Form 10-K
period 1993-12-31
PROGRESSIVE CORP/OH/
filed 1994-03-29
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]
For the fiscal year ended              December 31, 1993
                         ----------------------------------------------------
                                     or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____________________ to _____________________

Commission file number                                     1-9518
                       -------------------------------------------------------
                            THE PROGRESSIVE CORPORATION
- - - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                  34-0963169
- - - -------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

   6300 Wilson Mills Road, Mayfield Village, Ohio            44143
- - - ------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

                                (216) 461-5000
- - - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange on
    Title of each class                                      which registered

Common Shares, $1.00 Par Value                            New York Stock Exchange
- - - -------------------------------                         ---------------------------

9 3/8% Serial Preferred Shares, Series A (Cumulative,
  Liquidation Preference $25.00 per share)                New York Stock Exchange
- - - ------------------------------------------------------  ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                       None
- - - ------------------------------------------------------------------------------
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X]  Yes    [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 24, 1994: $2,067,055,541.87.

The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 24, 1994: 72,160,372

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 18, 1994, for the Annual Meeting of Shareholders to be held on April 22, 1994, are incorporated by reference in Part III hereof.

INTRODUCTION


The Progressive Corporation and subsidiaries' (collectively, the "Company") 1993 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 18, 1994, for the Annual Meeting of Shareholders to be held on April 22, 1994 (the "Proxy Statement"), have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

 (a)  General Development of Business

The Progressive Corporation, an insurance holding company formed in 1965, has 52 operating subsidiaries and one mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries (collectively, the "Insurance Group") provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States and in Canada. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage they caused.

Of the approximately 250 United States insurance company groups writing private passenger auto, the Company estimates that Progressive ranks ninth in size. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data published or reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source. For 1993, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, as well as insurance for commercial vehicles, were $115 billion, and Progressive's share of this market was approximately 1.5%.

 (b)  Financial Information About Industry Segments

   Incorporated by reference from Note 11, SEGMENT INFORMATION, on page 46 of the Company's Annual Report.

 (c)  Narrative Description of Business

INSURANCE SEGMENT

The Insurance Group underwrites a number of personal and commercial property-casualty insurance products. Net premiums written were $1,819.2 million in 1993, compared to $1,451.2 million and $1,324.6 million in 1992 and 1991, respectively. The underwriting profit (loss) was 10.7% in 1993, compared to 3.5% and (3.7)% in 1992 and 1991, respectively.

The Insurance Group's core business writes insurance for private passenger automobiles and small commercial and recreational vehicles. This business frequently has more than one program in a single state, with each targeted to a specific market segment. The core business accounted for 93% of the Company's 1993 total net written premiums.

The bulk of the Insurance Group's Core business consists of nonstandard insurance products for people cancelled and rejected by other insurers. The size of the nonstandard automobile insurance market changes with the insurance environment. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. The total 1993 nonstandard automobile insurance market was about $18 billion, compared to $17 billion in 1992 and $16 billion in 1991. Approximately 125 independent specialty companies and more than 25 subsidiaries of large insurance companies wrote nonstandard auto premiums in 1993. In this market, the Insurance Group ranked fourth in 1992 in direct premiums written and near the top in underwriting performance. It is estimated that the 1993 ranking and underwriting performance will be consistent with 1992.

The core business is continuing its experiment of writing standard and preferred automobile risks in several states. These experiments accounted for 4.5% of the Company's total private passenger auto premiums in 1993. The strategy is to build towards becoming a low-cost provider of a full line of auto insurance and related services, distributed through whichever channel the customer prefers. The Insurance Group's goal is to compete in the standard and preferred market, which comprises 81% of the personal automobile insurance market.

The Insurance Group's specialty personal lines products are dominated by motorcycle insurance. Other products offered include recreational vehicle, mobile home and boat insurance. The Insurance Group's competitors are specialty companies and standard insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is a significant participant in this market.

Nonstandard commercial vehicle insurance covers commercial vehicle risks that are rejected or cancelled by other insurance companies. Based on the Company's analysis of this market, approximately 40 companies compete for this business on a nationwide basis. State assigned risk plans also provide this coverage.

The core business insurance products are marketed by thirteen divisions headquartered in or near the markets served: the Florida and Southeast divisions in Tampa, Florida; the North East, New York, Central States, Ohio, Commercial Vehicle and National Accounts divisions in Cleveland, Ohio; the South Central division in Austin, Texas; the Mountain division in Colorado Springs, Colorado; the Mid-Atlantic division in Richmond, Virginia; the Canada division in Ontario, Canada; and the West division in Sacramento, California. Each division is responsible for its own marketing, sales, processing and claims.

In 1993, over 80% of the core business' net premiums were written through a network of more than 30,000 independent insurance agents located throughout the United States and in Canada. Subject to compliance with certain Company-mandated procedures, these independent insurance agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Company also markets its products through intermediaries such as employers, other insurance companies and national brokerage agencies, and direct to customers through employed sales people and owned insurance agencies. The core business currently markets personal automobile insurance directly to the public through its Miami and Tampa, Florida operations. It is anticipated that this activity may be expanded to other selected markets in Florida, Texas and Ohio.

The Insurance Group's diversified businesses - the Financial Services, Risk Management Services and Motor Carrier divisions, as well as the run-off of the former Transportation division - accounted for 7% of total volume in 1993. These divisions, which are organized by customer group, are headquartered in Cleveland, Ohio. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include financial institutions, equipment lessors and vehicle dealers. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. The diversified businesses also market their products directly to their customers through company-employed sales forces.

The Financial Services division provides physical damage, property and flood insurance and related tracking services to protect the commercial or retail lender's interest in collateral which is not otherwise insured against these risks. The principal product is collateral protection for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks are Financial Services' largest customer group for these services. This division also serves savings and loans, finance companies and credit unions. Based on the Company's analysis of this market, numerous companies offer these products, and none of them has a dominant market share.

Risk Management Services' principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual insurer controlled by its bank customers. The program is sponsored by the American Bankers Association. This program represented less than 1% of total 1993 net premiums written.

The Motor Carrier division provides insurance and related services, on a heavily reinsured basis, to a few excellent regional customers retained from the defunct Transportation business, as well as a growing number of intermediate-size trucking companies. The Motor Carrier division also manages involuntary Commercial Auto Insurance Plans. See SERVICE OPERATIONS on page 5 for further discussion.

COMPETITIVE FACTORS

The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claim handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. While the Company relies heavily on technology and extensive data gathering and analysis to segment and price markets according to risk potential, some competitors merely price their coverage at rates set lower than the Company's published rates. By avoiding extensive data gathering and analysis, these competitors incur lower underwriting costs. The Company has remained competitive by closely managing expenses and achieving operating efficiencies, and by refining its risk measurement and price segmentation skills. In addition, the Company offers prices for a wide spectrum of risks and seeks to offer a wider array of payment plans, limits of liability and deductibles than its competitors. Superior customer service and claim adjustment are also important factors in its competitive strategy.

LICENSES

The insurance group operates under licenses issued by various state or provincial insurance authorities. Such licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kind of insurance coverages which may be written or the nature of the insurance-related services which may be provided in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses which are material to the Company's business are in good standing.

INSURANCE REGULATION

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. One or more of the subsidiaries are licensed and subject to regulation in each of the 50 states, in each Canadian province and by Canadian federal authorities. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company's principal insurance subsidiaries are domiciled in the states of Florida, Mississippi, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing accounting methods and the form and content of statutory financial reports and regulating the type and amount of investments permitted. Rate regulation varies from "file and use" to prior approval to mandated rates. Most jurisdictions prohibit rates that are "excessive, inadequate or unfairly discriminatory."

Insurance departments are charged with the responsibility to ensure that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to make periodic and other examinations of regulated insurers' financial condition, adherence to statutory accounting principles and compliance with state insurance laws and regulations.

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions and certain other transactions involving insurers and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, from regulated insurers to their affiliates. See the "Dividends" discussion in Item 5(c) for further information on such dividend limitations.

Under state insolvency and guaranty laws, regulated insurers can be assessed for, or be required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states to provide coverage to certain risks as a condition of doing business in the state. Such programs generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium.

Many states have laws and regulations that limit a company's ability to exit a market. For example, certain states limit an automobile insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to technical factors, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer solvency. In recent years, legislation and voter initiatives have been introduced which deal with insurance rate development, rate determination and the ability of insurers to cancel or renew insurance policies, reflecting concerns about availability, prices and alleged discriminatory pricing.

In some states, such as California and Georgia, the automobile insurance industry has been under pressure in recent years from regulators, legislators or special interest groups to reduce, freeze or set rates at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This activity has adversely affected, and may in the future adversely affect, the profitability and growth of the subsidiaries' automobile insurance business in those jurisdictions, and may limit the subsidiaries' ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries' ability to adequately price automobile insurance may occur in the future. The impact of these regulatory changes on the subsidiaries' businesses cannot be predicted.

The state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, expand state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, risk-based capital guidelines and further limitations on the ability of regulated insurers to pay dividends. In addition, the United States Congress and certain federal agencies are investigating the current condition of the insurance industry to determine whether federal regulation is necessary, and the Clinton administration is in the process of considering changes to the nation's health care system. Changes in the health care system may have an effect on the medical coverage included in auto insurance policies. It is currently not possible to predict the outcome of any of these matters, or their potential impact on the Company.

STATUTORY ACCOUNTING PRINCIPLES

The Insurance Group's results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Specifically, under GAAP:

1. Commissions, premium taxes and other costs incurred in connection with writing new and renewal business are deferred and amortized over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2. Direct response advertising costs, which consist primarily of direct mail expenses, are capitalized and amortized over the estimated period of the benefits, rather than expensed as incurred, as required by SAP.

3. Estimated salvage and net subrogation recoverables are reflected in the financial statements at the time the related loss reserves are established, rather than when actually recovered, as permitted by SAP. Salvage is the amount recovered when the property against which a claim is made is recovered and sold by the insurance company. Subrogation is the amount of claim cost recovered from the party at fault.

4. Certain assets are included in the consolidated balance sheets, rather than charged against retained earnings, as required by SAP. These assets consist primarily of premium receivables over 90 days old and furniture and fixtures.

5. Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, as required by SAP.


The differing treatment of income and expense items results in a corresponding difference in Federal income tax expense.

SERVICE OPERATIONS

The Motor Carrier division currently manages involuntary commercial auto insurance plans (CAIP) in 29 states. As a CAIP servicing carrier, the division processes about one third of the premiums in the involuntary commercial market, without assuming the indemnity risk. It competes with approximately 14 other providers nationwide. The Company's subsidiaries also provide claim services to fleet owners and other insurance companies. Revenues from all service businesses are derived primarily from fees and commissions. Total service revenues were $43.7 million in 1993, compared to $53.3 million and $54.0 million in 1992 and 1991, respectively.

INVESTMENTS

The Company's approach to investing is consistent with its need to maintain capital adequate to support the insurance premiums written. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $2,805.2 million at December 31, 1993, compared to $2,407.4 million at December 31, 1992. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains (losses) on security sales, before expenses and taxes was $242.4 million in 1993, compared to $153.5 million in 1992 and $152.2 million in 1991. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, beginning on page 12 herein for additional discussion.

EMPLOYEES

The number of employees, excluding temporaries, at December 31, 1993, was 6,101.

LIABILITY FOR PROPERTY-CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property-casualty and life insurance subsidiaries. The life insurance operations are in run-off. In order to assure safety of capital and conservatism of the balance sheet, total loss reserves are set at a level that is intended to provide confidence that they are adequate. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table: (1) provides a reconciliation of beginning and ending estimated liability balances for 1993, 1992 and 1991, and (2) shows the difference between the estimated liability in accordance with GAAP and that reported in accordance with SAP.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

 (millions)                                        1993                 1992                  1991
                                                 ----------------------------------------------------
 Balance, January 1                              $  956.4              $ 861.5               $ 791.6
 Incurred losses and LAE:
       Current accident year                      1,126.7                981.7                 903.2
       Prior accident years                         (98.5)               (51.5)                (42.8)
                                                 ----------------------------------------------------
                                                  1,028.2                930.2                 860.4
                                                 ----------------------------------------------------
 Paid losses and LAE:
       Current accident year                        605.4                481.9                 468.1
       Prior accident years                         366.8                353.4                 322.4
                                                 ----------------------------------------------------
                                                    972.2                835.3                 790.5
                                                 ----------------------------------------------------
 Balance, December 31                             1,012.4                956.4                 861.5
 Add: Reinsurance recoverable on
       unpaid losses and LAE1                       334.8                   --                    --
                                                 ----------------------------------------------------
 Balance, December 31, GAAP                       1,347.2                956.4                 861.5
 Adjust: Reinsurance recoverable on
       unpaid losses and LAE1                      (334.8)                  --                    --
    Net salvage and subrogation                      39.9                 37.2                  38.3
                                                 ----------------------------------------------------
 Balance, December 31, SAP                       $1,052.3               $993.6                $899.8
                                                 ====================================================

- - - ----------------

1 In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) 113, "Accounting and Reporting for Reinsurance of Short- Duration and Long-Duration Contracts"; prior years were not restated.


The reconciliation above shows a $98.5 million redundancy, which emerged during 1993, in the 1993 liability and a $51.5 million redundancy in the 1992 liability, based on information known as of December 31, 1993 and December 31, 1992, respectively. Current reserves reflect conservatism of the liability established for potential adverse development.

The anticipated effect of inflation is explicitly considered when estimating liabilities for losses and LAE. While anticipated increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, inflation, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED                      1983     1984     1985     1986    1987     1988      1989     1990     1991    1992     1993
LIABILITY FOR UNPAID
- - - ---------------------
LOSSES AND LAE                 $121.8   $146.5   $215.3   $323.8   $471.0   $651.0   $748.6   $791.6   $861.5   $956.4   $1,012.4
- - - --------------

PAID (CUMULATIVE) AS OF:
- - - -----------------------
  One year later                 60.0     68.6    104.7    142.7    195.0    283.1    293.1    322.4    353.4    366.8
  Two years later                85.9    101.4    151.9    204.4    294.9    393.7    446.8    490.8    518.8       --
  Three years later             102.3    121.3    175.4    238.9    339.5    465.0    539.8    570.4       --       --
  Four years later              111.6    128.8    187.2    255.7    369.9    514.0    588.2       --       --       --
  Five years later              115.2    132.8    194.1    264.3    383.5    540.7       --       --       --       --
  Six years later               116.5    135.8    197.7    268.7    389.1       --       --       --       --       --
  Seven years later             117.6    136.8    200.7    270.1       --       --       --       --       --       --
  Eight years later             118.3    138.9    201.3       --       --       --       --       --       --       --
  Nine years later              119.1    139.1       --       --       --       --       --       --       --       --
  Ten years later               119.3       --       --       --       --       --       --       --       --       --
LIABILITY RE-ESTIMATED
- - - -----------------------
AS OF:
- - - -----
  One year later                124.5    146.9    218.7    300.6    446.6    610.3    684.5    748.8    810.0    857.9
  Two years later               127.9    150.2    213.6    293.6    422.2    573.4    677.9    726.5    771.9       --
  Three years later             128.6    144.0    205.3    282.8    402.4    581.3    668.6    712.7       --       --
  Four years later              123.2    140.4    203.4    274.1    403.9    575.1    667.1       --       --       --
  Five years later              120.2    139.0    200.9    275.6    399.6    578.4       --       --       --       --
  Six years later               119.3    139.3    204.4    275.8    400.2       --       --       --       --       --
  Seven years later             120.1    142.0    205.2    277.5      --        --       --       --       --       --
  Eight years later             122.6    142.9    206.7       --       --       --       --       --       --       --
  Nine years later              123.0    144.5       --       --       --       --       --       --       --       --
  Ten years later               124.7       --       --       --       --       --       --       --       --       --

CUMULATIVE REDUNDANCY
- - - ---------------------
(DEFICIENCY)                   $ (2.9)  $  2.0   $  8.6   $ 46.3   $ 70.8   $ 72.6   $ 81.5   $ 78.9   $ 89.6   $ 98.5
- - - ------------                   ------   ------   ------   ------   ------   ------   ------   ------   ------   ------
PERCENTAGE1                      (2.4)     1.4      4.0     14.3     15.0     11.2     10.9     10.0     10.4     10.3
- - - -----------------

1 Cumulative redundancy/(deficiency) divided by liability for unpaid losses and LAE.


The above table presents the development of balance sheet liabilities for 1983 through 1992. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. Similar reserves for the life insurance subsidiary, which are immaterial, are excluded. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, as of December 31, 1993, the companies had paid $139.1 million of the currently estimated $144.5 million of losses and LAE that had been incurred through the end of 1984; thus an estimated $5.4 million of losses incurred through 1984 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1983 liability has developed a $2.9 million deficiency over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 7 as the "prior years" provision for incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy (deficiency) amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1986, but incurred in 1983, will be included in the cumulative deficiency or redundancy amount for years 1983, 1984 and 1985. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The data in the Analysis of Loss and Loss Adjustment Expenses Development table on page 8 are constructed slightly differently than the data in the Current Estimate of Total Redundancy column in the chart on page 54 of the Company's Annual Report. The data in the former table are based on Schedule P from the 1993, 1992, 1991 and 1990 Consolidated Annual Statement, as filed with state insurance departments, and Schedules O and P filed for years prior to 1989.
The reserve accuracy percentages reported in this table differ from the percentages reported in the Annual Report. The primary reason for the difference is the method of apportioning loss adjustment expenses to accident years. The Consolidated Annual Statement, Schedule P, Part-1, specifies how to distribute unallocated loss adjustment expenses to accident years. The Company disagrees with this arbitrary approach and, therefore, uses a different approach for the Annual Report. It believes that both apportionment methods give the same result when viewed over several years.

A second reason is that the data reported in the Annual Report includes results for life insurance products sold by the Company's life insurance subsidiary. Life insurance reserves are less than 1% of total reserves. Given the uncertainty inherent in establishing insurance loss reserves, its reserves have proven to be quite accurate.

The Company's Consolidated Annual Statement Schedule P for 1993, 1992 and 1991 includes $14.5 million, $27.2 million, and $17.2 million, respectively, of paid LAE for non-indemnity business which is excluded for GAAP and, therefore, not included in the reconciliation shown on page 7.

There are two significant differences between the development table on page 8 and The Company's Consolidated Annual Statement, Schedule P. Schedule P includes cumulative payments from a company purchased in September 1990 and an affiliate consolidated in March 1991, which are not included for GAAP reporting for periods prior to the dates of acquisition. Also, the development displayed in Schedule P, Part-2, excludes unallocated loss adjustment expenses which are included in the preceding development table.

      (d)    Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States and in Canada. The amount of Canadian revenues and assets are approximately two percent of the Company's consolidated revenues and assets. The amount of operating income (loss) generated by its Canadian operations is immaterial with respect to the Company's consolidated operating income (loss).

ITEM 2.      PROPERTIES

OWNED PROPERTIES

The Company's central data processing facility occupies a modern, three-story brick building containing approximately 107,000 square feet of office space, on an approximately 40-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. In spring 1992, construction began on the Company's new corporate office complex on this parcel, and in December 1993, the Company began occupying a portion of this complex. Construction is expected to be completed in 1994. The new facility will consist of approximately 520,000 square feet of space and will replace office space held under leases in a number of locations in the Cleveland, Ohio area. The cost of the project is currently estimated at $74.8 million and is being funded through operating cashflows. As of December 31, 1993, $50.5 million of the project's costs had been paid.

The Company owns a modern three-story building containing approximately 96,700 square feet of office space in Mayfield Heights, Ohio. The property was purchased in December 1993, for approximately $6.5 million, and is occupied by the Company's Northeast Division.

The Company's Florida Division is headquartered in a modern, two-story building containing approximately 60,000 square feet of office space in Tampa, Florida. The property was financed with, and is held subject to a mortgage granted in connection with, industrial development revenue bonds bearing interest equal to 79.45% of a specified prime commercial lending rate. The remaining annual principal amounts payable are $368,000 in each of 1994 through 1997 and $92,000 in 1998.

The Company owns a modern, two-story building containing approximately 39,000 square feet of office space in Tampa, Florida; this building is leased to a non-affiliated tenant.

The Company also owns a one-story brick building containing approximately 92,000 square feet of training facilities, office and warehouse space in Mayfield Village, Ohio.

LEASED PROPERTIES

The Company leases approximately 681,000 square feet of modern office space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 225 processing and claim offices at various locations throughout the United States. Two offices are leased in Canada. These leases are generally short-term to medium-term leases of standard commercial office space.


ITEM 3.      LEGAL PROCEEDINGS

Incorporated by reference from Note 6, LITIGATION, on page 43 of the Company's Annual Report.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SHAREHOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 of this Annual Report on Form 10-K.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

  (a)        Market Information

The Company's Common Shares are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the New York Stock Exchange. All stock prices and dividends per share have been adjusted to reflect the December 8, 1992 3-for-1 stock split.

                                                                               Dividends
Year            Quarter                 High                   Low             Per Share
- - - ------------------------------------------------------------------------------------------
1993            1                   $ 36 1/8              $ 26 5/8                $ .050
                2                     36 1/4                27 1/2                  .050
                3                     44 1/4                31 3/4                  .050
                4                     46 1/8                38 3/8                  .050
                             -------------------------------------------------------------
                                    $ 46 1/8              $ 26 5/8                $ .200
                             =============================================================


1992            1                   $ 18 7/8              $ 14 3/4                $ .047
                2                     19                    15 5/8                  .047
                3                     22                    18 7/8                  .047
                4                     29 3/8                21 3/8                  .050
                             -------------------------------------------------------------
                                    $ 29 3/8              $ 14 3/4                $ .191
                             =============================================================




The closing price of the Company's Common Shares on February 24, 1994 was
$34 5/8.


  (b)        Holders

There were 4,849 shareholders of record on February 24, 1994.


  (c)        Dividends

Statutory policyholders' surplus was $703.6 million and $658.3 million at December 31, 1993 and 1992, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1993, $91.5 million of statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are not transferable in the form of dividends, loans or advances to the parent. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Under current regulations, subsidiary dividends of $117.1 million in the aggregate may be paid in 1994 out of statutory policyholders' surplus, without such approval by regulatory authorities. The regulations may change during 1994, which could affect the dividends permitted to be paid by a regulated subsidiary without prior approval.

ITEM 6.      SELECTED FINANCIAL DATA

(millions - except per share  amounts)

                                                  For the years ended December 31,
                               1993             1992               1991                 1990            1989
Total revenues 1             $1,954.8         $1,738.9           $1,493.1             $1,376.2        $1,392.7
Net income 2                    267.3            153.8               32.9                 93.4            78.0
Per share:
 Net income 2,3                  3.58             2.05                .41                 1.19             .94
 Dividends                       .200             .191               .172                 .160            .147
Total assets 2,4              4,011.3          3,440.9            3,317.2              2,912.4         2,643.7
Funded debt
 outstanding                    477.1            568.5              644.0                644.4           645.9


All per share amounts have been adjusted for the December 8, 1992 3-for-1 stock split.

1 Total revenues for 1992 include $106.0 million ($70.0 million after taxes), or $.97 per share, for the Company's California Proposition 103 reserve reduction. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth in Item 7 of this Annual Report on Form 10-K for further discussion.

2 Effective January 1, 1992, the Company adopted SFAS 109 and was able to demonstrate that the benefit of deferred tax assets was fully realizable. The cumulative effect of adopting SFAS 109 increased net income $14.2 million, or $.20 per share. In 1991, the deferred tax asset writedown, as required under SFAS 96, was included in the Federal income tax provision.

3 Presented on a fully diluted basis.

4 Pursuant to SFAS 113, amounts for 1990 through 1992 were restated.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares and other outstanding securities, to redeem debt, and for other business purposes. In 1993, the Company sold 4,950,000 Common Shares for net proceeds of $177.0 million, $150.0 million of its 7% Notes due 2013 and filed a shelf registration for $200.0 million of its debt securities (in January 1994, the Company sold $200.0 million of its 6.60% Notes due 2004 under the shelf registration statement). During 1993, the Company repurchased .4 million of its Serial Preferred Shares, Series A, at a cost of $9.8 million, repaid $170.0 million borrowed under its credit facilities and redeemed the entire $70.0 million of its 8 3/4% Debentures.

During the three-year period ended December 31, 1993, the Company also sold 4,000,000 Serial Preferred Shares, Series A, for net proceeds of $96.4 million, of which .4 million were repurchased as discussed above, repurchased 4.0 million Common Shares (not adjusted for the December 1992 three-for-one stock split) at a total cost of $215.6 million, and decreased its aggregate borrowings $167.3 million. During the same period, The Progressive Corporation received $393.3 million from its insurance subsidiaries, net of capital contributions made to these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(c) DIVIDENDS, on page 11.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company also has available a $20.0 million revolving credit agreement. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims.
For the three years ended December 31, 1993, operations generated a positive cash flow of $664.7 million, and cash flow is expected to be positive in both the short-term and reasonably foreseeable future. The Company's substantial investment portfolio is highly liquid, consisting almost entirely of readily marketable securities. The Company does not expect any material changes in its cash requirements and is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on its liquidity.

Total capital expenditures for the three years ended December 31, 1993, aggregated $122.6 million. In spring 1992, construction began on the Company's new corporate office complex in Mayfield Village, Ohio, and in December 1993, the Company began occupying a portion of this complex. Construction is expected to be completed in 1994. The new facility will consist of approximately 520,000 square feet of space and will replace office space held under leases in a number of locations in the Cleveland, Ohio area. The cost of the project is currently estimated at $74.8 million, and is being funded through operating cash flows. As of December 31, 1993, $50.5 million of the project's cost had been paid.

In June 1992, the Company reached an agreement with the California Department of Insurance to refund approximately $50 million of premiums (including interest) on business written between November 8, 1988 and November 7, 1989 to approximately 260,000 policyholders, thereby settling all rollback and refund exposure since Proposition 103 was adopted in November 1988. As a result, the Proposition 103 premium refund and rollback reserve was reduced by $106.0 million.

During the second quarter 1992, the Company changed its financial arrangement with Progressive Partners Limited Partnership (Progressive Partners), its investment manager, as part of its strategy to compete more effectively for private passenger auto insurance by lowering costs. Under the new arrangement, Progressive Partners' people, now employed by a wholly-owned Progressive subsidiary, continue to provide the Company with investment and capital management. The transaction involved paying Progressive Partners a one-time fee for terminating the investment management contract, and an additional incentive fee for the period ended June 30, 1992, in the aggregate amount of $54.6 million. This transaction reduced the Company's costs for investment and capital management.

In December 1992, Mr. Alfred Lerner, then Chairman of the Company, converted his $75.0 million Floating Rate Convertible Subordinated Debenture due 2008 into 9,000,000 Common Shares and sold 5,175,000 of those Common Shares in an underwritten public offering. The public offering was completed pursuant to the registration rights provisions of the convertible debenture, under which the Company paid $5.1 million in underwriting and other expenses of the offering. These expenses were charged directly to shareholders' equity in accordance with generally accepted accounting principles. On the same date, Mr. Lerner agreed to a termination of his employment agreement with the Company, and, in connection with these transactions, the Company paid Mr. Lerner $10.0 million.

RESULTS OF OPERATIONS

Direct premiums written increased 20 percent to $1,966.4 million in 1993, compared to $1,636.8 million in 1992 and $1,536.8 million in 1991. These amounts include premiums written under state-mandated involuntary Commercial Auto Insurance Plans (CAIP), for which the Company retains no indemnity risk, of $98.0 million in 1993, $142.2 million in 1992 and $180.0 million in 1991.
In 1993, the Company provided policy and claim processing services to 28 state CAIPs, compared to 26 in 1992 and 25 in 1991; the size of the CAIP market continues to decrease. Net premiums written increased 25 percent to $1,819.2 million, compared to $1,451.2 million in 1992 and $1,324.6 million in 1991. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 17 percent in 1993, compared to 11 percent in 1992 and 8 percent in 1991. In 1989, the Company established a reserve for potential premium rollbacks and refunds under provisions of California Proposition 103 and added to the reserve in subsequent years; the reserve reduced premiums written and earned $10.2 million and $49.7 million in 1992 and 1991, respectively. In 1992, the Company settled its financial responsibility under Proposition 103 and reduced its reserve as described above.

In 1993, the Company's Core business' net premiums written grew 25 percent, driven by an increase in unit sales. The Company anticipates continued growth in its Core business in 1994; however, the Company prices business to achieve a four percent underwriting margin. As a result, in the short run, operating earnings may not increase in proportion to volume growth.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claims costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are collected. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 62 percent in 1993, compared to 65 percent in 1992 and 67 percent in 1991. The personnel reductions in late 1991 and early 1992, along with other cost-cutting measures and the favorable run-off of the Transportation business, reduced the Company's losses and loss adjustment expenses.

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 28 percent in 1993, compared to 31 percent in 1992 and 37 percent in 1991. The decrease reflects the cost-cutting measures discussed above, as well as process improvements, changed workflows and lower commission programs.

Service revenues were $43.7 million in 1993, compared to $53.3 million in 1992 and $54.0 million in 1991; the decrease in revenues reflects the decrease in CAIP premiums written. Service businesses generated a pretax operating profit of $6.8 million in 1993, compared to a pretax loss of $4.3 million in 1992 and a pretax loss of $2.1 million in 1991. During 1992, loss adjustment expense reserves were increased $6.2 million.


Recurring investment income (interest and dividends) decreased 3 percent to $134.5 million in 1993, 4 percent to $139.0 million in 1992 and 5 percent to $144.8 million in 1991, primarily due to lower prevailing interest rates. Net realized gains on security sales were $107.9 million in 1993, $14.5 million in 1992 and $7.4 million in 1991. A significant portion of the 1993 realized gains resulted from the sale of certain equity securities held in the Company's investment portfolio.

President Clinton signed the Omnibus Budget Reconciliation Act of 1993, which, among other items, increased the statutory tax rate to 35 percent. Effective January 1, 1992, the Company adopted SFAS 109 and was able to demonstrate that the benefit of deferred tax assets was fully realizable. The cumulative effect of adopting SFAS 109 increased net income $14.2 million, or $.20 per share. In 1991, the deferred tax asset write-down, as required under SFAS 96, was included in the Federal income tax provision.

INVESTMENTS

The Company invests in fixed maturity, short-term and equity securities. The Company's investment strategy recognizes its need to maintain capital adequate to support its insurance operations. Therefore, the Company evaluates the risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio. The majority ($2,135.1 million, or 76.6%, in 1993 and $1,779.4 million, or 74.6%, in 1992) of the portfolio at December 31, 1993 and 1992, was in short-term and intermediate- term, investment-grade fixed-income securities. A relatively small portion ($453.9 million, or 16.3% in 1993 and $398.6 million, or 16.7% in 1992) of the investment portfolio was invested in preferred and common equity securities providing risk/reward balance and diversification. The remainder of the portfolio was invested in long-term investment-grade fixed-income securities ($77.6 million, or 2.8% in 1993 and $122.7 million, or 5.1% in 1992) and non-investment-grade fixed-income securities ($119.8 million, or 4.3% in 1993 and $85.4 million, or 3.6% in 1992). The non-investment-grade fixed-income securities, although constituting only a small portion of the portfolio, offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. These securities may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market. The weighted average fully taxable equivalent yield of the portfolio was 8.7%, 8.6% and 9.4% as of December 31, 1993, 1992 and 1991, respectively.

As of December 31, 1993, the Company elected to early adopt Statement of Financial Accounting Standards (SFAS) 115 "Accounting for Certain Investments in Debt and Equity Securities." For 1993, the adoption of SFAS 115 did not have any effect on the Company's results of operations or financial position.

Fixed maturity securities which are held-to-maturity and short-term securities are reported at amortized cost; amortized cost of short-term securities approximates market. Available-for-sale securities are held for indefinite periods of time and include fixed maturities and equity securities. The available-for-sale securities are reported at market value with the changes in market value, net of deferred income taxes, reported directly in shareholders' equity as unrealized appreciation or depreciation.

The quality distribution of the fixed-income portfolio is as follows:

         Standard & Poor's          Percentage at              Percentage at
              Rating               December 31, 1993         December 31, 1992
              ------               -----------------         -----------------
                AAA                      61.8%                     77.2%
                 AA                      23.6                      10.1
                  A                       8.4                       6.3
                BBB                       0.6                       0.6
          Non Rated/Other                 5.6                       5.8
                                        -----                     -----
                                        100.0 %                   100.0%
                                        =====                     =====

As of December 31, 1993, the Company held $122.5 million of Collateralized Mortgage Obligations ("CMOs"), which represented 4.4% of the total investment portfolio. There are four types of securities held in the CMO Portfolio. As of December 31, 1993, sequential bonds represented 51.0% of the portfolio ($62.5 million) and had an average life of 1.5 years. Planned Amortization Class ("P.A.C.") bonds represented 25.9% of the portfolio ($31.7 million) and had an average life of 1.6 years. P.A.C. Principal Only and Interest Only bonds represented the remaining 23.1% of the portfolio ($28.3 million) and had an average life of 1.8 years. The portfolio contains no residual interests.

CMOs held by the Company are highly liquid with readily available quotes and, at December 31, 1993, had an average life of 1.6 years. Eighty- nine percent of the CMOs held by the Company are rated AAA by Moody's or Standard & Poor's. As of December 31, 1993, the Company's total CMO portfolio had an unrealized loss of $3.7 million. The single largest unrealized loss in any CMO security was $1.3 million, or only 1.1% of such position.

Investments in the Company's portfolio have varying degrees of risk. Equity securities generally have greater risks than the non-equity portion of the portfolio since these securities are subordinate to rights of debt holders and other creditors of the issuer. As of December 31, 1993, the mark-to-market net gains in the Company's equity portfolio were $20.7 million ($13.5 million, net of taxes), as compared to $88.3 million ($58.3 million, net of taxes) in 1992.

As of December 31, 1993 and 1992, the marketable equity portfolio of the Company was $453.9 million, or 16.3% and $398.6 million, or 16.7%, respectively, of the total investment portfolio. The 1993 marketable equity portfolio consisted of three principal components: (i) $73.0 million, or 16.1%, of standard adjustable rate preferreds (ARPS), (ii) $283.4 million, or 62.4%, of perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par, and (iii) $97.5 million, or 21.5%, of common stocks. The 1992 marketable equity portfolio consisted of three principal components; (i) $138.9 million, or 34.8%, of standard adjustable rate preferred (ARPS), (ii) $64.1 million, or 16.1% of perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par, and (iii) $195.6 million, or 49.1%, of common stocks.

The Company continually evaluates the creditworthiness of each issuer for all securities held in its portfolio. Changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer.

Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. Evidence reviewed may include the recent operating results and financial position of the issuer, information about its industry, recent announcements and other information. The Company retains a staff of experienced security analysts to compile, review and evaluate such information.

When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. It is the Company's general policy to dispose of securities when the Company determines that the issuer is unable to reverse its deteriorating financial condition and the prospects for its business within a reasonable period of time. In less severe circumstances, the Company may decide to dispose of a portion of its holdings in a specific issuer when the risk profile of the investment becomes greater than its tolerance for such risk.

ENVIRONMENTAL AND PRODUCT LIABILITY EXPOSURES

Because the Company has been primarily an insurer of motor vehicles, it has limited exposure for environmental, product and general liability claims. The Company has established reserves for these exposures, in amounts which it believes to be adequate based on information currently known by it and, in addition, has a supplemental reserve that is in an amount substantially in excess of the potential exposure for such claims. The Company does not believe that these claims will have a material impact on the Company's liquidity, results of operations or financial condition.

However, the ultimate costs of the environmental and product liability claims are inherently difficult to project due to numerous uncertainties, including causation and policy coverage issues, the possible uncollectability of related reinsurance and third-party indemnity arrangements, unsettled and sometimes conflicting case law, difficulties in determining the scope of any contamination or injury and the nature and cost of the appropriate remedial action and the number and financial condition of responsible parties and their insurers, among other factors.

Most of the Company's exposure for such claims results from Progressive's acquisition in 1985 of American Star Insurance Company, since renamed National Continental Insurance Company. When American Star was acquired, the seller agreed to administer all claims asserted under policies previously written by American Star and to pay all losses incurred under such policies, including those covered by reinsurance then in place on some of the policies. The seller encountered major financial difficulties as a result of losses in Hurricane Andrew and, despite having paid all losses and adjusted all claims on the old business since 1985, has contested its obligation to administer these claims and to pay the losses not being paid by some of the reinsurers. The dispute has been submitted to arbitration and is scheduled to be heard by an arbitration panel during the second quarter. If it is determined that the seller is responsible for all of these losses, the amounts could be material to it. According to a recent study by independent actuaries for the seller, aggregate reserves on this business are about $19.2 million. Of that amount, about $6.3 million is being contested in the arbitration, $7.8 million is the admitted obligation of the seller and the balance is the responsibility of reinsurance sources that are paying their obligations.

The Company will continue to monitor these exposures, adjust the related reserves appropriately as additional information becomes known and disclose any material developments.




ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1993 Annual Report, pages 33 through 46 and pages 50 through 55.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A description of the directors, including those nominated for election as directors at the 1994 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 1 through 3.

A description of the executive officers of the Registrant and its subsidiaries follows. These descriptions reflect the Company's termination of its officership program and consequent elimination of many officer positions, effective December 31, 1993.

                                                        Offices Held and
    Name                          Age          Last Five Years Business Experience
    ----                          ---          -----------------------------------
Peter B. Lewis                    60     Chairman since April 1993; President, Chief Executive Officer and a director of the
                                         Registrant and Progressive Casualty Insurance Company ("Progressive Casualty"), the
                                         principal subsidiary of the Registrant.

Charles B. Chokel                 40     Chief Financial Officer of the Registrant since April 1991; Senior Vice President -
                                         Finance of Progressive Casualty from April 1991 to December 1993;  President of the
                                         California Division and  Vice President of Progressive Casualty prior to April 1991.

Allan W. Ditchfield               56     Chief Information Officer of the Registrant since March 1991; Senior Vice President -
                                         Information Services of Progressive Casualty from March 1991 to December 1993; Senior
                                         Vice President of Systems Engineering at MCI Telecommunications Corporation, Washington,
                                         D.C. (telecommunications) from July 1988 to March 1991.

Daniel R. Lewis                   47     President of the Central States Division since November 1989; President of the Consumer
                                         Finance Division prior to September 1989; Treasurer of the Registrant; Senior Vice
                                         President of Progressive Casualty prior to December 1993.

Bruce W. Marlow                   45     Chief Operating Officer of the Registrant; Executive Vice President of Progressive
                                         Casualty prior to December 1993.

Michael C. Murr                   42     Chief Investment and Capital Officer of the Registrant since February 1993; President of
                                         Progressive Partners, Inc., a subsidiary of the Registrant since July 1992; President of
                                         Progressive Partners Limited Partnership prior to July 1992.

David M. Schneider                56     Chief Legal Officer and Secretary of the Registrant since May 1989; Senior Vice President of Progressive Casualty from May 1989 to December 1993; Partner and Area Chair of
                                         National Business Practice, Baker & Hostetler, Cleveland, Ohio (attorneys) prior to
                                         May 1989.

Tiona M. Thompson                 43     Chief Human Resources Officer of the Registrant since December 1993; Vice President -
                                         Human Resources of Progressive Casualty from September 1991 to December 1993; Vice
                                         President of Progressive Casualty prior to September 1991.

SECTION 16(A) REPORTING

Under the Federal securities laws, the directors and certain officers of the Company, and holders of 10% or more of the Company's Common Shares, are required to report their ownership of the Company's Common Shares, and any changes in such ownership, to the Securities and Exchange Commission and New York Stock Exchange within specified time frames. The Company is required to report in this Form 10-K any failure on the part of any such individual to timely file any such report. The Form 5 filed for Daniel R. Lewis for 1992 inadvertently omitted to disclose two gifts totalling 100 of the Company's Common Shares received by his two minor children in January 1992. A supplemental filing was made with the Securities and Exchange Commission and the New York Stock Exchange promptly after this oversight was discovered. Norman S. Matthews' Form 5 for 1993, reporting charitable gifts totalling 250 Common Shares, was filed 29 days late. The total of all charitable gifts reported for David M. Schneider on his December 1993 Form 4 inadvertently omitted 4 Common Shares. An amended Form 4 was filed promptly after this omission was discovered.

ITEM 11.   EXECUTIVE COMPENSATION


Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation," pages 7 through 15.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT



Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," pages 4 through 6.


ITEM 13.   CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS


Incorporated by reference from the section of the Proxy Statement entitled "Election of Directors - Certain Related Transactions," page 3.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.


         (a)(1)  Listing of Financial Statements

                 The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                          Report of Independent Accountants

                          Consolidated Statements of Income -
                          December 31, 1993, 1992 and 1991

                          Consolidated Balance Sheets - December 31, 1993
                          and 1992

                          Consolidated Statements of Changes in Shareholders' Equity - December 31, 1993, 1992 and 1991

                          Consolidated Statements of Cash Flows -
                          December 31, 1993, 1992 and 1991

                          Notes to Consolidated Financial Statements

                          Supplemental Information*

                 *Not covered by Report of Independent Accountants.

         (a)(2)  Listing of Financial Statement Schedules

                 The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Accountants and Consent of Independent Accountants are included in Item 14(d):

                          Schedules

                          Report of Independent Accountants

                          Consent of Independent Accountants

                          Schedule I - Summary of Investments -
                          Other than Investments in Related Parties

                          Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties

                          Schedule III - Condensed Financial
                          Information of Registrant

                          Schedule V - Supplementary Insurance
                          Information

                          Schedule VI - Reinsurance

                          Schedule X - Supplemental Information Concerning Property-Casualty Insurance Operations

                          No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

         (a)(3)  Listing of Exhibits

                 See exhibit index contained herein at pages 37 through 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(B) through (10)(K).

         (b)     Reports on Form 8-K

                 On November 12, 1993, the Company filed a Form 8-K to report the call for redemption on December 17, 1993, of the entire $70 million aggregate principal amount of its outstanding 8 3/4% Debentures due 2017. The redemption was made at 105.425% of the principal amount, plus accrued interest to the date fixed for redemption. These debentures were issued pursuant to an Indenture dated October 15, 1986 between the Company and Morgan Guaranty Trust Company of New York, as trustee.

         (c)     Exhibits

                 The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

         (d)     Financial Statement Schedules

                 The response to this portion of Item 14 is located at pages 23 through 36.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE PROGRESSIVE CORPORATION

March 29, 1994                           BY: /s/ Peter B. Lewis
                                             -------------------------
                                               Peter B. Lewis
                                               Chairman, President and Chief
                                               Executive Officer of the
                                               Registrant


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Peter B. Lewis                      Chairman, President and Chief Executive          March 29, 1994
- - - ---------------------------------       Officer of the Registrant and a Director
Peter B. Lewis


/s/ Charles B. Chokel                   Chief Financial Officer                          March 29, 1994
- - - ---------------------------------       of the Registrant
Charles B. Chokel


/s/ Jeffrey W. Basch                    Chief Accounting Officer                         March 29, 1994
- - - ---------------------------------       of the Registrant
Jeffrey W. Basch


Milton N. Allen*                        Director                                         March 29, 1994
- - - ---------------------------
Milton N. Allen


B. Charles Ames*                        Director                                         March 29, 1994
- - - --------------------------
B. Charles Ames


Stephen R. Hardis*                      Director                                         March 29, 1994
- - - ---------------------------
Stephen R. Hardis


Norman S. Matthews*                     Director                                         March 29, 1994
- - - ------------------------
Norman S. Matthews


Donald B. Shackelford*                  Director                                         March 29, 1994
- - - -------------------------
Donald B. Shackelford

Paul B. Sigler*                         Director                                         March 29, 1994
- - - -----------------------------
Paul B. Sigler




* DAVID M. SCHNEIDER, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.





By /s/ David M. Schneider                                                                March 29, 1994
   ------------------------
    David M. Schneider
    Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(D)

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                          THE PROGRESSIVE CORPORATION

                             MAYFIELD VILLAGE, OHIO

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders,
The Progressive Corporation:





    Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1993 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 20 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                       COOPERS & LYBRAND




Cleveland, Ohio
January 26, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders,
The Progressive Corporation:


We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement of The Progressive Corporation on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8 (File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on Form S-8 (File No. 33-38464) filed December 28, 1990, the Registration Statement on Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, the Registration Statement on Form S-8 (File No. 33-23203) filed August 3, 1988 and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987 of our report dated January 26, 1994, on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which report is included in this Annual Report on Form 10-K.





                                 COOPERS & LYBRAND




Cleveland, Ohio
March 29, 1994

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES



THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

                                                                       December 31, 1993
                                                     -----------------------------------------------------------
                                                                                               Amount At Which
                                                                                                  Shown In The
               Type of Investment                              Cost       Market Value           Balance Sheet
                                                     -----------------------------------------------------------

Fixed Maturities:
Held-to-maturity:
   State, municipalities and political
    subdivisions                                           $  309.1           $  327.4                $  309.1
                                                     -----------------------------------------------------------
Available-for-sale:
 United States Government and
 government agencies and
 authorities                                                   20.5               20.8                    20.8
 States, municipalities and political
 subdivisions                                                 819.8              835.7                   835.7
 Asset-backed securities                                      732.8              736.2                   736.2
 Foreign government obligations                                31.8               33.8                    33.8
 Corporate and other debt securities                          109.9              118.3                   118.3
 Redeemable preferred stock                                    47.1               47.8                    47.8
                                                     -----------------------------------------------------------
                                                            1,761.9            1,792.6                 1,792.6
                                                     -----------------------------------------------------------
    Total fixed maturities                                  2,071.0            2,120.0                 2,101.7
                                                     -----------------------------------------------------------

 Equity securities:
   Common Stocks                                               83.0               97.5                    97.5
   Preferred Stocks                                           350.2              356.4                   356.4
                                                     -----------------------------------------------------------
    Total equity securities                                   433.2              453.9                   453.9
                                                     -----------------------------------------------------------


Short-term investments                                        230.8              231.3                   230.8
                                                     -----------------------------------------------------------
    Total investments                                      $2,735.0           $2,805.2                $2,786.4
                                                     ===========================================================
- - - ----------------


The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1993.


SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES



                                     Balance at                                                  Balance
                                      Beginning                                Amounts            at End
                                      of Period         Additions1           Collected         of Period
                                 -------------------------------------------------------------------------
Year ended December 31, 1991:

William Cadden                         $      0         $  188,452          $  188,276         $     176
Charles Chokel                                0            245,327             245,327                 0
Thomas Corlett                          105,000                  0             105,000                 0
Allan Ditchfield                              0            261,008                   0           261,008
James Gordon                                  0            231,619                   0           231,619
Geoffrey Halverson                            0            133,951             131,026             2,925
Keith Phillips                                0            158,098             158,098                 0
Glenn Renwick                                 0            122,720             122,720                 0
David Ryczko                                  0            112,559                   0           112,559
                                 -------------------------------------------------------------------------
                                       $105,000         $1,453,734          $  950,447         $ 608,287
                                 =========================================================================

Year ended December 31, 1992:

David Adams                            $      0         $  114,982          $        0         $ 114,982
Alan Bauer                                    0            218,668             218,668                 0
William Cadden                              176                  0                 176                 0
Allan Ditchfield                        261,008                  0             261,008                 0
John Gibson                                   0            137,443                   0           137,443
James Gordon                            231,619                  0             231,619                 0
Geoffrey Halverson                        2,925                  0               2,925                 0
Evan Kiesz                                    0            124,574                   0           124,574
Chris Newman(2)                          10,224            161,732             135,695            36,261
Glenn Renwick                                 0            312,989             312,989                 0
David Ryczko                            112,559                  0             112,559                 0
Tom Seedle(2)                            55,995             96,610             152,605                 0
                                 -------------------------------------------------------------------------
                                       $674,506         $1,166,998          $1,428,244         $ 413,260
                                 =========================================================================

Year ended December 31, 1993:
David Adams                            $114,982         $        0          $  114,982         $       0
Travis Black (2)                         12,351             96,451             108,802                 0
John Gibson                             137,443                  0             137,443                 0
Evan Kiesz                              124,574                  0             124,574                 0
Chris Newman                             36,261                  0              36,261                 0
                                 -------------------------------------------------------------------------
                                       $425,611         $   96,451          $  522,062         $       0
                                 =========================================================================
- - - --------------------

(1) Non-interest bearing; amounts represent an advance for relocation payable upon the earlier of termination of employment or sale of prior residence.

(2) Balance at beginning of period was less than $100,000 and, therefore, not disclosed previously.


SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME


THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)


                                                                             Years Ended December 31,
                                                                        1993               1992          1991
                                                              -------------------------------------------------
Revenues
 Dividends from subsidiaries*                                         $131.3            $ 158.5         $129.2
 Intercompany investment income*                                         6.8                3.7           17.7
                                                              -------------------------------------------------
                                                                       138.1              162.2          146.9
                                                              -------------------------------------------------

Expenses
 Interest expense                                                       42.3               44.8           47.7
 Other operating costs and expenses                                      3.2                2.4            2.2
 Non-recurring items (1)                                                 4.0               10.0             --
                                                              -------------------------------------------------
                                                                        49.5               57.2           49.9
                                                              -------------------------------------------------

Operating income and income before Federal income
 taxes and other items below                                            88.6              105.0           97.0
Federal income tax provision (benefit)                                 (20.9)             (18.2)           2.4
                                                              -------------------------------------------------
Income before equity in undistributed earnings of
 subsidiaries and cumulative effect of accounting
 change                                                                109.5              123.2           94.6
Equity in undistributed net income of consolidated
 subsidiaries*                                                         157.8               16.4          (61.7)
                                                              -------------------------------------------------
Income before cumulative effect of accounting change                   267.3              139.6           32.9
Cumulative effect of adopting SFAS 109                                    --               14.2             --
                                                              -------------------------------------------------
Net income                                                            $267.3            $ 153.8         $ 32.9
                                                              =================================================

*Eliminated in consolidation.

(1) For 1993, represents a $4.0 million charge on extinguishment of the 8 3/4% Debentures due 2017. For 1992, represents a $10.0 million payment to Mr. Alfred Lerner, then Chairman of the Company, and Mr. Lerner agreed to convert his $75.0 million Floating Rate Convertible Subordinated Debenture due 2008 into shares and to end his employment agreement with the Company. See "Financial Condition" section of MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on page 13 for further discussion.


See notes to condensed financial statements.


SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)
                                                                                              December 31,
                                                                                        1993              1992
                                                                         ----------------------------------------
ASSETS

 Investment in non-consolidated affiliates                                         $     .4         $      .4
 Investment in subsidiaries*                                                          972.0             887.7
 Intercompany receivable*                                                             484.6             301.0
 Federal income taxes                                                                  54.8              57.7
 Other assets                                                                           2.1               2.0
                                                                         ----------------------------------------
     TOTAL ASSETS                                                                  $1,513.9         $ 1,248.8
                                                                         ========================================


LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable and accrued expenses                                             $    6.1         $    11.5
 Payable to subsidiaries*                                                              34.4              41.6
 Funded debt                                                                          475.5             566.7
                                                                         ----------------------------------------
   Total liabilities                                                                  516.0             619.8
                                                                         ----------------------------------------
 Shareholders' equity:
   Preferred Shares, no par value (authorized 20.0
    serial Preferred Shares and 5.0 Voting
    Preference Shares)
    9 3/8% Serial Preferred Shares, Series A
     (cumulative, liquidation preference of $25
     per share, issued and outstanding 3.6 and 4.0
     shares)                                                                           87.9              96.4
   Common Shares, $1.00 par value, authorized 200.0
    shares, issued 82.2 and 77.1, including treasury
    shares of 10.1 and 10.0                                                            72.1              67.1
   Paid-in capital                                                                    357.6             180.7
   Net unrealized appreciation of investment in equity
    securities of consolidated subsidiaries                                            33.5              77.5
   Retained earnings                                                                  446.8             207.3
                                                                         ----------------------------------------
    Total shareholders' equity                                                        997.9             629.0
                                                                         ----------------------------------------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                                          $1,513.9         $ 1,248.8
                                                                         ========================================

*Eliminated in consolidation.



See notes to condensed financial statements.


SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

                                                                                      Years Ended December 31,
                                                                                 1993            1992          1991
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income before cumulative effect of accounting change                           $267.3           $139.6         $  32.9
Adjustments to reconcile income to net cash
 provided by (used in) operating activities:
   Equity in income of consolidated subsidiaries                               (289.1)          (174.9)          (67.5)
   Amortization                                                                    .1               .1              .1
   Changes in:
    Intercompany receivable or payable                                           (7.2)            21.9             2.2
    Accounts payable and accrued expenses                                        (5.3)           (12.3)            4.4
    Federal income taxes                                                          2.8             22.4           (17.5)
    Other, net                                                                    3.8              1.3             3.6
                                                                           -------------------------------------------
     Net cash used in operating activities                                      (27.6)            (1.9)          (41.8)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additional investments in equity securities of
 consolidated subsidiaries                                                       (4.7)           (34.2)          (19.6)
Return of capital from consolidated subsidiary                                   32.9               --              --
Dividends received from consolidated subsidiaries                               131.3            158.5           129.2
                                                                           -------------------------------------------
     Net cash provided by investing activities                                  159.5            124.3           109.6

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                           1.8              4.2              --
Proceeds from issuance of stock                                                 177.0               --            96.4
Proceeds from funded debt                                                       148.2            170.0           170.0
Payments on funded debt                                                        (240.0)          (170.0)         (170.0)
Paid to subsidiaries                                                           (183.6)              --           (40.0)
Dividends paid to shareholders                                                  (23.1)           (20.8)          (17.0)
Acquisition of treasury shares                                                  (12.2)          (105.9)         (107.3)
                                                                           -------------------------------------------
     Net cash used in financing activities                                     (131.9)          (122.5)          (67.9)
                                                                           -------------------------------------------
Decrease in cash                                                                   --              (.1)            (.1)
Cash, beginning of year                                                            --               .1              .2
                                                                           -------------------------------------------
Cash, end of year                                                              $   --           $   --         $    .1
                                                                           ===========================================


See notes to condensed financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1993 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid Federal income taxes of $91.0 million, $4.0 million and $30.4 million in 1993, 1992 and 1991, respectively. Total interest paid was $40.9 million for 1993, $44.3 million for 1992 and $47.0 million for 1991. During 1992, the $75.0 million Floating Rate Convertible Subordinated Debenture due 2008 was converted into 9.0 million Common Shares.

The Registrant effected a 3-for-1 stock split in the form of a dividend to shareholders on December 8, 1992. The Registrant issued its Common Shares by transferring $38.5 million from retained earnings to the common stock account. All per share and share amounts and stock prices were adjusted to give effect to the split. Treasury shares were not split.

DEBT -- Funded debt at December 31 consisted of:

(millions)                                    1993              1992
                                          ----------------------------
Revolving bank credit
 agreements                                 $   --              $ 50.0
Credit facilities                               --               120.0
7% Notes                                     148.2                  --
8 3/4% Debentures                               --                69.7
8 3/4% Notes                                  28.8                28.6
10% Notes                                    149.3               149.3
10 1/8% Subordinated Notes                   149.2               149.1
                                          ----------------------------
                                            $475.5              $566.7
                                          ============================


Funded debt is the amount the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long- term purposes.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant had the right to borrow up to $50.0 million. In February 1994, the Registrant reduced this revolving credit arrangement to $20.0 million. See Note 12, SUBSEQUENT EVENTS, on page 46 of the Registrant's 1993 Annual Report. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. At December 31, 1993, the Registrant had no borrowings under this arrangement; at December 31, 1992, $50.0 million was outstanding.

In May 1990, the Registrant also entered into a four-year credit facility with Morgan Guaranty Trust Company of New York under which the Registrant had the right to borrow up to $75.0 million. By selecting from available credit options, the Registrant could have elected to pay interest at rates related to the London interbank offered rate, the bank's CD rate, a base lending rate or a quoted rate. A commitment fee was payable on any unused portion of the committed facility at the rate of .15% per annum. At December 31, 1993 and 1992, the Registrant had no borrowings under this agreement. In February 1994, the Registrant terminated this credit facility. See Note 12, SUBSEQUENT EVENTS, on page 46 of the Registrant's 1993 Annual Report.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In October 1989, the Registrant entered into a five-year credit facility agreement with a group of banks under which the Registrant secured the right to borrow up to $235.0 million and request an additional $235.0 million. By selecting from available credit options, the Registrant could have elected to pay interest at rates related to the London interbank offered rate or the greater of the agent bank's base lending rate or a rate based on the Federal funds' rate. A commitment fee was payable on any unused portion of the committed facility at the rate of .125% per annum. The agreement provides for a utilization fee not to exceed .10% on the average amount of outstanding borrowings. At December 31, 1993, no borrowings were outstanding under this arrangement; at December 31, 1992, $120.0 million was outstanding. In February 1994, the Registrant terminated this agreement. See Note 12, SUBSEQUENT EVENTS, on page 46 of the Registrant's 1993 Annual Report.

In October 1993, the Registrant sold $150.0 million of noncallable 7% Notes due 2013 with interest payable semiannually. The fair value of these Notes was $145.3 million at December 31, 1993.

In February 1987, the Registrant sold $100.0 million, ($70.0 million after a May 1989 debt exchange), of 8 3/4% Debentures due 2017 with interest payable semiannually. In December 1993, the Registrant redeemed the entire $70.0 million principal amount of these Debentures. The Registrant redeemed the Debentures at 105.425% of the principal amount, plus accrued interest, with the proceeds of the sale of certain securities in its investment portfolio. A $4.0 million charge on debt extinguishment was recorded as a "non-recurring item." The fair value of this debt was $69.2 million at December 31, 1992.

In May 1989, the Registrant issued $30.0 million of 8 3/4% Notes due 1999 in exchange for $30.0 million of the 8 3/4% Debentures due 2017. These Notes are noncallable, and interest is payable semiannually. The fair value of these Notes was $33.7 million and $31.8 million at December 31, 1993 and 1992, respectively.

In December 1988, the Registrant sold $150.0 million of 10% Notes due 2000, and $150.0 million of 10 1/8% Subordinated Notes due 2000. All the Notes are noncallable. Interest is payable semiannually on both issues. The fair value of the 10% Notes and 10 1/8% Subordinated Notes were $180.6 million and $181.2 million, respectively, at December 31, 1993, and $170.4 million and $169.1 million, respectively, at December 31, 1992.

As of December 31, 1993, the Registrant is in compliance with its financial debt covenants. The most restrictive covenant, which appeared under the recently terminated credit facilities, provided that senior indebtedness could not exceed 200% of long-term capital.

In January 1994, the Registrant sold $200.0 million of its 6.60% Notes due 2004. See Note 12, SUBSEQUENT EVENTS, on page 46 of this Registrant's 1993 Annual Report.

Aggregate principal payments on funded debt outstanding at December 31, 1993 are $0 for 1994 through 1998 and $480.0 million thereafter.

FEDERAL INCOME TAXES -- The Registrant files a consolidated Federal income tax return with all subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts recoverable from the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Payable to Subsidiaries in the accompanying Condensed Balance Sheets.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Effective January 1, 1992, the Registrant adopted Statement of Financial Accounting Standards (SFAS 109) "Accounting for Income Taxes", which changes the method of accounting for income taxes. Under SFAS 109, the Registrant was able to demonstrate that the benefit of deferred tax assets were fully realizable. The cumulative effect of adopting SFAS 109 was to restore the deferred tax assets and increase net income $14.2 million, or $.20 per share, in 1992.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on equity securities of the subsidiaries. These amounts were:

(millions)                                                      1993                 1992              1991
                                                            -------------------------------------------------
Unrealized gains (losses):
 Available-for-sale: fixed maturities                         $  1.6               $29.1                $  --
                     equity securities                         (67.6)               56.9                 74.2
 Deferred income taxes                                          22.0               (29.2)               (25.2)
                                                            -------------------------------------------------
                                                              $(44.0)              $56.8                $49.0
                                                            =================================================




OTHER MATTERS -- The information relating to incentive compensation plans and related party transactions is incorporated by reference from Note 9, Employee Benefit Plans, "Incentive Compensation Plans" and Note 10, RELATED PARTIES, on pages 44 and 45 of the Registrant's 1993 Annual Report.

               SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

                                                           Future
                                                           policy                          Other
                                                           benefits,                       policy
                                            Deferred       losses,                         claims
                                            policy         claims and                      and
                                            acquisition    loss            Unearned        benefits     Premium         Investment
Segment                                     costs          expenses(1)     premiums(1)     payable      revenue         Income(2)
                                            ---------------------------------------------------------------------------------------
Year ended December 31, 1993:

   Insurance Lines                         $124.6          $1,348.6        $772.0          $   --       $1,668.7        $242.4
                                            =======================================================================================
Year ended December 31, 1992:


   Insurance Lines                         $101.3          $1,274.2        $614.8          $   --       $1,426.1        $153.5
                                            =======================================================================================
Year ended December 31, 1991:

   Insurance Lines                         $110.2          $1,077.1        $595.0          $   --       $1,286.9        $152.2
                                            =======================================================================================


                                            Benefits,         Amortization
                                            claims,           of deferred
                                            losses and        policy             Other               Net
                                            settlement        acquisition        operating           premiums
Segment                                     expenses          costs              expenses            written
                                            ---------------------------------------------------------------------------------------
Year ended December 31, 1993:

   Insurance Lines                          $1,028.0          $311.6             $151.3              $1,819.2
                                            =======================================================================================
Year ended December 31, 1992:


   Insurance Lines                            $930.9          $304.1             $141.5              $1,451.2
                                            =======================================================================================
Year ended December 31, 1991:

   Insurance Lines                            $858.0          $313.7             $162.1              $1,324.6
                                            =======================================================================================


(1) Pursuant to SFAS 113, amounts for 1992 and 1991 were restated.
(2) Excluding investment expenses of $10.2 million in 1993, $17.0 million in 1992, and $22.5 million in 1991.

SCHEDULE VI -- REINSURANCE


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)



                                                                   Assumed                          Percentage
YEAR ENDED                                       Ceded to             From                           of Amount
                                    Gross           Other            Other                             Assumed
December 31, 1993                  Amount       Companies        Companies       Net Amount             to Net
- - - -----------------         -------------------------------------------------------------------------------------
Life Insurance in force        $    1.4          $   .3           $   --         $    1.1               --
                          =====================================================================================
Premiums earned:
 Accident and health           $     --          $   --           $   --         $     --               -- %
 Property and liability         1,808.8           149.8              9.7          1,668.7               .6
 Life                                --              --               --               --               --
                          -----------------------------------------------------------------
Total premiums earned          $1,808.8          $149.8           $  9.7         $1,668.7
                          =================================================================
December 31, 1992
- - - -----------------
Life Insurance in force        $    3.3          $  1.3           $   --         $    2.0               --
                          =====================================================================================
Premiums earned:
 Accident and health           $     .1          $   .1           $   --         $     --               -- %
 Property and liability         1,619.2           195.1              2.0          1,426.1               .1
 Life                                --              --               --               --               --
                          -----------------------------------------------------------------

Total premiums earned          $1,619.3          $195.2           $  2.0         $1,426.1
                          =================================================================
December 31, 1991
- - - -----------------
Life Insurance in force        $    9.0          $  4.5           $   --         $    4.5               --
                          =====================================================================================
Premiums earned:
 Accident and health           $     .3          $   .2           $   .1         $     .2             50.0 %
 Property and liability         1,485.5           199.1               .2          1,286.6               --
 Life                                .2              .1               --               .1               --
                          -----------------------------------------------------------------
Total premiums earned          $1,486.0          $199.4           $   .3         $1,286.9
                          =================================================================

SCHEDULE X -   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY
INSURANCE OPERATIONS


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)


                                                                                              Paid Losses and
                                            Losses and Loss Adjustment Expenses               Loss Adjustment
                                                  Incurred Related to                            Expenses
                                         ----------------------------------------          --------------------
                                            Current                     Prior
Year Ended                                   Year                      Years
- - - ----------                               ---------------         ----------------
December 31, 1993                           $1,126.7                  $(98.5)                     $972.2
                                         ===============         ================            ================
December 31, 1992                             $981.7                  $(51.5)                     $835.3
                                         ===============         ================            ================
December 31, 1991                             $903.2                  $(42.8)                     $790.5
                                         ===============         ================            ================


Pursuant to Rule 12-18 of Regulation S-X. See Schedule V, page 34, for the additional information required in Schedule X.

                                 EXHIBIT INDEX


Exhibit No.                                                                                       If Incorporated by Reference,
Under Reg.       Form 10-K                                                                        Documents with Which Exhibit
S-K, Item 601    Exhibit No.     Description of Exhibit                                           was Previously Filed with SEC
- - - ---------------------------------------------------------------------------------------------------------------------------------
 (3)             3(A)            Amended Articles of Incorporation of The Progressive             Quarterly Report on Form 10-Q
                                 Corporation ("Progressive"), as amended                          (Filed with SEC on April 23,
                                                                                                  1993; see Exhibit 3 therein)

 (3)             3(B)            Code of Regulations of Progressive                               Quarterly Report on Form 10-Q
                                                                                                  (Filed with SEC on May 6, 1991;
                                                                                                  see Exhibit 3(B) therein)

 (4)             4(A)            $4,000,000 Hillsborough County Industrial Development            Annual Report on Form 10-K
                                 Authority Industrial Development Revenue Bonds, Series           (filed with SEC on March 30, 1989;
                                 1982 (dated December 16, 1982); Loan and Debt Obligation         see Exhibit 4(B) therein)
                                 Agreement; Indenture of Trust; Mortgage and Security
                                 Agreement; Unconditional Guaranty

 (4)             4(B)            Indenture dated as of November 15, 1988 between                  Contained in Exhibit Binder
                                 Progressive and Rhode Island Hospital Trust National Bank,
                                 as Trustee ("Subordinated Indenture") (including Table of
                                 Contents and cross-reference sheet)


 (4)             4(C)            Form of 10 1/8% Subordinated Notes due 2000 issued in the        Contained in Exhibit Binder
                                 aggregate principal amount of $150,000,000 under the
                                 Subordinated Indenture

 (4)             4(D)            Indenture dated as of November 15, 1988 between Progressive      Contained in Exhibit Binder
                                 and The First National Bank of Boston, as Trustee ("1988 Senior
                                 Indenture") (including  Table of Contents and cross-
                                 reference sheet)

                                 EXHIBIT INDEX


Exhibit No.                                                                                       If Incorporated by Reference,
Under Reg.       Form 10-K                                                                        Documents with Which Exhibit
S-K, Item 601    Exhibit No.     Description of Exhibit                                           was Previously Filed with SEC
- - - ---------------------------------------------------------------------------------------------------------------------------------
(4)             4(E)             Form of 10% Notes due 2000 issued in the aggregate principal      Contained in Exhibit Binder
                                 amount of $150,000,000 under the 1988 Senior Indenture

(4)             4(F)             Form of 8 3/4% Notes due 1999 issued in the aggregate principal   Annual Report on Form 10-K
                                 amount of $30,000,000 under the 1988 Senior Indenture             (Filed with SEC on March 30,
                                                                                                   1990; see Exhibit 4(K) therein)

(4)             4(G)             $235,000,000 Facility Agreement dated October 6, 1989             Quarterly Report on Form 10-Q
                                 with Credit Suisse, et al; Credit Suisse as agent; terminated     (Filed with SEC on November 13,
                                 February 10, 1994                                                 1989; see Exhibit 4 therein)

(4)             4(H)             $75,000,000 Facility Agreement dated May 4, 1990 with Morgan      Quarterly Report on Form 10-Q
                                 Guaranty Trust Company of New York; terminated February 1, 1994   (Filed with SEC on August 13,
                                                                                                   1990; see Exhibit 4(A) therein)

(4)             4(I)             $20,000,000 Unsecured Line of Credit with National City Bank      Contained in Exhibit Binder
                                 (dated May 23, 1990; renewed May 20, 1992, and amended February
                                 1, 1994)

(4)             4(J)             Indenture dated as of September 15, 1993 between Progressive      Quarterly Report on Form 10-Q
                                 and The First National Bank of Boston, as trustee ("1993 Senior   (Filed with SEC on November 5,
                                 Indenture") (including Table of Contents and cross-reference      1993; see Exhibit 4(A) therein)
                                 sheet)

(4)             4(K)             Form of 7% Notes due 2013 issued in the aggregate principal       Quarterly Report on Form 10-Q
                                 amount of $150,000,000 under the 1993 Senior Indenture            (Filed with SEC on November 5,
                                                                                                   1993; see Exhibit 4(B) therein)

(4)             4(L)             Form of 6.60% Notes due 2004 issued in the aggregate principal    Contained in Exhibit Binder
                                 amount of $200,000,000 under the 1993 Senior Indenture.

                                 EXHIBIT INDEX


Exhibit No.                                                                                       If Incorporated by Reference,
Under Reg.       Form 10-K                                                                        Documents with Which Exhibit
S-K, Item 601    Exhibit No.     Description of Exhibit                                           was Previously Filed with SEC
- - - ---------------------------------------------------------------------------------------------------------------------------------
(10)(ii)         10(A)          Construction Contract dated March 2, 1993 between                Annual Report on Form 10-K
                                Progressive Casualty Insurance Company and The                   (Filed with SEC on March 30,
                                Whiting-Turner Contracting Company                               1993; see Exhibit 10(A) therein)

(10)(iii)        10(B)          The Progressive Corporation 1994 Gainsharing Plan                 Contained in Exhibit Binder

(10)(iii)        10(C)          The Progressive Corporation 1994 Executive Bonus Plan             Contained in Exhibit Binder

(10)(iii)        10(D)          The Progressive Corporation Management Bonus Plan                 Quarterly Report on Form 10-Q
                                (terminated December 31, 1993)                                    (filed with SEC on November 12,
                                                                                                  1992; see Exhibit 10(B) therein)

(10)(iii)        10(E)          The Progressive Corporation 1985 Restricted Stock Plan            Quarterly Report on Form 10-Q
                                (amended and restated on April 24, 1992); expired                 (Filed with SEC on August 14,
                                December 31, 1993                                                 1992; see Exhibit 10(C) therein)

(10)(iii)        10(F)          The Progressive Corporation Directors Deferral                    Quarterly Report on Form 10-Q
                                Plan (Amendment and Restatement)                                  (Filed with SEC on November 13,
                                                                                                  1991; see Exhibit 10(B) therein)

(10)(iii)        10(G)          The Progressive Corporation 1989 Incentive Plan (amended          Annual Report on Form 10-K
                                and restated as of April 24, 1992, as further amended             (Filed with SEC on March 30,
                                on July 1, 1992 and February 5, 1993)                             1993; see Exhibit 10(G) therein)

(10)(iii)        10(H)          Share Option Agreement dated March 17, 1989, between              Annual Report on Form 10-K
                                Progressive and David M. Schneider                                (Filed with SEC on March 30,
                                                                                                  1990; see Exhibit 10(I) therein)

(10)(iii)        10(I)          The Progressive Corporation 1990 Directors'                       Quarterly Report on Form 10-Q
                                Stock Option Plan (Amended and Restated                           (Filed with SEC on November 12,
                                as of April 24, 1992 as further amended on                        1992; see Exhibit 10(A) therein)
                                July 1, 1992)

(10)(iii)        10(J)          Share Option Agreements dated August 3, 1988, January 1,          Annual Report on Form 10-K
                                1989, May 22, 1989, and May 22, 1990 between Progressive          (Filed with SEC on March 30,
                                and Michael C. Murr                                               1993; see Exhibit 10(J) therein)

                                 EXHIBIT INDEX


Exhibit No.                                                                                       If Incorporated by Reference,
Under Reg.       Form 10-K                                                                        Documents with Which Exhibit
S-K, Item 601    Exhibit No.     Description of Exhibit                                           was Previously Filed with SEC
- - - ---------------------------------------------------------------------------------------------------------------------------------
(10)(iii)       10(K)            Agreement dated February 21, 1991 with Allan W. Ditchfield        Annual Report on Form 10-K
                                                                                                   (Filed with SEC on March 30,
                                                                                                   1992; see Exhibit 10(L) therein)


(11)            11               Computation of Earnings Per Share                                 Contained in Exhibit Binder


(13)            13               The Progressive Corporation 1993 Annual Report                    Contained in Exhibit Binder

(21)            21               Subsidiaries of The Progressive Corporation                       Contained in Exhibit Binder


(23)            23               Consent of Independent Accountants                               Incorporated herein by
                                                                                                  reference to page 25 of this
                                                                                                  Annual Report on form 10-K

(24)            24               Powers of Attorney                                                Contained in Exhibit Binder

(28)            28               Schedule P as Filed with State Regulatory                         Contained in Exhibit Binder
                                 Authorities

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.
