Form 10-Q
period 1994-03-31
PROGRESSIVE CORP/OH/
filed 1994-05-16
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      March 31, 1994
                               ---------------------------------------------
                                        or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT  OF 1934

For the transition period from _____________________ to _____________________

Commission File Number                                  1-9518
                       ------------------------------------------------------

                             THE PROGRESSIVE CORPORATION
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                         34-0963169
- -----------------------------------------------------------------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                 Identification No.)

  6300 Wilson Mills Road, Mayfield Village, Ohio              44143
- -----------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                (216) 461-5000
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X  No
                                            ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 71,825,273 outstanding at April 30, 1994

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

 Three Months Ended March 31,                                    1994               1993            % Change
- --------------------------------------------------------------------------------------------------------------
 (millions - except per share amounts)
 NET PREMIUMS WRITTEN                                            $558.2            $421.8                32
                                                         ====================================

 REVENUES
 Premiums earned                                                 $478.7            $372.2                29
 Investment income                                                 36.8              34.5                 7
 Net realized gains (losses) on security sales                     (2.6)             17.8                --
 Service revenues                                                   9.5              10.6               (10)
                                                         ------------------------------------
   Total revenues                                                 522.4             435.1                20
                                                         ------------------------------------


 EXPENSES
 Losses and loss adjustment expenses                              309.0             233.6                32
 Policy acquisition costs                                          87.1              70.2                24
 Other underwriting expenses                                       38.9              37.4                 4
 Investment expenses                                                2.1               2.0                 5
 Service expenses                                                   8.1              10.1               (20)
 Interest expense                                                  13.5               9.8                38
                                                         ------------------------------------
   Total expenses                                                 458.7             363.1                26
                                                         ------------------------------------

 NET INCOME
 Income before Federal income taxes                                63.7              72.0               (12)
 Provision for Federal income taxes                                15.6              20.4               (24)
                                                         ------------------------------------
 Net income                                                      $ 48.1            $ 51.6                (7)
                                                         ====================================

 PER SHARE
   Primary                                                       $  .62            $  .71               (13)
   Fully diluted                                                    .62               .71               (13)
 WEIGHTED NUMBER EQUIVALENT SHARES
   Primary                                                         74.5              69.5                 7
   Fully diluted                                                   74.5              69.6                 7

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                March 31,                 December 31,
                                                                 ------------------------------------------------------
                                                                           1994             1993             1993
- -----------------------------------------------------------------------------------------------------------------------
 (millions)
 ASSETS
 Investments:

 Held-to-maturity:
   Fixed maturities, at amortized cost (market:
     $358.8, $255.6 and $327.4)                                          $  346.9         $  234.2         $  309.1
 Available-for-sale:
   Fixed maturities, at market (amortized cost:
     $1,963.3, $1,551.5 and $1,761.9)                                     1,969.3          1,591.2          1,792.6
   Equity securities, at market
     (cost: $461.7, $257.7 and $433.2)                                      472.8            339.3            453.9
 Short-term investments, at amortized cost
     (market: $299.8, $335.0 and $231.3)                                    299.8            334.6            230.8
                                                                 ------------------------------------------------------
       Total investments                                                  3,088.8          2,499.3          2,786.4
 Cash                                                                        17.7             21.4              8.7
 Accrued investment income                                                   36.6             25.8             33.7
 Premiums receivable, net of allowance
   for doubtful accounts of $8.9, $9.2 and $8.7                             421.4            328.0            380.6
 Reinsurance recoverables                                                   407.3            366.4            380.9
 Prepaid reinsurance premiums                                                87.8             81.2             84.6
 Deferred acquisition costs                                                 138.4            110.6            124.6
 Federal income taxes                                                        76.2             53.3             78.5
 Property and equipment, net of accumulated
   depreciation of $108.5, $99.2 and $107.1                                 116.9             65.9            106.7
 Other assets                                                                24.5             23.2             26.6
                                                                 ------------------------------------------------------
         Total assets                                                    $4,415.6         $3,575.1         $4,011.3
                                                                 ======================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Unearned premiums                                                       $  854.7         $  667.6         $  772.0
 Loss and loss adjustment expense reserves                                1,389.9          1,288.2          1,348.6
 Policy cancellation reserve                                                 56.3             49.7             60.1
 Accounts payable and accrued expenses                                      422.1            323.5            355.6
 Funded debt                                                                675.4            568.5            477.1
                                                                 ------------------------------------------------------
       Total liabilities                                                  3,398.4          2,897.5          3,013.4
                                                                 ------------------------------------------------------
 Shareholders' equity:
   9 3/8% Serial Preferred Shares, Series A (issued
     and outstanding 3.6, 4.0 and 3.6)                                       87.0             96.4             87.9
   Common Shares, $1.00 par value (treasury shares of
     10.1, 10.0 and 10.1)                                                    72.1             67.1             72.1
   Paid-in capital                                                          359.2            181.0            357.6
   Net unrealized appreciation on investment
     securities                                                              11.1             80.0             33.5
   Retained earnings                                                        487.8            253.1            446.8
                                                                 ------------------------------------------------------
       Total shareholders' equity                                         1,017.2            677.6            997.9
                                                                 ------------------------------------------------------
         Total liabilities and shareholders' equity                      $4,415.6         $3,575.1         $4,011.3
                                                                 ======================================================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


 Three Months Ended March 31,                                                         1994                       1993
- -------------------------------------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $ 48.1                     $ 51.6
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                   4.0                        4.4
       Net realized (gains) losses on security sales                                   2.6                      (17.8)
     Changes in:
       Unearned premiums                                                              82.7                       52.8
       Loss and loss adjustment expense reserves                                      41.3                       14.0
       Accounts payable and accrued expenses                                          30.3                       (5.0)
       Policy cancellation reserve                                                    (3.8)                      (2.4)
       Prepaid reinsurance                                                            (3.2)                      (3.2)
       Reinsurance recoverables                                                      (26.4)                      (8.6)
       Premiums receivable                                                           (40.8)                     (16.0)
       Deferred acquisition costs                                                    (13.8)                      (9.3)
       Federal income taxes                                                           14.2                        3.9
       Other, net                                                                      6.8                        8.1
                                                                ---------------------------------------------------------
         Net cash provided by operating activities                                   142.0                       72.5
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases:
     Held-to-maturity:  fixed maturities                                             (46.3)                      (2.7)
     Available-for-sale: fixed maturities                                           (429.5)                    (298.9)
                         equity securities                                           (54.5)                     (23.2)
   Sales:
     Available-for-sale: fixed maturities                                            137.4                       71.2
                         equity securities                                            28.7                       91.2
   Maturities, paydowns, calls and other:
     Held-to-maturity:  fixed maturities                                               8.1                       18.7
     Available-for-sale: fixed maturities                                             79.6                       81.9
   Net purchases of short-term investments                                           (69.0)                     (34.6)
   Payable on securities                                                              36.2                       35.0
   Purchase of property and equipment                                                (14.7)                      (6.8)
                                                                ---------------------------------------------------------
         Net cash used in investing activities                                      (324.0)                     (68.2)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             1.0                         --
   Proceeds from funded debt                                                         198.4                      170.0
   Payments on funded debt                                                             (.2)                    (170.1)
   Dividends paid to shareholders                                                     (5.7)                      (5.7)
   Acquisition of treasury shares                                                     (2.5)                        --
                                                                ---------------------------------------------------------
         Net cash provided by (used in) financing activities                         191.0                       (5.8)
                                                                ---------------------------------------------------------
   Increase (decrease) in cash                                                         9.0                       (1.5)
   Cash, January 1                                                                     8.7                       22.9
                                                                ---------------------------------------------------------
   Cash, March 31                                                                   $ 17.7                     $ 21.4
                                                                =========================================================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



         NOTE 1 SUPPLEMENTAL CASH FLOW INFORMATION -- The Company paid Federal income taxes of $0 and $16.1 million for the periods ended March 31, 1994 and 1993, respectively. Total interest paid was $5.1 million and $3.2 million for the periods ended March 31, 1994 and 1993, respectively.

         NOTE 2 On March 31, 1994, the Company paid a quarterly dividend of $.05 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A, to shareholders of record as of the close of business on March 11, 1994. Both dividends were declared by the Board of Directors on February 5, 1994.

On April 22, 1994, the Board of Directors declared a quarterly dividend of $.05 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A. Both dividends are payable June 30, 1994, to shareholders of record as of the close of business on June 10, 1994.

         NOTE 3 Certain amounts in the financial statements for 1993 were reclassified to conform with the presentation used for 1994. These reclassifications had no effect on net income.

         NOTE 4 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. During the first quarter 1994, operations generated a positive cash flow of $142.0 million. During the first quarter 1994, the Company repurchased 50,000 Common Shares at an average cost of $29.24 per share and 40,000 of its 9 3/8% Serial Preferred Shares, Series A, at an average cost of $27.05 per share.

On January 12, 1994, the Company sold $200.0 million of its 6.60% Notes due 2004 in an underwritten public offering. The Notes were priced to yield 6.62%. The net proceeds of approximately $198.4 million were added to the investment portfolios of the Company.

As of March 31, 1994, the Company had contractual commitments related to the construction of its new corporate office complex totalling $70.9 million, of which $57.1 million had been paid out of operating cash flows. The total cost of the project is estimated at $74.8 million.

RESULTS OF OPERATIONS

Net premiums written increased 32% from 1993, reflecting unit growth in the core automobile insurance business caused by the Company's rates becoming more competitive due to cost control efforts. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 29% to $478.7 million for the quarter, compared to $372.2 million in 1993. Service revenues were $9.5 million in the first quarter of 1994, compared to $10.6 million last year, primarily reflecting the decrease in the size of the CAIP market.

Claim costs, which represent actual and estimated future payments to or for policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased as a percentage of premiums earned to 65%, compared to 63% last year, reflecting normal variation in our expected loss ratio. Policy acquisition and other underwriting expenses were 26% of premiums earned, compared to 29% last year, reflecting a commitment to reduce expenses. Service expenses decreased 20%, reflecting decreased service revenues and the impact of cost-cutting efforts.

Recurring investment income (dividends and interest) increased 7%, reflecting an increase in the average investment portfolio, partially offset by a mix shift to tax-free securities. During the quarter, the Company had net realized losses on security sales of $2.6 million, compared to net realized gains of $17.8 million, primarily in the equity portfolio, last year. On March 31, 1994, the Company's portfolio had $29.0 million in total unrealized gains, compared to $70.2 million at December 31, 1993, resulting from declines in the financial markets primarily due to an increase in interest rates.

The provision for Federal income taxes was $15.6 million, compared to $20.4 million, reflecting realized losses on security sales in the current quarter compared to realized gains last year and a mix shift in the investment portfolio to tax-free securities.

INVESTMENTS

The Company continues to invest in fixed maturity, short-term and equity securities. The majority of the portfolio ($2,360.8 million, or 76.4%, in 1994 and $1,997.6 million, or 79.9%, in 1993) at March 31, 1994 and 1993, was in
short-term and intermediate-term, investment-grade fixed-income securities. As of March 31, 1994 and 1993, the equity portfolio of the Company was $472.8 million, or 15.3%, and $339.3 million, or 13.6%, respectively, of the total investment portfolio. The equity portfolio at March 31, 1994, consisted of three principal components: (i) $50.7 million, or 10.7%, of standard adjustable rate preferreds, (ii) $309.4 million, or 65.5%, of perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par, and (iii) $112.7 million, or 23.8%, of common stocks. The equity portfolio at March 31, 1993 consisted of three principal components; (i) $104.3 million, or 30.7%, of standard adjustable rate preferred, (ii) $77.6 million, or 22.9%, of perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par, and (iii) $157.4 million, or 46.4%, of common stocks. The Company had forward and future positions, offset by short forward, future or interest rate swap positions and unmatched positions with a net market value of $.4 million and $3.4 million as of March 31, 1994 and 1993, respectively. The weighted average fully taxable equivalent yield of the portfolio was 6.4% and 7.6% as of March 31, 1994 and 1993, respectively.

ENVIRONMENTAL AND PRODUCT LIABILITY EXPOSURES

The Company has increased by $4.9 million its reserves, and the related reinsurance recoverable, for environmental and product liability claims arising out of its 1985 acquisition of American Star Insurance Company (since renamed National Continental Insurance Company). The seller had adjusted claims and paid all losses on the pre-1985 American Star business from 1985 until late in 1992, when it contested its obligation to pay the losses to the extent not covered by collectible reinsurance and to administer claims. As previously reported, the dispute was scheduled to be heard by an arbitration panel during the second quarter. The parties are currently discussing a proposed settlement under which, among other things, the seller would make a cash payment to National Continental and be relieved from most of its obligations to adjust these claims and pay the losses. The arbitration hearing has been postponed pending the outcome of the settlement discussions.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 2.   Changes in Securities.

          On January 12, 1994, the Company sold $200 million of its 6.60% Notes due 2004 (the "Notes") in an underwritten public offering. The Notes rank on a parity with all other current and future unsecured indebtedness of the Company and prior to subordinated indebtedness and the common and preferred shares of the Company.

          If certain defaults occur with respect to the Notes, no payment may be made by the Company on account of the principal of or interest on, or to acquire, any of the subordinated indebtedness until the Notes have been paid in full or such defaults have been cured or waived. Upon any acceleration of the principal of the subordinated indebtedness, or upon any payment by the Company or distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization involving the Company, whether voluntary or involuntary, or in bankruptcy or insolvency, all amounts due or to become due upon the Notes must be paid in full or provided for before any payment may be made on account of the subordinated indebtedness. As a consequence, in the event of any such bankruptcy, insolvency or similar event, holders of the Company's subordinated indebtedness may recover less, ratably, than the holders of the Notes and certain other indebtedness of the Company. Further, under Ohio law, upon any dissolution or winding up of the Company, payment of the indebtedness evidenced by the Notes, and other obligations of the Company, must be made or adequately provided for prior to the distribution of any remaining assets to holders of the Company's common and preferred shares.


ITEM 4.   Submission of Matters to a Vote of Security Holders.

          At the April 22, 1994 Annual Meeting of the Shareholders of the Company, 59,321,304 Common Shares were represented in person or by proxy.

          At the meeting, the shareholders elected the seven directors named below, each to serve for a term of one year. The votes for each director were cast as follows:

                                                                       For                    Withheld
                                                                       ---                    --------
          Milton N. Allen                                              59,130,668             190,636
          B. Charles Ames                                              59,149,529             171,775
          Stephen R. Hardis                                            59,150,891             170,413
          Peter B. Lewis                                               59,143,234             178,070
          Norman S. Matthews                                           59,147,723             173,581
          Donald B. Shackelford                                        59,148,675             172,629
          Paul B. Sigler                                               59,128,762             192,542

          The shareholders approved the Company's 1994 Executive Bonus Plan as it applies to certain executive officers. This proposal received 52,288,925 affirmative votes, 1,396,702 negative votes, 712,499 abstentions and 4,923,178 broker non-votes.


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits:

                  See exhibit index on page 10.


          (b)     Reports on Form 8-K during the quarter ended March 31, 1994:
                  None

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              THE PROGRESSIVE CORPORATION
                                              ---------------------------
                                              (Registrant)





Date:  May 16, 1994                           BY: /s/ DAVID M. SCHNEIDER
       --------------------                       -----------------------------
                                                  David M. Schneider
                                                  Secretary of the Registrant





Date:  May  16, 1994                         BY:  /s/ CHARLES B. CHOKEL
       --------------------                       -----------------------------
                                                  Charles B. Chokel
                                                  Chief Financial Officer of
                                                    the Registrant

                                 EXHIBIT INDEX
                                 -------------


                       Exhibit No.    Form 1O-Q
                       Under Reg.     Exhibit
                       S-K, Item 601     No.          Description of Exhibit
                       -------------  ---------       ----------------------
                          (10)(iii)     10(A)         Amendment No. 1 to The Progressive Corporation 1994 Gainsharing Plan


                          (10)(iii)     10(B)         Amendment No. 1 to The Progressive Corporation 1994 Executive Bonus Plan


                          (11)          11            Computation of Earnings Per Share


                          (99)          99            Computation of Premiums Earned