Form 10-Q
period 1994-06-30
PROGRESSIVE CORP/OH/
filed 1994-08-12
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1994
                                ---------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number                             1-9518
                        ------------------------------------------------------

                         THE PROGRESSIVE CORPORATION
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Ohio                                 34-0963169
  --------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


   6300 Wilson Mills Road, Mayfield Village, Ohio              44143
  --------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)


                                (216) 461-5000
  --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes   X      No
                                                   -----       -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares $1 par value: 71,292,438 outstanding at July 31, 1994

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                   Three Months                             Six Months
                                                           -----------------------------          ------------------------------
 Periods Ended June 30,                                      1994      1993    % Change             1994       1993     % Change
- - --------------------------------------------------------------------------------------------------------------------------------
 (millions - except per share amounts)
 NET PREMIUMS WRITTEN                                       $622.6     $458.7       36            $1,180.8     $880.5      34
                                                           ===================                   =====================
 REVENUES
 Premiums earned                                            $536.6     $411.3       30            $1,015.3     $783.5      30
 Investment income                                            38.0       32.9       16                74.8       67.3      11
 Net realized gains on security sales                          8.9       38.2      (77)                6.3       56.1     (89)
 Service revenues                                             10.5       12.0      (13)               20.0       22.6     (12)
                                                           -------------------                   ---------------------
  Total revenues                                             594.0      494.4       20             1,116.4      929.5      20
                                                           -------------------                   ---------------------
 EXPENSES
 Losses and loss adjustment expenses                         354.4      251.4       41               663.4      485.1      37
 Policy acquisition costs                                     97.6       77.0       27               184.7      147.2      25
 Other underwriting expenses                                  34.7       31.5       10                73.6       68.9       7
 Investment expenses                                           2.3        2.4       (4)                4.4        4.4      --
 Service expenses                                              9.5       10.2       (7)               17.6       20.2     (13)
 Interest expense                                             13.8        9.5       45                27.3       19.3      41
                                                           -------------------                   ---------------------
  Total expenses                                             512.3      382.0       34               971.0      745.1      30
                                                           -------------------                   ---------------------

 NET INCOME
 Income before Federal income taxes                           81.7      112.4      (27)              145.4      184.4     (21)
 Provision for Federal income taxes                           21.2       32.7      (35)               36.8       53.1     (31)
                                                           -------------------                   ---------------------
 Net income                                                 $ 60.5     $ 79.7      (24)           $  108.6      131.3     (17)
                                                           ===================                   =====================

 PER SHARE
    Primary                                                 $  .79     $ 1.11      (29)            $  1.40     $ 1.82     (23)
    Fully diluted                                              .79       1.11      (29)               1.40       1.82     (23)

 WEIGHTED NUMBER EQUIVALENT SHARES
    Primary                                                   73.8       69.4        6                74.2       69.5       7
    Fully diluted                                             73.9       69.5        6                74.2       69.5       7




See notes to consolidated financial statements.


The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                      June 30,                      December 31,
                                                                                ----------------------             --------------
                                                                                   1994       1993                      1993
- - ----------------------------------------------------------------------------------------------------------------------------------
 (millions)
 ASSETS
 Investments:
  Held to maturity:
    Fixed maturities, at amortized cost
     (market: $355.9, $253.9 and $327.4)                                        $  345.9    $  232.9                  $  309.1
  Available for sale:
    Fixed maturities, at market (amortized cost:
     $1,955.5, $1,540.5 and $1,761.9)                                            1,944.3     1,582.5                   1,792.6
    Equity securities, at market (cost: $504.7, $276.4 and $433.2)                 510.5       321.3                     453.9
  Short-term investments, at amortized cost (market $310.5,
    $430.1 and $231.3)                                                             310.3       429.6                     230.8
                                                                               ----------------------                ----------
       Total investments                                                         3,111.0     2,566.3                   2,786.4
 Cash                                                                               11.7        21.3                       8.7
 Accrued investment income                                                          39.0        26.6                      33.7
 Premiums receivable, net of allowance for doubtful accounts of
  $14.6, $9.0 and $8.7                                                             476.7       345.0                     380.6
 Reinsurance recoverables                                                          393.7       380.3                     380.9
 Prepaid reinsurance premiums                                                       95.7        86.7                      84.6
 Deferred acquisition costs                                                        152.6       120.7                     124.6
 Federal income taxes                                                               94.4        65.5                      78.5
 Property and equipment, net of accumulated depreciation of
  $110.4, $102.2 and $107.1                                                        125.6        76.8                     106.7
 Other assets                                                                       28.1        24.5                      26.6
                                                                               ----------------------                ----------
       Total assets                                                             $4,528.5    $3,713.7                  $4,011.3
                                                                               ======================                ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Unearned premiums                                                              $  948.6    $  720.5                  $  772.0
 Loss and loss adjustment expense reserves                                       1,433.5     1,318.4                   1,348.6
 Policy cancellation reserve                                                        57.4        44.3                      60.1
 Accounts payable and accrued expenses                                             382.6       333.4                     355.6
 Funded debt                                                                       675.5       568.5                     477.1
                                                                               ----------------------                ----------
       Total liabilities                                                         3,497.6     2,985.1                   3,013.4
                                                                               ----------------------                ----------
 Shareholders' equity:
  9 3/8% Serial Preferred Shares, Series A (issued and outstanding
    3.6, 4.0 and 3.6)                                                               87.0        96.4                      87.9
  Common Shares, $1.00 par value
    (treasury shares of 11.0, 10.0 and 10.1)                                        71.3        67.1                      72.1
  Paid-in capital                                                                  355.3       180.9                     357.6
  Net unrealized appreciation (depreciation) on investment securities               (3.5)       57.4                      33.5
  Retained earnings                                                                520.8       326.8                     446.8
                                                                               ----------------------                ----------
       Total shareholders' equity                                                1,030.9       728.6                     997.9
                                                                               ----------------------                ----------
         Total liabilities and shareholders' equity                             $4,528.5    $3,713.7                  $4,011.3
                                                                               ======================                ==========


See notes to consolidated financial statements.


The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 Six Months Ended June 30,                                                           1994                    1993
- - --------------------------------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $108.6                 $ 131.3
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    8.3                     8.7
      Net realized gains on security sales                                            (6.3)                  (56.1)
     Changes in:
      Unearned premiums                                                              176.6                   105.7
      Loss and loss adjustment expense reserves                                       84.9                    44.2
      Accounts payable and accrued expenses                                           30.6                    (7.0)
      Policy cancellation reserve                                                     (2.7)                   (7.8)
      Prepaid reinsurance                                                            (11.1)                   (8.7)
      Reinsurance recoverables                                                       (12.8)                  (22.5)
      Premiums receivable                                                            (96.1)                  (33.0)
      Deferred acquisition costs                                                     (28.0)                  (19.4)
      Federal income taxes                                                             3.9                     3.4
      Other, net                                                                       6.5                    12.0
                                                                                   --------------------------------
        Net cash provided by operating activities                                    262.4                   150.8
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases:
    Held-to-maturity:  fixed maturities                                              (55.8)                   (3.1)
    Available-for-sale:  fixed maturities                                           (747.1)                 (467.3)
                         equity securities                                          (145.5)                 (114.8)
   Sales:
    Available-for-sale:  fixed maturities                                            378.4                    69.0
                         equity securities                                            78.3                   203.4
   Maturities, paydowns, calls and other:
    Held-to-maturity:  fixed maturities                                               18.1                    20.3
    Available-for-sale:  fixed maturities                                            166.1                   256.4
   Net purchases of short-term investments                                           (79.5)                 (129.6)
   (Receivable) payable on securities                                                 (3.6)                   46.9
   Purchase of property and equipment                                                (27.5)                  (22.0)
                                                                                   --------------------------------
        Net cash used in investing activities                                       (418.1)                 (140.8)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             1.5                     --
   Proceeds from funded debt                                                         198.4                   170.0
   Payments on funded debt                                                             (.3)                 (170.2)
   Dividends paid to shareholders                                                    (11.4)                  (11.4)
   Acquisition of treasury shares                                                    (29.5)                    --
                                                                                   --------------------------------
        Net cash provided by (used in) financing activities                          158.7                   (11.6)
                                                                                   --------------------------------
   Increase (decrease) in cash                                                         3.0                    (1.6)
   Cash, January 1                                                                     8.7                    22.9
                                                                                   --------------------------------
   Cash, June 30                                                                     $11.7                 $  21.3
                                                                                   ================================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 SUPPLEMENTAL CASH FLOW INFORMATION. The Company paid Federal income taxes of $29.0 million and $48.6 million for the six months ended June 30, 1994 and 1993, respectively. Total interest paid was $28.3 million and $19.6 million for the six months ended June 30, 1994 and 1993, respectively.

NOTE 2 During the second quarter, the Company settled the dispute, arising out of its 1985 acquisition of American Star Insurance Company, over the seller's refusal to pay certain losses on pre-sale business written by American Star. See the "Environmental and Product Liability Exposures" section of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on page 7 for further discussion.

NOTE 3 On June 30, 1994, the Company paid a quarterly dividend of $.05 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A, to shareholders of record as of the close of business on June 10, 1994. Both dividends were declared by the Board of Directors on April 22, 1994.

On August 5, 1994, the Board of Directors declared a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A. Both are payable September 30, 1994, to shareholders of record as of the close of business on September 9, 1994.

NOTE 4 Certain amounts in the financial statements for 1993 were reclassified to conform with the presentation used for 1994. These reclassifications had no effect on net income.

NOTE 5 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 1994 are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS

For the second quarter 1994, operating income, which excludes net realized gains on security sales, was $54.7 million, or $.71 per share, compared to $54.5 million, or $.75 per share, last year. The combined ratio was 90.7, compared to 87.5 for the second quarter 1993. For the six months ended June 30, 1994, operating income was $104.5 million, or $1.35 per share, compared to $94.3 million, or $1.29 per share, in 1993. The year-to-date combined ratio was 90.8, compared to 89.5 last year.

Net premiums written increased 36% over the second quarter 1994 and 34% year-to-date, reflecting unit growth in the core automobile insurance business. This growth resulted from the Company's rates becoming more competitive due to cost control efforts. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 30% for both the quarter and first six months. Service revenue decreased 13% to $10.5 million for the quarter and 12% to $20.0 million for the first six months, primarily reflecting the decrease in the size of the CAIP market.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased as a percentage of premiums earned to 66% for the quarter, compared to 61% in 1993, reflecting normal variation in our expected loss ratio; year-to-date claim costs were 65%, compared to 62% last year. Policy acquisition costs and other underwriting expenses were 25% of premiums earned for the second quarter, compared to 26% in 1993, and 25% for the first six months, compared to 28% last year, reflecting a continued commitment to reduce expenses. Service expenses decreased 7% for the quarter and 13% for the first six months, primarily reflecting decreased service revenues.

Recurring investment income (interest and dividends) increased 16% for the quarter and 11% for the first six months, reflecting an increase in the average investment portfolio, partially offset by a mix shift to tax-free securities. The Company had net realized gains on security sales of $8.9 million and $6.3 million for the quarter and first six months, respectively, compared to $38.2 million and $56.1 million in 1993; a significant portion of the 1993 realized gains resulted from the sale of certain equity securities held in the Company's investment portfolio. On June 30, 1994, the Company's portfolio had $4.8 million in total unrealized gains, compared to $70.2 million at December 31, 1993, primarily reflecting the general decline in the financial markets.

The provision for Federal income taxes was $21.2 million, compared to $32.7 million for the quarter and $36.8 million, compared to $53.1 million for the first six months, reflecting less realized gains on security sales in the current year and a mix shift in the portfolio to tax-free securities.

The Company continues to invest in fixed maturity, short-term and equity securities. The majority of the portfolio ($2,311.0 million, or 74.3%, at June 30, 1994 and $2,069.0 million, or 80.6%, at June 30, 1993) was in short-term and intermediate-term, investment-grade fixed-income securities. As of June 30, 1994 and 1993, the equity portfolio of the Company was $510.5 million, or 16.4%, and $321.3 million, or 12.5%, respectively, of the total investment portfolio. The equity portfolio consists of standard adjustable rate preferreds ($41.6 million in 1994 and $97.4 million in 1993), perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par ($342.4 million in 1994 and $103.0 million in 1993) and common stocks ($126.5 million in 1994 and $120.9 million in 1993). The Company had forward and future positions, offset by short forward, future or interest rate swap positions, with a net market value of $3.5 million and $7.2 million as of June 30, 1994 and 1993, respectively. The weighted average fully taxable equivalent book yield of the portfolio was 6.5% and 7.3% at June 30, 1994 and 1993, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims.
For the six months ended June 30, 1994, operations generated a positive cash flow of $262.4 million. During the first six months, 917,000 Common Shares were repurchased, including 867,000 Common Shares during the second quarter, at an average cost of $31.01 per share and 40,000 9 3/8% Serial Preferred Shares, Series A, were repurchased at an average cost of $27.05 per share.

ENVIRONMENTAL AND PRODUCT LIABILITY EXPOSURES

During the second quarter, the Company settled the dispute, arising out of its 1985 acquisition of American Star Insurance Company (since renamed National Continental Insurance Company), over the seller's refusal to pay certain losses on pre-sale business written by American Star. Under the settlement, National Continental received $10.1 million from the seller and agreed to be solely responsible for the next $20 million of gross losses. The seller will thereafter be responsible for half the losses, net of reinsurance, if it achieves certain minimum net worth requirements. In addition to the $10.1 million, National Continental will be entitled to the proceeds of various treaty and facultative reinsurance policies that had been purchased by American Star. National Continental has established reserves for these exposures, which are mainly for product liability and environmental claims, in amounts it believes to be adequate based on information currently available to it, including a recent study by independent actuaries for the seller. Total reserves on this business are $26.1 million. Net reserve increases in 1994 arising from the settlement and case development, in the aggregate amount of approximately $5 million, have been charged against Company's supplemental reserve, on a consolidated basis, and therefore have had no effect on the Company's results of operations. The supplemental reserve historically carried by the Company is intended to cover provisions for adverse development such as this, where the potential loss could not reasonably have been foreseen, in order to provide 98% statistical confidence that reserves are adequate.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              See exhibit index on page 10.

         (b)  Reports on Form 8-K during the quarter ended June 30, 1994: None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE PROGRESSIVE CORPORATION
                                   -----------------------------------
                                   (Registrant)



Date: August 12, 1994            BY:/s/ DAVID M. SCHNEIDER
      ---------------               ----------------------
                                       David M. Schneider
                                       Secretary of the Registrant





Date: August 12, 1994            BY: /s/ CHARLES B. CHOKEL
      ---------------                ---------------------
                                       Charles B. Chokel
                                       Chief Financial Officer of the Registrant

                                 EXHIBIT INDEX
                                 -------------


     Exhibit No.          Form 10-Q
     Under Reg.            Exhibit
    S-K. Item 601            No.            Description of Exhibit
    -------------        -----------        ----------------------
        (11)                 11             Computation of Earnings Per Share
        (99)                 99             Computation of Premiums Earned
