Form 10-Q
period 1994-09-30
PROGRESSIVE CORP/OH/
filed 1994-11-04
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 1O-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 1994
                               -----------------------------------------------
                                      or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT  OF 1934

For the transition period from _____________________ to ______________________

Commission File Number                               1-9518
                       -------------------------------------------------------

                             THE PROGRESSIVE CORPORATION
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         OHIO                                                      34-0963169
- - ---------------------------------------------------------------------------------------------------------------
          (State or other jurisdiction of                                      (I.R.S. Employer
           incorporation or organization)                                      Identification No.)

     6300 WILSON MILLS ROAD, MAYFIELD VILLAGE, OHIO                                  44143
- - ----------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                     (Zip Code)

                                (216) 461-5000
- - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X      No
                                            ------      ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $1 par value: 71,297,488 outstanding at September 30, 1994

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.





The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                                    Three Months                            Nine Months
                                                            -------------------------------       ----------------------------------
 Periods Ended September 30,                                 1994      1993        % Change         1994        1993        % Change
- - ------------------------------------------------------------------------------------------------------------------------------------
 (millions - except per share amounts)
 NET PREMIUMS WRITTEN                                       $633.6     $476.7          33         $1,814.4    $1,357.2         34
                                                            =================                     ====================
 REVENUES
 Premiums earned                                            $572.3     $431.9          33         $1,587.6    $1,215.4         31
 Investment income                                            40.4       30.6          32            115.2        98.0         18
 Net realized gains on security sales                         11.4       42.2         (73)            17.7        98.2        (82)
 Service revenues                                             10.0       10.9          (8)            30.0        33.5        (10)
                                                            -----------------                     --------------------
   Total revenues                                            634.1      515.6          23          1,750.5     1,445.1         21
                                                            -----------------                     --------------------
 EXPENSES
 Losses and loss adjustment expenses                         384.1      262.3          46          1,047.5       747.3         40
 Policy acquisition costs                                     99.8       81.9          22            284.5       229.1         24
 Other underwriting expenses                                  38.1       33.9          12            111.7       102.8          9
 Investment expenses                                           2.0        2.8         (29)             6.4         7.2        (11)
 Service expenses                                              6.5        8.8         (26)            24.1        29.1        (17)
 Interest expense                                             13.8        9.1          52             41.1        28.4         45
                                                            -----------------                     --------------------
   Total expenses                                            544.3      398.8          36          1,515.3     1,143.9         32
                                                            -----------------                     --------------------
 NET INCOME
 Income before Federal income taxes                           89.8      116.8         (23)           235.2       301.2        (22)
 Provision for Federal income taxes                           25.0       34.2         (27)            61.8        87.3        (29)
                                                            -----------------                     --------------------
 Net income                                                 $ 64.8     $ 82.6         (22)        $  173.4    $  213.9        (19)
                                                            =================                     ====================
 PER SHARE
    Primary                                                  $ .85     $ 1.10         (23)           $2.25      $ 2.92        (23)
    Fully diluted                                              .85       1.09         (22)            2.25        2.91        (23)

 WEIGHTED NUMBER EQUIVALENT SHARES
    Primary                                                   73.9       73.3           1             74.1        70.8          5
    Fully diluted                                             73.9       73.5           1             74.2        71.2          4

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
                                                                                  September 30,                       December 31,
                                                                          --------------------------                ----------------
                                                                               1994            1993                       1993
- - ----------------------------------------------------------------------------------------------------------------------------------
 (millions)
 ASSETS
 Investments:
    Held-to-maturity:
      Fixed maturities, at amortized cost
      (market: $349.0, $271.0 and $327.4)                                   $339.4         $  250.0                   $  309.1
    Available-for-sale:
      Fixed maturities, at market (amortized cost:
      $2,025.4, $1,698.9 and $1,761.9)                                     2,017.1          1,734.9                    1,792.6
      Equity securities, at market (cost: $456.5, $336.7 and $433.2)         458.6            351.8                      453.9
     Short-term investments, at amortized cost (market: $382.6,
     $538.7 and $231.3)                                                      382.5            538.3                      230.8
                                                                           -------         --------                  ---------
       Total investments                                                   3,197.6          2,875.0                    2,786.4
 Cash                                                                         11.9             12.3                        8.7
 Accrued investment income                                                    39.6             30.7                       33.7
 Premiums receivable, net of allowance for doubtful accounts of
    $14.6, $9.2 and $8.7                                                     509.5            364.3                      380.6
 Reinsurance recoverables                                                    387.1            387.3                      380.9
 Prepaid reinsurance premiums                                                 91.0             83.0                       84.6
 Deferred acquisition costs                                                  160.4            129.7                      124.6
 Federal income taxes                                                         99.2             70.5                       78.5
 Property and equipment, net of accumulated depreciation of $114.0,
    $103.8 and $107.1                                                        139.4             86.0                      106.7
 Other assets                                                                 26.2             25.4                       26.6
                                                                         ---------        ---------                 ----------
          Total assets                                                    $4,661.9         $4,064.2                   $4,011.3
                                                                          ========         ========                   ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Unearned premiums                                                        $1,005.2         $  761.6                   $  772.0
 Loss and loss adjustment expense reserves                                 1,475.2          1,332.3                    1,348.6
 Policy cancellation reserve                                                  50.8             55.0                       60.1
 Accounts payable and accrued expenses                                       365.7            393.2                      355.6
 Funded debt                                                                 675.6            568.6                      477.1
                                                                         ---------         --------                 ----------
       Total liabilities                                                   3,572.5          3,110.7                    3,013.4
                                                                          --------         --------                  ---------

 Shareholders' equity:
    9 3/8% Serial Preferred Shares, Series A (shares issued and
       outstanding 3.6, 3.8 and 3.6)                                          87.0             91.7                       87.9
    Common Shares, $1.00 par value
      (net of treasury shares of 11.0, 10.0 and 10.1)                         71.3             72.1                       72.1
    Paid-in capital                                                          355.5            353.4                      357.6
    Net unrealized appreciation (depreciation) on investment
      securities                                                              (4.0)            33.2                       33.5
    Retained earnings                                                        579.6            403.1                      446.8
                                                                         ---------         --------                  ---------
       Total shareholders' equity                                          1,089.4            953.5                      997.9
                                                                          --------         --------                  ---------
          Total liabilities and shareholders' equity                      $4,661.9         $4,064.2                   $4,011.3
                                                                          ========         ========                   ========

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
 Nine Months Ended September 30,                                      1994                1993
- - --------------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $173.4              $213.9
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                   14.2                12.3
       Net realized gains on security sales                           (17.7)              (98.2)
       Changes in:
          Unearned premiums                                           233.2               146.8
          Loss and loss adjustment expense reserves                   126.6                58.1
          Accounts payable and accrued expenses                        38.7                20.8
          Policy cancellation reserve                                  (9.3)                2.9
          Prepaid reinsurance                                          (6.4)               (5.0)
          Reinsurance recoverables                                     (6.2)              (29.5)
          Premiums receivable                                        (128.9)              (52.3)
          Deferred acquisition costs                                  (35.8)              (28.4)
          Federal income taxes                                          (.6)               10.0
          Other, net                                                   12.1                17.9
                                                                    -------             -------
             Net cash provided by operating activities                393.3               269.3

 CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase:
      Held-to-maturity:  fixed maturities                             (71.5)              (37.5)
      Available-for-sale: fixed maturities                         (1,027.9)             (794.2)
                          equity securities                          (228.4)             (221.3)
    Sales:
      Available-for-sale: fixed maturities                            507.1                96.7
                          equity securities                           219.3               282.8
    Maturities, paydowns, calls and other:
      Held-to-maturity: fixed maturities                               39.5                37.9
      Available-for-sale: fixed maturities                            245.2               396.2
    Net purchases of short-term investments                          (151.7)             (238.3)
    (Receivable) payable on securities                                (28.6)               78.9
    Purchase of property and equipment                                (45.9)              (35.5)
                                                                    -------             -------
             Net cash used in investing activities                   (542.9)             (434.3)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                             1.7                  .4
    Proceeds from issuance of Common Shares                            --                 177.0
    Proceeds from funded debt                                         198.4               170.0
    Payments on funded debt                                             (.3)             (170.2)
    Dividends paid to shareholders                                    (17.5)              (17.4)
    Acquisition of treasury shares                                    (29.5)               (5.4)
                                                                     ------             -------
             Net cash provided by financing activities                152.8               154.4
                                                                     ------              ------
 Increase (decrease) in cash                                            3.2               (10.6)
    Cash, January 1                                                     8.7                22.9
                                                                    -------             -------
    Cash, September 30                                              $  11.9             $  12.3
                                                                    =======             =======

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 SUPPLEMENTAL CASH FLOW INFORMATION. The Company paid Federal income taxes of $59.3 million and $71.6 million for the nine months ended September 30, 1994 and 1993, respectively. Total interest paid was $33.5 million and $22.7 million for the nine months ended September 30, 1994 and 1993, respectively.

NOTE 2 In the second quarter, the Company settled the dispute arising out of its 1985 acquisition of American Star Insurance Company over the seller's refusal to pay certain losses on pre-sale business written by American Star.

NOTE 3 During the third quarter 1993, investment income was reduced $4.6 million as required under Statement of Financial Accounting Standards No. 91.

NOTE 4 On September 30, 1994, the Company paid a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A, to shareholders of record as of the close of business on September 9, 1994. Both dividends were declared by the Board of Directors on August 5, 1994.

On October 21, 1994, the Board of Directors declared a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A. Both are payable December 31, 1994, to shareholders of record as of the close of business on December 9, 1994.

NOTE 5 Certain amounts in the financial statements for 1993 were reclassified to conform with the presentation used for 1994. These reclassifications had no effect on net income.

NOTE 6 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS

For the third quarter 1994, operating income, which excludes net realized gains on security sales, was $57.4 million, or $.75 per share, compared to $54.7 million, or $.71 per share, last year. The combined ratio was 91.2, compared to 87.5 for the third quarter 1994. For the nine months ended September 30, 1994, operating income was $161.9 million, or $2.10 per share, compared to $148.0 million, or $1.98 per share, in 1993. The year-to-date combined ratio was 90.9 compared to 88.8 last year.

Net premiums written increased 33% over the third quarter 1993 and 34% year-to-date reflecting unit growth in the core automobile insurance business. This growth resulted from the Company's rates becoming more competitive due to cost control efforts. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 33% for the quarter and 31% for the first nine months. Service revenue decreased 8% to $10.0 million for the quarter and 10% to $30.0 million for the first nine months, primarily reflecting the decrease in the size of the CAIP market.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased as a percentage of premiums earned to 67% for the quarter, compared to 61% in 1993, and 66% for the first nine months, compared to 61% last year. During the year, the Company has continued to keep rates flat despite rising loss costs. Policy acquisition costs and other underwriting expenses as a percentage of premiums earned decreased to 24% for the third quarter and 25% for the first nine months, compared to 27% for both periods in 1993. Service expenses decreased 26% for the quarter and 17% for the first nine months, primarily reflecting decreased service revenues.

Recurring investment income (interest and dividends) increased 32% for the quarter and 18% for the first nine months, reflecting an increase in the average investment portfolio, partially offset by a mix shift to tax-free securities. During the third quarter 1993, interest income was reduced $4.6 million as required under Statement of Accounting Standards No. 91. The Company had net realized gains on security sales of $11.4 million and $17.7 million for the quarter and first nine months, respectively, compared to $42.2 million and $98.2 million in 1993. A significant portion of the 1993 realized gains resulted from the sale of certain equity securities held in the Company's investment portfolio. On September 30, 1994, the Company's portfolio had $3.5 million in total unrealized gains, compared to $70.2 million at December 31, 1993, primarily reflecting the general decline in the financial markets.

The provision for Federal income taxes was $25.0 million, compared to $34.2 million for the quarter and $61.8 million, compared to $87.3 million for the first nine months, reflecting less realized gains in the current year.

The Company continues to invest in fixed maturity, short-term and equity securities. The majority of the portfolio ($2,504.2 million, or 78.3%, at September 30, 1994 and $2,296.3 million, or 80.0%, at September 30, 1993) was in short-term and intermediate-term, investment-grade fixed-income securities.

As of September 30, 1994 and 1993, the equity portfolio of the Company was $458.6 million, or 14.3%, and $351.8 million, or 12.2%, respectively, of the total investment portfolio. The marketable equity portfolio consists of standard adjustable rate preferreds ($12.2 million in 1994 and $99.9 million in 1993), perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par ($338.9 million in 1994 and $180.7 million in 1993), and common stocks ($107.5 million in 1994 and $71.2 million in 1993).

The Company had forward and future positions offset by short forward, future or interest rate swap positions and unmatched positions, with a net market value of $4.6 million and $3.7 million as of September 30, 1994 and 1993, respectively.

The weighted average fully taxable equivalent book yield of the portfolio was 6.6% and 6.9% at September 30, 1994 and 1993, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims.
For the nine months ended September 30, 1994, operations generated a positive cash flow of $393.3 million. During the first nine months, 917,000 Common Shares were repurchased at an average cost of $31.01 per share and 40,000 9 3/8% Serial Preferred Shares, Series A, were repurchased at an average cost of $27.05 per share. No shares were purchased during the third quarter 1994.


                          PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

              (a)      Exhibits:

                       See exhibit index on page 9.

              (b) Reports on Form 8-K filed during the quarter ended September 30, 1994: None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                THE PROGRESSIVE CORPORATION
                                                -------------------------------
                                                (Registrant)





Date:  NOVEMBER 4, 1994                         BY:  /S/ DAVID M. SCHNEIDER
       --------------------                          --------------------------
                                                     David M. Schneider
                                                     Secretary of the Registrant





Date:  NOVEMBER 4, 1994                         BY:  /S/ CHARLES B. CHOKEL
       --------------------                          ---------------------------
                                                     Charles B. Chokel
                                                     Chief Financial Officer of
                                                     the Registrant

                                 EXHIBIT INDEX
                                 -------------


               Exhibit No.            Form 1O-Q
               Under Reg.             Exhibit
               S-K, ITEM 601             NO.          DESCRIPTION OF EXHIBIT
               -------------          ---------       ----------------------
                  (11)                  11            Computation of Earnings Per Share

                  (27)                  27            Financial Data Schedule

                  (99)                  99            Computation of Premiums Earned