Form 10-K
period 1994-12-31
PROGRESSIVE CORP/OH/
filed 1995-03-28
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended              December 31, 1994
                          ---------------------------------------------------
                                               or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _________________ to _______________________

                                          1-9518
Commission file number_____________________________________________________


                       THE PROGRESSIVE CORPORATION
- ----------------------------------------------------------------------------
            (Exact name of registrant a specified in its charter)

                   Ohio                              34-0963169
- ----------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio            44143
- ----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                (216) 461-5000
- ----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
      Title of each class                                  which registered

Common Shares, $1.00 Par Value                         New York Stock Exchange
- ------------------------------------                   -----------------------

9 3/8% Serial Preferred Shares, Series A (Cumulative,
    Liquidation Preference $25.00 per share)           New York Stock Exchange
- ----------------------------------------------------   -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
- ------------------------------------------------------------------------------
                               (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1995: $2,366,844,235.38

The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 28, 1995: 71,358,294

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 24, 1995, for the Annual Meeting of Shareholders to be held on April 28, 1995, are incorporated by reference in Part III hereof.

INTRODUCTION


The Progressive Corporation and subsidiaries' (collectively, the "Company") 1994 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 24, 1995, for the Annual Meeting of Shareholders to be held on April 28, 1995 (the "Proxy Statement"), have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                    PART I
                                    ------
ITEM 1.  BUSINESS

 (a)  General Development of Business

The Progressive Corporation, an insurance holding company formed in 1965, has 60 operating subsidiaries and one mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries (collectively, the "Insurance Group") provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States and in Canada. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage.

Of the approximately 250 United States insurance company groups writing private passenger auto insurance, the Company estimates that Progressive ranks seventh in size for 1994. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source. For 1994, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, as well as insurance for commercial vehicles, were $119 billion, and Progressive's share of this market was approximately 2.0%.

 (b)  Financial Information About Industry Segments

   Incorporated by reference from Note 12, SEGMENT INFORMATION, on page 47 of the Company's Annual Report.

 (c)  Narrative Description of Business

INSURANCE SEGMENT
- -----------------

The Insurance Group underwrites a number of personal and commercial property-casualty insurance products primarily related to the use and operation of motor vehicles. Net premiums written were $2,457.2 million in 1994, compared to $1,819.2 million and $1,451.2 million in 1993 and 1992, respectively. The underwriting profit was 8.3% (11.5% including the elimination of the supplemental reserve; see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 12 for further discussion) in 1994, compared to 10.7% in 1993 and 3.5% in 1992, respectively.

The Insurance Group's core business writes insurance for private passenger automobiles and small commercial and recreational vehicles. This business frequently has more than one program in a single state, with each targeted to a specific market segment. The core business accounted for 95% of the Company's 1994 total net premiums written.

The bulk of the Insurance Group's core business consists of nonstandard automobile insurance products for people cancelled or rejected by other insurers. The size of the nonstandard automobile insurance market changes with the insurance environment. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. The total 1994 nonstandard automobile insurance market was about $20 billion, compared to $18 billion in 1993 and $17 billion in 1992. Approximately 330 companies, many of which belong to the same insurance group, wrote an estimated $15 billion of nonstandard auto premiums in 1994. In this market, the Insurance Group ranked fourth in 1993 in direct premiums written and near the top in underwriting performance. Although final data has not been published, the Company estimates that its 1994 ranking and underwriting performance will be consistent with 1993.

The core business is continuing its experiment of writing standard and preferred automobile risks in many states. These experiments accounted for between five and ten percent of the Company's total private passenger auto premiums in 1994. The strategy is to build towards becoming a low-cost provider of a full line of auto insurance and related services, distributed through whichever channel the customer prefers. The Insurance Group's goal is to compete in the standard and preferred market, which comprises 80% of the personal automobile insurance market.

The Insurance Group's specialty personal lines' principal product is motorcycle insurance. Other products offered include recreational vehicle, mobile home and boat insurance. The Insurance Group's competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is a significant participant in this market.

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

In 1994, over 90% of the core business' net premiums were written through a network of more than 30,000 independent insurance agents located throughout the United States and in Canada. Subject to compliance with certain Company-mandated procedures, these independent insurance agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Company also markets its products through intermediaries such as employers, other insurance companies and national brokerage agencies, and direct to customers through employed sales people and owned insurance agencies. The core business currently markets personal automobile insurance directly to the public by direct mail, television and radio advertising throughout Florida and in Ohio and Texas.

The Insurance Group's diversified businesses - the United Financial Casualty Company (UFCC), Professional Liabilities Group (PLG) and Motor Carrier division
- - accounted for 5% of total volume in 1994. These businesses, which are organized by customer group, are headquartered in Cleveland, Ohio. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include financial institutions, equipment lessors and vehicle dealers. Distribution arrangements are individually negotiated between such intermediaries and the

Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. The diversified businesses also market their products directly to their customers through company-employed sales forces.

UFCC provides physical damage insurance and related tracking services to protect the commercial or retail lender's interest in collateral which is not otherwise insured against these risks. The principal product is collateral protection for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks are UFCC's largest customer group for these services. This business also serves savings and loans, finance companies and credit unions. Based on the Company's analysis of this market, numerous companies offer these products, and none of them has a dominant market share.

PLG's principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers. The program is sponsored by the American Bankers Association. This program represented less than 1% of total 1994 net premiums written.

The Motor Carrier division primarily manages involuntary Commercial Auto Insurance Plans. See SERVICE OPERATIONS on page 6 for further discussion.

COMPETITIVE FACTORS
- -------------------

The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claim handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. While the Company relies heavily on technology and extensive data gathering and analysis to segment and price markets according to risk potential, some competitors merely price their coverage at rates set lower than the Company's published rates. By avoiding extensive data gathering and analysis, these competitors incur lower underwriting costs. The Company has remained competitive by closely managing expenses and achieving operating efficiencies, and by refining its risk measurement and price segmentation skills. In addition, the Company offers prices for a wide spectrum of risks and seeks to offer a wider array of payment plans, limits of liability and deductibles than its competitors. Superior customer service and claim adjustment are also important factors in the Company's competitive strategy.

LICENSES
- --------

The Insurance Group operates under licenses issued by various state or provincial insurance authorities. Such licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kind of insurance coverages which may be written in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses which are material to the Company's business are in good standing.

INSURANCE REGULATION
- --------------------

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. One or more of the subsidiaries are licensed and subject to regulation in each of the 50 states, in each Canadian province and by Canadian federal authorities. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company's principal insurance subsidiaries are domiciled in the states of Florida, Mississippi, Missouri, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing accounting methods and the form and content of statutory financial reports and regulating the type and amount of investments permitted. Rate regulation varies from "file and use" to prior approval to mandated rates. Most jurisdictions prohibit rates that are "excessive, inadequate or unfairly discriminatory."

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

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions and certain other transactions involving insurers and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the "Dividends" discussion in Item 5(c) for further information on such dividend limitations.

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

The state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, expand state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies and further limitations on the ability of regulated insurers to pay dividends. The NAIC also developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial conditions. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks. In addition, the United States Congress and certain federal agencies are investigating the current condition of the insurance industry to determine whether federal regulation is necessary.

STATUTORY ACCOUNTING PRINCIPLES
- -------------------------------

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

2. Direct-response advertising costs, which consist primarily of direct mail, television and radio expenses, are capitalized and amortized over the estimated period of the benefits, rather than expensed as incurred, as required by SAP.

3. Certain assets are included in the consolidated balance sheets, rather than charged against retained earnings, as required by SAP. These assets consist primarily of premium receivables over 90 days old and furniture and fixtures.

4. Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

5. Fixed maturities securities, which are classified as available for sale, are reported at market values, rather than at amortized cost, or the lower of amortized cost or market depending on the specific type of security as required by SAP. Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

The differing treatment of income and expense items results in a corresponding difference in Federal income tax expense.

During 1994, the insurance subsidiaries began to reduce loss reserves for anticipated salvage and subrogation recoveries in accordance with statutory accounting principles. Previously, salvage and subrogation was not reflected in the statutory financial statements until actually recovered.

SERVICE OPERATIONS
- ------------------

The Motor Carrier division currently processes business for the Commercial Auto Insurance Plans (CAIP) in 28 states and the Florida Joint Underwriters Association (FAJUA), which are part of the involuntary residual market. As a CAIP servicing carrier, the division processes about one-third of the premiums in the involuntary residual market, without assuming the indemnity risk. It competes with approximately 17 other providers nationwide. In 1995, the division began processing business for the FAJUA and competes with approximately five other carriers in the state. The Company's subsidiaries also provide claim services to fleet owners and other insurance companies. Revenues from all service businesses are derived primarily from fees and commissions. Total service revenues were $41.9 million in 1994, compared to $43.7 million in 1993 and $53.3 million in 1992. Pretax operating profits were $10.0 million and $6.8 million in 1994 and 1993, respectively, compared to a pretax operating loss of $4.3 million in 1992.

INVESTMENTS
- -----------

The Company's approach to investing is consistent with its need to maintain capital adequate to support the insurance premiums written. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $3,186.3 million at December 31, 1994, compared to $2,805.2 million at December 31, 1993. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains (losses) on security sales, before expenses and taxes was $182.3 million in 1994, compared to $242.4 million in 1993 and $153.5 million in 1992. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, beginning on page 12 herein for additional discussion.

EMPLOYEES
- ---------

The number of employees, excluding temporaries, at December 31, 1994, was 7,544.

LIABILITY FOR PROPERTY-CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES
- -------------------------------------------------------------------

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's property-casualty and life insurance subsidiaries. The life insurance operations are in run-off. Total loss reserves are established at a level that is intended to represent the midpoint of the reasonable range of loss reserves. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 12 for further discussion. The elimination of the supplemental reserve is reflected in the Reconciliation of Net Reserves for Losses and Loss Adjustment Expenses table on page 7 and the Analysis of Loss and Loss Adjustment Expenses Development table on page 8.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table: (1) provides a reconciliation of beginning and ending estimated liability balances for 1994, 1993 and 1992, and (2) shows the difference between the estimated liability in accordance with GAAP and that reported in accordance with SAP.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

 (millions)                                                  1994                 1993                1992
                                                         ---------------------------------------------------
 Balance, January 1                                      $1,012.4             $  956.4             $ 861.5
 Incurred losses and LAE:
       Current accident year                              1,539.8              1,126.7               981.7
       Prior accident years                                (142.5)               (98.5)              (51.5)
                                                         ---------------------------------------------------
                                                          1,397.3              1,028.2               930.2
                                                         ---------------------------------------------------
 Paid losses and LAE:
       Current accident year                                894.0                605.4               481.9
       Prior accident years                                 417.0                366.8               353.4
                                                         ---------------------------------------------------
                                                          1,311.0                972.2               835.3
                                                         ---------------------------------------------------
 Balance, December 31                                     1,098.7              1,012.4               956.4
 Add: Reinsurance recoverable on
       unpaid losses and LAE1                               334.2                334.8                  --
                                                         ---------------------------------------------------
 Balance, December 31, GAAP                               1,432.9              1,347.2               956.4
 Adjust: Reinsurance recoverable on
       unpaid losses and LAE1                              (334.2)              (334.8)                 --
    Net salvage and subrogation2                               --                 39.9                37.2
                                                         ---------------------------------------------------
 Balance, December 31, SAP                               $1,098.7             $1,052.3              $993.6
                                                         ===================================================

1In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) 113, "Accounting and Reporting for Reinsurance of Short- Duration and Long-Duration Contracts"; prior years were not restated.

2During 1994, the Company changed its method of accounting for salvage and subrogation. See STATUTORY ACCOUNTING PRINCIPLES on page 5 for further discussion.

The reconciliation above shows a $142.5 million redundancy, which emerged during 1994, in the 1994 liability and a $98.5 million redundancy in the 1993 liability, based on information known as of December 31, 1994 and December 31, 1993, respectively.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)
YEAR ENDED                         1984     1985     1986    1987   1988    1989    1990    1991    1992   1993      1994
LIABILITY FOR UNPAID
- ---------------------
LOSSES AND LAE                   $146.5   $215.3   $323.8  $471.0 $651.0  $748.6  $791.6  $861.5  $956.4 $1,012.4  $1,098.7
- --------------

PAID (CUMULATIVE) AS OF:
- -----------------------
  One year later                   68.6    104.7    142.7   195.0  283.1   293.1   322.4   353.4   366.8   417.0
  Two years later                 101.4    151.9    204.4   294.9  393.7   446.8   490.8   518.8   520.0      --
  Three years later               121.3    175.4    238.9   339.5  465.0   539.8   570.4   583.2      --      --
  Four years later                128.8    187.2    255.7   369.9  514.0   588.2   600.0      --      --      --
  Five years later                132.8    194.1    264.3   383.5  540.7   603.1      --      --      --      --
  Six years later                 135.8    197.7    268.7   389.1  545.1      --      --      --      --      --
  Seven years later               136.8    200.7    270.1   381.9     --      --      --      --      --      --
  Eight years later               138.9    201.3    261.3      --     --      --      --      --      --      --
  Nine years later                139.1    191.6       --      --     --      --      --      --      --      --
  Ten years later                 129.4       --       --      --     --      --      --      --      --      --
LIABILITY RE-ESTIMATED
- -----------------------
AS OF:
- -----
  One year later                  146.9    218.7    300.6   446.6  610.3   685.4   748.8   810.0   857.9   869.9
  Two years later                 150.2    213.6    293.6   422.2  573.4   677.9   726.5   771.9   765.5      --
  Three years later               144.0    205.3    282.8   402.4  581.3   668.6   712.7   718.7      --      --
  Four years later                140.4    203.4    274.1   403.9  575.1   667.1   683.7      --      --      --
  Five years later                139.0    200.9    275.6   399.6  578.4   654.7      --      --      --      --
  Six years later                 139.3    204.4    275.8   400.2  582.2      --      --      --      --      --
  Seven years later               142.0    205.2    277.5   408.5     --      --      --      --      --      --
  Eight years later               142.9    206.7    285.7      --     --      --      --      --      --      --
  Nine years later                144.5    215.3       --      --     --      --      --      --      --      --
  Ten years later                 153.0       --       --      --     --      --      --      --      --      --

CUMULATIVE REDUNDANCY
- ---------------------
(DEFICIENCY)                     $ (6.5)  $   --   $ 38.1  $ 62.5 $ 68.8  $ 93.9  $107.9  $142.8  $190.9   $142.5
- ------------                     ------   ------   ------  ------ ------  ------  ------  ------  ------   ------
PERCENTAGE1                        (4.4)      --     11.8    13.3   10.6    12.5    13.6    16.6    20.0     14.1

1Cumulative redundancy/(deficiency) [divided by] liability for unpaid losses and LAE.


The above table presents the development of balance sheet liabilities for 1984 through 1993. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. Similar reserves for the life insurance subsidiary, which are immaterial, are excluded. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, as of December 31, 1994, the companies had paid $191.6 million of the currently estimated $215.3 million of losses and LAE that had been incurred through the end of 1985; thus an estimated $23.7 million of losses incurred through 1985 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1984 liability has developed a $6.5 million deficiency over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 7 as the "prior years" provision for incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy (deficiency) amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1987, but incurred in 1984, will be included in the cumulative deficiency or redundancy amount for years 1984, 1985 and 1986. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The data in the Analysis of Loss and Loss Adjustment Expenses Development table on page 8 are constructed slightly differently than the data in the Current Estimate of Total Redundancy column in the chart on page 48 of the Company's Annual Report. The data in the former table are based on Schedule P from the 1990 through 1994 Consolidated Annual Statements, as filed with state insurance departments, and Schedules O and P filed for years prior to 1989. The reserve accuracy percentages reported in this table differ from the percentages reported in the Annual Report. The primary reason for the difference is the method of apportioning loss adjustment expenses to accident years. The Consolidated Annual Statement, Schedule P, Part-1, specifies how to distribute unallocated loss adjustment expenses to accident years. The Company disagrees with this arbitrary approach and, therefore, uses a different approach for the Annual Report. It believes that both apportionment methods give the same result when viewed over several years.

A second reason is that the data reported in the Annual Report includes results for life insurance products previously sold by the Company's life insurance subsidiary. Life insurance reserves are less than 1% of total reserves. Given the uncertainty inherent in establishing life insurance loss reserves, the Company's life insurance reserves have proven to be quite accurate.

In addition, the development table on page 8 differs from the development displayed in Schedule P, Part-2. Schedule P, Part-2, excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation.

      (d)    Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States and in Canada. The amount of Canadian revenues and assets are approximately two percent of the Company's consolidated revenues and assets. The amount of operating income (loss) generated by its Canadian operations is immaterial with respect to the Company's consolidated operating income.

ITEM 2.      PROPERTIES

OWNED PROPERTIES
- ----------------

In 1994, the Company completed its new corporate office complex on a 42-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. The new facility consists of 517,800 square feet of space and replaces office space held under leases in a number of locations in the Cleveland, Ohio area. The cost of the project is $75.5 million and is being funded through operating cash flows. As of December 31, 1994, $71.7 million of the project's costs had been paid. The Company's central data processing facility occupies a modern, three-story brick building containing approximately 107,000 square feet of office space on this same parcel.

The Company owns two adjacent two-story brick buildings in Highland Heights, Ohio, which contain an aggregate of 233,000 square feet of office and warehouse space. The property was purchased in August 1994 for approximately $6.7 million. The buildings are currently being leased to a third party until late 1995, at which time the buildings will be renovated to accommodate the Company's operations.

The Company owns a modern three-story building containing approximately 96,700 square feet of office space in Mayfield Heights, Ohio. The property was purchased in December 1993 for approximately $6.5 million, and is occupied by the Company's Northeast Division.

The Company's Florida Division is headquartered in a modern, two-story building containing approximately 60,000 square feet of office space in Tampa, Florida. The property was financed with, and is held subject to a mortgage granted in connection with, industrial development revenue bonds bearing interest equal to 79.45% of a specified prime commercial lending rate. The remaining annual principal amounts payable are $368,000 in each of 1995 through 1997 and $92,000 in 1998.

The Company owns a modern, two-story building containing approximately 39,000 square feet of office space in Tampa, Florida; this building is leased to a non-affiliated tenant.

The Company also owns a one-story brick building containing approximately 92,000 square feet of training facilities, office and warehouse space in Mayfield Village, Ohio.

LEASED PROPERTIES
- -----------------

The Company leases approximately 660,000 square feet of modern office space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 261 processing and claim offices at various locations throughout the United States. Two offices are leased in Canada. These leases are generally short-term to medium-term leases of standard commercial office space.


ITEM 3.      LEGAL PROCEEDINGS

Incorporated by reference from Note 6, LITIGATION, on page 43 of the Company's Annual Report.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 of this Annual Report on Form 10-K.

                                    PART II
                                    -------

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

  (a)        Market Information

The Company's Common Shares are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the New York Stock Exchange.

                                                                                                     Dividends
Year                  Quarter                                 High                   Low             Per Share
- --------------------------------------------------------------------------------------------------------------
1994                  1                                    $40 1/2               $27 3/4                 $.050
                      2                                     35 5/8                28 1/2                  .050
                      3                                     38 7/8                33 1/4                  .055
                      4                                     38 3/8                32 1/4                  .055
                                                  ------------------------------------------------------------
                                                           $40 1/2               $27 3/4                 $.210
                                                  ============================================================



1993                  1                                   $ 36 1/8              $ 26 5/8                $ .050
                      2                                     36 1/4                27 1/2                  .050
                      3                                     44 1/4                31 3/4                  .050
                      4                                     46 1/8                38 3/8                  .050
                                                  ------------------------------------------------------------
                                                           $46 1/8               $26 5/8                 $.200
                                                  ============================================================


The closing price of the Company's Common Shares on February 28, 1995 was
$38 7/8.

  (b)        Holders

There were 4,871 shareholders of record on February 28, 1995.

  (c)        Dividends

Statutory policyholders' surplus was $949.2 million and $701.9 million at December 31, 1994 and 1993, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1994, $102.1 million of statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries' states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $177.0 million in 1995 out of statutory policyholders' surplus, without prior approval by regulatory authorities.

ITEM 6.      SELECTED FINANCIAL DATA

(millions - except per share  amounts)
                                                  For the years ended December 31,
                                 1994             1993              1992                 1991             1990
                    ------------------------------------------------------------------------------------------
Total revenues1              $2,415.3         $1,954.8          $1,738.9             $1,493.1         $1,376.2
Operating income                212.7            197.3             129.8                 85.1            137.8
Net income2,3                   274.3            267.3             153.8                 32.9             93.4
Per share:
 Operating income4               2.76             2.61              1.72                 1.19             1.73
 Net income2,3,4                 3.59             3.58              2.05                  .41             1.19
 Dividends                       .210             .200              .191                 .172             .160
Total assets3,5               4,675.1          4,011.3           3,440.9              3,317.2          2,912.4
Funded debt
 outstanding                    675.6            477.1             568.5                644.0            644.4

All per share amounts have been adjusted for the December 8, 1992 3-for-1 stock split.

1Total revenues for 1992 include $106.0 million ($70.0 million after taxes), or $.97 per share, for the Company's California Proposition 103 reserve reduction. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth in Item 7 of this Annual Report on Form 10-K for further discussion.

2During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve" ($46.2 million after tax), resulting in a one-time increase in earnings of $.62 per share.
See MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth in Item 7 of this Annual Report on Form 10-K for further discussion.

3Effective January 1, 1992, the Company adopted SFAS 109 and is able to demonstrate that the benefit of deferred tax assets is fully realizable. The cumulative effect of adopting SFAS 109 increased net income $14.2 million, or $.20 per share. In 1991, the deferred tax asset writedown, as required under SFAS 96, was included in the Federal income tax provision.

4Presented on a fully diluted basis.

5Pursuant to SFAS 113, amounts for 1990 through 1992 were restated.


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares and other outstanding securities, to redeem debt and for other business purposes. In 1994, the Company sold $200.0 million of its 6.60% Notes due 2004. During 1994, the Company repurchased .1 million of its Serial Preferred Shares, Series A, at a cost of $2.3 million and 1.1 million of its Common Shares at a cost of $34.0 million.

During the three-year period ended December 31, 1994, the Company sold 4,950,000 Common Shares for net proceeds of $177.0 million and repurchased 3.1 million Common Shares at a total cost of $142.3 million (average cost of $24.21 per share, split adjusted) and .5 million Serial Preferred Shares at a total cost of $12.1 million (average cost $27.37 per share). The Company also sold $350 million of notes, repaid $170.0 million borrowed under its credit facilities, and redeemed the entire $70.0 million of its 8 3/4% Debentures. During the same period, The Progressive Corporation received $299.8 million from its insurance subsidiaries, net of capital contributions made to these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(c) on page 11 herein.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company also has available a $20.0 million revolving credit agreement. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three years ended December 31, 1994, operations generated a positive cash flow of $925.4 million, and cash flow is expected to be positive in both the short-term and reasonably foreseeable future. The Company's substantial investment portfolio is highly liquid, consisting almost entirely of readily marketable securities. The Company does not expect any material changes in its cash requirements and is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on its liquidity.

Capital expenditures for the three years ended December 31, 1994, aggregated $130.3 million. In 1994, the Company completed its new corporate office complex in Mayfield Village, Ohio. The new facility consists of 517,800 square feet of space and replaces office space held under expiring leases in a number of locations in the Cleveland area. The cost of the project was $75.5 million and is being funded through operating cash flows. As of December 31, 1994, $71.7 million of the project's cost had been paid.

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

During 1992, the Company changed its financial arrangement with Progressive Partners Limited Partnership (Progressive Partners), its investment manager, as part of its strategy to compete more effectively for private passenger auto insurance by lowering costs. Under the new arrangement, Progressive Partners' people, now employed by a wholly-owned Progressive subsidiary, continue to provide the Company with investment and capital management. The transaction involved paying Progressive Partners a one-time fee for terminating the investment management contract, and an additional incentive fee for the period ended June 30, 1992, in the aggregate amount of $54.6 million. This transaction reduced the Company's costs for investment and capital management.

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

INVESTMENTS
- -----------

The Company invests in fixed maturity, short-term and equity securities. The Company's investment strategy recognizes its need to maintain capital adequate
to support its insurance operations.   Therefore, the Company evaluates the
risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio. The majority ($2,319.4 million, or 72.9%, in 1994 and $2,135.1 million, or 76.6%, in 1993) of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities. A relatively small portion ($476.3 million, or 15.0%, in 1994 and $453.9 million, or 16.3%, in 1993) of the investment portfolio was invested in preferred and common equity securities providing risk/reward balance and diversification. The remainder of the portfolio was invested in long-term investment-grade fixed-income securities ($245.0 million, or 7.7%, in 1994 and $77.6 million, or 2.8%, in 1993) and non-investment-grade fixed-income securities ($139.3 million, or 4.4%, in 1994 and $119.8 million, or 4.3%, in 1993). The non-investment-grade fixed-income securities, although constituting only a small portion of the portfolio, offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. These securities may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market. Financial instruments with off-balance-sheet risk are used to manage the risks and enhance the yields of the available-for-sale portfolio. This is accomplished by modifying the basis, duration or interest rate characteristics of the portfolio, or hedging securities. Net cash requirements are limited to changes in market values which may vary based upon changes in interest rates and other factors.
Exposure to credit risk is limited to the carrying value; unless otherwise noted, collateral is not required to support the credit risk. The weighted average fully taxable equivalent book yield of the portfolio was 6.7%, 6.8%, and 7.9% for the years ended December 31, 1994, 1993 and 1992, respectively.


The quality distribution of the fixed-income portfolio is as follows:
                                             Percentage at                             Percentage at
              Rating                       December 31, 1994                         December 31, 1993
              ------                       -----------------                         -----------------
                AAA                              58.4%                                      61.8%
                 AA                              20.9                                       23.6
                  A                              11.8                                        8.4
                BBB                               3.7                                        0.6
          Non Rated/Other                         5.2                                        5.6
                                               ------                                     ------
                                                100.0%                                     100.0%
                                               ======                                     ======

As of December 31, 1994, the Company's portfolio had $41.1 million in unrealized losses, compared to $70.2 million in unrealized gains in 1993. This decrease was due largely to the adverse impact on the Company's fixed-income portfolio of rapidly rising interest rates throughout 1994.

As of December 31, 1994, the Company held $154.6 million of Collateralized Mortgage Obligations ("CMOs"), which represented 4.9% of the total investment portfolio. There are two types of securities held in the CMO Portfolio. As of December 31, 1994, sequential bonds represented 61.3% of the portfolio ($94.8 million) and had an average life of 2.1 years. Planned Amortization Class bonds represented 38.7% of the portfolio ($59.8 million) and had an average life of 2.0 years. The portfolio contains no residual interests.

CMOs held by the Company are highly liquid with readily available quotes and, at December 31, 1994, had an average life of 2.0 years. Eighty- five percent of the CMOs held by the Company are rated AAA by Moody's or Standard & Poor's. As of December 31, 1994, the Company's total CMO portfolio had an unrealized loss of $6.6 million. The single largest unrealized loss in any CMO security was $.9 million, or only 9.2% of such position.

Investments in the Company's portfolio have varying degrees of risk. Equity securities generally have greater risks than the non-equity portion of the portfolio since these securities are subordinate to rights of debt holders and other creditors of the issuer. As of December 31, 1994, the mark-to-market net losses in the Company's equity portfolio were $4.7 million ($3.1 million, net of taxes), as compared to net gains of $20.7 million ($13.5 million, net of taxes) in 1993.

The 1994 marketable equity portfolio consisted of three principal components:
(i) $15.6 million, or 3.3%, of standard adjustable rate preferreds, (ii) $338.0 million, or 71.0%, of perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par, and (iii) $122.7 million, or 25.7%, of common stocks. The 1993 marketable equity portfolio consisted of three principal components; (i) $73.0 million, or 16.1%, of standard adjustable rate preferreds, (ii) $283.4 million, or 62.4%, of perpetual preferreds with mechanisms that may provide an opportunity to liquidate at par, and (iii) $97.5 million, or 21.5%, of common stocks.

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


RESULTS OF OPERATIONS

Operating income, which excludes realized gains and losses and one-time items, was $212.7 million, or $2.76 per share, in 1994, $197.3 million, or $2.61 per share, in 1993 and $129.8 million, or $1.72 per share, in 1992. The GAAP combined ratio was 91.7 (88.5 including the elimination of the supplemental reserve discussed below) in 1994, 89.3 in 1993 and 96.5 in 1992.

Direct premiums written increased 35% to $2,645.1 million in 1994, compared to $1,966.4 million in 1993 and $1,636.8 million in 1992. Net premiums written increased 35% to $2,457.2 million, compared to $1,819.2 million in 1993 and $1,451.2 million in 1992. The difference between direct and net premiums written is largely attributable to premiums written under state-mandated involuntary Commercial Auto Insurance Plans (CAIP), for which the Company retains no indemnity risk, of $115.4 million in 1994, $98.0 million in 1993 and $142.2 million in 1992. The Company provided policy and claim processing services to 28 state CAIPs in 1994 and 1993, compared to 26 in 1992. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 31% in 1994, compared to 17% in 1993 and 11% in 1992.

The Company's core divisions' net premiums written grew 38%, 25% and 18% for 1994, 1993 and 1992, respectively, driven by an increase in unit sales, resulting from the Company's ability to keep rates relatively flat over the last three years. The Company continues to experiment with writing standard and preferred auto risks which represented between five and ten percent of total core business volume in 1994. The Company anticipates continued growth in its core business in 1995, which could result from an increase in the number of states where the Company seeks to insure all auto risks, from working with independent agents dedicated to regaining market share and from integrating other buying options. The core divisions generated underwriting profits of 7% in 1994, 10% in 1993 and 8% in 1992. The Company's strategy is to achieve a four percent underwriting margin; the Company cannot predict the timing and pace of the decrease in underwriting margins, nor the rate of growth, but monitors each program to ensure that rates are adjusted promptly and adequately.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claims costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are collected. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 64% in 1994, compared to 62% in 1993 and 65% in 1992.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve," resulting in a one-time increase in earnings of $.62 per share, a 3.2 percentage point increase in the underwriting profit margin and a $46.2 million increase in capital. The Company historically established case and IBNR reserves by product with the objective of being accurate to within plus or minus 2%. Pricing has been based on these estimates of reserves by product. Because the Company desired a very high degree of comfort that aggregate reserves were adequate, aggregate reserves were established near the upper end of the reasonable range of reserves, and the difference between such aggregate reserves and the midpoint of the reasonable range of case and IBNR reserves was called the "supplemental reserve." The Company concluded, after examining its historical aggregate reserves, that the practice of setting aggregate reserves at the upper end of the range of reasonable reserves provided an unnecessarily high level of comfort. Even without the high level of comfort provided by the "supplemental reserve," the Company's reserves have historically been redundant by approximately 2% to 4% over the most recent 5 years. The Company believes that this change in the estimate of its reserves will place it more in line with the practices of other companies in the industry.

Because the Company is primarily an insurer of motor vehicles, it has limited exposure for environmental, product and general liability claims. The Company has established reserves for these exposures, in amounts which it believes to be adequate based on information currently known by it. The Company does not believe that these claims will have a material impact on the Company's liquidity, results of operations or financial condition.

During 1994, the Company settled the dispute, arising out of its 1985 acquisition of American Star Insurance Company (since renamed National Continental Insurance Company), over the seller's refusal to pay certain losses on pre-sale business written by American Star. Under the settlement, National Continental received $10.1 million from the seller and agreed to be solely responsible for the next $20 million of gross losses. The seller will thereafter be responsible for half the losses, net of reinsurance, if it achieves certain minimum net worth requirements. In addition to the $10.1 million, National Continental will be entitled to the proceeds of various treaty and facultative reinsurance policies that had been purchased by American Star. National Continental has established reserves for these exposures, which are mainly for product liability and environmental claims, in amounts it believes to be adequate based on information currently available to it, including a recent study by independent actuaries. Total reserves on this business are $29.7 million, of which $9.9 million is recoverable from reinsurers. The Company will continue to monitor these exposures, adjust the related reserves appropriately as additional information becomes known and disclose any material developments.

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 25% in 1994, compared to 28% in 1993 and 31% in 1992. The decrease reflects cost-cutting measures, as well as process improvements, changed workflows and lower commission programs.

Service businesses generated a pretax operating profit of $10.0 million in 1994, compared to a pretax profit of $6.8 million in 1993 and a pretax loss of $4.3 million in 1992.

Recurring investment income (interest and dividends) increased 18% to $158.5 million in 1994, compared to $134.5 million in 1993 and $139.0 million in 1992, primarily due to an increase in the average investment portfolio. Net realized gains on security sales were $23.8 million in 1994, $107.9 million in 1993 and $14.5 million in 1992. A significant portion of the 1993 realized gains resulted from the sale of certain equity securities held in the Company's investment portfolio.

President Clinton signed the Omnibus Budget Reconciliation Act of 1993, which, among other items, increased the statutory tax rate to 35%. Effective January 1, 1992, the Company adopted SFAS 109. The cumulative effect of adopting SFAS 109 increased net income $14.2 million, or $.20 per share. The Company is able to demonstrate that the benefit of deferred tax assets is fully realizable.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1994 Annual Report, pages 33 through 53.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A description of the directors, including those nominated for election as directors at the 1995 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 2 through 4.

A description of the executive officers of the Registrant and its subsidiaries follows. These descriptions reflect the Company's termination of its officership program and consequent elimination of many officer positions, effective December 31, 1993. Unless otherwise indicated, the executive officer has held the position(s) indicated for the last five years.

                                                Offices Held and
    Name                  Age          Last Five Years Business Experience
    ----                  ---          -----------------------------------
Peter B. Lewis            61     Chairman since April 1993; President, Chief Executive Officer and a director of the Registrant and Progressive Casualty
                                 Insurance Company ("Progressive Casualty"), the principal
                                 subsidiary of the Registrant.

Charles B. Chokel         41     Treasurer of the Registrant since December 15, 1994; Chief
                                 Financial Officer of the Registrant since April 1991; Senior
                                 Vice President - Finance of Progressive Casualty from April
                                 1991 to December 1993; President of the California Division
                                 and Vice President of Progressive Casualty prior to April 1991.

Allan W. Ditchfield       57     Chief Information Officer of the Registrant since March 1991;
                                 Senior Vice President - Information Services of Progressive
                                 Casualty from March 1991 to December 1993; Senior Vice
                                 President of Systems Engineering at MCI Telecommunications
                                 Corporation, Washington, D.C. (telecommunications) prior to
                                 March 1991.

Bruce W. Marlow           46     Chief Operating Officer of the Registrant; Executive Vice
                                 President of Progressive Casualty prior to December 1993.

Michael C. Murr           43     Chief Investment and Capital Officer of the Registrant since
                                 February 1993; President of Progressive Partners, Inc., a
                                 subsidiary of the Registrant since July 1992; President of
                                 Progressive Partners Limited Partnership prior to July 1992.

David M. Schneider        57     Chief Legal Officer and Secretary of the Registrant; Senior
                                 Vice President of Progressive Casualty prior to December 1993;

Tiona M. Thompson         44     Chief Human Resources Officer of the Registrant since
                                 December 1993; Vice President - Human Resources of
                                 Progressive Casualty from September 1991 to December 1993;
                                 Vice President of Progressive Casualty prior to September
                                 1991.

SECTION 16(A) REPORTING

Under the Federal securities laws, the directors and certain officers of the Company, and holders of 10% or more of the Company's Common Shares, are required to report their ownership of the Company's Common Shares, and any changes in such ownership to the Securities and Exchange Commission ("SEC") and New York Stock Exchange ("NYSE") within specified timeframes. David M. Schneider inadvertently omitted to include in his Section 16(a) reports 8,697 Common Shares that were transferred in March 1990 from his father's estate to a trust of which he is a co- trustee, and 1,500 Common Shares with respect to which he had a beneficial interest that were sold by that trust in April 1990. Corrective filings were made with the SEC and NYSE, on behalf of both Mr. Schneider and the trust, promptly after this oversight was discovered. The plan administrator of the Company's Long-Term Savings Plan furnished erroneous information to Charles B. Chokel and Jeffrey W. Basch concerning allocations of shares to their plan accounts during 1993. As a result, the allocations reported in their Form 5s for 1993 were overstated by approximately 69 shares and 224 shares, respectively. Both individuals filed amended Form 5s promptly after receiving revised information from the plan administrator. Also, Mr. Basch's wife acquired 40 shares in an intraplan transfer to her Long-Term Savings Plan account which Mr. Basch inadvertently failed to report on Form 4. This transaction was later reported on Mr. Basch's Form 5 for 1994. Tiona M. Thompson inadvertently underreported by 13,000 shares the number of shares subject to stock options granted to her on April 14, 1994 under the Company's 1989 Incentive Plan. She filed an amended Form 4 for April 1994 promptly after this oversight was discovered.


ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation," pages 8 through 17.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," pages 5 through 7.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                   PART IV
                                   -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.

         (a)(1)  Listing of Financial Statements

                 The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                          Report of Independent Accountants

                          Consolidated Statements of Income -
                          December 31, 1994, 1993 and 1992

                          Consolidated Balance Sheets - December 31, 1994
                          and 1993

                          Consolidated Statements of Changes in Shareholders' Equity - December 31, 1994, 1993 and 1992

                          Consolidated Statements of Cash Flows -
                          December 31, 1994, 1993 and 1992

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

                          Schedules
                          ---------

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

         (a)(3)  Listing of Exhibits

                 See exhibit index contained herein at pages 37 through 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(A) through (10)(M).

         (b)     Reports on Form 8-K

                 On January 3, 1995, the Company filed a Form 8-K to report the elimination of its "supplemental reserve" during the fourth quarter 1994, resulting in a one-time increase in earnings of approximately $71 million, or $.63 per share for the quarter and $.62 per share for the year. The Company's combined ratio was reduced by 11.8 points for the quarter and 3.2 points for the year.

         (c)     Exhibits

                 The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

         (d)     Financial Statement Schedules

                 The response to this portion of Item 14 is located at pages 27 through 36.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE PROGRESSIVE CORPORATION


March 28, 1995                                BY: /s/ Peter B. Lewis
                                                  ------------------------------
                                                  Peter B. Lewis
                                                  Chairman, President and Chief
                                                  Executive Officer of the
                                                  Registrant



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Peter B. Lewis                      Chairman, President and Chief Executive           March 28, 1995
- ---------------------------------       Officer of the Registrant and a Director
Peter B. Lewis

/s/ Charles B. Chokel                   Treasurer and Chief Financial Officer
- ---------------------------------       of the Registrant                                 March 28, 1995
Charles B. Chokel

/s/ Jeffrey W. Basch                    Chief Accounting Officer
- ---------------------------------       of the Registrant                                 March 28, 1995
Jeffrey W. Basch

Milton N. Allen*                        Director                                          March 28, 1995
- ---------------------------------
Milton N. Allen

B. Charles Ames*                        Director                                          March 28, 1995
- ---------------------------------
B. Charles Ames

Stephen R. Hardis*                      Director                                          March 28, 1995
- ---------------------------------
Stephen R. Hardis

Norman S. Matthews*                     Director                                          March 28, 1995
- ---------------------------------
Norman S. Matthews

Donald B. Shackelford*                  Director                                          March 28, 1995
- ---------------------------------
Donald B. Shackelford






Paul B. Sigler*                         Director                                          March 28, 1995
- ---------------------------------
Paul B. Sigler

* DAVID M. SCHNEIDER, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By /s/ David M. Schneider                                                                 March 28, 1995
   ------------------------------
   David M. Schneider
   Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(D)

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                          THE PROGRESSIVE CORPORATION

                             MAYFIELD VILLAGE, OHIO

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders,
The Progressive Corporation:





Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1994 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 20 and 21 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                            COOPERS & LYBRAND L.L.P.




Cleveland, Ohio
January 26, 1995

                       CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders,
The Progressive Corporation:


We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-8 (File No. 33-57121) filed December 29, 1994, the Registration Statement on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8 (File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on Form S-8 (File No. 33-38464) filed December 28, 1990, the Registration Statement on Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987 of our report dated January 26, 1995, on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which report is included in this Annual Report on Form 10-K.





                            COOPERS & LYBRAND L.L.P.




Cleveland, Ohio
March 27, 1995


SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
- --------------------------------------------------------------------
(millions)
                                                                       December 31, 1994
                                                    ----------------------------------------------------------
                                                                                               Amount At Which
                                                                                                  Shown In The
               Type of Investment                              Cost       Market Value           Balance Sheet
                                                    ----------------------------------------------------------
Fixed Maturities:
Held-to-maturity:
 State, municipalities and political
    subdivisions                                           $  337.6           $  343.8                $  337.6
                                                    ----------------------------------------------------------
Available-for-sale:
 United States Government and
    government agencies and
    authorities                                                30.1               28.8                    28.8
 States, municipalities and political
   subdivisions                                             1,210.2            1,199.0                 1,199.0
 Asset-backed securities                                      634.9              616.3                   616.3
 Foreign government obligations                                23.7               23.0                    23.0
 Corporate and other debt securities                          180.3              170.2                   170.2
 Redeemable preferred stock                                    50.5               49.7                    49.7
                                                    ----------------------------------------------------------
                                                            2,129.7            2,087.0                 2,087.0
                                                    ----------------------------------------------------------
    Total fixed maturities                                  2,467.3            2,430.8                 2,424.6
                                                    ----------------------------------------------------------

 Equity securities:
   Common Stocks                                              121.1              122.7                   122.7
   Preferred Stocks                                           359.9              353.6                   353.6
                                                    ----------------------------------------------------------
    Total equity securities                                   481.0              476.3                   476.3
                                                    ----------------------------------------------------------


Short-term investments                                        279.1              279.2                   279.1
                                                    ----------------------------------------------------------
    Total investments                                      $3,227.4           $3,186.3                $3,180.0
                                                    ==========================================================

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1994.

SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
- -------------------------------------------------------------------------------
(millions)

                                                                     Years Ended December 31,
                                                               1994             1993              1992
                                                           -------------------------------------------
Revenues
 Dividends from subsidiaries*                               $ 53.0            $131.3           $ 158.5
 Intercompany investment income*                              29.8               6.8               3.7
                                                           -------------------------------------------
                                                              82.8             138.1             162.2
                                                           -------------------------------------------

Expenses
 Interest expense                                             56.7              42.3              44.8
 Other operating costs and expenses                            3.8               3.2               2.4
 Non-recurring items (1)                                        --               4.0              10.0
 Loss on disposition of subsidiary*                            5.3                --                --
                                                           -------------------------------------------
                                                              65.8              49.5              57.2
                                                           -------------------------------------------

Operating income and income before Federal income
 taxes and other items below                                  17.0              88.6             105.0
Federal income tax benefit                                   (12.2)            (20.9)            (18.2)
                                                           -------------------------------------------
Income before equity in undistributed earnings of
 subsidiaries and cumulative effect of accounting
 change                                                       29.2             109.5             123.2
Equity in undistributed net income of consolidated
 subsidiaries*                                               245.1             157.8              16.4
                                                           -------------------------------------------
Income before cumulative effect of accounting change         274.3             267.3             139.6
Cumulative effect of adopting SFAS 109                          --                --              14.2
                                                           -------------------------------------------
Net income                                                  $274.3            $267.3           $ 153.8
                                                           ===========================================

*Eliminated in consolidation.

(1) For 1993, represents a $4.0 million charge on extinguishment of the 8 3/4% Debentures due 2017. For 1992, represents a $10.0 million payment to Mr. Alfred Lerner, then Chairman of the Company, and Mr. Lerner agreed to convert his $75.0 million Floating Rate Convertible Subordinated Debenture due 2008 into shares and to end his employment agreement with the Company. See "Financial Condition" section of MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 12 for further discussion.


See notes to condensed financial statements.


SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
- ---------------------------------------------------------------------------------------------
(millions)
                                                                                           December 31,
                                                                                     1994              1993
                                                                         -------------------------------------
ASSETS

 Investment in non-consolidated affiliates                                         $     .4        $       .4
 Investment in subsidiaries*                                                        1,187.4             972.0
 Receivable from subsidiary*                                                          599.4             484.6
 Intercompany receivable*                                                              26.7              --
 Federal income taxes                                                                  30.5              54.8
 Other assets                                                                            .9               2.1
                                                                         -------------------------------------
     TOTAL ASSETS                                                                  $1,845.3          $1,513.9
                                                                         =====================================
LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable and accrued expenses                                             $   19.0        $      6.1
 Intercompany payable*                                                                 --                34.4
 Funded debt                                                                          674.4             475.5
                                                                         -------------------------------------
   Total liabilities                                                                  693.4             516.0
                                                                         -------------------------------------
 Shareholders' equity:
   Preferred Shares, no par value (authorized 20.0
    serial Preferred Shares and 5.0 Voting
    Preference Shares)
    9 3/8% Serial Preferred Shares, Series A
     (cumulative, liquidation preference of $25
     per share, issued and outstanding 3.5 and 3.6
     shares)                                                                           85.8              87.9
   Common Shares, $1.00 par value, authorized 200.0
    shares, issued 82.4 and 82.2, including treasury
    shares of 11.2 and 10.1                                                            71.2              72.1
   Paid-in capital                                                                    357.1             357.6
   Net unrealized appreciation (depreciation) of investment
    in equity securities of consolidated subsidiaries                                 (30.7)             33.5
   Retained earnings                                                                  668.5             446.8
                                                                         -------------------------------------
    Total shareholders' equity                                                      1,151.9             997.9
                                                                         -------------------------------------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                                          $1,845.3          $1,513.9
                                                                         =====================================

*Eliminated in consolidation.

See notes to condensed financial statements.


SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
- ------------------------------------------------------------------------------------------------
(millions)

                                                                                          Years Ended December 31,
                                                                                   1994            1993            1992
                                                                      -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Income before cumulative effect of accounting change                           $274.3           $267.3          $139.6
Adjustments to reconcile income to net cash
 used in operating activities:
   Equity in income of consolidated subsidiaries                               (298.1)          (289.1)         (174.9)
   Amortization                                                                   1.5               .1              .1
   Changes in:
    Intercompany receivable or payable                                          (61.1)            (7.2)           21.9
    Accounts payable and accrued expenses                                        12.9             (5.3)          (12.3)
    Federal income taxes                                                         24.3              2.8            22.4
    Other, net                                                                    1.0              3.8             1.3
                                                                      -------------------------------------------------
     Net cash used in operating activities                                      (45.2)           (27.6)           (1.9)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additional investments in equity securities of
 consolidated subsidiaries                                                      (56.9)            (4.7)          (34.2)
Return of capital from consolidated subsidiary                                   20.1             32.9              --
Dividends received from consolidated subsidiaries                                53.0            131.3           158.5
                                                                      -------------------------------------------------
     Net cash provided by investing activities                                   16.2            159.5           124.3

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                           5.1              1.8             4.2
Proceeds from issuance of stock                                                    --            177.0              --
Proceeds from funded debt                                                       198.4            148.2           170.0
Payments on funded debt                                                            --           (240.0)         (170.0)
Receivable from subsidiary                                                     (114.8)          (183.6)             --
Dividends paid to shareholders                                                  (23.4)           (23.1)          (20.8)
Acquisition of treasury shares                                                  (36.3)           (12.2)         (105.9)
                                                                      -------------------------------------------------

     Net cash provided by (used in) financing activities                         29.0           (131.9)         (122.5)
                                                                      -------------------------------------------------

Decrease in cash                                                                   --               --             (.1)
Cash, beginning of year                                                            --               --              .1
                                                                      -------------------------------------------------
Cash, end of year                                                              $   --           $   --          $   --
                                                                      =================================================

See notes to condensed financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS
- --------------------------------------------------------------------

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1994 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid Federal income taxes of $89.8 million, $91.0 million and $4.0 million in 1994, 1993 and 1992, respectively. Total interest paid was $49.8 million for 1994, $40.9 million for 1993 and $44.3 million for 1992. During 1992, the $75.0 million Floating Rate Convertible Subordinated Debenture due 2008 was converted into 9.0 million Common Shares.

The Registrant effected a 3-for-1 stock split in the form of a dividend to shareholders on December 8, 1992. The Registrant issued its Common Shares by transferring $38.5 million from retained earnings to the common stock account. All per share and share amounts and stock prices were adjusted to give effect to the split. Treasury shares were not split.

DEBT -- Funded debt at December 31 consisted of:
(millions)                             1994                       1993
                               --------------------------------------------
6.60% Notes                          $198.5                        ---
7% Notes                              148.2                     $148.2
8 3/4% Notes                           29.0                       28.8
10% Notes                             149.4                      149.3
10 1/8% Subordinated Notes            149.3                      149.2
                               --------------------------------------------
                                     $674.4                     $475.5
                               ============================================


Funded debt is the amount the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant had the right to borrow up to $50.0 million. In February 1994, the Registrant reduced this revolving credit arrangement to $20.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. At December 31, 1994 and 1993, the Registrant had no borrowings under this arrangement.

In February 1994, the Registrant terminated a four-year credit facility with Morgan Guaranty Trust Company of New York, originally entered into in May 1990, under which the Registrant had the right to borrow up to $75.0 million.

In February 1994, the Registrant terminated a five-year credit facility agreement with a group of banks, originally entered into in October 1989, under which the Registrant secured the right to borrow up to $235.0 million and request an additional $235.0 million.

NOTES TO CONDENSED FINANCIAL STATEMENTS
- -----------------------------------------------------------------

In January 1994, the Registrant sold $200.0 million of its 6.60% Notes due 2004. The Notes are noncallable, and interest is payable semiannually. The fair value of the Notes was $174.2 million at December 31, 1994.

In October 1993, the Registrant sold $150.0 million of noncallable 7% Notes due 2013 with interest payable semiannually. The fair value of these Notes was $124.6 million and $145.3 million at December 31, 1994 and 1993, respectively.

In May 1989, the Registrant issued $30.0 million of 8 3/4% Notes due 1999 in exchange for $30.0 million of the 8 3/4% Debentures due 2017. These Notes are noncallable, and interest is payable semiannually. The fair value of these Notes was $30.3 million and $33.7 million at December 31, 1994 and 1993, respectively.

In December 1988, the Registrant sold $150.0 million of 10% Notes due 2000, and $150.0 million of 10 1/8% Subordinated Notes due 2000. All the Notes are noncallable. Interest is payable semiannually on both issues. The fair value of the 10% Notes and 10 1/8% Subordinated Notes were $159.8 million and $159.7 million, respectively, at December 31, 1994, and $180.6 million and $181.2 million, respectively, at December 31, 1993.

In February 1987, the Registrant sold $100.0 million, $70.0 million after the May 1989 debt exchange, of 8 3/4% Debentures due 2017 with interest payable semiannually. In December 1993, the Registrant redeemed the entire $70.0 million principal amount of these Debentures. The Registrant redeemed the Debentures at 105.425% of the principal amount, plus accrued interest, with the proceeds of the sale of certain securities in its investment portfolios. A $4.0 million charge on debt extinguishment was recorded as a "non-recurring item."

As of December 31, 1994, the Registrant was in compliance with its debt covenants.

Aggregate principal payments on funded debt outstanding at December 31, 1994 are $0 for 1994 through 1998, $30.0 million for 1999 and $650.0 million thereafter.

FEDERAL INCOME TAXES -- The Registrant files a consolidated Federal income tax return with all subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts recoverable from the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable from/Payable to Subsidiaries in the accompanying Condensed Balance Sheets.

Effective January 1, 1992, the Registrant adopted Statement of Financial Accounting Standards (SFAS 109) "Accounting for Income Taxes", which changes the method of accounting for income taxes. Under SFAS 109, the Registrant is able to demonstrate that the benefit of deferred tax assets is fully realizable. The cumulative effect of adopting SFAS 109 was to restore the deferred tax assets and increase net income $14.2 million, or $.20 per share, in 1992.

NOTES TO CONDENSED FINANCIAL STATEMENTS
- ------------------------------------------------------------------

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on equity securities of the subsidiaries. These amounts were:

(millions)                                                       1994               1993                  1992
                                                         -----------------------------------------------------
Unrealized gains (losses):
 Available-for-sale: fixed maturities                         $(73.4)             $  1.6                $29.1
                     equity securities                         (25.4)              (67.6)                56.9
 Deferred income taxes                                          34.6                22.0                (29.2)
                                                         -----------------------------------------------------
                                                              $(64.2)             $(44.0)              $ 56.8
                                                         =====================================================


OTHER MATTERS -- The information relating to incentive compensation plans and related party transactions is incorporated by reference from Note 9, EMPLOYEE BENEFIT PLANS, "Incentive Compensation Plans" and Note 11, RELATED PARTY TRANSACTIONS, on pages 45 through 47 of the Registrant's 1994 Annual Report.

                                        SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
- --------------------------------------------
(millions)
                                             Future
                                             policy                       Other
                                             benefits,                    policy                             Benefits,
                                 Deferred    losses,                      claims                             claims,
                                 policy      claims and                   and                                losses and
                                 acquisition loss            Unearned     benefits   Premium     Investment  settlement
Segment                          costs       expenses(1),(3) premiums(1)  payable    revenue     Income(2)   expenses(3)
                                 ------------------------------------------------------------------------------------------
Years ended December 31, 1994:

   Insurance Lines               $161.6      $1,434.4         $1,036.7    $   --     $2,191.1      $182.3       $1,397.3
                                 ==========================================================================================
Year ended December 31, 1993:

   Insurance Lines               $124.6      $1,348.6         $ 772.0      $  --     $1,668.7      $242.4       $1,028.0
                                 ==========================================================================================
Year ended December 31, 1992:

   Insurance Lines               $101.3      $1,274.2         $ 614.8      $  --     $1,426.1      $153.5         $930.9
                                 ==========================================================================================




                                 Amortization
                                 of deferred
                                 policy           Other         Net
                                 acquisition      operating     premiums
Segment                          costs            expenses      written
                                -------------------------------------------
Years ended December 31, 1994:

   Insurance Lines               $391.5            $150.8         $2,457.2
                                 ==========================================
Year ended December 31, 1993:

   Insurance Lines               $311.6            $151.3         $1,819.2
                                 ==========================================
Year ended December 31, 1992:

   Insurance Lines               $304.1            $141.5         $1,451.2
                                 ==========================================

(1)Pursuant to SFAS 113, amounts for 1992 were restated.
(2)Excluding investment expenses of $8.7 million in 1994, $10.2 million in 1993 and $17.0 million in 1992.
(3)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS beginning on page 12 for further discussion.



SCHEDULE VI -- REINSURANCE


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------
(millions)
                                                                  Assumed                          Percentage
Year Ended                                      Ceded to             From                           of Amount
- ----------                   Gross Amount          Other            Other                             Assumed
December 31, 1994                              Companies        Companies       Net Amount             to Net
- -----------------            --------------------------------------------------------------------------------
Life Insurance in force          $     .7         $   .2             $ --           $   .5                --
                             ================================================================================
Premiums earned:
 Accident and health             $     --         $   --             $ --         $     --                --%
 Property and liability           2,378.4          192.2              4.9          2,191.1                .2
 Life                                  --             --               --               --                --
                             -------------------------------------------------------------
Total premiums earned            $2,378.4         $192.2            $ 4.9         $2,191.1
                             =============================================================
December 31, 1993
- -----------------
Life Insurance in force         $     1.4        $    .3           $   --         $    1.1                --
                             ================================================================================
Premiums earned:
 Accident and health             $     --          $  --            $  --         $     --                --%
 Property and liability           1,808.8          149.8              9.7          1,668.7                .6
 Life                                  --             --               --               --                --
                             -------------------------------------------------------------
Total premiums earned            $1,808.8         $149.8           $  9.7         $1,668.7
                             =============================================================
December 31, 1992
- -----------------
Life Insurance in force        $      3.3        $   1.3            $  --         $    2.0                --
                             ================================================================================
Premiums earned:
 Accident and health           $       .1        $    .1            $  --          $    --                --%
 Property and liability           1,619.3          195.1              1.9          1,426.1                .1
 Life                                  --             --               --               --                --
                             -------------------------------------------------------------
Total premiums earned            $1,619.4         $195.2           $  1.9        $ 1,426.1
                             =============================================================

SCHEDULE X -   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY
INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
- --------------------------------------------
(millions)

                                                                                            Paid Losses and
                                      Losses and Loss Adjustment Expenses                    Loss Adjustment
                                             Incurred Related to                                 Expenses
                                   ----------------------------------------                 ----------------
                                        Current                Prior
Year Ended                               Year                  Years
- ----------                         ------------------  --------------------
December 31, 1994(1)                         $1,539.8               $(142.5)                          $1,311.0
                                   ==================  ====================                 ==================
December 31, 1993                            $1,126.7                $(98.5)                            $972.2
                                   ==================  ====================                 ==================
December 31, 1992                              $981.7                $(51.5)                            $835.3
                                   ==================  ====================                 ==================

Pursuant to Rule 12-18 of Regulation S-X. See Schedule V, page 34, for the additional information required in Schedule X.

(1)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 12 for further discussion.


                                 EXHIBIT INDEX
                                 -------------
Exhibit No.
Under Reg.     Form 10-K                                                               If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.   Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
- -----------------------------------------------------------------------------------------------------------------------------------
(3)(i)        3(A)          Amended Articles of Incorporation of The Progressive        Quarterly Report on Form 10-Q
                            Corporation  ("Progressive"), as amended                    (Filed with SEC on April 23, 1993; see
                                                                                        Exhibit 3 therein)

(3)(ii)       3(B)          Code of Regulations of Progressive                          Quarterly Report on Form 10-Q
                                                                                        (Filed with SEC on May 6, 1991; see
                                                                                        Exhibit 3(B) therein)

(4)           4(A)          $4,000,000 Hillsborough County Industrial Development       Contained in Exhibit Binder
                            Authority Industrial Development Revenue Bonds, Series
                            1982 (dated December 16, 1982); Loan and Debt Obligation
                            Agreement; Indenture of Trust; Mortgage and Security
                            Agreement; Unconditional Guaranty

(4)           4(B)          Indenture dated as of November 15, 1988 between             Annual Report on Form 10-K (filed with SEC
                            Progressive and Rhode Island Hospital Trust National Bank,  on March 29, 1994; see Exhibit 4(B) therein)
                            as Trustee ("Subordinated Indenture") (including Table of
                            Contents and cross-reference sheet)

(4)           4(C)          Form of 10 1/8% Subordinated Notes due 2000 issued in the   Annual Report on Form 10-K (filed with SEC
                            aggregate principal amount of $150,000,000 under the        on March 29, 1994; see Exhibit 4(C) therein)
                            Subordinated Indenture

(4)           4(D)          Indenture dated as of November 15, 1988 between             Annual Report on Form 10-K (filed with SEC
                            Progressive and The First National Bank of Boston, as       on March 29, 1994; see Exhibit 4(D) therein)
                            Trustee ("1988 Senior Indenture") (including Table of
                            Contents and cross-reference sheet)

(4)           4(E)          Form of 10% Notes due 2000 issued in the aggregate          Annual Report on Form 10-K (filed with SEC
                            principal amount of $150,000,000 under the 1988 Senior      on March 29, 1994; see Exhibit 4(E) therein)
                            Indenture


                                 EXHIBIT INDEX
                                 -------------
Exhibit No.
Under Reg.     Form 10-K                                                               If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.   Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
- -----------------------------------------------------------------------------------------------------------------------------------
(4)            4(F)          Form of 8 3/4% Notes due 1999 issued in the aggregate     Contained in Exhibit Binder
                             principal amount of $30,000,000 under the 1988 Senior
                             Indenture

(4)           4(G)           $20,000,000 Unsecured Line of Credit with National City   Annual Report on Form 10-K (filed with SEC
                             Bank (dated May 23, 1990; renewed May 20, 1992, and       on March 29, 1994; See Exhibit 4(I) therein)
                             amended February 1, 1994)

(4)           4(H)           Indenture dated as of September 15, 1993 between          Quarterly Report on Form 10-Q (Filed with SEC
                             Progressive and The First National Bank of Boston, as     on November 5, 1993; see Exhibit 4(A)
                             trustee ("1993 Senior Indenture") (including Table of     therein)
                             Contents and cross-reference sheet)

(4)           4(I)           Form of 7% Notes due 2013 issued in the aggregate          Quarterly Report on Form 10-Q (filed with
                             principal amount of $150,000,000 under the 1993 Senior     SEC on November 5, 1993; see Exhibit 4(B)
                             Indenture                                                  therein)

(4)           4(J)           Form of 6.60% Notes due 2004 issued in the aggregate       Annual Report on Form 10-K (filed with SEC
                             principal amount of $200,000,000 under the 1993 Senior     on March 29, 1994; see Exhibit 4(L) therein)
                             Indenture

(10)(ii)      10(A)          Construction Contract dated March 2, 1993 between          Annual Report on Form 10-K (Filed with SEC
                             Progressive Casualty Insurance Company and The Whiting-    on March 30, 1993; see Exhibit 10(A)
                             Turner Contracting Company                                 therein)

(10)(iii)     10(B)          The Progressive Corporation 1995 Gainsharing Plan          Contained in Exhibit Binder

(10)(iii)     10(C)          The Progressive Corporation 1994 Gainsharing Plan          Annual Report on Form 10-K (Filed with SEC
                                                                                        on March 29, 1994; See Exhibit 10(B)
                                                                                        therein)

(10)(iii)     10(D)          The Progressive Corporation 1995 Executive Bonus Plan      Contained in Exhibit Binder

                                 EXHIBIT INDEX
                                 -------------
Exhibit No.
Under Reg.     Form 10-K                                                               If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.   Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
- ----------------------------------------------------------------------------------------------------------------------------------
(10)(iii)      10(E)         The Progressive 1994 Executive Bonus Plan                 Annual Report on Form 10-K (Filed with SEC
                                                                                       on March 29, 1994; See Exhibit 10(C)
                                                                                       therein)

(10)(iii)      10(F)         The Progressive Corporation Directors Deferral            Quarterly Report on Form 10-Q (Filed with
                             Plan (Amendment and Restatement)                          SEC on November 13, 1991; see Exhibit 10(B)
                                                                                       therein)

(10)(iii)      10(G)         The Progressive Corporation 1989 Incentive Plan (amended  Annual Report on Form 10-K (Filed with SEC on and restated as of April 24, 1992, as further amended on  March 30, 1993; see Exhibit 10(G) therein)
                             July 1, 1992 and February 5, 1993)

(10)(iii)      10(H)         Share Option Agreement dated March 17, 1989, between      Contained in Exhibit Binder
                             Progressive and David M. Schneider

(10)(iii)      10(I)         The Progressive Corporation 1990 Directors'               Quarterly Report on Form 10-Q
                             Stock Option Plan (Amended and Restated                   (Filed with SEC on November 12, 1992; see
                             as of April 24, 1992 as further amended on                Exhibit 10(A) therein)
                             July 1, 1992)

(10)(iii)      10(J)         Share Option Agreement dated May 22, 1990 between         Annual Report on Form 10-K (Filed with SEC on
                             Progressive and Michael C. Murr                           March 30, 1993; see Exhibit 10(J) therein)

(10)(iii)      10(K)         Agreement dated February 21, 1991 with Allan W.           Annual Report on Form 10-K (Filed with SEC on
                             Ditchfield (expired January 1, 1995)                      March 30, 1992; see Exhibit 10(L) therein)

(10)(iii)      10(L)         The Progressive Corporation 1995 Incentive Plan           Contained in Exhibit Binder

(10)(iii)      10(M)         The Progressive Corporation Executive Deferred            Contained in Exhibit Binder
                             Compensation Plan

(11)           11            Computation of Earnings Per Share                         Contained in Exhibit Binder

(13)           13            The Progressive Corporation 1994 Annual Report            Contained in Exhibit Binder

                                 EXHIBIT INDEX
                                 -------------
Exhibit No.
Under Reg.     Form 10-K                                                               If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.   Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
- -----------------------------------------------------------------------------------------------------------------------------------
(21)           21            Subsidiaries of The Progressive Corporation               Contained in Exhibit Binder

(23)           23            Consent of Independent Accountants                        Incorporated herein by reference to page 26
                                                                                       of this Annual Report on Form 10-K

(24)           24            Powers of Attorney                                        Contained in Exhibit Binder

(27)           27            Financial Data Schedule                                   This exhibit is contained in the EDGAR
                                                                                       filing of the Annual Report on Form 10-K for
                                                                                       the year ended December 31, 1994 only.

(28)           28            Schedule P as Filed with State Regulatory                 Contained in Exhibit Binder
                             Authorities

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.
