Form 10-Q
period 1995-06-30
PROGRESSIVE CORP/OH/
filed 1995-08-11
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                                ---------------------------------------------

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

Common Shares $1 par value: 71,907,929 outstanding at July 31, 1995

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                               Three Months                              Six Months
                                                    -----------------------------------      ----------------------------------
 Periods Ended June 30,                                  1995          1994    % Change         1995        1994      % Change

 (millions - except per share amounts)

 NET PREMIUMS WRITTEN                                   $754.4        $622.6       21         $1,441.3     $1,180.8      22
                                                    ========================                  =====================
 REVENUES
 Premiums earned                                        $677.4        $536.6       26         $1,301.7     $1,015.3      28
 Investment income                                        50.0          38.0       32             94.8         74.8      27
 Net realized gains on security sales                     22.1           8.9      148             37.5          6.3     495
 Service revenues                                         10.0          10.5       (5)            19.3         20.0      (4)
                                                    ------------------------                  ---------------------
  Total revenues                                         759.5         594.0       28          1,453.3      1,116.4      30
                                                    ------------------------                  ---------------------
EXPENSES
 Losses and loss adjustment expenses                     494.6         354.4       40            931.5        663.4      40
 Policy acquisition costs                                114.0          97.6       17            220.6        184.7      19
 Other underwriting expenses                              40.9          34.7       18             84.9         73.6      15
 Investment expenses                                       2.5           2.3        9              4.6          4.4       5
 Service expenses                                          8.8           9.5       (7)            17.2         17.6      (2)
 Interest expense                                         14.2          13.8        3             28.5         27.3       4
                                                    ------------------------                  ---------------------
  Total expenses                                         675.0         512.3       32          1,287.3        971.0      33
                                                    ------------------------                  ---------------------
 NET INCOME
 Income before Federal income taxes                       84.5          81.7        3            166.0        145.4      14
 Provision for Federal income taxes                       23.7          21.2       12             44.5         36.8      21
                                                    ------------------------                  ---------------------
 Net income                                            $  60.8       $  60.5       --          $ 121.5      $ 108.6      12
                                                    ========================                  =====================

 PER SHARE
  Primary                                              $   .79       $   .79       --          $  1.59      $  1.40      14
  Fully diluted                                            .79           .79       --             1.59         1.40      14

 WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES

  Primary                                                 74.0          73.8       --             74.0         74.2      --
  Fully diluted                                           74.0          73.9       --             74.0         74.2      --





See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                         June 30,               December 31,
                                                                                --------------------      ----------------------
                                                                                  1995       1994                      1994

 --------------------------------------------------------------------------------------------------------------------------------
(millions)

 ASSETS
 Investments:
  Held-to-maturity:
    Fixed maturities, at amortized cost
     (market: $318.8, $355.9 and $343.8)                                          $309.7    $  345.9                  $  337.6
  Available-for-sale:
    Fixed maturities, at market (amortized cost:
     $2,347.9, $1,955.5 and $2,129.7)                                            2,349.8     1,944.3                   2,087.0
    Equity securities, at market (cost: $528.3, $504.7 and $481.0)                 544.9       510.5                     476.3
  Short-term investments, at amortized cost (market $280.7,
    $310.5 and $279.2)                                                             280.7       310.3                     279.1
                                                                                --------------------      ----------------------
     Total investments                                                           3,485.1     3,111.0                   3,180.0
 Cash                                                                               13.2        11.7                      13.4
 Accrued investment income                                                          39.1        39.0                      43.4
 Premiums receivable, net of allowance for doubtful accounts of
  $16.4, $14.6 and $15.6                                                           622.8       476.7                     542.4
 Reinsurance recoverables                                                          374.3       393.7                     379.7
 Prepaid reinsurance premiums                                                       81.6        95.7                      83.2
 Deferred acquisition costs                                                        183.7       152.6                     161.6
 Federal income taxes                                                               88.8        94.4                     103.2
 Property and equipment, net of accumulated depreciation of
  $119.3, $110.4 and $116.7                                                        152.7       125.6                     143.3
 Other assets                                                                       37.9        28.1                      24.9
                                                                                --------------------      ----------------------
       Total assets                                                             $5,079.2    $4,528.5                  $4,675.1
                                                                                ====================      ======================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Unearned premiums                                                              $1,174.7   $   948.6                  $1,036.7
 Loss and loss adjustment expense reserves                                       1,546.2     1,433.5                   1,434.4
 Policy cancellation reserve                                                        40.5        57.4                      47.3
 Accounts payable and accrued expenses                                             324.0       382.6                     329.2
 Funded debt                                                                       675.7       675.5                     675.6
                                                                                --------------------      ----------------------
     Total liabilities                                                           3,761.1     3,497.6                   3,523.2
                                                                                --------------------      ----------------------
 Shareholders' equity:
  9 3/8% Serial Preferred Shares, Series A (issued and outstanding:
    3.5, 3.6 and 3.5)                                                               85.8        87.0                      85.8
  Common Shares, $1.00 par value
    (treasury shares of 11.2, 11.0 and 11.2)                                        71.9        71.3                      71.2
  Paid-in capital                                                                  370.4       355.3                     357.1
  Net unrealized appreciation (depreciation) on investment securities               12.0        (3.5)                    (30.7)
  Retained earnings                                                                778.0       520.8                     668.5
                                                                                --------------------      ----------------------
    Total shareholders' equity                                                   1,318.1     1,030.9                   1,151.9
                                                                                --------------------      ----------------------
     Total liabilities and shareholders' equity                                 $5,079.2    $4,528.5                  $4,675.1
                                                                                ====================      ======================




See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 Six Months Ended June 30,                                                            1995                    1994
 --------------------------------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $121.5                  $108.6
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   10.0                     8.3
      Net realized gains on security sales                                           (37.5)                   (6.3)
     Changes in:
      Unearned premiums                                                              138.0                   176.6
      Loss and loss adjustment expense reserves                                      111.8                    84.9
      Accounts payable and accrued expenses                                             .6                    30.6
      Policy cancellation reserve                                                     (6.8)                   (2.7)
      Prepaid reinsurance                                                              1.6                   (11.1)
      Reinsurance recoverables                                                         5.4                   (12.8)
      Premiums receivable                                                            (80.4)                  (96.1)
      Deferred acquisition costs                                                     (22.1)                  (28.0)
      Federal income taxes                                                            (8.8)                    3.9
      Other, net                                                                      12.6                     6.5
                                                                             ----------------------------------------
        Net cash provided by operating activities                                    245.9                   262.4
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases:
    Held-to-maturity:  fixed maturities                                                (.2)                  (55.8)
    Available-for-sale:  fixed maturities                                         (1,530.4)                 (747.1)
                         equity securities                                          (526.3)                 (145.5)
   Sales:
    Available-for-sale:  fixed maturities                                          1,080.7                   378.4
                         equity securities                                           488.3                    78.3
   Maturities, paydowns, calls and other:
    Held-to-maturity:  fixed maturities                                               26.7                    18.1
    Available-for-sale:  fixed maturities                                            254.1                   166.1
   Net purchases of short-term investments                                            (1.6)                  (79.5)
   Receivable on securities                                                          (18.1)                   (3.6)
   Purchases of property and equipment                                               (21.0)                  (27.5)
                                                                             ----------------------------------------
        Net cash used in investing activities                                       (247.8)                 (418.1)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                             7.2                     1.5
   Tax benefits from exercise of stock options                                         6.8                      --
   Proceeds from funded debt                                                            --                   198.4
   Payments on funded debt                                                             (.2)                    (.3)
   Dividends paid to shareholders                                                    (12.1)                  (11.4)
   Acquisition of treasury shares                                                       --                   (29.5)
                                                                             ----------------------------------------
        Net cash provided by financing activities                                      1.7                   158.7
                                                                             ----------------------------------------
   Increase (decrease) in cash                                                         (.2)                    3.0
   Cash, January 1                                                                    13.4                     8.7
                                                                             ----------------------------------------
   Cash, June 30                                                                     $13.2                   $11.7
                                                                             ========================================




See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 Supplemental Cash Flow Information. The Company paid Federal income taxes of $40.5 million and $29.0 million for the six months ended June 30, 1995 and 1994, respectively. Total interest paid was $28.3 million for each of the six months ended June 30, 1995 and 1994.

NOTE 2 On June 30, 1995, the Company paid a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A, to shareholders of record as of the close of business on June 9, 1995. Both dividends were declared by the Board of Directors on April 28, 1995.

On July 28, 1995, the Board of Directors declared a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A. Both are payable September 30, 1995, to shareholders of record as of the close of business on September 8, 1995.

NOTE 3 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS

For the second quarter 1995, operating income, which excludes net realized gains on security sales, was $46.4 million, or $.60 per share, compared to $54.7 million, or $.71 per share, last year. The combined ratio was 95.9, compared to 90.7 for the second quarter 1994. For the six months ended June 30, 1995, operating income was $97.1 million, or $1.26 per share, compared to $104.5 million, or $1.35 per share, in 1994. The year-to-date combined ratio was 95.0, compared to 90.8 last year.

Net premiums written increased 21% over the second quarter 1994 and 22% year-to-date, primarily reflecting unit growth in the core automobile insurance business. This growth resulted from the Company's rates becoming more competitive due to cost control efforts. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 26% for the quarter and 28% for the first six months. Service revenue decreased 5% to $10.0 million for the quarter and 4% to $19.3 million for the first six months.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, and costs to settle these claims, increased as a percentage of premiums earned to 73% for the quarter, compared to 66% in 1994. Results include $7.9 million of losses from storms that hit Texas on April 28-30 and May 5-6 and Louisiana on May 7-10. During the quarter, the Company raised rates, but at a pace slower than its rising loss costs. Year-to-date claim costs were 72%, compared to 65% last year.

Policy acquisition costs and other underwriting expenses were 23% of premiums earned for the second quarter, compared to 25% in 1994, and 23% for the first six months, compared to 25% last year, reflecting a continued commitment to reduce expenses. During the second quarter 1995, the Company ceased its policy of capitalizing direct-response advertising costs and, as a result, charged $3.1 million of previously deferred expenses to earnings. Service expenses decreased 7% for the quarter and 2% for the first six months.

Recurring investment income (interest and dividends) increased 32% for the quarter and 27% for the first six months, reflecting an increase in the average investment portfolio and a mix shift to taxable securities. The Company had net realized gains on security sales of $22.1 million and $37.5 million for the quarter and first six months, respectively, compared to $8.9 million and $6.3 million in 1994. On June 30, 1995, the Company's portfolio had $27.6 million in total unrealized gains, compared to $41.1 million in total unrealized losses at December 31, 1994, primarily reflecting the general decline in interest rate levels.

The Company continues to invest in fixed maturity, short-term and equity securities. The majority of the portfolio ($2,764.2 million, or 79.4%, at June 30, 1995 and $2,311.0 million, or 74.3%, at June 30, 1994) was in short-term and intermediate-term, investment-grade fixed-income securities. Long-term investment-grade fixed-income securities represented $101.4 million, or 2.9%, and $138.6, or 4.4%, of the total investment portfolio at June 30, 1995 and 1994, respectively.

As of June 30, 1995 and 1994, the equity portfolio of the Company was $544.9 million, or 15.6%, and $510.5 million, or 16.4%, respectively, of the total investment portfolio. The equity portfolio consists of preferred stocks ($314.8 million in 1995 and $404.4 million in 1994) and common stocks ($230.1 million in 1995 and $106.1 million in 1994). As of June 30, 1995 and 1994, the non-investment-grade fixed-income portfolio of the Company was $74.6 million, or 2.1%, and $150.9 million, or 4.9%, respectively, of the total investment portfolio.

The Company's financial instruments with off-balance-sheet risk had a net market value of $(.2) million and $3.8 million as of June 30, 1995 and 1994, respectively.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.9% and 6.5% for the six months ended June 30, 1995 and 1994, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims.
For the six months ended June 30, 1995, operations generated a positive cash flow of $245.9 million.

RECENT DEVELOPMENTS

In October 1990, the Company purchased Anvil Insurance Company, since renamed Pro-West Insurance Company. When Pro-West was acquired, the seller agreed, as part of the purchase agreement, to assume full responsibility for any forthcoming obligations under California Proposition 103 since it was not possible at the time of acquisition to determine Pro-West's Proposition 103 obligations, if any.

In June 1995, the seller received notification from the California Department of Insurance that Pro-West's current rollback obligation is $4.0 million, including interest. This amount represents 20% of Pro-West's direct premiums written for all policies in Proposition 103 lines with inception or renewal dates between November 8, 1988 and November 7, 1989. Based on available legislative relief and other defenses, the Company estimates that the rollback obligation may be considerably less. The Company believes, based on the provisions of the purchase agreement and the legal remedies available to it, that it will obtain indemnification from the seller. As a result, this rollback obligation does not impact the Company's results of operations. However, no assurances can be made that Pro-West will be able to obtain full indemnification from the seller. Pro-West would remain responsible for any uncollectible amounts.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.          Exhibits and Reports on Form 8-K.

                 (a)       Exhibits:

                           See exhibit index on page 10.

                 (b) Reports on Form 8-K during the quarter ended June 30, 1995: None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            THE PROGRESSIVE CORPORATION
                                            ---------------------------
                                            (Registrant)





Date: August 11, 1995                        BY: /s/ DAVID M. SCHNEIDER
      ---------------                           ------------------------
                                                 David M. Schneider
                                                 Secretary





Date: August 11, 1995                        BY: /s/ CHARLES B. CHOKEL
      ---------------                           -----------------------
                                                  Charles B. Chokel
                                                  Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


         Exhibit No.                Form 10-Q
         Under Reg.                  Exhibit
        S-K. Item 601                  No.                      Description of Exhibit
        -------------              -----------                  ----------------------
            (10)                       10                       Separation Agreement and General Release,
                                                                dated April 28, 1995, between the
                                                                Registrant and Michael Murr, formerly
                                                                Chief Investment Officer

            (11)                       11                       Computation of Earnings Per Share

            (27)                       27                       Financial Data Schedule