Form 10-Q
period 1995-09-30
PROGRESSIVE CORP/OH/
filed 1995-11-09
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995
                              -----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number                          1-9518
                      -------------------------------------------

                          THE PROGRESSIVE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Ohio                                      34-0963169
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                      Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio              44143
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (216) 461-5000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Common Shares, $1 par value: 72,063,790 outstanding at October 31, 1995

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.      Financial Statements.



The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                              Three Months                   Nine Months
                                              ------------                   -----------
 Periods Ended September 30,             1995     1994   % Change      1995      1994    % Change
--------------------------------------------------------------------------------------------------
 (millions - except per share amounts)
 NET PREMIUMS WRITTEN                  $733.8    $633.6      16        $2,175.1    $1,814.4   20
                                       ================                ====================
 REVENUES
 Premiums earned                        $709.3   $572.3       24       $2,011.0    $1,587.6   27
 Investment income                        51.4     40.4       27          146.2       115.2   27
 Net realized gains on security sales      5.3     11.4      (54)          42.8        17.7  142
 Service revenues                          9.7     10.0       (3)          29.0        30.0   (3)
                                       ----------------                --------------------
    Total revenues                       775.7    634.1       22        2,229.0     1,750.5   27
                                       ----------------                --------------------
 EXPENSES
 Losses and loss adjustment expenses     503.9    384.1       31        1,435.4     1,047.5   37
 Policy acquisition costs                119.2     99.8       19          339.8       284.5   19
 Other underwriting expenses              43.9     38.1       15          128.7       111.7   15
 Investment expenses                       1.7      2.0      (15)           6.3         6.4   (2)
 Service expenses                          5.2      6.5      (20)          22.4        24.1   (7)
 Interest expense                         14.3     13.8        4           42.8        41.1    4
                                       ----------------                --------------------
    Total expenses                       688.2    544.3       26        1,975.4     1,515.3   30
                                       ----------------                --------------------
 NET INCOME
 Income before income taxes               87.5     89.8       (3)         253.6       235.2    8
 Provision for income taxes               25.0     25.0       --           69.5        61.8   12
                                       ----------------                --------------------
 Net income                             $ 62.5   $ 64.8        4         $184.1      $173.4    6
                                       ================                ====================


 PER SHARE
        Primary                          $ .81    $ .85       (5)         $2.40       $2.25    7
        Fully diluted                      .81      .85       (5)          2.39        2.25    6

 WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES

        Primary                           74.3     73.9        1           74.1        74.1   --
        Fully diluted                     74.4     73.9        1           74.4        74.2   --




See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                            September 30,                  December 31,
                                                                      -----------------------------        --------------
                                                                          1995             1994                1994
-------------------------------------------------------------------------------------------------------------------------
 (millions)
 ASSETS
 Investments:
    Held-to-maturity:
       Fixed maturities, at amortized cost
           (market: $310.7, $349.0, and $343.8)                       $  301.1       $   339.4             $  337.6
    Available-for-sale:
       Fixed maturities, at market (amortized cost:
           $2,615.0, $2,025.4, and $2,129.7)                           2,624.2         2,017.1              2,087.0
       Equity securities, at market (cost: $563.1, $456.5, and
           $481.0)                                                       592.8           458.6                476.3
    Short-term investments, at amortized cost (market: $191.1,
           $382.6, and $279.2)                                           191.1           382.5                279.1
                                                                      -----------------------------        --------------
                Total investments                                      3,709.2         3,197.6              3,180.0
 Cash                                                                     18.0            11.9                 13.4
 Accrued investment income                                                47.8            39.6                 43.4
 Premiums receivable, net of allowance for doubtful accounts of
    $18.0, $14.6, and $15.6                                              635.7           509.5                542.4
 Reinsurance recoverables                                                361.4           387.1                379.7
 Prepaid reinsurance premiums                                             75.7            91.0                 83.2
 Deferred acquisition costs                                              183.7           160.4                161.6
 Income taxes                                                             64.7            99.2                103.2
 Property and equipment, net of accumulated depreciation of
    $124.0, $114.0, and $116.7                                           155.1           139.4                143.3
 Other assets                                                             24.4            26.2                 24.9
                                                                      -----------------------------        --------------
                Total assets                                          $5,275.7        $4,661.9             $4,675.1
                                                                      =============================        ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Unearned premiums                                                    $1,193.3        $1,005.2             $1,036.7
 Loss and loss adjustment expense reserves                             1,604.9         1,475.2              1,434.4
 Policy cancellation reserve                                              37.9            50.8                 47.3
 Accounts payable and accrued expenses                                   371.3           365.7                329.2
 Funded debt                                                             675.7           675.6                675.6
                                                                      -----------------------------        --------------
                Total liabilities                                      3,883.1         3,572.5              3,523.2
                                                                      -----------------------------        --------------
 Shareholders' equity:
    9 3/8% Serial Preferred Shares, Series A (shares issued and
        outstanding: 3.5, 3.6, and 3.5)                                   85.0            87.0                 85.8
    Common Shares, $1.00 par value
       (net of treasury shares of 11.0, 11.0, and 11.2)                   72.1            71.3                 71.2
    Paid-in capital                                                      374.4           355.5                357.1
    Net unrealized appreciation (depreciation) on investment
          securities                                                      25.3            (4.0)               (30.7)
    Retained earnings                                                    835.8           579.6                668.5
                                                                      -----------------------------        --------------
        Total shareholders' equity                                     1,392.6         1,089.4              1,151.9
                                                                      -----------------------------        --------------
                Total liabilities and shareholders' equity            $5,275.7        $4,661.9             $4,675.1
                                                                      =============================        ==============




See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 Nine Months Ended September 30,                                                                    1995          1994
------------------------------------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                               $   184.1      $   173.4
        Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation and amortization                                                         15.1           14.2
                Net realized gains on security sales                                                 (42.8)         (17.7)
           Changes in:
                   Unearned premiums                                                                 156.6          233.2
                   Loss and loss adjustment expense reserves                                         170.5          126.6
                   Accounts payable and accrued expenses                                              32.0           38.7
                   Policy cancellation reserve                                                        (9.4)          (9.3)
                   Prepaid reinsurance                                                                 7.5           (6.4)
                   Reinsurance recoverables                                                           18.3           (6.2)
                   Premiums receivable                                                               (93.3)        (128.9)
                   Deferred acquisition costs                                                        (22.1)         (35.8)
                   Income taxes                                                                        8.2            (.6)
                   Other, net                                                                         10.8           12.1
                                                                                                 ---------      ---------
                            Net cash provided by operating activities                                435.5          393.3
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases:
         Held-to-maturity:  fixed maturities                                                           (.2)         (71.5)
         Available for sale: fixed maturities                                                     (2,175.1)      (1,027.9)
                             equity securities                                                      (567.5)        (228.4)
     Sales:
         Available-for-sale: fixed maturities                                                      1,366.7          507.1
                             equity securities                                                       485.9          201.6
     Maturities, paydowns, calls and other:
         Held-to-maturity: fixed maturities                                                           34.7           39.5
         Available-for-sale: fixed maturities                                                        345.8          245.2
                             equity securities                                                        10.4           17.7
     Net (purchases) sales of short-term investments                                                  88.0         (151.7)
     (Receivable) payable on securities                                                               10.1          (28.6)
     Purchases of property and equipment                                                             (28.6)         (45.9)
                                                                                                 ---------      ---------
                           Net cash used in investing activities                                    (429.8)        (542.9)
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                                           9.9            1.7
     Tax benefit of stock options exercised                                                            8.3             --
     Proceeds from funded debt                                                                         --           198.4
     Payments on funded debt                                                                           (.3)           (.3)
     Dividends paid to shareholders                                                                  (18.1)         (17.5)
     Acquisition of treasury shares                                                                    (.9)         (29.5)
                                                                                                 ---------      ---------
                           Net cash provided by (used in) financing activities                        (1.1)         152.8
                                                                                                 ---------      ---------
 Increase in cash                                                                                      4.6            3.2
     Cash, January 1                                                                                  13.4            8.7
                                                                                                 ---------      ---------
     Cash, September 30                                                                          $    18.0      $    11.9
                                                                                                 =========      =========


The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 SUPPLEMENTAL CASH FLOW INFORMATION. The Company paid Federal income taxes of $45.5 million and $59.3 million for the nine months ended September 30, 1995 and 1994, respectively. Total interest paid was $34.9 million and $33.5 million for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 2 On September 30, 1995, the Company paid a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.5859 per share on the 9 3/8% Serial Preferred Shares, Series A, to shareholders of record as of the close of business on September 8, 1995. Both dividends were declared by the Board of Directors on July 28, 1995.

On October 27, 1995, the Board of Directors declared a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.5859 per share on the 9 3/8% Serial Preferred Shares, Series A. Both dividends are payable December 31, 1995, to shareholders of record as of the close of business on December 8, 1995.

NOTE 3 Certain amounts in the financial statements for 1994 were reclassified to conform with the presentation used for 1995. These reclassifications had no effect on net income.

NOTE 4 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS

For the third quarter 1995, operating income, which excludes net realized gains on security sales, was $59.0 million, or $.76 per share, compared to $57.4 million, or $.75 per share, last year. The combined ratio was 94.0, compared to 91.2 for the third quarter 1994. For the nine months ended September 30, 1995, operating income was $156.2 million, or $2.02 per share, compared to $161.9 million, or $2.10 per share, in 1994. The year-to-date combined ratio was 94.7, compared to 90.9, last year.

Net premiums written increased 16% over the third quarter 1994 and 20% year-to-date, primarily reflecting unit growth in the core automobile insurance business driven by the Company's rates remaining competitive. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 24% for the quarter and 27% for the first nine months. Service revenue decreased 3% to $9.7 million for the quarter and 3% to $29.0 million for the first nine months, primarily reflecting the decrease in the size of the CAIP market.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased as a percentage of premiums earned to 71% for the quarter, compared to 67% in 1994, and 71% for the first nine months, compared to 66% last year. During the year, the Company's loss costs have continued to rise at a faster pace than rates, reflecting the Company's intent to keep rates competitive. Policy acquisition costs and other underwriting expenses as a percentage of premiums earned decreased to 23% for the third quarter and first nine months, compared to 24% for the third quarter and 25% for the first nine months in 1994. Service expenses decreased 20% for the quarter and 7% for the first nine months, reflecting a decrease in loss adjustment expense reserves.

Recurring investment income (interest and dividends) increased 27% for both the quarter and the first nine months, reflecting an increase in the average size of the investment portfolio and a mix shift in the portfolio to taxable securities. The Company had net realized gains on security sales of $5.3 million and $42.8 million for the quarter and first nine months, respectively, compared to $11.4 million and $17.7 million in 1994. On September 30, 1995, the Company's portfolio had $48.5 million in total unrealized gains, compared to $41.1 million in total unrealized losses at December 31, 1994, primarily reflecting the general decline in interest rate levels.

The Company continues to invest in fixed maturity, short-term and equity securities. The majority of the portfolio ($3,055.6 million, or 82.4%, at September 30, 1995 and $2,504.2 million, or 78.3%, at September 30, 1994) was in short-term and intermediate-term, investment-grade fixed-maturity securities. Long-term investment-grade fixed-maturity securities represented $44.8million, or $1.2%, and $68.7 million, or 2.2%, of the total investment portfolio at September 30, 1995 and 1994, respectively.

As of September 30, 1995 and 1994, equity investments of the Company were $592.8 million, or 16.0%, and $458.6 million, or 14.3%, respectively, of the total investment portfolio. Equity investments are comprised of preferred stocks ($339.1 million in 1995 and $379.1 million in 1994) and common stocks ($253.7 million in 1995 and $79.5 million in 1994). As of September 30, 1995 and 1994, the non-investment-grade fixed-maturity securities of the Company were $16.0 million, or .4%, and $166.1 million, or 5.2%, respectively, of the total investment portfolio.

The Company's financial instruments with off-balance-sheet risk had a net market value of $(4.7) million and $4.6 million as of September 30, 1995 and 1994, respectively.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.9% and 6.6% for the nine months ended September 30, 1995 and 1994, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims.
For the nine months ended September 30, 1995, operations generated a positive cash flow of $435.5 million. During the third quarter 1995, 33,000 9 3/8% Serial Preferred Shares, Series A, were repurchased at an average cost of $25.83 per share.

During 1995, the Company paid $3.8 million to complete its contractual commitments related to the construction of its corporate office complex in Mayfield Village, Ohio. The total cost of the project was $75.5 million and was funded through operating cash flows.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.       Other Information.

The First Amendment to The Progressive Corporation Executive Deferred Compensation Trust ("Trust Amendment") is filed as Exhibit 99A to this Form 10-Q in order to supplement and amend Registration Statement No. 33-57121, which was filed by the Company with the Securities and Exchange Commission (the "Commission") on December 29, 1994 pursuant to the Securities Act of 1933, as amended (the "1933 Act"). Registration Statement No. 33-57121 incorporates by reference this Form 10-Q and, upon the filing of this Form 10-Q with the Commission, the Trust Amendment shall be incorporated into said Registration Statement as Exhibit 4(b)(2) thereto.

The Progressive Retirement Security Program (1994 Amendment and Restatement), as amended (formerly known as The Progressive Corporation Long-Term Savings
Plan) ("Retirement Plan") is filed as Exhibit 99B to this Form 10-Q in order to supplement and amend Registration Statements No. 33-16509 and 33-51034, as heretofore amended, which were filed by the Company with the Commission on August 14, 1987 and August 20, 1992, respectively, pursuant to the 1933 Act. Registration Statements No. 33-16509 and 33-51034 incorporate by reference this Form 10-Q and, upon the filing of this Form 10-Q with the Commission, the Retirement Plan shall be incorporated into each of Registration Statements No. 33-16509 and 33-51034 as Exhibit 4(a) thereto.

The First Amendment to Trust Agreement between The Progressive Corporation and NBD Bank, N.A., as Trustee for The Progressive Retirement Security Program, ("Retirement Trust Amendment") is filed as Exhibit 99C to this Form 10-Q in order to supplement and amend Registration Statements No. 33-16509 and 33-51034, as heretofore amended, which were filed by the Company with the Commission on August 14, 1987 and August 20, 1992, respectively, pursuant to the 1933 Act. Registration Statements No. 33-16509 and 33-51034 incorporate by reference this Form 10-Q and, upon the filing of this Form 10-Q with the Commission, the Retirement Trust Amendment shall be incorporated into each of Registration Statements No. 33-16509 and 33-51034 as Exhibit 4(d) thereto.

ITEM 6.       Exhibits and Reports on Form 8-K.

              (a)      Exhibits:

                       See exhibit index on page 10.

              (b)      Reports on Form 8-K filed during the quarter ended
                       September 30, 1995:         None

                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE PROGRESSIVE CORPORATION
                                        ---------------------------
                                        (Registrant)



Date:  November 9, 1995                 BY:  /s/ DAVID M. SCHNEIDER
     -------------------------             -----------------------------
                                             David M. Schneider
                                             Secretary





Date:  November 9, 1995                 BY:  /s/ CHARLES B. CHOKEL
     -------------------------             -----------------------------
                                             Charles B. Chokel
                                             Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.            Form 1O-Q
Under Reg.             Exhibit
S-K, Item 601             No.          Description of Exhibit
-------------          ---------       ----------------------
     11                   11           Computation of Earnings Per Share

     27                   27           Financial Data Schedule

     99                   99A          First Amendment to The Progressive Corporation Executive Deferred Compensation Trust

     99                   99B          The Progressive Retirement Security Program (1994 Amendment and Restatement), as amended
                                       (formerly known as The Progressive Corporation Long-Term Savings Plan)

     99                   99C          First Amendment to Trust Agreement Between The Progressive Corporation and NBD Bank,
                                       N.A., as Trustee for The Progressive Retirement Security Program