Form 10-K405
period 1995-12-31
PROGRESSIVE CORP/OH/
filed 1996-03-15
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended     December 31, 1995

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ______________________ to ______________________

Commission file number         1-9518

                           THE PROGRESSIVE CORPORATION
             (Exact name of registrant as specified in its charter)

                Ohio                                           34-0963169
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      6300 Wilson Mills Road, Mayfield Village, Ohio              44143
      (Address of principal executive offices)                  (Zip Code)

                                 (216) 461-5000
              (Registrant's telephone number, including area code)

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


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        [ x ]  Yes   [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 9, 1996: $2,903,056,560.00

The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 29, 1996: 72,179,817

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 14, 1996, for the Annual Meeting of Shareholders to be held on April 26, 1996, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries' (collectively, the "Company") 1995 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 14, 1996, for the Annual Meeting of Shareholders to be held on April 26, 1996 (the "Proxy Statement") have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         (a)      General Development of Business

The Progressive Corporation, an insurance holding company formed in 1965, has 64 operating subsidiaries and one mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries and its affiliate (collectively, the "Insurance Group") provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States and in Canada. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

Of the approximately 250 United States insurance company groups writing private passenger auto insurance, the Company estimates that it ranks seventh in size for 1995. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source. For 1995, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, as well as insurance for commercial vehicles, were $122 billion, and Progressive's share of this market was approximately 2.3%.

         (b)      Financial Information About Industry Segments

                  Incorporated by reference from Note 11, Segment Information, on page 46 of the Company's Annual Report.

         (c)      Narrative Description of Business

INSURANCE SEGMENT

The Insurance Group offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $2,912.8 million in 1995, compared to $2,457.2 million and $1,819.2 million in 1994 and 1993, respectively. The underwriting profit margin was 5.7% in 1995, compared to 8.3% (excluding the elimination of the "supplemental reserve." See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 14 for further discussion) in 1994 and 10.7% in 1993, respectively.

The Insurance Group's core business writes insurance for private passenger automobiles, recreational vehicles and small fleets of commercial vehicles. This business frequently has more than one program in a single state, with each targeted to a specific market segment. The core business accounted for 97% of the Company's 1995 total net premiums written.

The bulk of the Insurance Group's core business consists of nonstandard automobile insurance products for people cancelled or rejected by other insurers. The size of the nonstandard automobile insurance market changes with the insurance environment. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. The total direct premiums written in the nonstandard automobile insurance market were about $21 billion in 1995, $20 billion in 1994 and $18 billion in 1993. Approximately 280 nonstandard insurance companies, many of which are part of an affiliated group, wrote an estimated $17 billion of nonstandard auto premiums in 1995. In 1994, the Insurance Group ranked second in direct premiums written in this market and near the top in underwriting performance. Although final data has not been published, the Company estimates that its 1995 ranking and underwriting performance will be consistent with 1994.

The core business also writes standard and preferred automobile risks in many states. These products accounted for between 5% and 10% of the Company's total private passenger auto premiums in 1995. The strategy is to build towards becoming a low-cost provider of a full line of auto insurance and related services, distributed through whichever channel the customer prefers. The Insurance Group's goal is to compete successfully in the standard and preferred market, which comprises 80% of the personal automobile insurance market.

The Insurance Group's principal specialty personal lines product is motorcycle insurance. Other products offered include recreational vehicle, mobile home and boat insurance. The Insurance Group's competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is a significant participant in the specialty personal lines market.

Nonstandard commercial vehicle insurance covers commercial vehicle risks that are rejected or cancelled by other insurance companies. Based on the Company's analysis of this market, approximately 40 companies compete for this business on a nationwide basis. State assigned risk plans also provide this coverage.

The core business insurance products are marketed by thirteen divisions headquartered in or near the markets served: the Florida and Southeast divisions in Tampa, Florida; the Northeast, New York, Central States, Ohio, Commercial Vehicle and National Accounts divisions in Cleveland, Ohio; the South Central division in Austin, Texas; the Mountain division in Colorado Springs, Colorado; the Mid-Atlantic division in Richmond, Virginia; the Canada division in Ontario, Canada; and the West division in Sacramento, California. Each division is responsible for its own marketing, sales, processing and claims.

In an effort to better manage growth and improve customer service, the Company is moving profit and growth responsibility for high potential communities from state-focused division presidents to community managers. In 1995, eleven metropolitan areas were served by community managers.

In 1995, over 90% of the net premiums written by the core business were written through a network of more than 30,000 independent insurance agents located throughout the United States and in Canada. Subject to compliance with certain Company-mandated procedures, these independent insurance agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Company also markets its products through intermediaries such as employers, other insurance companies and national brokerage agencies, and direct to customers through employed sales people and owned insurance agencies. The core business currently markets personal automobile insurance directly to the public by direct mail, television and radio advertising, primarily throughout Florida and in Ohio and Texas.

The Insurance Group's diversified businesses - the United Financial Casualty Company (UFCC), Professional Liability Group (PLG) and Motor Carrier division - accounted for 3% of total volume in 1995. These businesses, which are organized by customer group, are headquartered in Cleveland, Ohio. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include financial institutions and vehicle dealers. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. The diversified businesses also market their products directly to their customers through company-employed sales forces.

UFCC provides physical damage insurance and related tracking services to protect the commercial or retail lender's interest in collateral which is not otherwise insured against these risks. The principal product is collateral protection for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks are UFCC's largest customer group for these services. This business also serves savings and loans, finance companies and credit unions. According to the Company's analysis of this market, numerous companies offer these products and none of them has a dominant market share.

PLG's principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers. The program is sponsored by the American Bankers Association. This program represented less than one half of one percent of the Company's total 1995 net premiums written.

The Motor Carrier division primarily manages involuntary Commercial Auto Insurance Procedures. See Service Operations on page 7 for further discussion.


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

INSURANCE REGULATION

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the subsidiaries is licensed and subject to regulation in each of the 50 states and certain U.S. possessions, in one Canadian province and by Canadian federal authorities. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company's principal insurance subsidiaries are domiciled in the states of Florida, Mississippi, Missouri, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing accounting methods and the form and content of statutory financial reports and regulating the type and amount of investments permitted. Rate regulation varies from "file and use" to prior approval to mandated rates. Most jurisdictions prohibit rates that are "excessive, inadequate or unfairly discriminatory."

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

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions involving insurers and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the "Dividends" discussion in Item 5(c) for further information on such dividend limitations.

Under state insolvency and guaranty laws, regulated insurers can be assessed, or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states to provide coverage to certain risks as a condition of doing business in the state. Such programs generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium.

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer's reserves, the quality of the insurer's assets, and the identity of the regulator, as a general rule, the regulators prefer that annual net written premium be not more than three times the insurer's total policyholders' surplus. Thus, the amount of an insurer's surplus may, in certain cases, limit its ability to grow its business.

Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit an automobile insurer's ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict an insurer's ability to exit unprofitable markets.

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

In some states, the automobile insurance industry has been under pressure in recent years from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has adversely affected, and may in the future adversely affect, the profitability and growth of the subsidiaries' automobile insurance business in those jurisdictions, and may limit the subsidiaries' ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries' ability to adequately price automobile insurance may occur in the future. The impact of these regulatory changes on the subsidiaries' businesses cannot be predicted.

The state insurance regulatory framework has come under increased federal scrutiny, and certain state legislatures have considered or enacted laws that alter and, in many cases, expand state authority to regulate insurance companies and insurance holding company systems. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators are re-examining existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies and further limitations on the ability of regulated insurers to pay dividends. The NAIC also developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial conditions. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

STATUTORY ACCOUNTING PRINCIPLES

The Insurance Group's results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Specifically, under GAAP:

1. Commissions, premium taxes and other costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2. Certain assets are included in the consolidated balance sheets, which for SAP are charged directly against statutory surplus. These assets consist primarily of premium receivables over 90 days, furniture and equipment and prepaid expenses.

3. Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4. Fixed maturities securities, which are classified as available-for-sale, are reported at market values, rather than at amortized cost, or the lower of amortized cost or market depending on the specific type of security as required by SAP. Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

The differing treatment of income and expense items results in a corresponding difference in Federal income tax expense.

During 1994, the insurance subsidiaries began to reduce loss reserves for anticipated salvage and subrogation recoveries. Previously, salvage and subrogation was not reflected in the statutory financial statements until actually recovered.

SERVICE OPERATIONS

The service operations of the diversified businesses consist primarily of processing business for involuntary plans and providing claim services to fleet owners and other insurance companies. Service revenues were $38.9 million in 1995, compared to $41.9 million in 1994 and $43.7 million in 1993. Pretax operating profits were $8.7 million in 1995, compared to $10.0 million and $6.8 million in 1994 and 1993, respectively.

The Motor Carrier division currently processes business for the Commercial Auto Insurance Procedures (CAIP) in 29 states, the Florida Joint Underwriters Association (FAJUA) and the New York Public Automobile Pool (NYPAP), which are all part of the involuntary residual market. As a CAIP servicing carrier, the division processes about one third of the premiums in the involuntary residual market, without assuming the indemnity risk. It competes with approximately 17 other providers nationwide. In 1995, the division began processing business for the FAJUA and competes with five other carriers in the state. Beginning in March 1996, the Company began processing business for the NYPAP and was granted a one-third share of new business with a three-year phase-in period.

INVESTMENTS

The Company's approach to investing is consistent with its need to maintain capital adequate to support the insurance premiums written and its commitment to risk adverse investment policies. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $3,768.0 million at December 31, 1995, compared to $3,186.3 million at December 31, 1994. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains on security sales, before expenses and taxes, was $245.8 million in 1995, compared to $182.3 million in 1994 and $242.4 million in 1993. See Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 14 herein for additional discussion.

EMPLOYEES

The number of employees, excluding temporary employees, at December 31, 1995, was 8,025.

LIABILITY FOR PROPERTY-CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Company's insurance subsidiaries. Total loss reserves are established at a level that is intended to represent the midpoint of the reasonable range of loss reserves. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 14 for further discussion. The elimination of the supplemental reserve is reflected in the Reconciliation of Net Reserves for Losses and Loss Adjustment Expenses table on page 8 and the Analysis of Loss and Loss Adjustment Expenses Development table on page 9.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table: (1) provides a reconciliation of beginning and ending estimated liability balances for 1995, 1994 and 1993, and (2) shows the difference between the estimated liability in accordance with GAAP and that reported in accordance with SAP.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES


(millions)                                          1995               1994              1993
                                             -----------------------------------------------------
Balance, January 1                                $1,098.7           $1,012.4          $  956.4
Incurred losses and LAE:
     Current accident year                         2,002.1            1,539.8           1,126.7
     Prior accident years                            (56.6)            (142.5)            (98.5)
                                             -----------------------------------------------------
                                                   1,945.5            1,397.3           1,028.2
                                             -----------------------------------------------------
Paid losses and LAE:
     Current accident year                         1,204.5              894.0             605.4
     Prior accident years                            525.3              417.0             366.8
                                             -----------------------------------------------------
                                                   1,729.8            1,311.0             972.2
                                             -----------------------------------------------------
Balance, December 31                               1,314.4            1,098.7           1,012.4

Add: Reinsurance recoverable on
     unpaid losses and LAE(1)                        296.1              334.2             334.8
                                             -----------------------------------------------------
Balance, December 31, GAAP                         1,610.5            1,432.9           1,347.2
Adjust: Reinsurance recoverable on
     unpaid losses and LAE(1)                       (296.1)            (334.2)           (334.8)
  Net salvage and subrogation(2)                      --                 --                39.9
                                             -----------------------------------------------------
Balance, December 31, SAP                         $1,314.4           $1,098.7          $1,052.3
                                             =====================================================


(1)In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

(2)During 1994, the Company changed its method of accounting for salvage and subrogation. See Statutory Accounting Principles on page 6 for further discussion.

The reconciliation above shows a $56.6 million redundancy, which emerged during 1995, in the 1995 liability and a $142.5 million redundancy in the 1994 liability, based on information known as of December 31, 1995 and December 31, 1994, respectively. In addition, the incurred losses in the table above are on a SAP basis, which differ slightly from the GAAP incurred losses due to the reclassification of losses on the Company's self-insurance program to expenses for GAAP reporting.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)


YEAR ENDED                     1985      1986      1987      1988     1989     1990     1991    1992      1993     1994       1995


LIABILITY FOR UNPAID
--------------------
LOSSES AND LAE                $215.3    $323.8    $471.0    $651.0    $748.6   $791.6  $861.5  $956.4   $1,012.4  $1,098.7  $1,314.4
--------------





PAID (CUMULATIVE) AS OF:
------------------------

  One year later               104.7     142.7     195.0     283.1     293.1    322.4   353.4   366.8     417.0      525.3

  Two years later              151.9     204.4     294.9     393.7     446.8    490.8   518.8   520.0     589.8         --

  Three years later            175.4     238.9     339.5     465.0     539.8    570.4   583.2   598.2        --         --

  Four years later             187.2     255.7     369.9     514.0     588.2    600.0   617.6      --        --         --

  Five years later             194.1     264.3     383.5     540.7     603.1    613.6      --      --        --         --

  Six years later              197.7     268.7     389.1     545.1     608.1       --      --      --        --         --

  Seven years later            200.7     270.1     381.9     545.5        --       --      --      --        --         --

  Eight years later            201.3     261.3     384.2        --        --       --      --      --        --         --

  Nine years later             191.6     263.2        --        --        --       --      --      --        --         --

  Ten years later              193.1        --        --        --        --       --      --      --        --         --

LIABILITY RE-ESTIMATED
----------------------
AS OF:
------

  One year later               218.7     300.6     446.6     610.3     685.4    748.8   810.0   857.9     869.9    1,042.1

  Two years later              213.6     293.6     422.2     573.4     677.9    726.5   771.9   765.5     837.8         --

  Three years later            205.3     282.8     402.4     581.3     668.6    712.7   718.7   737.4        --         --

  Four years later             203.4     274.1     403.9     575.1     667.1    683.7   700.1      --        --         --

  Five years later             200.9     275.6     399.6     578.4     654.7    666.3      --      --        --         --

  Six years later              204.4     275.8     400.2     582.2     647.1       --      --      --        --         --

  Seven years later            205.2     277.5     408.5     574.3        --       --      --      --        --         --

  Eight years later            206.7     285.7     408.1        --        --       --      --      --        --         --

  Nine years later             215.3     286.7        --        --        --       --      --      --        --         --

  Ten years later              216.3        --        --        --        --       --      --      --        --         --

CUMULATIVE REDUNDANCY
---------------------
(DEFICIENCY)                   $(1.0)    $37.1     $62.9     $76.7    $101.5   $125.3  $161.4  $219.0    $174.6      $56.6

------------

PERCENTAGE(1)                    (.5)     11.5      13.4      11.8      13.6     15.8    18.7    22.9      17.2        5.2



(1)Cumulative redundancy/(deficiency) liability for unpaid losses and LAE.

The above table presents the development of balance sheet liabilities for 1985 through 1994. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. Similar reserves for the life insurance subsidiary, which are immaterial, are excluded. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for individual years. For example, as of December 31, 1995 the companies had paid $263.2 million of the currently estimated $286.7 million of losses and LAE that had been incurred through the end of 1986; thus an estimated $23.5 million of losses incurred through 1986 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1985 liability has developed a $1.0 million deficiency over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 8 as the "prior years" provision for incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy (deficiency) amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1988, but incurred in 1985, will be included in the cumulative deficiency or redundancy amount for years 1985, 1986 and 1987. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the 1990 through 1995 Consolidated Annual Statements, as filed with the state insurance departments, and Schedules O and P filed for years prior to 1989. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

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

ITEM 2.      PROPERTIES

OWNED PROPERTIES

In 1994, the Company completed its new corporate office complex on a 42-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. The new facility consists of 517,800 square feet of space and replaces office space held under leases in a number of locations in the Cleveland, Ohio area. The project's cost of $75.5 million was funded through operating cash flows. The Company's central data processing facility occupies a modern, three-story brick, building containing approximately 107,000 square feet of office space, on this same parcel.

The Company owns two adjacent two-story brick buildings in Highland Heights, Ohio, which contain an aggregate of 233,000 square feet of office and warehouse space. The property was purchased in August 1994 for approximately $6.7 million. The buildings are currently being renovated to accommodate the Company's operations.

The Company owns a modern three-story building containing approximately 96,700 square feet of office space in Mayfield Heights, Ohio. The property was purchased in December 1993 for approximately $6.5 million, and is occupied by the Company's Northeast Division.

The Company's Florida Division is headquartered in a modern, two-story building containing approximately 60,000 square feet of office space in Tampa, Florida. The property was financed with, and is owned subject to a mortgage granted in connection with, industrial development revenue bonds bearing interest equal to 79.45% of a specified prime commercial lending rate. The remaining annual principal amounts payable are $368,000 in 1996 and 1997 and $92,000 in 1998.

The Company owns a modern 26,400 square foot building in Tampa, Florida, used for post-processing document assembly and mailing. The property was purchased on March 31, 1995, for approximately $1.4 million.

The Company owns a modern, two-story building containing approximately 39,000 square feet of office space in Tampa, Florida; this building is leased to a non-affiliated tenant.

The Company also owns a one-story brick building containing approximately 92,000 square feet of training facilities, office and warehouse space in Mayfield Village, Ohio.

LEASED PROPERTIES

The Company leases approximately 590,000 square feet of modern office space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 288 processing and claim offices at various locations throughout the United States. Two offices are leased in Canada. These leases are generally short-term to medium-term leases of standard commercial office space.

ITEM 3.      LEGAL PROCEEDINGS

Incorporated by reference from Note 4, Litigation, on page 41 of the Company's Annual Report.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

        (a)      Market Information

The Company's Common Shares are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.


                                                                     Dividends
   Year                Quarter     High              Low             Per Share
------------------------------------------------------------------------------
   1995                  1        $42 1/8          $34 3/4             $.055
                         2         41 7/8           37 1/8              .055
                         3         48               37 3/4              .055
                         4         49 1/2           41 1/2              .055
                           ---------------------------------------------------
                                  $49 1/2          $34 3/4             $.220
                           ===================================================


   1994                  1        $40 1/2          $27 3/4             $.050
                         2         35 5/8           28 1/2              .050
                         3         38 7/8           33 1/4              .055
                         4         38 3/8           32 1/4              .055
                           ---------------------------------------------------
                                  $40 1/2          $27 3/4             $.210
                           ===================================================



The closing price of the Company's Common Shares on February 29, 1996 was
$46.00.

        (b)      Holders

There were 4,770 shareholders of record on February 29, 1996.

        (c)      Dividends

Statutory policyholders' surplus was $1,055.1 million and $945.1 million at December 31, 1995 and 1994, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1995, $121.5 million of statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries' states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $179.2 million in 1996 out of statutory policyholders' surplus, without prior approval by regulatory authorities.

ITEM 6.      SELECTED FINANCIAL DATA

(millions - except per share  amounts)

                                                         For the years ended December 31,

                                     1995            1994            1993             1992              1991
                              ---------------------------------------------------------------------------------

Total revenues(1)                  $3,011.9        $2,415.3        $1,954.8         $1,738.9         $1,493.1
Operating income                      220.1           212.7           197.3            129.8             85.1
Net income(2),(3)                     250.5           274.3           267.3            153.8             32.9
Per share:
     Operating income(4)               2.84            2.76            2.61             1.72             1.19
     Net income(2),(3),(4)             3.24            3.59            3.58             2.05              .41
     Dividends                         .220            .210            .200             .191             .172
Total assets(3),(5)                 5,352.5         4,675.1         4,011.3          3,440.9          3,317.2
Funded debt
     outstanding                      675.9           675.6           477.1            568.5            644.0




All per share amounts have been adjusted for the December 8, 1992 3-for-1 stock split.

(1)Total revenues for 1992 include $106.0 million ($70.0 million after taxes), or $.97 per share, for the Company's California Proposition 103 reserve reduction.

(2)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve" ($46.2 million after tax), resulting in a one-time increase in earnings of $.62 per share. See Management Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of this Annual Report on Form 10-K for further discussion.

(3)Effective January 1, 1992, the Company adopted SFAS 109 and is able to demonstrate that the benefit of deferred tax assets is fully realizable. The cumulative effect of adopting SFAS 109 increased net income $14.2 million, or $.20 per share. In 1991, the deferred tax asset writedown, as required under SFAS 96, was included in the Federal income tax provision.

(4)Presented on a fully diluted basis.

(5)Pursuant to SFAS 113, amounts for 1992 and 1991 were restated.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares and other outstanding securities, to redeem its outstanding securities and for other business purposes. During 1995, the Company repurchased .1 million of its 9 3/8% Serial Preferred Shares, Series A, at a cost of $2.3 million.

During the three-year period ended December 31, 1995, the Company sold 4,950,000 Common Shares for net proceeds of $177.0 million and repurchased 1.2 million Common Shares at a total cost of $36.4 million (average cost of $31.92 per share) and .6 million of its 9 3/8% Serial Preferred Shares, Series A, at a total cost of $14.4 million (average cost $27.08 per share). The Company also sold $350.0 million of notes, repaid $170.0 million borrowed under its credit facilities, and redeemed the entire $70.0 million of its 8 3/4% Debentures. During the same period, The Progressive Corporation received $254.3 million from its insurance subsidiaries, net of capital contributions made to these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(c) on page 12 herein.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company also has available a $20.0 million revolving credit agreement. Given its 31% debt to equity ratio, the Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three years ended December 31, 1995, operations generated a positive cash flow of $1,305.4 million, and cash flow is expected to be positive in both the short-term and reasonably foreseeable future. The Company's substantial investment portfolio is highly liquid, consisting almost entirely of readily marketable securities. On or after May 31, 1996, the Company's 9 3/8% Serial Preferred Shares, Series A, are redeemable at the Company's option at the price of $25 per share plus accrued dividends to the redemption date. If the Company elects to redeem these securities, the redemption could be funded through operating cash flows or, if market conditions warrant, funds could be raised externally on the debt or equity markets. The Company does not expect any material changes in its cash requirements and is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on its liquidity.

Total capital expenditures for the three years ended December 31, 1995, aggregated $156.5 million. In 1994, the Company completed its new corporate office complex in Mayfield Village, Ohio. The cost of the project was $75.5 million and was funded through operating cash flows.

INVESTMENTS

The Company invests in fixed-maturity, equity and short-term securities. The Company's investment strategy recognizes its need to maintain capital adequate to support its insurance operations and commitment to risk adverse investment policies. Therefore, the Company evaluates the risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio. The majority of the portfolio is invested in high-grade, fixed-income securities, of which short- and intermediate-term securities represented $2,876.2 million, or 76.4%, in 1995 and $2,319.4 million, or 72.9%, in 1994. Long-term securities were $191.9 million, or 5.1%, in 1995 and $245.0 million, or 7.7%, in 1994. The duration of the fixed-income portfolio was 2.2 years at December 31, 1995. Early in 1995, the Company eliminated a substantial portion of its municipal securities with maturities longer than 5 years in response to the proposal of a "flat tax," which would effectively eliminate the tax advantage of these securities.

A relatively small portion of the investment portfolio was invested in marketable equity securities providing risk/reward balance and diversification. Common stocks represented $310.0 million, or 8.2%, in 1995 and $106.2 million, or 3.4%, in 1994. The increase in common stocks reflects the Company's objective to increase its position in common stock investments to 15% of the entire portfolio and to optimize value and further diversify the portfolio through foreign equity investments. The foreign equity portfolio, which may utilize stock index futures and foreign currency forwards, comprised $52.6 million of the common stock portfolio at December 31, 1995. The remainder of the equity portfolio of $382.3 million, or 10.1%, in 1995 and $370.1 million, or 11.6%, in 1994, was comprised of over 90% of fixed-rate preferred stocks with mechanisms that may provide an opportunity to liquidate at par.

Consistent with the Company's objective to increase its common stock investments, the Company liquidated its high-yield portfolio, reducing it to .2% of the portfolio at December 31, 1995, from 4.4% at December 31, 1994, resulting in a net gain of $6.6 million.

In conjunction with guidance issued by the FASB, the Company reclassified $248.4 million of its held-to-maturity securities to available-for-sale, recognizing $10.4 million in gross unrealized gains. The Company had no held-to-maturity securities at December 31, 1995.

As of December 31, 1995, the Company's portfolio had $78.7 million in unrealized gains, compared to $41.1 million in unrealized losses in 1994. This increase in value was the result of falling interest rates and rising prices in the bond and stock market. The weighted average fully taxable equivalent book yield of the portfolio was 6.9%, 6.7% and 6.8% for the years ended December 31, 1995, 1994 and 1993, respectively.

The quality distribution of the fixed-income portfolio is as follows:

                                 Percentage at            Percentage at
        Rating                 December 31, 1995        December 31, 1994
        ------                 -----------------        -----------------
          AAA                         63.9%                   58.4%
           AA                         17.6                    20.9
            A                         13.6                    11.8
          BBB                          4.5                     3.7
    Non Rated/Other                     .4                     5.2
                                     -----                   -----
                                     100.0%                  100.0 %


Investments in the Company's portfolio have varying degrees of risk. Equity securities generally have greater risks than the non-equity portion of the portfolio since these securities are subordinate to rights of debt holders and other creditors of the issuer. Financial instruments with off-balance-sheet risk are used to manage the risks and enhance the yields of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio or hedged securities. Net cash requirements are limited to changes in market values which may vary based upon changes in interest rates and other factors. Exposure to credit risk is limited to the carrying value; unless otherwise noted, collateral is not required to support the credit risk. During 1995, the Company added a government bond trading portfolio to benefit from short-term market rate opportunities. The Company has stringent restrictions on the amount of open positions in the trading portfolio limiting its exposure to acceptable levels. At December 31, 1995, there were no trading securities or off-balance-sheet trading positions.

As of December 31, 1995, the Company held $729.1 million of asset-backed securities which represented 19.3% of the total investment portfolio. The portfolio included collateralized mortgage obligations (CMOs) and commercial mortgage-backed obligations (CMBs) totaling $335.2 million and $117.2 million, respectively. As of December 31, 1995, the CMO portfolio included sequential bonds representing 65.9% of the CMO portfolio ($221.0 million) with an average life of 3.1 years, and planned amortization class bonds representing 34.1% of the CMO portfolio ($114.2 million) with an average life of 1.6 years. One hundred percent of the CMOs held by the Company are rated AAA by Moody's or Standard & Poor's. At December 31, 1995, the CMB portfolio had an average life of 7.4 years and a weighted average Moody's or Standard & Poor's rating of A. At December 31, 1995, the CMO and CMB portfolios had unrealized gains of $3.9 million and $1.1 million, respectively. The single largest unrealized loss in any CMO security was $.1 million, or .5% of such position, and there were no unrealized losses in any CMB security at December 31, 1995. Both the CMO and CMB portfolios are highly liquid with readily available quotes and contain no residual interests. The remainder of the asset-backed portfolio is invested primarily in auto loan and credit card-backed securities.

The Company regularly reviews the individual holdings in its portfolio for evidence of impairment. Changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value. It is the Company's general policy to dispose of securities when the Company determines that the issuer is unable to reverse its deteriorating financial condition and the prospects for its business within a reasonable period of time. In less severe circumstances, the Company may decide to dispose of a portion of its holdings in a specific issuer when the risk profile of the investment becomes greater than its tolerance for such risk.

RESULTS OF OPERATIONS

Operating income, which excludes net realized gains and losses from security sales and one-time items, was $220.1 million, or $2.84 per share, in 1995, $212.7 million, or $2.76 per share, in 1994 and $197.3 million, or $2.61 per share, in 1993. The GAAP combined ratio was 94.3 in 1995, 91.7 (88.5 including the elimination of the "supplemental reserve" discussed below) in 1994 and 89.3 in 1993.

Direct premiums written increased 16% to $3,068.9 million in 1995, compared to $2,645.1 million in 1994 and $1,966.4 million in 1993. Net premiums written increased 19% to $2,912.8 million, compared to $2,457.2 million in 1994 and $1,819.2 million in 1993. The difference between direct and net premiums written is largely attributable to premiums written under state-mandated involuntary Commercial Auto Insurance Procedures (CAIP), for which the Company retains no indemnity risk, of $105.4 million in 1995, $115.4 million in 1994 and $98.0 million in 1993. During the three years ended December 31, 1995, the Company provided policy and claim processing services to 28 state CAIPs. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 24% in 1995, compared to 31% in 1994 and 17% in 1993.

The Company's Core divisions' net premiums written grew 21%, 38% and 25% for 1995, 1994 and 1993, respectively, primarily driven by an increase in unit sales. In 1995, the Company raised rates an average of 6.5%, compared to no rate changes in 1994 and a rate decrease of .8% in 1993. The Company continues to write standard and preferred auto risks which represented between 5% and 10% of total Core business volume. The Company anticipates continued growth in its Core business in 1996, which could result from the number of states in which the Company seeks to insure all auto risks, from working with independent agents dedicated to regaining market share and from integrating other buying options. The Core divisions generated underwriting profit margins of 5% in 1995, 7% in 1994 and 10% in 1993; the Company's strategy is to achieve a 4% underwriting margin.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claims costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are collected. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 71% in 1995, compared to 67% (excluding the elimination of the "supplemental reserve") in 1994 and 62% in 1993. The Company has allowed loss costs to rise at a faster pace than rates, reflecting the Company's intent to maintain rates at competitive levels.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve," resulting in a one-time increase in earnings of $.62 per share, a 3.2 point increase in the underwriting profit margin and a $46.2 million increase in capital. The Company historically established case and IBNR reserves by product with the objective of being accurate to within plus or minus 2%. Pricing has been based on these estimates of reserves by product. Because the Company desired a very high degree of comfort that aggregate reserves were adequate, aggregate reserves were established near the upper end of the reasonable range of reserves, and the difference between such aggregate reserves and the midpoint of the reasonable range of case and IBNR reserves was called the "supplemental reserve." The Company concluded, after examining its historical aggregate reserves, that the practice of setting aggregate reserves at the upper end of the range of reasonable reserves provided an unnecessarily high level of comfort. At December 31, 1994, even without the high level of comfort provided by the "supplemental reserve," the Company's reserves would have been redundant by approximately 2% to 4% over the previous 5 years. The Company believes that this change in the estimate of its reserves placed it more in line with the practices of other companies in the industry.

Because the Company is primarily an insurer of motor vehicles, it has limited exposure for environmental, product and general liability claims. The Company has established reserves for these exposures, in amounts which it believes to be adequate based on information currently known by it. The Company does not believe that these claims will have a material impact on the Company's liquidity, results of operation, cash flows or financial condition.

During 1994, the Company settled the dispute, arising out of its 1985 acquisition of American Star Insurance Company (since renamed National Continental Insurance Company), over the seller's refusal to pay certain losses on pre-sale business written by American Star. Under the settlement, National Continental received $10.1 million from the seller and agreed to be solely responsible for the next $20 million of gross losses. The seller will thereafter be responsible for half the losses, net of reinsurance, if it achieves certain minimum net worth requirements. In addition to the $10.1 million, National Continental will be entitled to the proceeds of various treaty and facultative reinsurance policies that had been purchased by American Star. National Continental has established reserves for these exposures, which are mainly for product liability and environmental claims, in amounts it believes to be adequate based on information currently available to it, including a study by independent actuaries for the seller. Total reserves on this business are $27.9 million, of which $8.8 million is recoverable from reinsurers. The Company will continue to monitor these exposures, adjust the related reserves appropriately as additional information becomes known and disclose any material developments.

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 23% in 1995, compared to 25% in 1994 and 28% in 1993. The decrease primarily reflects process improvement initiatives and lower commission programs.

Service businesses generated a pretax operating profit of $8.7 million in 1995, compared to $10.0 million in 1994 and $6.8 million in 1993.

Recurring investment income (interest and dividends) increased 26% to $199.1 million in 1995, compared to $158.5 million in 1994 and $134.5 million in 1993, primarily due to an increase in the average investment portfolio and a mix shift in the portfolio to taxable securities. Net realized gains on security sales were $46.7 million in 1995, $23.8 million in 1994 and $107.9 million in 1993. A significant portion of the 1993 realized gains resulted from the sale of certain equity securities held in the Company's investment portfolio.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1995 Annual Report, pages 33 through 46 and pages 50 through 55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A description of the directors, all of whom have been nominated for election as directors at the 1996 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 2 and 3.

A description of the executive officers of the Registrant and its subsidiaries follows. These descriptions reflect the Company's termination of its officership program and consequent elimination of many officer positions, effective December 31, 1993. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.


                                                          Offices Held and
    Name                            Age          Last Five Years' Business Experience
    ----                            ---          ------------------------------------

Peter B. Lewis                      62     Chairman since April 1993; President, Chief Executive Officer and a director of the Registrant and Progressive Casualty Insurance Company
                                           ("Progressive Casualty"), the principal subsidiary of the Registrant.

Charles B. Chokel                   42     Treasurer of the Registrant since December 15, 1994; Chief Financial
                                           Officer of the Registrant since April 1991; Senior Vice President -
                                           Finance of Progressive Casualty from April 1991 to December 1993;
                                           President of the California Division and Vice President of Progressive
                                           Casualty prior to April 1991.

Allan W. Ditchfield                 58     Chief Information Officer of the Registrant since March 1991; Senior
                                           Vice President - Information Services of Progressive Casualty from
                                           March 1991 to December 1993; Senior Vice President of Systems
                                           Engineering at MCI Telecommunications Corporation, Washington, D.C.
                                           (telecommunications) prior to March 1991.

Bruce W. Marlow                     47     Chief Operating Officer of the Registrant; Executive Vice President of
                                           Progressive Casualty prior to December 1993.

David M. Schneider                  58     Chief Legal Officer and Secretary of the Registrant; Senior Vice
                                           President of Progressive Casualty prior to December 1993.

Tiona M. Thompson                   45     Chief Human Resources Officer of the Registrant since December 1993;
                                           Vice President - Human Resources of Progressive Casualty from
                                           September 1991 to December 1993; Vice President of Progressive
                                           Casualty prior to September 1991.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation," pages 7 through 17.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," pages 4 through 6.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.

        (a)(1)  Listing of Financial Statements

                The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                    Report of Independent Accountants

                    Consolidated Statements of Income - December 31, 1995, 1994 and 1993

                    Consolidated Balance Sheets - December 31, 1995
                    and 1994

                    Consolidated Statements of Changes in Shareholders' Equity - December 31, 1995, 1994 and 1993

                    Consolidated Statements of Cash Flows - December 31, 1995, 1994 and 1993

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

                    Schedules

                    Report of Independent Accountants

                    Consent of Independent Accountants

                    Schedule I - Summary of Investments -
                    Other than Investments in Related Parties

                    Schedule II - Condensed Financial
                    Information of Registrant

                    Schedule III - Supplementary Insurance Information

                    Schedule IV - Reinsurance

                    Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

                    No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

         (a)(3) Listing of Exhibits

                See exhibit index contained herein at pages 36 through 39. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(A) through
                (10)(J).

         (b)    Reports on Form 8-K

                None.

         (c)    Exhibits

                The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

         (d)    Financial Statement Schedules

                The response to this portion of Item 14 is located at pages 27 through 35.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE PROGRESSIVE CORPORATION

March 15, 1996                               BY: /s/ Peter B. Lewis
                                                 ------------------
                                                 Peter B. Lewis
                                                 Chairman, President and Chief
                                                 Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Peter B. Lewis       Chairman, President, Chief Executive    March 15, 1996
----------------------   Officer and a Director
Peter B. Lewis

/s/ Charles B. Chokel    Treasurer and Chief Financial Officer   March 15, 1996
----------------------
Charles B. Chokel

/s/ Jeffrey W. Basch     Chief Accounting Officer                March 15, 1996
----------------------
Jeffrey W. Basch

Milton N. Allen*         Director                                March 15, 1996
----------------------
Milton N. Allen

B. Charles Ames*         Director                                March 15, 1996
----------------------
B. Charles Ames

Stephen R. Hardis*       Director                                March 15, 1996
----------------------
Stephen R. Hardis

Janet Hill*              Director                                March 15, 1996
----------------------
Janet Hill

Norman S. Matthews*      Director                                March 15, 1996
----------------------
Norman S. Matthews

Donald B. Shackelford*       Director                  March 15, 1996
----------------------
Donald B. Shackelford

Paul B. Sigler*              Director                  March 15, 1996
----------------------
Paul B. Sigler


* DAVID M. SCHNEIDER, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.





By /s/ David M. Schneider                              March 15, 1996
   ------------------------
    David M. Schneider
    Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                           THE PROGRESSIVE CORPORATION

                             MAYFIELD VILLAGE, OHIO

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1995 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 20 and 21 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                         COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
January 24, 1996

                       CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-8 (File No. 33-57121) filed December 29, 1994, the Registration Statement on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8 (File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987, of our reports dated January 24, 1996, on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which reports are included in this Annual Report on Form 10-K.

                                                       COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
March 14, 1996

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

                                                                           December 31, 1995
                                                   ----------------------------------------------------------------
                                                                                             Amount At Which Shown
                                                                                                            In The
                Type of Investment                             Cost          Market Value            Balance Sheet
                                                   ----------------------------------------------------------------


Fixed Maturities:
Available-for-sale:
    United States Government and
         government agencies and
         authorities                                         $  676.7            $  686.1                 $  686.1
    States, municipalities and political
         subdivisions                                         1,186.9             1,211.6                  1,211.6
    Asset-backed securities                                     722.3               729.1                    729.1
    Foreign government obligations                               33.9                34.9                     34.9
    Corporate and other debt securities                          62.2                63.2                     63.2
    Redeemable preferred stock                                   47.5                48.0                     48.0
                                                   ----------------------------------------------------------------
Total fixed maturities                                        2,729.5             2,772.9                  2,772.9
                                                   ----------------------------------------------------------------

Equity securities:
    Common stocks                                               277.6               310.0                    310.0
    Preferred stocks                                            379.4               382.3                    382.3
                                                   ----------------------------------------------------------------
Total equity securities                                         657.0               692.3                    692.3
                                                   ----------------------------------------------------------------

Short-term investments                                          302.8               302.8                    302.8
                                                   ----------------------------------------------------------------
Total investments                                            $3,689.3            $3,768.0                 $3,768.0
                                                   ================================================================




The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1995.

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

                                                                        Years Ended December 31,
                                                                 1995             1994               1993
                                                              --------------------------------------------
Revenues
    Dividends from subsidiaries*                               $120.8           $ 53.0             $131.3
    Intercompany investment income*                              37.2             29.8                6.8
                                                              --------------------------------------------
                                                                158.0             82.8              138.1
                                                              --------------------------------------------
Expenses
    Interest expense                                             57.1             56.7               42.3
    Other operating costs and expenses                            3.6              3.8                3.2
    Non-recurring item (1)                                         --               --                4.0
    Loss on disposition of subsidiary*                             --              5.3                 --
                                                              --------------------------------------------
                                                                 60.7             65.8               49.5
                                                              --------------------------------------------
Operating income and income before income
    taxes and other items below                                  97.3             17.0               88.6
Income tax benefit                                               (7.3)           (12.2)             (20.9)
                                                              --------------------------------------------
Income before equity in undistributed earnings of
    subsidiaries                                                104.6             29.2              109.5
Equity in undistributed net income of consolidated
    subsidiaries*                                               145.9            245.1              157.8
                                                              --------------------------------------------

Net income                                                     $250.5           $274.3             $267.3
                                                              ============================================



*Eliminated in consolidation.

(1) Represents a $4.0 million charge on extinguishment of the 8 3/4% Debentures due 2017.

See notes to condensed financial statements.

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

                                                                                                December 31,
                                                                                        1995                   1994
                                                                             ------------------------------------------

ASSETS

    Investment in non-consolidated affiliates                                         $     .4                $     .4
    Investment in subsidiaries*                                                        1,456.7                 1,187.4
    Receivable from subsidiary*                                                          660.8                   599.4
    Intercompany receivable*                                                              25.6                    26.7
    Income taxes                                                                          26.1                    30.5
    Other assets                                                                           1.6                      .9
                                                                             ------------------------------------------
         TOTAL ASSETS                                                                 $2,171.2                $1,845.3
                                                                             ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and accrued expenses                                             $   20.3                $   19.0
    Funded debt                                                                          675.1                   674.4
                                                                             ------------------------------------------
         Total liabilities                                                               695.4                   693.4
                                                                             ------------------------------------------
    Shareholders' equity:
         Preferred Shares, no par value (authorized 20.0
             serial Preferred Shares and 5.0 Voting
             Preference Shares)
             9 3/8% Serial Preferred Shares, Series A
                  (cumulative, liquidation preference of $25
                  per share, issued and outstanding 3.4 and 3.5
                  shares)                                                                 83.6                    85.8
             Common Shares, $1.00 par value, authorized 200.0
             shares, issued 83.1 and 82.4, including treasury
                  shares of 11.0 and 11.2                                                 72.1                    71.2
             Paid-in capital                                                             374.8                   357.1
             Net unrealized appreciation (depreciation) of investment
                  in equity securities of consolidated subsidiaries                       51.1                   (30.7)
             Retained earnings                                                           894.2                   668.5
                                                                             ------------------------------------------
                  Total shareholders' equity                                           1,475.8                 1,151.9
                                                                             ------------------------------------------
                      TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY                                            $2,171.2                $1,845.3
                                                                             ==========================================



*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

                                                                                   Years Ended December 31,
                                                                          1995              1994             1993
                                                                        ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $  250.5         $  274.3         $  267.3
Adjustments to reconcile net income to net cash
    used in operating activities:
         Equity in income of consolidated subsidiaries                    (266.7)          (298.1)          (289.1)
         Amortization                                                         --              1.5              0.1
         Changes in:
             Intercompany receivable or payable                              1.6            (61.1)            (7.2)
             Accounts payable and accrued expenses                           1.3             12.9             (5.3)
             Income taxes                                                    3.9             24.3              2.8
             Other, net                                                      (.1)             1.0              3.8
                                                                        ------------------------------------------
                  Net cash used in operating activities                     (9.5)           (45.2)           (27.6)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additional investments in equity securities of
    consolidated subsidiaries                                              (42.1)           (56.9)            (4.7)
Return of capital from consolidated subsidiary                                --             20.1             32.9
Dividends received from consolidated subsidiaries                          120.8             53.0            131.3
                                                                        ------------------------------------------
                  Net cash provided by investing activities                 78.7             16.2            159.5

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                     10.1              3.6               .9
Tax benefits from the exercise of stock options                              8.5              1.5               .9
Proceeds from issuance of stock                                               --               --            177.0
Proceeds from funded debt                                                     --            198.4            148.2
Payments on funded debt                                                       --               --           (240.0)
Receivable from subsidiary                                                 (61.4)          (114.8)          (183.6)
Dividends paid to shareholders                                             (24.1)           (23.4)           (23.1)
Acquisition of treasury shares                                              (2.3)           (36.3)           (12.2)
                                                                        ------------------------------------------

                  Net cash provided by (used in) financing
                      activities                                           (69.2)            29.0           (131.9)
                                                                        ------------------------------------------
Decrease in cash                                                              --               --               --
Cash, beginning of year                                                       --               --               --
                                                                        ------------------------------------------
Cash, end of year                                                       $     --         $     --         $     --
                                                                        ==========================================





See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1995 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $75.5 million, $89.8 million, and $91.0 million in 1995, 1994 and 1993, respectively. Total interest paid was $56.5 million for 1995, $49.8 million for 1994 and $40.9 million for 1993.

DEBT -- Funded debt at December 31 consisted of:


(millions)                                  1995            1994
                                       ---------------------------

6.60% Notes                               $198.7          $198.5
7% Notes                                   148.3           148.2
8 3/4% Notes                                29.2            29.0
10% Notes                                  149.5           149.4
10 1/8% Subordinated Notes                 149.4           149.3
                                       ---------------------------
                                          $675.1          $674.4
                                       ===========================





Funded debt is the amount the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant had the right to borrow up to $50.0 million. In February 1994, the Registrant reduced this revolving credit arrangement to $20.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. At December 31, 1995 and 1994, the Registrant had no borrowings under this arrangement.

In January 1994, the Registrant sold $200.0 million of noncallable 6.60% Notes due 2004 with interest payable semiannually. The fair value of the Notes was $203.6 million and $174.2 million at December 31, 1995 and 1994, respectively.

In October 1993, the Registrant sold $150.0 million of noncallable 7% Notes due 2013 with interest payable semiannually. The fair value of these Notes was $156.6 million and $124.6 million at December 31, 1995 and 1994, respectively.

In May 1989, the Registrant issued $30.0 million of 8 3/4% Notes due 1999 in exchange for $30.0 million of the 8 3/4% Debentures due 2017. These Notes are noncallable and interest is payable semiannually. The fair value of these Notes was $32.7 million and $30.3 million at December 31, 1995 and 1994, respectively.

NOTES TO CONDENSED FINANCIAL STATEMENTS

In December 1988, the Registrant sold $150.0 million of 10% Notes due 2000 and $150.0 million of 10 1/8% Subordinated Notes due 2000. All such Notes are noncallable with interest payable semiannually on both issues. The fair value of the 10% Notes and 10 1/8% Subordinated Notes were $175.9 million and $176.1 million, respectively, at December 31, 1995, and $159.8 million and $159.7 million, respectively, at December 31, 1994.

In February 1987, the Registrant sold $100.0 million ($70.0 million after the May 1989 debt exchange) of 8 3/4% Debentures due 2017 with interest payable semiannually. In December 1993, the Registrant redeemed the entire $70.0 million principal amount of these Debentures. The Registrant redeemed the Debentures at 105.425% of the principal amount, plus accrued interest, with the proceeds of the sale of certain securities in its investment portfolios. A $4.0 million charge on debt extinguishment was recorded as a "non-recurring item."

As of December 31, 1995, the Registrant was in compliance with its debt covenants.

Aggregate principal payments on funded debt outstanding at December 31, 1995 are $0 for 1996 through 1998, $30.0 million for 1999 and $300.0 million for 2000 and $350.0 million thereafter.

INCOME TAXES -- The Registrant files a consolidated Federal income tax return with all subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts recoverable from the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable from Subsidiaries in the accompanying Condensed Balance Sheets.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on equity securities of the subsidiaries. These amounts were:


(millions)                                              1995          1994          1993
                                                   ----------------------------------------

Unrealized gains (losses):
Available-for-sale: fixed maturities                 $ 86.1        $(73.4)        $  1.6
                    equity securities                  40.0         (25.4)         (67.6)
Deferred income taxes                                 (44.3)         34.6           22.0
                                                   ----------------------------------------
                                                     $ 81.8        $(64.2)        $(44.0)
                                                   ========================================



OTHER MATTERS -- The information relating to incentive compensation plans is incorporated by reference from Note 8, Employee Benefit Plans, "Incentive Compensation Plans" on page 45 of the Registrant's 1995 Annual Report.

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

                                               Future
                                               policy                 Other
                                               benefits,              policy
                                  Deferred     losses,                claims
                                  policy       claims and             and
                                  acquisition  loss         Unearned  benefits  Premium
Segment                           costs        expenses(2)  premiums  payable   revenue
                                --------------------------------------------------------

Year ended December 31, 1995:
Insurance Lines                   $181.9       $1,610.5     $1,209.6  $   --    $2,727.2
                                ========================================================
Year ended December 31, 1994:
Insurance Lines                   $161.6       $1,434.4     $1,036.7  $   --    $2,191.1
                                ========================================================
Year ended December 31, 1993:
Insurance Lines                   $124.6       $1,348.6     $772.0    $   --    $1,668.7
                                ========================================================




                                            Benefits,    Amortization
                                            claims,      of deferred
                                            losses and   policy        Other      Net
                                Investment  settlement   acquisition   operating  premiums
Segment                         income(1)   expenses(2)  costs         expenses   written
                                ----------------------------------------------------------

Year ended December 31, 1995:
Insurance Lines                 $245.8      $1,943.8     $459.6        $167.2     $2,912.8
                                ==========================================================
Year ended December 31, 1994:
Insurance Lines                 $182.3      $1,397.3     $391.5        $150.8     $2,457.2
                                ==========================================================
Year ended December 31, 1993:
Insurance Lines                 $242.4      $1,028.0     $311.6        $151.3     $1,819.2
                                ==========================================================


(1)Excluding investment expenses of $8.1 million in 1995, $8.7 million in 1994, and $10.2 million in 1993.

(2)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 14 for further discussion.

SCHEDULE IV -- REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

                                                                           Assumed                  Percentage
Year Ended                                                  Ceded to          From                   of Amount
----------                                     Gross           Other         Other                     Assumed
December 31, 1995                             Amount       Companies     Companies     Net Amount       to Net
-----------------                          --------------------------------------------------------------------

Life Insurance in force                    $       .4       $     .1       $ --         $   .3            --
                                           ====================================================================

Premiums earned:
     Accident and health                   $   --           $ --           $ --         $   --            --  %
     Property and liability                   2,895.9          168.8           .1          2,727.2        --
     Life                                      --             --             --             --            --
                                           -------------------------------------------------------



Total premiums earned                      $  2,895.9       $  168.8       $   .1       $  2,727.2        --
                                           =======================================================



December 31, 1994
-----------------
Life Insurance in force                    $       .7       $     .2       $ --          $      .5        --
                                           ====================================================================

Premiums earned:

     Accident and health                   $   --           $ --           $ --          $  --            --  %
     Property and liability                   2,378.4          192.2          4.9          2,191.1         .2
     Life                                      --             --             --             --            --
                                           -------------------------------------------------------

Total premiums earned                      $  2,378.4       $  192.2       $  4.9       $  2,191.1
                                           =======================================================

December 31, 1993
-----------------
Life Insurance in force                    $      1.4       $     .3       $ --         $      1.1        --
                                           ====================================================================

Premiums earned:

Accident and health                        $   --           $ --           $ --          $  --            --  %
Property and liability                        1,808.8          149.8          9.7          1,668.7         .6
Life                                           --             --             --             --            --
                                           -------------------------------------------------------



Total premiums earned                      $  1,808.8       $  149.8       $  9.7       $  1,668.7
                                           =======================================================

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)


                                                                             Paid Losses and
                                Losses and Loss Adjustment Expenses          Loss Adjustment
                                        Incurred Related to                     Expenses
                              --------------------------------------         ---------------
                                   Current                Prior
Year Ended                           Year                 Years
----------                    ------------------     ---------------

December 31, 1995                     $2,002.1            $ (56.6)               $1,729.8
                              ==================     ===============         ==============
December 31, 1994(1)                  $1,539.8            $(142.5)               $1,311.0
                              ==================     ===============         ==============
December 31, 1993                     $1,126.7            $ (98.5)               $  972.2
                              ==================     ===============         ==============


Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 33, for the additional information required in Schedule VI.

(1)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 14 for further discussion.

                                  EXHIBIT INDEX

Exhibit No.
Under Reg.     Form 10-K                                                              If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.  Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
------------------------------------------------------------------------------------------------------------------------------------

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

 (3)(ii)        3(B)        Code of Regulations of Progressive                        Quarterly Report on Form 10-Q
                                                                                      (Filed with SEC on May 6, 1991; see
                                                                                      Exhibit 3(B) therein)

 (4)            4(A)        $4,000,000 Hillsborough County Industrial Development     Annual Report on Form 10-K (Filed with
                            Authority Industrial Development Revenue Bonds, Series    SEC on March 28, 1995; see Exhibit 4(A)
                            1982 (dated December 16, 1982); Loan and Debt Obligation  therein)
                            Agreement; Indenture of Trust; Mortgage and Security
                            Agreement; Unconditional Guaranty

 (4)            4(B)        Indenture dated as of November 15, 1988 between           Annual Report on Form 10-K (Filed with SEC on
                            Progressive and State Street Bank and Trust               March 29, 1994; see Exhibit 4(B) therein)
                            Company (successor in interest to Rhode Island
                            Hospital Trust National Bank), as Trustee
                            ("Subordinated Indenture") (including Table of
                            Contents and cross-reference sheet)

 (4)            4(C)        Form of 10 1/8% Subordinated Notes due 2000 issued in     Annual Report on Form 10-K (Filed with SEC on
                            the aggregate principal amount of $150,000,000 under      March 29, 1994; see Exhibit 4(C) therein)
                            the Subordinated Indenture

 (4)            4(D)        Indenture dated as of November 15, 1988 between           Annual Report on Form 10-K (Filed with SEC on
                            Progressive and State Street Bank and Trust Company       March 29, 1994; see Exhibit 4(D) therein)
                            (successor in interest to The First National Bank of
                            Boston), as Trustee ("1988 Senior Indenture")
                            (including Table of Contents and cross-reference
                            sheet)

                                  EXHIBIT INDEX


Exhibit No.
Under Reg.     Form 10-K                                                              If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.  Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
------------------------------------------------------------------------------------------------------------------------------------

 (4)            4(E)        Form of 10% Notes due 2000 issued in the aggregate        Annual Report on Form 10-K (Filed with SEC on
                            principal amount of $150,000,000 under the 1988           March 29, 1994; see Exhibit 4(E) therein)
                            Senior Indenture

 (4)            4(F)        Form of 8 3/4% Notes due 1999 issued in the               Annual Report on Form 10-K (Filed with SEC on
                            aggregate principal amount of $30,000,000 under the       March 28, 1995; see Exhibit 4(F) therein)
                            1988 Senior Indenture

 (4)            4(G)        $20,000,000 Unsecured Line of Credit with National        Annual Report on Form 10-K (Filed with SEC on
                            City Bank (dated May 23, 1990; renewed May 20, 1992,      March 29, 1994; See Exhibit 4(I) therein)
                            and amended February 1, 1994)

 (4)            4(H)        Indenture dated as of September 15, 1993 between          Quarterly Report on Form 10-Q (Filed with SEC
                            Progressive and State Street Bank and Trust Company       on November 5, 1993; see Exhibit 4(A) therein)
                            (successor in interest to The First National Bank of
                            Boston), as Trustee ("1993 Senior Indenture")
                            (including Table of Contents and cross-reference
                            sheet)

 (4)            4(I)        Form of 7% Notes due 2013 issued in the aggregate         Quarterly Report on Form 10-Q (Filed with SEC
                            principal amount of $150,000,000 under the 1993           on November 5, 1993; see Exhibit 4(B) therein)
                            Senior Indenture

 (4)            4(J)        Form of 6.60% Notes due 2004 issued in the aggregate      Annual Report on Form 10-K (Filed with SEC on
                            principal amount of $200,000,000 under the 1993           March 29, 1994; see Exhibit 4(L) therein)
                            Senior Indenture

(4)             4(K)        Supplemental Indenture dated March 15, 1996 between       Contained in Exhibit Binder
                            the Registrant and State Street Bank and Trust
                            Company, evidencing the designation of State Street
                            Bank and Trust Company, as successor Trustee under
                            the 1993 Senior Indenture

                                  EXHIBIT INDEX

Exhibit No.
Under Reg.     Form 10-K                                                              If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.  Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
------------------------------------------------------------------------------------------------------------------------------------

(10)(ii)        10(A)       Construction Contract dated March 2, 1993 between         Annual Report on Form 10-K (Filed with SEC on
                            Progressive Casualty Insurance Company and The            March 30, 1993; see Exhibit 10(A) therein)
                            Whiting-Turner Contracting Company

(10)(iii)       10(B)       The Progressive Corporation 1995 Gainsharing Plan,        Contained in Exhibit Binder
                            as amended on December 8, 1995

(10)(iii)       10(C)       The Progressive Corporation 1995 Executive Bonus          Contained in Exhibit Binder
                            Plan, as amended on December 8, 1995 and as further
                            amended on February 21, 1996

(10)(iii)       10(D)       The Progressive Corporation Directors Deferral Plan       Quarterly Report on Form 10-Q (Filed with SEC
                            (Amendment and Restatement)                               on November 13, 1991; see Exhibit 10(B)
                                                                                      therein)

(10)(iii)       10(E)       The Progressive Corporation 1989 Incentive Plan           Annual Report on Form 10-K (Filed with SEC on
                            (amended and restated as of April 24, 1992, as            March 30, 1993; see Exhibit 10(G) therein)
                            further amended on July 1, 1992 and February 5,
                            1993)

(10)(iii)       10(F)       Share Option Agreement dated March 17, 1989, between      Annual Report on Form 10-K (Filed with SEC on
                            Progressive and David M. Schneider                        March 28, 1995; see Exhibit 10(H) therein)

(10)(iii)       10(G)       The Progressive Corporation 1990 Directors' Stock         Quarterly Report on Form 10-Q (Filed with SEC
                            Option Plan (Amended and Restated as of April 24,         on November 12, 1992; see Exhibit 10(A)
                            1992 as further amended on July 1, 1992)                  therein)

(10)(iii)       10(H)       Agreement dated March 11, 1996 with Bruce W. Marlow       Contained in Exhibit Binder

                                  EXHIBIT INDEX

Exhibit No.
Under Reg.     Form 10-K                                                              If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.  Description of Exhibit                                    Which Exhibit was Previously Filed with SEC
------------------------------------------------------------------------------------------------------------------------------------

(10)(iii)       10(I)       The Progressive Corporation 1995 Incentive Plan           Annual Report on Form 10-K (Filed with SEC
                                                                                      on March 28, 1995; see Exhibit 10(L) therein)

(10)(iii)       10(J)       The Progressive Corporation Executive Deferred            Annual Report on Form 10-K (Filed with SEC
                            Compensation Plan                                         on March 28, 1995; see Exhibit 10(M) therein

 (11)           11          Computation of Earnings Per Share                         Contained in Exhibit Binder

 (13)           13          The Progressive Corporation 1995 Annual Report            Contained in Exhibit Binder

 (21)           21          Subsidiaries of The Progressive Corporation               Contained in Exhibit Binder

 (23)           23          Consent of Independent Accountants                        Incorporated herein by reference to page 26
                                                                                      of this Annual Report on Form 10-K

 (24)           24          Powers of Attorney                                        Contained in Exhibit Binder

 (27)           27          Financial Data Schedule                                   This exhibit is contained in the EDGAR filing
                                                                                      of the Annual Report on Form 10-K for the year
                                                                                      ended December 31, 1995 only

 (28)           28          Schedule P as Filed with State Regulatory Authorities     Contained in Exhibit Binder


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.