Form 10-Q
period 1996-03-31
PROGRESSIVE CORP/OH/
filed 1996-05-01
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               ---------------------------------------------

                                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number                    1-9518
                       ---------------------------------------------

                           THE PROGRESSIVE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                              34-0963169
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  6300 Wilson Mills Road, Mayfield Village, Ohio                    44143
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                 (216) 461-5000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes [X] No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Shares, $1.00 par value: 72,243,975 outstanding at March 31, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

Three months ended March 31,                                         1996           1995           % Change
- ------------------------------------------------------------------------------------------------------------
(millions - except per share amounts)


NET PREMIUMS WRITTEN                                             $810.2        $  686.9                 18
                                                         ===============================


REVENUES
Premiums earned                                                  $732.0        $  624.3                 17
Investment income                                                  52.7            44.8                 18
Net realized gains on security sales                                4.9            15.4                (68)
Service revenues                                                    9.4             9.3                  1
                                                         ------------------------------
    Total revenues                                                799.0           693.8                 15
                                                         ------------------------------


EXPENSES
Losses and loss adjustment expenses                               525.4           436.9                 20
Policy acquisition costs                                          120.1           106.6                 13
Other underwriting expenses                                        41.0            44.0                 (7)
Investment expenses                                                 1.8             2.1                (14)
Service expenses                                                    9.3             8.4                 11
Interest expense                                                   14.3            14.3                 --
                                                         ------------------------------
    Total expenses                                                711.9           612.3                 16
                                                         ------------------------------


NET INCOME
Income before income taxes                                         87.1            81.5                  7
Provision for income taxes                                         23.8            20.8                 14
                                                         ------------------------------
Net income                                                       $ 63.3        $   60.7                  4
                                                         ==============================


PER SHARE
    Primary                                                       $  .82       $     .79                 4
    Fully diluted                                                    .82             .79                 4
WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES
    Primary                                                        74.6            74.0                  1
    Fully diluted                                                  74.6            74.1                  1



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                      March 31,      December 31,
                                                                    ---------------------------------------------
                                                                             1996          1995              1995
- -----------------------------------------------------------------------------------------------------------------
(millions)
ASSETS
Investments:
Held-to-maturity:
    Fixed maturities, at amortized cost (market: $329.0)                $      --      $  321.0      $         --
Available-for-sale:
    Fixed maturities, at market (amortized cost:
         $3,112.1, $2,219.0 and $2,729.5)                                 3,120.4       2,201.8           2,772.9
    Equity securities, at market
         Preferred stocks (cost: $327.9, $286.0 and $379.4)                 329.9         282.5             382.3
         Common stocks (cost: $337.8, $148.4 and $277.6)                    368.6         156.9             310.0
    Short-term investments, at amortized cost
         (market: $248.5, $298.5 and $302.8)                                248.5         298.5             302.8
                                                                    ---------------------------------------------
             Total investments                                            4,067.4       3,260.7           3,768.0
Cash                                                                         13.9          15.2              16.2
Accrued investment income                                                    41.3          36.5              39.8
Premiums receivable, net of allowance
    for doubtful accounts of $19.0, $16.4 and $19.2                         721.9         574.4             649.9
Reinsurance recoverables                                                    333.7         387.7             338.1
Prepaid reinsurance premiums                                                 78.5          77.0              70.5
Deferred acquisition costs                                                  186.2         170.9             181.9
Income taxes                                                                 54.1          88.4              58.3
Property and equipment, net of accumulated
    depreciation of $133.6, $121.4 and $128.7                               165.1         149.2             159.2
Other assets                                                                 24.6          90.9              70.6
                                                                    ---------------------------------------------
                 Total assets                                            $5,686.7      $4,850.9          $5,352.5
                                                                    =============================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                        $1,295.8      $1,093.1          $1,209.6
Loss and loss adjustment expense reserves                                 1,653.8       1,486.0           1,610.5
Policy cancellation reserve                                                  37.5          43.3              40.8
Accounts payable and accrued expenses                                       517.1         310.9             339.9
Funded debt                                                                 675.9         675.7             675.9
                                                                    ---------------------------------------------
             Total liabilities                                            4,180.1       3,609.0           3,876.7
                                                                    ---------------------------------------------
Shareholders' equity:
    9 3/8% Serial Preferred Shares, Series A (issued
         and outstanding, 3.2, 3.5 and 3.4)                                  78.4          85.8              83.6
    Common Shares, $1.00 par value (treasury shares of
         10.9, 11.2 and 11.0)                                                72.2          71.8              72.1
    Paid-in capital                                                         380.0         368.9             374.8
    Net unrealized appreciation (depreciation) on
         investment securities                                               26.6          (7.9)             51.1
    Retained earnings                                                       949.4         723.3             894.2
                                                                    ---------------------------------------------
             Total shareholders' equity                                   1,506.6       1,241.9           1,475.8
                                                                    ---------------------------------------------
                 Total liabilities and shareholders' equity              $5,686.7      $4,850.9          $5,352.5
                                                                    =============================================



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


Three months ended March 31,                                                             1996         1995
- ----------------------------------------------------------------------------------------------------------
(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                          $63.3      $  60.7
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                5.2          4.8
             Net realized gains on security sales                                        (4.9)       (15.4)
         Changes in:
                 Unearned premiums                                                       86.2         56.4
                 Loss and loss adjustment expense reserves                               43.3         51.6
                 Accounts payable and accrued expenses                                   29.7        (12.5)
                 Policy cancellation reserve                                             (3.3)        (4.0)
                 Prepaid reinsurance premiums                                            (8.0)         6.2
                 Reinsurance recoverables                                                 4.4         (8.0)
                 Premiums receivable                                                    (72.0)       (32.0)
                 Deferred acquisition costs                                              (4.3)        (9.3)
                 Income taxes                                                            17.3          2.4
                 Other, net                                                               2.2          8.8
                                                                              -----------------------------
                      Net cash provided by operating activities                         159.1         109.7

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases:
         Available-for-sale: fixed maturities                                        (1,663.8)       (752.9)
                             equity securities                                         (178.8)       (249.8)
    Sales:
         Available-for-sale: fixed maturities                                         1,174.5         510.8
                             equity securities                                          161.2         288.1
    Maturities, paydowns, calls and other:
         Held-to-maturity:  fixed maturities                                               --          16.0
         Available-for-sale: fixed maturities                                            98.8         164.4
                             equity securities                                           17.9           9.1
    Net (purchases) sales of short-term investments                                      54.3         (19.4)
    (Receivable) payable on securities                                                  193.7         (68.9)
    Purchase of property and equipment                                                  (11.1)        (11.6)
                                                                              ------------------------------
                      Net cash used in investing activities                            (153.3)       (114.2)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                               3.3           6.3
    Tax benefit from exercise of stock options                                            2.4           6.1
    Payments on funded debt                                                               (.1)          (.1)
    Dividends paid to shareholders                                                       (5.9)         (6.0)
    Acquisition of treasury shares                                                       (7.8)           --
                                                                              ------------------------------
                      Net cash provided by (used in) financing activities                (8.1)          6.3
                                                                              ------------------------------
Increase (decrease) in cash                                                              (2.3)          1.8
    Cash, January 1                                                                      16.2          13.4
                                                                              ------------------------------
    Cash, March 31                                                                      $13.9       $  15.2
                                                                              ==============================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


          NOTE 1 Supplemental Cash Flow Information -- The Company paid income taxes of $0 and $6.5 million for the periods ended March 31, 1996 and 1995, respectively. Total interest paid was $6.6 million for both periods which ended March 31, 1996 and 1995, respectively.

          NOTE 2 Funded debt at March 31 consisted of:

                                                         1996                                          1995
                                          --------------------------------              --------------------------------
                                                                    Market                                        Market
                                                 Cost                Value                     Cost               Value
                                          -----------           ----------              -----------          -----------
6.60% Notes                                    $198.7               $195.3                   $198.6               $182.5

7% Notes                                        148.3                142.5                    148.2                130.8

8 3/4% Notes                                     29.3                 32.0                     29.1                 31.2

10% Notes                                       149.5                170.5                    149.4                165.3

10 1/8% Subordinated Notes                      149.4                171.1                    149.3                165.7

Other Funded debt                                  .7                   .7                      1.1                  1.1

                                          -----------           ----------              -----------          -----------
                                               $675.9               $712.1                   $675.7               $676.6
                                          ===========           ==========              ===========          ===========


         NOTE 3 On March 31, 1996, the Company paid a quarterly dividend of $.055 per Common Share and a regular quarterly dividend of approximately $.59 per share on the 9 3/8% Serial Preferred Shares, Series A, to shareholders of record as of the close of business on March 8, 1996. Both dividends were declared by the Board of Directors on February 9, 1996.

On April 16, 1996, the Company called for redemption, on May 31, 1996, all of its outstanding 9 3/8% Serial Preferred Shares, Series A. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion.

On April 26, 1996, the Board of Directors declared a quarterly dividend of $.055 per Common Share, payable June 30, 1996, to shareholders of record as of the close of business on June 14, 1996.

         NOTE 4 Certain amounts in the consolidated financial statements for prior periods were reclassified to conform with the 1996 presentation.

         NOTE 5 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the results expected for the full year.

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.



RESULTS OF OPERATIONS

For the first quarter 1996, operating income, which excludes net realized gains and losses on security sales, was $60.2 million, or $.78 per share, compared to $50.7 million, or $.66 per share, last year. The combined ratio was 93.8, compared to 94.1 for the first quarter 1995.

Net premiums written increased 18% over the first quarter 1995, primarily reflecting an increase in unit sales. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 17% for the quarter. Service revenue increased 1% to $9.4 million for the quarter.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased as a percentage of premiums earned to 72% for the quarter, compared to 70% in 1995. Policy acquisition costs and other underwriting expenses as a percentage of premiums earned decreased to 22% for the first quarter, compared to 24% in 1995. Service expenses increased 11% for the quarter, primarily reflecting an increase in loss adjustment expense reserves.

Recurring investment income (interest and dividends) increased 18% for the quarter, primarily reflecting an increase in the average investment portfolio. The Company had net realized gains on security sales of $4.9 million for the quarter, compared to $15.4 million in the first quarter of 1995. At March 31, 1996, the Company's portfolio had $41.1 million in total unrealized gains, compared to $78.7 million at December 31, 1995, primarily reflecting an increase in interest rates as evidenced by the 3-year treasury note yield increasing from 5.2% to 5.9% during the quarter.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($3,276.4 million, or 80.6%, at March 31, 1996 and $2,617.0 million, or 80.3%, at March 31, 1995). Long-term investment-grade fixed-income securities represented $86.1 million, or 2.1%, and $53.7, or 1.6%, of the total investment portfolio at March 31, 1996 and 1995, respectively. The duration of the fixed-income portfolio was 2.8 years at March 31, 1996, compared to 1.9 years at March 31, 1995.

Equity investments are comprised of preferred stocks ($329.9 million, or 8.1%, in 1996 and $282.5 million, or 8.7%, in 1995), and common stocks ($368.6 million, or 9.1%, in 1996 and $156.9 million, or 4.8%, in 1995).
The increase in common stocks reflects the Company's objective to increase its position in common stock investments to 15% of the entire portfolio and to optimize value and further diversify the portfolio through foreign equity investments. As of March 31, 1996 and 1995, the non-investment-grade fixed-income securities of the Company were $6.4 million, or .1%, and $150.6 million, or 4.6%, respectively, of the total investment portfolio.

The Company's financial instruments with off-balance-sheet risk had a   net
market value of $2.6 million as of March 31, 1996, compared to a $.6 million loss as of March 31, 1995.


The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.7% and 6.8% for the quarters ended March 31, 1996 and 1995, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 1996, operations generated a positive cash flow of $159.1 million. During the first quarter, 51,960 Common Shares were repurchased in conjunction with various employee benefit plans at an average cost of $44.95 per share and 216,000 9 3/8% Serial Preferred Shares, Series A, were repurchased in the open market at an average cost of $25.64 per share.

On April 16, 1996, the Company called for redemption, on May 31, 1996, all of its outstanding 9 3/8% Serial Preferred Shares, Series A. The redemption will be made at the redemption price of $25.00 per share plus accrued but unpaid dividends through the redemption date. From and after the redemption date, dividends will cease to accrue on the Preferred Shares. The Company may fund the redemption through operating cash flows or by issuing notes or other debt securities in a partial take-down under its $200 million shelf registration, which became effective March 29, 1996.

On April 26, 1996, the Board of Directors reset, at 6 million, the Company's authorization to repurchase Common Shares from time to time in the open market or otherwise when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company. The acquired shares may be used in connection with employee stock benefit plans, held for other purposes or retired.

RECENT DEVELOPMENTS

         During the first quarter, the Company finalized its plans to reorganize its operating structure to bring the Company closer to its customers and deliver better, faster service. The new structure is organized around five processes (product, brand, buying, ownership and claims), each led by a process leader, and is designed to enhance the Company's distribution channels, enable quicker implementation of product and process improvements, and continue the Company's efforts to reduce operating expenses through streamlined work flow. As part of the reorganization, the Company created a ten person Policy Team, which will be the focal point for setting companywide policy, strategy and priorities. The Policy Team consists of -- Alan Bauer (Buying), Chuck Chokel (Chief Financial Officer), Allan Ditchfield (Chief Information Officer), Tom Forrester (Ownership), Willy Graves (Claims), Daniel Lewis (South Florida Community Manager), Peter Lewis (Chief Executive Officer), Bob McMillan (Product), Glenn Renwick (Brand) and Tiona Thompson (Chief Human Resources Officer). All Policy Team members will report to Peter Lewis.

                      PART II - OTHER INFORMATION


ITEM 4.     Submission of Matters to a Vote of Security Holders.

            At the April 26, 1996 Annual Meeting of the Shareholders of the Company, 69,630,628 Common Shares were represented in person or by proxy.

            At the meeting, the shareholders elected the eight directors named below, each to serve for a term of one year. The votes cast for each director were as follows:


                                                                             For                 Withheld
                                                                          ----------             --------
           Milton N. Allen                                                69,415,955             214,673
           B. Charles Ames                                                69,430,635             199,993
           Stephen R. Hardis                                              69,438,985             191,643
           Janet Hill                                                     69,441,156             189,472
           Peter B. Lewis                                                 69,404,053             226,575
           Norman S. Matthews                                             69,434,943             195,685
           Donald B. Shackelford                                          69,412,867             217,761
           Paul B. Sigler                                                 69,434,017             196,611


ITEM 5.   Other Information.

The form of Non-Qualified Stock Option Agreement (single award) and form of Non-Qualified Stock Option Agreement (multiple awards) under The Progressive Corporation 1989 Incentive Plan (collectively "NQSO Agreement Forms") are filed as Exhibits 10(B) and 10(C), respectively, to this Form 10-Q in order to supplement and amend the Company's Form S-8 Registration Statement No. 33-33240, filed with the Securities and Exchange Commission (the "Commission") on January 31, 1990, and Form S-8 Registration Statement No. 33-64210, filed with the Commission on June 10, 1993 (collectively, the "Registration Statements"). The Registration Statements incorporate by reference this Form 10-Q and, upon the filing of this Form 10-Q with the Commission, the NQSO Agreement Forms shall be incorporated into said Registration Statements as Exhibits 4(b)(2) and 4(b)(3) thereto, respectively.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                See exhibit index on page 10.


           (b)  Reports on Form 8-K during the quarter ended March 31, 1996:
                None

                               SIGNATURES
                               ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE PROGRESSIVE CORPORATION
                                      ---------------------------
                                      (Registrant)







Date:  May 1, 1996                    BY:  /s/ DAVID M. SCHNEIDER
       ---------------------               ----------------------
                                           David M. Schneider
                                           Secretary






Date:  May 1, 1996                    BY:  /s/ CHARLES B. CHOKEL
       ---------------------              ---------------------
                                           Charles B. Chokel
                                           Treasurer and Chief Financial Officer


                                                   EXHIBIT INDEX
                                                   -------------


           Exhibit No.                  Form 1O-Q
           Under Reg.                   Exhibit
           S-K, Item 601                 No.                   Description of Exhibit
           -------------                ---------              ----------------------

              (10)                        10(A)                The Progressive Corporation 1996 Process
                                                               Management Bonus Plan

              (10)                        10(B)                Form of Non-Qualified Stock Option
                                                               Agreement under The Progressive Corporation
                                                               1989 Incentive Plan (single award)

              (10)                        10(C)                Form of Non-Qualified Stock Option
                                                               Agreement under The Progressive Corporation
                                                               1989 Incentive Plan (multiple awards)

              (11)                        11                   Computation of Earnings Per Share

              (12)                        12(A)                Computation of Ratio of Earnings to Fixed
                                                               Charges

              (12)                        12(B)                Computation of Ratio of Earnings to Combined
                                                               Fixed Charges and Preferred Share Dividend
                                                               Requirements

              (27)                        27                   Financial Data Schedule