Form 10-Q
period 1996-06-30
PROGRESSIVE CORP/OH/
filed 1996-07-31
CIK 80661

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               --------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ----------------------

Commission File Number                1-9518
                      -----------------------------------------------------

                           THE PROGRESSIVE CORPORATION
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                              34-0963169
- ---------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 6300 Wilson Mills Road, Mayfield Village, Ohio           44143
- ---------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (216) 461-5000
- ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Shares $1 par value: 71,354,898 outstanding at June 30, 1996

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                    Three Months                             Six Months
                                                     -----------------------------------       ------------------------------
Periods Ended June 30,                                     1996    1995         % Change       1996         1995     % Change
- -----------------------------------------------------------------------------------------      ------------------------------
(millions - except per share amounts)

NET PREMIUMS WRITTEN                                     $875.1     $754.4            16      $1,685.3  $1,441.3           17
                                                     ======================                ======================
REVENUES

Premiums earned                                          $784.5     $677.4            16      $1,516.5  $1,301.7           17
Investment income                                          53.4       50.0             7         106.2      94.8           12
Net realized gains (losses) on security sales              (0.2)      22.1            --           4.7      37.5          (87)
Service revenues                                           10.4       10.0             4          19.8      19.3            3
                                                     ----------------------                ----------------------
    Total revenues                                        848.1      759.5            12       1,647.2   1,453.3           13
                                                     ----------------------                ----------------------
EXPENSES
Losses and loss adjustment expenses                       538.6      494.6             9       1,064.1     931.5           14
Policy acquisition costs                                  119.4      114.0             5         239.5     220.6            9
Other underwriting expenses                                51.3       40.9            25          92.2      84.9            9
Investment expenses                                         1.4        2.5           (44)          3.2       4.6          (30)
Service expenses                                           12.3        8.8            40          21.6      17.2           26
Interest expense                                           15.0       14.2             6          29.3      28.5            3
                                                     ----------------------                ----------------------
    Total expenses                                        738.0      675.0             9       1,449.9   1,287.3           13
                                                     ----------------------                ----------------------
NET INCOME
Income before income taxes                                110.1       84.5            30         197.3     166.0           19
Provision for income taxes                                 31.7       23.7            34          55.5      44.5           25
                                                     ----------------------                ----------------------
Net income                                               $ 78.4    $  60.8            29      $  141.8   $ 121.5           17
                                                     ======================                ======================

PER SHARE
    Primary                                              $ 1.01    $   .79            28      $   1.83   $  1.59           15
    Fully diluted                                          1.01        .79            28          1.83      1.59           15

WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES
    Primary                                                73.6       74.0            (1)         74.1      74.0           --
    Fully diluted                                          73.7       74.0            --          74.1      74.0           --

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                        June 30,                December 31,
                                                                            ----------------------------        ---------------
                                                                                  1996          1995                       1995
- ---------------------------------------------------------------------------------------------------------------------------------
(millions)
ASSETS
Investments:
    Held-to-maturity:
         Fixed maturities, at amortized cost (market: $318.8)               $         --       $309.7                   $     --
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $3,098.5, $2,347.9 and $2,729.5)                                    3,091.2      2,349.8                    2,772.9
         Equity securities, at market
             Preferred stocks (cost: $298.2, $315.2 and $379.4)                    298.2        314.8                      382.3
             Common stocks (cost: $335.8, $213.1 and $277.6)                       381.9        230.1                      310.0
    Short-term investments, at amortized cost (market $297.7, $280.7,
         and $302.8)                                                               297.7        280.7                      302.8
                                                                          ----------------------------         ------------------
             Total investments                                                   4,069.0      3,485.1                    3,768.0
Cash                                                                                11.2         13.2                       16.2
Accrued investment income                                                           50.1         39.1                       39.8
Premiums receivable, net of allowance for doubtful accounts of
    $20.4, $16.4, and $19.2                                                        794.1        622.8                      649.9
Reinsurance recoverables                                                           315.8        374.3                      338.1
Prepaid reinsurance premiums                                                        91.5         81.6                       70.5
Deferred acquisition costs                                                         193.9        183.7                      181.9
Income taxes                                                                        77.8         88.8                       58.3
Property and equipment, net of accumulated depreciation of
    $138.5, $119.3 and $128.7                                                      166.9        152.7                      159.2
Other assets                                                                        23.4         37.9                       70.6
                                                                          ----------------------------         ------------------
    Total assets                                                                $5,793.7     $5,079.2                   $5,352.5
                                                                          ============================         ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                               $1,399.4     $1,174.7                   $1,209.6
Loss and loss adjustment expense reserves                                        1,693.3      1,546.2                    1,610.5
Policy cancellation reserve                                                         39.8         40.5                       40.8
Accounts payable and accrued expenses                                              426.1        324.0                      339.9
Funded debt                                                                        775.6        675.7                      675.9
                                                                          ----------------------------         ------------------
         Total liabilities                                                       4,334.2      3,761.1                    3,876.7
                                                                          ----------------------------         ------------------
Shareholders' equity:
    9 3/8% Serial Preferred Shares, Series A (issued and outstanding:
         0, 3.5 and 3.4)                                                              --         85.8                       83.6
    Common Shares, $1.00 par value
         (treasury shares of 11.7, 11.2 and 11.0)                                   71.3         71.9                       72.1
    Paid-in capital                                                                376.3        370.4                      374.8
    Net unrealized appreciation on investment securities                            25.2         12.0                       51.1
    Retained earnings                                                              986.7        778.0                      894.2
                                                                          ----------------------------         ------------------
         Total shareholders' equity                                              1,459.5      1,318.1                    1,475.8
                                                                          ----------------------------         ------------------
             Total liabilities and shareholders' equity                         $5,793.7     $5,079.2                   $5,352.5
                                                                          ============================         ==================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended June 30,                                             1996         1995
- ----------------------------------------------------------------------------------------
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $    141.8  $    121.5
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                              12.8        10.0
             Net realized gains on security sales                       (4.7)      (37.5)
         Changes in:
             Unearned premiums                                         189.8       138.0
             Loss and loss adjustment expense reserves                  82.8       111.8
             Accounts payable and accrued expenses                      55.6         0.6
             Policy cancellation reserve                                (1.0)       (6.8)
             Prepaid reinsurance                                       (21.0)        1.6
             Reinsurance recoverables                                   22.3         5.4
             Premiums receivable                                      (144.2)      (80.4)
             Deferred acquisition costs                                (12.0)      (22.1)
             Income taxes                                               (5.5)       (8.8)
             Other, net                                                 (3.9)       12.6
                                                                  ----------------------
                  Net cash provided by operating activities            312.8       245.9
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Held-to-maturity:   fixed maturities                             --        (0.2)
         Available-for-sale: fixed maturities                       (2,233.4)   (1,530.4)
                             equity securities                        (280.0)     (526.3)
    Sales:
         Available-for-sale: fixed maturities                        1,649.6     1,080.7
                             equity securities                         287.2       477.9
    Maturities, paydowns, calls and other:
         Held-to-maturity:   fixed maturities                             --        26.7
         Available-for-sale: fixed maturities                          202.2       254.1
                             equity securities                          25.6        10.4
    Net (purchases) sales of short-term investments                      5.1        (1.6)
    (Receivable) payable on securities                                  76.8       (18.1)
    Purchases of property and equipment                                (18.1)      (21.0)
                                                                  ----------------------
                  Net cash used in investing activities               (285.0)     (247.8)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                              4.1         7.2
    Tax benefits from exercise of stock options                          2.9         6.8
    Proceeds from funded debt                                           99.6          --
    Payments on funded debt                                             (0.2)       (0.2)
    Redemption of Preferred Shares                                     (80.8)         --
    Dividends paid to shareholders                                     (11.1)      (12.1)
    Acquisition of treasury shares                                     (47.3)         --
                                                                  -----------------------
         Net cash provided by (used in) financing activities           (32.8)        1.7
                                                                  ----------------------
    Decrease in cash                                                    (5.0)       (0.2)
    Cash, January 1                                                     16.2        13.4
                                                                  -----------------------
    Cash, June 30                                                 $     11.2  $     13.2
                                                                  ======================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 Supplemental Cash Flow Information. The Company paid income taxes of $52.4 million and $40.5 million for the six months ended June 30, 1996 and 1995, respectively. Total interest paid was $28.3 million for each of the six months ended June 30, 1996 and 1995.

NOTE 2 On May 31, 1996, the Company redeemed all of its remaining outstanding
9 3/8% Serial Preferred Shares, Series A (Cumulative, Liquidation Preference $25.00 per share) ("Preferred Shares") at a total cost of $82.1 million, including accrued but unpaid dividends through the redemption date. The redemption was funded through the sale on May 28, 1996, of $100 million of the Company's 7.30% Notes due 2006 at par in an underwritten public offering. The remaining proceeds of the offering were added to the investment portfolios of the Company's subsidiaries and will be available for general corporate purposes, which may include supporting premium growth.

NOTE 3 Funded debt at June 30 consisted of:

                                                 1996                                1995
                                    ---------------------------------    --------------------------------
                                                      Market                              Market
                                    Cost              Value              Cost             Value
                                    --------------    ---------------    --------------   ---------------
7.3% Notes                           $       99.6     $         99.6     $          --    $           --
6.6% Notes                                  198.8              192.9             198.6             196.3
7.0% Notes                                  148.3              141.0             148.3             142.6
8 3/4% Notes                                 29.4               31.6              29.1              32.3
10% Notes                                   149.5              167.6             149.4             173.1
10 1/8% Subordinated Notes                  149.4              168.0             149.3             173.0
Other funded debt                             0.6                0.6               1.0               1.0
                                    --------------    ---------------    --------------   ---------------
                                    $       775.6     $        801.3     $       675.7    $        718.3
                                    ==============    ===============    ==============   ===============


NOTE 4 On June 30, 1996, the Company paid a quarterly dividend of $.055 per Common Share to shareholders of record as of the close of business on June 14, 1996. The dividend was declared by the Board of Directors on April 26, 1996.

On July 26, 1996, the Board of Directors declared a quarterly dividend of $.06 per Common Share, payable September 30, 1996, to shareholders of record as of the close of business on September 13, 1996.

NOTE 5 Certain amounts in the consolidated financial statements for prior periods were reclassified to conform with the 1996 presentation.

NOTE 6 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

RESULTS OF OPERATIONS

For the second quarter 1996, operating income, which excludes net realized gains (losses) on security sales and one-time items, was $78.5 million, or $1.05 per share, compared to $46.4 million, or $.60 per share, last year. The increase was due primarily to favorable underwriting results as discussed below. During the quarter, the Company redeemed all of its outstanding Preferred Shares at a liquidation price of $25.00 per share, which exceeded its carrying value of $24.11 per share, resulting in a one-time $.04 per share impact. The combined ratio was 90.4, compared to 95.9 for the second quarter 1995. For the six months ended June 30, 1996, operating income was $138.7 million, or $1.83 per share, compared to $97.1 million, or $1.26 per share, in 1995. The year-to-date combined ratio was 92.0, compared to 95.0 last year.

Net premiums written increased 16% over the second quarter 1995 and 17% year-to-date, primarily reflecting an increase in unit sales. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 16% for the quarter and 17% for the first six months. Service revenue increased 4% to $10.4 million for the quarter and 3% to $19.8 million for the first six months.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, and costs to settle these claims, decreased as a percentage of premiums earned to 69% for the quarter, compared to 73% in 1995. The lower loss ratio was primarily attributable to declining severity not anticipated by our pricing. In addition, 1995 results included $7.9 million of losses from storms that hit Texas and Louisiana. Year-to-date claim costs were 70%, compared to 72% last year.

Policy acquisition costs and other underwriting expenses were 22% of premiums earned for the second quarter, compared to 23% in 1995, and 22% for the first six months, compared to 23% last year. Service expenses increased 40% for the quarter and 26% for the first six months, primarily due to the costs associated with acquiring a majority interest in a company which provides vehicle inspection services.

Recurring investment income (interest and dividends) increased 7% for the quarter and 12% for the first six months, reflecting an increase in the average investment portfolio, partially offset by an increase in the common stock portfolio, and a decrease in the pretax yields. The Company had net realized gains (losses) on security sales of $(.2) million and $4.7 million for the quarter and first six months, respectively, compared to $22.1 million and $37.5 million in 1995. On June 30, 1996, the Company's portfolio had $38.8 million in total unrealized gains, compared to $78.7 million at December 31, 1995, primarily reflecting an increase in interest rate levels as evidenced by the 3-year treasury note yield increasing from 5.2% to 6.3% during the first six months.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($3,304.5 million, or 81.2%, at June 30, 1996, and $2,764.2 million, or 79.4%, at June 30, 1995).

Long-term investment-grade fixed-income securities represented $69.8 million, or 1.7%, and $101.4 million, or 2.9%, of the total investment portfolio at June 30, 1996 and 1995, respectively. The duration of the fixed-income portfolio was 2.8 years at June 30, 1996, compared to 1.8 years at June 30, 1995.

Equity investments are comprised of preferred stocks ($298.2 million or 7.3% in 1996 and $314.8 million or 9.0% in 1995) and common stocks ($381.9 million or 9.4% in 1996 and $230.1 million or 6.6% in 1995). The increase in common stocks reflects the Company's objective to increase its position in common stock investments to 15% of the entire portfolio and to optimize returns and further diversify the portfolio through foreign equity investments. As of June 30, 1996 and 1995, the non-investment-grade fixed-income portfolio of the Company was $14.6 million, or .4%, and $74.6 million, or 2.1%, respectively, of the total investment portfolio.

The Company's financial instruments with off-balance-sheet risk had net unrealized gains (losses) of $1.5 million, compared to $(.2) million as of June 30, 1996 and 1995, respectively.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.6% and 6.9% for the six months ended June 30, 1996 and 1995, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 1996, operations generated a positive cash flow of $312.8 million. During the first six months, the Company repurchased 993,560 Common Shares at an average cost of $41.55 per share. During the second quarter, the Company repurchased 941,600 Common Shares at an average cost of $41.36 per share.

On May 28, 1996, the Company sold $100 million of its 7.30% Notes due 2006 at par in an underwritten public offering. The net proceeds of $99.6 million (after underwriting discount and expenses) were used primarily to fund the Preferred Share redemption (see below). The remaining proceeds were added to the investment portfolios of the Company's subsidiaries and will be available for general corporate purposes, which may include supporting premium growth.

On May 31, 1996, the Company redeemed all of its remaining outstanding Preferred Shares at a total cost of $82.1 million, including accrued but unpaid dividends through the redemption date. The redemption was funded through the Company's debt offering.

RECENT DEVELOPMENTS

The Company has entered into a Settlement Stipulation with the California Department of Insurance to settle Pro-West Insurance Company's Proposition 103 rollback obligation for the sum of $1,750,000. The Settlement Stipulation must be approved by an administrative law judge and the Insurance Commissioner before becoming final. The Company has sought indemnification for this liability from the sellers from whom Pro-West was acquired in October 1990, in accordance with the terms of the acquisition agreements, but the sellers have disputed such obligation. In July 1996, the Company reached an agreement with the sellers to settle the dispute. Under the settlement, the sellers have agreed to reimburse Pro-West in the amount of at least $1,055,000, and potentially up to the full amount of the rollback obligation plus certain expenses, depending on the timing and circumstances of the indemnity payment.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2.   Changes in Securities

          On May 28, 1996, the Company sold $100 million of its 7.30% Notes due 2006 (the "Notes") in an underwritten public offering. The Notes rank on a parity with all other current and future unsecured and unsubordinated indebtedness of the Company and prior to the subordinated indebtedness and the Common Shares of the Company, as well as any preferred shares that may be outstanding hereafter.

          If certain defaults occur with respect to the Notes, no payment may be made by the Company on account of the principal of or interest on, or to acquire, any of the subordinated indebtedness until the Notes have been paid in full or such defaults have been cured or waived. Upon any acceleration of the principal of the subordinated indebtedness, or upon any payment by the Company or distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization involving the Company, whether voluntary or involuntary, or in bankruptcy or insolvency, all amounts due or to become due upon the Notes must be paid in full or provided for before any payment may be made on account of the subordinated indebtedness. As a consequence, in the event of any such bankruptcy, insolvency or similar event, holders of the Company's subordinated indebtedness may recover less, ratably, than the holders of the Notes and certain other indebtedness of the Company. Further, under Ohio law, upon any dissolution or winding up of the Company, payment of the indebtedness evidenced by the Notes, and other obligations of the Company, must be made or adequately provided for prior to the distribution of any remaining assets to holders of the Company's Common Shares and any preferred shares which may be then outstanding.

ITEM 5.   Other Information

          On May 31, 1996, the Registrant redeemed all of its outstanding Preferred Shares. The redemption was made at the redemption price of $25.00 per share, plus accrued and unpaid dividends therein to the date of redemption.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               See exhibit index on page 12.

(b)       Reports on Form 8-K during the quarter ended June 30, 1996:

          On April 3, 1996, the Registrant filed a Form 8-K to report the voluntary resignation of Chief Operating Officer, Bruce W. Marlow. Mr. Marlow plans to pursue opportunities outside of the auto insurance business. Peter B. Lewis, President and Chief Executive Officer, has assumed Mr. Marlow's responsibilities.

          On April 16, 1996, the Registrant filed a Form 8-K to announce the call for redemption, on May 31, 1996, of all of its outstanding 9 3/8% Serial Preferred Shares, Series A (Cumulative, Liquidation Preference $25.00 per share).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE PROGRESSIVE CORPORATION
                                      ---------------------------
                                      Registrant)

Date: July  31, 1996                  BY: /s/ DAVID M. SCHNEIDER
      --------------                     ----------------------
                                          David M. Schneider
                                          Secretary

Date: July  31, 1996                  BY: /s/ CHARLES B. CHOKEL
      --------------                     -----------------------
                                         Charles B. Chokel
                                         Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

          Exhibit No.                 Form 10-Q
          Under Reg.                   Exhibit
         S-K. Item 601                   No.                      Description of Exhibit
         -------------                ---------                   ----------------------
              (4)                         4                       Form of 7.30% Notes due 2006, issued in the
                                                                  aggregate principal amount of $100,000,000
                                                                  under the Senior Indenture dated September 15,
                                                                  1993 between the Company and State Street Bank
                                                                  and Trust, as amended and supplemented

             (10)                        10                       Amending Agreement dated April 1, 1996 between
                                                                  the Company and Bruce W. Marlow relating to
                                                                  certain outstanding stock options previously
                                                                  granted to Mr. Marlow

             (11)                        11                       Computation of Earnings Per Share

             (12)                        12                       Computation of Ratio of Earnings to Fixed
                                                                  Charges

             (27)                        27                       Financial Data Schedule
