Form 10-Q
period 1996-09-30
PROGRESSIVE CORP/OH/
filed 1996-11-13
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             September 30, 1996
                               --------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number             1-9518
                       ----------------------------

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

Common Shares, $1 par value: 71,442,510 outstanding at October 31, 1996

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                         Three Months                            Nine Months
                                               ----------------------------------    ------------------------------------
Periods Ended September 30,                          1996      1995     % Change       1996       1995         % Change
-------------------------------------------------------------------------------------------------------------------------
(millions - except per share amounts)
NET PREMIUMS WRITTEN                               $878.1    $733.8        20        $2,563.4   $2,175.1           18
                                               =====================               =======================
REVENUES
Premiums earned                                    $827.5    $709.3        17        $2,344.0   $2,011.0           17
Investment income                                    57.0      51.4        11           163.2      146.2           12
Net realized gains (losses) on security sales        (3.4)      5.3        --             1.2       42.8          (97)
Service revenues                                     12.8       9.7        32            32.6       29.0           12
                                               ---------------------               -----------------------
    Total revenues                                  893.9     775.7        15         2,541.0    2,229.0           14
                                               ---------------------               -----------------------
EXPENSES
Losses and loss adjustment expenses                 572.7     503.9        14         1,636.7    1,435.4           14
Policy acquisition costs                            120.0     119.2         1           359.5      339.8            6
Other underwriting expenses                          61.6      43.9        40           153.9      128.7           20
Investment expenses                                   1.4       1.7       (18)            4.6        6.3          (27)
Service expenses                                      9.2       5.2        77            30.8       22.4           38
Interest expense                                     16.1      14.3        13            45.4       42.8            6
                                               ---------------------               -----------------------
    Total expenses                                  781.0     688.2        13         2,230.9    1,975.4           13
                                               ---------------------               -----------------------
NET INCOME
Income before income taxes                          112.9      87.5        29           310.1      253.6           22
Provision for income taxes                           32.6      25.0        30            88.1       69.5           27
                                               ---------------------               -----------------------
Net income                                         $ 80.3    $ 62.5        28        $  222.0   $  184.1           21
                                               =====================               =======================

PER SHARE
         Primary                                   $ 1.08     $ .81        33        $   2.91      $2.40           21
         Fully diluted                               1.08       .81        33            2.89       2.39           21
WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES
         Primary                                     74.0      74.3        --            74.1       74.1           --
         Fully diluted                               74.2      74.4        --            74.5       74.4           --



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                  September 30,                       December 31,
                                                                        ----------------------------------         ----------------
                                                                                 1996                1995                     1995
-----------------------------------------------------------------------------------------------------------------------------------
(millions)
ASSETS
Investments:
    Held-to-maturity:
         Fixed maturities, at amortized cost
             (market: $310.7)                                              $       --            $  301.1               $       --
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $3,348.5, $2,615.0 and $2,729.5)                                 3,350.0             2,624.2                  2,772.9
         Equity securities, at market
             Preferred stocks (cost: $279.9, $335.4 and $379.4)                 282.6               339.1                    382.3
             Common stocks (cost: $438.3, $227.7 and $277.6)                    491.7               253.7                    310.0
    Short-term investments, at amortized cost (market: $124.7, $191.1
         and $302.8)                                                            124.7               191.1                    302.8
                                                                        ----------------------------------         ----------------
              Total investments                                               4,249.0             3,709.2                  3,768.0
Cash                                                                              9.3                18.0                     16.2
Accrued investment income                                                        41.9                47.8                     39.8
Premiums receivable, net of allowance for doubtful accounts of
    $22.4, $18.0 and $19.2                                                      801.2               635.7                    649.9
Reinsurance recoverables                                                        319.3               361.4                    338.1
Prepaid reinsurance premiums                                                     90.9                75.7                     70.5
Deferred acquisition costs                                                      196.9               183.7                    181.9
Income taxes                                                                     71.8                64.7                     58.3
Property and equipment, net of accumulated depreciation of
    $122.3, $124.0 and $128.7                                                   165.6               155.1                    159.2
Other assets                                                                     41.3                24.4                     70.6
                                                                        ----------------------------------         ----------------
              Total assets                                                   $5,987.2            $5,275.7                 $5,352.5
                                                                        ==================================         ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                            $1,449.4            $1,193.3                 $1,209.6
Loss and loss adjustment expense reserves                                     1,764.1             1,604.9                  1,610.5
Policy cancellation reserve                                                      42.9                37.9                     40.8
Accounts payable and accrued expenses                                           405.4               371.3                    339.9
Funded debt                                                                     775.6               675.7                    675.9
                                                                        ----------------------------------         ----------------
             Total liabilities                                                4,437.4             3,883.1                  3,876.7
                                                                        ----------------------------------         ----------------
Shareholders' equity:
    9 3/8% Serial Preferred Shares, Series A (shares issued and
         outstanding: 0, 3.5 and 3.4)                                              --                85.0                     83.6
    Common Shares, $1.00 par value
         (net of treasury shares of 11.7, 11.0 and 11.0)                         71.4                72.1                     72.1
    Paid-in capital                                                             378.2               374.4                    374.8
    Net unrealized appreciation on investment  securities                        37.3                25.3                     51.1
    Retained earnings                                                         1,062.9               835.8                    894.2
                                                                        ----------------------------------         ----------------
         Total shareholders' equity                                           1,549.8             1,392.6                  1,475.8
                                                                        ----------------------------------         ----------------
             Total liabilities and shareholders' equity                      $5,987.2            $5,275.7                 $5,352.5
                                                                        ==================================         ================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine Months Ended September 30,                                                           1996                1995
-------------------------------------------------------------------------------------------------------------------
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $    222.0          $    184.1
    Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation and amortization                                                17.9                15.1
             Net realized gains on security sales                                         (1.2)              (42.8)
         Changes in:
                  Unearned premiums                                                      239.8               156.6
                  Loss and loss adjustment expense reserves                              153.6               170.5
                  Accounts payable and accrued expenses                                   65.5                32.0
                  Policy cancellation reserve                                              2.1                (9.4)
                  Prepaid reinsurance                                                    (20.4)                7.5
                  Reinsurance recoverables                                                18.8                18.3
                  Premiums receivable                                                   (151.3)              (93.3)
                  Deferred acquisition costs                                             (15.0)              (22.1)
                  Income taxes                                                            (6.2)                8.2
                  Other, net                                                              15.1                10.8
                                                                                   ------------      --------------
                          Net cash provided by operating activities                      540.7               435.5
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Held-to-maturity:  fixed maturities                                                --                 (.2)
         Available-for-sale: fixed maturities                                         (3,289.3)           (2,175.1)
                             equity securities                                          (520.2)             (567.5)
    Sales:
         Available-for-sale: fixed maturities                                          2,280.6             1,366.7
                             equity securities                                           426.4               485.9
    Maturities, paydowns, calls and other:
         Held-to-maturity: fixed maturities                                                 --                34.7
         Available-for-sale: fixed maturities                                            371.1               345.8
                             equity securities                                            40.1                10.4
    Net sales of short-term investments                                                  178.1                88.0
    Payable on securities                                                                 26.6                10.1
    Purchases of property and equipment                                                  (25.7)              (28.6)
                                                                                   ------------      --------------
                          Net cash used in investing activities                         (512.3)             (429.8)
CASH FLOWS FROM FINANCING ACTIVITIES
    Redemption of preferred shares                                                       (80.8)                  --
    Proceeds from exercise of stock options                                                5.2                 9.9
    Tax benefit of stock options exercised                                                 3.8                 8.3
    Proceeds from funded debt                                                             99.6                  --
    Payments on funded debt                                                                (.3)                (.3)
    Dividends paid to shareholders                                                       (15.3)              (18.1)
    Acquisition of treasury shares                                                       (47.5)                (.9)
                                                                                   ------------      --------------
                          Net cash used in financing activities                          (35.3)               (1.1)
                                                                                   ------------      --------------
Increase (decrease) in cash                                                               (6.9)                4.6
    Cash, January 1                                                                       16.2                13.4
                                                                                   ------------      --------------
    Cash, September 30                                                              $      9.3         $      18.0
                                                                                   ============      ==============


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 SUPPLEMENTAL CASH FLOW INFORMATION. The Company paid income taxes of $75.4 million and $45.5 million for the nine months ended September 30, 1996 and 1995, respectively. Total interest paid was $34.9 million for each of the nine months ended September 30, 1996 and 1995.

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

NOTE 3 Funded debt at September 30 consisted of:

                                                  1996                                1995
                                    ---------------------------------    --------------------------------
                                                           Market                              Market
                                         Cost              Value             Cost              Value
                                    --------------    ---------------    --------------   ---------------
7.30% Notes                            $  99.6            $  99.9           $    --          $     --
6.60% Notes                              198.8              193.5             198.6             197.1
7% Notes                                 148.3              140.2             148.3             145.1
8 3/4% Notes                              29.4               31.6              29.2              32.2
10% Notes                                149.5              167.0             149.4             172.4
10 1/8% Subordinated Notes               149.5              167.6             149.3             172.4
Other funded debt                           .5                 .5                .9                .9
                                    --------------    ---------------    --------------   ---------------
                                       $ 775.6            $ 800.3           $ 675.7          $  720.1
                                    ==============    ===============    ==============   ===============


NOTE 4 On September 30, 1996, the Company paid a quarterly dividend of $.06 per Common Share to shareholders of record as of the close of business on September 13, 1996. The dividend was declared by the Board of Directors on July 26, 1996.

On October 25, 1996, the Board of Directors declared a quarterly dividend of $.06 per Common Share. The dividend is payable December 31, 1996, to shareholders of record as of the close of business on December 13, 1996.

NOTE 5 Certain amounts in the financial statements for 1995 were reclassified to conform with the presentation used for 1996. These reclassifications had no effect on net income.

NOTE 6 The financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the results expected for the full year.

NOTE 7 SUBSEQUENT EVENT. On November 6, 1996, the Company signed a definitive agreement to acquire Midland Financial Group, Inc. Under the agreement, the Company will acquire all of Midland's outstanding stock, or approximately 5.5 million shares, at a price of $9.00 per share in cash. The transaction is expected to be completed during the first quarter 1997, subject to regulatory approval and other customary conditions. Midland Financial Group underwrites and markets nonstandard private passenger automobile insurance through approximately 8,500 independent agents across 20 states, primarily in the southern and western United States. For the first half of 1996, Midland wrote $76 million of net premiums written.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS

For the third quarter 1996, operating income, which excludes net realized gains/losses on security sales, was $82.5 million, or $1.11 per share, compared to $59.0 million, or $.76 per share, last year. The combined ratio was 91.2, compared to 94.0 for the third quarter 1995. For the nine months ended September 30, 1996, operating income was $221.2 million, or $2.92 per share, compared to $156.2 million, or $2.02 per share, in 1995. The year-to-date combined ratio was 91.7, compared to 94.7 last year.

Net premiums written increased 20% over the third quarter 1995 and 18% year-to-date, primarily reflecting an increase in unit sales. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 17% for both the quarter and the first nine months. Service revenues increased 32% to $12.8 million for the quarter and 12% to $32.6 million for the first nine months, primarily driven by the newly acquired vehicle inspection services company.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs and costs to settle these claims, decreased as a percentage of premiums earned to 69% for the quarter, compared to 71% in 1995, and 70% for the first nine months, compared to 71% last year. Policy acquisition costs and other underwriting expenses as a percentage of premiums earned decreased to 22% for the third quarter and for the first nine months, compared to 23% for the third quarter and for the first nine months in 1995. Service expenses increased 77% for the quarter and 38% for the first nine months. Excluding current and prior year loss adjustment expense reserve changes and acquisition costs associated with the vehicle inspection services company, the increase in service expenses is consistent with the increase in revenues.

Recurring investment income (interest and dividends) increased 11% for the quarter and 12% for the first nine months, reflecting an increase in the average investment portfolio, partially offset by a decrease in the pretax yields and a shift in the portfolio to common stocks. The Company had net realized losses on security sales of $3.4 million for the quarter and net realized gains on security sales of $1.2 million for the first nine months, compared to net realized gains on security sales of $5.3 million and $42.8 million, respectively, in 1995. On September 30, 1996, the Company's portfolio had $57.6 million in total unrealized gains, compared to $78.7 million at December 31, 1995, primarily reflecting an increase in interest rate levels as evidenced by the 3-year treasury note yield increasing from 5.2% to 6.3% during the first nine months.

The Company continues to invest in fixed-maturity, short-term and equity securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-maturity securities ($3,335.9 million, or 78.5%, at September 30, 1996, and $3,055.6 million, or 82.4%, at September 30, 1995). Long-term investment-grade fixed-maturity securities represented $75.4 million, or $1.8%, and $44.8 million, or 1.2%, of the total investment portfolio at September 30, 1996 and 1995, respectively. As of September 30, 1996 and 1995, the non-investment-grade fixed-maturity portfolio of the Company was $63.4 million, or 1.5%, and $16.0 million, or .4%, respectively, of the total investment portfolio. The duration of the fixed-income portfolio was 3.1 years at September 30, 1996, compared to 1.9 years at September 30, 1995.

Equity investments are comprised of preferred stocks ($282.6 million, or 6.6%, in 1996 and $339.1 million, or 9.2%, in 1995) and common stocks ($491.7 million, or 11.6%, in 1996 and $253.7 million, or 6.8%, in 1995). The increase in common stocks reflects the Company's objectives to increase its position in common stock investments to 15% of the entire portfolio and to optimize returns and further diversify the portfolio through foreign equity investments.

The Company's financial instruments with off-balance-sheet risk had net unrealized losses of $1.4 million as of September 30, 1996, compared to losses of $4.5 million as of September 30, 1995.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.6% and 6.9% for the nine months ended September 30, 1996 and 1995, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 1996, operations generated a positive cash flow of $540.7 million. During the first nine months, the Company repurchased 997,105 Common Shares at an average cost of $41.59 per share. During the third quarter, the Company repurchased 3,545 Common Shares at an average cost of $52.59 per share, pursuant to an oddlot tender offer.

RECENT DEVELOPMENTS

The Company has previously reported that it entered into a Settlement Stipulation with the California Department of Insurance to settle Pro-West Insurance Company's Proposition 103 rollback obligation for the sum of $1,750,000. The Settlement Stipulation has been approved by the administrative law judge and signed by the California Commissioner of Insurance and became final on September 16, 1996. The Company sought indemnification for this liability from the sellers from whom Pro-West was acquired in October 1990, but the sellers disputed the obligation. A settlement was reached, and, in September, the Company accepted the sellers' payment in the amount of $1,040,000 in full satisfaction of their indemnity obligation. The Company has begun the process of locating eligible policyholders so that the rollback refunds can be distributed.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5.        Other Information

               The Board of Directors on October 25, 1996, elected Charles A. Davis to fill the vacancy on the Company's Board. Mr. Davis is a limited partner with Goldman Sachs Group L.P.

               On November 6, 1996, the Company signed a definitive agreement to acquire Midland Financial Group, Inc. Under the agreement, the Company will acquire all of Midland's outstanding stock, or approximately 5.5 million shares, at a price of $9.00 per share in cash. The transaction is expected to be completed during the first quarter 1997, subject to regulatory approval and other customary conditions. Midland Financial Group underwrites and markets nonstandard private passenger automobile insurance through approximately 8,500 independent agents across 20 states, primarily in the southern and western United States. For the first half of 1996, Midland wrote $76 million of net premiums written.

ITEM 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    See exhibit index on page 11.

               (b) Reports on Form 8-K filed during the quarter ended September 30, 1996: None

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE PROGRESSIVE CORPORATION
                                          ---------------------------
                                          (Registrant)







Date:  November 13, 1996                   BY:  /s/ DAVID M. SCHNEIDER
       ---------------------                   ----------------------
                                               David M. Schneider
                                               Secretary







Date:  November 13, 1996                   BY:  /s/ CHARLES B. CHOKEL
       ---------------------                   ---------------------
                                               Charles B. Chokel
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



  Exhibit No.             Form 1O-Q
  Under Reg.              Exhibit
  S-K, Item 601           No.             Description of Exhibit
  -------------           ---------       ----------------------


       10                    10           The Progressive Corporation Directors Deferral
                                          Plan (Amendment and Restatement), as further
                                          amended on October 25, 1996

       11                    11           Computation of Earnings Per Share

       12                    12           Computation of Ratio of Earnings to
                                          Fixed Charges

       27                    27           Financial Data Schedule