Form 10-K
period 1996-12-31
PROGRESSIVE CORP/OH/
filed 1997-03-31
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended              December 31, 1996
                                -----------------------------
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number                         1-9518
                       --------------------------------------------------------

                           THE PROGRESSIVE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                              34-0963169
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio                 44143
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (216) 461-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
         Title of each class                               which registered

Common Shares, $1.00 Par Value                         New York Stock Exchange
------------------------------                         -------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1997: $4,004,326,091.25

The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 28, 1997: 71,806,063

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 14, 1997, for the Annual Meeting of Shareholders to be held on April 25, 1997, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries' (collectively, the "Company") 1996 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 14, 1997, for the Annual Meeting of Shareholders to be held on April 25, 1997 (the "Proxy Statement") have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         (a)      General Development of Business

The Progressive Corporation, an insurance holding company formed in 1965, has 85 subsidiaries and one mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries and its affiliate (collectively, the "Insurance Group") provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States and in Canada. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

Of the approximately 260 United States insurance company groups writing private passenger auto insurance, the Company estimates that it ranks sixth in size for 1996. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source. For 1996, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, as well as insurance for commercial vehicles, were $129.4 billion, and Progressive's share of this market was approximately 2.6%.

         (b)      Financial Information About Industry Segments

                  Incorporated by reference from Note 11, Segment Information, on page 46 of the Company's Annual Report.

         (c)      Narrative Description of Business

INSURANCE SEGMENT
-----------------

The Insurance Group offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $3,441.7 million in 1996, compared to $2,912.8 million in 1995 and $2,457.2 million in 1994. The underwriting profit margin was 8.5% in 1996, compared to 5.7% in 1995 and 8.3% in 1994 (excluding the elimination of the "supplemental reserve." See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 14 for further discussion.)

The Insurance Group's core business writes insurance for private passenger automobiles, recreational vehicles and small fleets of commercial vehicles. This business frequently has more than one program in a single state, with each targeted to a specific market segment. The core business accounted for 98% of the Company's 1996 total net premiums written.

The bulk of the Insurance Group's core business consists of nonstandard automobile insurance products for people cancelled or rejected by other insurers. The size of the nonstandard automobile insurance market changes with the insurance environment. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. The total direct premiums written in the nonstandard automobile insurance market, including the involuntary market plans, were about $23 billion in 1996, $22 billion in 1995 and $20 billion in 1994. Approximately 320 nonstandard insurance companies, many of which are part of an affiliated group, wrote an estimated $19 billion of nonstandard auto premiums in 1996, excluding premiums written through involuntary market plans. In 1995, the Insurance Group ranked second in direct premiums written in this market and near the top in underwriting performance. Although final data has not been published, the Company estimates that its 1996 ranking and underwriting performance will be consistent with 1995.

The core business also writes standard and preferred automobile risks in many states. These products accounted for between 10% and 15% of the Company's total private passenger auto premiums in 1996. The Company's strategy is to build towards becoming a low-cost provider of a full line of auto insurance and related services, distributed through whichever channel the customer prefers. The Insurance Group's goal is to compete successfully in the standard and preferred market, which comprises 80% of the United States' personal automobile insurance market.

The Insurance Group's specialty personal lines products include motorcycle, recreational vehicle, mobile home and boat insurance. The Insurance Group's competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is a significant participant in the specialty personal lines market.

Nonstandard commercial vehicle insurance covers commercial vehicle risks that are rejected or cancelled by other insurance companies. Based on the Company's analysis of this market, approximately 40 companies compete for this business on a nationwide basis. State assigned risk plans also provide this coverage.

In 1996, over 90% of the net premiums written by the core business were written through a network of more than 30,000 independent insurance agents located throughout the United States and in Canada. Subject to compliance with certain Company-mandated procedures, these independent insurance agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Company also markets its products through intermediaries such as employers, other insurance companies and national brokerage agencies, and directly to customers through employed sales people and owned insurance agencies. The core business currently markets personal automobile insurance directly to the public by direct mail, television and radio advertising in Colorado, Connecticut, Florida, Indiana, Michigan, Ohio, Pennsylvania and Texas.

In an effort to manage growth and improve customer service, the Company moved profit and growth responsibility in its core business from 13 divisions to 41 business units. The Company subdivides business units as growth produces enough customers to warrant more local focus. Each business unit is headed by a general manager and is headquartered in or near the market served. The individual business units are responsible for reducing claim costs, improving agent service and relationships, direct marketing and deciding price levels for their territory. Processing is done at seven regional sites located in Austin, Cleveland, Colorado Springs, Ontario, Richmond, Sacramento and Tampa.

In addition, the Company organized process teams made up of people from both staff and line functions to support the business units. The process teams are respectively responsible for product, independent agent marketing, direct marketing, ownership (customer service) and claims. The process teams concentrate on improving the processes fast enough for the Company to meet its high standards for customer service, profit and growth.

The Insurance Group's diversified businesses - the United Financial Casualty Company (UFCC), Professional Liability Group (PLG) and Motor Carrier business units - accounted for 2% of total volume in 1996. These businesses, which are organized by customer group, are headquartered in Cleveland, Ohio. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include financial institutions and vehicle dealers. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. The diversified businesses also market their products directly to their customers through company-employed sales forces.

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

PLG's principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers. The program is sponsored by the American Bankers Association. This program represented less than one-half percent of the Company's total 1996 net premiums written.

The Motor Carrier business unit primarily manages involuntary Commercial Auto Insurance Procedures. See SERVICE OPERATIONS on page 7 for further discussion.

COMPETITIVE FACTORS
-------------------

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

LICENSES
--------

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

INSURANCE REGULATION
--------------------

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the subsidiaries is licensed and subject to regulation in each of the 50 states and certain U.S. possessions, in one Canadian province and by Canadian federal authorities. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company's principal insurance subsidiaries are domiciled in the states of California, Florida, Louisiana, Mississippi, Missouri, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from "file and use" to prior approval to mandated rates. Most jurisdictions prohibit rates that are "excessive, inadequate or unfairly discriminatory."

Insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to make periodic and other examinations of regulated insurers' financial condition, adherence to statutory accounting principles and compliance with state insurance laws and regulations.

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

Under state insolvency and guaranty laws, regulated insurers can be assessed, or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks. These so-called "assigned risk" plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages.

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

STATUTORY ACCOUNTING PRINCIPLES
-------------------------------

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

SERVICE OPERATIONS
------------------

The service operations of the diversified business units consist primarily of processing business for involuntary plans and providing claim services to fleet owners and other insurance companies. Total service revenues were $46.2 million in 1996, compared to $38.9 million in 1995 and $41.9 million in 1994. Pretax operating profits for all service businesses were $4.3 million in 1996, compared to $8.7 million and $10.0 million in 1995 and 1994, respectively.

The Motor Carrier business unit currently processes business for the Commercial Auto Insurance Procedures (CAIP) in 27 states, the Florida Joint Underwriters Association (FAJUA) and the New York Public Automobile Pool (NYPAP), which are all part of the involuntary market. As a CAIP servicing carrier, the business unit processes over 40% of the premiums in the CAIP market, without assuming the indemnity risk. It competes with approximately nine other providers nationwide. In 1995, the business unit began processing business for the FAJUA and competes with six other carriers in the state. Beginning in March 1996, the Company began processing business for the NYPAP and was granted a one-third share of new business with a three-year phase-in period.

INVESTMENTS
-----------

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that can be profitably written. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $4,450.6 million at December 31, 1996, compared to $3,768.0 million at December 31, 1995. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains on security sales, before expenses and taxes, was $232.9 million in 1996, compared to $245.8 million in 1995 and $182.3 million in 1994. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, beginning on page 14 herein for additional discussion.

EMPLOYEES
---------

The number of employees, excluding temporary employees, at December 31, 1996, was 9,557.

LIABILITY FOR PROPERTY-CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES
-------------------------------------------------------------------

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of the Company's insurance subsidiaries. Total loss reserves are established at a level that is intended to represent the midpoint of the reasonable range of loss reserve estimates. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

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

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 1996, 1995 and 1994 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)                                               1996                1995                  1994
                                      ------------------------------------------------------------------
Balance at January 1                                 $1,610.5            $1,434.4              $1,348.6

Less reinsurance recoverables on
 unpaid losses                                          296.1               334.2                 334.8
                                      ------------------------------------------------------------------
Net balance at January 1                              1,314.4             1,100.2               1,013.8
                                      ------------------------------------------------------------------
Incurred related to:
 Current year                                         2,341.9             2,000.4               1,539.8
 Prior years                                           (105.8)              (56.6)               (142.5)
                                      -----------------------------------------------------------------
    Total incurred                                    2,236.1             1,943.8               1,397.3

Paid related to:
 Current year                                         1,424.7             1,204.3                 893.9
 Prior years                                            592.9               525.3                 417.0
                                      -----------------------------------------------------------------
    Total paid                                        2,017.6             1,729.6               1,310.9
                                      -----------------------------------------------------------------
Net balance at December 31                            1,532.9             1,314.4               1,100.2

  Plus reinsurance recoverables on
   unpaid losses                                        267.7               296.1                 334.2
                                      -----------------------------------------------------------------
Balance at December 31                               $1,800.6            $1,610.5              $1,434.4
                                      =================================================================

The reconciliation above shows a $105.8 million redundancy, which emerged during 1996, in the 1996 liability and a $56.6 million redundancy in the 1995 liability, based on information known as of December 31, 1996 and December 31, 1995, respectively.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED                        1986    1987     1988    1989     1990   1991     1992             1994     1995     1996
LIABILITY FOR UNPAID
--------------------
LOSSES AND LAE                  $323.8  $471.0   $651.0  $748.6   $791.6 $861.5   $956.4 $1,012.4 $1,098.7$1,314.4 $1,532.9
--------------


PAID (CUMULATIVE) AS OF:
-----------------------

  One year later                 142.7   195.0    283.1   293.1    322.4  353.4    366.8    417.0   525.3    593.0
  Two years later                204.4   294.9    393.7   446.8    490.8  518.8    520.0    589.8   706.4
  Three years later              238.9   339.5    465.0   539.8    570.4  583.2    598.2    664.1      --
  Four years later               255.7   369.9    514.0   588.2    600.0  617.6    632.8       --      --
  Five years later               264.3   383.5    540.7   603.1    613.6  635.8       --       --      --
  Six years later                268.7   389.1    545.1   608.1    624.7     --       --       --      --
  Seven years later              270.1   381.9    545.5   614.7       --     --       --       --      --
  Eight years later              261.3   384.2    549.0      --       --     --       --       --      --
  Nine years later               263.2   386.1       --      --       --     --       --       --      --
  Ten years later                264.4      --       --      --       --     --       --       --      --

LIABILITY RE-ESTIMATED
----------------------
AS OF:
------

  One year later                 300.6   446.6    610.3   685.4    748.8  810.0    857.9    869.9 1,042.1  1,208.6
  Two years later                293.6   422.2    573.4   677.9    726.5  771.9    765.5    837.8   991.7
  Three years later              282.8   402.4    581.3   668.6    712.7  718.7    737.4    811.3      --
  Four years later               274.1   403.9    575.1   667.1    683.7  700.1    725.2       --      --
  Five years later               275.6   399.6    578.4   654.7    666.3  695.1       --       --      --
  Six years later                275.8   400.2    582.2   647.1    664.8     --       --       --      --
  Seven years later              277.5   408.5    574.3   645.7       --     --       --       --      --
  Eight years later              285.7   408.1    574.4      --       --     --       --       --      --
  Nine years later               286.7   407.8       --      --       --     --       --       --      --
  Ten years later                285.7               --      --       --     --       --       --      --

CUMULATIVE REDUNDANCY            $38.1   $63.2    $76.6  $102.9   $126.8 $166.4   $231.2   $201.1  $107.0   $105.8
---------------------
PERCENTAGE1                       11.8    13.4     11.8    13.7     16.0   19.3     24.2     19.9     9.7      8.0


1Cumulative redundancy / liability for unpaid losses and LAE.

The above table presents the development of balance sheet liabilities for 1986 through 1995. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. Similar reserves for the life insurance subsidiary, which are immaterial, are excluded. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the claim for individual years. For example, as of December 31, 1996 the companies had paid $386.1 million of the currently estimated $407.8 million of losses and LAE that had been incurred through the end of 1987; thus an estimated $21.7 million of losses incurred through 1987 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1986 liability has developed redundant by $38.1 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 8 as the "prior accident years"contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1989, but incurred in 1986, will be included in the cumulative deficiency or redundancy amount for years 1986, 1987 and 1988. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future redundancies or deficiencies based on this table.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the 1991 through 1996 Consolidated Annual Statements, as filed with the state insurance departments, and Schedules O and P filed for years prior to 1991. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

              (d) Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States and in Canada. The amount of Canadian revenues and assets are approximately 2 percent of the Company's consolidated revenues and assets. The amount of operating income (loss) generated by its Canadian operations is immaterial with respect to the Company's consolidated operating income.

ITEM 2.  PROPERTIES

In 1994, the Company completed its new corporate office complex on a 42-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. The new facility consists of 517,800 square feet of space and replaced office space held under leases in a number of locations in the Cleveland, Ohio area. The project's cost of $75.5 million was funded through operating cash flows. The Company's central data processing facility occupies a modern, three-story brick, building containing approximately 107,000 square feet of office space, on this same parcel.

The Company also owns six other buildings in suburbs adjoining the corporate office complex and two buildings in Tampa, Florida. In total, these buildings contained approximately 629,100 square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These locations are occupied by the Company's business units or other operations.

The Company leases approximately 320,000 square feet of modern office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 340 processing and claim offices, or 1,082,000 square feet, at various locations throughout the United States. Two offices are leased in Canada. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects the need for additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs.

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


                                                                                                                Dividends
Year                Quarter                      High                    Low                 Close              Per Share
--------------------------------------------------------------------------------------------------------------------------
1996                   1                      $51 1/4                $43 1/2               $44 5/8                  $.055
                       2                       48 7/8                 40 3/8                46 1/4                   .055
                       3                       58 1/2                 43 1/8                57 1/4                   .060
                       4                       72 1/4                 55 3/8                67 3/8                   .060
                               -------------------------------------------------------------------------------------------
                                              $72 1/4                $40 3/8               $67 3/8                  $.230
                               ===========================================================================================

1995                   1                      $42 1/8                $34 3/4               $40 5/8                  $.055
                       2                       41 7/8                 37 1/8                38 3/8                   .055
                       3                           48                 37 3/4                44 3/4                   .055
                       4                       49 1/2                 41 1/2                48 7/8                   .055
                               -------------------------------------------------------------------------------------------
                                              $49 1/2                $34 3/4               $48 7/8                  $.220
                               ===========================================================================================



The closing price of the Company's Common Shares on February 28, 1997 was $66
1/8.

         (b)      Holders

There were 4,156 shareholders of record on February 28, 1997.

         (c)      Dividends

Statutory policyholders' surplus was $1,292.4 million and $1,055.1 million at December 31, 1996 and 1995, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1996, $167.3 million of consolidated statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries' states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $216.4 million in 1997 out of statutory policyholders' surplus, without prior approval by regulatory authorities.

ITEM 6. SELECTED FINANCIAL DATA

(millions - except per share amounts)
                                                                         For the years ended December 31,
                                              1996              1995               1994                1993                1992
                              --------------------------------------------------------------------------------------------------
Total revenues(1)                         $3,478.4          $3,011.9           $2,415.3            $1,954.8            $1,738.9
Operating income                             309.1             220.1              212.7               197.3               129.8
Net income(1,2,3)                            313.7             250.5              274.3               267.3               153.8
Per share:

    Operating income(4)                       4.08              2.84               2.76                2.61                1.72
    Net income(1,2,3,4)                       4.11              3.24               3.59                3.58                2.05
    Dividends                                 .230              .220               .210                .200                .191
Total assets(3,5)                          6,183.9           5,352.5            4,675.1             4,011.3             3,440.9
Funded debt
    outstanding                              775.7             675.9              675.6               477.1               568.5

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

(4)Presented on a fully diluted basis.

(5)Pursuant to SFAS 113, amounts for 1992 were restated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares and other outstanding securities, to redeem its outstanding securities and for other business purposes. During 1996, the Company repurchased 1.0 million of its Common Shares at a total cost of $41.9 million (average cost of $41.73 per share), .2 million of its 9 3/8% Serial Preferred Shares, Series A, at a total cost of $6.0 million (average cost of $25.60 per share) and redeemed the remaining Preferred Shares at a total cost of $82.1 million, including accrued and unpaid dividends through the redemption date.

During the three-year period ended December 31, 1996, the Company repurchased
2.1 million Common Shares at a total cost of $75.9 million (average cost of $36.42 per share) and .4 million of its 9 3/8% Serial Preferred Shares, Series A, at a total cost of $10.6 million (average cost $25.69 per share). The Company also sold $300.0 million of Notes. During the same period, The Progressive Corporation received $178.2 million from its insurance subsidiaries, net of capital contributions made to these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(c) on page 12 herein.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company also has available a $20.0 million revolving credit agreement. Given its 32% debt to equity ratio, the Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three years ended December 31, 1996, operations generated a positive cash flow of $1,634.1 million, and cash flow is expected to be positive in both the short-term and reasonably foreseeable future. The Company's substantial investment portfolio is highly liquid, consisting almost entirely of readily marketable securities.

In November 1996, the Company signed a definitive agreement to acquire all of Midland Financial Group, Inc.'s outstanding stock (approximately 5.5 million shares) for a total cost of $49.5 million, or $9 per share, in cash. Midland underwrites and markets nonstandard private passenger automobile insurance through approximately 8,500 independent agents across 20 states, primarily in the southern and western United States. During 1996, Midland wrote $116.6 million of net premiums written. The transaction was approved by Midland's shareholders on March 7, 1997, and funded through current investments of the Company.

In January 1997, the Company signed a letter of intent under which it was contemplated that the Company would purchase approximately 11 million newly-issued shares (42% of the outstanding voting stock) of Danielson Holding Corporation for consideration having a total value of approximately $73 million, or $6.60 per share. Danielson is engaged, through its subsidiaries, in insurance services, primarily writing private and commercial nonstandard insurance in California and workers' compensation insurance in California and certain other western states. During 1996, Danielson's insurance subsidiaries wrote $36.1 million of net premiums written. In March 1997, negotiations between Danielson and the Company were terminated by the Company for internal corporate reasons.

The Company does not expect any material changes in its cash requirements and is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on its liquidity.

In January 1996, the Company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). At December 31, 1996, approximately 40% of the Company's systems were compliant, with all systems expected to be compliant by the end of 1998. The total cost of the project is estimated to be $4.3 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes. As of December 31, 1996, $1.6 million had been expensed.

Total capital expenditures for property and equipment for the three years ended December 31, 1996, aggregated $132.3 million.

INVESTMENTS

The Company invests in fixed-maturity, equity and short-term securities. The Company's investment strategy recognizes its need to maintain capital adequate to support its insurance operations and commitment to risk adverse investment policies. Therefore, the Company evaluates the risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio. The majority of the portfolio is invested in high-grade, fixed-maturity securities, of which short- and intermediate-term securities represented $3,275.6 million, or 73.6%, in 1996, and $2,876.2 million, or 76.4%, in 1995. Long-term investment-grade securities were $187.5 million, or 4.2%, in 1996, and $191.9 million, or 5.1%, in 1995. Non-investment-grade fixed-maturity securities were $105.8 million, or 2.4%, in 1996, and $7.6 million, or .2%, in 1995 and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. Non-investment-grade securities may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market. The duration of the fixed-income portfolio was 3.2 years at December 31, 1996.

A relatively small portion of the investment portfolio was invested in marketable equity securities providing risk/reward balance and diversification. Common stocks represented $540.1 million, or 12.1%, in 1996, and $310.0 million, or 8.2%, in 1995. The increase in common stocks reflects the Company's objective of increasing its position in common stock investments to approximately 15% of the entire portfolio and to optimize value and further diversify the portfolio through foreign equity investments. The foreign equity portfolio, which may utilize stock index futures and foreign currency forwards, comprised $149.5 million of the common stock portfolio at December 31, 1996, and $46.4 million at December 31, 1995. The remainder of the equity portfolio ($341.6 million, or 7.7%, in 1996, and $382.3 million, or 10.1%, in 1995) was comprised of over 94% of fixed-rate preferred stocks with mechanisms that may provide an opportunity to liquidate at par.

As of December 31, 1996, the Company's portfolio had $114.1 million in unrealized gains, compared to $78.7 million in 1995, resulting from increased stock prices as the S&P 500 index rose from 615.9 to 740.7 during the year. The weighted average fully taxable equivalent book yield of the portfolio was 6.7%, 6.9% and 6.7% for the years ended December 31, 1996, 1995 and 1994, respectively.

The quality distribution of the fixed-income portfolio is as follows:

                                 Percentage at             Percentage at
               Rating           December 31, 1996        December 31, 1995
               -----------------------------------------------------------
                 AAA                   62.8%                   63.9%
                  AA                   16.2                    17.6
                   A                   14.0                    13.6
                 BBB                    4.2                     4.5
           Non Rated/Other              2.8                      .4
                                      -----                   -----
                                      100.0%                  100.0%

As of December 31, 1996, the Company held $1,088.3 million of asset-backed securities which represented 24.5% of the total investment portfolio. The portfolio included collateralized mortgage obligations (CMOs) and commercial mortgage-backed obligations (CMBs) totaling $303.0 million and $480.2 million, respectively. As of December 31, 1996, the CMO portfolio included sequential bonds representing 88.8% of the CMO portfolio ($269.0 million) with an average life of 2.9 years, and planned amortization class bonds representing 11.2% of the CMO portfolio ($34.0 million) with an average life of 1.4 years. The CMO portfolio had a weighted average Moody's or Standard & Poor's rating of AAA. At December 31, 1996, the CMB portfolio had an average life of 5.4 years and a weighted average Moody's or Standard & Poor's rating of AA-. The CMB portfolio included $122.7 million of CMB interest-only certificates, which had an average life of 5.1 years and a weighted average Moody's or S&P's rating of AAA at December 31, 1996. At December 31, 1996, the CMO and CMB portfolios had unrealized gains of $1.7 million and $2.1 million, respectively. The single largest unrealized loss in any individual CMO and CMB security was $.3 million and $.8 million, respectively, at December 31, 1996. Both the CMO and CMB portfolios are highly liquid with readily available quotes and contain no residual interests. The remainder of the asset-backed portfolio is invested primarily in auto loan and other asset-backed securities.

Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed-income portfolio is interest rate risk, which is limited by Company restrictions as to the acceptable range of duration. Equity securities generally have greater risks than the non-equity portion of the portfolio since these securities are subordinate to rights of debt holders and other creditors of the issuer and are subject to the volatility of the equity markets. In addition, the foreign equity portfolio is exposed to foreign currency exchange risk, which is reduced by an active hedging policy. The Company regularly evaluates individual holdings for evidence of impairment. Changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value.

Financial instruments with off-balance-sheet risk are used to manage the risks and enhance the yields of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio or hedged securities. Net cash requirements are limited to changes in market values which may vary based upon changes in interest rates and other factors. Exposure to credit risk is limited to the carrying value; collateral is not required to support the credit risk. During 1995, the Company added a government bond trading portfolio to benefit from short-term market rate opportunities. The Company has stringent restrictions on the amount of open positions in the trading portfolio limiting its exposure to acceptable levels. At December 31, 1996 and 1995, there were no trading securities or off-balance-sheet trading positions.

RESULTS OF OPERATIONS

Operating income, which excludes net realized gains and losses from security sales and one-time items, was $309.1 million, or $4.08 per share, in 1996, $220.1 million, or $2.84 per share, in 1995 and $212.7 million, or $2.76 per share, in 1994. The GAAP combined ratio was 91.5 in 1996, 94.3 in 1995 and 91.7 (88.5 including the elimination of the "supplemental reserve" discussed below) in 1994.

Direct premiums written increased 19% to $3,638.4 million in 1996, compared to $3,068.9 million in 1995 and $2,645.1 million in 1994. Net premiums written increased 18% to $3,441.7 million, compared to $2,912.8 million in 1995 and $2,457.2 million in 1994. The difference between direct and net premiums written is largely attributable to premiums written under state-mandated involuntary Commercial Auto Insurance Procedures (CAIP), for which the Company retains no indemnity risk, of $99.5 million in 1996, $105.4 million in 1995 and $115.4 million in 1994. The Company provided policy and claim processing services to 27 state CAIPs in 1996, compared to 28 in 1995 and 1994. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 17% in 1996, compared to 24% in 1995 and 31% in 1994.

The Company's Core business units' net premiums written grew 19%, 21% and 38% in 1996, 1995 and 1994, respectively, primarily driven by an increase in unit sales. In 1996, the Company raised rates an average of 2.5%, compared 6.5% in 1995 and no rate changes in 1994. The Company continues to write standard and preferred auto risks which represented between 10% and 15% of total Core business volume. To encourage writing more standard and preferred risks and to improve customer retention, the Company adjusted the contingent cash incentive compensation program for 1997 to credit its conservative estimates of the increase in value created by adding new customers. The Company believes that growing the numbers of policyholders, particularly standard and preferred risks with their higher retention rates, builds intrinsic value because renewals are more profitable than first year business. The drive to add customers faster will result in more spending to promote our brand and to develop more claim adjusters and customer service representatives. These costs, along with expected losses on first year business, are likely to bring profit margins more in line with the Company's objective of achieving a 4% underwriting profit margin over the entire retention period of an insured. In 1996, the Core business units generated an underwriting profit margin of 8%, compared to 5% in 1995 and 7% in 1994.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claims costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are collected. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 70% in 1996, compared to 71% in 1995 and 67% (excluding the elimination of the "supplemental reserve") in 1994.

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

During 1994, the Company settled the dispute, arising out of its 1985 acquisition of American Star Insurance Company (since renamed National Continental Insurance Company) over the seller's refusal to pay certain losses on pre-sale business written by American Star. Under the settlement, National Continental received $10.1 million from the seller and agreed to be solely responsible for the next $20 million of gross losses. The seller will thereafter be responsible for half the losses, net of reinsurance, if it achieves certain minimum net worth requirements. In addition to the $10.1 million, National Continental will be entitled to the proceeds of various treaty and facultative reinsurance policies that had been purchased by American Star. National Continental has established reserves for these exposures, which are mainly for product liability and environmental claims, in amounts it believes to be adequate based on information currently available to it, including a study by independent actuaries for the seller. Total reserves on this business are $26.4 million, of which $9.4 million is recoverable from reinsurers. The Company will continue to monitor these exposures, adjust the related reserves appropriately as additional information becomes known and disclose any material developments.

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 22% in 1996, compared to 23% in 1995 and 25% in 1994.

Service businesses generated a pretax operating profit of $4.3 million in 1996, compared to $8.7 million in 1995 and $10.0 million in 1994. The decrease in operating profit is partially attributable to new businesses entered into during 1996.

Recurring investment income (interest and dividends) increased 13% to $225.8 million in 1996, compared to $199.1 million in 1995 and $158.5 million in 1994, primarily due to an increase in the average investment portfolio. Net realized gains on security sales were $7.1 million in 1996, $46.7 million in 1995 and $23.8 million in 1994.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, INCLUDING ACCEPTANCE OF THE PRODUCTS, PRICING COMPETITION, MARKET CONDITIONS AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE INFORMATION IN THIS ANNUAL REPORT.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1996 Annual Report, pages 33 through 46 and pages 50 through 55.

The following note is hereby added to Item 8 of the Company's 1996 Annual Report on Form 10-K, supplementing the Notes to the Consolidated Financial Statements which are incorporated by reference therein:

Note 1. Reporting  and Accounting Policies
------------------------------------------

New Accounting Standards - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings Per Share." The statement simplifies the computation of earnings per share
(EPS). Under the statement, primary EPS would be replaced by a simpler calculation called "basic" EPS. Basic EPS would be calculated by dividing income available to common shareholders by the weighted average number of shares outstanding. Stock options and other common stock equivalents (CSE) would be excluded from the basic EPS calculation. The current fully diluted EPS would be replaced with "diluted" EPS. The primary difference in the diluted EPS calculation would require the average common stock price be used in determing the number of CSE relating stock options, rather than the greater of the average price or closing price. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement, including a reconciliaiton of the numerator and denominator used in computing basic and diluted EPS. For 1996, the Company would have reported basic EPS of $4.29 and diluted EPS of $4.14. SFAS 128 is effective for periods beginning after December 15, 1997. Earlier application is not permitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A description of the directors, all of whom have been nominated for election as directors at the 1997 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 3 and 4.

A description of the executive officers of the Registrant and its subsidiaries follows. These descriptions reflect the Company's termination of its officership program and consequent elimination of many officer positions, effective December 31, 1993. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

                                                          Offices Held and
    Name                            Age          Last Five Years' Business Experience
    ----                            ---          ------------------------------------
Peter B. Lewis                      63     Chairman since April 1993; President, Chief Executive Officer and a director of the
                                           Registrant and Progressive Casualty Insurance Company ("Progressive Casualty"),
                                           the principal subsidiary of the Registrant.

Alan R. Bauer                       44     Process Leader for International and Internet Operations since December 1996;
                                           Independent Agent Marketing Process Leader from March 1996 to December 1996; West
                                           Division President prior to March 1996.

Charles B. Chokel                   43     Treasurer of the Registrant since December 1994; Chief Financial Officer of the
                                           Registrant; Senior Vice President - Finance of Progressive Casualty prior to December
                                           1993.

Allan W. Ditchfield                 59     Chief Information Officer of the Registrant; Senior Vice President - Information
                                           Services of Progressive Casualty prior to December 1993.

W. Thomas Forrester II              48     Ownership Process Leader of the Registrant since March 1996; Central States Division
                                           President from January 1995 to March 1996; Diversified Division President in 1994;
                                           CAIP/Transportation Division President in 1993; CAIP Division President in 1992.

William H. Graves                   40     Claims Process Leader of the Registrant since March 1996; South Central Division
                                           President prior to March 1996.

Daniel R. Lewis                     50     Independent Agent Marketing Process Leader of the Registrant since December 1996;
                                           General Manager of South Florida Community from November 1994 to December 1996;
                                           Treasurer of the Registrant and Central Division President prior to December 1994.

Robert J. McMillan                  45     Product Process Leader of the Registrant since March 1996; Florida Division President prior to March 1996.

Glenn M. Renwick                    41     Direct Marketing Process Leader since March 1996; Director of Consumer Marketing prior to March 1996.

David M. Schneider                  59     Chief Legal Officer and Secretary of the Registrant; Senior Vice President of
                                           Progressive Casualty prior to December 1993.

Tiona M. Thompson                   46     Chief Human Resources Officer of the Registrant since December 1993; Vice President -
                                           Human Resources of Progressive Casualty prior to December 1993.

                                       19

Section 16(a) Beneficial Ownership Reporting Compliance. Daniel R. Lewis inadvertently failed to include in his Form 3 filed in April 1996, 50,000 shares held in a family investment partnership. Daniel Lewis filed an amended Form 3 promptly following discovery. A Form 4 reporting the sale of 81 shares by a trust under which Milton Allen is a beneficiary was inadvertently filed four days late. Charles B. Chokel transferred 2,682 shares in 1992 to a family trust of which he is trustee and a beneficiary. These shares were erroneously reported as being directly owned by Mr. Chokel until January 1997, when the error was discovered and promptly corrected. Peter B. Lewis filed an amended Form 4 for April 1995, clarifying the nature of a change in the form of his beneficial ownership of 125,000 shares from directly held to held by a family partnership. A 1996 Form 5 reporting a transfer of 50,000 shares to a trust of which Peter Lewis is trustee was filed thirteen days late.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation," pages 8 through 20.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," pages 5 through 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   Listing of Financial Statements

                  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                           Report of Independent Accountants

                           Consolidated Statements of Income -
                           December 31, 1996, 1995 and 1994

                           Consolidated Balance Sheets - December 31, 1996 and 1995

                           Consolidated Statements of Changes in Shareholders' Equity - December 31, 1996, 1995 and 1994

                           Consolidated Statements of Cash Flows -
                           December 31, 1996, 1995 and 1994

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

         (a)(3)   Listing of Exhibits

                  See exhibit index contained herein at pages 37 through 41. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(A) through (10)(O).

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

         (d)      Financial Statement Schedules

                  The response to this portion of Item 14 is located at pages 28 through 36.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROGRESSIVE CORPORATION

March 31, 1997                            BY: /s/ Peter B. Lewis
                                              ------------------
                                              Peter B. Lewis
                                              Chairman, President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Peter B. Lewis                       Chairman, President, Chief Executive                March 31, 1997
---------------------------------------  Officer and a Director
Peter B. Lewis


/s/ Charles B. Chokel                    Treasurer and Chief Financial Officer               March 31, 1997
---------------------------------------
Charles B. Chokel

/s/ Jeffrey W. Basch                     Chief Accounting Officer                            March 31, 1997
---------------------------------------
Jeffrey W. Basch

Milton N. Allen*                         Director                                            March 31, 1997
---------------------------------------
Milton N. Allen

B. Charles Ames*                         Director                                            March 31, 1997
---------------------------------------
B. Charles Ames

Charles A. Davis*                        Director                                            March 31, 1997
---------------------------------------
Charles A. Davis

Stephen R. Hardis*                       Director                                            March 31, 1997
---------------------------------------
Stephen R. Hardis

Janet Hill*                              Director                                            March 31, 1997
---------------------------------------
Janet Hill

Norman S. Matthews*                      Director                                            March 31, 1997
---------------------------------------
Norman S. Matthews

Donald B. Shackelford*                   Director                                            March 31, 1997
---------------------------------------
Donald B. Shackelford

Paul B. Sigler*                          Director                                            March 31, 1997
---------------------------------------
Paul B. Sigler

* DAVID M. SCHNEIDER, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By /s/ David M. Schneider                                                                    March 31, 1997
   -------------------------
    David M. Schneider
    Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(D)

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                           THE PROGRESSIVE CORPORATION

                             MAYFIELD VILLAGE, OHIO

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1996 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 21 and 22 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
January 21, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-3 (File No. 333-01745) filed
March 15, 1996, the Registration Statement on Form S-8 (File No. 33-57121) filed December 29, 1994, the Registration Statement on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8 (File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987, of our reports dated January 21, 1997, on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which reports are included in this Annual Report on Form 10-K.

                                              COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
March 31, 1997

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)
                                                                        December 31, 1996
                                                   -----------------------------------------------------------------
                                                                                              Amount At Which Shown
                                                                                                             In The
                Type of Investment                                Cost        Market Value            Balance Sheet
                                                   -----------------------------------------------------------------
Fixed Maturities:
Available-for-sale:
    United States Government and
         government agencies and
         authorities                                          $  830.1            $  829.1                 $  829.1
    States, municipalities and political
         subdivisions                                          1,314.7             1,331.3                  1,331.3
    Asset-backed securities                                    1,084.3             1,088.3                  1,088.3
    Foreign government obligations                                48.7                51.1                     51.1
    Corporate and other debt securities                           49.9                52.1                     52.1
    Redeemable preferred stock                                    56.4                57.3                     57.3
                                                   -----------------------------------------------------------------
Total fixed maturities                                         3,384.1             3,409.2                  3,409.2
                                                   -----------------------------------------------------------------

Equity securities:
    Common stocks                                                458.9               540.1                    540.1
    Preferred stocks                                             333.8               341.6                    341.6
                                                   -----------------------------------------------------------------
Total equity securities                                          792.7               881.7                    881.7
                                                   -----------------------------------------------------------------

Short-term investments                                           159.7               159.7                    159.7
                                                   -----------------------------------------------------------------
Total investments                                             $4,336.5            $4,450.6                 $4,450.6
                                                   =================================================================

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1996.

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)
                                                                            Years Ended December 31,
                                                                          1996             1995               1994
                                                               ----------------------------------------------------
Revenues
    Dividends from subsidiaries*                                        $125.0           $120.8             $ 53.0
    Intercompany investment income*                                       36.5             37.2               29.8
                                                               ----------------------------------------------------
                                                                         161.5            158.0               82.8
                                                               ----------------------------------------------------

Expenses
    Interest expense                                                      61.4             57.1               56.7
    Other operating costs and expenses                                     4.1              3.6                3.8
    Loss on disposition of subsidiary*                                      --               --                5.3
                                                               ----------------------------------------------------
                                                                          65.5             60.7               65.8
                                                               ----------------------------------------------------

Operating income and income before income
    taxes and other items below                                           96.0             97.3               17.0
Income tax benefit                                                      (10.2)            (7.3)             (12.2)
                                                               ----------------------------------------------------
Income before equity in undistributed earnings of
    subsidiaries                                                         106.2            104.6               29.2
Equity in undistributed net income of consolidated
    subsidiaries*                                                        207.5            145.9              245.1
                                                               ----------------------------------------------------

Net income                                                              $313.7           $250.5             $274.3
                                                               ====================================================







*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)
                                                                                                 December 31,
                                                                                           1996                         1995
                                                                              -----------------------------------------------
ASSETS

    Investment in non-consolidated affiliates                                        $       .4                   $       .4
    Investment in subsidiaries*                                                         1,755.7                      1,456.7
    Receivable from subsidiary*                                                           695.8                        660.8
    Intercompany receivable*                                                                6.6                         25.6
    Income taxes                                                                           13.0                         26.1
    Other assets                                                                            2.8                          1.6
                                                                              -----------------------------------------------
         TOTAL ASSETS                                                                  $2,474.3                     $2,171.2
                                                                              ===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and accrued expenses                                            $     22.1                   $     20.3
    Funded debt                                                                           775.3                        675.1
                                                                              -----------------------------------------------
         Total liabilities                                                                797.4                        695.4
                                                                              -----------------------------------------------
    Shareholders' equity:

         Preferred Shares, no par value (authorized 20.0
             Serial Preferred Shares and 5.0 Voting
             Preference Shares)
                  9 3/8% Serial Preferred Shares, Series A (cumulative,
                  liquidation preference of $25 per share, issued and
                  outstanding 0 and 3.4 shares)                                              --                         83.6
             Common Shares, $1.00 par value, authorized 200.0
             shares, issued 83.1, including treasury
                  shares of 11.6 and 11.0                                                  71.5                         72.1
             Paid-in capital                                                              381.8                        374.8
             Net unrealized appreciation of investment
                  in equity securities of consolidated subsidiaries                        74.0                         51.1
             Retained earnings                                                          1,149.6                        894.2
                                                                              -----------------------------------------------
                  Total shareholders' equity                                            1,676.9                      1,475.8
                                                                              -----------------------------------------------
                      TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY                                             $2,474.3                     $2,171.2
                                                                              ===============================================



*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)
                                                                                                 Years Ended December 31,
                                                                                    1996            1995             1994
                                                                        --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                        $313.7          $250.5           $274.3
Adjustments to reconcile net income to net cash
    used in operating activities:
         Equity in income of consolidated subsidiaries                            (332.5)         (266.7)          (298.1)
         Amortization                                                                 --              --              1.5
         Changes in:
             Intercompany receivable or payable                                     19.0             1.6           (61.1)
             Accounts payable and accrued expenses                                   1.8             1.3             12.9
             Income taxes                                                           13.1             3.9             24.3
             Other, net                                                              (.9)            (.1)              1.0
                                                                        --------------------------------------------------
                  Net cash provided by (used  in) operating                         14.2           (9.5)           (45.2)
                      activities

CASH FLOWS FROM INVESTING ACTIVITIES:

Additional investments in equity securities of
    consolidated subsidiaries                                                      (42.2)          (42.1)           (56.9)
Return of capital from consolidated subsidiary                                        .5              --             20.1
Purchase of consolidated subsidiaries                                              (26.6)             --               --
Dividends received from consolidated subsidiaries                                  125.0           120.8             53.0
                                                                        --------------------------------------------------
                  Net cash provided by investing activities                         56.7            78.7             16.2

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                              6.9            10.1              2.7
Tax benefits from the exercise of stock options                                      5.9             8.5              2.4
Redemption of Preferred shares                                                     (80.8)             --               --
Proceeds from funded debt                                                           99.6              --            198.4
Receivable from subsidiary                                                         (35.0)          (61.4)          (114.8)
Dividends paid to shareholders                                                     (19.6)          (24.1)           (23.4)
Acquisition of treasury shares                                                     (47.9)           (2.3)           (36.3)
                                                                        --------------------------------------------------
                  Net cash provided by (used in) financing
                      activities                                                   (70.9)          (69.2)             29.0
                                                                        --------------------------------------------------
Change in cash                                                                        --              --                --
Cash, beginning of year                                                               --              --                --
                                                                        --------------------------------------------------
Cash, end of year                                                              $      --       $      --           $    --
                                                                        ==================================================



See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1996 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $120.4 million in 1996, and $75.5 million, and $89.8 million in 1995 and 1994, respectively. Total interest paid was $60.2 million for 1996, $56.5 million for 1995 and $49.8 million for 1994.

DEBT -- Funded debt at December 31 consisted of:

(millions)                                                    1996                                  1995
                                                ---------------------------------------------------------
7.30% Notes                                                $  99.6                             $      --
6.60% Notes                                                  198.8                                 198.7
7% Notes                                                     148.3                                 148.3
8 3/4% Notes                                                  29.5                                  29.2
10% Notes                                                    149.6                                 149.5
10 1/8% Subordinated Notes                                   149.5                                 149.4
                                                ---------------------------------------------------------
                                                            $775.3                                $675.1
                                                =========================================================

Funded debt is the amount the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant had the right to borrow up to $50.0 million. In February 1994, the Registrant reduced this revolving credit arrangement to $20.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. At December 31, 1996 and 1995, the Registrant had no borrowings under this arrangement.

In May 1996, the Registrant sold $100.0 million of noncallable 7.30% Notes due 2006 with interest payable semiannually. The fair value of these Notes was $101.7 million at December 31, 1996.

In January 1994, the Registrant sold $200.0 million of noncallable 6.60% Notes due 2004 with interest payable semiannually. The fair value of the Notes was $197.1 million and $203.6 million at December 31, 1996 and 1995, respectively.

In October 1993, the Registrant sold $150.0 million of noncallable 7% Notes due 2013 with interest payable semiannually. The fair value of these Notes was $144.3 million and $156.6 million at December 31, 1996 and 1995, respectively.

In May 1989, the Registrant issued $30.0 million of 8 3/4% Notes due 1999 with interest payable semiannually. The fair value of these Notes was $31.6 million and $32.7 million at December 31, 1996 and 1995, respectively.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

In December 1988, the Registrant sold $150.0 million of 10% Notes due 2000 and $150.0 million of 10 1/8% Subordinated Notes due 2000. All such Notes are noncallable with interest payable semiannually on both issues. The fair value of the 10% Notes and 10 1/8% Subordinated Notes were $167.8 million and $168.4 million, respectively, at December 31, 1996, and $175.9 million and $176.1 million, respectively, at December 31, 1995.

As of December 31, 1996, the Registrant was in compliance with its debt covenants.

Aggregate principal payments on funded debt outstanding at December 31, 1996 are $0 for 1997 and 1998, $30.0 million for 1999, $300.0 million for 2000, $0 for
2001, and $450.0 million thereafter.

INCOME TAXES -- The Registrant files a consolidated Federal income tax return with all eligible subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts recoverable from the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable from Subsidiaries in the accompanying Condensed Balance Sheets.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on equity securities of the subsidiaries. These amounts were:

(millions)                                                          1996                 1995               1994
                                                   -----------------------------------------------------------------
Unrealized gains (losses):

Available-for-sale: fixed maturities                             $(18.3)              $ 86.1               $(73.4)

                    equity securities                              53.7                 40.0                (25.4)

Deferred income taxes                                             (12.5)               (44.3)                34.6
                                                   -----------------------------------------------------------------
                                                                 $ 22.9               $ 81.8               $(64.2)
                                                   =================================================================

OTHER MATTERS -- The information relating to incentive compensation plans is incorporated by reference from Note 8, EMPLOYEE BENEFIT PLANS, "Incentive Compensation Plans" on pages 44 and 45 of the Registrant's 1996 Annual Report.

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)
                                                Future
                                                policy                  Other
                                                benefits,               policy                            Benefits,
                                    Deferred    losses,                 claims                            claims,
                                    policy      claims and              and                               losses and
                                    acquisition loss         Unearned   benefits  Premium     Investment  settlement
Segment                             costs       expenses(2)  premiums   payable   revenue     income(1)   expenses(2)
                                    ------------------------------------------------------------------------------------
Year ended December 31, 1996:

    Insurance Lines                 $200.1      $1,800.6     $1,467.3   $    --   $3,199.3    $225.8      $2,236.1
                                    ====================================================================================


Year ended December 31, 1995:

    Insurance Lines                 $181.9      $1,610.5     $1,209.6   $    --   $2,727.2    $199.1      $1,943.8
                                    ====================================================================================


Year ended December 31, 1994:

    Insurance Lines                 $161.6      $1,434.4     $1,036.7   $    --   $2,191.1    $158.5      $1,397.3
                                    ====================================================================================
                                        Amortization
                                        of deferred
                                        policy         Other         Net
                                        acquisition    operating     premiums
Segment                                 costs          expenses      written
                                    ------------------------------------------------
Year ended December 31, 1996:

    Insurance Lines                     $482.6         $208.5        $3,441.7
                                    ================================================


Year ended December 31, 1995:

    Insurance Lines                     $459.6         $167.2        $2,912.8
                                    ================================================


Year ended December 31, 1994:

    Insurance Lines                     $391.5         $150.8        $2,457.2
                                    ================================================



(1)Excluding investment expenses of $6.1 million in 1996, $8.1 million in 1995 and $8.7 million in 1994.

(2)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 14 for further discussion.

SCHEDULE IV -- REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)
                                                                          Assumed                        Percentage
Year Ended                                              Ceded to             From                         of Amount
                                    Gross Amount           Other            Other                           Assumed
December 31, 1996                                      Companies        Companies        Net Amount          to Net
-----------------                -----------------------------------------------------------------------------------
Life Insurance in force                 $     .1          $   .1             $ --          $     --              --
                                 ===================================================================================
Premiums earned:
    Accident and health                 $     --          $   --             $ --          $     --              --
    Property and liability               3,380.7           185.2              3.8           3,199.3              .1%
    Life                                      --              --               --                --              --
                                 ------------------------------------------------------------------

Total premiums earned                   $3,380.7          $185.2             $3.8          $3,199.3              --
                                 ==================================================================

December 31, 1995
------------------
Life Insurance in force                 $     .4          $   .1             $ --          $     .3              --
                                 ==================================================================================
Premiums earned:
    Accident and health                 $     --          $   --             $ --          $     --              --%
    Property and liability               2,895.9           168.8               .1           2,727.2              --
    Life                                      --              --               --                --              --
                                 ------------------------------------------------------------------

Total premiums earned                   $2,895.9          $168.8             $ .1          $2,727.2              --
                                 ==================================================================

December 31, 1994
-----------------
Life Insurance in force                 $     .7          $   .2             $ --          $     .5              --
                                 ==================================================================================
Premiums earned:
    Accident and health                 $     --          $   --             $ --          $     --              --
    Property and liability               2,378.4           192.2              4.9           2,191.1             .2%
    Life                                      --              --               --                --              --
                                 ------------------------------------------------------------------

Total premiums earned                   $2,378.4          $192.2             $4.9          $2,191.1
                                 ==================================================================

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)
                                                                                            Paid Losses and
                                     Losses and Loss Adjustment Expenses                    Loss Adjustment
                                             Incurred Related to                                Expenses
                              --------------------------------------------------          -------------------
                                       Current                     Prior
Year Ended                              Year                       Years
                              --------------------------   ---------------------
December 31, 1996                              $2,341.9                 $(105.8)                     $2,017.6
                              =========================   ======================          ===================

December 31, 1995                              $2,000.4                  $(56.6)                     $1,729.6
                              =========================   ======================          ===================

December 31, 1994(1)                           $1,539.8                 $(142.5)                     $1,310.9
                              =========================   ======================          ===================

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 34, for the additional information required in Schedule VI.

(1)During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve." See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 14 for further discussion.

                                        EXHIBIT INDEX
Exhibit    Form
Under      10-K
Reg.       Exhi-                                                                   If Incorporated by Reference, Documents
S-K,       bit                                                                     with Which Exhibit was Previously Filed
Item 601   No.     Description of Exhibit                                          with SEC
-------------------------------------------------------------------------------------------------------------------------------
 (3)(i)     3(A)   Amended Articles of Incorporation of The Progressive             Quarterly Report on Form 10-Q
                   Corporation ("Progressive"), as amended                          (Filed with SEC on April 23, 1993; see
                                                                                    Exhibit 3 therein)

 (3)(ii)    3(B)   Code of Regulations of Progressive                               Filed herewith

 (4)        4(A)   $4,000,000 Hillsborough County Industrial Development            Annual Report on Form 10-K (Filed with SEC on
                   Authority Industrial Development Revenue Bonds, Series           March 28, 1995; see Exhibit 4(A) therein)
                   1982 (dated December 16, 1982); Loan and Debt
                   Obligation Agreement; Indenture of Trust; Mortgage
                   and Security Agreement; Unconditional Guaranty

 (4)        4(B)   Indenture dated as of November 15, 1988 between                   Annual Report on Form 10-K (Filed with SEC on
                   Progressive and State Street Bank and Trust Company               March 29, 1994; see Exhibit 4(B) therein)
                   (successor in interest to Rhode Island Hospital Trust
                   National Bank), as Trustee ("Subordinated Indenture") (including
                   Table of Contents and cross-reference sheet)

 (4)        4(C)   Form of 10 1/8% Subordinated Notes due 2000 issued in             Annual Report on Form 10-K (Filed with SEC on
                   the aggregate principal amount of $150,000,000 under the          March 29, 1994; see Exhibit 4(C) therein)
                   Subordinated Indenture

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

                                 37

                                        EXHIBIT INDEX
Exhibit    Form
Under      10-K
Reg.       Exhi-                                                                        If Incorporated by Reference, Documents
S-K,       bit                                                                          with Which Exhibit was Previously Filed
Item 601   No.      Description of Exhibit                                              with SEC
-------------------------------------------------------------------------------------------------------------------------------

 (4)      4(E)      Form of 10% Notes due 2000 issued in the aggregate                  Annual Report on Form 10-K (Filed with SEC
                    principal amount of $150,000,000 under the 1988 Senior Indenture    on March 29, 1994; see Exhibit 4(E) therein)

 (4)      4(F)      Form of 8 3/4% Notes due 1999 issued in the aggregate principal     Annual Report on Form 10-K (Filed with SEC
                    amount of $30,000,000 under the 1988 Senior Indenture               on March 28, 1995; see Exhibit 4(F) therein)

 (4)      4(G)      $20,000,000 Unsecured Line of Credit with National City             Annual Report on Form 10-K (Filed with SEC
                    Bank (dated May 23, 1990; renewed May 20, 1992, and amended         on March 29, 1994; See Exhibit 4(I) therein)
                    February 1, 1994)

 (4)      4(H)      Indenture dated as of September 15, 1993 between                    Quarterly Report on Form 10-Q (Filed with
                    Progressive and State Street Bank and Trust Company (successor in   SEC on November 5, 1993; see Exhibit 4(A)
                    interest to The First National Bank of Boston),                     therein)
                    as Trustee ("1993 Senior Indenture") (including Table of Contents and cross-reference sheet)

 (4)      4(I)      Form of 7% Notes due 2013 issued in the aggregate principal amount  Quarterly Report on Form 10-Q (Filed with
                    of $150,000,000 under the 1993 Senior Indenture                     SEC on November 5, 1993; see Exhibit 4(B)
                                                                                        therein)

 (4)      4(J)      Form of 6.60% Notes due 2004 issued in the aggregate principal      Annual Report on Form 10-K (Filed with
                    amount of $200,000,000 under the 1993 Senior Indenture              SEC on March 29, 1994; see Exhibit 4(L)
                                                                                        therein)

 (4)      4(K)      Supplemental Indenture dated March 15, 1996 between the Registrant  Annual Report on Form 10-K (Filed with
                    and State Street Bank and Trust Company, evidencing the             SEC on March 15, 1996; see Exhibit 4(K)
                    designation of State Street Bank and Trust Company, as successor    therein)
                    Trustee under the 1993 Senior Indenture

                                        EXHIBIT INDEX
Exhibit    Form
Under      10-K
Reg.       Exhi-                                                                          If Incorporated by Reference, Documents
S-K,       bit                                                                            with Which Exhibit was Previously Filed
Item 601   No.         Description of Exhibit                                             with SEC
-----------------------------------------------------------------------------------------------------------------------------------

(4)          4(L)      Form of 7.30% Notes due 2006, issued in the aggregate principal     Quarterly Report on Form 10-Q (Filed
                       amount of $100,000,000 under the Senior Indenture dated September   with SEC on July 31, 1996; see Exhibit
                       15, 1993, between the Company and State Street Bank and Trust, as   4 therein)
                       amended and supplemented

(10)(iii)    10(A)     The Progressive Corporation 1995 Gainsharing Plan, as amended on    Annual Report on Form 10-K (Filed with
                       December 8, 1995                                                    SEC on March 15, 1996; see Exhibit 10(B)
                                                                                           therein)

(10)(iii)    10(B)     The Progressive Corporation 1997 Gainsharing Plan                   Filed herewith

(10)(iii)    10(C)     The Progressive Corporation 1995 Executive Bonus Plan,              Annual Report on Form 10-K (Filed with
                       as amended on December 8, 1995 and as further amended               SEC on March 15, 1996; see Exhibit 10(C)
                       on February 21, 1996                                                therein)

(10)(iii)    10(D)     The Progressive Corporation 1997 Executive Bonus Plan               Filed herewith

(10)(iii)    10(E)     The Progressive Corporation 1996 Process Management                 Quarterly Report on Form 10-Q (Filed
                       Bonus Plan                                                          with SEC on May 1, 1996; see Exhibit
                                                                                           10(A) therein)

(10)(iii)    10(F)     The Progressive Corporation Directors Deferral Plan (Amendment and  Quarterly Report on Form 10-Q (Filed
                       Restatement), as further amended on October 25, 1996                with SEC on November 13, 1996; see
                                                                                           Exhibit 10 therein)

(10)(iii)    10(G)     The Progressive Corporation 1989 Incentive Plan (amended and        Annual Report on Form 10-K (Filed with
                       restated as of April 24, 1992, as further amended on July 1, 1992   SEC on March 30, 1993; see Exhibit
                       and February 5, 1993)                                               10(G) therein)

                                        EXHIBIT INDEX
Exhibit    Form
Under      10-K
Reg.       Exhi-                                                                          If Incorporated by Reference, Documents
S-K,       bit                                                                            with Which Exhibit was Previously Filed
Item 601   No.        Description of Exhibit                                              with SEC
-------------------------------------------------------------------------------------------------------------------------------
(10)(iii)    10(H)    Share Option Agreement dated March 17, 1989, between Progressive    Annual Report on Form 10-K (Filed with
                      and David M. Schneider                                              SEC on March 28, 1995; see Exhibit 10(H)
                                                                                          therein)

(10)(iii)    10(I)    The Progressive Corporation 1990 Directors'                         Quarterly Report on Form 10-Q
                      Stock Option Plan (Amended and Restated                             (Filed with SEC on November 12, 1992; see
                      as of April 24, 1992 and as further amended on                      Exhibit 10(A) therein)
                      July 1, 1992)

(10)(iii)    10(J)    Agreement dated March 11, 1996 with Bruce W. Marlow                 Annual Report on Form 10-K (Filed with
                                                                                          SEC on March 15, 1996; see Exhibit 10(H)
                                                                                          therein)

(10)(iii)    10(K)    Amending Agreement dated April 1, 1996 between the Company and      Quarterly Report on Form 10-Q (Filed
                      Bruce W. Marlow relating to certain outstanding stock options       with SEC on July 31, 1996; see Exhibit
                      previously granted to Mr. Marlow                                    10 therein)

(10)(iii)    10(L)    The Progressive Corporation 1995 Incentive Plan                     Annual Report on Form 10-K (Filed with
                                                                                          SEC on March 28, 1995; see Exhibit 10(L)
                                                                                          therein)

(10)(iii)    10(M)    The Progressive Corporation Executive Deferred                      Filed herewith
                      Compensation Plan (January 1, 1997 Amended and Restated)

(10)(iii)    10(N)    Form of Non-Qualified Stock Option Agreement under The Progressive  Quarterly Report on Form 10-Q (Filed
                      Corporation 1989 Incentive Plan (single award)                      with SEC on May 1, 1996; see Exhibit
                                                                                          10(B) therein)

(10)(iii)    10(O)    Form of Non-Qualified Stock Option Agreement under The Progressive  Quarterly Report on Form 10-Q (Filed
                      Corporation 1989 Incentive Plan (multiple awards)                   with SEC on May 1, 1996; see Exhibit
                                                                                          10(C) therein)

                                        EXHIBIT INDEX
Exhibit    Form
Under      10-K
Reg.       Exhi-                                                                          If Incorporated by Reference, Documents
S-K,       bit                                                                            with Which Exhibit was Previously Filed
Item 601   No.        Description of Exhibit                                              with SEC
-------------------------------------------------------------------------------------------------------------------------------

(11)      11           Computation of Earnings Per Share                                   Filed herewith

(12)      12           Computation of Ratio of Earnings to Fixed Charges                   Filed herewith

 (13)     13           The Progressive Corporation 1996 Annual Report                      Filed herewith

 (21)     21           Subsidiaries of The Progressive Corporation                         Filed herewith

 (23)     23           Consent of Independent Accountants                                  Incorporated herein by reference to
                                                                                           page 27 of this Annual Report on Form
                                                                                           10-K

 (24)     24           Powers of Attorney                                                  Filed herewith

 (27)     27           Financial Data Schedule                                             This exhibit is contained in the EDGAR
                                                                                           filing of the Annual Report on
                                                                                           Form 10-K for the year ended
                                                                                           December 31, 1996 only

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.
