Form 10-Q
period 1997-03-31
PROGRESSIVE CORP/OH/
filed 1997-05-15
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                               ---------------------------------------------

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

Common Shares, $1.00 par value: 71,926,047 outstanding at April 30, 1997

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

Three months ended March 31,                                                     1997                 1996               % Change
-----------------------------------------------------------------------------------------------------------------------------------
(millions - except per share amounts)

NET PREMIUMS WRITTEN                                                           $1,051.6             $810.2                    30
                                                             =====================================================

REVENUES
Premiums earned                                                                  $894.3             $732.0                    22
Investment income                                                                  64.1               52.7                    22
Net realized gains (losses) on security sales                                     (3.3)                4.9                    --
Service revenues                                                                   11.4                9.4                    21
                                                             ----------------------------------------------------
        Total revenues                                                            966.5             799.0                     21
                                                             ----------------------------------------------------

EXPENSES
Losses and loss adjustment expenses                                               635.2             525.4                     21
Policy acquisition costs                                                          128.6             120.1                      7
Other underwriting expenses                                                        65.8              41.0                     60
Investment expenses                                                                 1.5               1.8                    (17)
Service expenses                                                                   11.2               9.3                     20
Interest expense                                                                   16.1              14.3                     13
                                                             ----------------------------------------------------
        Total expenses                                                            858.4             711.9                     21
                                                             ----------------------------------------------------

NET INCOME
Income before income taxes                                                        108.1              87.1                     24
Provision for income taxes                                                         31.6              23.8                     33
                                                             ---------------------------------------------------
Net income                                                                        $76.5            $ 63.3                     21
                                                             ===================================================

PER SHARE
        Primary                                                                   $1.02            $  .82                     24
        Fully diluted                                                              1.02               .82                     24
WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES
        Primary                                                                    74.8              74.6                     --
        Fully diluted                                                              74.8              74.6                     --








See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                             March 31,                December 31,
                                                                           ---------------------------------------------------------
                                                                                        1997           1996                1996
------------------------------------------------------------------------------------------------------------------------------------
(millions)
ASSETS
Investments:
Available-for-sale:
   Fixed maturities, at market (amortized cost:
           $3,590.5, $3,112.1 and $3,384.1)                                          $3,589.2        $3,120.4           $3,409.2
   Equity securities, at market
            Preferred stocks (cost: $356.4, $327.9 and $333.8)                          359.0           329.9              341.6
            Common stocks (cost: $499.9, $337.8 and $458.9)                             581.4           368.6              540.1
   Short-term investments, at amortized cost
            (market: $148.2, $248.5 and $159.7)                                         148.2           248.5              159.7
                                                                           -----------------------------------    ----------------
                     Total investments                                                4,677.8         4,067.4            4,450.6
Cash                                                                                     28.3            13.9               15.4
Accrued investment income                                                                43.8            41.3               46.9
Premiums receivable, net of allowance
   for doubtful accounts of $22.9, $19.0 and $23.2                                      962.7           721.9              820.8
Reinsurance recoverables                                                                376.8           333.7              310.0
Prepaid reinsurance premiums                                                             90.2            78.5               85.8
Deferred acquisition costs                                                              230.3           186.2              200.1
Income taxes                                                                             71.6            54.1               62.1
Property and equipment, net of accumulated
   depreciation of $132.6, $133.6 and $126.7                                            185.7           165.1              169.9
Other assets                                                                             37.6            24.6               22.3
                                                                           -----------------------------------  -----------------
                              Total assets                                           $6,704.8        $5,686.7           $6,183.9
                                                                           ===================================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                                    $1,671.3        $1,295.8           $1,467.3
Loss and loss adjustment expense reserves                                             1,999.0         1,653.8            1,800.6
Policy cancellation reserve                                                              47.8            37.5               43.3
Accounts payable and accrued expenses                                                   469.8           517.1              420.1
Funded debt                                                                             775.8           675.9              775.7
                                                                           -----------------------------------  -----------------
                     Total liabilities                                                4,963.7         4,180.1            4,507.0
                                                                           -----------------------------------  -----------------
Shareholders' equity:
   9 3/8% Serial Preferred Shares, Series A (issued
            and outstanding, 0, 3.2 and 0)                                                 --            78.4                 --
   Common Shares, $1.00 par value (treasury shares of
            11.3, 10.9 and 11.6)                                                         71.8            72.2               71.5
   Paid-in capital                                                                      393.1           380.0              381.8
   Net unrealized appreciation on investment securities                                  53.7            26.6               74.0
   Retained earnings                                                                  1,222.5           949.4            1,149.6
                                                                           -----------------------------------  -----------------
                     Total shareholders' equity                                       1,741.1         1,506.6            1,676.9
                                                                           -----------------------------------  -----------------
                              Total liabilities and shareholders' equity             $6,704.8        $5,686.7           $6,183.9
                                                                           ===================================  =================

See notes to consolidated financial statements.


The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Three months ended March 31,                                                                   1997        1996
---------------------------------------------------------------------------------------------------------------------
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $76.5       $63.3
   Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation and amortization                                                   6.6         5.2
                Net realized (gains) losses on security sales                                   3.3        (4.9)
            Changes in:
                     Unearned premiums                                                        135.2        86.2
                      Loss and loss adjustment expense reserves                                56.5        43.3
                      Accounts payable and accrued expenses                                    16.8        29.7
                      Policy cancellation reserve                                               4.5        (3.3)
                      Prepaid reinsurance premiums                                             22.1        (8.0)
                      Reinsurance recoverables                                                  3.4         4.4
                      Premiums receivable                                                    (112.8)      (72.0)
                      Deferred acquisition costs                                              (23.5)       (4.3)
                      Income taxes                                                             14.1        17.3
                      Other, net                                                               15.4         2.2
                                                                                      -------------------------------
                           Net cash provided by operating activities                          218.1       159.1
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases:
            Available-for-sale: fixed maturities                                           (1,479.6)   (1,663.8)
                                equity securities                                            (171.1)     (178.8)
   Sales:
            Available-for-sale: fixed maturities                                            1,285.5     1,174.5
                                equity securities                                             115.8       161.2
   Maturities, paydowns, calls and other:
            Available-for-sale: fixed maturities                                               85.1        98.8
                                equity securities                                              12.3        17.9
   Net sales of short-term investments                                                         12.6        54.3
   Payable on securities                                                                       14.5       193.7
   Purchase of property and equipment                                                         (19.5)      (11.1)
   Purchase of Midland, net of cash acquired                                                  (48.0)         --
                                                                                      -------------------------------
                           Net cash used in investing activities                             (192.4)     (153.3)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                                       6.6         3.3
  Tax benefit from exercise of stock options                                                    5.0         2.4
  Payments on funded debt                                                                     (20.1)        (.1)
  Dividends paid to shareholders                                                               (4.3)       (5.9)
  Acquisition of treasury shares                                                                 --        (7.8)
                                                                                      -------------------------------
                           Net cash used in financing activities                              (12.8)       (8.1)
                                                                                      -------------------------------
Increase (decrease) in cash                                                                    12.9        (2.3)
        Cash, January 1                                                                        15.4        16.2
                                                                                      -------------------------------
        Cash, March 31                                                                        $28.3       $13.9
                                                                                      ===============================



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     NOTE 1 Supplemental Cash Flow Information -- The Company paid income taxes of $10.9 million and $0 for the periods ended March 31, 1997 and 1996, respectively. Total interest paid was $6.6 million for both periods.

     NOTE 2 Debt at March 31 consisted of:

                                             1997                                       1996
                               -------------------------------         -----------------------------------
                                                       Market                                      Market
                                      Cost              Value                  Cost                Value
                               -----------       ------------          ------------            -----------
7.30% Notes                         $99.7              $98.5                $   --                $   --
6.60% Notes                         198.8              192.0                 198.7                 195.3
7% Notes                            148.4              139.2                 148.3                 142.5
8 3/4% Notes                         29.5               31.1                  29.3                  32.0
10% Notes                           149.6              164.2                 149.5                 170.5
10 1/8% Subordinated Notes          149.5              164.8                 149.4                 171.1
Other debt                             .3                 .3                    .7                    .7
                               -----------       ------------          ------------            ----------
                                   $775.8             $790.1                $675.9                $712.1
                               ===========       ============          ============            ==========



     NOTE 3 On March 7, 1997, the Company acquired all of the outstanding capital stock of Midland Financial Group, Inc., or 5,565,278 shares, at a price of $9.00 per share. The Company accounted for the acquisition under the purchase method of accounting and will include all activity since date of acquisition in its results of operations. The cost of the acquisition exceeded the underlying book value at the date of acquisition by $10.2 million and is being amortized over three years. In addition, the Company repaid $20.0 million of Midland's notes payable.

     NOTE 4 On March 31, 1997, the Company paid a quarterly dividend of $.06 per Common Share to shareholders of record as of the close of business on March 14, 1997. The dividend was declared by the Board of Directors on February 22, 1997.

On April 25, 1997, the Board of Directors declared a quarterly dividend of $.06 per Common Share, payable June 30, 1997, to shareholders of record as of the close of business on June 13, 1997.

     NOTE 5 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the results expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the first quarter 1997, operating income, which excludes net realized gains and losses on security sales, was $78.6 million, or $1.05 per share, compared to $60.2 million, or $.78 per share, last year. The combined ratio was 92.8, compared to 93.8 for the first quarter 1996.

Net premiums written increased 30% over the first quarter 1996, primarily reflecting an increase in unit sales driven by the Company's competitive rates. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 22% for the quarter. Service revenues increased 21% to $11.4 million for the quarter, driven by new service products started during 1996.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, decreased as a percentage of premiums earned to 71% for the quarter, compared to 72% in 1996. Policy acquisition costs and other underwriting expenses as a percentage of premiums earned were 22% for both periods. Service expenses increased 20% for the quarter, consistent with the increase in revenues.

Recurring investment income (interest and dividends) increased 22% for the quarter, primarily reflecting an increase in the average investment portfolio. The Company had net realized losses on security sales of $3.3 million for the quarter, compared to net realized gains of $4.9 million in the first quarter of 1996. At March 31, 1997, the Company's portfolio had $82.8 million in total unrealized gains, compared to $114.1 million at December 31, 1996, reflecting an increase in interest rates as evidenced by the 3-year treasury note yield increasing from 6.0% to 6.6% during the quarter.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($3,496.0 million, or 74.8%, at March 31, 1997, and $3,276.4 million, or 80.6%, at March 31, 1996).
Long-term investment-grade fixed-income securities represented $117.9 million, or 2.5%, and $86.1 million, or 2.1%, of the total investment portfolio at March 31, 1997 and 1996, respectively. Non-investment-grade fixed-maturity securities were $123.5 million, or 2.6%, in 1997, and $6.4 million, or .1%, in 1996, and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 3.2 years at March 31, 1997, compared to 2.8 years at March 31, 1996.

Equity investments are comprised of preferred stocks ($359.0 million, or 7.7%, in 1997 and $329.9 million, or 8.1%, in 1996), and common stocks ($581.4 million, or 12.4%, in 1997 and $368.6 million, or 9.1%, in 1996). The increase in common stocks reflects the Company's objective to increase its position in common stock and similar investments to about 15% of the entire portfolio.

Financial instruments with off-balance-sheet risk are used to manage the risks and enhance the yields of the available-for-sale portfolio. These financial instruments had a net market value of $(.1) million as of March 31, 1997, compared to $3.2 million as of March 31, 1996.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.7% for the quarters ended March 31, 1997 and 1996.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 1997, operations generated a positive cash flow of $218.1 million.

On March 7, 1997, the Company acquired Midland Financial Group, Inc. through a purchase of all of Midland's outstanding capital stock, or 5,565,278 shares, at a price of $9.00 per share. In addition, the Company repaid $20.0 million of Midland's notes payable. The transactions were settled in cash generated by the Company's operations and current investments.





                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders.

           At the April 25, 1997 Annual Meeting of Shareholders of the Company, 65,687,626 Common Shares were represented in person or by proxy. At the Annual Meeting, the shareholders took the following actions:

           The shareholders approved the proposal to fix the number of directors at ten. The proposal received 64,777,801 affirmative votes, 686,186 negatives votes and 223,639 abstentions.

           The shareholders approved the proposal to amend the Company's Code of Regulations to require advance written notice to the Company of shareholder nominations for the election of directors. This proposal received 54,854,493 affirmative votes, 7,800,667 negative votes and 3,032,466 abstentions.

           The shareholders approved the proposal to amend the Company's Code of Regulations to provide for classification of the Board of Directors and adopt related provisions. The amendment adopted by shareholders divides the Board into three classes of directors serving staggered terms. This proposal received 43,493,550 affirmative votes, 16,056,412 negative votes, 263,767 abstentions and 5,873,897 broker non-votes.

         At the meeting, the shareholders elected the nine directors named below, for the terms indicated. One vacancy remains on the board. The votes cast with respect to each director were as follows:


         Director                   Term Expires         For           Withheld
         --------                   ------------     ----------        --------

         B. Charles Ames               1998          65,216,269        471,357
         Peter B. Lewis                1998          65,174,568        513,058
         Donald B. Shackelford         1998          65,216,450        471,176

         Milton N. Allen               1999          65,202,089        485,537
         Charles A. Davis              1999          65,214,239        473,387
         Paul B. Sigler                1999          65,164,038        523,588

         Stephen R. Hardis             2000          65,218,311        469,315
         Janet Hill                    2000          65,215,595        472,031
         Norman S. Matthews            2000          65,217,334        470,292


         The shareholders approved The Progressive Corporation 1997 Executive Bonus Plan, which provides certain executive officers of the Company with the opportunity to earn performance-based incentive compensation. Under this plan, participants will be entitled to receive additional cash compensation on an annual basis if, and to the extent, that certain pre-established performance goals are met. This proposal received 61,288,165 affirmative votes, 1,239,745 negative votes and 3,159,716 abstentions.

ITEM 5.  Other Information.

         On April 30, 1997, the Company amended its shelf registration statement (SEC File No. 333-1745) for the purpose of deregistering $100 million of Debt Securities of the Company. The action was taken because the Company does not anticipate the need for borrowing in the public markets in the near term.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:
             See exhibit index on page 10.

         (b) Reports on Form 8-K during the quarter ended March 31, 1997: None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE PROGRESSIVE CORPORATION
                                    ---------------------------
                                    (Registrant)

Date:  May 15, 1997                 BY:  /s/ DAVID M. SCHNEIDER
       ---------------                   -----------------------------
                                         David M. Schneider
                                         Secretary

Date:  May 15, 1997                 BY:  /s/ CHARLES B. CHOKEL
       ---------------                   ---------------------
                                         Charles B. Chokel
                                         Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

      Exhibit No.        Form 10-Q
      Under Reg.         Exhibit
     S-K, Item 601       No.            Description of Exhibit
     -------------       ----------     ----------------------

        (3)(ii)             3           Code of Regulations of The Progressive
                                        Corporation (as amended April 25, 1997)

        (11)               11           Computation of Earnings Per Share

        (27)               27           Financial Data Schedule