Form 10-Q
period 1997-06-30
PROGRESSIVE CORP/OH/
filed 1997-08-08
CIK 80661

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 1O-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               --------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number                        1-9518
                      --------------------------------------------

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

                                 (216) 461-5000
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares $1 par value:   72,090,243 outstanding at July 31, 1997

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                Three Months                         Six Months
                                                     ----------------------------------  -----------------------------------
Periods Ended June 30,                                     1997     1996   % Change             1997      1996   % Change
---------------------------------------------------------------------------------------  -----------------------------------
(millions - except per share amounts)

NET PREMIUMS WRITTEN                                  $ 1,197.2   $875.1      37           $ 2,248.8  $1,685.3      33
                                                     ====================                ======================
REVENUES

Premiums earned                                       $ 1,009.8   $784.5      29           $ 1,904.1  $1,516.5      26
Investment income                                          68.3     53.4      28               132.5     106.2      25
Net realized gains (losses) on security sales              29.6      (.2)     --                26.3       4.7     460
Service revenues                                           11.1     10.4       7                22.4      19.8      13
                                                     --------------------                ----------------------
    Total revenues                                      1,118.8    848.1      32             2,085.3   1,647.2      27
                                                     --------------------                ----------------------
EXPENSES

Losses and loss adjustment expenses                       724.8    538.6      35             1,360.0   1,064.1      28
Policy acquisition costs                                  147.6    119.4      24               276.2     239.5      15
Other underwriting expenses                                67.8     51.3      32               133.5      92.2      45
Investment expenses                                         1.7      1.4      21                 3.2       3.2      --
Service expenses                                           12.0     12.3      (2)               23.2      21.6       7
Interest expense                                           16.1     15.0       7                32.3      29.3      10
                                                     --------------------                ----------------------
    Total expenses                                        970.0    738.0      31             1,828.4   1,449.9      26
                                                     --------------------                ----------------------
NET INCOME

Income before income taxes                                148.8    110.1      35               256.9     197.3      30
Provision for income taxes                                 46.7     31.7      47                78.3      55.5      41
                                                     --------------------                ----------------------
Net income                                              $ 102.1   $ 78.4      30             $ 178.6  $  141.8      26
                                                     ====================                ======================

PER SHARE
    Primary                                              $ 1.36   $ 1.01      35              $ 2.39  $   1.83      31
    Fully diluted                                          1.36     1.01      35                2.37      1.83      30

WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES
    Primary                                                75.0     73.6       2                74.8      74.1      1
    Fully diluted                                          75.3     73.7       2                75.3      74.1      2


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                             June 30,       December 31,
                                                                              ------------------------    ---------------
                                                                                      1997       1996               1996
-------------------------------------------------------------------------------------------------------------------------
(millions)

ASSETS
Investments:
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $3,293.5, $3,098.5 and  $3,384.1)                                    $3,335.7   $3,091.2           $3,409.2
         Equity securities, at market
             Preferred stocks (cost: $376.9,  $298.2 and  $333.8)                    384.0      298.2              341.6
             Common stocks (cost: $488.3, $335.8 and  $458.9)                        609.8      381.9              540.1
    Short-term investments, at amortized cost (market $640.0,  $297.7  and
    $159.7)                                                                          640.0      297.7              159.7
                                                                              ------------------------    ---------------
         Total investments                                                         4,969.5    4,069.0            4,450.6
Cash                                                                                  18.6       11.2               15.4
Accrued investment income                                                             44.2       50.1               46.9
Premiums receivable, net of allowance for doubtful accounts of
    $24.4, $20.4 ,  and $23.2                                                      1,086.1      794.1              820.8
Reinsurance recoverables                                                             362.1      315.8              310.0
Prepaid reinsurance premiums                                                          94.0       91.5               85.8
Deferred acquisition costs                                                           255.9      193.9              200.1
Income taxes                                                                          74.1       77.8               62.1
Property and equipment, net of accumulated depreciation of
    $139.6, $138.5 and  $126.7                                                       195.8      166.9              169.9
Other assets                                                                          37.9       23.4               22.3
                                                                              ------------------------    ---------------
             Total assets                                                         $7,138.2   $5,793.7           $6,183.9
                                                                              ========================    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                                 $1,863.4   $1,399.4           $1,467.3
Loss and loss adjustment expense reserves                                          2,082.0    1,693.3            1,800.6
Policy cancellation reserve                                                           39.9       39.8               43.3
Accounts payable and accrued expenses                                                475.0      426.1              420.1
Debt                                                                                 775.9      775.6              775.7
                                                                              ------------------------    ---------------
         Total liabilities                                                         5,236.2    4,334.2            4,507.0
                                                                              ------------------------    ---------------
Shareholders' equity:
    Common Shares, $1.00 par value
         (treasury shares of 11.1, 11.8 and 11.6)                                     72.0       71.3               71.5
    Paid-in capital                                                                  398.9      376.3              381.8
    Net unrealized appreciation on investment securities                             110.9       25.2               74.0
    Retained earnings                                                              1,320.2      986.7            1,149.6
                                                                              ------------------------    ---------------
         Total shareholders' equity                                                1,902.0    1,459.5            1,676.9
                                                                              ------------------------    ---------------
             Total liabilities and shareholders' equity                           $7,138.2   $5,793.7           $6,183.9
                                                                              ========================    ===============



See notes to consolidated financial statements.


The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended June 30,                                                  1997             1996
-------------------------------------------------------------------------------------------------
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $ 178.6          $ 141.8
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                 15.1             12.8
             Net realized gains on security sales                         (26.3)            (4.7)
         Changes in:
             Unearned premiums                                            325.6            189.8
             Loss and loss adjustment expense reserves                    140.0             82.8
             Accounts payable and accrued expenses                         30.9             55.6
             Policy cancellation reserve                                   (3.4)            (1.0)
             Prepaid reinsurance                                           19.1            (21.0)
             Reinsurance recoverables                                      18.1             22.3
             Premiums receivable                                         (236.2)          (144.2)
             Deferred acquisition costs                                   (49.0)           (12.0)
             Income taxes                                                 (19.2)            (5.5)
             Other, net                                                    21.6             (3.9)
                                                                ---------------------------------
                  Net cash provided by operating activities               414.9            312.8
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Available-for-sale:  fixed maturities                         (2,700.8)        (2,233.4)
                              equity securities                          (315.4)          (280.0)
    Sales:
         Available-for-sale:  fixed maturities                          2,633.2          1,649.6
                              equity securities                           256.7            287.2
    Maturities, paydowns, calls and other:
         Available-for-sale:  fixed maturities                            246.9            202.2
                              equity securities                            37.5             25.6
    Net (purchases) sales of short-term investments                      (479.2)             5.1
    Payable on securities                                                   5.6             76.8
    Purchases of property and equipment                                   (37.0)           (18.1)
      Purchase of Midland, net of cash acquired                           (48.0)              --
                                                                ---------------------------------
                  Net cash used in investing activities                  (400.5)          (285.0)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                 9.8              4.1
    Tax benefits from exercise of stock options                             7.8              2.9
    Proceeds from funded debt                                                --             99.6
    Payments on funded debt                                               (20.2)             (.2)
    Redemption of Preferred Shares                                           --            (80.8)
    Dividends paid to shareholders                                         (8.6)           (11.1)
    Acquisition of treasury shares                                           --            (47.3)
                                                                ---------------------------------
         Net cash used in financing activities                            (11.2)           (32.8)
                                                                ---------------------------------
    Increase (decrease) in cash                                             3.2             (5.0)
    Cash, January 1                                                        15.4             16.2
                                                                ---------------------------------
    Cash, June 30                                                       $  18.6         $   11.2
                                                                =================================

See notes to consolidated financial statements.


The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 Supplemental Cash Flow Information. The Company paid income taxes of $84.9 million and $52.4 million for the six months ended June 30, 1997 and 1996, respectively. Total interest paid was $31.9 million and $28.3 million for the six months ended June 30, 1997 and 1996, respectively.

NOTE 2 Debt at June 30 consisted of:


                                          1997                        1996
                               --------------------------  --------------------------
                                                  Market                      Market
                                      Cost         Value           Cost        Value
                               ------------  ------------  ------------  ------------
7.30% Notes                         $ 99.7        $100.7        $ 99.6        $ 99.6
6.60% Notes                          198.9         195.9         198.8         192.9
7% Notes                             148.4         143.7         148.3         141.0
8 3/4% Notes                          29.6          31.2          29.4          31.6
10% Notes                            149.6         165.1         149.5         167.6
10 1/8% Subordinated Notes           149.5         165.6         149.4         168.0
Other debt                             0.2           0.2            .6            .6
                               ------------  ------------  ------------  ------------
                                    $775.9        $802.4        $775.6        $801.3
                               ============  ============  ============  ============

NOTE 3 On June 30, 1997, the Company paid a quarterly dividend of $.06 per Common Share to shareholders of record as of the close of business on June 13, 1997. The dividend was declared by the Board of Directors on April 25, 1997.

On July 25, 1997, the Board of Directors declared a quarterly dividend of $.06 per Common Share, payable September 30, 1997, to shareholders of record as of the close of business on September 12, 1997.

NOTE 4 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


RESULTS OF OPERATIONS

For the second quarter 1997, operating income, which excludes net realized gains (losses) on security sales and one-time items, was $82.8 million, or $1.10 per share, compared to $78.5 million, or $1.05 per share, last year. The combined ratio was 93.1, compared to 90.4 for the second quarter 1996. For the six months ended June 30, 1997, operating income was $161.5 million, or $2.14 per share, compared to $138.7 million, or $1.83 per share, in 1996. The year-to-date combined ratio was 92.9, compared to 92.0 last year.

Net premiums written increased 37% over the second quarter 1996 and 33% over the first six months of 1996, reflecting an increase in unit sales driven by the Company's competitive rates. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 29% for the quarter and 26% for the first six months. Service revenue increased 7% to $11.1 million for the quarter and 13% to $22.4 million for the first six months, driven by new service products started during 1996.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, and costs to settle these claims, increased as a percentage of premiums earned to 72% for the quarter, compared to 69% in 1996. Year-to-date claim costs were 71%, compared to 70% last year.

Policy acquisition costs and other underwriting expenses were 21% of premiums earned for the second quarter, compared to 22% in 1996, and 22% for the first six months of both 1997 and 1996. Service expenses decreased 2% for the quarter and increased 7% for the first six months. Second quarter 1996 expenses included costs associated with acquiring a company which provides vehicle inspection services.

Recurring investment income (interest and dividends) increased 28% for the quarter and 25% for the first six months, reflecting an increase in the average investment portfolio and the pretax investment yields. The Company had net realized gains (losses) on security sales of $29.6 million and $26.3 million for the quarter and first six months, respectively, compared to $(.2) million and $4.7 million in 1996. On June 30, 1997, the Company's portfolio had $170.8 million in total unrealized gains, compared to $114.1 million at December 31, 1996, primarily reflecting an upward trend in the stock market

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($3,685.9 million, or 74.2%, at June 30, 1997, and $3,304.5 million, or 81.2%, at June 30, 1996).

Long-term investment-grade fixed-income securities represented $115.2 million, or 2.2%, and $69.8 million, or 1.7%, of the total investment portfolio at June 30, 1997 and 1996, respectively. Non-investment-grade fixed-maturity securities were $174.6 million, or 3.6%, in 1997, and $14.6 million, or .4%, in 1996, and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 2.9 years at June 30, 1997, compared to 2.8 years at June 30, 1996.

Equity investments are comprised of preferred stocks ($384.0 million, or 7.7%, in 1997 and $298.2 million, or 7.3%, in 1996) and common stocks ($609.8 million, or 12.3%, in 1997 and $381.9 million, or 9.4%, in 1996). The increase in common stocks reflects the Company's objective to increase its position in common stock and similar investments to approximately 15% of the entire portfolio.

Derivative financial instruments are used to manage the risks and enhance the yields. These financial instruments had a net market value of $.7 million as of June 30, 1997, compared to $3.4 million as of June 30, 1996.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.7% and 6.6% for the six months ended June 30, 1997 and 1996, respectively.


FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 1997, operations generated a positive cash flow of $414.9 million.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 5.        Other Information.

               Effective after the close of trading on August 1, 1997, Progressive was added to the Standard & Poor's 500 Index. Progressive, which was previously a component of the S&P Mid Cap 400, will be added to the S&P 500 Insurance
               (Property-Casualty) industry group.


ITEM 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    See exhibit index on page 10.

               (b)  Reports on Form 8-K during the quarter ended June 30, 1997:
                    None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE PROGRESSIVE CORPORATION
                                      ---------------------------
                                      (Registrant)






Date:  August 8, 1997               BY:   /s/ David M. Schneider
     ----------------                  ---------------------------------------
                                         David M. Schneider
                                         Secretary






Date:  August 8, 1997               BY:    /s/ Charles B. Chokel
     ----------------                  ---------------------------------------
                                         Charles B. Chokel
                                         Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


          Exhibit No.             Form 10-Q
          Under Reg.               Exhibit
         S-K. Item 601               No.                 Description of Exhibit
         -------------            ----------             ----------------------


             (11)                    11                  Computation of Earnings Per Share


             (27)                    27                  Financial Data Schedule

