Form 10-Q
period 1997-09-30
PROGRESSIVE CORP/OH/
filed 1997-11-10
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended            September 30, 1997
                               --------------------------------------------

                                                        or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT  OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number                   1-9518
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
                                                      Yes   X    No
                                                         -------   --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $1 par value: 72,250,457 outstanding at October 31, 1997.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                        Three Months                        Nine Months
                                               -----------------------------------   ------------------------------------
 Periods Ended September 30,                         1997          1996     % Change     1997          1996      % Change
 ------------------------------------------------------------------------------------------------------------------------
 (millions - except per share amounts)
 NET PREMIUMS WRITTEN                              $ 1,199.9     $   878.1     37      $ 3,448.7     $ 2,563.4      35
                                                   =======================             =======================
 REVENUES
 Premiums earned                                   $ 1,078.0     $   827.5     30      $ 2,982.2     $ 2,344.0      27
 Investment income                                      71.8          57.0     26          204.3         163.2      25
 Net realized gains (losses) on security sales          41.4          (3.4)   --            67.7           1.2      NM
 Service revenues                                       12.1          12.8     (5)          34.5          32.6       6
                                                   -----------------------             -----------------------
     Total revenues                                  1,203.3         893.9     35        3,288.7       2,541.0      29
                                                   -----------------------             -----------------------
 EXPENSES
 Losses and loss adjustment expenses                   756.9         572.7     32        2,116.9       1,636.7      29
 Policy acquisition costs                              157.4         120.0     31          433.6         359.5      21
 Other underwriting expenses                            89.4          61.6     45          223.0         153.9      45
 Investment expenses                                     2.6           1.4     86            5.9           4.6      28
 Service expenses                                       11.1           9.2     21           34.3          30.8      11
 Interest expense                                       16.2          16.1      1           48.4          45.4       7
                                                   -----------------------             -----------------------
     Total expenses                                  1,033.6         781.0     32        2,862.1       2,230.9      28
                                                   -----------------------             -----------------------
 NET INCOME
 Income before income taxes                            169.7         112.9     50          426.6         310.1      38
 Provision for income taxes                             53.5          32.6     64          131.8          88.1      50
                                                   -----------------------             -----------------------
 Net income                                        $   116.2     $    80.3     45      $   294.8     $   222.0      33
                                                   =======================             =======================
 PER SHARE
          Primary                                  $    1.54     $    1.08     43      $    3.92     $    2.91      35
          Fully diluted                                 1.54          1.08     43           3.89          2.89      35

 WEIGHTED NUMBER AVERAGE EQUIVALENT SHARES
          Primary                                       75.6          74.0      2           75.2          74.1       1
          Fully diluted                                 75.7          74.2      2           75.7          74.5       2

NM - Not Meaningful
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                               September 30,     December 31,
                                                                          ---------------------  ------------
                                                                            1997         1996        1996
 ------------------------------------------------------------------------------------------------------------
 (millions)
ASSETS
Investments:
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $3,446.3, $3,348.5 and $3,384.1)                             $3,509.0     $3,350.0     $3,409.2
         Equity securities, at market
             Preferred stocks (cost: $392.3, $279.9 and $333.8)              406.0        282.6        341.6
             Common stocks (cost: $516.0 , $438.3 and $458.9)                673.3        491.7        540.1
    Short-term investments, at amortized cost (market: $693.0, $124.7
         and $159.7)                                                         693.0        124.7        159.7
                                                                          ---------------------     --------
              Total investments                                            5,281.3      4,249.0      4,450.6
Cash                                                                          20.7          9.3         15.4
Accrued investment income                                                     41.9         41.9         46.9
Premiums receivable, net of allowance for doubtful accounts of
    $27.5, $22.4 and $23.2                                                 1,157.6        801.2        820.8
Reinsurance recoverables                                                     362.2        319.3        310.0
Prepaid reinsurance premiums                                                  88.6         90.9         85.8
Deferred acquisition costs                                                   268.2        196.9        200.1
Income taxes                                                                  93.0         71.8         62.1
Property and equipment, net of accumulated depreciation of
    $148.0, $122.3 and $126.7                                                227.6        165.6        169.9
Other assets                                                                  32.9         41.3         22.3
                                                                          ---------------------     --------
              Total assets                                                $7,574.0     $5,987.2     $6,183.9
                                                                          =====================     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                         $1,979.8     $1,449.4     $1,467.3
Loss and loss adjustment expense reserves                                  2,140.9      1,764.1      1,800.6
Policy cancellation reserve                                                   40.0         42.9         43.3
Accounts payable and accrued expenses                                        573.6        405.4        420.1
Debt                                                                         775.9        775.6        775.7
                                                                          ---------------------     --------
             Total liabilities                                             5,510.2      4,437.4      4,507.0
                                                                          ---------------------     --------
Shareholders' equity
     Common Shares, $1.00 par value
          (net of treasury shares of 10.9, 11.7 and 11.6)                     72.2         71.4         71.5
    Paid-in capital                                                          409.9        378.2        381.8
    Net unrealized appreciation on investment  securities                    151.8         37.3         74.0
    Retained earnings                                                      1,429.9      1,062.9      1,149.6
                                                                          ---------------------     --------
         Total shareholders' equity                                        2,063.8      1,549.8      1,676.9
                                                                          ---------------------     --------
             Total liabilities and shareholders' equity                   $7,574.0     $5,987.2     $6,183.9
                                                                          =====================     ========

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 Nine Months Ended September 30,                                           1997          1996
 ----------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $  294.8      $  222.0
     Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation and amortization                                  24.9          17.9
              Net realized gains on security sales                          (67.7)         (1.2)
          Changes in:
                   Unearned premiums                                        442.0         239.8
                   Loss and loss adjustment expense reserves                198.9         153.6
                   Accounts payable and accrued expenses                     99.8          65.5
                   Policy cancellation reserve                               (3.3)          2.1
                   Prepaid reinsurance                                       24.5         (20.4)
                   Reinsurance recoverables                                  18.0          18.8
                   Premiums receivable                                     (307.7)       (151.3)
                   Deferred acquisition costs                               (61.3)        (15.0)
                   Income taxes                                             (60.1)         (6.2)
                   Other, net                                                35.2          15.1
                                                                         --------      --------
                           Net cash provided by operating activities        638.0         540.7
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases:
          Available-for-sale:
                           fixed maturities                              (5,050.6)     (3,289.3)
                           equity securities                               (519.7)       (520.2)
     Sales:
          Available-for-sale:
                           fixed maturities                               4,607.1       2,280.6
                           equity securities                                402.4         426.4
     Maturities, paydowns, calls and other:
          Available-for-sale:
                           fixed maturities                                 472.0         371.1
                           equity securities                                 85.9          40.1
     Net sales of short-term investments                                   (532.2)        178.1
     Payable on securities                                                   35.3          26.6
     Purchases of property and equipment                                    (77.7)        (25.7)
     Purchase of Midland, net of cash acquired                              (48.0)         --
                                                                         --------      --------
                           Net cash used in investing activities           (625.5)       (512.3)
 CASH FLOWS FROM FINANCING ACTIVITIES

     Redemption of Preferred Shares                                          --           (80.8)
     Proceeds from exercise of stock options                                 13.2           5.2
     Tax benefit of stock options exercised                                  15.5           3.8
     Proceeds from funded debt                                               --            99.6
     Payments on funded debt                                                (20.3)          (.3)
     Dividends paid to shareholders                                         (13.0)        (15.3)
     Acquisition of treasury shares                                          (2.6)        (47.5)
                                                                         --------      --------
                           Net cash used in financing activities             (7.2)        (35.3)
                                                                         --------      --------
 Increase (decrease) in cash                                                  5.3          (6.9)
     Cash, January 1                                                         15.4          16.2
                                                                         --------      --------
     Cash, September 30                                                  $   20.7      $    9.3
                                                                         ========      ========

See notes to consolidated financial statements

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 SUPPLEMENTAL CASH FLOW INFORMATION. The Company paid income taxes of $118.9 million and $75.4 million for the nine months ended September 30, 1997 and 1996, respectively. Total interest paid was $38.5 million and $34.9 million for the nine months ended September 30, 1997 and 1996.


NOTE 2 Debt at September 30 consisted of:

                                                  1997                                1996
                                    ---------------------------------    --------------------------------
                                                               Market                              Market
                                             Cost               Value             Cost              Value
                                    --------------    ---------------    --------------    --------------
 7.30% Notes                              $  99.7             $103.4           $  99.6           $  99.9
 6.60% Notes                                198.9              199.4             198.8             193.5
 7% Notes                                   148.4              149.4             148.3             140.2
 8 3/4% Notes                                29.6               31.2              29.4              31.6
 10% Notes                                  149.6              165.8             149.5             167.0
 10 1/8% Subordinated Notes                 149.5              166.2             149.5             167.6
 Other debt                                    .2                 .2                .5                .5
                                           ------             ------            ------            ------
                                           $775.9             $815.6            $775.6            $800.3
                                           ======             ======            ======            ======


NOTE 3 On September 30, 1997, the Company paid a quarterly dividend of $.06 per Common Share to shareholders of record as of the close of business on September 12, 1997. The dividend was declared by the Board of Directors on July 25, 1997.

On October 29, 1997, the Board of Directors declared a quarterly dividend of $.06 per Common Share. The dividend is payable December 31, 1997, to shareholders of record as of the close of business on December 12, 1997.

NOTE 4 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 1997, are not necessarily indicative of the results expected for the full year.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS

For the third quarter 1997, operating income, which excludes net realized gains/losses on security sales and one-time items, was $89.3 million, or $1.18 per share, compared to $82.5 million, or $1.11 per share, last year. The combined ratio was 93.1, compared to 91.2 for the third quarter 1996. For the nine months ended September 30, 1997, operating income was $250.8 million, or $3.31 per share, compared to $221.2 million, or $2.92 per share, in 1996. The year-to-date combined ratio was 93.0, compared to 91.7 last year.

Net premiums written increased 37% over the third quarter 1996 and 35% year-to-date, reflecting an increase in unit sales driven by the Company's competitive rates. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 30% for the quarter and 27% for the first nine months. Service revenues, which primarily consist of processing business for involuntary plans, decreased 5% to $12.1 million for the quarter due to the shrinking Commercial Automobile Insurance Procedures market, and increased 6% to $34.5 million for the first nine months, driven by new service products started during 1996.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for assignments under state-mandated assigned risk programs and costs to settle these claims, increased slightly as a percentage of premiums earned to 70% for the quarter, compared to 69% in 1996. Year-to-date claim costs were 71%, compared to 70% last year.

Policy acquisition costs and other underwriting expenses were 23% of premiums earned for the third quarter, compared to 22% in 1996, and 22% for the first nine months of both 1997 and 1996. Other underwriting expenses include additional advertising expenses as well as costs to support the Company's infrastructure. Service expenses increased 21% for the quarter and 11% for the first nine months over the corresponding periods in 1996. Third quarter 1996 service expenses were effected by reductions to the loss adjustment expense reserves; excluding these adjustments, the change in service expenses is consistent with the change in revenues.

Recurring investment income (interest and dividends) increased 26% for the quarter and 25% for the first nine months, reflecting an increase in the average investment portfolio and the pretax investment yields. The Company had net realized gains (losses) on security sales of $41.4 million and $67.7 million for the third quarter and first nine months, respectively, compared to $(3.4) million and $1.2 million in 1996. On September 30, 1997, the Company's portfolio had $233.7 million in total unrealized gains, compared to $114.1 million at December 31, 1996, primarily reflecting an upward trend in the stock market.

The Company continues to invest in fixed-maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($3,824.3 million, or 72.4%, at September 30, 1997, and $3,335.9 million, or 78.5%, at September 30, 1996). Long-term investment-grade fixed-income securities represented $118.9 million, or 2.2%, and $75.4 million, or 1.8%, of the total investment portfolio at September 30, 1997 and 1996, respectively. Non-investment-grade fixed-maturity securities were $258.8 million, or 4.9% in 1997, and $63.4 million, or 1.5%, in 1996 and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 2.7 years at September 30, 1997, compared to 3.1 years at September 30, 1996.

Derivative financial instruments are used to manage the risks and enhance the yields of the available-for-sale portfolio. These financial instruments had a net market value of $(.2) million as of September 30, 1997, compared to $.8 million as of September 30, 1996.

The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.7% and 6.6% for the nine months ended September 30, 1997 and 1996, respectively.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. During the first nine months, the Company repurchased 26,926 Common Shares to satisfy obligations under various employee benefit plans. For the nine months ended September 30, 1997, operations generated a positive cash flow of $638.0 million.

The Company has substantial capital resources and is unaware of any trends, events, or circumstances that are reasonably likely to affect its capital resources in a material way. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

                           PART II - OTHER INFORMATION
                           ---------------------------




ITEM 6.        Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                      See exhibit index on page 10.

                  (b) Reports on Form 8-K filed during the quarter ended
                      September 30, 1997:

                      None

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     THE PROGRESSIVE CORPORATION
                                     ---------------------------
                                     (Registrant)







Date:  November 10, 1997             BY:  /s/ DAVID M. SCHNEIDER
       ---------------------              ----------------------
                                             David M. Schneider
                                             Secretary







Date:  November  10, 1997            BY:  /s/ CHARLES B. CHOKEL
       -----------------------            ---------------------
                                             Charles B. Chokel
                                             Chief Financial Officer

                       EXHIBIT INDEX


     Exhibit No.             Form 1O-Q
     Under Reg.              Exhibit
     S-K, Item 601           No.             Description of Exhibit
     -------------           ---------       ----------------------

          11                    11           Computation of Earnings Per Share

          27                    27           Financial Data Schedule