Form 10-K
period 1997-12-31
PROGRESSIVE CORP/OH/
filed 1998-03-27
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                          ---------------------------------------------
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to  ________________

Commission file number                1-9518
                       ------------------------------------

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

                                 (440) 461-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
         Title of each class                             which registered

Common Shares, $1.00 Par Value                      New York Stock Exchange
------------------------------                      -----------------------


Securities registered pursuant to Section 12(g) of the Act:


                                      None
--------------------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1998: $6,748,111,562.50

The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 27, 1998: 72,427,300

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 17, 1998, for the Annual Meeting of Shareholders to be held on April 24, 1998, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries' (collectively, the "Company") 1997 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 17, 1998, for the Annual Meeting of Shareholders to be held on April 24, 1998 (the "Proxy Statement") have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                     PART I
                                     ------
ITEM 1.  BUSINESS

         (a)      General Development of Business

The Progressive Corporation, an insurance holding company formed in 1965, has 88 subsidiaries and 1 mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries and its affiliate (collectively, the "Insurance Group") provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States and in Canada. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

Of the approximately 250 United States insurance company groups writing private passenger auto insurance, the Company estimates that it ranks fifth in size for 1997. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source. For 1997, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, as well as insurance for commercial vehicles, were $135.4 billion, and Progressive's share of this market was approximately 3.3%.

         (b)      Financial Information About Industry Segments

                  Incorporated by reference from Note 9, SEGMENT INFORMATION, on page 48 of the Company's Annual Report.

         (c)      Narrative Description of Business

INSURANCE SEGMENT
-----------------

The Insurance Group offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $4,665.1 million in 1997, compared to $3,441.7 million in 1996 and $2,912.8 million in 1995. The underwriting profit margin was 6.6% in 1997, compared to 8.5% in 1996 and 5.7% in 1995.

The Insurance Group's core business writes insurance for private passenger automobiles, recreational vehicles and small fleets of commercial vehicles. This business frequently has more than one program in a single state, with each targeted to a specific market segment. The core business accounted for 96% of the Company's 1997 total net premiums written.

A portion of the Insurance Group's core business consists of nonstandard automobile insurance products for people cancelled or rejected by other insurers. The size of the nonstandard automobile insurance market changes with the insurance environment. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. The total direct premiums written in the nonstandard automobile insurance market, including the involuntary market plans, were about $25 billion in 1997, $24 billion in 1996 and $22 billion in 1995. Approximately 340 nonstandard insurance companies, many of which are part of an affiliated group, wrote an estimated $21 billion of nonstandard auto premiums in 1997, excluding the involuntary market plans. In 1996, the Insurance Group ranked second in direct premiums written with a 14% share of this market and near the top in underwriting performance. Although final data has not been published, the Company estimates that its 1997 ranking and underwriting performance will be consistent with 1996.

The core business also writes standard and preferred automobile risks in many states. These products accounted for between 20% and 25% of the Company's total core business premiums in 1997. The strategy is to build towards becoming a low-cost provider of a full line of auto insurance and related services, distributed through whichever channel the customer prefers. The Insurance Group's goal is to compete successfully in the standard and preferred market, which comprises 78% of the United States' personal automobile insurance market.

The Insurance Group's specialty personal lines products include motorcycle, recreational vehicle, mobile home, boat and snowmobile insurance. The Insurance Group's competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is a significant participant in the specialty personal lines market.

Monoline commercial vehicle insurance covers commercial vehicle risks for primary liability, physical damage and other supplementary insurance coverages. Based on the Company's analysis of this market, the Company competes with approximately 150 companies for this business on a nationwide basis. In the target segment of monoline commercial auto writers, the Company estimates its 1997 ranking to be in the top 10.

In 1997, over 90% of the net premiums written by the core business were written through a network of more than 30,000 independent insurance agents located throughout the United States and in Canada. Subject to compliance with certain Company-mandated procedures, these independent insurance agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Company also markets its products through intermediaries such as employers, other insurance companies and national brokerage agencies, and direct to customers through employed sales people and owned insurance agencies. The core business currently markets personal automobile insurance directly to the public by direct mail, television and radio advertising in 19 states and the District of Columbia.

To facilitate growth and the execution of its strategies, the Company expanded to 54 the number of local business units to allow the Company to be closer to the customer. The Company subdivides business units as growth produces enough customers to warrant more local focus. Each business unit is headed by a community manager and is headquartered in or near the market served. The individual business units are responsible for reducing claim costs, improving agent service and relationships, direct marketing and deciding price levels for their territory. Processing (customer service calls, direct sales calls and claims processing) is done at six regional sites located in Austin, Cleveland, Colorado Springs, Toronto, Sacramento and Tampa.

In addition, the Company organized process teams made up of people from both staff and line functions to support the business units. The process teams are respectively responsible for product, independent agent marketing, consumer marketing, ownership (customer service), technology, community manager support and claims. The process teams concentrate on improving the processes fast enough for the Company to meet its high standards for customer service, profit and growth.

The Insurance Group's diversified businesses include the United Financial Casualty Company (UFCC), Professional Liability Group (PLG) and Motor Carrier business units, which are organized by customer group and headquartered in Cleveland, Ohio, and the Midland Financial Group (MFG), which is headquartered in Memphis, Tennessee. These businesses accounted for 4% of total volume in 1997. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include financial institutions, vehicle dealers and independent agents. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. The diversified businesses also market their products directly to their customers through company- employed sales forces.

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

PLG's principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers. The program is sponsored by the American Bankers Association. This program represented less than one-half percent of the Company's total 1997 net premiums written.

On March 7, 1997, the Company acquired MFG for about $50 million. MFG underwrites and markets nonstandard private passenger automobile insurance through approximately 3,700 independent agents across 11 states, primarily in the southern and western United States. During 1997, Midland wrote $66.1 million of net premiums written.

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

INSURANCE REGULATION
--------------------

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the subsidiaries is licensed and subject to regulation in each of the 50 states and certain U.S. possessions, in one Canadian province and by Canadian federal authorities. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company's principal insurance subsidiaries are domiciled in the states of California, Colorado, Florida, Louisiana, Michigan, Mississippi, Missouri, New York, Ohio, Pennsylvania, Tennessee, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from "file and use" to prior approval to mandated rates. Most jurisdictions prohibit rates that are "excessive, inadequate or unfairly discriminatory."

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

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks. These so-called "assigned risk" plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages.

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

SERVICE  OPERATIONS
-------------------

The service operations of the diversified business units consist primarily of processing business for involuntary plans and providing claim services to fleet owners and other insurance companies. Service revenues were $45.3 million in 1997, compared to $46.2 million in 1996 and $38.9 million in 1995. Pretax operating profits were $1.4 million in 1997, compared to $4.3 million and $8.7 million in 1996 and 1995, respectively.

The Motor Carrier business unit currently processes business for the Commercial Auto Insurance Procedures (CAIP) in 27 states and the New York Public Automobile Pool (NYPAP), which are both part of the involuntary residual market. As a CAIP servicing carrier, the business unit processes over 40% of the premiums in the CAIP market without assuming the indemnity risk. It competes with approximately 7 other providers nationwide. During 1997, the unit increased their share of the NYPAP to 40% of the new business.

INVESTMENTS
-----------

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that can be profitably written. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $5,270.4 million at December 31, 1997, compared to $4,450.6 million at December 31, 1996. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains on security sales, before expenses and taxes, was $373.4 million in 1997, compared to $232.9 million in 1996 and $245.8 million in 1995. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, beginning on page 14 herein for additional discussion.

EMPLOYEES
---------

The number of employees, excluding temporary employees, at December 31, 1997, was 14,126.

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


The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 1997, 1996 and 1995 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

 (millions)                                                                      1997                 1996                 1995
                                                              ------------------------------------------------------------------
 Balance at January 1                                                        $1,800.6             $1,610.5             $1,434.4
      Less reinsurance recoverables on unpaid losses                            267.7                296.1                334.2
                                                              ------------------------------------------------------------------
 Net balance at January 1                                                     1,532.9              1,314.4              1,100.2
                                                              ------------------------------------------------------------------
 Net reserves of subsidiary purchased                                            82.2                   --                   --
                                                              ------------------------------------------------------------------
 Incurred related to:
          Current year                                                        3,070.8              2,341.9              2,000.4
          Prior years                                                          (103.3)              (105.8)               (56.6)
                                                              ------------------------------------------------------------------
                   Total incurred                                             2,967.5              2,236.1              1,943.8
                                                              ------------------------------------------------------------------

 Paid related to:
          Current year                                                        1,971.5              1,424.7              1,204.3
          Prior years                                                           743.6                592.9                525.3
                                                              ------------------------------------------------------------------
                   Total paid                                                 2,715.1              2,017.6              1,729.6
                                                              ------------------------------------------------------------------
 Net balance at December 31                                                   1,867.5              1,532.9              1,314.4
 Plus reinsurance recoverable on unpaid losses                                  279.1                267.7                296.1
                                                              ------------------------------------------------------------------
 Balance at December 31                                                      $2,146.6             $1,800.6             $1,610.5
                                                              ==================================================================


The reconciliation above shows a $103.3 million redundancy, which emerged during 1997, in the 1997 liability and a $105.8 million redundancy in the 1996 liability, based on information known as of December 31, 1997 and December 31, 1996, respectively.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)
 YEAR ENDED                       1987    1988     1989    1990     1991   1992     1993     1994(3)  1995    1996      1997


 LIABILITY FOR UNPAID
 LOSSES AND LAE (1)             $471.0  $651.0   $748.6  $791.6   $861.5 $956.4 $1,012.4 $1,098.7 $1,314.4 $1,532.9 $1,867.5
 --------------


 PAID (CUMULATIVE) AS OF:
   One year later                195.0   283.1    293.1   322.4    353.4  366.8    417.0    525.3   593.0     743.6

   Two years later               294.9   393.7    446.8   490.8    518.8  520.0    589.8    706.4   838.9        --

   Three years later             339.5   465.0    539.8   570.4    583.2  598.2    664.1    810.6      --        --

   Four years later              369.9   514.0    588.2   600.0    617.6  632.8    709.9       --      --        --

   Five years later              383.5   540.7    603.1   613.6    635.8  658.6       --       --      --        --

   Six years later               389.1   545.1    608.1   624.7    651.2     --       --       --      --        --

   Seven years later             381.9   545.5    614.7   631.1       --     --       --       --      --        --

   Eight years later             384.2   549.0    619.2      --       --     --       --       --      --        --

   Nine years later              386.1   551.7       --      --       --     --       --       --      --        --

   Ten years later               388.4      --       --      --       --     --       --       --      --        --

 LIABILITY RE-ESTIMATED
 AS OF:
   One year later                446.6   610.3    685.4   748.8    810.0  857.9    869.9  1,042.1 1,208.6   1,429.6

   Two years later               422.2   573.4    677.9   726.5    771.9  765.5    837.8    991.7 1,149.5       --

   Three years later             402.4   581.3    668.6   712.7    718.7  737.4    811.3    961.2     --        --

   Four years later              403.9   575.1    667.1   683.7    700.1  725.2    794.6       --     --        --

   Five years later              399.6   578.4    654.7   666.3    695.1  717.3       --       --     --        --

   Six years later               400.2   582.2    647.1   664.8    692.6     --       --       --     --        --

   Seven years later             408.5   574.3    645.7   664.5       --     --       --       --     --        --

   Eight years later             408.1   574.4    645.4      --       --     --       --       --     --        --

   Nine years later              407.8   575.0       --      --       --     --       --       --     --        --

   Ten years later               408.5      --       --      --       --     --       --       --     --        --

 CUMULATIVE REDUNDANCY           $62.5   $76.0   $103.2  $127.1   $168.9 $239.1   $217.8   $137.5  $164.9   $103.3
 ---------------------
 PERCENTAGE (2)                   13.3    11.7     13.8    16.1     19.6   25.0     21.5     12.5    12.6      6.7

(1) Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

(2) Cumulative redundancy / liability for unpaid losses and LAE.

(3) In 1994, based on a review of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve."


The above table presents the development of balance sheet liabilities for 1987 through 1996. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. Similar reserves for the life insurance subsidiary, which are immaterial, are excluded. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 1997 the companies had paid $551.7 million of the currently estimated $575.0 million of losses and LAE that had been incurred through the end of 1988; thus an estimated $23.3 million of losses incurred through 1988 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed redundant by $62.5 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 8 as the "prior years" contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1990, but incurred in 1987, will be included in the cumulative deficiency or redundancy amount for years 1987, 1988 and 1989. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future redundancies or deficiencies based on this table.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the 1991 through 1997 Consolidated Annual Statements, as filed with the state insurance departments, and Schedules O and P filed for years prior to 1991. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

              (d) Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States and in Canada. The amount of Canadian revenues and assets are approximately 2% of the Company's consolidated revenues and assets. The amount of operating income (loss) generated by its Canadian operations is immaterial with respect to the Company's consolidated operating income.

ITEM 2.  PROPERTIES

The Company's 517,800 square foot corporate office complex is located on a 42-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. The Company's central data processing facility occupies a building containing approximately 107,000 square feet of office space, on this same parcel.

The Company also owns six other buildings in suburbs adjoining the corporate office complex, two buildings in Tampa, Florida, a building in Tempe, Arizona and a building in Tigard, Oregon. In total, these buildings contained approximately 782,900 square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These locations are occupied by the Company's business units or other operations.

In December 1997, the Company purchased approximately 72 acres in Tampa, Florida to construct a three-building regional call center. It is estimated that, when completed, this facility will consist of approximately 307,000 square feet of space. The cost of the project is currently estimated at $42.0 million and $8.3 million has been paid as of December 31, 1997. The project is scheduled to be completed by the end of 1998. In addition, in November 1997, the Company purchased 91 acres in Mayfield Village, Ohio to construct an office complex, near the site of its current corporate headquarters. This office complex is part of a five-year cooperative effort with Mayfield Village to develop over 300 acres -- Progressive would serve as the anchor corporate user with additional business users and recreational facilities on the site. The Company plans to construct three buildings containing a total of approximately 485,000 square feet in 1998 and could build up to three additional buildings, containing about 500,000 additional square feet in total, in the future. The first phase of this project is estimated to cost $63.5 million. As of December 31, 1997, $5.3 million has been paid. The construction projects will be funded through operating cash flows or the issuance of new debt securities.

The Company leases approximately 283,000 square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 400 claim offices, or 1,665,000 square feet, at various locations throughout the United States. Two offices are leased in Canada. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects the need for additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference from Note 11, LITIGATION, on page 48 of the Company's Annual Report.

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


                                                                                                                Dividends
 Year               Quarter                      High                    Low                 Close              Per Share
 -------------------------------------------------------------------------------------------------------------------------
 1997                  1                    $  73 5/8              $  63 7/8             $  63 7/8                  $.060
                       2                       87 3/8                 61 1/2                    87                   .060
                       3                      111 7/8                 86 1/2               107 1/8                   .060
                       4                      120 7/8                     99               119 7/8                   .060
                               -------------------------------------------------------------------------------------------
                                             $120 7/8              $  61 1/2              $119 7/8                  $.240
                               ===========================================================================================


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


The closing price of the Company's Common Shares on February 27, 1998 was $115 7/8.

         (b)      Holders

There were 4,074 shareholders of record on February 27, 1998.

         (c)      Dividends

Statutory policyholders' surplus was $1,725.3 million and $1,292.4 million at December 31, 1997 and 1996, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1997, $234.3 million of consolidated statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries' states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $191.9 million in 1998 out of statutory policyholders' surplus, without prior approval by regulatory authorities.

ITEM 6.  SELECTED FINANCIAL DATA


(millions - except per share  amounts)

                                                                         For the years ended December 31,
                                              1997              1996               1995                1994                1993
                              --------------------------------------------------------------------------------------------------
 Total revenues                           $4,608.2          $3,478.4           $3,011.9            $2,415.3            $1,954.8
 Operating income                            336.0             309.1              220.1               212.7               197.3
 Net income(1)                               400.0             313.7              250.5               274.3               267.3
 Per share:
     Operating income(2)                      4.46              4.12               2.85                2.76                2.62
     Net income(1,2)                          5.31              4.14               3.26                3.59                3.59
     Dividends                                .240              .230               .220                .210                .200
 Total assets                              7,559.6           6,183.9            5,352.5             4,675.1             4,011.3
 Debt outstanding                            775.9             775.7              675.9               675.6               477.1

(1) During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve" ($46.2 million after tax), resulting in a one-time increase in earnings of $.62 per share.

(2) Presented on a diluted basis. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 "Earnings Per Share," and, as a result, restated prior periods per share amounts, if applicable.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares and other outstanding securities, to retire its outstanding indebtedness, and for other business purposes. During 1997, the Company repurchased 30,193 of its Common Shares at a total cost of $2.9 million in connection with obligations under various employee benefit plans.

During the three-year period ended December 31, 1997, the Company repurchased
1.0 million of its Common Shares at a total cost of $44.8 million (average $43.37 per share), .3 million of its 9 3/8% Serial Preferred Shares, Series A, at a total cost of $8.3 million (average $25.62 per share) and redeemed its remaining Preferred Shares at a total cost of $82.1 million ($25.00 per share). The Company also sold $100.0 million of Notes. During the same period, The Progressive Corporation received $50.8 million from its subsidiaries, net of capital contributions made to these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(c) on page 12 herein.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company also has available a $10.0 million revolving credit agreement. With its 27% debt to capital ratio, management believes the Company has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three years ended December 31, 1997, operations generated a positive cash flow of $1,917.5 million, and cash flow is expected to be positive in both the short-term and reasonably foreseeable future. The Company's substantial investment portfolio is highly liquid, consisting almost entirely of readily marketable securities.

In March 1997, the Company acquired Midland Financial Group, Inc. by purchasing all of Midland's outstanding stock for about $50 million in cash. Midland underwrites and markets nonstandard private passenger automobile insurance through approximately 3,700 independent agents across 11 states, primarily in the southern and western United States. During 1997, Midland wrote $66.1 million of net premiums written.

Total capital expenditures for the three years ended December 31, 1997, aggregated $196.0 million. During 1997, the Company made substantial investments in property and equipment to support its infrastructure. In December 1997, the Company purchased approximately 72 acres in Tampa, Florida to construct a three-building regional call center. It is estimated that, when completed, this facility will consist of approximately 307,000 square feet of space. The cost of the project is currently estimated at $42.0 million and $8.3 million has been paid as of December 31, 1997. The project is scheduled to be completed by the end of 1998. In addition, in November 1997, the Company purchased 91 acres in Mayfield Village, Ohio to construct an office complex, near the site of its current corporate headquarters. This office complex is part of a five-year cooperative effort with Mayfield Village to develop over 300 acres -- Progressive would serve as the anchor corporate user with additional business users and recreational facilities on the site. The Company plans to construct three buildings containing a total of approximately 485,000 square feet, in 1998, and could build up to three additional buildings, containing about 500,000 additional square feet in total, in the future. The first phase of this project is estimated to cost $63.5 million. As of December 31, 1997, $5.3 million has been paid. The construction projects will be funded through operating cash flows or the issuance of new debt securities.

In July 1995, the Company began converting its computer systems to be year 2000 compliant (e.g. to recognize the difference between '99 and '00 as one year instead of negative 99 years). The Company has evaluated internal production systems, hardware and software products, facilities implications, and interactions with business partners in relation to year 2000 issues. As of December 31, 1997, the Company has completed approximately 70% of its efforts to bring the production systems in compliance, with substantially all production systems expected to be compliant by the end of 1998. The total cost to modify these existing production systems, which include both internal and external costs of programming, coding and testing, is estimated to be $6.4 million, of which $3.1 million has been expensed as of December 31,

1997. The Company is also in the process of replacing some of its systems during 1998 with new systems which, in addition to being year 2000 compliant, will add increased functionality to the Company. The total cost of these systems, which include both internal and external costs, is estimated to be $4.8 million, and the projects are expected to be substantially complete by the end of 1998. As of December 31, 1997, $2.4 million has been expensed for these systems. All costs are being funded through operating cash flow. The Company continually evaluates computer hardware and software upgrades and, therefore, many of the costs to replace existing items with year 2000 compliant upgrades are not likely to be incremental costs to the Company. It is estimated that the majority of these upgrades will be completed in 1998. During 1998, the Company will continue to contact its business partners (e.g. agents, banks, credit bureaus, motor vehicle departments, rating agencies, etc.) to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company believes that it is taking the necessary measures to mitigate issues that may arise relating to the year 2000. During 1998, the Company will develop contingency plans relating to year 2000 compliance issues, either internal or external, that cannot be guaranteed to be timely completed. To the extent any additional issues arise, the Company will evaluate the impact on its financial condition, cash flows and results of operations and, if material, make the necessary disclosures.


INVESTMENTS The Company invests in fixed-maturity, equity and short-term securities. The Company's investment strategy recognizes its need to maintain capital adequate to support its insurance operations. The Company evaluates the risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio.

The majority of the portfolio is invested in high-grade, fixed-maturity securities, of which short- and intermediate-term securities represented $4,024.9 million, or 76.4%, at the end of 1997, compared to $3,275.6 million, or 73.6%, at the end of 1996. Long-term investment-grade securities, including greater than 10-year expected principal paydowns, were $143.4 million, or 2.7%, at the end of 1997, compared to $187.5 million, or 4.2%, at the end of 1996. Non-investment- grade fixed-maturity securities were $132.5 million, or 2.5%, at the end of 1997, compared $105.8 million, or 2.4%, at the end of 1996, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. Non-investment-grade securities may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market. The duration of the fixed-income portfolio was 3.3 years at December 31, 1997, compared to 3.2 years at December 31, 1996.

A portion of the investment portfolio was invested in marketable equity securities. Common stocks represented $620.8 million, or 11.8% of the portfolio, at the end of 1997, compared to $540.1 million, or 12.1%, a year earlier. Foreign equities, which may include stock index futures and foreign currency forwards, comprised $106.0 million of the common stock portfolio at the end of 1997, and $149.5 million at the end of 1996. As of December 31, 1997, the Company's Japanese equity holdings represented 1.5% of the common stock portfolio. The remainder of the equity portfolio of $348.8 million, or 6.6%, at the end of 1997, compared to $341.6 million, or 7.7%, at the end of 1996, was comprised of over 80% of fixed-rate preferred stocks with mechanisms that are expected to provide an opportunity to liquidate at par.

As of December 31, 1997, the Company's portfolio had $188.4 million in unrealized gains, compared to $114.1 million a year earlier. This increase in value was the result of increased stock prices as the S&P 500 index rose from
740.7 to 970.4 and decreased interest rate levels as evidenced by the .3% decrease in the 3-year treasury note.

The weighted average fully taxable equivalent book yield of the portfolio was 6.6%, 6.7% and 6.9% for the years ended December 31, 1997, 1996 and 1995, respectively.


The quality distribution of the fixed-income portfolio is as follows:

                                                Percentage at          Percentage at
                          Rating              December 31, 1997       December 31,1996
                 --------------------------  ---------------------  ---------------------
                            AAA                      67.5%                  62.8%
                            AA                       13.0                   16.2
                             A                       12.9                   14.0
                            BBB                       3.4                    4.2
                      Non Rated/Other                 3.2                    2.8
                                             ---------------------  ---------------------
                                                    100.0%                 100.0%
                                             =====================  =====================


As of December 31, 1997, the Company held $1,520.0 million of asset-backed securities, which represented 28.8% of the total investment portfolio. The portfolio included collateralized mortgage obligations (CMO) and commercial mortgage-backed obligations (CMB) totaling $283.2 million and $776.7 million, respectively. The remainder of the asset-backed portfolio was invested primarily in auto loan and other asset-backed securities. As of December 31, 1997, the CMO portfolio included busted planned amortization class bonds and sequential bonds representing 94.1% of the CMO portfolio ($266.4 million) with an average life of
3.0 years, and planned amortization class bonds representing 5.9% of the CMO portfolio ($16.8 million) with an average life of .5 years.

At December 31, 1997, the CMO portfolio had a weighted average Moody's or Standard & Poor's rating of AAA and the CMB portfolio had an average life of 7.4 years and a weighted average Moody's or Standard & Poor's rating of AA. At December 31, 1997, the CMO and CMB portfolios had unrealized gains of $1.6 million and $14.0 million, respectively. The single largest unrealized loss in any individual CMO security was $.2 million and in any CMB security was $1.1 million, at December 31, 1997. The CMB portfolio includes $149.6 million of CMB interest-only certificates, which had an average life of 6.9 years and a weighted average Moody's or Standard & Poor's rating of AAA at December 31, 1997. Both the CMO and CMB portfolios are highly liquid with readily available quotes and contain no residual interests. During 1997, the Company sold $178.4 million (proceeds of $200.8 million) of non-investment-grade CMB securities to a third-party purchaser. The purchaser subsequently transferred the securities to a trust as collateral in a resecuritized debt offering. The transaction was accounted for as a sale under SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," resulting in a net gain of $22.4 million. A bankruptcy remote subsidiary of the Company acquired $22.8 million (market value of $25.9 million) of the resecuritized debt. This portion of the transaction was not accounted for as a sale in accordance with SFAS 125.

Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed-income portfolio is interest rate risk, which is limited by managing duration to a defined range of 1.8 to 5 years. The distribution of maturities and convexity are monitored on a regular basis. Common stocks and similar investments, which generally have greater risk and volatility of market value, are limited to a target of 15%, with a range of 0 to 25%. Market values, along with industry and sector concentrations of common stocks and similar investments, are monitored daily. Exposure to foreign currency exchange risk is limited by Company restrictions and is monitored regularly. Exposures are evaluated individually and as a whole, considering the effects of cross correlation. For the quantitative market risk disclosures, see page 54 of the Company's 1997 Annual Report. The Company regularly examines its portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by generally accepted accounting principles (GAAP) to reduce the carrying value of such security to its net realizable value.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio or hedged securities. Derivative instruments may also be used for trading purposes. During 1997, net activity in the trading portfolio was not material to the Company's financial position, cash flows and results of operations. Net cash requirements of derivative instruments are limited to changes in market values which may vary based upon changes in interest rates and other factors. Exposure to credit risk is limited to the carrying value; collateral is not required to support the credit risk. The Company has stringent restrictions on the amount of open positions in the trading portfolios, limiting exposure to levels management deems acceptable. At December 31, 1997, trading positions had a net market value of $1.1 million; at December 31, 1996, there were no trading positions.


RESULTS OF OPERATIONS Operating income, which excludes net realized gains and losses from security sales and one-time items, was $336.0 million, or $4.46 per share, in 1997, $309.1 million, or $4.12 per share, in 1996 and $220.1 million, or $2.85 per share, in 1995. The GAAP combined ratio was 93.4 in 1997, 91.5 in 1996 and 94.3 in 1995.

Direct premiums written increased 33% to $4,825.2 million in 1997, compared to $3,638.4 million in 1996 and $3,068.9 million in 1995. Net premiums written increased 36% to $4,665.1 million in 1997, compared to $3,441.7 million in 1996 and $2,912.8 million in 1995. The difference between direct and net premiums written is largely attributable to premiums written under state-mandated involuntary Commercial Auto Insurance Procedures (CAIP), for which the Company retains no indemnity risk, of $78.4 million in 1997, $99.5 million in 1996 and $105.4 million in 1995. The Company provided policy and claim processing services to 27 state CAIPs in 1997 and 1996, compared to 28 in 1995. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 31% in 1997, compared to 17% in 1996 and 24% in 1995.

In the Company's core business units, which write insurance for private passenger automobiles, recreational vehicles and small fleets of commercial vehicles, net premiums written grew 33%, 19% and 21% in 1997, 1996 and 1995, respectively, reflecting an increase in unit sales driven by the Company's competitive rates. The Company decreased rates an average of .9% in 1997, compared to rate increases of 2.5% and 6.5% in 1996 and 1995, respectively. The Company continues to write, through multiple distribution methods, standard and preferred risks, which represented between 20% and 25% of total 1997 core business volume. In 1997, the Company used rating criteria based partially upon consumer financial responsibility. This approach has been approved by numerous regulators and is in use in the 31 states that represent 80% of the core business units' volume; the Company expects to complete rollout of this approach into the remaining states where it can be offered in 1998. The Company believes that its use of financial responsibility in auto insurance rating produces a more accurate distribution of losses among consumers and, therefore, produces more accurate pricing resulting in lower rates for most consumers. In addition, in order to encourage writing more standard and preferred risks and to improve customer retention, the Company in 1996 adjusted its contingent cash incentive compensation program for employees to reflect the increase in value created by adding new customers. The Company believes that growing the numbers of policyholders, particularly standard and preferred risks with their higher retention rates, builds intrinsic value because renewals are more profitable than first year business. The drive to add customers faster resulted in more spending to promote the Progressive brand and to hire and develop more claim adjusters and customer service representatives, and the Company expects this to continue at least in the near term. These costs, along with lower margins on first year business, are likely to bring profit margins more in line with the Company's objective of achieving a 4% underwriting profit margin over the entire retention period of an insured. In 1997, the core business units generated an underwriting profit margin of 7%, compared to 8% in 1996 and 5% in 1995.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claims costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are established. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 71% in 1997, compared to 70% in 1996 and 71% in 1995.

The Company writes directors and officers and other professional liability coverage for community banks and credit unions and, therefore, could potentially be exposed to liability for errors made by these institutions relating to the year 2000 conversion. To minimize its risk, in October 1997, the Company began including year

2000 exclusions in all new and renewal policies for commercial banks (representing approximately 70% of all policies written since that date) which have multi-year terms that extend beyond December 31, 1999. The Company is not currently aware of any other company in the industry that is including such exclusion provisions or increasing their premiums to cover potential exposure on year 2000 compliance issues. As a regulated industry, financial institutions are under pressure from government regulatory agencies and other interested parties to ensure they achieve readiness for the year 2000. The Company is monitoring its customers' compliance efforts and believes that substantially all such customers are pursuing plans to achieve year 2000 compliance. It is currently unknown whether the financial institutions will be able to completely avoid errors relating to year 2000 compliance and the Company is unable to predict to what extent such financial institutions will incur losses as a result of noncompliance and whether their directors and officers will be subject to individual liability for such noncompliance. At December 31, 1997, approximately 200 professional liability policies, or about 17% of all policies, do not contain year 2000 exclusion provisions and extend into the year 2000. In the event of a claim, applicable factual and coverage issues would have to be resolved. Based on information currently available and management's best estimate, the Company does not believe that it will incur any costs that will have a material impact on the Company's financial condition, cash flows or results of operations.

Because the Company is primarily an insurer of motor vehicles, it has limited exposure for environmental, product and general liability claims. The Company has established reserves for these exposures, in amounts which it believes to be adequate based on information currently known by it. Management does not believe that these claims will have a material impact on the Company's liquidity, financial condition, cash flows or results of operations.

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 23% in 1997, compared to 22% in 1996 and 23% in 1995. In 1997, the Company incurred additional expenses to support its infrastructure and to hire and train people in anticipation of growth. The Company also introduced its advertising campaign to 13 states during 1997, bringing the total number of states where the Company advertises to 19 (40 markets).

Recurring investment income (interest and dividends) increased 22% to $274.9 million in 1997, compared to $225.8 million in 1996 and $199.1 million in 1995, primarily due to an increase in the size of the investment portfolio. Net realized gains on security sales were $98.5 million in 1997, $7.1 million in 1996 and $46.7 million in 1995. Investment expenses were $9.9 million in 1997, compared to $6.1 million in 1996 and $8.1 million in 1995; in 1997, the Company purchased a new portfolio management system and incurred expenses related to the sale of the commercial mortgage-backed securities.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1997 Annual Report, pages 35 through 48 and pages 53 through 59.

The following note is hereby added to Item 8 of the Company's 1997 Annual Report on Form 10-K, supplementing the Notes to the Consolidated Financial Statements which are incorporated by reference therein:

Note 1.   Reporting and Accounting Policies
-------   ---------------------------------

NEW ACCOUNTING STANDARDS - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998, with early adoption permitted. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use, identifying when such costs should be capitalized rather than expensed as incurred. The Company currently expenses all computer software costs. The Company is planning to early adopt SOP 98-1 in the first quarter 1998 and is currently quantifying the impact to its financial condition and results of operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A description of all of the directors, three of whom have been nominated for election as directors at the 1998 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 2 through 4.

A description of the executive officers of the Registrant and its subsidiaries follows. These descriptions reflect the Company's termination of its officership program and consequent elimination of many officer positions, effective December 31, 1993. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

                                                    Offices Held and
    Name                            Age     Last Five Years' Business Experience
    ----                            ---     ------------------------------------
Peter B. Lewis                      64     Chairman since April 1993;
                                           President, Chief Executive Officer
                                           and a director of the Registrant and
                                           Progressive Casualty Insurance
                                           Company ("Progressive Casualty"),
                                           the principal subsidiary of the
                                           Registrant.

Alan R. Bauer                       45     International/Internet Officer since
                                           December 1996; Independent Agent
                                           Marketing Process Leader from March
                                           1996 to December 1996; West Division
                                           President prior to March 1996.

Charles B. Chokel                   44     Treasurer and Chief Financial Officer
                                           of the Registrant since December
                                           1994; Chief Financial Officer prior
                                           to December 1994; Senior Vice
                                           President - Finance of Progressive
                                           Casualty prior to December 1993.

Allan W. Ditchfield                 60     Chief Information Officer of the
                                           Registrant; Senior Vice President -
                                           Information Services of Progressive
                                           Casualty prior to December 1993.

W. Thomas Forrester II              49     Ownership Process Leader of the
                                           Registrant since March 1996; Central
                                           States Division President from
                                           January 1995 to March 1996;
                                           Diversified Division President in
                                           1994; CAIP/Transportation Division
                                           President in 1993.

William H. Graves                   41     Claims Process Leader of the
                                           Registrant since March 1996; South
                                           Central Division President prior to
                                           March 1996.

Moira A. Lardakis                   46     Community Manager Support Process
                                           Leader since January 1998; General
                                           Manager of Ohio Business Unit from
                                           March 1996 to December 1997; Ohio
                                           Division President prior to March
                                           1996.

Daniel R. Lewis                     51     Independent Agent Marketing Process
                                           Leader of the Registrant since
                                           December 1996; General Manager of
                                           South Florida Community from
                                           November 1994 to December 1996;
                                           Treasurer of the Registrant and
                                           Central Division President prior to
                                           December 1994.

Robert J. McMillan                  46     Consumer Marketing Process Leader of
                                           the Registrant since January 1998;
                                           Product Process Leader from March
                                           1996 to December 1997; Florida
                                           Division President prior to March
                                           1996.

Glenn M. Renwick                    42     Technology Process Leader of the
                                           Registrant since January 1998;
                                           Consumer Marketing Process Leader
                                           from March 1996 to December 1997;
                                           Director of Consumer Marketing prior
                                           to March 1996.

David M. Schneider                  60     Chief Legal Officer and Secretary of
                                           the Registrant; Senior Vice
                                           President of Progressive Casualty
                                           prior to December 1993.

Tiona M. Thompson                   47     Chief Human Resources Officer of the
                                           Registrant since December 1993; Vice
                                           President - Human Resources of
                                           Progressive Casualty prior to
                                           December 1993.

Robert T. Williams                  41     Product Process Leader of the
                                           Registrant since January 1998;
                                           General Manager of New York Business
                                           Unit from March 1996 to December
                                           1997; New York Division President
                                           from December 1994 to March 1996;
                                           Manager of Special Lines prior to
                                           March 1997.

Section 16(a) Beneficial Ownership Reporting Compliance. Due to a typographical error in Milton N. Allen's April 1997 Form 4, a sale of 155 shares by Mr. Allen, as trustee of a charitable remainder trust, was incorrectly reported as being the sale of 115 shares. An amended Form 4 was filed as soon as this error was discovered. The November 1, 1996 sale of 200 shares by a trust of which Daniel
R. Lewis' wife is the beneficiary was reported in a Form 4 filed in February 1998. A Form 4 reporting the January 31, 1997 sale of 10,000 shares by Peter B. Lewis, as trustee of the D. R. Lewis Flint Trust, was filed 17 days late.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation," pages 9 through 21.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," pages 6 through 8.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy statement entitled "Election of Directors - Certain Relationships and Related Transactions," pages 4 and 5.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a)(1)   Listing of Financial Statements

                  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                           Report of Independent Accountants

                           Consolidated Statements of Income -
                           December 31, 1997, 1996 and 1995

                           Consolidated Balance Sheets - December 31, 1997 and 1996

                           Consolidated Statements of Changes in Shareholders' Equity - December 31, 1997, 1996 and 1995

                           Consolidated Statements of Cash Flows -
                           December 31, 1997, 1996 and 1995

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

         (a)(3)   Listing of Exhibits

                  See exhibit index contained herein at pages 38 through 42. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(B) through (10)(O).

         (b)      Reports on Form 8-K

                  None.

         (c)      Exhibits

                  The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

         (d)      Financial Statement Schedules

                  The response to this portion of Item 14 is located at pages 29 through 37.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE PROGRESSIVE CORPORATION


March 27, 1998                       BY: /s/ Peter B. Lewis
                                         ------------------
                                         Peter B. Lewis
                                         Chairman, President and Chief
                                         Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Peter B. Lewis        Chairman, President, Chief Executive    March 27, 1998
---------------------
Peter B. Lewis            Officer and a Director


/s/ Charles B. Chokel     Treasurer and Chief Financial Officer   March 27, 1998
---------------------
Charles B. Chokel


/s/ Jeffrey W. Basch      Chief Accounting Officer                March 27, 1998
---------------------
Jeffrey W. Basch


      *                   Director                                March 27, 1998
---------------------
Milton N. Allen


      *                   Director                                March 27, 1998
---------------------
B. Charles Ames


      *                   Director                                March 27, 1998
---------------------
Charles A. Davis


      *                   Director                                March 27, 1998
---------------------
Stephen R. Hardis


      *                   Director                                March 27, 1998
---------------------
Janet Hill


      *                   Director                                March 27, 1998
---------------------
Norman S. Matthews

       *                  Director                                March 27, 1998
---------------------
Donald B. Shackelford


       *                  Director                                March 27, 1998
---------------------
Paul B. Sigler




* DAVID M. SCHNEIDER, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.





By /s/ David M. Schneider                                         March 27, 1998
   ----------------------
   David M. Schneider
   Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997

                           THE PROGRESSIVE CORPORATION

                             MAYFIELD VILLAGE, OHIO

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders,
The Progressive Corporation:


Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 35 of the 1997 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 22 and 23 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                                       COOPERS & LYBRAND L.L.P.





Cleveland, Ohio
January 27, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders,
The Progressive Corporation:

We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-8 (File No. 333-25197) filed April 15, 1997, the Registration Statement on Form S-8 (File No. 33-57121) filed December 29, 1994, the Registration Statement on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8 (File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987, of our reports dated January 27, 1998, on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which reports are included in this Annual Report on Form 10-K.






                                                       COOPERS & LYBRAND L.L.P.




Cleveland, Ohio
March 27, 1998

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)

                                                                             December 31, 1997
                                                   -----------------------------------------------------------------
                                                                                              Amount At Which Shown
                                                                                                             In The
                Type of Investment                                Cost        Market Value            Balance Sheet
                                                   -----------------------------------------------------------------
 Fixed Maturities:
 Available-for-sale:
     United States Government and
          government agencies and
          authorities                                       $    918.1           $   919.6                $   919.6
     States, municipalities and political
          subdivisions                                         1,231.8             1,264.2                  1,264.2
     Asset-backed securities                                   1,501.4             1,520.0                  1,520.0
     Foreign government obligations                               57.6                58.5                     58.5
     Corporate and other debt securities                          94.7                95.2                     95.2
     Redeemable preferred stock                                   33.2                33.9                     33.9
                                                   -----------------------------------------------------------------
 Total fixed maturities                                        3,836.8             3,891.4                  3,891.4
                                                   -----------------------------------------------------------------

 Equity securities:
     Common stocks                                               501.9               620.8                    620.8
     Preferred stocks                                            333.9               348.8                    348.8
                                                   -----------------------------------------------------------------
 Total equity securities                                         835.8               969.6                    969.6
                                                   -----------------------------------------------------------------

 Short-term investments                                          409.4               409.4                    409.4
                                                   -----------------------------------------------------------------
 Total investments                                            $5,082.0            $5,270.4                 $5,270.4
                                                   =================================================================



The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1997.

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME


THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)

                                                                                Years Ended December 31,
                                                                          1997             1996               1995
                                                               ----------------------------------------------------
 Revenues
     Dividends from subsidiaries*                                       $108.1           $125.0             $120.8
     Intercompany investment income*                                      35.3             36.5               37.2
                                                               ----------------------------------------------------
                                                                         143.4            161.5              158.0
                                                               ----------------------------------------------------

 Expenses
     Interest expense                                                     64.5             61.4               57.1
     Other operating costs and expenses                                    6.2              4.1                3.6
                                                               ----------------------------------------------------
                                                                          70.7             65.5               60.7
                                                               ----------------------------------------------------

 Operating income and income before income
     taxes and other items below                                          72.7             96.0               97.3
 Income tax benefit                                                      (12.7)           (10.2)              (7.3)
                                                               ----------------------------------------------------
 Income before equity in undistributed earnings of
     subsidiaries                                                         85.4            106.2              104.6
 Equity in undistributed net income of consolidated
     subsidiaries*                                                       314.6            207.5              145.9
                                                               ----------------------------------------------------

 Net income                                                             $400.0           $313.7             $250.5
                                                               ====================================================

*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)
                                                                                               December 31,
                                                                                           1997                         1996
                                                                              -----------------------------------------------
 ASSETS

     Investment in non-consolidated affiliates                                    $          .4                 $         .4
     Investment in subsidiaries*                                                        2,437.8                      1,755.7
     Receivable from subsidiary*                                                          489.4                        695.8
     Intercompany receivable*                                                                --                          6.6
     Income taxes                                                                          28.9                         13.0
     Other assets                                                                           6.7                          2.8
                                                                              -----------------------------------------------
          TOTAL ASSETS                                                                 $2,963.2                     $2,474.3
                                                                              ===============================================

 LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses                                             $   23.5                   $     22.1
     Intercompany payable*                                                                 27.9                           --
     Debt                                                                                 775.9                        775.3
                                                                              -----------------------------------------------
          Total liabilities                                                               827.3                        797.4
                                                                              -----------------------------------------------
     Shareholders' equity:
              Common Shares, $1.00 par value, authorized 200.0
              shares, issued 83.1, including treasury
                   shares of 10.8 and 11.6                                                 72.3                         71.5
              Paid-in capital                                                             412.8                        381.8
              Net unrealized appreciation of investment
                   in equity securities of consolidated subsidiaries                      122.3                         74.0
              Retained earnings                                                         1,528.5                      1,149.6
                                                                              -----------------------------------------------
                   Total shareholders' equity                                           2,135.9                      1,676.9
                                                                              -----------------------------------------------
                       TOTAL LIABILITIES AND
                       SHAREHOLDERS' EQUITY                                            $2,963.2                     $2,474.3
                                                                              ===============================================

*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)
                                                                                         Years Ended December 31,
                                                                                    1997            1996             1995
                                                                        --------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                       $400.0          $313.7           $250.5
 Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
          Equity in income of consolidated subsidiaries                           (422.7)         (332.5)          (266.7)
          Changes in:
              Intercompany receivable or payable                                    34.5            19.0              1.6
              Accounts payable and accrued expenses                                  1.4             1.8              1.3
              Income taxes                                                         (15.9)           13.1              3.9
              Other, net                                                            (3.5)            (.9)             (.1)
                                                                        --------------------------------------------------
                   Net cash provided by (used in) operating                         (6.2)           14.2             (9.5)
                       activities

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Additional investments in equity securities of
     consolidated subsidiaries                                                    (219.3)          (42.2)           (42.1)
 Return of capital from consolidated subsidiary                                       --              .5               --
 Purchase of consolidated subsidiaries                                            (100.5)          (26.6)              --
 Dividends received from consolidated subsidiaries                                 108.1           125.0            120.8
                                                                        --------------------------------------------------
                   Net cash provided by (used in) investing                       (211.7)           56.7             78.7
                       activities

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from exercise of stock options                                            14.1             6.9             10.1
 Tax benefits from exercise of stock options                                        17.6             5.9              8.5
 Redemption of Preferred Shares                                                       --           (80.8)              --
 Proceeds from Debt                                                                   --            99.6               --
 Receivable from subsidiary                                                        206.4           (35.0)           (61.4)
 Dividends paid to shareholders                                                    (17.3)          (19.6)           (24.1)
 Acquisition of treasury shares                                                     (2.9)          (47.9)            (2.3)
                                                                        --------------------------------------------------
                   Net cash provided by (used in) financing
                       activities                                                  217.9           (70.9)           (69.2)
                                                                        --------------------------------------------------
 Change in cash                                                                       --              --               --
 Cash, beginning of year                                                              --              --               --
                                                                        --------------------------------------------------
 Cash, end of year                                                             $      --       $      --        $      --
                                                                        ==================================================

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1997 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $166.9 million in 1997, and $120.4 million, and $75.5 million million in 1996 and 1995, respectively. Total interest paid was $63.8 million for 1997, $60.2 million for 1996 and $56.5 million for 1995.


DEBT -- Debt at December 31 consisted of:

                                                                         1997                             1996
                                                              ---------------------------      ---------------------------
 (millions)                                                                       Market                           Market
                                                                    Cost           Value              Cost          Value
                                                              ------------------------------------------------------------
 7.30% Notes, due 2006 (issued: $100.0, May 1996)                $  99.7          $105.3           $  99.6         $101.7
 6.60% Notes, due 2004 (issued: $200.0, January 1994)              198.9           200.7             198.8          197.1
 7% Notes, due 2013 (issued: $150.0, October 1993)                 148.4           154.4             148.3          144.3
 8 3/4% Notes, due 1999 (issued: $30.0, May 1989)                   29.7            30.9              29.5           31.6
 10% Notes, due 2000 (issued: $150.0,  December 1988)              149.6           164.6             149.6          167.8
 10 1/8% Subordinated Notes, due 2000   (issued:                   149.6           164.6             149.5          168.4
  $150.0, December 1988)
                                                              ------------------------------------------------------------
                                                                  $775.9          $820.5            $775.3         $810.9
                                                              ============================================================

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes.

All debt is noncallable with interest payable semiannually.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant had the right to borrow up to $50.0 million. In February 1994, the Registrant reduced this revolving credit arrangement to $20.0 million and in May 1997, further reduced it to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. At December 31, 1997 and 1996, the Registrant had no borrowings under this arrangement.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

As of December 31, 1997, the Registrant was in compliance with its debt covenants.

Aggregate principal payments on debt outstanding at December 31, 1997 are $0 for 1998, $30.0 million for 1999, $300.0 million for 2000, $0 for 2001 and
2002 and $450.0 million thereafter.

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


INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on equity securities of the subsidiaries. These amounts were:


 (millions)                                                         1997                 1996                  1995
                                                   -----------------------------------------------------------------
 Unrealized gains (losses):
 Available-for-sale: fixed maturities                              $29.5               $(18.3)               $ 86.1
                             equity securities                      44.8                 53.7                  40.0
 Deferred income taxes                                             (26.0)               (12.5)                (44.3)
                                                   -----------------------------------------------------------------
                                                                   $48.3               $ 22.9                $ 81.8
                                                   =================================================================


OTHER MATTERS -- The information relating to incentive compensation plans is incorporated by reference from Note 7, EMPLOYEE BENEFIT PLANS, "Incentive Compensation Plans" on pages 46 and 47 of the Registrant's 1997 Annual Report.

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)
                                                Future
                                                policy                 Other
                                                benefits,              policy                          Benefits,     Amortization
                                    Deferred    losses,                claims                          claims,       of deferred
                                    policy      claims and             and                             losses and    policy
                                    acquisition loss         Unearned  benefits  Premium   Investment  settlement    acquisition
 Segment                            costs       expenses     premiums  payable   revenue   income(1)   expenses      costs
                                    ----------------------------------------------------------------------------------------------

 Year ended December 31, 1997:


     Insurance Lines                $259.6      $2,146.6     $1,980.1  $     --  $4,189.5  $274.9      $2,967.5      $607.8
                                    ==============================================================================================


 Year ended December 31, 1996:


     Insurance Lines                $200.1      $1,800.6     $1,467.3  $     --  $3,199.3  $225.8      $2,236.1      $482.6
                                    ==============================================================================================


 Year ended December 31, 1995:


     Insurance Lines                $181.9      $1,610.5     $1,209.6  $     --  $2,727.2  $199.1      $1,943.8      $459.6
                                    ==============================================================================================




                                     Other      Net
                                     operating  premiums
 Segment                             expenses   written
                                    ------------------------

 Year ended December 31, 1997:


     Insurance Lines                 $336.0     $4,665.1
                                    ========================


 Year ended December 31, 1996:


     Insurance Lines                 $208.5     $3,441.7
                                    ========================


 Year ended December 31, 1995:


     Insurance Lines                 $167.2     $2,912.8
                                    ========================

(1)Excluding investment expenses of $9.9 million in 1997, $6.1 million in 1996 and $8.1 million in 1995.

                                       35

SCHEDULE IV -- REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)



                                                                          Assumed                        Percentage
 Year Ended                                             Ceded to             From                         of Amount
 ----------                                Gross           Other            Other                           Assumed
                                          Amount       Companies        Companies        Net Amount          to Net
                                 -----------------------------------------------------------------------------------
DECEMBER 31, 1997
Life Insurance in force           $          --      $       --         $     --      $         --              --
                                 ===================================================================================
 Premiums earned:
     Accident and health           $          --      $       --         $     --      $         --              --
     Property and liability              4,382.9           193.4               --           4,189.5              --
     Life                                     --              --               --                --              --
                                 -------------------------------------------------------------------

 Total premiums earned                 $ 4,382.9         $ 193.4         $     --          $4,189.5              --
                                 ===================================================================

 DECEMBER 31, 1996
 Life Insurance in force             $        .1      $       .1          $    --      $         --              --
                                 ===================================================================================
 Premiums earned:
     Accident and health            $         --       $      --          $    --      $         --              --
     Property and liability              3,380.7           185.2              3.8           3,199.3          .1   %
     Life                                     --              --               --                --              --
                                 -------------------------------------------------------------------

 Total premiums earned                  $3,380.7          $185.2            $ 3.8          $3,199.3              --
                                 ===================================================================

 DECEMBER 31, 1995
 Life Insurance in force            $         .4       $      .1           $   --      $         .3              --
                                 ===================================================================================
 Premiums earned:
     Accident and health            $         --       $      --           $   --      $         --              --
     Property and liability              2,895.9           168.8               .1           2,727.2              --
     Life                                     --              --               --                --              --
                                 -------------------------------------------------------------------

 Total premiums earned                  $2,895.9          $168.8           $   .1          $2,727.2              --
                                 ===================================================================

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE
             OPERATIONS


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)


                                                                                            Paid Losses and
                                     Losses and Loss Adjustment Expenses                    Loss Adjustment
                                             Incurred Related to                                Expenses
                              ---------------------------------------------------          -------------------
                                       Current                     Prior
 Year Ended                             Year                       Years
 ----------                   --------------------------   ----------------------

 December 31, 1997                             $3,070.8                 $(103.3)                     $2,715.1
                              ==========================   ======================          ===================

 December 31, 1996                             $2,341.9                 $(105.8)                     $2,017.6
                              ==========================   ======================          ===================

 December 31, 1995                             $2,000.4                 $ (56.6)                     $1,729.6
                              ==========================   ======================          ===================



Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 35, for the additional information required in Schedule VI.



Exhibit No.
Under Reg.        Form 10-K                                                    If Incorporated by Reference, Documents with Which
S-K, Item 601     Exhibit No.     Description of Exhibit                       Exhibit was Previously Filed with SEC

  (3)(i)          3(A)            Amended Articles of Incorporation            Quarterly Report on Form 10-Q
                                  of The Progressive Corporation               (Filed with SEC on April 23, 1993; see
                                  ("Progressive"), as amended                  Exhibit 3 therein)


  (3)(ii)         3(B)            Code of Regulations of Progressive           Quarterly Report on Form 10-Q (filed with
                                                                               SEC on May 15, 1997; see Exhibit 3 therein)

  (4)             4(A)            Indenture dated as of November               Annual Report on Form 10-K (Filed with SEC
                                  15, 1988 between Progressive                 on March 29, 1994; see Exhibit 4(B) therein)
                                  and State Street Bank and
                                  Trust Company (successor in
                                  interest to Rhode Island
                                  Hospital Trust National Bank),
                                  as Trustee ("Subordinated
                                  Indenture") (including Table
                                  of Contents and cross-reference
                                  sheet)

  (4)             4(B)            Form of 10 1/8% Subordinated Notes           Annual Report on Form 10-K (Filed with SEC
                                  due 2000 issued in the aggregate             on March 29, 1994; see Exhibit 4(C) therein)
                                  principal amount of $150,000,000
                                  under the Subordinated Indenture

  (4)             4(C)            Indenture dated as of November 15,           Annual Report on Form 10-K (Filed with
                                  1988 between Progressive and State           SEC on March 29, 1994; see Exhibit 4(D) therein)
                                  Street Bank and Trust Company (successor
                                  in interest to The First National
                                  Bank of Boston), as  Trustee ("1988
                                  Senior Indenture") (including  Table
                                  of Contents and cross-reference sheet)

  (4)             4(D)            Form of 10% Notes due 2000 issued in         Annual Report on Form 10-K (Filed with SEC
                                  the aggregate principal amount of            on March 29, 1994; see Exhibit 4(E) therein)
                                  $150,000,000 under the 1988 Senior
                                  Indenture

  (4)             4(E)            Form of 8 3/4% Notes due 1999 issued in      Annual Report on Form 10-K (Filed with SEC
                                  the aggregate principal amount of            on March 28, 1995; see Exhibit 4(F) therein)
                                  $30,000,000 under the 1988 Senior
                                  Indenture


                                EXHIBIT INDEX


Exhibit No.                                                                     If Incorporated by Reference, Documents
Under Reg.       Form 10-K                                                      with Which Exhibit was Previously Filed
S-K, Item 601    Exhibit No.       Description of Exhibit                       with SEC


(4)              4(F)              $10,000,000 Unsecured Line of Credit         Contained in Exhibit Binder
                                   with National City Bank (dated May 23,
                                   1990; renewed May 20, 1992; amended
                                   February 1, 1994 and May 1, 1997)

(4)              4(G)              Indenture dated as of September 15, 1993     Quarterly Report on Form 10-Q (Filed
                                   between Progressive and State Street         with SEC on November 5, 1993; see
                                   Bank and Trust Company (successor in         Exhibit 4(A) therein)
                                   interest to The First National Bank of
                                   Boston), as Trustee ("1993 Senior
                                   Indenture") (including Table of Contents
                                   and cross-reference sheet)

(4)              4(H)              Form of 7% Notes due 2013 issued in the      Quarterly Report on Form 10-Q (Filed
                                   aggregate principal amount of                with SEC on November 5, 1993; see
                                   $150,000,000 under the 1993 Senior           Exhibit 4(B) therein)
                                   Indenture

(4)              4(I)              Form of 6.60% Notes due 2004 issued in       Annual Report on Form 10-K (Filed with
                                   the aggregate principal amount of            SEC on March 29, 1994; see Exhibit 4(L)
                                   $200,000,000 under the 1993 Senior           therein)
                                   Indenture

(4)              4(J)              First Supplemental Indenture dated March     Registration Statement No. 333-0175 (Filed
                                   15, 1996 between the Registrant and          with SEC on March 15, 1996; see Exhibit
                                   State Street Bank and Trust Company,         4.2 therein)
                                   evidencing the designation of State
                                   Street Bank and Trust Company, as
                                   successor Trustee under the 1993 Senior
                                   Indenture

(4)              4(K)              Form of 7.30% Notes due 2006, issued in      Quarterly Report on Form 10-Q (Filed
                                   the aggregate principal amount of            with SEC on July 31, 1996; see Exhibit 4
                                   $100,000,000 under the Senior Indenture      therein)
                                   dated September 15, 1993, between the
                                   Company and State Street Bank and Trust,
                                   as amended and supplemented

(10)(i)          10(A)             Construction Agreements dated November       Contained in Exhibit Binder
                                   3, 1997 between Progressive Casualty
                                   Insurance Company, and HCB Contractors

                                EXHIBIT INDEX


Exhibit No.                                                                     If Incorporated by Reference, Documents
Under Reg.       Form 10-K                                                      with Which Exhibit was Previously Filed
S-K, Item 601    Exhibit No.       Description of Exhibit                       with SEC

(10)(iii)        10(B)             The Progressive Corporation 1997             Annual Report on Form 10-K (Filed with SEC
                                   Gainsharing Plan                             on March 31, 1997; see Exhibit 10(B) therein)


(10)(iii)        10(C)             The Progressive Corporation 1997             Annual Report on Form 10-K (Filed with SEC
                                   Executive Bonus Plan                         on March 31, 1997; see Exhibit 10(D) therein)


(10)(iii)        10(D)             The Progressive Corporation 1996 Process     Quarterly Report on Form 10-Q (Filed with SEC
                                   Management Bonus Plan                        on May 1, 1996; see Exhibit 10(A) therein)

(10)(iii)        10(E)             The Progressive Corporation Directors        Quarterly Report on Form 10-Q (Filed
                                   Deferral Plan (Amendment and                 with SEC on November 13, 1996; see
                                   Restatement), as further amended on          Exhibit 10 therein)
                                   October 25, 1996

(10)(iii)        10(F)             The Progressive Corporation 1989             Annual Report on Form 10-K (Filed with
                                   Incentive Plan (amended and restated as      SEC on March 30, 1993; see Exhibit 10(G)
                                   of April 24, 1992, as further amended on     therein)
                                   July 1, 1992 and February 5, 1993)

(10)(iii)        10(G)             Share Option Agreement dated March 17,       Annual Report on Form 10-K (Filed with
                                   1989, between Progressive and David M.       SEC on March 28, 1995; see Exhibit 10(H)
                                   Schneider                                    therein)

(10)(iii)        10(H)             The Progressive Corporation 1998             Contained in Exhibit Binder
                                   Directors' Stock Option Plan

(10)(iii)        10(I)             The Progressive Corporation 1990             Contained in Exhibit Binder
                                   Directors' Stock Option Plan (Amended
                                   and Restated as of April 24, 1992 and as
                                   further amended on July 1, 1992)

(10)(iii)        10(J)             Agreement dated March 11, 1996 with          Annual Report on Form 10-K (Filed with SEC on
                                   Bruce W. Marlow                              March 15, 1996; see Exhibit 10(H) therein)


                                EXHIBIT INDEX


Exhibit No.                                                                     If Incorporated by Reference, Documents
Under Reg.       Form 10-K                                                      with Which Exhibit was Previously Filed
S-K, Item 601    Exhibit No.       Description of Exhibit                       with SEC


(10)(iii)        10(K)             Amending Agreement dated April 1, 1996       Quarterly Report on Form 10-Q (Filed
                                   between the Company and Bruce W. Marlow      with SEC on July 31, 1996; see Exhibit
                                   relating to certain outstanding stock        10 therein)
                                   options previously granted to Mr. Marlow

(10)(iii)        10(L)             The Progressive Corporation 1995             Annual Report on Form 10-K (Filed with SEC on
                                   Incentive Plan                               March 28, 1995; see Exhibit 10(L) therein)


(10)(iii)        10(M)             The Progressive Corporation Executive        Contained in Exhibit Binder
                                   Deferred Compensation Plan (Amended and
                                   Restated as of January 1, 1997), as
                                   further amended December 1, 1997

(10)(iii)        10(N)             Form of Non-Qualified Stock Option           Quarterly Report on Form 10-Q (Filed
                                   Agreement under The Progressive              with SEC on May 1, 1996; see Exhibit
                                   Corporation 1989 Incentive Plan (single      10(B) therein)
                                   award)

(10)(iii)        10(O)             Form of Non-Qualified Stock Option           Quarterly Report on Form 10-Q (Filed
                                   Agreement under The Progressive              with SEC on May 1, 1996; see Exhibit
                                   Corporation 1989 Incentive Plan              10(C) therein)
                                   (multiple awards)

(11)             11                Computation of Earnings Per Share            Contained in Exhibit Binder

(12)             12                Computation of Ratio of Earnings to          Contained in Exhibit Binder
                                   Fixed Charges

(13)             13                The Progressive Corporation 1997 Annual      Contained in Exhibit Binder
                                   Report

(21)             21                Subsidiaries of The Progressive              Contained in Exhibit Binder
                                   Corporation

(23)             23                Consent of Independent Accountants           Incorporated herein by reference to page
                                                                                28 of this Annual Report on Form 10-K

                                EXHIBIT INDEX


Exhibit No.                                                                     If Incorporated by Reference, Documents
Under Reg.       Form 10-K                                                      with Which Exhibit was Previously Filed
S-K, Item 601    Exhibit No.       Description of Exhibit                       with SEC


(24)             24                Powers of Attorney                           Contained in Exhibit Binder

(27)             27                Financial Data Schedule for current          These exhibits are contained in the EDGAR filing of
                                   period and Restated Financial                the Annual Report on Form 10-K for the year ended
                                   Data Schedules for other periods             December 31, 1997 only




No other exhibits are required to be filed herewith pursuant to Item
601 of Regulation S-K.

                                       42