Form 10-K/A
period 1997-12-31
PROGRESSIVE CORP/OH/
filed 1998-03-30
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A -- No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                          ---------------------------------------------
                                       or
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

This Form 10-K/A-No. 1 is being filed to replace, in its entirety, Exhibit 10(H), which was originally included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE PROGRESSIVE CORPORATION


March 30, 1998                       BY: /s/ David M. Schneider
                                         ---------------------------
                                         David M. Schneider
                                         Secretary of the Registrant


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

                                       7