Form 10-Q
period 1998-03-31
PROGRESSIVE CORP/OH/
filed 1998-05-14
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                March 31, 1998
                               ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------

Commission File Number                 1-9518
                      ---------------------------------------

                           THE PROGRESSIVE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                     34-0963169
---------------------------------------------      -----------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   6300 Wilson Mills Road, Mayfield Village, Ohio              44143
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


                                 (440) 461-5000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

    Common Shares, $1.00 par value: 72,504,500 outstanding at April 30, 1998

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)



Three months ended March 31,                           1998       1997   %Change
--------------------------------------------------------------------------------
(millions - except per share amounts)


NET PREMIUMS WRITTEN...........................    $1,345.3   $1,051.6     28
                                                   ====================

REVENUES
Premiums earned................................    $1,145.7     $894.3     28
Investment income..............................        72.0       64.1     12
Net realized gains (losses) on security sales..        26.7       (3.3)    --
Service revenues...............................        10.5       11.4     (8)
                                                   --------------------
   Total revenues..............................     1,254.9      966.5     30
                                                   --------------------

EXPENSES
Losses and loss adjustment expenses............       784.2      635.2     23
Policy acquisition costs.......................       155.9      128.6     21
Other underwriting expenses....................       110.9       65.8     69
Investment expenses............................         2.5        1.5     67
Service expenses...............................         9.4       11.2    (16)
Interest expense...............................        16.1       16.1     --
                                                   --------------------
   Total expenses..............................     1,079.0      858.4     26
                                                   --------------------

NET INCOME
Income before income taxes.....................       175.9      108.1     63
Provision for income taxes.....................        55.8       31.6     77
                                                   --------------------
Net income.....................................      $120.1      $76.5     57
                                                   ====================

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding.....................        72.4       71.7      1
                                                   ====================
  Per share....................................       $1.66      $1.07     55
                                                   ====================
Diluted:
Average shares outstanding.....................        72.4       71.7      1
Net effect of dilutive stock options...........         3.5        3.1     13
                                                   --------------------
  Total equivalent shares......................        75.9       74.8      1
                                                   ====================
     Per share.................................       $1.58      $1.02     55
                                                   ====================



See notes to consolidated financial statements

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                    March 31,       December 31,
                                               -------------------  ------------
                                                   1998       1997          1997
--------------------------------------------------------------------------------
(millions)

ASSETS
Investments:
Available-for-sale:
  Fixed maturities, at market (amortized cost:
    $3,832.7, $3,590.5 and $3,836.8).......... $3,885.7   $3,589.2      $3,891.4
  Equity securities, at market
    Preferred stocks (cost: $420.3, $356.4
      and $333.9).............................    434.6      359.0         348.8
    Common stocks (cost: $520.7, $499.9 and
      $501.9).................................    708.5      581.4         620.8
  Short-term investments, at amortized cost
    (market: $468.1, $148.2 and $409.4).......    468.1      148.2         409.4
                                               -------------------      --------
      Total investments.......................  5,496.9    4,677.8       5,270.4
Cash..........................................     13.4       28.3          23.3
Accrued investment income.....................     37.5       43.8          44.3
Premiums receivable, net of allowance for
  doubtful accounts of $31.1, $22.9 and $32.4.  1,310.3      962.7       1,160.8
Reinsurance recoverables......................    326.6      347.3         317.5
Prepaid reinsurance premiums..................     78.9       90.2          79.8
Deferred acquisition costs....................    278.1      230.3         259.6
Income taxes..................................     62.5       71.6         116.5
Property and equipment, net of accumulated
  depreciation of $170.1, $132.6 and $158.3...    286.3      185.7         260.4
Other assets..................................     40.2       37.6          27.0
                                               -------------------      --------
        Total assets.......................... $7,930.7   $6,675.3      $7,559.6
                                               ===================      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums............................. $2,178.7   $1,671.3      $1,980.1
Loss and loss adjustment expense reserves.....  2,148.1    1,969.5       2,146.6
Policy cancellation reserve...................     28.7       47.8          34.7
Accounts payable and accrued expenses.........    496.7      469.8         486.4
Debt..........................................    776.1      775.8         775.9
                                               -------------------      --------
      Total liabilities.......................  5,628.3    4,934.2       5,423.7
                                               -------------------      --------
Shareholders' equity:
  Common Shares, $1.00 par value
    (treasury shares of 10.7, 11.3 and 10.8)..     72.4       71.8          72.3
  Paid-in capital.............................    420.9      393.1         412.8
  Accumulated comprehensive income:
    Net unrealized appreciation on investment
      securities..............................    165.6       53.7         122.3
    Other comprehensive income................      6.3        6.0           6.3
  Retained earnings...........................  1,637.2    1,216.5       1,522.2
                                               -------------------      --------
      Total shareholders' equity..............  2,302.4    1,741.1       2,135.9
                                               -------------------      --------
        Total liabilities and shareholders'
          equity.............................. $7,930.7   $6,675.3      $7,559.6
                                               ===================      ========



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


Three months ended March 31,                                 1998          1997
--------------------------------------------------------------------------------
(millions)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income............................................   $120.1         $76.5
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...................     12.9           6.6
        Net realized (gains) losses on security sales...    (26.7)          3.3
      Changes in:
          Unearned premiums.............................    198.6         135.2
          Loss and loss adjustment expense reserves.....      1.5          27.0
          Accounts payable and accrued expenses.........     37.5          16.8
          Policy cancellation reserve...................     (6.0)          4.5
          Prepaid reinsurance premiums..................       .9          22.1
          Reinsurance recoverables......................     (9.1)         32.9
          Premiums receivable...........................   (149.5)       (112.8)
          Deferred acquisition costs....................    (18.5)        (23.5)
          Income taxes .................................     30.6          14.1
          Other, net....................................      1.3          15.4
                                                         -----------------------
            Net cash provided by operating activities...    193.6         218.1
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases:
    Available-for-sale: fixed maturities ............... (1,586.1)     (1,479.6)
                       equity securities ...............   (258.0)       (171.1)
  Sales:
    Available-for-sale: fixed maturities ...............  1,469.7       1,285.5
                       equity securities ...............    161.5         115.8
    Maturities, paydowns, calls and other:
      Available-for-sale: fixed maturities .............    119.9          85.1
                         equity securities .............     11.1          12.3
    Net (purchases) sales of short-term investments ....    (58.7)         12.6
    (Receivable) payable on securities .................    (27.2)         14.5
    Purchase of property and equipment .................    (38.9)        (19.5)
    Purchase of subsidiary, net of cash acquired .......       --         (48.0)
                                                         -----------------------
              Net cash used in investing activities.....   (206.7)       (192.4)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options ............      2.8           6.6
    Tax benefit from exercise of stock options .........      5.2           5.0
    Payments on debt ...................................      --          (20.1)
    Dividends paid to shareholders .....................     (4.3)         (4.3)
    Acquisition of treasury shares .....................      (.5)           --
                                                         -----------------------
              Net cash provided by (used in) financing
                activities..............................      3.2         (12.8)
                                                         -----------------------
Increase (decrease) in cash ............................     (9.9)         12.9
    Cash, January 1 ....................................     23.3          15.4
                                                         -----------------------
    Cash, March 31 .....................................    $13.4         $28.3
                                                         =======================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     NOTE 1 Supplemental Cash Flow Information -- The Company paid income taxes of $18.2 million and $10.9 million for the periods ended March 31, 1998 and 1997, respectively. Total interest paid was $6.6 million for both periods.

     NOTE 2  Debt at March 31 consisted of:


                                       1998                     1997
                                -------------------      ------------------
                                             Market                  Market
                                 Cost        Value        Cost       Value
                                ------      -------      ------      ------
7.30% Notes .................   $ 99.7      $106.0       $ 99.7      $ 98.5
6.60% Notes .................    199.0       200.7        198.8       192.0
7% Notes ....................    148.4       154.2        148.4       139.2
8 3/4% Notes ................     29.7        30.9         29.5        31.1
10% Notes ...................    149.7       164.3        149.6       164.2
10 1/8% Subordinated Notes ..    149.6       164.0        149.5       164.8
Other debt ..................       --          --           .3          .3
                                ------      ------       ------      ------
                                $776.1      $820.1       $775.8      $790.1
                                ======      ======       ======      ======


     NOTE 3 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which requires transactions that are reported directly to shareholders' equity, primarily changes in unrealized gains/losses, to be included in total comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. Total comprehensive income was $163.4 million and $56.9 million at March 31, 1998 and 1997, respectively.

     NOTE 4 During the first quarter 1998, the Company early adopted the accounting treatment required by Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and, as a result, capitalized $4.3 million, or $.04 per share, of computer software costs incurred during the period ended March 31, 1998, which amounts are not necessarily indicative of deferrals in future periods.

     NOTE 5 On March 31, 1998, the Company paid a quarterly dividend of $.06 per Common Share to shareholders of record as of the close of business on March 13, 1998. The dividend was declared by the Board of Directors on February 6, 1998.

On April 24, 1998, the Board of Directors declared a quarterly dividend of $.06 per Common Share, payable June 30, 1998, to shareholders of record as of the close of business on June 12, 1998.

     NOTE 6 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the results expected for the full year.

     NOTE 7 Certain amounts in the financial statements for prior periods were reclassified to conform with the 1998 presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the first quarter 1998, operating income, which excludes net realized gains and losses on security sales, was $102.8 million, or $1.35 per share, compared to $78.6 million, or $1.05 per share, last year. The combined ratio was 91.7, compared to 92.8 for the first quarter 1997.

Net premiums written increased 28% over the first quarter 1997, primarily reflecting an increase in unit sales driven by the Company's competitive rates. In addition, the Company continues to write through multiple distribution channels and expand in the standard and preferred markets. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 28% for the quarter.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, decreased as a percentage of premiums earned to 68% for the quarter, compared to 71% in 1997 reflecting favorable loss experience in the industry.

Policy acquisition costs and other underwriting expenses as a percentage of premiums earned were 23% and 22% in 1998 and 1997, respectively. Other underwriting expenses include additional advertising expenses as well as costs to support the Company's infrastructure.

Recurring investment income (interest and dividends) increased 12% for the quarter, reflecting an increase in the average investment portfolio. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.4% and 6.7% for the quarters ended March 31, 1998 and 1997, respectively. The Company had net realized gains on security sales of $26.7 million for the quarter, compared to net realized losses of $3.3 million in the first quarter of 1997. At March 31, 1998, the Company's portfolio had $255.1 million in total unrealized gains, compared to $188.4 million at December 31, 1997, reflecting increased stock prices as the Standard & Poor's 500 index rose from 970.43 to 1,101.75 during the quarter.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($4,131.1 million, or 75.1%, at March 31, 1998, and $3,496.0 million, or 74.8%, at March 31, 1997).
Long-term investment-grade fixed-income securities represented $102.4 million, or 1.9%, and $117.9 million, or 2.5%, of the total investment portfolio at March 31, 1998 and 1997, respectively. Non-investment-grade fixed-maturity securities were $120.3 million, or 2.2%, in 1998, and $123.5 million, or 2.6%, in 1997, and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 3.2 years at March 31, 1998 and 1997.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio and may also be used for trading purposes. Trading positions had a net market value of $.8 million as of March 31, 1998, compared to $.1 million as of March 31, 1997.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 1998, operations generated a positive cash flow of $193.6 million.

On March 31, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may issue from time to time, in one or more transactions, its debt securities in an aggregate principal amount not to exceed $300 million. The registration statement became effective April 7, 1998. In conjunction with the shelf registration, the Company has a $150 million anticipatory hedge, which was effective March 17, 1998.

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

                           PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

        At the April 24, 1998 Annual Meeting of the Shareholders of the Company, 65,239,273 Common Shares were represented in person or by proxy.

        At the meeting, the shareholders elected the three directors named below, each to serve a 3-year term. The votes cast for each director were as follows:



        Director                   Term Expires         For          Withheld
        --------                   ------------         ---          --------
        B. Charles Ames..........      2001          64,902,491      336,782
        Peter B. Lewis...........      2001          65,008,467      230,806
        Donald B. Shackelford....      2001          64,998,735      240,538


        The following are the directors whose terms continued after the Annual
        Meeting:



        Director                         Term Expires
        --------                         ------------
        Milton N. Allen.............         1999
        Charles A. Davis............         1999
        Paul B. Sigler..............         1999
        Stephen R. Hardis...........         2000
        Janet Hill..................         2000
        Norman S. Matthews..........         2000


        The shareholders approved an amendment to the Company's Amended Articles of Incorporation to increase the number of authorized Common Shares from 200,000,000 to 300,000,000. This proposal received 64,037,496 affirmative votes and 1,065,781 negative votes. There were 122,191 abstentions and 13,805 broker non-votes with respect to this proposal.

        The shareholders approved The Progressive Corporation 1998 Directors' Stock Option Plan. This proposal received 49,830,102 affirmative votes and 14,566,752 negative votes. There were 828,613 abstentions and 13,806 broker non-votes with respect to this proposal.

ITEM 6  Exhibits and Reports on Form 8-K.

          (a) Exhibits:
              See exhibit index on page 10.

          (b) Reports on Form 8-K during the quarter ended March 31, 1998:  None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  THE PROGRESSIVE CORPORATION
                                  -----------------------------------------
                                  (Registrant)





Date:  May 14, 1998               BY: /s/ DAVID M. SCHNEIDER
       ----------------               -------------------------------------
                                      David M. Schneider
                                      Secretary




Date:  May 14, 1998               BY: /s/ CHARLES B. CHOKEL
       ----------------               -------------------------------------
                                      Charles B. Chokel
                                      Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.         Form 1O-Q
Under Reg.          Exhibit
S-K, Item 601       No.            Description of Exhibit
-------------       ---            ----------------------
     (3)                3          Amended Articles of Incorporation,
                                   as amended, of The Progressive Corporation
                                   (incorporated by reference to the Company's
                                   Registration Statement on Form S-8,
                                   File No. 333-51613, as filed with the
                                   Securities and Exchange Commission on
                                   May 1, 1998; see Exhibit 4(c) therein.)

    (12)               12          Computation of Ratio of Earnings to
                                   Fixed Charges

    (27)               27          Financial Data Schedule for the period ended
                                   March 31, 1998 and Restated Financial Data
                                   Schedule for the period ended March 31, 1997.