Form 10-K/A
period 1997-12-31
PROGRESSIVE CORP/OH/
filed 1998-06-08
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A - NO. 2

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended              December 31, 1997
                          ------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                         1-9518
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

This Form 10-K/A - No. 2 is being filed to add Item 7A to Part II of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 27, 1998.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the "Investments" section of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and page 54 of the Company's 1997 Annual Report to Shareholders, which is included as Exhibit 13 to such Annual Report on Form 10-K.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE PROGRESSIVE CORPORATION


June 8, 1998                                 By: /s/ David M. Schneider
                                                 ----------------------
                                                   David M. Schneider
                                                   Secretary of the Registrant