Form 10-Q
period 1998-06-30
PROGRESSIVE CORP/OH/
filed 1998-08-14
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                June 30, 1998
                               --------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number                     1-9518
                       ---------------------------------------------------------

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
                                                   Yes [ X ]      No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value:   72,655,706  outstanding at July 31, 1998

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                 Three Months                              Six Months
                                                   -----------------------------------------   ------------------------------------
Periods Ended June 30,                                 1998           1997         % Change      1998         1997        % Change
--------------------------------------------------------------------------------------------   ------------------------------------
(millions - except per share amounts)
NET  PREMIUMS WRITTEN                                 $1,349.1      $ 1,197.2            13     $2,694.4    $ 2,248.8           20
                                                   ===========================                 =======================
REVENUES
Premiums earned                                       $1,227.7      $ 1,009.8            22     $2,373.4    $ 1,904.1           25
Investment income                                         76.5           68.3            12        148.5        132.5           12
Net realized gains on security sales                      21.4           29.6           (28)        48.1         26.3           83
Service revenues                                           9.5           11.1           (14)        20.0         22.4          (11)
                                                   ---------------------------                 -----------------------
    Total revenues                                     1,335.1        1,118.8            19      2,590.0      2,085.3           24
                                                   ---------------------------                 -----------------------
EXPENSES
Losses and loss adjustment expenses                      849.6          724.8            17      1,633.8      1,360.0           20
Policy acquisition costs                                 161.7          147.6            10        317.6        276.2           15
Other underwriting expenses                              122.6           67.8            81        233.5        133.5           75
Investment expenses                                        1.9            1.7            12          4.4          3.2           38
Service expenses                                           5.6           12.0          (53)         15.0         23.2          (35)
Interest expense                                          15.2           16.1          ( 6)         31.3         32.3          ( 3)
                                                   ---------------------------                 -----------------------
    Total expenses                                     1,156.6          970.0           19       2,235.6      1,828.4           22
                                                   ---------------------------                 -----------------------
NET INCOME
Income before income taxes                               178.5          148.8           20         354.4        256.9           38
Provision for income taxes                                55.5           46.7           19         111.3         78.3           42
                                                   --------------------------                 -----------------------
Net income                                              $123.0        $ 102.1           20        $243.1      $ 178.6           36
                                                   ===========================                 =======================

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding                                72.5           71.9             1         72.4         71.8            1
                                                   ===========================                 =======================
          Per share                                      $1.70          $1.42            20        $3.36        $2.49           35
                                                   ===========================                 =======================
Diluted:
Average shares outstanding                                72.5           71.9             1         72.4         71.8            1
Net effect of dilutive stock options                       3.7            3.1            19          3.6          3.0           20
                                                   ===========================                 =======================
      Total equivalent shares                             76.2           75.0             2         76.0         74.8            2
                                                   ===========================                 =======================
           Per share                                     $1.61          $1.36            18        $3.20        $2.39           34
                                                   ===========================                 =======================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                         June 30,                     December 31,
                                                                             ------------------------------        -----------------
                                                                                  1998              1997                 1997
------------------------------------------------------------------------------------------------------------------------------------
(millions)
ASSETS
Investments:
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $3,889.7, $3,293.5 and $3,836.8)                                    $3,943.9         $3,335.7             $3,891.4
         Equity securities, at market
             Preferred stocks (cost: $414.6, $376.9 and  $333.9)                    427.8            384.0                348.8
             Common stocks (cost: $639.3, $488.3 and $501.9)                        801.5            609.8                620.8
    Short-term investments, at amortized cost
           (market:  $502.2, $640.0 and  $409.4)                                    502.2            640.0                409.4
                                                                             ------------------------------        -----------------
         Total investments                                                        5,675.4          4,969.5              5,270.4
Cash                                                                                 21.2             18.6                 23.3
Accrued investment income                                                            49.9             44.2                 44.3
Premiums receivable, net of allowance for doubtful accounts of
    $31.5, $24.4 and $32.4                                                        1,389.9          1,086.1              1,160.8
Reinsurance recoverables                                                            300.2            331.9                317.5
Prepaid reinsurance premiums                                                         80.6             94.0                 79.8
Deferred acquisition costs                                                          296.4            255.9                259.6
Income taxes                                                                        132.4             74.1                116.5
Property and equipment, net of accumulated depreciation of
    $183.1, $139.6 and $158.3                                                       315.9            195.8                260.4
Other assets                                                                         23.8             37.9                 27.0
                                                                             ------------------------------        -----------------
             Total assets                                                        $8,285.7         $7,108.0             $7,559.6
                                                                             ==============================        =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                                $2,301.8         $1,863.4             $1,980.1
Loss and loss adjustment expense reserves                                         2,170.4          2,051.8              2,146.6
Policy cancellation reserve                                                          30.4             39.9                 34.7
Accounts payable and accrued expenses                                               595.9            475.0                486.4
Debt                                                                                776.2            775.9                775.9
                                                                             ------------------------------        -----------------
         Total liabilities                                                        5,874.7          5,206.0              5,423.7
                                                                             ------------------------------        -----------------
Shareholders' equity:
    Common Shares, $1.00 par value
         (treasury shares of  10.6, 11.1 and 10.8)                                   72.5             72.0                 72.3
    Paid-in capital                                                                 427.3            398.9                412.8
    Accumulated comprehensive income:
       Net unrealized appreciation on investment securities                         149.2            110.9                122.3
       Other comprehensive income                                                    (6.3)            (4.9)                (6.3)
    Retained earnings                                                             1,768.3          1,325.1              1,534.8
                                                                             ------------------------------        -----------------
         Total shareholders' equity                                               2,411.0          1,902.0              2,135.9
                                                                             ------------------------------        -----------------
             Total liabilities and shareholders' equity                          $8,285.7         $7,108.0             $7,559.6
                                                                             ==============================        =================



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended June 30,                                                           1998                    1997
------------------------------------------------------------------------------------------------------------------
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $243.1                 $ 178.6
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                            27.2                   15.1
             Net realized gains on security sales                                    (48.1)                 (26.3)
         Changes in:
             Unearned premiums                                                       321.7                  325.6
             Loss and loss adjustment expense reserves                                23.8                  140.0
             Accounts payable and accrued expenses                                    77.3                     .7
             Policy cancellation reserve                                              (4.3)                  (3.4)
             Prepaid reinsurance                                                       (.8)                  19.1
             Reinsurance recoverables                                                 17.3                   48.3
             Premiums receivable                                                    (229.1)                (236.2)
             Deferred acquisition costs                                              (36.8)                 (49.0)
             Income taxes                                                            (30.2)                 (19.2)
             Other, net                                                               15.4                   21.6
                                                                        ------------------------------------------
                  Net cash provided by operating activities                          376.5                  414.9
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Available-for-sale:  fixed maturities                                    (2,560.0)              (2,700.8)
                              equity securities                                     (498.4)                (315.4)
    Sales:
         Available-for-sale:  fixed maturities                                     2,290.9                2,633.2
                              equity securities                                      302.7                  256.7
    Maturities, paydowns, calls and other:
         Available-for-sale:  fixed maturities                                       207.3                  246.9
                              equity securities                                       17.4                   37.5
    Net purchases of short-term investments                                          (92.8)                (479.2)
    Payable on securities                                                             32.2                    5.6
    Purchases of property and equipment                                              (83.2)                 (37.0)
    Purchase of subsidiary, net of cash acquired                                      --                    (48.0)
                                                                        ------------------------------------------
                  Net cash used in investing activities                             (383.9)                (400.5)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                            4.5                    9.8
    Tax benefits from exercise of stock options                                       10.0                    7.8
    Payments on debt                                                                   --                   (20.2)
    Dividends paid to shareholders                                                    (8.7)                  (8.6)
    Acquisition of treasury shares                                                    ( .5)                   --
                                                                        ------------------------------------------
         Net cash provided by (used in) financing activities                           5.3                  (11.2)
                                                                        ------------------------------------------
    Increase (decrease) in cash                                                       (2.1)                   3.2
    Cash, January 1                                                                   23.3                   15.4
                                                                        ------------------------------------------
    Cash, June 30                                                                    $21.2                $  18.6
                                                                        ==========================================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 Supplemental Cash Flow Information. The Company paid income taxes of $128.2 million and $84.9 million for the six months ended June 30, 1998 and 1997, respectively. Total interest paid was $31.9 million for both the six months ended June 30, 1998 and 1997.

NOTE 2 Debt at June 30 consisted of:

                                                  1998                                  1997
                                    ---------------------------------    --------------------------------
                                                           Market                              Market
                                          Cost              Value              Cost            Value
                                    --------------    ---------------    --------------   ---------------
7.30% Notes                                $99.7            $106.6              $ 99.7            $100.7
6.60% Notes                                199.0             204.4               198.9             195.9
7% Notes                                   148.4             157.6               148.4             143.7
8 3/4% Notes                                29.8              30.8                29.6              31.2
10% Notes                                  149.7             163.5               149.6             165.1
10 1/8% Subordinated Notes                 149.6             163.8               149.5             165.6
Other debt                                    --                --                 0.2               0.2
                                    --------------    ---------------    --------------   ---------------
                                          $776.2            $826.7              $775.9            $802.4
                                    ==============    ===============    ==============   ===============

NOTE 3 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which requires transactions that are reported directly to shareholders' equity, primarily changes in unrealized gains/losses on investment securities, to be included in total comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. Total comprehensive income was $106.6 million and $159.3 million for the quarters ended June 30, 1998 and 1997, respectively, and $270.0 million and $216.2 million for the six months ended June 30, 1998 and 1997.

NOTE 4 During the first quarter 1998, the Company early adopted the accounting treatment required by Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and, as a result, capitalized $6.9 million, or $.06 per share, and $11.2 million, or $.10 per share, of computer software costs incurred during the quarter and six months ended June 30, 1998, respectively, which amounts are not necessarily indicative of deferrals in future periods.

NOTE 5 In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized at fair value on the balance sheet. Derivatives which are not hedges must be adjusted to fair value through earnings. Derivatives which are hedges will be offset against the fair value of the hedged transactions and recognized through earnings or other comprehensive income based on the nature of the hedge. The statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS 133, but does not expect the changes in recognition of derivatives to have a material effect on results of operations, financial condition or cash flows. The Company is also evaluating the possibility of early adopting SFAS 133.

NOTE 6 On June 30, 1998, the Company paid a quarterly dividend of $.06 per Common Share to shareholders of record as of the close of business on June 12, 1998. The dividend was declared by the Board of Directors on April 24, 1998.

NOTE 7 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

NOTE 8 Certain amounts in the financial statements for prior periods were reclassified to conform with the 1998 presentation.

ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

RESULTS OF OPERATIONS

For the second quarter 1998, operating income, which excludes net realized gains on security sales, was $109.1 million, or $1.43 per share, compared to $82.8 million, or $1.10 per share, last year. The combined ratio was 92.4, compared to
93.1 for the second quarter 1997. For the six months ended June 30, 1998, operating income was $211.8 million, or $2.79 per share, compared to $161.5 million, or $2.16 per share, in 1997. The year-to-date combined ratio was 92.1, compared to 92.9 last year.

Net premiums written increased 13% over the second quarter 1997 and 20% over the first six months of 1997, reflecting an increase in unit sales. The Company's growth rate slowed during the second quarter 1998 due to increased competition in the personal lines auto insurance market. Excess capital in the property-casualty industry means competitors might accept lower returns on equity than they historically received. Several of the Company's competitors have reduced their rates and increased their advertising efforts. In addition, several of the Company's competitors are entering new states, expanding their distribution channels, entering the nonstandard auto market and increasing agents' compensation. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 22% for the quarter and 25% for the first six months.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, and costs to settle these claims, decreased as a percentage of premiums earned to 69% for the quarter, compared to 72% in 1997. Year-to-date claim costs were 69%, compared to 71% last year. In recent years, the industry has had favorable loss experience. Safer automobiles, stricter laws against drunk driving and changing demographics have contributed to these improved results.

The Company writes directors and officers and other professional liability coverage for community banks and credit unions and, therefore, could potentially be exposed to liability for errors made by these institutions in their year 2000 compliance efforts or their failure to complete necessary conversions to achieve such compliance. From October 1997 through May 1998, the Company included year 2000 exclusions in new and renewal policies for commercial banks which had multi-year terms that extend beyond December 31, 1999. This placed the Company at a competitive disadvantage since few of its competitors included similar exclusions. The Company has obtained additional reinsurance to limit its potential exposure to about 7% of the average policy limits in the event the directors and officers are held liable for year 2000 noncompliance by their financial institutions. In light of this additional reinsurance contract, which reduced the Company's net exposure by 68% and covers all of the Company's in-force directors and officers insurance business, the Company, in June 1998, stopped including year 2000 exclusions in its multi-year policies. Additionally, the Company plans to selectively remove previously issued year 2000 exclusions. Based on information currently available, the Company does not believe that any losses resulting from this exposure will have a material impact on the Company's financial condition, cash flows or results of operations.

Policy acquisition costs and other underwriting expenses were 23% of premiums earned for the second quarter, compared to 21% in 1997, and 23% for the first six months of 1998, compared to 22% in 1997. The increase in other underwriting expenses is primarily attributable to additional advertising costs along with the Company's investment in its infrastructure to support growth.

Recurring investment income (interest and dividends) increased 12% for both the quarter and the first six months, reflecting an increase in the average investment portfolio. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.6% and 6.5% for the quarter and first six months ended June 30, 1998, respectively, compared to 6.7% for both periods in 1997. The Company had net realized gains on security sales of $21.4 million and $48.1 million for the quarter and first six months of 1998, respectively, compared to $29.6 million and $26.3 million in 1997. On June 30, 1998, the Company's portfolio had $229.6 million in total unrealized gains, compared to $188.4 million at December 31, 1997, reflecting increased stock prices as the Standard & Poor's 500 Index rose from 970.4 to 1,133.8 during the first six months of 1998.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-income securities ($4,120.8 million, or 72.6%, at June 30, 1998, and $3,685.9 million, or 74.2%, at June 30, 1997).
Long-term investment-grade fixed-income securities represented $138.8 million, or 2.5%, and $115.2 million, or 2.3%, of the total investment portfolio at June 30, 1998 and 1997, respectively. Non-investment-grade fixed-maturity securities were $186.5 million, or 3.3%, in 1998, and $174.6 million, or 3.5%, in 1997, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 2.8 years at June 30, 1998, compared to 2.9 years at June 30, 1997.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio and may be used for trading purposes. Derivative instruments classified as held or issued for other than trading had a net market value of $(1.6) million at June 30, 1998, compared to $.7 million at June 30, 1997. Trading positions had a net market value of $(.2) million at June 30, 1998, compared to $(.4) million at June 30, 1997. As of June 30, 1998, the Company had open investment funding commitments of $51.4 million.

Interest expense decreased due to the Company capitalizing interest related to its construction projects in Tampa, Florida and Mayfield Village, Ohio, and, in accordance with SOP 98-1, for capitalized computer software costs.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 1998, operations generated a positive cash flow of $376.5 million.

The Company is currently constructing a three-building regional call center in Tampa, Florida, at an estimated cost of $43.8 million, and a corporate office complex in Mayfield Village, Ohio, at an estimated cost of $67.9 million. During the six months ended June 30, 1998, $17.1 million had been paid on both projects combined. The Tampa project is estimated to be completed by the end of 1998 and the Mayfield Village project, which also consists of three buildings, is estimated to be completed by the end of 1999. The projects are being funded through operating cash flows.

On March 31, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may issue from time to time, in one or more transactions, up to $300 million of its debt securities. The registration statement became effective April 7, 1998. In conjunction with the shelf registration, the Company established two separate anticipatory hedges to reduce the risk of market rate volatility. Each anticipatory hedge was established to hedge $150 million principal amount of the anticipated offering. The first hedge was effective March 17, 1998, and the second was effective June 11, 1998. These hedges had a net market value of $(6.1) million at June 30, 1998.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

YEAR 2000 COMPLIANCE

The year 2000 problem exists because many computer programs only use the last two digits to refer to a year and could recognize "00" as 1900 instead of 2000. If not corrected, many computer and other micro-chip supported applications could fail or create erroneous results. The extent of the potential impact is still unknown but could affect the global economy. In response to this issue, the Company has evaluated its claims reporting, policy issuance and other internal production systems, along with its hardware and software products, end user computing activities, facilities implications, third-party data exchanges and business relationships, and has established a dedicated project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

The Company began converting its systems to be year 2000 compliant in July 1995 and, as a result, has been able to avoid redeploying significant resources or deferring other important projects to specifically address the year 2000 issues. During the first quarter 1998, the Company retained independent consultants to determine its state of readiness. Although some additional areas of focus were identified, the consultants confirmed that the Company was adequately addressing its critical systems and issues. As of June 30, 1998, the Company has completed approximately 75% of its efforts to bring its production systems in compliance, with the objective of having all critical production systems year 2000 compliant by the end of the year. The non-critical systems will be tested and the critical systems will be re-tested during 1999. The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding and testing, is estimated to be $6.5 million, of which $5.4 million had been expensed through the second quarter 1998. The Company is also in the process of replacing some of its systems during 1998 which, in addition to being year 2000 compliant, will add increased functionality to the Company. The total cost of these systems, which include both internal and external costs, is estimated to be $4.8 million, and the projects are expected to be substantially complete by the end of 1998, with parallel testing performed during the first quarter 1999. As of June 30, 1998, $3.7 million had been paid for these systems. All costs are being funded through operating cash flows.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant are not likely to be incremental costs to the Company. The Company is in the process of securing software which will assist in the discovery of noncompliant hardware. It is estimated that the majority of these upgrades will be completed by the first half of 1999.

The Company is currently unable to determine the impact that year 2000 noncompliance may have on its financial condition, cash flows and results of operations. The Company believes that it is taking the necessary measures to address issues that may arise relating to the year 2000 and that its production systems will be compliant. The Company realizes, however, that noncompliance by third parties could impact its business. The possibility exists that a portion of the Company's distribution channel may not be compliant, that communication with agents could be disrupted, that underwriting data, such as motor vehicle reports, could be unobtainable, that the claim settling process could be delayed or that frequency and severity of losses may increase due to external factors. The Company is contacting its independent insurance agents, vendors and suppliers (e.g. banks, credit bureaus, motor vehicle departments, rating agencies, etc.) to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical parties to minimize its exposure to year 2000 issues. The Company's process teams are identifying the most likely worst case scenarios and developing contingency plans relating to year 2000 compliance issues, either internal or external, that cannot be guaranteed to be timely completed. We anticipate that contingency plans will be completed for all material relationships during the first quarter 1999. In addition, the Company has identified approximately 330 third parties with which data is exchanged. All data transmissions that are received by the Company are being tested for compliance. The majority of this testing is expected to be completed by year-end 1998.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED, INCLUDING PRICING COMPETITION AND OTHER INITIATIVES BY COMPETITORS, LEGISLATIVE AND REGULATORY DEVELOPMENTS, INTEREST RATE LEVELS AND OTHER CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS, UNFORESEEN TECHNOLOGICAL ISSUES ASSOCIATED WITH THE YEAR 2000 COMPLIANCE EFFORTS AND THE EXTENT TO WHICH VENDORS, PUBLIC UTILITIES, GOVERNMENTAL ENTITIES AND OTHER THIRD PARTIES THAT INTERFACE WITH THE COMPANY MAY FAIL TO ACHIEVE YEAR 2000 COMPLIANCE, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE INFORMATION IN THIS QUARTERLY REPORT.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred in market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A-No. 1, filed on March 30, 1998 and Form 10-K/A-No. 2 filed on June 8, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 5.           Other Information.

Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 1999 Annual Meeting of Shareholders may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after February 6, 1999.


ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)        Exhibits:

                             See exhibit index on page 13.

                  (b) Reports on Form 8-K during the quarter ended June 30, 1998: None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            THE PROGRESSIVE CORPORATION
                                            (Registrant)






Date:   August 14, 1998                BY:  /s/ David M. Schneider
      ----------------------               ------------------------------------
                                           David M. Schneider
                                           Secretary






Date:   August 14, 1998                BY:  /s/ Charles B. Chokel
      ----------------------               ------------------------------------
                                           Charles B. Chokel
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


          Exhibit No.                 Form 10-Q
          Under Reg.                   Exhibit
         S-K. Item 601                   No.                      Description of Exhibit
         -------------                   ---                      ----------------------


             (10)                        10                       Construction agreement dated
                                                                  April 6, 1998 between Progressive
                                                                  Casualty Insurance Company and the
                                                                  Whiting-Turner Construction Company
                                                                  for the Corporate Office Complex in
                                                                  Mayfield Village, Ohio.


             (12)                        12                       Computation of Ratio of Earnings to
                                                                  Fixed Charges.


             (27)                        27                       Financial Data Schedule for the six
                                                                  months ended June 30, 1998 and
                                                                  Restated Financial Data Schedule
                                                                  for the six months ended June 30, 1997.