Form 10-Q
period 1998-09-30
PROGRESSIVE CORP/OH/
filed 1998-11-09
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        September 30, 1998
                               ------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number        1-9518
                       ------------------

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

         Common Shares, $1 par value: 72,490,896 outstanding at October 31,
1998.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                          Three Months                            Nine Months
                                              -------------------------------------    -----------------------------------
 Periods Ended September 30,                         1998        1997     % Change             1998      1997    % Change
 -------------------------------------------------------------------------------------------------------------------------
 (millions - except per share amounts)
 NET PREMIUMS WRITTEN                            $1,359.3    $1,199.9      13              $4,053.7  $3,448.7     18
                                              ========================                 =======================
 REVENUES
 Premiums earned                                 $1,281.7    $1,078.0      19              $3,655.1  $2,982.2     23
 Investment income                                   71.3        71.8      (1)                219.8     204.3      8
 Net realized gains on security sales                 1.1        41.4     (97)                 49.2      67.7    (27)
 Service revenues                                     9.2        12.1     (24)                 29.2      34.5    (15)
                                              ------------------------                 -----------------------
     Total revenues                               1,363.3     1,203.3      13               3,953.3   3,288.7     20
                                              ------------------------                 -----------------------
 EXPENSES
 Losses and loss adjustment expenses                847.4       756.9      12               2,481.2   2,116.9     17
 Policy acquisition costs                           171.0       157.4       9                 488.6     433.6     13
 Other underwriting expenses                        122.4        89.4      37                 355.9     223.0     60
 Investment expenses                                  2.0         2.6     (23)                  6.4       5.9      8
 Service expenses                                     8.2        11.1     (26)                 23.2      34.3    (32)
 Interest expense                                    14.7        16.2      (9)                 46.0      48.4     (5)
                                              ------------------------                 -----------------------
     Total expenses                               1,165.7     1,033.6      13               3,401.3   2,862.1     19
                                              ------------------------                 -----------------------
 NET INCOME
 Income before income taxes                         197.6       169.7      16                 552.0     426.6     29
 Provision for income taxes                          62.5        53.5      17                 173.8     131.8     32
                                              ------------------------                 -----------------------
 Net income                                        $135.1      $116.2      16                $378.2    $294.8     28
                                              ========================                 =======================

 COMPUTATION OF EARNINGS PER SHARE
 Basic:
 Average shares outstanding                          72.5        72.1      1                   72.5      71.9      1
                                              ========================                 =======================
           Per share                                $1.86       $1.61      16                 $5.22     $4.10     27

                                              ========================                 =======================
 Diluted:
 Average shares outstanding                          72.5        72.1      1                   72.5      71.9      1
 Net effect of dilutive stock options                 2.2         3.5     (37)                  2.3       3.3    (30)
                                              ------------------------                 -----------------------
       Total equivalent shares                       74.7        75.6     (1)                  74.8      75.2     (1)
                                              ========================                 =======================
            Per share                               $1.81       $1.54      18                 $5.06     $3.92     29
                                              ========================                 =======================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                    September 30,                      December 31,
                                                                        ---------------------------------          -----------------
                                                                               1998               1997                      1997
 -----------------------------------------------------------------------------------------------------------------------------------
 (millions)
 ASSETS
 Investments:
     Available-for-sale:
          Fixed maturities, at market (amortized cost:
              $4,165.3, $3,446.3 and $3,836.8)                               $4,252.1           $3,509.0                  $3,891.4
          Equity securities, at market
              Preferred stocks (cost: $439.9, $392.3 and $333.9)                432.3              406.0                     348.8
              Common stocks (cost: $607.1, $516.0 and $501.9)                   605.9              673.3                     620.8
     Short-term investments, at amortized cost
              (market: $273.5, $693.0 and $409.4)                               273.5              693.0                         0
                                                                        ---------------------------------          -----------------
              Total investments                                               5,563.8            5,281.3                   5,270.4
 Cash                                                                            32.1               20.7                      23.3
 Accrued investment income                                                       49.7               41.9                      44.3
 Premiums receivable, net of allowance for doubtful accounts of
     $32.5, $27.5 and $32.4                                                   1,456.3            1,157.6                   1,160.8
 Reinsurance recoverables                                                       287.3              332.2                     317.5
 Prepaid reinsurance premiums                                                    78.4               88.6                      79.8
 Deferred acquisition costs                                                     301.4              268.2                     259.6
 Income taxes                                                                   178.9               93.0                     116.5
 Property and equipment, net of accumulated depreciation of
     $180.9, $148.0 and $158.3                                                  355.3              227.6                     260.4
 Other assets                                                                    32.9               32.9                      27.0
                                                                        ---------------------------------          -----------------
              Total assets                                                   $8,336.1           $7,544.0                  $7,559.6
                                                                        =================================          =================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Unearned premiums                                                           $2,377.3           $1,979.8                  $1,980.1
 Loss and loss adjustment expense reserves                                    2,173.8            2,110.9                   2,146.6
 Policy cancellation reserve                                                     29.7               40.0                      34.7
 Accounts payable and accrued expenses                                          567.2              573.6                     486.4
 Debt                                                                           776.4              775.9                     775.9
                                                                        ---------------------------------          -----------------
          Total liabilities                                                   5,924.4            5,480.2                   5,423.7
                                                                        ---------------------------------          -----------------
 Shareholders' equity:
     Common Shares, $1.00 par value
          (treasury shares of 10.7, 10.9 and 10.8)                               72.4               72.2                      72.3
     Paid-in capital                                                            437.0              409.9                     412.8
     Accumulated comprehensive income:
        Net unrealized appreciation on investment securities                     50.5              151.8                     122.3
        Other comprehensive income                                               (9.0)              (4.3)                     (6.3)
     Retained earnings                                                        1,860.8            1,434.2                   1,534.8
                                                                        ---------------------------------          -----------------
          Total shareholders' equity                                          2,411.7            2,063.8                   2,135.9
                                                                        ---------------------------------          -----------------
              Total liabilities and shareholders' equity                     $8,336.1           $7,544.0                  $7,559.6
                                                                        =================================          =================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

 Nine Months Ended September 30,                                                  1998                1997
 ----------------------------------------------------------------------------------------------------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $378.2           $   294.8
     Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation and amortization                                      41.0                24.9
              Net realized gains on security sales                              (49.2)              (67.7)
          Changes in:
                   Unearned premiums                                            397.2               442.0
                   Loss and loss adjustment expense reserves                     27.2               168.9
                   Accounts payable and accrued expenses                        108.9                99.8
                   Policy cancellation reserve                                   (5.0)               (3.3)
                   Prepaid reinsurance                                            1.4                24.5
                   Reinsurance recoverables                                      30.2                48.0
                   Premiums receivable                                         (295.5)             (307.7)
                   Deferred acquisition costs                                   (41.8)              (61.3)
                   Income taxes                                                 (23.8)              (60.1)
                   Other, net                                                    26.2                35.2
                                                                         -------------       -------------
                           Net cash provided by operating activities            595.0               638.0
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases:
          Available-for-sale: fixed maturities                               (3,383.9)           (5,050.6)
                              equity securities                                (708.0)             (519.7)
     Sales:
          Available-for-sale: fixed maturities                                2,713.5             4,607.1
                              equity securities                                 501.8               402.4
     Maturities, paydowns, calls and other:
          Available-for-sale: fixed maturities                                  332.6               472.0
                              equity securities                                  26.2                85.9
     Net purchases (sales) of short-term investments                            135.9              (532.2)
     (Receivable) payable on securities                                         (38.8)               35.3
     Purchases of property and equipment                                       (136.2)              (77.7)
     Purchase of subsidiary, net of cash acquired                                  --               (48.0)
                                                                         ---------------------------------
                           Net cash used in investing activities               (556.9)             (625.5)
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                      7.8                13.2
     Tax benefits from exercise of stock options                                 17.9                15.5
     Payments on debt                                                              --               (20.3)
     Dividends paid to shareholders                                             (13.4)              (13.0)
     Acquisition of treasury shares                                             (41.6)               (2.6)
                                                                         -------------       -------------
                           Net cash used in financing activities                (29.3)               (7.2)
                                                                         -------------       -------------
 Increase in cash                                                                 8.8                 5.3
     Cash, January 1                                                             23.3                15.4
                                                                         -------------       -------------
     Cash, September 30                                                         $32.1               $20.7
                                                                         =============       =============

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1 Supplemental Cash Flow Information. The Company paid income taxes of $174.6 million and $118.9 million for the nine months ended September 30, 1998 and 1997, respectively. Total interest paid was $38.5 million for both the nine months ended September 30, 1998 and 1997.


NOTE 2 Debt at September 30 consisted of:


                                                  1998                                 1997
                                    ----------------------------------    --------------------------------
                                             Cost        Market Value              Cost      Market Value
                                    --------------      --------------    --------------    --------------
 7.30% Notes                                $99.7              $110.1           $  99.7            $103.4
 6.60% Notes                                199.0               208.2             198.9             199.4
 7% Notes                                   148.4               162.8             148.4             149.4
 8 3/4% Notes                                29.9                30.6              29.6              31.2
 10% Notes                                  149.7               165.1             149.6             165.8
 10 1/8% Subordinated Notes                 149.7               165.1             149.5             166.2
 Other debt                                    --                  --                .2                .2
                                    --------------      --------------    --------------    --------------
                                           $776.4              $841.9            $775.9            $815.6
                                    ==============      ==============    ==============    ==============

NOTE 3 As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which requires non-capital transactions that are reported directly to shareholders' equity, primarily changes in unrealized gains/losses on investment securities, to be included in total comprehensive income. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. Total comprehensive income was $33.7 million and $157.7 million for the quarters ended September 30, 1998 and 1997, respectively, and $303.7 million and $373.9 million for the nine months ended September 30, 1998 and 1997.

NOTE 4 During the first quarter 1998, the Company early adopted the accounting treatment required by Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and, as a result, capitalized $4.7 million, or $.04 per share, and $15.9 million, or $.14 per share, of computer software costs incurred during the quarter and nine months ended September 30, 1998, respectively, which amounts are not necessarily indicative of deferrals in future periods.

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

NOTE 6 On September 30, 1998, the Company paid a quarterly dividend of $.065 per Common Share to shareholders of record as of the close of business on September 11, 1998. The dividend was declared by the Board of Directors on August 28, 1998.

On October 23, 1998, the Board of Directors declared a quarterly dividend of $.065 per Common Share. The dividend is payable December 31, 1998, to shareholders of record as of the close of business on December 11, 1998.

NOTE 7 The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the results expected for the full year.

NOTE 8 Certain amounts in the financial statements for prior periods were reclassified to conform with the 1998 presentation.

ITEM 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

RESULTS OF OPERATIONS

For the third quarter 1998, operating income, which excludes net realized gains on security sales, was $134.4 million, or $1.80 per share, compared to $89.3 million, or $1.18 per share, last year. The increase in operating income was primarily driven by the Company's favorable loss experience. The combined ratio was 89.0, compared to 93.1 for the third quarter 1997. For the nine months ended September 30, 1998, operating income was $346.2 million, or $4.63 per share, compared to $250.8 million, or $3.34 per share, in 1997. The year-to-date combined ratio was 91.0, compared to 93.0 last year.

Net premiums written increased 13% over the third quarter 1997 and 18% year-to-date, reflecting an increase in unit sales. The Company's growth rate remained consistent with that of second quarter 1998. Excess capital in the property-casualty industry means competitors might accept lower returns on equity than they historically received. The slower growth rate for the quarter compared to year-to-date is a result of several of the Company's competitors reducing their rates and increasing their advertising efforts. In addition, several of the Company's competitors are entering new states, expanding their distribution channels, entering the nonstandard auto market and increasing agents' compensation. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 19% for the quarter and 23% for the first nine months.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, and costs to settle these claims, decreased as a percentage of premiums earned to 66% for the quarter, compared to 70% in 1997. Year-to-date claim costs were 68%, compared to 71% last year. In recent years, the industry has had favorable loss experience. Safer automobiles, stricter laws against drunk driving and changing demographics have contributed to these improved results.

In its diversified businesses, the Company writes directors and officers and other professional liability coverage for community banks and credit unions and, therefore, could potentially be exposed to liability for errors made by these institutions in their year 2000 compliance efforts or their failure to complete necessary conversions to achieve such compliance. From October 1997 through May 1998, the Company included year 2000 exclusions in new and renewal policies for commercial banks which had multi-year terms that extend beyond December 31, 1999. This placed the Company at a competitive disadvantage since few of its competitors included similar exclusions. The Company has obtained additional reinsurance to limit its potential exposure to about 7% of the average policy limits in the event any of the insured directors or officers are held liable for year 2000 noncompliance by their financial institutions. In light of this additional reinsurance contract, which reduced the Company's net exposure by 68% and covers all of the Company's in-force directors and officers insurance business, the Company, in June 1998, stopped including year 2000 exclusions in its multi-year policies. Additionally, the Company plans to selectively remove previously issued year 2000 exclusions. Based on information currently available, the Company does not believe that any losses resulting from this exposure will have a material impact on the Company's financial condition, cash flows or results of operations.

Policy acquisition costs and other underwriting expenses were 23% of premiums earned for both the third quarter 1998 and 1997, and 23% for the first nine months of 1998, compared to 22% in 1997. The increase in other underwriting expenses is primarily attributable to additional advertising costs along with the Company's investment in its infrastructure to support growth.

Recurring investment income (interest and dividends) decreased 1% for the quarter and increased 8% for the first nine months of 1998. The increase in the average investment portfolio was offset by a decrease in the yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.1% and 6.4% for the quarter and first nine months ended September 30, 1998, respectively, compared to 6.7% for both periods in 1997. The Company had net realized gains on security sales of $1.1 million and $49.2 million for the quarter and first nine months of 1998, respectively, compared to $41.4 million and $67.7 million in 1997. On September 30, 1998, the Company's portfolio had $78.0 million in total unrealized gains, compared to $188.4 million at December 31, 1997, primarily reflecting a decline in the domestic equity portfolio.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-maturity securities ($3,987.6 million, or 71.7%, at September 30, 1998, and $3,837.7 million, or 72.7%, at September 30, 1997). Long-term investment-grade fixed-maturity securities represented $411.9 million, or 7.4%, and $118.9 million, or 2.2%, of the total investment portfolio at September 30, 1998 and 1997, respectively. Non-investment-grade fixed-maturity securities were $126.1 million, or 2.2%, in 1998, and $245.4 million, or 4.6%, in 1997, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 2.9 years at September 30, 1998, compared to 2.7 years at September 30, 1997.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio and may be used for trading purposes. Derivative instruments classified as held or issued for other than trading had a net market value of $(2.7) million at September 30, 1998, compared to $(1.3) million at September 30, 1997. Trading positions had a net market value of $(.1) million at September 30, 1998, compared to $1.1 million at September 30, 1997. As of September 30, 1998, the Company had open investment funding commitments of $55.3 million.

Interest expense decreased due to the Company capitalizing interest related to its construction projects in Tampa, Florida and Mayfield Village, Ohio, and, in accordance with SOP 98-1, for capitalized computer software costs.

FINANCIAL CONDITION


Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 1998, operations generated a positive cash flow of $595.0 million. During the third quarter 1998, the Company repurchased 393,000 Common Shares in the open market, at a total cost of $41.1 million (average $104.46 per share).

The Company is currently constructing a three-building regional call center in Tampa, Florida, at an estimated cost of $44.8 million, and a corporate office complex in Mayfield Village, Ohio, at an estimated cost of $68.6 million. During the nine months ended September 30, 1998, $40.8 million had been paid on both projects combined. The Tampa project is estimated to be completed by January 1999 and the Mayfield Village project, which also consists of three buildings, is estimated to be completed by the end of 1999. The projects are being funded through operating cash flows.

On March 31, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may issue from time to time, in one or more transactions, up to $300 million of its debt securities. The registration statement became effective April 7, 1998. In conjunction with the shelf registration, the Company established two separate anticipatory hedges to reduce the risk of market rate volatility. Each anticipatory hedge was established to hedge $150 million principal amount of the anticipated offering. The first hedge was effective March 17, 1998, and the second was effective June 11, 1998. These hedges had a net deferred loss of $(26.7) million at September 30, 1998.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

YEAR 2000 COMPLIANCE

The year 2000 problem exists because many computer programs only use the last two digits to refer to a year and could recognize "00" as 1900 instead of 2000. If not corrected, many computer and other micro-chip supported applications could fail or create erroneous results. The extent of the potential impact is still unknown but could affect the global economy. In response to this issue, the Company has evaluated its applications and operating software, including its claims reporting, financial reporting, policy issuance and other internal production systems, and is in the process of evaluating its hardware and software products, end user computing activities, facilities implications (including public utility services), third-party data exchanges and business relationships, and has established a dedicated, tenured project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

The Company began converting its applications software to be year 2000 compliant in July 1995 and, as a result, has been able to avoid redeploying significant resources or deferring other important projects to specifically address the year 2000 issues. During the first quarter 1998, the

Company retained independent consultants to determine its state of readiness. Although some additional areas of focus were identified, the consultants confirmed that the Company was adequately addressing its critical systems and issues. As of September 30, 1998, the Company has completed approximately 90% of its efforts to bring its applications software in compliance, with the objective of having all critical production systems year 2000 compliant by the end of 1998. Testing of critical applications is being accomplished through the use of a special systems environment known as a "Time Warp Lab", which mimics the Company's production environment. As a final test of year 2000 readiness, after conversion and year 2000 certification, critical applications are run in the Time Warp Lab while systems clocks turn over from 1999 to 2000. The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding and testing, is estimated to be $7.0 million, of which $6.3 million had been expensed through the third quarter 1998. The Company is also in the process of replacing some of its systems during 1998. In addition to being year 2000 compliant, these new systems will add increased functionality to the Company. The total cost of these systems, which include both internal and external costs, is estimated to be $4.8 million, and the projects are expected to be substantially complete by the end of 1998, with parallel testing performed during the first quarter 1999. As of September 30, 1998, $4.3 million had been paid for these systems. All costs are being funded through operating cash flows. In addition, the Company has identified approximately 330 third parties with which data is exchanged. All critical data exchanges are being tested for compliance. This testing will continue throughout 1999.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant are not likely to be incremental costs to the Company. The Company's assessment of its mainframe hardware and operating software is 95% complete and the assessment of its servers and client server operating software is 40% complete. The Company estimates that all mainframe and client server hardware and operating software will be year 2000 compliant by the first half of 1999. In addition, during the third quarter, the Company secured software which will assist in the discovery of noncompliant desktop hardware and software. It is estimated that the assessment and remediation process will be completed by the first half of 1999.

The Company is currently unable to determine the impact that year 2000 noncompliance may have on its financial condition, cash flows and results of operations. The Company believes that it is taking the necessary measures to address issues that may arise relating to the year 2000 and that its production systems will be compliant. The Company realizes, however, that non-compliance by third parties could impact its business. The possibility exists that a portion of the Company's distribution channel may not be compliant, that communication with agents could be disrupted, that underwriting data, such as motor vehicle reports, could be unobtainable, that the claim settling process could be delayed or that frequency and severity of losses may increase due to external factors. The Company is contacting its key independent insurance agents, vendors and suppliers (e.g. banks, credit bureaus, motor vehicle departments, rating agencies, etc.) to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical business relationships to minimize its exposure to year 2000 issues, including on-site visits to identify their state of readiness.

The Company's process teams and business groups are identifying potential year 2000 scenarios. For those scenarios deemed to be both probable and with a potentially significant business impact, the Company is developing contingency plans. The majority of the contingency plans are drafted and will be reviewed by the Company's chief financial and technology officers during the fourth quarter 1998. Contingency plans may include such items as hardening facilities with back-up generators, prioritizing resources, securing alternative vendors, developing alternative processes, pre-ordering policyholder information, and other measures. The Company anticipates that contingency plans will be completed for all material relationships during the first quarter 1999.


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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred in market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A-No. 1, filed on March 30, 1998 and Form 10-K/A-No. 2, filed on June 8, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------





ITEM 6.        Exhibits and Reports on Form 8-K.

                  (a)   Exhibits:

                        See exhibit index on page 14.

                  (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:
                        None

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              THE PROGRESSIVE CORPORATION
                                              ---------------------------
                                              (Registrant)






Date:  November 9, 1998                       BY:  /s/ DAVID M. SCHNEIDER
       ----------------------                      ----------------------
                                                   David M. Schneider
                                                   Secretary







Date:  November 9, 1998                       BY:  /s/ CHARLES B. CHOKEL
       -----------------------                     ---------------------
                                                   Charles B. Chokel
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



 Exhibit No.        Form 1O-Q
 Under Reg.         Exhibit
 S-K, Item 601      No.          Description of Exhibit
 -------------      ---------    ----------------------



      (12)             12        Computation of Ratio of Earnings to Fixed
                                 Charges.

      (27)             27        Financial Data Schedule for the nine months
                                 ended September 30, 1998 and Restated Financial
                                 Data Schedule for the nine months ended
                                 September 30, 1997.