Form 10-K
period 1998-12-31
PROGRESSIVE CORP/OH/
filed 1999-03-26
CIK 80661

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended   December 31, 1998
                               ---------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                 -------------------    --------------------

Commission file number             1-9518
                          -----------------------

                          THE PROGRESSIVE CORPORATION
  ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Ohio                                     34-0963169
          -------------------------------                  ---------------------
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)


      6300 Wilson Mills Road, Mayfield Village, Ohio                44143
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


            Title of each class                         Name of each exchange on
                                                            which registered


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

                             [ X ]  Yes   [   ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 1999: $7,864,758,903.37

     The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 26, 1999: 72,819,870

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 19, 1999, for the Annual Meeting of Shareholders to be held on April 23, 1999, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries' (collectively, the "Company") 1998 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 19, 1999, for the Annual Meeting of Shareholders to be held on April 23, 1999 (the "Proxy Statement") have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

     (a)  General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 82 subsidiaries and 1 mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries and affiliate provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States and Canada. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

     (b)  Financial Information About Industry Segments

          Incorporated by reference from Note 11, Segment Information, on page 46 of the Company's Annual Report.

     (c)  Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $5,299.7 million in 1998, compared to $4,665.1 million in 1997 and $3,441.7 million in 1996. The underwriting profit margin was 8.4% in 1998, compared to 6.6% in 1997 and 8.5% in 1996.

Personal Lines

Of the approximately 250 United States insurance company groups writing private passenger auto insurance, the Company estimates that it ranks fifth in size for 1998. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source. For 1998, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, were $121.7 billion, and Progressive's share of this market was approximately 4.0%, compared to $117.5 billion and 3.7%, respectively, in 1997, and $111.6 billion and 2.8% in 1996.

The Company's Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific market segment. Personal Lines accounted for 93% of the Company's 1998 total net premiums written, compared to 92% in both 1997 and 1996.

A portion of the Company's Personal Lines consists of nonstandard automobile insurance products for people who have been cancelled or rejected by other insurers. The size of the nonstandard automobile insurance market changes with the insurance environment and is estimated to be about 20% of the United States' personal automobile insurance market. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. Approximately 355 nonstandard insurance companies, many of which are part of an affiliated group, compete for this business. In 1997, the Company ranked second in direct premiums written and near the top in underwriting performance in the nonstandard market. During 1998, the Company continued to maintain a major presence in this market.

The Personal Lines segment also writes standard and preferred automobile risks. These products accounted for between 30% and 35% of the Company's total Personal Lines premiums in 1998. Our strategy is to build towards becoming a low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers. The Company's goal is to compete successfully in the standard and preferred market, which comprises about 80% of the United States' personal automobile insurance market.

The Company's specialty Personal Lines products include motorcycle, recreational vehicle, mobile home, watercraft and snowmobile insurance. The Company's competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is a significant participant in the specialty personal lines market. In 1998, Progressive became the market share leader in the motorcycle product.

The Company writes through multiple distribution methods, including Independent Agents, Direct (via 1 800 AUTO PRO(R) and progressive.com) and through Strategic Alliances. The majority of the Company's Personal Lines premiums are written through a network of more than 30,000 Independent Insurance Agents located throughout the United States and Canada. Subject to compliance with certain Company-mandated procedures, these Independent Insurance Agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The Agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. In 1998, the Direct distribution channel represented between 10% and 15% of the Personal Lines volume. The Company expanded its television advertising campaign on a national level in 1998. The Company also introduced its local advertising campaign, which includes direct mail, radio and television advertising, to 14 more states in 1998 , bringing the total number of states in which the Company advertises to 32 plus Washington, D.C. (83 markets). In addition, the Company is the market leader in selling auto insurance on the Internet. Consumers can comparison shop online for auto insurance in 47 states and can buy online in 23 states plus the District of Columbia. In 1998, Internet sales represented approximately 2% of the Direct business volume. The Company also writes through its Strategic Alliances channel, which includes alliances with other insurance companies, employers, affinity groups and national brokerage agencies. The Strategic Alliances channel represented between 5% and 10% of the Personal Lines premiums in 1998.

Auto insurance differs greatly by community because regulations vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair facilities vary by community. The Company's matrix organization enables it to meet varied local conditions under a cohesive set of policies and procedures that ensure consistency and control. The Company's 44 State and Community Managers run the business in their state(s). They manage claims, distribution, advertising budgets, price levels, agent development, regulation and community relations for their territory. State Managers determine their state(s) organization, and may appoint Community Managers with responsibilities similar to their own for a large part of the state. Processing (customer service calls, direct sales calls and claims processing) is done at ten regional sites in Albany, New York; Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Richmond, Virginia; Sacramento, California; Tampa, Florida; Tempe, Arizona; Tigard, Oregon and Toronto, Ontario.

State Managers report directly to members of the Company's Policy Team, which is the Company's senior policy and decision making body. In 1999, the Policy Team includes two CEOs (Insurance Operations, Investments and Capital Management), four Distribution Leaders (Independent Agent, 1 800 AUTO PRO(R), progressive.com, Strategic Alliances), Chief Pricing/Product Officer, Chief Claim Officer, Chief Financial Officer, Chief Information Officer, Chief Human Resources Officer and Chief Communications Officer. The Distribution Leaders are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who discover and select Progressive through different distribution modes.

Other Businesses

The Company's other lines of business include the commercial vehicle business unit, United Financial Casualty Company (UFCC), Professional Liability Group
(PLG) and Motor Carrier business unit, which are organized by customer group and headquartered in Cleveland, Ohio. These businesses accounted for 7% of total volume in 1998. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include independent agents, financial institutions and vehicle dealers. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. The other lines of business also market their products directly to their customers through company-employed sales forces. Most of these businesses are in markets that are declining in size.

Monoline commercial vehicle insurance covers commercial vehicle risks for primary liability, physical damage and other supplementary insurance coverages. Based on the Company's analysis of this market, the Company competes for this business on a nationwide basis with approximately 150 other companies. In the target segment of monoline commercial auto writers, the Company estimates its 1998 ranking to be in the top 10.

UFCC primarily provides physical damage insurance and related tracking services to protect the commercial or retail lender's interest in collateral which is not otherwise insured against these risks. The principal product offered is collateral protection for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks are UFCC's largest customer group for these services. This business also serves savings and loan institutions, finance companies and credit unions. According to the Company's analysis of this market, numerous companies offer these products and none of them has a dominant market share.

PLG's principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program is sponsored by the American Bankers Association. Additionally, the Company provides similar coverages for credit unions and savings and loan institutions. The risk and premium on these coverages are also reinsured by various reinsurance entities. PLG represented less than one-half percent of the Company's total 1998 net premiums written.

The service operations of the other lines of business consist primarily of processing business for involuntary plans and providing claim services to fleet owners and other insurance companies. Service revenues were $38.2 million in 1998, compared to $45.3 million in 1997 and $46.2 million in 1996. Pretax operating profits were $7.4 million in 1998, compared to $1.4 million and $4.3 million in 1997 and 1996, respectively.

The Motor Carrier business unit currently processes business for the Commercial Auto Insurance Procedures (CAIP) in 27 states. As a CAIP servicing carrier, the business unit processes over 50% of the premiums in the CAIP market without assuming the indemnity risk. It competes with approximately 3 other providers nationwide.

Competitive Factors

The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claim handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. While the Company relies heavily on technology and extensive data gathering and analysis to segment and price markets according to risk potential, some competitors merely price their coverage at rates set lower than the Company's published rates. By avoiding extensive data gathering and analysis, these competitors incur lower underwriting expenses. The Company has remained competitive by closely managing expenses and achieving operating efficiencies, and by refining its risk measurement and price segmentation skills. In addition, the Company offers prices for a wide spectrum of risks and seeks to offer a wider array of payment plans, limits of liability and deductibles than its competitors. Superior customer service and claim adjusting are also important factors in the Company's competitive strategy.

Licenses

The Company operates under licenses issued by various state or provincial insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kind of insurance coverages which may be written in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses which are material to the Company's business are in good standing.

Insurance Regulation

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the subsidiaries is licensed and subject to regulation in each of the 50 states and certain U.S. possessions, in three Canadian provinces and by Canadian federal authorities. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company's insurance subsidiaries and affiliate are domiciled in the states of Arizona, California, Colorado, Hawaii, Illinois, Florida, Louisiana, Michigan, Mississippi, Missouri, New York, Ohio, Pennsylvania, Tennessee, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from "file and use" to prior approval to mandated rates. Most jurisdictions prohibit rates that are "excessive, inadequate or unfairly discriminatory."

Insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to make periodic and other examinations of regulated insurers' financial condition, to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations.

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions involving insurers and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the "Dividends" discussion in Item 5(c) for further information on these dividend limitations.

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks which are not insurable in the voluntary market. These so-called "assigned risk" plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer's reserves, the quality of the insurer's assets, and the identity of the regulator, as a general rule, the regulators prefer that annual net written premiums be not more than three times the insurer's total policyholders' surplus. Thus, the amount of an insurer's surplus may, in certain cases, limit its ability to grow its business.

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

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current NAIC Annual Statement Instructions and Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The implementation date established by the NAIC is January 1, 2001; however, the effective date will be specified by each insurance company's state of domicile. The Company is currently evaluating the potential effect of the Codification guidance, but does not expect it to have a material impact on the Company's statutory surplus.

Statutory Accounting Principles

The Company's results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Specifically, under GAAP:

1. Commissions, premium taxes and other costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2. Certain assets are included in the consolidated balance sheets, which for SAP are charged directly against statutory surplus. These assets consist primarily of premium receivables that are outstanding over 90 days, furniture and equipment and prepaid expenses.

3. Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4. Fixed maturities securities, which are classified as available-for-sale, are reported at market values, rather than at amortized cost, or the lower of amortized cost or market depending on the specific type of security, as required by SAP. Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

5. Costs for computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that can be profitably written. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $5,674.3 million at December 31, 1998, compared to $5,270.4 million at December 31, 1997. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains on security sales, before expenses and taxes, was $306.2 million in 1998, compared to $373.4 million in 1997 and $232.9 million in 1996. See Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 14 herein for additional discussion.

Employees

The number of employees, excluding temporary employees, at December 31, 1998, was 15,735.

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

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 1998, 1997 and 1996 on a GAAP basis.

     RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES


(millions)                                                    1998          1997         1996
                                                          --------      --------     --------

Balance at January 1                                      $2,146.6      $1,800.6     $1,610.5
     Less reinsurance recoverables on unpaid losses          279.1         267.7        296.1
                                                          --------      --------     --------
Net balance at January 1                                   1,867.5       1,532.9      1,314.4
                                                          --------      --------     --------
Net reserves of subsidiary purchased                            --          82.2           --
                                                          --------      --------     --------
Incurred related to:

          Current year                                     3,560.5       3,070.8      2,341.9
          Prior years                                       (184.2)       (103.3)      (105.8)
                                                          --------      --------     --------
              Total incurred                               3,376.3       2,967.5      2,236.1
                                                          --------      --------     --------

Paid related to:

          Current year                                     2,376.0       1,971.5      1,424.7
          Prior years                                        922.0         743.6        592.9
                                                          --------      --------     --------
              Total paid                                   3,298.0       2,715.1      2,017.6
                                                          --------      --------     --------
Net balance at December 31                                 1,945.8       1,867.5      1,532.9
Plus reinsurance recoverable on unpaid losses                242.8         279.1        267.7
                                                          --------      --------     --------
Balance at December 31                                    $2,188.6      $2,146.6     $1,800.6
                                                          ========      ========     ========


The reconciliation above shows a $184.2 million redundancy, which emerged during 1998, in the 1998 liability and a $103.3 million redundancy in the 1997 liability, based on information known as of December 31, 1998 and December 31, 1997, respectively.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

           ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(millions)
YEAR ENDED                      1988    1989    1990    1991    1992     1993     1994(3)      1995      1996      1997       1998


LIABILITY FOR UNPAID
--------------------
LOSSES AND LAE(1)               $651.0  $748.6  $791.6  $861.5  $956.4  $1,012.4  $1,098.7  $1,314.4  $1,532.9  $1,867.5  $1,945.8
-----------------



PAID (CUMULATIVE) AS OF:
------------------------
  One year later                 283.1   293.1   322.4   353.4   366.8     417.0     525.3     593.0     743.6     922.0
  Two years later                393.7   446.8   490.8   518.8   520.0     589.8     706.4     838.9   1,034.5
  Three years later              465.0   539.8   570.4   583.2   598.2     664.1     810.6     960.1        --
  Four years later               514.0   588.2   600.0   617.6   632.8     709.9     857.1        --        --
  Five years later               540.7   603.1   613.6   635.8   658.6     729.8        --        --        --
  Six years later                545.1   608.1   624.7   651.2   669.7        --        --        --        --
  Seven years later              545.5   614.7   631.1   656.2      --        --        --        --        --
  Eight years later              549.0   619.2   634.7      --      --        --        --        --        --
  Nine years later               551.7   620.9      --      --      --        --        --        --        --
  Ten years later                552.9      --      --      --      --        --        --        --        --




LIABILITY RE-ESTIMATED
-----------------------
AS OF:
------
  One year later                 610.3   685.4   748.8   810.0   857.9     869.9   1,042.1   1,208.6   1,429.6   1,683.3
  Two years later                573.4   677.9   726.5   771.9   765.5     837.8     991.7   1,149.5   1,364.5
  Three years later              581.3   668.6   712.7   718.7   737.4     811.3     961.2   1,118.6        --
  Four years later               575.1   667.1   683.7   700.1   725.2     794.6     940.6        --        --
  Five years later               578.4   654.7   666.3   695.1   717.3     782.9        --        --        --
  Six years later                582.2   647.1   664.8   692.6   711.1        --        --        --        --
  Seven years later              574.3   645.7   664.5   688.2      --        --        --        --        --
  Eight years later              574.4   645.4   661.4      --      --        --        --        --        --
  Nine years later               575.0   641.9      --      --      --        --        --        --        --
  Ten years later                572.4      --      --      --      --        --        --        --        --



CUMULATIVE REDUNDANCY           $ 78.6  $106.7  $130.2  $173.3  $245.3    $229.5    $158.1    $195.8   $ 168.4   $ 184.2
----------------------
PERCENTAGE(2)                     12.1    14.3    16.4    20.1    25.6      22.7      14.4      14.9      11.0       9.9
-------------


1 Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

2  Cumulative redundancy / liability for unpaid losses and LAE.

3 In 1994, based on a review of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve."

     The above table presents the development of balance sheet liabilities for 1988 through 1997. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 1998 the companies had paid $620.9 million of the currently estimated $641.9 million of losses and LAE that had been incurred through the end of 1989; thus an estimated $21.0 million of losses incurred through 1989 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1988 liability has developed redundant by $78.6 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 8 as the "prior years" contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the redundancy related to losses settled in 1991, but incurred in 1988, will be included in the cumulative deficiency or redundancy amount for years 1988, 1989 and 1990. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future redundancies or deficiencies based on this table.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the 1991 through 1998 Consolidated Annual Statements, as filed with the state insurance departments, and Schedules O and P filed for years prior to 1991. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

     (d)  Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States and Canada. The amount of Canadian revenues and assets are less than 2% of the Company's consolidated revenues and assets. The amount of operating income (loss) generated by its Canadian operations is immaterial with respect to the Company's consolidated operating income.

ITEM 2.  PROPERTIES

The Company's 517,800 square foot corporate office complex is located on a 42-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. The Company's central data processing facility occupies a building containing approximately 107,000 square feet of office space, on this same parcel.

The Company also owns six other buildings in suburbs adjoining the corporate office complex, five buildings in Tampa, Florida, a building in Tempe, Arizona and a building in Tigard, Oregon. In total, these buildings contained approximately 1,088,500 square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These locations are occupied by the Company's business units or other operations and are not segregated by industry segment. In addition, the Company owns two buildings, one in Tampa, Florida and one in Plymouth Meeting, Pennsylvania, which are partially leased to non-affiliates.

In November 1997, the Company purchased 91 acres in Mayfield Village, Ohio to construct an office complex near the site of its current corporate headquarters. This office complex is part of a five-year cooperative effort with Mayfield Village to develop over 300 acres. Progressive would serve as the anchor corporate user with additional business users and recreational facilities on the site. The Company is constructing three buildings containing a total of approximately 443,000 square feet on the site and could build up to two additional buildings, containing about 500,000 additional square feet in total, in the future. The first three buildings are expected to be completed during 1999 and are estimated to cost $68.3 million. As of December 31, 1998, $28.7 million has been paid. The Company is also constructing a 90,000 square foot office in Albany, New York, which is expected to be completed during 1999. The construction projects are being funded through operating cash flows.

The Company leases approximately 490,000 square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 365 claim offices, consisting of 1,540,000 square feet, at various locations throughout the United States. Two offices are leased in Canada. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects that it will need additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference from Note 2, Litigation, on page 39 of the Company's Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in
Part III of this Annual Report on Form 10-K.

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


                                                                                                                           Dividends
Year          Quarter                         High                      Low                        Close                   Per Share
------------------------------------------------------------------------------------------------------------------------------------
1998             1                          $135 1/2                 $106 11/16                $134 11/16                  $.060
                 2                           150                      126 1/2                   141                         .060
                 3                           156 3/4                   95                       112 3/4                     .065
                 4                           172                       94                       169 3/8                     .065
                                    ------------------------------------------------------------------------------------------------
                                            $172                     $ 94                      $169 3/8                    $.250
                                    ================================================================================================


1997             1                          $ 73 5/8                 $ 63 7/8                  $ 63 7/8                    $.060
                 2                            87 3/8                   61 1/2                    87                         .060
                 3                           111 7/8                   86 1/2                   107 1/8                     .060
                 4                           120 7/8                   99                       119 7/8                     .060
                                    ------------------------------------------------------------------------------------------------
                                            $120 7/8                 $ 61 1/2                  $119 7/8                    $.240
                                    ================================================================================================

The closing price of the Company's Common Shares on February 26, 1999 was $128 1/2.

    (b)  Holders

There were 3,954 shareholders of record on February 26, 1999.

    (c)  Dividends

Statutory policyholders' surplus was $2,029.9 million and $1,722.9 million at December 31, 1998 and 1997, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1998, $245.7 million of consolidated statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries' states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends to the corporate parent of $274.2 million in 1999 out of statutory policyholders' surplus, without prior approval by regulatory authorities.

ITEM 6.  SELECTED FINANCIAL DATA

(millions - except per share amounts)


                                       For the years ended December 31,
                              1998       1997        1996       1995       1994
                          -----------------------------------------------------
Total revenues            $5,292.4   $4,608.2    $3,478.4   $3,011.9   $2,415.3
Operating income             449.3      336.0       309.1      220.1      212.7
Net income(1)                456.7      400.0       313.7      250.5      274.3
Per share:
     Operating income(2)      6.01       4.46        4.12       2.85       2.76
     Net income(1),(2)        6.11       5.31        4.14       3.26       3.59
     Dividends                .250       .240        .230       .220       .210
Total assets               8,463.1    7,559.6     6,183.9    5,352.5    4,675.1
Debt outstanding             776.6      775.9       775.7      675.9      675.6



1 During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve"
   ($46.2 million after tax), resulting in a one-time increase in earnings of $.62 per share.

2 Presented on a diluted basis. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 "Earnings Per Share," and, as a result, restated prior periods per share amounts, if applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares and other outstanding securities, to retire its outstanding indebtedness, to pay dividends and for other business purposes.

During 1998, the Company repurchased 404,079 of its Common Shares at a total cost of $42.6 million (average $105.28 per share), including 11,079 Common Shares repurchased to satisfy obligations under the Company's benefit plans. During the three-year period ended December 31, 1998, the Company repurchased
1.4 million of its Common Shares at a total cost of $87.4 million (average $60.75 per share), .2 million of its 9 3/8% Serial Preferred Shares, Series A, at a total cost of $6.0 million (average $25.60 per share) and redeemed its remaining Preferred Shares at a total cost of $82.1 million ($25.00 per share). The Company also sold $100.0 million of Notes. During the same period, The Progressive Corporation made $1.1 million of capital contributions to its subsidiaries, net of dividends received from these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(C) on page 12 herein.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. In March 1999, the Company issued $300 million of 6 5/8% Senior Notes due 2029 under an outstanding shelf registration, which became effective in 1998. The net proceeds of $293.7 million are intended to replace current outstanding debt upon its maturity. The Company also has available a $10.0 million revolving credit agreement. With its current 29% debt to capital ratio, management believes the Company has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three years ended December 31, 1998, operations generated positive cash flows of $2,004.9 million, and cash flows are expected to be positive in both the short-term and reasonably foreseeable future. The Company's substantial investment portfolio is highly liquid, consisting almost entirely of readily marketable securities.

In March 1997, the Company acquired Midland Financial Group, Inc. for about $50 million in cash. Midland underwrites and markets nonstandard private passenger automobile insurance through Independent Agents across 11 states, primarily in the southeastern and western United States.

Total capital expenditures for the three years ended December 31, 1998, aggregated $331.9 million. In December 1997, the Company purchased approximately 72 acres in Tampa, Florida to construct a three-building, 307,000 square foot, regional call center. The cost of the project is currently estimated at $45.2 million; $41.3 million has been paid as of December 31, 1998. The first two buildings were completed during 1998. The third building was completed in February 1999. In addition, in November 1997, the Company purchased 91 acres in Mayfield Village, Ohio to construct an office complex, near the site of its current corporate headquarters. This office complex is part of a five-year cooperative effort with Mayfield Village to develop over 300 acres. Progressive will serve as the anchor corporate user with additional business users and recreational facilities on the site. The Company is constructing three buildings containing a total of approximately 443,000 square feet on the site and could build up to two additional buildings, containing about 500,000 square feet in total, in the future. The first three buildings are expected to be completed during 1999 and are estimated to cost $68.3 million. As of December 31, 1998, $28.7 million has been paid. The construction projects are being funded through operating cash flows.

INVESTMENTS The Company invests in fixed-maturity, equity and short-term securities. The Company's investment strategy recognizes its need to maintain capital adequate to support its insurance operations. The Company evaluates the risk/reward tradeoffs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio.

The majority of the portfolio is invested in high-grade, fixed-maturity securities, of which short- and intermediate-term securities represented $4,439.4 million, or 78.3%, at the end of 1998, compared to $4,024.9 million, or 76.4%, at the end of 1997. Long-term investment-grade securities, including those principal paydowns from asset-backed securities that are greater than 10 years, were $93.5 million, or 1.6%, at the end of 1998, compared to $143.4 million, or 2.7%, at the end of 1997. Non-investment-grade fixed-maturity securities were $128.0 million, or 2.3%, at the end of 1998, compared to $132.5 million, or 2.5%, at the end of 1997, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. Non-investment-grade securities may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market. The duration of the fixed-income portfolio was 2.8 years at December 31, 1998, compared to 3.3 years at December 31, 1997.

A portion of the investment portfolio is invested in marketable equity securities. Common stocks represented $636.9 million, or 11.2%, of the portfolio, at the end of 1998, compared to $620.8 million, or 11.8%, a year earlier. The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. In addition, the Company invests in foreign equities, which may include stock index futures and foreign currency forwards, which comprised $130.7 million of the common stock portfolio at the end of 1998, compared to $106.0 million last year, and partnership investments, which comprised $63.7 million of the common stock portfolio at the end of 1998, compared to $31.8 million last year. Preferred stocks represented $376.5 million, or 6.6%, of the portfolio at the end of 1998, compared to $348.8 million, or 6.6%, a year earlier, and was comprised of over 72% of fixed-rate preferred stocks with mechanisms that are expected to provide an opportunity to liquidate at par.

As of December 31, 1998, the Company's portfolio had $174.3 million in unrealized gains, compared to $188.4 million in 1997. This decrease in value was the result of widening credit spreads on all non-treasury related products and the Company's underperformance relative to the S&P 500, due to overweighting in smaller capitalization value stocks.

The weighted average fully taxable equivalent book yield of the portfolio was 6.3%, 6.6% and 6.7% for the years ended December 31, 1998, 1997 and 1996, respectively.

The quality distribution of the fixed-income portfolio is as follows:

                                      Percentage at             Percentage at
                Rating              December 31, 1998          December 31,1997
           ----------------         -----------------          ----------------
                 AAA                      57.7%                      67.5%
                  AA                      14.3                       13.0
                  A                       20.4                       12.9
                 BBB                       4.1                        3.4
           Non Rated/Other                 3.5                        3.2
                                    -----------------          ----------------
                                         100.0%                     100.0%
                                    =================          ================

As of December 31, 1998, the Company held $1,486.9 million of asset-backed securities, which represented 26.2% of the total investment portfolio. The asset-backed portfolio included collateralized mortgage obligations (CMO) and commercial mortgage-backed obligations (CMB) totaling $325.3 million and $728.9 million, respectively. The remainder of the asset-backed portfolio was invested primarily in auto loan and other asset-backed securities. As of December 31, 1998, the CMO portfolio primarily included sequential bonds, representing 90.3% of the CMO portfolio ($293.7 million) with an average life of 3.6 years. At December 31, 1998, the CMO portfolio had a weighted average Moody's or Standard & Poor's rating of AAA and the CMB portfolio had an average life of 6.1 years and a weighted average Moody's or Standard & Poor's rating of AA. At December 31, 1998, the CMO and CMB portfolios had unrealized gains/(losses) of $.1 million and $(8.2) million, respectively. The single largest unrealized loss in any individual CMO security was $.9 million and in any CMB security was $5.4 million, at December 31, 1998. The CMB portfolio includes $132.5 million of CMB interest-only certificates, which had an average life of 6.6 years and a weighted average Moody's or Standard & Poor's rating of AAA at December 31, 1998. Both the CMO and CMB portfolios are highly liquid with readily available quotes and contain no residual interests. During 1997, the Company sold $178.4 million (proceeds of $200.8 million) of non-investment-grade CMB securities to a third-party purchaser. The purchaser subsequently transferred the securities to a trust as collateral in a resecuritized debt offering. The transaction was accounted for as a sale under Statement of Financial Accounting Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," resulting in a net gain of $22.4 million. A bankruptcy remote subsidiary of the Company acquired $22.8 million of the resecuritized debt, which was subsequently sold in 1998 for a net gain of $3.5 million. This portion of the transaction was not accounted for as a sale in 1997 in accordance with SFAS 125.

Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed-income portfolio is interest rate risk, which is limited by managing duration to a defined range of 1.8 to 5 years. The distribution of maturities and convexity are monitored on a regular basis. Common stocks and similar investments, which generally have greater risk and volatility of market value, are limited to a target of 15%, with a range of 0 to 25%. Market values, along with industry and sector concentrations of common stocks and similar investments, are monitored daily. Exposure to foreign currency exchange risk is limited by Company restrictions and is monitored regularly. Exposures are evaluated individually and as a whole, considering the effects of cross correlation. For the quantitative market risk disclosures, see page 56 of the Company's 1998 Annual Report. The Company regularly examines its portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by generally accepted accounting principles (GAAP) to reduce the carrying value of such security to its net realizable value. In 1998, the Company wrote down $32.2 million, including $20.8 million in two securities in emerging markets driven by changing economic conditions.

Included in the Company's non-investment-grade fixed-maturity securities and common stock portfolios are $299.6 million of other risk assets. Other risk assets include such items as high yield and distressed debt, private equities and warrants, mezzanine investments, and securities in emerging markets. No individual security in the other risk asset portfolio comprised more than one percent of Progressive's total investment portfolio. The total return on the average amount invested in this asset class in 1998 was (4.4)% with a total net unrealized gain of $4.7 million at December 31, 1998. The single largest unrealized loss in any individual other risk asset security was $5.4 million.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. During 1998, the Company entered into two transactions, an interest rate swap hedge and a short futures position, to hedge against possible rises in interest rates prior to the issuance of debt under the $300 million shelf registration. The interest rate swap hedge performed as expected and is recorded as an $11.0 million deferred asset under SFAS 80, "Accounting for Futures Contracts," as a qualified hedge. The short futures position, driven by changing economic conditions, did not meet the established criteria for hedging correlation and was discontinued as a hedge, recognizing a net realized loss of $9.2 million in 1998. The Company continues to hold the short futures position for risk management of the anticipated debt offering. Derivative instruments may also be used for trading purposes. During 1998, net activity in the trading portfolio was not material to the Company's financial position, cash flows or results of operations. Net cash requirements of derivative instruments are limited to changes in market values which may vary based upon changes in interest rates and other factors. Exposure to credit risk is limited to the carrying value; collateral is not required to support the credit risk. The Company has stringent restrictions on the amount of open positions in the trading portfolios, limiting exposure to defined levels.
At December 31, 1998, trading positions had a net market value of $(.4) million; at December 31, 1997, the net market value was $1.1 million.

RESULTS OF OPERATIONS Operating income, which excludes net realized gains and losses from security sales and one-time items, was $449.3 million, or $6.01 per share, in 1998, $336.0 million, or $4.46 per share, in 1997 and $309.1 million, or $4.12 per share, in 1996. The GAAP combined ratio was 91.6 in 1998, 93.4 in 1997 and 91.5 in 1996.

Direct premiums written increased 13% to $5,451.3 million in 1998, compared to $4,825.2 million in 1997 and $3,638.4 million in 1996. Net premiums written increased 14% to $5,299.7 million in 1998, compared to $4,665.1 million in 1997 and $3,441.7 million in 1996. The difference between direct and net premiums written is partially attributable to premiums written under state-mandated involuntary Commercial Auto Insurance Procedures (CAIP), for which the Company retains no indemnity risk, of $60.7 million in 1998, $78.4 million in 1997 and $99.5 million in 1996. The Company provided policy and claim processing services to 27 state CAIPs in all three years. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 18% in 1998, compared to 31% in 1997 and 17% in 1996.

Net premiums written in the Company's Personal Lines, which write insurance for private passenger automobiles and recreational vehicles, grew 15%, 36% and 20% in 1998, 1997 and 1996, respectively, primarily reflecting an increase in unit sales. The slower growth in 1998 is a result of intensified competition in the auto insurance market. Many of the Company's competitors reduced rates, increased advertising, entered new states, expanded their distribution channels, entered the nonstandard auto insurance market and increased agents' compensation. The Company expects continued growth in 1999 despite increased competition. The Company decreased rates an average of 5.3% in 1998, compared to rate decreases of .9% in 1997 and rate increases of 2.5% in 1996. The Company continues to write through multiple distribution methods, including Independent Agents, Direct (via 1 800 AUTO PRO(R) and progressive.com) and through Strategic Alliances. In 1998, the Direct distribution channel represented between 10% and 15% of the Personal Lines volume, compared to between 5% and 10% in 1997 and less than 5% in 1996. The sales generated via the Internet represented approximately 2% of the Direct business net premiums written in 1998. The Company also writes through its Strategic Alliances channel, which includes alliances with other insurance companies, employers, affinity groups and national brokerage agencies. The Strategic Alliances channel represented between 5% and 10% of the Personal Lines premiums in all three years. The remainder of the Personal Lines premiums are written through a network of over 30,000 Independent Insurance Agents. Through these multiple distribution channels, the Company continues to write standard and preferred risks, which represented between 30% and 35% of total 1998 Personal Lines volume, compared to between 20% and 25% in 1997 and between 10% and 15% in 1996, as well as its traditional nonstandard auto products.

In 1997, the Company began using rating criteria based partially on consumer financial responsibility. This approach is in use in 43 states that represent 91% of the Personal Lines volume. The Company expects product design and pricing methods to evolve constantly, based on the developing understanding of loss data, work flows, market conditions and technology, as well as consumer acceptance of the Progressive brand as an insurer for all drivers. The Company introduced the next generation of product design in mid-1998 and expects to have it in markets representing 80% of premium by April 1999. Early results suggest that the Company is attracting drivers from all risk profiles and retaining them longer. The Company believes that growing the numbers of policyholders, particularly standard and preferred risks with their higher retention rates, builds intrinsic value because renewals are more profitable than first year business. The drive to add customers faster resulted in more spending to promote the Progressive brand and to hire and develop more claim adjusters and customer service representatives, and the Company expects this to continue at least in the near term. These costs, along with lower margins on first year business, are expected to bring profit margins more in line with the Company's objective of achieving a 4% underwriting profit margin over the entire retention period of a policyholder. In 1998, Personal Lines generated an underwriting profit margin of 8%, compared to 6% in 1997 and 8% in 1996.

The Company's other lines of business include writing insurance for small fleets of commercial vehicles, collateral protection and loan tracking for auto lenders and financial institutions, directors' and officers' liability and fidelity coverage for American Bankers Association member community banks and independent credit unions, and providing related claim, underwriting and system services. Revenues in these businesses were $405 million in 1998, compared to

$402 million in 1997 and $330 million in 1996. Pretax operating profit was $62 million in 1998, compared to $37 million in 1997 and $46 million in 1996. Most of these businesses are in markets that are declining in size.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claim costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are established. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 68% in 1998, compared to 71% in 1997 and 70% in 1996. In recent years, the industry has had favorable loss experience driven by continuing trends with respect to safer cars and roads, the impaired driving crackdown, better law enforcement and insurers operating more efficiently.

The Company writes directors and officers and other professional liability coverage for community banks and credit unions and, therefore, could potentially be exposed to liability for errors made by these institutions relating to the year 2000 conversion. To minimize its risk, from October 1997 through May 1998, the Company included year 2000 exclusions in all new and renewal policies for commercial banks which have multi-year terms that extend beyond December 31, 1999. This placed the Company at a competitive disadvantage since few of its competitors included similar exclusions. The Company has obtained additional reinsurance to limit its potential exposure to about 7% of the average policy limits in the event any of the insured directors or officers are held liable for year 2000 noncompliance by their financial institutions. In light of this additional reinsurance contract, which reduced the Company's net exposure by 68% and covers all of the Company's in-force directors and officers insurance business, in June 1998, the Company stopped including year 2000 exclusions in its multi-year policies. Additionally, the Company has begun to selectively remove previously issued year 2000 exclusions. As a regulated industry, financial institutions are under pressure from government regulatory agencies and other interested parties to ensure they achieve readiness for the year 2000. The Company is monitoring its customers' compliance efforts and believes that substantially all such customers are pursuing plans to achieve year 2000 compliance. It is currently unknown whether these financial institutions will be able to completely avoid errors relating to year 2000 compliance and the Company is unable to predict to what extent such financial institutions will incur losses as a result of noncompliance and whether their directors and officers will be subject to individual liability for such noncompliance. In the event of a claim, applicable factual and coverage issues would have to be resolved. Based on information currently available and management's best estimate, the Company does not believe that any losses resulting from this exposure will have a material impact on the Company's liquidity, financial condition, cash flows or results of operations.

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

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 23% in 1998 and 1997 and 22% in 1996. During 1998, the Company expanded its television advertising campaign on a national level. The Company also introduced its local advertising campaign to 14 more states during 1998, bringing the total number of states in which the Company advertises to 32 plus Washington D.C. (83 markets).

Recurring investment income (interest and dividends) increased 7% to $294.8 million in 1998, compared to $274.9 million in 1997 and $225.8 million in 1996, primarily due to an increase in the size of the investment portfolio. Net realized gains on security sales were $11.4 million in 1998, $98.5 million in 1997 and $7.1 million in 1996. Investment expenses were $7.4 million in 1998, compared to $9.9 million in 1997 and $6.1 million in 1996; in 1997, the Company purchased a new portfolio management system and incurred expenses related to the sale of the commercial mortgage-backed securities.

YEAR 2000 COMPLIANCE The year 2000 problem exists because many computer programs only use the last two digits to refer to a year and could recognize "00" as 1900 instead of 2000. If not corrected, many computer and other microchip supported applications could fail or create erroneous results. The extent of the potential impact is still unknown but could affect the global economy. In response to this issue, the Company has evaluated its applications and operating software (including its claims reporting, financial reporting, policy issuance, policy maintenance and other internal production systems), hardware and software products, and third-party data exchanges and business relationships, and is in the process of evaluating its end user computing activities and facilities implications (including public utility services), and has established a dedicated, tenured project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

The Company began converting its applications software to be year 2000 compliant in July 1995 and, as a result, has been able to avoid redeploying significant resources or deferring other important projects to specifically address the year 2000 issues. During the first quarter 1998, the Company retained independent consultants to determine its state of readiness. Although some additional areas of focus were identified, the consultants noted that the Company was adequately addressing its critical internal systems and issues. As of December 31, 1998, the Company has completed approximately 94% of its efforts to bring its applications software in compliance. Testing of critical applications is being accomplished through the use of a special systems environment known as a "Time Warp Lab," which mimics the Company's production environment. As a final test of year 2000 readiness, after conversion and year 2000 certification, critical applications are run in the Time Warp Lab while systems clocks turn over from 1999 to 2000 and beyond. The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding and testing, is estimated to be $8.0 million, of which $7.1 million had been expensed through December 31, 1998. The Company also replaced some of its systems during 1998. In addition to being year 2000 compliant, these new systems added increased functionality to the Company. The total cost of these systems, which include both internal and external costs, is estimated to be $4.8 million, and the majority of the projects were completed in 1998, with remaining parallel testing scheduled during the first quarter 1999. As of December 31, 1998, $4.7 million had been paid for these systems. All costs are being funded through operating cash flows. In addition, the Company has identified approximately 330 third parties with which data is exchanged. All critical data exchanges are being tested for compliance. Although dependent on business partners' testing schedules, testing of critical data exchanges is expected to be completed by the end of the second quarter 1999.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant are not likely to be incremental costs to the Company. The Company's remediation of its mainframe hardware and operating software is 94% complete and the remediation of its servers and client server operating software is 30% complete. The Company estimates that all mainframe and client server hardware and operating software will be year 2000 compliant by the first half of 1999. In addition, during 1998, the Company secured software which will assist in the discovery of noncompliant desktop hardware and software. It is estimated that the assessment and remediation process will be completed by the first half of 1999.

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

The Company's process teams and business groups are identifying potential year 2000 scenarios. For those scenarios deemed to be both probable and with a potentially significant business impact, the Company is developing contingency plans. The majority of the contingency plans are drafted and were reviewed by the Company's chief financial and technology officers during 1998. Contingency plans may include such items as hardening facilities with back-up generators, prioritizing resources, securing alternative vendors, developing alternative processes, pre-ordering policyholder information, and other measures. The contingency plans were substantially completed for all material relationships during the first quarter 1999 and the Company will continue to review them throughout 1999.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, PRICING COMPETITION AND OTHER INITIATIVES BY COMPETITORS, LEGISLATIVE AND REGULATORY DEVELOPMENTS, WEATHER CONDITIONS (INCLUDING THE SEVERITY AND FREQUENCY OF STORMS, HURRICANES, SNOWFALLS, HAIL AND WINTER CONDITIONS), DRIVING PATTERNS, COURT DECISIONS AND TRENDS IN LITIGATION, INTEREST RATE LEVELS AND OTHER CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS, UNFORESEEN TECHNOLOGICAL ISSUES ASSOCIATED WITH THE YEAR 2000 COMPLIANCE EFFORTS AND THE EXTENT TO WHICH VENDORS, PUBLIC UTILITIES, GOVERNMENTAL ENTITIES AND OTHER THIRD PARTIES THAT INTERFACE WITH THE COMPANY MAY FAIL TO ACHIEVE YEAR 2000 COMPLIANCE, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE INFORMATION IN THIS ANNUAL REPORT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the "Investments" section of Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and pages 56 and 57 of the Company's 1998 Annual Report to Shareholders, which is included as Exhibit 13 to such Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1998 Annual Report, pages 34 through 47 and pages 52 through 59.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A description of all of the directors and the individuals who have been nominated for election as directors at the 1999 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 2 through 6.

A description of the executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

                                            Offices Held and
   Name                  Age       Last Five Years' Business Experience
   ----                  ---       ------------------------------------
Peter B. Lewis           65        President and Chairman of the Board; Chief Executive Officer - Insurance
                                   Operations since January 1999; Chief Executive Officer prior to January 1999;
                                   President, Chairman of the Board and Chief Executive Officer of Progressive
                                   Casualty Insurance Company, the principal subsidiary of the Registrant

Alan R. Bauer            46        Internet Distribution Leader since January 1999; International/Internet Officer from December 1996 to December 1998; Independent Agent Marketing Process Leader
                                   from March 1996 to December 1996; West Division President prior to March 1996

Charles B. Chokel        45        Chief Executive Officer - Investments and Capital Management since January 1999;
                                   Treasurer from December 1994 to December 1998; Chief Financial Officer prior to January 1999

W. Thomas Forrester      50        Chief Financial Officer and Treasurer since January 1999; Ownership Process Leader from March 1996 to December 1998; Central States Division President from January 1995 to March 1996; Diversified Division President in 1994

Moira A. Lardakis        47        Chief Communications Officer since January 1999; Community Manager Support Process Leader from January 1998 to December 1998; General Manager of Ohio Business Unit from March 1996 to December 1997; Ohio Division President prior to March 1996

Daniel R. Lewis          52        Independent Agent Distribution Leader since January 1999; Independent Agent Marketing
                                   Process Leader from December 1996 to December 1998; General Manager of South Florida
                                   Community from November 1994 to December 1996; Treasurer and Central Division President
                                   prior to December 1994

Robert J. McMillan       47        Direct Distribution Leader since January 1999; Consumer Marketing Process Leader from
                                   January 1998 to December 1998; Product Process Leader from March 1996 to December 1997;
                                   Florida Division President prior to March 1996

Brian J. Passell         42        Chief Claim Officer since January 1999; General Manager of Pennsylvania from March 1996 to
                                   December 1998; Division Claim Manager prior to March 1996

Glenn M. Renwick         43        Chief Information Officer since January 1998; Consumer Marketing Process Leader from
                                   March 1996 to December 1997; Director of Consumer Marketing prior to March 1996

David L. Roush           45        Strategic Alliance Distribution Leader

David M. Schneider       61        Chief Legal Officer and Secretary

Tiona M. Thompson        48        Chief Human Resources Officer

Robert T. Williams       42        Chief Pricing/Product Officer since January 1999; Product Process Leader from January 1998 to
                                   December 1998; General Manager of New York Business Unit from March 1996 to December 1997;
                                   New York Division President from December 1994 to March 1996; Manager of Special Lines prior to
                                   March 1997

Section 16(a) Beneficial Ownership Reporting Compliance. A Form 4 reporting the writing of 150 covered call option contracts by Robert J. McMillan during April 1998 was filed 26 days late. The September 29, 1997 purchase of 409 shares in the Executive Deferred Compensation Plan by Daniel R. Lewis was reported in a Form 4 filed in January 1999. The December 18, 1997 purchase of 839 shares in the Executive Deferred Compensation Plan by Moira A. Lardakis was reported in a Form 4 filed in January 1999. The January 1, 1997 distribution of 8,376 shares from the Directors Deferral Plan to Donald B. Shackelford was reported in a Form 4 filed in January 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled "Executive Compensation," pages 10 through 21.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management," pages 7 through 9.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy statement entitled "Election of Directors - Certain Relationships and Related Transactions," pages 5 and 6.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

       (a)(1)  Listing of Financial Statements

               The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                    Report of Independent Accountants

                    Consolidated Statements of Income - For the Years Ended December 31, 1998, 1997 and 1996

                    Consolidated Balance Sheets - December 31, 1998 and 1997

                    Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows - For the Years Ended December 31, 1998, 1997 and 1996

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

           (a)(3)   Listing of Exhibits

                    See exhibit index contained herein at pages 40 through 44. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(C) through (10)(S).

           (b)      Reports on Form 8-K

                    None.

           (c)      Exhibits

                    The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

           (d)      Financial Statement Schedules

                    The response to this portion of Item 14 is located at pages 31 through 39.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE PROGRESSIVE CORPORATION

March 26, 1999                      BY: /s/ Peter B. Lewis
                                        -----------------------------
                                        Peter B. Lewis
                                        Chairman, President and Chief
                                        Executive Officer - Insurance Operations

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Peter B. Lewis         Chairman, President, Chief Executive   March 26, 1999
------------------------   Officer - Insurance Operations and a
Peter B. Lewis             Director


/s/ Charles B. Chokel      Chief Executive Officer - Investments  March 26, 1999
------------------------   and Capital Management
Charles B. Chokel


/s/ W. Thomas Forrester    Treasurer and Chief Financial Officer  March 26, 1999
------------------------
W. Thomas Forrester


/s/ Jeffrey W. Basch       Chief Accounting Officer               March 26, 1999
------------------------
Jeffrey W. Basch


          *                Director                               March 26, 1999
------------------------
Milton N. Allen


          *                Director                               March 26, 1999
------------------------
B. Charles Ames


          *                Director                               March 26, 1999
------------------------
James E. Bennett III


          *                Director                               March 26, 1999
------------------------
Charles A. Davis

        *                      Director                           March 26, 1999
------------------------
Stephen R. Hardis


        *                      Director                           March 26, 1999
------------------------
Janet M. Hill


        *                      Director                           March 26, 1999
------------------------
Norman S. Matthews


        *                      Director                           March 26, 1999
------------------------
Donald B. Shackelford


        *                      Director                           March 26, 1999
------------------------
Paul B. Sigler




* DANE A. SHRALLOW, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By /s/ Dane A. Shrallow                                           March 26, 1999
   ------------------------
    Dane A. Shrallow
    Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(d)

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1998

                          THE PROGRESSIVE CORPORATION

                             MAYFIELD VILLAGE, OHIO

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders,
The Progressive Corporation:

Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 47 of the 1998 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 24 and 25 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                PRICEWATERHOUSECOOPERS LLP





Cleveland, Ohio

January 25, 1999 (March 1, 1999 as to Note 14 of the 1998 Annual Report to Shareholders of The Progressive Corporation)

                       CONSENT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders,
The Progressive Corporation:

We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-8 (File No. 333-51613) filed May 1, 1998, the Registration Statement on Form S-8 (File No. 333-25197) filed April 15, 1997, the Registration Statement on Form S-8 (File No. 33-57121) filed
December 29, 1994, the Registration Statement on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8
(File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on
Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987, of our reports dated January 25, 1999, (March 1, 1999 as to Note 14 of the 1998 Annual Report to Shareholders of The Progressive Corporation) on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which reports are included in this Annual Report on Form 10-K.




                                   PRICEWATERHOUSECOOPERS LLP



Cleveland, Ohio
March 26, 1999

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)

                                                             December 31, 1998
                                             -----------------------------------------------
                                                                             Amount At Which
                                                                                Shown In The
         Type of Investment                          Cost    Market Value      Balance Sheet
                                             -----------------------------------------------
Fixed Maturities:
Available-for-sale:
  United States Government and
    government agencies and
    authorities                                  $  665.4        $  668.9           $  668.9
  States, municipalities and political
    subdivisions                                  1,649.0         1,693.6            1,693.6
  Asset-backed securities                         1,491.4         1,486.9            1,486.9
  Foreign government obligations                     52.9            53.3               53.3
  Corporate and other debt securities               280.1           282.7              282.7
  Redeemable preferred stock                         32.8            33.6               33.6
                                             -----------------------------------------------
Total fixed maturities                            4,171.6         4,219.0            4,219.0
                                             -----------------------------------------------

Equity securities:
  Common stocks                                     512.2           636.9              636.9
  Preferred stocks                                  374.3           376.5              376.5
                                             -----------------------------------------------
Total equity securities                             886.5         1,013.4            1,013.4
                                             -----------------------------------------------
Short-term investments                              441.9           441.9              441.9
                                             -----------------------------------------------
Total investments                                $5,500.0        $5,674.3           $5,674.3
                                             ===============================================


The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1998.

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)


                                                                   Years Ended December 31,
                                                           1998                1997              1996
                                                         --------------------------------------------
Revenues
  Dividends from subsidiaries*                           $151.0              $108.1            $125.0
  Intercompany investment income*                          25.9                35.3              36.5
                                                         --------------------------------------------
                                                          176.9               143.4             161.5
                                                         --------------------------------------------
Expenses
  Interest expense                                         64.5                64.5              61.4
  Other operating costs and expenses                        5.2                 6.2               4.1
                                                         --------------------------------------------
                                                           69.7                70.7              65.5
                                                         --------------------------------------------
Operating income and income before income
  taxes and other items below                             107.2                72.7              96.0
Income tax benefit                                        (16.2)              (12.7)            (10.2)
                                                         --------------------------------------------
Income before equity in undistributed earnings
  of subsidiaries                                         123.4                85.4             106.2
Equity in undistributed net income of
     consolidated subsidiaries*                           333.3               314.6             207.5
                                                         --------------------------------------------
Net income                                               $456.7              $400.0             313.7
                                                         ============================================

*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)

                                                                                           December 31,

                                                                                   1998                   1997
                                                                               --------               --------
ASSETS
     Investment in non-consolidated affiliates                                 $     .4               $     .4
     Investment in subsidiaries*                                                2,882.9                2,437.8
     Receivable from subsidiary*                                                  441.1                  489.4
     Intercompany receivable*                                                       9.9                     --
     Income taxes                                                                  19.7                   28.9
     Other assets                                                                  12.6                    6.7
                                                                               --------               --------
          TOTAL ASSETS                                                         $3,366.6               $2,963.2
                                                                               ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses                                       $ 32.9                 $ 23.5
     Intercompany payable*                                                           --                   27.9
     Debt                                                                         776.6                  775.9
                                                                               --------               --------
          Total liabilities                                                       809.5                  827.3
                                                                               --------               --------
     Shareholders' equity:

               Common Shares, $1.00 par value, authorized 300.0
               shares, issued 83.1, including treasury
                    shares of 10.6 and 10.8                                        72.5                   72.3
               Paid-in capital                                                    448.3                  412.8
               Accumulated other comprehensive income:

                    Net unrealized appreciation of investment
                         in equity securities of consolidated subsidiaries        113.3                  122.3
                    Other                                                          (9.6)                  (6.3)
               Retained earnings                                                1,932.6                1,534.8
                                                                               --------               --------
                    Total shareholders' equity                                  2,557.1                2,135.9
                                                                               --------               --------
                          TOTAL LIABILITIES AND
                          SHAREHOLDERS' EQUITY                                 $3,366.6               $2,963.2
                                                                               ========               ========


*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)


                                                                                            Years Ended December 31,
                                                                                  1998                1997                1996
                                                                                -------             -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $ 456.7             $ 400.0             $ 313.7
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:

          Equity in income of consolidated subsidiaries                          (484.3)             (422.7)             (332.5)
          Changes in:
               Intercompany receivable or payable                                 (37.8)               34.5                19.0
               Accounts payable and accrued expenses                                9.3                 1.4                 1.8
               Income taxes                                                         9.2               (15.9)               13.1
               Other, net                                                          (4.7)               (3.5)                (.9)
                                                                                -------             --------            --------
                    Net cash provided by (used  in) operating                     (51.6)               (6.2)               14.2
                          activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of
     consolidated subsidiaries                                                   (124.1)             (219.3)              (42.2)
Return of capital from consolidated subsidiary                                       --                  --                  .5
Purchase of consolidated subsidiaries                                                --              (100.5)              (26.6)
Dividends received from consolidated subsidiaries                                 151.0               108.1               125.0
                                                                                -------            --------            --------
                    Net cash provided by (used in) investing                       26.9              (211.7)               56.7
                          activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                            11.5                14.1                 6.9
Tax benefits from exercise of stock options                                        25.6                17.6                 5.9
Redemption of Preferred Shares                                                       --                  --               (80.8)
Proceeds from Debt                                                                   --                  --                99.6
Receivable from subsidiary                                                         48.3               206.4               (35.0)
Dividends paid to shareholders                                                    (18.1)              (17.3)              (19.6)
Acquisition of treasury shares                                                    (42.6)               (2.9)              (47.9)
                                                                                -------             -------             -------
                    Net cash provided by (used in) financing
                          activities                                               24.7               217.9               (70.9)
                                                                                -------             -------             -------
Change in cash                                                                       --                  --                  --
Cash, beginning of year                                                              --                  --                  --
                                                                                -------             -------             -------
Cash, end of year                                                               $    --             $    --             $    --
                                                                                =======             =======             =======


See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1998 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $235.9 million in 1998, and $166.9 million, and $120.4 million in 1997 and 1996, respectively. Total interest paid was $63.8 million for 1998 and 1997 and $60.2 million for 1996.

DEBT -- Debt at December 31 consisted of:

                                                         1998           1997
                                                    ------------    --------------
(millions)                                                  Market          Market
                                                     Cost    Value    Cost   Value
                                                    -------------------------------
7.30% Notes due 2006 (issued: $100.0, May 1996)      $ 99.7 $109.5    $ 99.7 $105.3
6.60% Notes due 2004 (issued: $200.0, January 1994)   199.1  199.4     198.9  200.7
7% Notes due 2013 (issued: $150.0, October 1993)      148.4  157.2     148.4  154.4
8 3/4% Notes due 1999 (issued: $30.0, May 1989)        29.9   30.4      29.7   30.9
10% Notes due 2000 (issued: $150.0,  December 1988)   149.8  162.7     149.6  164.6
10 1/8% Subordinated Notes due 2000 (issued:$150.0,   149.7  162.4     149.6  164.6
                               December 1988)

                                                    -------------------------------
                                                     $776.6 $821.6    $775.9 $820.5
                                                    ===============================

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes.

All debt is noncallable with interest payable semiannually.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant has the right to borrow up to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. At December 31, 1998 and 1997, the Registrant had no borrowings under this arrangement.

Aggregate principal payments on debt outstanding at December 31, 1998 are $30.0 for 1999, $300.0 million for 2000, $0 million for 2001, 2002 and 2003, and
$450.0 million thereafter.

On March 1, 1999, the Company issued $300 million of 6 5/8% Senior Notes due March 1, 2029, under a shelf registration statement filed with the Securities and Exchange Commission in 1998. The Company may redeem all or part of the Notes at any time, subject to a "make whole" provision. There are no sinking fund requirements. The Notes were priced at 98.768% to yield 6.721% to maturity. Interest is payable semiannually on March 1 and September 1, beginning September 1, 1999. Net proceeds to the Company of $293.7 million are intended to be used, together with other available funds, to retire certain of the Company's current outstanding debt upon its maturity.

NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------

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

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on equity securities of the subsidiaries. These amounts were:


(millions)                                                1998                     1997                      1996
                                                         ----------------------------------------------------------
Unrealized gains (losses):

Available-for-sale: fixed maturities                     $(7.2)                   $ 29.5                  $ (18.3)
                    equity securities                     (6.9)                     44.8                     53.7
Deferred income taxes                                      5.1                     (26.0)                   (12.5)
                                                         ----------------------------------------------------------
                                                         $(9.0)                   $ 48.3                   $ 22.9
                                                         ==========================================================


OTHER MATTERS -- The information relating to incentive compensation plans is incorporated by reference from Note 9, Employee Benefit Plans, "Incentive Compensation Plans" on pages 44 and 45 of the Registrant's 1998 Annual Report.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)

                          Future
                          policy                    Other
                          benefits,                 policy                             Benefits,   Amortization
             Deferred     losses,                   claims                             claims,     of deferred
             policy       claims and                and                                losses and  policy       Other      Net
             acquisition  loss         Unearned     benefits    Premium  Investment    settlement  acquisition  operating  premiums
Segment      costs(1)     expenses(1)  premiums(1)  payable(1)  revenue  income(1)(2)  expenses    costs(3)     expenses   written
             -----------------------------------------------------------------------------------------------------------------------

Year ended
December 31,
1998:

  Personal
  Lines                                                         $4,580.7               $3,164.4     $610.9      $444.1     $4,922.3
  Other                                                            367.3                  211.9       49.0        51.7        377.4
             -----------------------------------------------------------------------------------------------------------------------
  Total      $299.1       $2,188.6     $2,329.7     $ --        $4,948.0  $294.8       $3,376.3     $659.9      $495.8     $5,299.7
             =======================================================================================================================

Year ended
December 31,
1997:

  Personal
  Lines                                                         $3,832.7               $2,743.3     $556.0      $290.4     $4,288.8
  Other                                                            356.8                  224.2       51.8        45.6        376.3
             -----------------------------------------------------------------------------------------------------------------------
  Total      $259.6       $2,146.6     $1,980.1     $ --        $4,189.5  $274.9       $2,967.5     $607.8      $336.0     $4,665.1
             =======================================================================================================================

Year ended
December 31,
1996:

  Personal
  Lines                                                         $2,916.0               $2,069.2     $439.9      $176.1     $3,149.3
  Other                                                            283.3                  166.9       42.7        32.4        292.4
             -----------------------------------------------------------------------------------------------------------------------
  Total      $200.1       $1,800.6     $1,467.3     $ --        $3,199.3  $225.8       $2,236.1     $482.6      $208.5     $3,441.7
             =======================================================================================================================

(1) The Company does not allocate assets or investment income to operating segments.

(2) Excluding investment expenses of $7.4 million in 1998, $9.9 million in 1997 and $6.1 million in 1996.

(3) Since the Company does not allocate deferred policy acquisition costs to operating segments, amounts were allocated based on premium revenue.

SCHEDULE IV -- REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)


Year Ended                                                                          Assumed                              Percentage
----------                                                    Ceded to                 From                               of Amount
                                               Gross             Other                Other                                 Assumed
December 31, 1998                             Amount         Companies            Companies          Net Amount              to Net
-----------------                      --------------------------------------------------------------------------------------------
Life Insurance in force                     $     --            $   --                 $ --            $     --                  --
                                       ============================================================================================
Premiums earned:
     Property and liability                 $5,100.5            $152.5                 $ --            $4,948.0                  --

                                       ============================================================================================
December 31, 1997
-----------------
Life Insurance in force                     $     --            $   --                 $ --            $     --                 --
                                       ============================================================================================
Premiums earned:
     Property and liability                 $4,382.9            $193.4                 $ --            $4,189.5                  --
                                       ============================================================================================

December 31, 1996
-----------------
Life Insurance in force                     $     .1            $   .1                 $ --            $     --                  --
                                       =============================================================================================
Premiums earned:
     Property and liability                 $3,380.7            $185.2                 $3.8            $3,199.3                  .1%
                                       =============================================================================================

SCHEDULE VI-SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)
                                                                 Paid Losses and
                       Losses and Loss Adjustment Expenses       Loss Adjustment
                               Incurred Related to                  Expenses
                       -----------------------------------       ---------------

                            Current            Prior
Year Ended                   Year              Years
----------             ---------------    ----------------

December 31, 1998             $3,560.5            $(184.2)              $3,298.0
                       ===============    ================       ===============

December 31, 1997             $3,070.8            $(103.3)              $2,715.1
                       ===============    ================       ===============

December 31, 1996             $2,341.9            $(105.8)              $2,017.6
                       ===============    ================       ===============




Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 35, for the additional information required in Schedule VI.

                                 EXHIBIT INDEX



Exhibit No.
Under Reg.        Form 10-K                                                       If Incorporated by Reference, Documents
S-K, Item 601     Exhibit No.   Description of Exhibit                            with Which Exhibit was Previously Filed with SEC

(3)(i)            3(A)          Amended Articles of Incorporation, as             Registration Statement No. 333-51613 (Filed with
                                amended, of The Progressive Corporation           SEC on May 1, 1998; see Exhibit 4(C) therein)


(3)(ii)           3(B)          Code of Regulations of Progressive                Quarterly Report on Form 10-Q (filed with SEC
                                                                                  on May 15, 1997; see Exhibit 3 therein)

(4)               4(A)          Indenture dated as of November 15, 1988           Annual Report on Form 10-K (Filed with SEC
                                between Progressive and State Street Bank         on March 29, 1994; see Exhibit 4(B) therein)
                                and Trust Company (successor in interest to
                                Rhode Island Hospital Trust National Bank),
                                as Trustee ("Subordinated Indenture")
                                (including Table of Contents and
                                cross-reference sheet)

(4)               4(B)          Form of 10 1/8% Subordinated Notes due 2000       Annual Report on Form 10-K (Filed with SEC
                                issued in the aggregate principal amount of       on March 29, 1994; see Exhibit 4(C) therein)
                                $150,000,000 under the Subordinated Indenture


(4)               4(C)          Indenture dated as of November 15, 1988           Annual Report on Form 10-K (Filed with SEC
                                between Progressive and State Street Bank         on March 29, 1994; see Exhibit 4(D) therein)
                                and Trust Company (successor in interest to
                                The First National Bank of Boston), as
                                Trustee ("1988 Senior Indenture") (including
                                Table of Contents and cross-reference sheet)

(4)               4(D)          Form of 10% Notes due 2000 issued in the          Annual Report on Form 10-K (Filed with SEC
                                aggregate principal amount of $150,000,000        on March 29, 1994; see Exhibit 4(E) therein)
                                under the 1988 Senior Indenture

(4)               4(E)          Form of 8 3/4% Notes due 1999 issued in the       Annual Report on Form 10-K (Filed with SEC
                                aggregate principal amount of $30,000,000         on March 28, 1995; see Exhibit 4(F) therein)
                                under the 1988 Senior Indenture


                                 EXHIBIT INDEX


Exhibit No.
Under Reg.       Form 10-K                                                              If Incorporated by Reference, Documents with
S-K, Item 601    Exhibit No.     Description of Exhibit                                 Which Exhibit was Previously Filed with SEC

(4)              4(F)            $10,000,000 Unsecured Line of Credit with National     Annual Report on Form 10-K (Filed with SEC
                                 City Bank (dated May 23, 1990; renewed May 20, 1992;   on March 27, 1998; see Exhibit 4(F) therein)
                                 amended February 1, 1994 and May 1, 1997)

(4)              4(G)            Indenture dated as of September 15, 1993 between       Registration Statement No. 333-48935 (Filed
                                 Progressive and State Street Bank and Trust            with SEC on March 31, 1998; see Exhibit 4.1
                                 Company (successor in interest to The First            therein)
                                 National Bank of Boston), as Trustee ("1993
                                 Senior Indenture") (including Table of Contents
                                 and cross-reference sheet)

(4)              4(H)            Form of 7% Notes due 2013 issued in the                Contained in Exhibit Binder
                                 aggregate principal amount of $150,000,000
                                 under the 1993 Senior Indenture


(4)              4(I)            Form of 6.60% Notes due 2004 issued in the aggregate   Annual Report on Form 10-K (Filed with SEC
                                 principal amount of $200,000,000 under the 1993        on March 29, 1994; see Exhibit 4(L) therein)
                                 Senior Indenture

(4)              4(J)            First Supplemental Indenture dated March 15, 1996      Registration Statement No. 333-0175 (Filed
                                 between Progressive and State Street Bank and Trust    with SEC on March 15, 1996; see Exhibit 4.2
                                 Company, evidencing the designation of State Street    therein)
                                 Bank and Trust Company as successor Trustee under
                                 the 1993 Senior Indenture

(4)              4(K)            Form of 7.30% Notes due 2006, issued in the            Quarterly Report on Form 10-Q (Filed with
                                 aggregate principal amount of $100,000,000 under       SEC on July 31, 1996; see Exhibit 4 therein)
                                 the 1993 Senior Indenture, as amended and
                                 supplemented

(4)              4(L)            Second Supplemental Indenture dated February 26,       Current Report on Form 8-K (Filed with SEC
                                 1999 between Progressive and State Street Bank and     on February 26, 1999; see Exhibit 4.4
                                 Trust Company, as Trustee, supplementing and           therein)
                                 amending the 1993 Senior Indenture

                                 EXHIBIT INDEX


Exhibit No.
Under Reg.     Form 10-K                                                              If Incorporated by Reference, Documents with
S-K, Item 601  Exhibit No.  Description of Exhibit                                    Which Exhibit was Previously Filed with SEC


(4)            4(M)         Form of 6 5/8% Senior Notes due 2029, issued in the       Current Report on Form 8-K (Filed with SEC
                            aggregate principal amount of $300,000,000 under the      on February 26, 1999; see Exhibit 4.5 therein)
                            1993 Senior Indenture, as amended and supplemented

(10)(i)        10(A)        Construction Agreements dated November 3, 1997            Annual Report on Form 10-K (Filed with SEC on
                            between Progressive Casualty Insurance Company            March 27, 1998; see Exhibit 10(A) therein)
                            and HCB Contractors

(10)(i)        10(B)        Construction Agreement dated April 6, 1998                Quarterly Report on Form 10-Q (Filed with SEC
                            between Progressive Casualty Insurance Company            on August 14, 1998; see Exhibit 10 therein)
                            and the Whiting-Turner Construction Company for the
                            Corporate Office Complex in Mayfield Village, Ohio

(10)(iii)      10(C)        The Progressive Corporation 1997 Gainsharing Plan         Annual Report on Form 10-K (Filed with SEC
                                                                                      on March 31, 1997; see Exhibit 10(B) therein)


(10)(iii)      10(D)        The Progressive Corporation 1999 Gainsharing Plan         Contained in Exhibit Binder


(10)(iii)      10(E)        The Progressive Corporation 1997 Executive Bonus Plan     Annual Report on Form 10-K (Filed with SEC
                                                                                      on March 31, 1997; see Exhibit 10(D) therein)


(10)(iii)      10(F)        The Progressive Corporation 1999 Executive Bonus Plan     Contained in Exhibit Binder

(10)(iii)      10(G)        The Progressive Corporation Directors Deferral Plan       Quarterly Report on Form 10-Q (Filed with SEC
                            (Amendment and Restatement), as further amended           on November 13, 1996; see Exhibit 10 therein)
                            on October 25, 1996

(10)(iii)      10(H)        The Progressive Corporation 1989 Incentive Plan           Contained in Exhibit Binder
                            (amended and restated as of April 24, 1992, as
                            further amended on July 1, 1992 and February 5, 1993)


                                 EXHIBIT INDEX


Exhibit No.     Form 10-K
Under Reg.      Exhibit                                                           If Incorporated by Reference, Documents with
S-K, Item 601   No.        Description of Exhibit                                 Which Exhibit was Previously Filed with SEC


(10)(iii)       10(I)      The Progressive Corporation 1998 Directors'            Annual Report on Form 10-K/A-No. 1 (Filed with SEC
                           Stock Option Plan                                      on March 30, 1998; see Exhibit 10(H) therein)

(10)(iii)       10(J)      The Progressive Corporation 1990 Directors'            Annual Report on Form 10-K (Filed with SEC on
                           Stock Option Plan (Amended and Restated                March 27, 1998; see Exhibit 10(I) therein)
                           as of April 24, 1992 and as further amended on
                           July 1, 1992)

(10)(iii)       10(K)      Agreement dated March 11, 1996 with Bruce W. Marlow    Annual Report on Form 10-K (Filed with SEC
                                                                                  on March 15, 1996; see Exhibit 10(H) therein)

(10)(iii)       10(L)      Amending Agreement dated April 1, 1996 between the     Quarterly Report on Form 10-Q (Filed with SEC
                           Company and Bruce W. Marlow relating to certain        on July 31, 1996; see Exhibit 10 therein)
                           outstanding stock options previously granted to
                           Mr. Marlow

(10)(iii)       10(M)      The Progressive Corporation 1995 Incentive Plan        Annual Report on Form 10-K (Filed with SEC on
                                                                                  March 28, 1995; see Exhibit 10(L) therein)

(10)(iii)       10(N)      The Progressive Corporation Executive Deferred         Annual Report on Form 10-K (Filed with SEC
                           Compensation Plan (Amended and Restated as of          on March 27, 1998; see Exhibit 10(M) therein)
                           January 1, 1997), as further amended
                           December 1, 1997

(10)(iii)       10(O)      Third Amendment to The Progressive Corporation         Contained in Exhibit Binder
                           Executive Deferred Compensation Plan dated
                           December 1, 1998

(10)(iii)       10(P)      The Progressive Corporation Executive Deferred         Contained in Exhibit Binder
                           Compensation Trust (December 1, 1998 Amendment
                           and Restatement)


                                 EXHIBIT INDEX

Exhibit No.
Under Reg.      Form 10-K                                                       If Incorporated by Reference, Documents with
S-K, Item 601   Exhibit No.   Description of Exhibit                            Which Exhibit was Previously Filed with SEC

(10)(iii)       10(Q)         Form of Non-Qualified Stock Option Agreement      Quarterly Report on Form 10-Q (Filed with SEC
                              under The Progressive Corporation 1989 Incentive  on May 1, 1996; see Exhibit 10(B) therein)
                              Plan (single award)

(10)(iii)       10(R)         Form of Non-Qualified Stock Option Agreement      Quarterly Report on Form 10-Q (Filed with SEC on
                              under The Progressive Corporation 1989 Incentive  May 1, 1996; see Exhibit 10(C) therein)
                              Plan (multiple awards)

(10)(iii)       10(S)         The Progressive Corporation 1999 Information      Contained in Exhibit Binder
                              Services Incentive Plan

(11)            11            Computation of Earnings Per Share                 Contained in Exhibit Binder

(12)            12            Computation of Ratio of Earnings to               Contained in Exhibit Binder
                              Fixed Charges

(13)            13            The Progressive Corporation 1998 Annual Report    Contained in Exhibit Binder

(21)            21            Subsidiaries of The Progressive Corporation       Contained in Exhibit Binder

(23)            23            Consent of Independent Accountants                Incorporated herein by reference to page 30 of this
                                                                                Annual Report on Form 10-K

(24)            24            Powers of Attorney                                Contained in Exhibit Binder

(27)            27            Financial Data Schedule                           These exhibits are contained in the EDGAR filing
                                                                                of the Annual Report on Form 10-K for the year ended
                                                                                December 31, 1998 only

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.