Form 10-Q
period 1999-03-31
PROGRESSIVE CORP/OH/
filed 1999-05-11
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   March 31, 1999
                               ---------------------------------------------

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

    Common Shares, $1.00 par value: 72,899,802 outstanding at April 30, 1999

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)



 Three months ended March 31,                                              1999         1998           % Change
 ----------------------------                                 ---------------------------------------------------
 (millions - except per share amounts)

 NET PREMIUMS WRITTEN                                                  $1,553.7     $1,345.3               15
                                                              =====================================

 REVENUES
 Premiums earned                                                       $1,322.1     $1,145.7               15
 Investment income                                                         74.7         72.0                4
 Net realized gains on security sales                                       2.0         26.7              (93)
 Service revenues                                                          11.2         10.5                7
                                                              -------------------------------------
     Total revenues                                                     1,410.0      1,254.9               12
                                                              -------------------------------------

 EXPENSES
 Losses and loss adjustment expenses                                      913.9        784.2               17
 Policy acquisition costs                                                 175.0        155.9               12
 Other underwriting expenses                                              141.7        110.9               28
 Investment expenses                                                        2.1          2.5              (16)
 Service expenses                                                          10.0          9.4                6
 Interest expense                                                          16.8         16.1                4
                                                              -------------------------------------
     Total expenses                                                     1,259.5      1,079.0               17
                                                              -------------------------------------

 NET INCOME
 Income before income taxes                                               150.5        175.9              (14)
 Provision for income taxes                                                45.2         55.8              (19)
                                                              -------------------------------------
 Net income                                                              $105.3       $120.1              (12)
                                                              =====================================

 COMPUTATION OF EARNINGS PER SHARE
 Basic:
 Average shares outstanding                                                72.7         72.4               --
                                                              =====================================
         Per share                                                        $1.45        $1.66              (13)
                                                              =====================================
 Diluted:
 Average shares outstanding                                                72.7         72.4               --
 Net effect of dilutive stock options                                       2.0          3.5              (43)
                                                              -------------------------------------
     Total equivalent shares                                               74.7         75.9               (2)
                                                              =====================================
         Per share                                                        $1.41        $1.58              (11)
                                                              =====================================





See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)



                                                                            March 31,              December 31,
                                                                ---------------------------   ------------------
                                                                          1999         1998                 1998
                                                                ----------------------------   ------------------
 (millions)
 ASSETS
 Investments:
      Available-for-sale:
          Fixed maturities, at market (amortized cost:
              $4,646.7, $3,832.7 and $4,171.6)                        $4,665.4     $3,885.7             $4,219.0
          Equity securities, at market
              Preferred stocks (cost: $361.5, $420.3 and
                 $374.3)                                                 365.1        434.6                376.5
              Common stocks (cost: $647.5, $520.7 and
                 $512.2)                                                 814.1        708.5                636.9
      Short-term investments, at amortized cost
          (market: $356.7, $468.1 and $441.9)                            356.7        468.1                441.9
                                                                ----------------------------   ------------------
              Total investments                                        6,201.3      5,496.9              5,674.3
 Cash                                                                     25.3         13.4                 18.6
 Accrued investment income                                                49.7         37.5                 53.1
 Premiums receivable, net of allowance
     for doubtful accounts of $32.5, $31.1 and $34.0                   1,618.0      1,310.3              1,456.2
 Reinsurance recoverables                                                281.8        326.6                281.0
 Prepaid reinsurance premiums                                             78.8         78.9                 77.7
 Deferred acquisition costs                                              332.9        278.1                299.1
 Income taxes                                                            154.1         62.5                192.9
 Property and equipment, net of accumulated
     depreciation of $206.5, $170.1 and $194.1                           404.8        286.3                376.2
 Other assets                                                             29.2         40.2                 34.0
                                                                ----------------------------   ------------------
                   Total assets                                       $9,175.9     $7,930.7             $8,463.1
                                                                ============================   ==================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Unearned premiums                                                     2,562.4      2,178.7              2,329.7
 Loss and loss adjustment expense reserves                             2,192.0      2,148.1              2,188.6
 Policy cancellation reserve                                              21.1         28.7                 29.1
 Accounts payable and accrued expenses                                   644.1        496.7                582.0
 Debt                                                                  1,070.5        776.1                776.6
                                                                ----------------------------   ------------------
              Total liabilities                                        6,490.1      5,628.3              5,906.0
                                                                ----------------------------   ------------------
 Shareholders' equity:
     Common Shares, $1.00 par value (treasury shares of
        10.3, 10.7 and 10.6)                                              72.8         72.4                 72.5
     Paid-in capital                                                     465.5        420.9                448.3
     Accumulated comprehensive income:
        Net unrealized appreciation on investment securities             122.8        165.6                113.3
        Other comprehensive income                                        (9.0)        (6.3)                (9.6)
     Retained earnings                                                 2,033.7      1,649.8              1,932.6
                                                                ----------------------------   ------------------
              Total shareholders' equity                               2,685.8      2,302.4              2,557.1
                                                                ----------------------------   ------------------
                   Total liabilities and shareholders' equity         $9,175.9     $7,930.7             $8,463.1
                                                                ============================   ==================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)



 Three months ended March 31,                                                            1999             1998
 ---------------------------                                                     ------------     ------------
 (millions)
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $105.3           $120.1
     Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation and amortization                                              15.0             12.9
              Net realized gains on security sales                                       (2.0)           (26.7)
          Changes in:
                   Unearned premiums                                                    232.7            198.6
                   Loss and loss adjustment expense reserves                              3.4              1.5
                   Accounts payable and accrued expenses                                 46.2             37.5
                   Policy cancellation reserve                                           (8.0)            (6.0)
                   Prepaid reinsurance premiums                                          (1.1)              .9
                   Reinsurance recoverables                                               (.8)            (9.1)
                   Premiums receivable                                                 (161.8)          (149.5)
                   Deferred acquisition costs                                           (33.8)           (18.5)
                   Income taxes                                                          33.7             30.6
                   Other, net                                                            18.9              1.3
                                                                                 ------------     ------------
                       Net cash provided by operating activities                        247.7            193.6
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases:
          Available-for-sale: fixed maturities                                       (1,969.6)        (1,586.1)
                              equity securities                                        (194.5)          (258.0)
     Sales:
          Available-for-sale: fixed maturities                                        1,417.6          1,469.7
                              equity securities                                          67.6            161.5
     Maturities, paydowns, calls and other:
          Available-for-sale: fixed maturities                                           71.9            119.9
                              equity securities                                           2.4             11.1
     Net (purchases) sales of short-term investments                                     85.2            (58.7)
     (Receivable) payable on securities                                                  15.9            (27.2)
     Purchase of property and equipment                                                 (43.3)           (38.9)
                                                                                 -------------    -------------
                       Net cash used in investing activities                           (546.8)          (206.7)
 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                              6.4              2.8
     Tax benefit from exercise of stock options                                          10.7              5.2
     Proceeds from debt                                                                 293.7               --
     Dividends paid to shareholders                                                      (4.7)            (4.3)
     Acquisition of treasury shares                                                       (.3)             (.5)
                                                                                 -------------    -------------
                       Net cash provided by financing activities                        305.8              3.2
                                                                                 -------------    -------------
 Increase (decrease) in cash                                                              6.7             (9.9)
     Cash, January 1                                                                     18.6             23.3
                                                                                 -------------    -------------
     Cash, March 31                                                                     $25.3            $13.4
                                                                                 =============    =============



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

         NOTE 1 Basis of Presentation -- These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the results expected for the full year.

         NOTE 2 Supplemental Cash Flow Information -- The Company paid income taxes of $0 and $18.2 million for the periods ended March 31, 1999 and 1998, respectively. Total interest paid was $6.6 million for both periods.

          NOTE 3 Debt -- On March 1, 1999, the Company issued $300 million of 6 5/8% Senior Notes due March 1, 2029. Debt at March 31 consisted of:


                                                         1999                              1998
                                           --------------------------------   -----------------------------
                                                                    Market                           Market
                                                 Cost                Value        Cost                Value
                                           -----------          -----------   --------             --------
 6 5/8% Senior Notes                        $   293.7            $   288.8     $     -              $     -

 7.30% Notes                                     99.7                104.3        99.7                106.0

 6.60% Notes                                    199.1                202.3       199.0                200.7

 7% Notes                                       148.5                154.5       148.4                154.2

 8 3/4% Notes                                    30.0                 30.2        29.7                 30.9

 10% Notes                                      149.8                160.1       149.7                164.3

 10 1/8% Subordinated Notes                     149.7                160.4       149.6                164.0
                                           ----------           ----------    --------             --------
                                            $ 1,070.5            $ 1,100.6     $ 776.1              $ 820.1
                                           ==========           ==========    ========             ========

         NOTE 4 Comprehensive Income -- Total comprehensive income was $115.4 million and $163.4 million at March 31, 1999 and 1998, respectively.

         NOTE 5 Dividends -- On March 31, 1999, the Company paid a quarterly dividend of $.065 per Common Share to shareholders of record as of the close of business on March 12, 1999. The dividend was declared by the Board of Directors on February 19, 1999.

On April 23, 1999, the Board of Directors declared a quarterly dividend of $.065 per Common Share, payable June 30, 1999, to shareholders of record as of the close of business on June 11, 1999.

NOTE 6 Segment Information -- The Company's Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The other lines of business include writing insurance for small fleets of commercial vehicles, lenders' collateral protection and directors' and officers' liability, and providing related services. All revenues are generated from external customers.

For the three months ended March 31,
     (millions)

                                                   1999                               1998
                                      -------------------------------    -------------------------------
                                                           Pretax                             Pretax
                                        Revenues        Profit (Loss)      Revenues        Profit (Loss)
                                      -----------       -------------    ------------      -------------

 Personal Lines                        $ 1,227.8           $  82.2           1,056.4            84.6

 Other                                     105.5              10.5              99.8            11.2

 Investments(1)                             76.7              74.6              98.7            96.2

 Interest Expense                              -             (16.8)                -           (16.1)
                                      ----------         ---------        ----------        --------
                                       $ 1,410.0          $  150.5         $ 1,254.9         $ 175.9
                                      ==========         =========        ==========        ========

(1) Revenues represent recurring investment income and net realized gains on security sales; pretax profit is net of investment expenses.

         NOTE 7 Reclassifications -- Certain amounts in the financial statements for prior periods were reclassified to conform with the 1999 presentation.

         NOTE 8 Related Party Transaction -- On April 23, 1999, subsequent to the balance sheet date, the Company sold, in a cash transaction, its corporate aircraft to ACME Acquisition Corporation, a company owned by Peter B. Lewis, the Company's Chairman of the Board, President and Chief Executive Officer - Insurance Operations. The airplane had a net book value of $6.9 million and was sold to Mr. Lewis for $12.1 million, the fair market value of the airplane as determined by an independent appraiser.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.


RESULTS OF OPERATIONS

For the first quarter 1999, operating income, which excludes net realized gains and losses on security sales, was $104.0 million, or $1.39 per share, compared to $102.8 million, or $1.35 per share, last year. The combined ratio was 93.1, compared to 91.7 for the first quarter 1998.

Net premiums written increased 15% over the first quarter 1998, primarily reflecting an increase in unit sales driven by the Company's competitive rates and its effort to increase brand awareness through its advertising campaign. Ninety-three percent of the Company's net premiums written were generated by the Personal Lines business units, which write insurance for private passenger automobiles and recreation vehicles. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agents and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). For the first quarter 1999, total net premiums written through Independent Agents and Strategic Alliance agency relationships increased 8% to $1,245.7 million, compared to $1,154.9 million last year. Direct business includes business written through 1 800 AUTO PRO(R), over the Internet and by the Strategic Alliances business unit on behalf of affinity groups. For the first quarter 1999, net premiums written on a Direct basis increased 108% to $205.5 million, compared to $98.7 million last year. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 15% for the quarter.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, were 69% of premiums earned for the quarter, compared to 68% for the same period last year.

Policy acquisition costs and other underwriting expenses as a percentage of premiums earned were 24% and 23% in the first quarter 1999 and 1998, respectively. Other underwriting expenses include additional advertising expenses.

Recurring investment income (interest and dividends) increased 4% for the quarter, reflecting an increase in the average investment portfolio, partially offset by a decrease in the pretax yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.2% and 6.4% for the quarters ended March 31, 1999 and 1998, respectively. The Company had net realized gains on security sales of $2.0 million for the quarter, compared to $26.7 million in the first quarter of 1998. At March 31, 1999, the Company's portfolio had $188.9 million in total unrealized gains, compared to $174.3 million at December 31, 1998.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-maturity securities ($4,743.1 million, or 76.5%, at March 31, 1999, and $4,131.1 million, or 75.1%, at March 31, 1998).
Long-term investment-grade fixed-maturity securities represented $157.0 million, or 2.5%, and $102.4 million, or 1.9%, of the total investment portfolio at March 31, 1999 and 1998, respectively. Non-investment-grade fixed-maturity securities were $122.0 million, or 2.0%, in 1999, and $120.3 million, or 2.2%, in 1998, and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 3.0 years at March 31, 1999 and 1998.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio and may also be used for trading purposes. Derivative instruments classified as held or issued for other than trading had a net market value of $(.3) million at March 31, 1999, compared to $2.4 million at March 31, 1998. Trading positions had a net market value of $(4.1) million as of March 31, 1999, compared to $.8 million as of March 31, 1998. As of March 31, 1999, the Company had open investment funding commitments of $46.9 million.


FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 1999, operations generated a positive cash flow of $247.7 million.

On March 1, 1999, the Company issued $300 million of 6 5/8% Senior Notes due March 1, 2029, under a shelf registration statement filed with the Securities and Exchange Commission in 1998. The Company may redeem all or part of the Notes at any time, subject to a "make whole" provision. There are no sinking fund requirements. The Notes were priced at 98.768% to yield 6.721% to maturity. Interest is payable semiannually on March 1 and September 1, beginning
September 1, 1999. Net proceeds to the Company of $293.7 million (after discount and underwriting fees) are intended to be used, together with other available funds, to retire certain of the Company's current outstanding debt upon its maturity, including $30 million of 8 3/4% Notes, which are due
June 1, 1999, and $150 million each of 10% Notes and 10 1/8% Subordinated
Notes, both of which are due December 15, 2000.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company is currently constructing a corporate office complex in Mayfield Village, Ohio at an estimated cost of $70.1 million, of which $37.8 million has been paid through March 31, 1999, including $9.1 million paid in the first quarter 1999. The first of three buildings is expected to be completed in May 1999, with the other two buildings to be completed by the end of 1999. The Company completed the construction of its regional call center in Tampa, Florida in February 1999. The total estimated cost of the project is $45.1 million, of which $44.1 million has been paid through March 31, 1999, including $2.8 million paid in the first quarter 1999.

YEAR 2000 COMPLIANCE

The year 2000 problem exists because many computer programs only use the last two digits to refer to a year and could recognize "00" as 1900 instead of 2000. If not corrected, many computer and other microchip supported applications could fail or create erroneous results. The extent of the potential impact is still unknown but could affect the global economy. In response to this issue, the Company has evaluated its applications and operating software (including its claims reporting, financial reporting, policy issuance, policy maintenance and other internal production systems), hardware and software products, and third-party data exchanges and business relationships and is in the process of evaluating its end user computing activities and facilities implications (including public utility services). The Company has established a dedicated, tenured project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

The Company began converting its applications software to be year 2000 compliant in July 1995 and, as a result, has been able to avoid redeploying significant resources or deferring other important projects to specifically address the year 2000 issues. During the first quarter 1998, the Company retained independent consultants to determine its state of readiness. Although some additional areas of focus were identified, the consultants noted that the Company was adequately addressing its critical internal systems and issues. As of March 31, 1999, the Company has completed approximately 99% of its efforts to bring its applications software in compliance. Testing of critical applications is being accomplished through the use of a special systems environment known as a "Time Warp Lab," which mimics the Company's production environment. As a final test of year 2000 readiness, after conversion and year 2000 certification, critical applications are run in the Time Warp Lab while systems clocks turn over from 1999 to 2000 and beyond. The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding and testing, is estimated to be $8.5 million, of which $7.8 million had been expensed through March 31, 1999. The Company also replaced some of its systems during 1998. In addition to being year 2000 compliant, these new systems added increased functionality to the Company. The total cost of these systems, which include both internal and external costs, is estimated to be $5.3 million, and the majority of the projects were completed in 1998, with remaining parallel testing scheduled during the first half of 1999. As of March 31, 1999, $5.1 million had been paid for these systems. All costs are being funded through operating cash flows. In addition, the Company has identified approximately 380 third parties with which data is exchanged. All critical data exchanges are being tested for compliance. Unless delayed by our business partners' testing schedules, all testing of critical data exchanges is expected to be completed by the end of the second quarter 1999.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant are not likely to be incremental costs to the Company. The Company's remediation of its mainframe hardware and operating software is 96% complete and the remediation of its servers and client server operating software is 85% complete. The Company estimates that all mainframe and client server hardware and operating software will be year 2000 compliant by the first half of 1999. In addition, during 1998, the Company secured software which will assist in the discovery of noncompliant desktop hardware and software. It is estimated that the assessment and remediation process will be completed by the first half of 1999.

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

The Company's process teams and business groups are identifying potential year 2000 scenarios. For those scenarios deemed to be both probable and with a potentially significant business impact, the Company is developing contingency plans. The majority of the contingency plans are drafted and were reviewed by the Company's chief financial and technology officers during 1998. Contingency plans include such items as hardening facilities with back-up generators, prioritizing resources, securing alternative vendors, developing alternative processes, pre-ordering policyholder information and other measures. The contingency plans were substantially completed for all material relationships during the first quarter 1999, and are being reviewed in detail in the second quarter 1999. The Company will continue to review these plans throughout 1999.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Derivative financial instruments held or issued for purposes of managing interest rate exposure on the anticipated debt issuance were closed on March 1, 1999 upon the issuance of the $300 million 6 5/8% Senior Notes. The net market value of these instruments at closing was $3.3 million.

No other material changes have occurred in market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2.  Changes in Securities.

         On March 1, 1999, the Company sold $300 million of its 6 5/8% Notes due 2029 (the "Notes") in an underwritten public offering. The Notes rank on a parity with all other current and future unsecured and unsubordinated indebtedness of the Company and prior to the subordinated indebtedness and the Common Shares of the Company, as well as any preferred shares that may be outstanding hereafter.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         At the April 23, 1999 Annual Meeting of Shareholders of the Company, 61,821,673 Common Shares were represented in person or by proxy.

         At the meeting, the shareholders elected the five directors named below. The votes cast for each director were as follows:

           Director            Term Expires       For           Withheld
           --------            ------------       ---           --------
           Charles B. Chokel      2000         61,634,956        186,717

           Milton N. Allen        2002         61,555,049        266,624

           James E. Bennett III   2002         61,288,000        533,673

           Charles A. Davis       2002         61,654,967        166,706

           Paul B. Sigler         2002         61,631,025        190,648


         The following are the directors whose terms continued after the Annual
         Meeting:

         Director                         Term Expires
         --------                         ------------
         Stephen R. Hardis                    2000
         Janet Hill                           2000
         Norman S. Matthews                   2000
         B. Charles Ames                      2001
         Peter B. Lewis                       2001
         Donald B. Shakelford                 2001

         The shareholders approved a proposal to fix the number of directors at twelve. This proposal received 61,282,642 affirmative votes and 128,232 negative votes. There were 410,799 abstentions and no broker non-votes with respect to this proposal.

         The shareholders approved The Progressive Corporation 1999 Executive Bonus Plan. This proposal received 60,456,770 affirmative votes and 829,175 negative votes. There were 535,728 abstentions and no broker non-votes with respect to this proposal.


ITEM 6.  Exhibits and Reports on Form 8-K.

                (a) Exhibits:
                    See exhibit index on page 14.

                (b) Reports on Form 8-K during the quarter ended March 31, 1999:

                    On January 5, 1999, the Registrant filed a Current Report on Form 8-K, dated January 1, 1999, discussing certain changes in the senior management of the Registrant.

                    On February 18, 1999, the Registrant filed a Current Report on Form 8-K containing certain financial information concerning the Registrant and its subsidiaries at December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998.

                    On February 26, 1999, the Registrant filed a Current Report on Form 8-K containing additional exhibits to be filed and incorporated into the Registrant's previously filed Registration Statement on Form S-3 (File No. 333-48935).

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE PROGRESSIVE CORPORATION
                                   ---------------------------
                                   (Registrant)





Date:  May 11, 1999                BY: /s/ W. THOMAS FORRESTER
       ----------------               -------------------------------------
                                      W. Thomas Forrester
                                      Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit No.          Form 1O-Q
Under Reg.           Exhibit
S-K, Item 601        No.            Description of Exhibit
-------------        ---            ----------------------


   (27)              27             Financial Data Schedule for the period ended
                                    March 31, 1999