Form 10-Q
period 1999-06-30
PROGRESSIVE CORP/OH/
filed 1999-08-16
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       June 30, 1999
                               --------------------------
                                       or
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

Common Shares, $1.00 par value: 72,947,994 outstanding at July 31, 1999

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                   Three Months                        Six Months
                                                       ----------------------------------   ---------------------------------
 Periods Ended June 30,                                    1999       1998      % Change       1999       1998      % Change
 ----------------------------------------------------------------------------------------   ---------------------------------
 (millions - except per share amounts)

 NET  PREMIUMS WRITTEN                                 $ 1,608.4   $ 1,349.1        19      $ 3,162.1   $ 2,694.4       17
                                                       =====================                =====================
 REVENUES

 Premiums earned                                       $ 1,404.6   $ 1,227.7        14      $ 2,726.7   $ 2,373.4       15

 Investment income                                          86.0        76.5        12          160.7       148.5       8

 Net realized gains on security sales                       16.7        21.4       (22)          18.7        48.1      (61)

 Service revenues                                           12.2         9.5        28           23.4        20.0       17

 Other income(1)                                             5.2          --        --            5.2          --       --
                                                       ---------------------                ---------------------
     Total revenues                                      1,524.7     1,335.1        14        2,934.7     2,590.0       13
                                                       ---------------------                ---------------------
 EXPENSES

 Losses and loss adjustment expenses                     1,004.7       849.6        18        1,918.6     1,633.8       17

 Policy acquisition costs                                  186.4       161.7        15          361.4       317.6       14

 Other underwriting expenses                               140.3       122.6        14          282.0       233.5       21

 Investment expenses                                         2.5         1.9        32            4.6         4.4        5

 Service expenses                                           10.0         5.6        79           20.0        15.0       33

 Interest expense                                           20.1        15.2        32           36.9        31.3       18
                                                       ---------------------                ---------------------
     Total expenses                                      1,364.0     1,156.6        18        2,623.5     2,235.6       17
                                                       ---------------------                ---------------------
 NET INCOME

 Income before income taxes                                160.7       178.5       (10)         311.2       354.4      (12)

 Provision for income taxes                                 48.6        55.5       (12)          93.8       111.3      (16)
                                                       ---------------------                ---------------------
 Net income                                            $   112.1   $   123.0        (9)     $   217.4   $   243.1      (11)
                                                       =====================                =====================
 COMPUTATION OF EARNINGS PER SHARE

 Basic:

 Average shares outstanding                                 72.9        72.5         1           72.8        72.4        1
                                                       =====================                =====================
           Per share                                   $    1.54   $    1.70        (9)     $    2.99   $    3.36      (11)
                                                       =====================                =====================
 Diluted:

 Average shares outstanding                                 72.9        72.5         1           72.8        72.4        1

 Net effect of dilutive stock options                        1.9         3.7       (49)           1.9         3.6      (47)
                                                       =====================                =====================
     Total equivalent shares                                74.8        76.2        (2)          74.7        76.0       (2)
                                                       =====================                =====================
            Per share                                  $    1.50   $    1.61        (7)     $    2.91   $    3.20       (9)
                                                       =====================                =====================



(1)See Note 7 - Related Party Transaction for discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                        June 30,         December 31,
                                                                 ----------------------  -----------
                                                                     1999        1998        1998
----------------------------------------------------------------------------------------------------
 (millions)

ASSETS
Investments:
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $4,816.9, $3,889.7 and $4,171.6)                    $  4,763.2  $  3,943.9  $  4,219.0
         Equity securities, at market
             Preferred stocks (cost: $393.1, $414.6 and $374.3)       389.6       427.8       376.5
             Common stocks (cost: $882.9, $639.3 and $512.2)        1,074.2       801.5       636.9
    Short-term investments, at amortized cost
           (market: $153.1, $502.2 and $441.9)                        153.1       502.2       441.9
                                                                 ----------------------  ----------
           Total investments                                        6,380.1     5,675.4     5,674.3
Cash                                                                   20.8        21.2        18.6
Accrued investment income                                              54.7        49.9        53.1
Premiums receivable, net of allowance for doubtful accounts of
    $34.7, $31.5 and $34.0                                          1,766.5     1,389.9     1,456.2
Reinsurance recoverables                                              270.4       300.2       281.0
Prepaid reinsurance premiums                                           81.4        80.6        77.7
Deferred acquisition costs                                            355.4       296.4       299.1
Income taxes                                                          203.6       132.4       192.9
Property and equipment, net of accumulated depreciation of
    $216.8, $183.1 and $194.1                                         420.1       315.9       376.2
Other assets                                                           57.3        23.8        34.0
                                                                 ----------------------  ----------
             Total assets                                        $  9,610.3  $  8,285.7  $  8,463.1
                                                                 ======================  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                $  2,768.8  $  2,301.8  $  2,329.7
Loss and loss adjustment expense reserves                           2,242.0     2,170.4     2,188.6
Policy cancellation reserve                                            20.1        30.4        29.1
Accounts payable and accrued expenses                                 775.5       595.9       582.0
Debt                                                                1,040.6       776.2       776.6
                                                                 ----------------------  ----------
         Total liabilities                                          6,847.0     5,874.7     5,906.0
                                                                 ----------------------  ----------
Shareholders' equity:
    Common Shares, $1.00 par value
         (treasury shares of  10.2, 10.6 and 10.6)                     72.9        72.5        72.5
    Paid-in capital                                                   471.2       427.3       448.3
    Accumulated comprehensive income:
       Net unrealized appreciation on investment securities            87.2       149.2       113.3
       Other comprehensive income                                      (9.0)       (6.3)       (9.6)
    Retained earnings                                               2,141.0     1,768.3     1,932.6
                                                                 ----------------------  ----------
         Total shareholders' equity                                 2,763.3     2,411.0     2,557.1
                                                                 ----------------------  ----------
             Total liabilities and shareholders' equity          $  9,610.3  $  8,285.7  $  8,463.1
                                                                 ======================  ==========



See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


 Six Months Ended June 30,                                            1999        1998
-----------------------------------------------------------------------------------------
 (millions)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $    217.4  $    243.1
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                              30.5        27.2
             Net realized gains on security sales                      (18.7)      (48.1)
             Gain on sale of property and equipment                     (5.2)         --
         Changes in:
             Unearned premiums                                         439.1       321.7
             Loss and loss adjustment expense reserves                  53.4        23.8
             Accounts payable and accrued expenses                     128.5        77.3
             Policy cancellation reserve                                (9.0)       (4.3)
             Prepaid reinsurance premiums                               (3.7)        (.8)
             Reinsurance recoverables                                   10.6        17.3
             Premiums receivable                                      (310.3)     (229.1)
             Deferred acquisition costs                                (56.3)      (36.8)
             Income taxes                                                3.9       (30.2)
             Other, net                                                   .2        15.4
                                                                  ----------------------
                  Net cash provided by operating activities            480.4       376.5
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Available-for-sale: fixed maturities                       (4,199.5)   (2,560.0)
                             equity securities                        (591.0)     (498.4)
    Sales:
         Available-for-sale: fixed maturities                        3,354.8     2,290.9
                             equity securities                         231.2       302.7
    Maturities, paydowns, calls and other:
         Available-for-sale: fixed maturities                          169.5       207.3
                             equity securities                           2.4        17.4
    Net (purchases) sales of short-term investments                    296.9       (92.8)
    Payable on securities                                               53.1        32.2
    Purchases of property and equipment                                (78.8)      (83.2)
    Sale of property and equipment                                      12.1          --
    Purchase of subsidiary, net of cash acquired                        (5.7)         --
                                                                  ----------------------
                  Net cash used in investing activities               (755.0)     (383.9)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                              8.7         4.5
    Tax benefits from exercise of stock options                         14.1        10.0
    Proceeds from debt                                                 293.7          --
    Payments on debt                                                   (30.0)         --
    Dividends paid to shareholders                                      (9.4)       (8.7)
    Acquisition of treasury shares                                       (.3)        (.5)
                                                                  ----------------------
         Net cash provided by financing activities                     276.8         5.3
                                                                  ----------------------
    Increase (decrease) in cash                                          2.2        (2.1)
    Cash, January 1                                                     18.6        23.3
                                                                  ----------------------
    Cash, June 30                                                 $     20.8  $     21.2
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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the results expected for the full year.

         NOTE 2 Supplemental Cash Flow Information -- The Company paid income taxes of $75.9 million and $128.2 million for the six months ended June 30, 1999 and 1998, respectively. Total interest paid was $31.9 million for both the six months ended June 30, 1999 and 1998.

          NOTE 3 Debt -- On March 1, 1999, the Company issued $300 million of 6 5/8% Senior Notes due March 1, 2029. Debt at June 30 consisted of:


                                              1999                              1998
                                  ---------------------------          -----------------------
                                                       Market                           Market
                                    Cost               Value            Cost            Value
                                  --------           --------          ------           ------
 6 5/8% Senior Notes              $  293.7           $  272.4          $   --           $   --
 7.30% Notes                          99.7              100.8            99.7            106.6
 6.60% Notes                         199.1              198.5           199.0            204.4
 7% Notes                            148.5              146.3           148.4            157.6
 8 3/4% Notes                           --                 --            29.8             30.8
 10% Notes                           149.8              158.2           149.7            163.5
 10 1/8% Subordinated Notes          149.8              158.5           149.6            163.8
                                  --------           --------          ------           ------
                                  $1,040.6           $1,034.7          $776.2           $826.7
                                  ========           ========          ======           ======

         NOTE 4 Comprehensive Income -- Total comprehensive income was $76.5 million and $106.6 million for the quarters ended June 30, 1999 and 1998, respectively, and $191.9 million and $270.0 million for the six months ended June 30, 1999 and 1998, respectively.

         NOTE 5 Dividends -- On June 30, 1999, the Company paid a quarterly dividend of $.065 per Common Share to shareholders of record as of the close of business on June 11, 1999. The dividend was declared by the Board of Directors on April 23, 1999.

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

Periods ended June 30,
     (millions)


                                    Three Months                                      Six Months
                   ---------------------------------------------    ---------------------------------------------
                            1999                   1998                    1999                      1998
                   ---------------------   --------------------     ---------------------    --------------------
                                  Pretax                 Pretax                    Pretax                  Pretax
                                  Profit                 Profit                    Profit                  Profit
                    Revenues      (Loss)   Revenues      (Loss)     Revenues       (Loss)    Revenues      (Loss)
                   ----------    -------   --------     -------     --------       ------    --------      ------

 Personal Lines     $1,315.2     $  64.5   $1,137.5     $ 84.6      $2,543.0       $146.7    $2,193.9      $169.2
 Other                 106.8        16.1       99.7       13.1         212.3         26.6       199.5        24.3
 Investments(1)        102.7       100.2       97.9       96.0         179.4        174.8       196.6       192.2
 Interest Expense         --       (20.1)        --      (15.2)           --        (36.9)         --       (31.3)
                    --------     ------    --------     ------      --------       ------    --------      ------
                    $1,524.7     $ 160.7   $1,335.1     $178.5      $2,934.7       $311.2    $2,590.0      $354.4
                    ========     =======   ========     ======      ========       ======    ========      ======

(1)Revenues represent recurring investment income and net realized gains on security sales; pretax profit is net of investment expenses.

         NOTE 7 Related Party Transaction -- On April 23, 1999, the Company sold its corporate aircraft to a company independently owned by Peter B. Lewis, the Company's Chairman of the Board, President and Chief Executive Officer - Insurance Operations. The airplane had a net book value of $6.9 million and was sold to Mr. Lewis for $12.1 million, the fair market value of the airplane as determined by an independent appraiser.

ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


RESULTS OF OPERATIONS

For the second quarter 1999, operating income, which excludes net realized gains on security sales and nonrecurring items, was $98.5 million, or $1.32 per share, compared to $109.1 million, or $1.43 per share, last year. Nonrecurring items include a $5.2 million, or $.05 per share, gain from the sale of the corporate aircraft and a $1.2 million, or $.01 per share, reserve for the wind-down of the Company's Canadian operations; the amount of Canadian net premiums written are less than 1% of the Company's consolidated net premiums written. The combined ratio was 94.8, compared to 92.4 for the second quarter 1998. For the six months ended June 30, 1999, operating income was $202.5 million, or $2.71 per share, compared to $211.8 million, or $2.79 per share, in 1998. The year-to-date combined ratio was 94.0, compared to 92.1 last year.

Net premiums written increased 19% over the second quarter 1998 and 17% over the first six months of 1998, primarily reflecting an increase in unit sales driven by the Company's competitive rates and its effort to increase brand awareness through its advertising campaign. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 14% for the quarter and 15% for the first six months of 1999.

The Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and generate 93% of the Company's net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agents and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Total net premiums written through Independent Agents and Strategic Alliance agency relationships increased 13% to $1,275.6 million for the second quarter 1999, compared to $1,128.5 million for the same period last year, and increased 10% to $2,521.3 million for the six months ended June 30, 1999, compared to $2,283.4 million for the same period last year. Direct business includes business written through 1 800 AUTO PRO(R), the Internet and the Strategic Alliances business unit on behalf of affinity groups. Net premiums written on a Direct basis increased 82% to $221.1 million for the second quarter 1999, compared to $121.4 million for the same period last year, and increased 94% to $426.6 million for the six months ended June 30, 1999, compared to $220.1 million for the same period last year.

The Company continues to execute its strategy to achieve a 4% underwriting profit over the entire retention period of a policyholder, which has implications on both the Company's growth and profitability. The Company also continues to pursue multichannel distribution, allowing our customers to purchase our products from Independent Agents, via the Internet or by calling us directly at 1 800 AUTO PRO(R). The cost of acquiring business through each channel differs. In periods of rapid growth the Company's earnings may be lower as a result of higher up-front costs, particularly on its Direct business, and higher loss costs traditionally associated with new business. Conversely, in periods of slower growth, the Company would expect higher earnings due to a higher percentage of renewal business, which historically has been more profitable. As Direct becomes a greater percent of the Company's overall business (or more precisely, as the ratio of new direct business to renewal direct business remains high and the ratio of direct business to total business increases), the impact on earnings (reduced earnings in a period of growth, increased earnings in a period of reduced growth) will continue. The magnitude of the impact is a function of the pace of the change. For both agent and direct business, the lifetime profitability of the business is dependent on renewal persistency outcomes. The Company expects continued growth in its Personal Lines business over the next several quarters, with the Direct business continuing to become a larger percentage of the Company's overall business.

The Company is developing plans to reduce the volume of nonstandard auto premiums written by the Midland Financial Group, which was acquired in 1997. The amount of Midland's net premiums written are less than 1% of the Company's consolidated net premiums written.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, were 72% of premiums earned for the quarter, compared to 69% the same period last year. Year-to-date claim costs were 70%, compared to 69% last year. The increase in claim costs was primarily driven by increases in loss cost trends and the effects of the Company taking rate decreases over the last year.

Policy acquisition costs and other underwriting expenses were 23% of premiums earned for the second quarter 1999 and 1998, and 24% for the first six months of 1999, compared to 23% in 1998. Other underwriting expenses include additional advertising expenses.

Recurring investment income (interest and dividends) increased 12% for the quarter and 8% for the first six months, reflecting an increase in the average investment portfolio partially offset by a decrease in the pretax yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.4% and 6.3% for the quarter and first six months ended June 30, 1999, respectively, compared to 6.6% and 6.5% for the second quarter and first six months of 1998. The Company had net realized gains on security sales of $16.7 million and $18.7 million for the second quarter and first six months of 1999, respectively, compared to $21.4 million and $48.1 million in 1998. On June 30, 1999, the Company's portfolio had $134.1 million in total unrealized gains, compared to $174.3 million at December 31, 1998; the decrease was driven by rising interest rates and the overall decline in the equity market. During the six months ended June 30, 1999, the yield on the 5-year Treasuries rose 111 basis points over which time the total return was (2.41)%. During the same period, the Company's fixed-income portfolio had a total return of .92%.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-maturity securities ($4,302.1 million, or 67.5%, at June 30, 1999, and $4,120.8 million, or 72.6%, at June 30, 1998).
Long-term investment-grade fixed-maturity securities represented $409.2 million, or 6.4%, and $138.8 million, or 2.5%, of the total investment portfolio at June 30, 1999 and 1998, respectively. Non-investment-grade fixed-maturity securities were $205.0 million, or 3.2%, in 1999, and $186.5 million, or 3.3%, in 1998, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

A portion of the investment portfolio is invested in marketable equity securities. Common stocks represented $1,074.2 million, or 16.8%, in 1999, compared to $801.5 million, or 14.1%, in 1998. The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. The Company also invests in foreign equities (1.3% in 1999, compared to 2.5% in 1998), partnership investments (1.3% in 1999, compared to 1.4% in 1998) and equity investments in closed-end unit investment trusts (2.8% in 1999, compared to .4% in 1998). Preferred stocks represented $389.6 million, or 6.1% of the portfolio in 1999, compared to $427.8 million, or 7.5%, in 1998.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio and may be used for trading purposes. Derivative instruments classified as held or issued for other than trading had a net market value of $(2.9) million at June 30, 1999, compared to $(1.6) million at June 30, 1998. Trading positions had a net market value of $0 million at June 30, 1999, compared to $(.2) million at June 30, 1998. As of June 30, 1999, the Company had open investment funding commitments of $39.3 million.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 1999, operations generated a positive cash flow of $480.4 million.

In April 1999, the Company purchased a 53.3% interest in Frontier Adjusters of America, Inc. for $6.8 million. Frontier licenses and franchises independent claims adjusters throughout the United States and Canada, with 650 advertised locations. Frontier also owns and operates independent insurance adjusting businesses in 2 states.

On March 1, 1999, the Company issued $300 million of 6 5/8% Senior Notes due March 1, 2029, under a shelf registration statement filed with the Securities and Exchange Commission in 1998. The Company may redeem all or part of the Notes at any time, subject to a "make whole" provision. There are no sinking fund requirements. The Notes were priced at 98.768% to yield 6.721% to maturity. Interest is payable semiannually on March 1 and September 1, beginning
September 1, 1999. Net proceeds to the Company of $293.7 million (after discount and underwriting fees) are intended to be used, together with other available funds, to retire certain of the Company's current outstanding debt upon its maturity, including $30 million of 8 3/4% Notes, which were due and paid on June 1, 1999, and $150 million each of 10% Notes and 10 1/8% Subordinated Notes, both of which are due December 15, 2000.

The Company is currently constructing a corporate office complex in Mayfield Village, Ohio at an estimated cost of $69.7 million, of which $42.2 million has been paid through June 30, 1999, including $4.4 million paid in the second quarter 1999. The first of three buildings was completed in May 1999, with the other two buildings to be completed by the end of 1999. The Company completed the construction of its regional call center in Tampa, Florida in February 1999. The final cost of the project was $45.5 million, of which $1.4 million was paid in the second quarter 1999.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

YEAR 2000 COMPLIANCE

The year 2000 problem exists because many computer programs only use the last two digits to refer to a year and could recognize "00" as 1900 instead of 2000. If not corrected, many computer and other microchip supported applications could fail or create erroneous results. The extent of the potential impact is still unknown but could affect the global economy. In response to this issue, the Company has evaluated its applications and operating software (including its claims reporting, financial reporting, policy issuance, policy maintenance and other internal production systems), hardware and software products, and third-party data exchanges and business relationships and continues to evaluate its end user computing activities and facilities implications (including public utility services). The Company has established a dedicated, tenured project team responsible for overseeing progress on the Company's compliance program and periodically reporting to management.

The Company began converting its applications software to be year 2000 compliant in July 1995 and, as a result, has been able to avoid redeploying significant resources or deferring other important projects to specifically address the year 2000 issues. During the first quarter 1998, the Company retained independent consultants to determine its state of readiness. Although some additional areas of focus were identified, the consultants noted that the Company was adequately addressing its critical internal systems and issues. As of June 30, 1999, the Company has substantially completed its efforts to bring its applications software in compliance. Testing of critical applications is being accomplished through the use of a special systems environment known as a "Time Warp Lab," which mimics the Company's production environment. As a final test of year 2000 readiness, after conversion and year 2000 certification, critical applications are run in the Time Warp Lab while systems clocks turn over from 1999 to 2000 and beyond. The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding and testing, is estimated to be $9.0 million, of which $8.5 million had been expensed through June 30, 1999. The Company also replaced some of its systems during 1998. In addition to being year 2000 compliant, these new systems added increased functionality to the Company. The majority of the projects were completed in 1998, with remaining parallel testing completed during the first half of 1999. As of June 30, 1999, $5.5 million, which include both internal and external costs, had been paid for these systems. All costs are being funded through operating cash flows. In addition, the Company has identified approximately 380 third parties with which data is exchanged. The majority of scheduled critical data exchanges with our business partners were tested for compliance. However, a few tests still need to be completed due to business partner schedule conflicts.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant are not likely to be incremental costs to the Company. The Company's remediation of its mainframe hardware and operating software is 98% complete and the remediation of its servers and client server operating software is 97% complete. The Company estimates that all mainframe and client server hardware and operating software will be year 2000 compliant by the end of the third quarter 1999. In addition, during 1998, the Company secured software which will assist in the discovery of noncompliant desktop hardware and software. The assessment and remediation process was completed in the first half of 1999, with some minor follow-up to be done in the third quarter.

The Company is currently unable to determine the impact that year 2000 noncompliance may have on its financial condition, cash flows and results of operations. The Company believes that it is taking the necessary measures to address issues that may arise relating to the year 2000 and that its production systems will be compliant. The Company realizes, however, that noncompliance by third parties could impact its business. The possibility exists that a portion of the Company's distribution channel may not be compliant, that communication with agents could be disrupted, that underwriting data, such as motor vehicle reports, could be unobtainable, that the claim settling process could be delayed or that frequency and severity of losses may increase due to external factors. The Company continues to contact its key independent insurance agents, vendors and suppliers (e.g. banks, credit bureaus, motor vehicle departments, rating agencies, etc.) to determine their status of compliance and to assess the impact of noncompliance to the Company. The Company is working closely with all critical business relationships to minimize its exposure to year 2000 issues, including on-site visits to identify their state of readiness.

The Company's process teams and business groups are identifying potential year 2000 scenarios. For those scenarios deemed to be both probable and with a potentially significant business impact, the Company is developing contingency plans. The majority of the contingency plans are drafted and were reviewed by the Company's chief financial and technology officers during 1998. Contingency plans include such items as hardening facilities with back-up generators, prioritizing resources, securing alternative vendors, developing alternative processes, pre-ordering policyholder information and other measures. The contingency plans were substantially completed for all material relationships during the first quarter 1999, and were reviewed in detail in the second quarter 1999. The Company will continue to review these plans throughout 1999.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed-income portfolio is interest rate risk, which is limited by managing duration to a defined range of 1.8 to 5 years. The distribution of maturities and convexity are monitored on a regular basis. The duration of the fixed-income portfolio was 3.2 years at June 30, 1999, compared to 2.8 years at June 30, 1998. Based on a hypothetical 100 basis point rise in market rates, exposure to risk in terms of a change in market value is $165 million, or 3.5% of the fixed-income portfolio, at June 30, 1999, compared to $136 million, or 3.2% of the fixed-income portfolio, at December 31, 1998.

Derivative financial instruments held or issued for purposes of managing interest rate exposure on the anticipated debt issuance were closed on March 1, 1999, upon the issuance of the $300 million 6 5/8% Senior Notes. The net market value of these instruments at closing was $3.3 million.

No other material changes have occurred in market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               See exhibit index on page 15.

          (b)  Reports on Form 8-K during the quarter ended June 30, 1999: None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE PROGRESSIVE CORPORATION
                                        (Registrant)






Date August 16, 1999                BY: /s/ David M. Schneider
    ----------------                    -------------------------------------
                                        David M. Schneider
                                        Secretary






Date August 16, 1999                BY: /s/ W. Thomas Forrester
    ----------------                    -------------------------------------
                                        W. Thomas Forrester
                                        Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


    Exhibit No.          Form 10-Q
    Under Reg.            Exhibit
   S-K. Item 601            No.              Description of Exhibit
   -------------         ---------           ----------------------


       (27)                 27               Financial Data Schedule for the six
                                             months ended June 30, 1999