Form 10-Q
period 1999-09-30
PROGRESSIVE CORP/OH/
filed 1999-11-15
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 1O-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             September 30, 1999
                               ------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File Number 1-9518
                       ------


                           THE PROGRESSIVE CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Ohio                                   34-0963169
      --------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


     6300 Wilson Mills Road, Mayfield Village, Ohio               44143
     ---------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)


                                 (440) 461-5000
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


Common Shares, $1.00 par value: 73,112,244 outstanding at October 29, 1999

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. Financial Statements.


The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                 Three Months                               Nine Months
                                                   -----------------------------------------   ------------------------------------
Periods Ended September 30,                                 1999         1998   % Change             1999        1998   % Change
--------------------------------------------------------------------------------------------   ------------------------------------
(millions - except per share amounts)

NET PREMIUMS WRITTEN                                    $1,581.0     $1,359.3      16            $4,743.1    $4,053.7      17
                                                   ==========================                  ======================
REVENUES
Premiums earned                                         $1,459.2     $1,281.7      14            $4,185.9    $3,655.1      15
Investment income                                           88.5         71.3      24               249.2       219.8      13
Net realized gains on security sales                        22.2          1.1      NM                40.9        49.2     (17)
Service revenues                                            15.3          9.2      66                38.7        29.2      33
Other income(1)                                               --           --      --                 5.2          --      --
                                                   --------------------------                  ----------------------
    Total revenues                                       1,585.2      1,363.3      16             4,519.9     3,953.3      14
                                                   --------------------------                  ----------------------
EXPENSES
Losses and loss adjustment expenses                      1,110.0        847.4      31             3,028.6     2,481.2      22
Policy acquisition costs                                   190.3        171.0      11               551.7       488.6      13
Other underwriting expenses                                144.6        122.4      18               426.6       355.9      20
Investment expenses                                          2.5          2.0      25                 7.1         6.4      11
Service expenses                                            13.9          8.2      70                33.9        23.2      46
Interest expense                                            19.7         14.7      34                56.6        46.0      23
                                                   --------------------------                  ----------------------
    Total expenses                                       1,481.0      1,165.7      27             4,104.5     3,401.3      21
                                                   --------------------------                  ----------------------
NET INCOME
Income before income taxes                                 104.2        197.6     (47)              415.4       552.0     (25)
Provision for income taxes                                  30.2         62.5     (52)              124.0       173.8     (29)
                                                   --------------------------                  ----------------------
Net income                                                 $74.0       $135.1     (45)             $291.4      $378.2     (23)
                                                   ==========================                  ======================
COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding                                  73.0         72.5       1                72.9        72.5      1
                                                   ==========================                  ======================
          Per share                                        $1.01        $1.86     (46)              $4.00       $5.22     (23)
                                                   ==========================                  ======================
Diluted:
Average shares outstanding                                  73.0         72.5       1                72.9        72.5      1
Net effect of dilutive stock options                         1.6          2.2     (27)                1.8         2.3     (22)
                                                   ==========================                  ======================
    Total equivalent shares                                 74.6         74.7      --                74.7        74.8      --
                                                   ==========================                  ======================
          Per share                                         $.99        $1.81     (45)              $3.90       $5.06     (23)
                                                   ==========================                  ======================


(1) See Note 7 - Related Party Transaction for discussion.
See notes to consolidated financial statements.
NM = Not Meaningful

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)


                                                                                     September 30,                     December 31,
                                                                             -----------------------------         ----------------
                                                                                         1999         1998                     1998
-----------------------------------------------------------------------------------------------------------------------------------
(millions)

ASSETS
Investments:
    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $4,876.1, $4,165.3 and $4,171.6)                                        $4,802.4     $4,252.1                 $4,219.0
         Equity securities, at market
             Preferred stocks (cost: $351.6, $439.9 and $374.3)                         353.4        432.3                    376.5
             Common stocks (cost: $987.3, $607.1 and $512.2)                          1,070.6        605.9                    636.9
    Short-term investments, at amortized cost
         (market: $125.0, $273.5 and $441.9)                                            125.0        273.5                    441.9
                                                                             -----------------------------         ----------------
         Total investments                                                            6,351.4      5,563.8                  5,674.3
Cash                                                                                      8.6         32.1                     18.6
Accrued investment income                                                                50.1         49.7                     53.1
Premiums receivable, net of allowance for doubtful accounts of
    $39.7, $32.5 and $34.0                                                            1,854.1      1,456.3                  1,456.2
Reinsurance recoverables                                                                264.0        287.3                    281.0
Prepaid reinsurance premiums                                                             86.6         78.4                     77.7
Deferred acquisition costs                                                              365.6        301.4                    299.1
Income taxes                                                                            250.8        178.9                    192.9
Property and equipment, net of accumulated depreciation of
    $234.9, $180.9 and $194.1                                                           439.7        355.3                    376.2
Other assets                                                                             73.3         32.9                     34.0
                                                                             -----------------------------         ----------------
             Total assets                                                            $9,744.2     $8,336.1                 $8,463.1
                                                                             =============================         ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Unearned premiums                                                                    $2,895.7     $2,377.3                 $2,329.7
Loss and loss adjustment expense reserves                                             2,323.6      2,173.8                  2,188.6
Policy cancellation reserve                                                              19.7         29.7                     29.1
Accounts payable and accrued expenses                                                   701.7        567.2                    582.0
Debt                                                                                  1,040.8        776.4                    776.6
                                                                             -----------------------------         ----------------
         Total liabilities                                                            6,981.5      5,924.4                  5,906.0
                                                                             -----------------------------         ----------------
Shareholders' equity:
    Common Shares, $1.00 par value
         (treasury shares of 10.0, 10.7 and 10.6)                                        73.1         72.4                     72.5
    Paid-in capital                                                                     480.0        437.0                    448.3
    Accumulated comprehensive income:
       Net unrealized appreciation on investment securities                               7.5         50.5                    113.3
       Other comprehensive income                                                        (9.0)        (9.0)                    (9.6)
    Retained earnings                                                                 2,211.1      1,860.8                  1,932.6
                                                                             -----------------------------         ----------------
         Total shareholders' equity                                                   2,762.7      2,411.7                  2,557.1
                                                                             -----------------------------         ----------------
             Total liabilities and shareholders' equity                              $9,744.2     $8,336.1                 $8,463.1
                                                                             =============================         ================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


Nine Months Ended September 30,                                                         1999                 1998
-----------------------------------------------------------------------------------------------------------------
(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $291.4               $378.2
    Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                              49.7                 41.0
             Net realized gains on security sales                                      (40.9)               (49.2)
             Gain on sale of property and equipment                                     (5.2)                  --
         Changes in:
             Unearned premiums                                                         566.0                397.2
             Loss and loss adjustment expense reserves                                 135.0                 27.2
             Accounts payable and accrued expenses                                     154.8                108.9
             Policy cancellation reserve                                                (9.4)                (5.0)
             Prepaid reinsurance premiums                                               (8.9)                 1.4
             Reinsurance recoverables                                                   17.0                 30.2
             Premiums receivable                                                      (397.9)              (295.5)
             Deferred acquisition costs                                                (66.5)               (41.8)
             Income taxes                                                                (.3)               (23.8)
             Other, net                                                                 15.8                 26.2
                                                                        -----------------------------------------
                  Net cash provided by operating activities                            700.6                595.0
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Available-for-sale: fixed maturities                                       (5,502.1)            (3,383.9)
                             equity securities                                        (698.1)              (708.0)
    Sales:
         Available-for-sale: fixed maturities                                        4,468.3              2,713.5
                             equity securities                                         289.8                501.8
    Maturities, paydowns, calls and other:
         Available-for-sale: fixed maturities                                          291.6                332.6
                             equity securities                                          12.7                 26.2
    Net sales of short-term investments                                                325.0                135.9
    Receivable on securities                                                           (68.6)               (38.8)
    Purchases of property and equipment                                               (116.4)              (136.2)
    Sale of property and equipment                                                      12.1                   --
    Purchase of subsidiary, net of cash acquired                                        (5.7)                  --
                                                                        -----------------------------------------
                  Net cash used in investing activities                               (991.4)              (556.9)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                             11.8                  7.8
    Tax benefits from exercise of stock options                                         19.8                 17.9
    Proceeds from debt                                                                 293.7                   --
    Payments on debt                                                                   (30.0)                  --
    Dividends paid to shareholders                                                     (14.2)               (13.4)
    Acquisition of treasury shares                                                       (.3)               (41.6)
                                                                        -----------------------------------------
         Net cash provided by (used in) financing activities                           280.8                (29.3)
                                                                        -----------------------------------------
    Increase (decrease) in cash                                                        (10.0)                 8.8
    Cash, January 1                                                                     18.6                 23.3
                                                                        -----------------------------------------
    Cash, September 30                                                                  $8.6                $32.1
                                                                        =========================================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     NOTE 1 Basis of Presentation -- These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1998.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the results expected for the full year.

     NOTE 2 Supplemental Cash Flow Information -- The Company paid income taxes of $105.7 million and $174.6 million for the nine months ended September 30, 1999 and 1998, respectively. Total interest paid was $48.4 million and $38.5 million for the nine months ended September 30, 1999 and 1998, respectively.

     NOTE 3 Debt -- On March 1, 1999, the Company issued $300 million of 6 5/8% Senior Notes due March 1, 2029. Debt at September 30 consisted of:

                                                  1999                                1998
                                    --------------------------------    --------------------------------
                                                              Market                              Market
                                             Cost              Value              Cost             Value
                                    -------------     --------------    --------------   ---------------
6 5/8% Senior Notes                      $  293.7           $  264.8            $   --            $   --
7.30% Notes                                  99.7              100.1              99.7             110.1
6.60% Notes                                 199.2              196.9             199.0             208.2
7% Notes                                    148.5              144.8             148.4             162.8
8 3/4% Notes                                   --                 --              29.9              30.6
10% Notes                                   149.9              156.5             149.7             165.1
10 1/8% Subordinated Notes                  149.8              156.7             149.7             165.1
                                    -------------     --------------    --------------   ---------------
                                         $1,040.8           $1,019.8            $776.4            $841.9
                                    =============     ==============    ==============   ===============

     NOTE 4 Comprehensive Income -- Total comprehensive income (loss) was ($5.7) million and $33.7 million for the quarters ended September 30, 1999 and 1998, respectively, and $186.2 million and $303.7 million for the nine months ended September 30, 1999 and 1998, respectively.

     NOTE 5 Dividends -- On September 30, 1999, the Company paid a quarterly dividend of $.065 per Common Share to shareholders of record as of the close of business on September 10, 1999. The dividend was declared by the Board of Directors on August 27, 1999.

On October 22, 1999, the Board of Directors declared a quarterly dividend of $.065 per Common Share. The dividend is payable December 31, 1999, to shareholders of record as of the close of business on December 10, 1999.

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

Periods ended September 30,
  (millions)

                                   Three Months                                      Nine Months
                   --------------------------------------------   ------------------------------------------------
                           1999                    1998                     1999                     1998
                   ---------------------  ---------------------   ------------------------  ----------------------
                                Pretax                 Pretax                     Pretax                  Pretax
                                Profit                 Profit                     Profit                  Profit
                    Revenues    (Loss)     Revenues    (Loss)       Revenues      (Loss)     Revenues     (Loss)
                   ---------  ----------  ---------  ----------   -----------  -----------  ----------  ----------
Personal Lines      $1,361.0      $ (3.6)  $1,187.1      $119.5      $3,898.8       $138.0    $3,381.0      $288.7
Other                  113.5        19.3      103.8        22.4         331.0         51.0       303.3        46.7
Investments(1)         110.7       108.2       72.4        70.4         290.1        283.0       269.0       262.6
Interest Expense          --       (19.7)        --       (14.7)           --        (56.6)         --       (46.0)
                   ---------  ----------  ---------  ----------   -----------  -----------  ----------  ----------
                    $1,585.2      $104.2   $1,363.3      $197.6      $4,519.9       $415.4    $3,953.3      $552.0
                   =========  ==========  =========  ==========   ===========  ===========  ==========  ==========

(1) Revenues represent recurring investment income and net realized gains on security sales; pretax profit is net of investment expenses.


     NOTE 7 Related Party Transaction -- On April 23, 1999, the Company sold its corporate aircraft to a company independently owned by Peter B. Lewis, the Company's Chairman of the Board, President and Chief Executive Officer-Insurance Operations. The airplane had a net book value of $6.9 million and was sold to Mr. Lewis for $12.1 million, the fair market value of the airplane as determined by an independent appraiser.

     NOTE 8 Litigation --The Company is named as defendant in various lawsuits generally relating to its insurance operations. All legal actions relating to claims made under insurance policies or in connection with previous reinsurance agreements are considered by the Company in establishing its loss and loss adjustment expense reserves. Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Except as discussed below, the Company believes that the ultimate disposition of these lawsuits in excess of amounts currently reserved will not materially impact the Company's financial position, cash flows or results of operations.

One of the Company's subsidiaries was named as a defendant in a lawsuit claiming fraud and bad faith action arising out of the issuance of a blanket vendor single interest and a loan deficiency balance policy. The suit challenges our ability to cancel the policies and limit losses, and is scheduled to go to a jury trial in November 1999. No amount for damages was specified in the complaint and the Company is unable to estimate the potential exposure. The Company plans to vigorously contest this lawsuit.

The Company is also named as defendant in five class action lawsuits alleging damages as a result of the Company's use of after-market parts and for breach of contract relating to such use. Numerous other insurance companies face similar suits. There is the potential that similar lawsuits could be filed against the Company. The Company plans to vigorously contest these suits and is currently unable to estimate the potential exposure.

ITEM 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.


RESULTS OF OPERATIONS

For the third quarter 1999, operating income, which excludes net realized gains on security sales, was $59.5 million, or $.80 per share, compared to $134.4 million, or $1.80 per share, last year. The combined ratio was 99.0, compared to
89.0 for the third quarter 1998. For the nine months ended September 30, 1999, operating income was $262.0 million, or $3.51 per share, compared to $346.2 million, or $4.63 per share, in 1998. The year-to-date combined ratio was 95.7, compared to 91.0 last year.

Net premiums written increased 16% over the third quarter 1998 and 17% over the first nine months of 1998, primarily reflecting an increase in unit sales driven by the Company's competitive rates and its effort to increase brand awareness through its advertising campaign. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 14% for the quarter and 15% for the first nine months of 1999.

The Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and generate 93% of the Company's net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agents and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Total net premiums written through the Agent channel increased 9% to $1,199.5 million for the third quarter 1999, compared to $1,102.6 million for the same period last year, and increased 10% to $3,720.8 million for the nine months ended September 30, 1999, compared to $3,386.0 million for the same period last year. Direct business includes business written through 1 800 AUTO PRO(R), the Internet and the Strategic Alliances business unit on behalf of affinity groups. Net premiums written on a Direct basis increased 74% to $277.2 million for the third quarter 1999, compared to $159.4 million for the same period last year, and increased 85% to $703.8 million for the nine months ended September 30, 1999, compared to $379.5 million for the same period last year. The sales generated via the Internet represented approximately 8% and 7% of the Direct business net premiums written in the third quarter and first nine months of 1999, respectively.

Four factors contributed to the Company's inability to meet its traditional goals in 1999. The first factor was during the first nine months of 1999, the company reduced loss reserves relating to prior accident years $41 million, compared to $122 million and $36 million for the first nine months of 1998 and 1997, respectively. The second was continued strong growth in the Direct
business in   1999. In periods of rapid growth in the direct business, the
Company's earnings may be lower as a result of higher up-front costs and higher loss costs traditionally associated with new business. In response, the Company decided to return to profit targets based on a calendar year measure rather than over the entire retention period of a policyholder, with the intent to bring the combined ratio back to the historic goal of 96. The Company's profit and growth opportunities change from year to year; however, over every consecutive 5-year period, the Company strives to produce a four percent underwriting profit and to grow at 15 percentage points greater than the rate of inflation. The third factor was that the Company lowered rates during the last 12 months in an attempt to raise its combined ratio to 96 while achieving its growth target. Lastly, during the last two quarters, loss trend accelerated at a pace not anticipated; consequently, loss costs rose faster than expected. As a result of a combination of reduced rates, higher loss trends and the success of writing direct business, the Company believes that meeting both historic growth and profit margin targets will be particularly difficult over the next several quarters. Furthermore, if trend continues to accelerate given that a significant percentage of the Company's policies are annual, the Company may not make an underwriting profit over the next quarter or two.

The Company also continues to pursue multichannel distribution, allowing customers to purchase its products from Independent Agents, via the Internet or by calling the Company directly at 1 800 AUTO PRO(R). The Company plans to balance its efforts among these different channels in order to produce the best outcome for profit and growth on a companywide basis.

The Company is winding down its Canadian operations and reducing the volume of nonstandard auto premiums written by the Midland Financial Group, which was acquired in 1997. Each of these groups contribute less than 1% of the Company's consolidated net premiums written.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, were 76% of premiums earned for the quarter, compared to 66% the same period last year. Year-to-date claim costs were 72%, compared to 68% last year. The increase in claim costs was primarily driven by increases in loss cost trends and the effects of the Company taking rate decreases over the last year. The Company expects adverse changes in severity trends to continue and has begun raising prices.

Policy acquisition costs and other underwriting expenses were 23% of premiums earned for both the third quarter 1999 and 1998, and 23% for both the first nine months of 1999 and 1998.

Recurring investment income (interest and dividends) increased 24% for the quarter and 13% for the first nine months, reflecting an increase in the average investment portfolio and a shift in the portfolio from tax free to taxable securities during the third quarter. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.3% for both the quarter and first nine months ended September 30, 1999, compared to 6.1% and 6.4% for the third quarter and first nine months of 1998, respectively. The Company had net realized gains on security sales of $22.2 million and $40.9 million for the third quarter and first nine months of 1999, respectively, compared to $1.1 million and $49.2 million in 1998. On September 30, 1999, the Company's portfolio had $11.4 million in total unrealized gains, compared to $174.3 million at December 31, 1998; the decrease was driven by rising interest rates and the overall decline in the equity market. During the nine months ended September 30, 1999, the yield on the 5-year Treasuries rose 121 basis points over which time the total return was (1.59)%. During the same period, the Company's fixed-income portfolio had a total return of 2.31%.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-maturity securities ($4,485.8 million, or 70.6%, at September 30, 1999, and $3,987.6 million, or 71.7%, at September 30, 1998). Long-term investment-grade fixed-maturity securities represented $229.3 million, or 3.6%, and $411.9 million, or 7.4%, of the total investment portfolio at September 30, 1999 and 1998, respectively. Non-investment-grade fixed-maturity securities were $212.3 million, or 3.3%, in 1999, and $126.1 million, or 2.2%, in 1998, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

A portion of the investment portfolio is invested in marketable equity securities. Common stocks represented $1,070.6 million, or 16.9%, in 1999, compared to $605.9 million, or 10.9%, in 1998. The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. The Company also invests in foreign equities (1.3% in 1999, compared to 2.0% in 1998), partnership investments (1.4% in 1999, compared to 1.0% in 1998) and equity investments in closed-end unit investment trusts (3.6% in 1999, compared to .4% in 1998). Preferred stocks represented $353.4 million, or 5.6% of the portfolio in 1999, compared to $432.3 million, or 7.8%, in 1998.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio and may be used for trading purposes. Derivative instruments classified as held or issued for other than trading had a net market value of $(2.3) million at September 30, 1999, compared to $(2.7) million at September 30, 1998. Trading positions had a net market value of $.2 million at September 30, 1999, compared to $(.1) million at September 30, 1998. As of September 30, 1999, the Company had open investment funding commitments of $36.0 million.


FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 1999, operations generated a positive cash flow of $700.6 million.

In October 1999, the Company entered into a Contribution Agreement with Netrex LLC (Netrex) pursuant to which the Company contributed United Financial Adjusting Company (UFAC), a wholly-owned subsidiary of the Company, and UFAC's subsidiaries along with the Company's 50.1% interest in Progressive Vehicle Inspection Services, Inc. (PVIS) to Netrex Holdings L.L.C. (Holdings), a newly formed limited liability company. In return for this contribution, the Company received a 51% interest in Holdings. The Company's interest will decrease to 19% when Netrex makes an additional capital contribution to Holdings, which is scheduled to occur no later than October 31, 2000. In addition, the Company has two put agreements, under which the Company has the option to cause Netrex to purchase all of its interest in Holdings. The first put is exercisable in December 2004 or January 2005, or earlier upon the occurrence of certain events, and is for $50 million, plus an amount equal to any additional capital contributions made by Progressive to Netrex up to $7.6 million, to be paid in full on December 31, 2011. The second put is exercisable any time on or prior to December 31, 2001, and is for $15 million, plus the additional capital contributions discussed above; if exercised, this put would be paid on January 2, 2002. UFAC and its subsidiaries and PVIS provide claims services to fleet owners and other insurance companies, vehicle inspection services, as well as software development, and represented less than .5% of the Company's year-to-date consolidated revenues. The transaction closed on November 5, 1999.

In April 1999, UFAC purchased a 58.7% interest in Frontier Adjusters of America, Inc. for $6.8 million. Frontier licenses and franchises independent claims adjusters throughout the United States and Canada, with 650 advertised locations. Frontier also owns and operates independent insurance adjusting businesses in 2 states.

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

The Company is currently constructing a corporate office complex in Mayfield Village, Ohio at an estimated cost of $105.5 million, of which $56.3 million has been paid through September 30, 1999, including $14.1 million paid in the third quarter 1999. The first of four buildings was completed in May 1999, with the second building to be completed by the end of 1999. The third building, parking garage and fourth building are scheduled to be completed in February 2000, October 2000 and February 2001, respectively.

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

The Company began converting its applications software to be year 2000 compliant in July 1995 and, as a result, has been able to avoid redeploying significant resources or deferring other important projects to specifically address the year 2000 issues. During the first quarter 1998, the Company retained independent consultants to determine its state of readiness. Although some additional areas of focus were identified, the consultants noted that the Company was adequately addressing its critical internal systems and issues. As of September 30, 1999, the Company has substantially completed its efforts to bring its applications software in compliance. Testing of critical applications is being accomplished through the use of a special systems environment known as a "Time Warp Lab," which mimics the Company's production environment. As a final test of year 2000 readiness, after conversion and year 2000 certification, critical applications are run in the Time Warp Lab while systems clocks turn over from 1999 to 2000 and beyond. The total cost to modify these existing production systems, which includes both internal and external costs of programming, coding and testing, is estimated to be $9.0 million, of which $8.9 million had been expensed through September 30, 1999. The Company also replaced some of its systems during 1998. In addition to being year 2000 compliant, these new systems added increased functionality to the Company. The majority of the projects were completed in 1998, with remaining parallel testing completed during the first half of 1999. As of September 30, 1999, $5.5 million, which include both internal and external costs, had been paid for these systems. All costs are being funded through operating cash flows. In addition, the Company has identified approximately 380 third parties with which data is exchanged. The majority of scheduled critical data exchanges with our business partners were successfully tested for compliance.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant were not incremental costs to the Company. The Company's remediation of its mainframe hardware and operating software is over 99% complete and the remediation of its servers and client server operating software is 98% complete. The Company estimates that all mainframe and client server hardware and operating software will be year 2000 compliant before the end of the year. In addition, during 1998, the Company secured software which will assist in the discovery of noncompliant desktop hardware and software. The evaluation of software compliance is complete, with all standard software certified as compliant at the current versions. The Company also completed the inventory and remediation of SAS code user libraries; all user SAS code was either remediated by the customers or archived to prevent its usage.

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

The Company's process teams and business groups are identifying potential year 2000 scenarios. For those scenarios deemed to be both probable and with a potentially significant business impact, the Company is developing contingency plans. The majority of the contingency plans are drafted and were reviewed by the Company's chief financial and technology officers during 1998. Contingency plans include such items as hardening facilities with back-up generators, prioritizing resources, securing alternative vendors, developing alternative processes, pre-ordering policyholder information and other measures. The contingency plans were substantially completed for all material relationships during the first quarter 1999, and were reviewed in detail in the third quarter 1999. The Company will continue to review these plans throughout 1999.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, PRICING COMPETITION AND OTHER INITIATIVES BY COMPETITORS, LEGISLATIVE AND REGULATORY DEVELOPMENTS, WEATHER CONDITIONS (INCLUDING THE SEVERITY AND FREQUENCY OF STORMS, HURRICANES, SNOWFALLS, HAIL AND WINTER CONDITIONS), DRIVING PATTERNS, COURT DECISIONS AND TRENDS IN LITIGATION AND HEALTH CARE COSTS, INTEREST RATE LEVELS AND OTHER CONDITIONS IN THE FINANCIAL AND SECURITIES MARKETS, UNFORESEEN TECHNOLOGICAL ISSUES ASSOCIATED WITH THE YEAR 2000 COMPLIANCE EFFORTS AND THE EXTENT TO WHICH VENDORS, PUBLIC UTILITIES, GOVERNMENTAL ENTITIES AND OTHER THIRD PARTIES THAT INTERFACE WITH THE COMPANY MAY FAIL TO ACHIEVE YEAR 2000 COMPLIANCE, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE INFORMATION IN THIS QUARTERLY REPORT.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed-income portfolio is interest rate risk, which is limited by managing duration to a defined range of 1.8 to 5 years. The distribution of maturities and convexity are monitored on a regular basis. The duration of the fixed-income portfolio was 3.0 years at September 30, 1999, compared to 2.9 years at September 30, 1998. Based on a hypothetical 100 basis point rise in market rates, exposure to risk in terms of a change in market value is $155 million, or 3.2% of the fixed-income portfolio, at September 30, 1999, compared to $136 million, or 3.2% of the fixed-income portfolio, at December 31, 1998.

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

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            See exhibit index on page 15.

        (b) Reports on Form 8-K during the quarter ended September 30, 1999:
            None

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



                                      THE PROGRESSIVE CORPORATION
                                      ---------------------------
                                      (Registrant)



Date: November 15, 1999           BY: /s/ W. Thomas Forrester
                                      -------------------------------------
                                      W. Thomas Forrester
                                      Treasurer and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit No.           Form 10-Q
Under Reg.             Exhibit
S-K Item 601             No.            Description of Exhibit
------------          ---------         ----------------------


   (27)                  27             Financial Data Schedule for the
                                        nine months ended September 30, 1999