Form 10-K
period 1999-12-31
PROGRESSIVE CORP/OH/
filed 2000-03-30
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                 DECEMBER 31, 1999
                           -----------------------------------------------
1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to  _______________________

Commission file number      1-9518
                       -----------------------

                           THE PROGRESSIVE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                     34-0963169
--------------------------------                  ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

      6300 Wilson Mills Road, Mayfield Village, Ohio         44143
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

COMMON SHARES, $1.00 PAR VALUE                   NEW YORK STOCK EXCHANGE
---------------------------------------      -----------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2000: $3,945,195,528.75

The number of the registrant's Common Shares, $1.00 par value, outstanding as of February 29, 2000: 72,993,722

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant's Proxy Statement dated March 16, 2000, for the Annual Meeting of Shareholders to be held on April 21, 2000, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries' (collectively, the "Company") 1999 Annual Report to Shareholders (the "Annual Report") contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation's Proxy Statement dated March 16, 2000, for the Annual Meeting of Shareholders to be held on April 21, 2000 (the "Proxy Statement") have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

         (a)      General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 82 subsidiaries and 1 mutual insurance company affiliate. The Progressive Corporation's insurance subsidiaries and affiliate provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. The Company's property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

         (b)      Financial Information About Industry Segments

         Incorporated by reference from Note 11, SEGMENT INFORMATION, on page 46 of the Company's Annual Report.

         (c)      Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products related to motor vehicles. Net premiums written were $6,124.7 million in 1999, compared to $5,299.7 million in 1998 and $4,665.1 million in 1997. The underwriting profit margin was 1.7% in 1999, compared to 8.4% in 1998 and 6.6% in 1997.

PERSONAL LINES

Of the approximately 230 United States insurance company groups writing private passenger auto insurance, the Company estimates that it ranks fourth in size for 1999. For 1999, the estimated industry premiums written, which include personal auto insurance in the United States and Ontario, Canada, were $123.8 billion, and Progressive's share of this market was approximately 4.6%, compared to $120.7 billion and 4.1%, respectively, in 1998, and $117.5 billion and 3.7% in 1997. Except as otherwise noted, all industry data and Progressive's market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. ("A.M. Best") or were estimated using A.M. Best data as the primary source.

The Company's Personal Lines segment writes insurance for private passenger automobiles and recreation vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific market segment. Personal Lines accounted for 93% of the Company's 1999 and 1998 total net premiums written, compared to 92% in 1997. The Company's strategy is to build towards becoming a low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.

Private passenger automobile insurance is comprised of preferred, standard and non-standard automobile risks. Standard and preferred automobile risks accounted for between 45% and 50% of the Company's total Personal Lines premiums in 1999. The Company's goal is to compete successfully in the standard and preferred market, which comprises about 80% of the United States' personal automobile insurance market.

Nonstandard automobile insurance accounts for the remaining private passenger automobile insurance written by the Company. The size of the nonstandard automobile insurance market changes with the insurance environment and is estimated to be about 20% of the United States' personal automobile insurance market. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. Approximately 376 nonstandard insurance companies, many of which are part of an affiliated group, compete for this business. The Company is a leading writer in the nonstandard auto market.

The Company's specialty Personal Lines products include motorcycle, recreation vehicle, mobile home, watercraft and snowmobile insurance. The Company's competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company's analysis of this market, the Company believes that it is one of the largest participants in the specialty personal lines market. In 1998, Progressive became the market share leader in the motorcycle product.

The Company launched a homeowners product in Arizona in March 2000 and plans to expand to a few additional states during the year. Initially, the Company will sell its homeowners insurance through a select number of independent agents. The Company recognizes that many consumers and agents prefer the convenience of placing their home and auto insurance with the same company. The new product line will also include condominium owners' and renters' insurance policies. To minimize the overall exposure, the Company will reinsure this product through a 75% quota share agreement under which the Company has a 25% net retention.

The Personal Lines business is generated either by an Agent or written directly by the Company. The Agent channel includes business written by the Company's network of more than 30,000 Independent Insurance Agents, located throughout the United States, and through Strategic Alliance business relationships. The Independent Insurance Agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain Company-mandated procedures. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The Agents do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Strategic Alliances channel includes alliances with other insurance companies, financial institutions, employers and national brokerage agencies. In 1999, the total net premiums written through Independent Agents and Strategic Alliance agency relationships represented 83% of the Personal Lines volume, compared to 89% in 1998. Direct business includes business written through 1-800-AUTO-PRO(R), the Internet (progressive.com) and the Strategic Alliance business unit on behalf of affinity groups. Net premiums written on the Direct business were 17% and 11% of the Personal Lines volume in 1999 and 1998, respectively.

The Company introduced its local advertising campaign, which includes direct mail, radio and television advertising, to 3 more states in 1999 , bringing the total number of states in which the Company advertises to 35 plus Washington, D.C. (107 markets). The Company expanded its television advertising campaign on a national level in 1998.

Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair facilities vary by community. The Company's matrix organization enables it to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. The Company's 39 State and Community Managers run the business in the markets they serve. They manage claims, distribution, advertising budgets, price levels, agent development, regulation and community relations for their territory. State Managers determine their state(s) organization, and may appoint Community Managers with responsibilities similar to their own for a large part of the state. Processing (such as customer service calls, direct sales calls and claims processing) is performed at ten regional sites in Albany, New York; Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Richmond, Virginia; Sacramento, California; Tampa, Florida; Tempe, Arizona; Tigard, Oregon and Toronto, Ontario.

State Managers report directly to the Company's senior officers and Distribution Leaders, who are the Company's senior policy and decision makers. In 2000, the senior officers include a Chief Executive Officer (CEO), a CEO-Insurance Operations (who also serves as the Company's Chief Information Officer), a CEO-Investments and Capital Management, a Chief Pricing/Product Officer, a Chief Claim Officer, a Chief Financial Officer, a Chief Human Resources Officer and a Chief Communications Officer. The Company also has three Distribution Leaders (Independent Agent, 1-800-AUTO-PRO(R) and progressive.com). The Distribution Leaders are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who discover and select Progressive through different distribution modes.

OTHER BUSINESSES

The Company's other lines of business include the commercial vehicle business unit, United Financial Casualty Company (UFCC), Professional Liability Group
(PLG) and Motor Carrier business unit, which are organized by customer group and headquartered in Cleveland, Ohio. These businesses accounted for 7% of total revenue in 1999. The choice of distribution channel is driven by each customer group's buying preference and service needs. Distribution channels include independent agents, financial institutions, vehicle dealers and company-employed sales forces. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. Most of these businesses operate in markets that are declining in size.

Monoline commercial vehicle insurance covers commercial vehicle risks for primary liability, physical damage and other supplementary insurance coverages. Based on the Company's analysis of this market, the Company competes for this business on a nationwide basis with approximately 150 other companies. The Company estimates itself to be one of the largest monoline commercial auto carriers.

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

PLG's principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program is sponsored by the American Bankers Association. Additionally, the Company provides similar coverages for credit unions and savings and loan institutions. The risk and premium on these coverages are also reinsured by various reinsurance entities. PLG represented less than one-half percent of the Company's total 1999 net premiums written.

The service operations of the other lines of business consist primarily of processing business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary markets. The Motor Carrier business unit processes CAIP in 26 states. As a CAIP servicing carrier, this business unit processes over 50% of the premiums in the CAIP market and assumes no indemnity risk. It competes with 2 other providers nationwide. Prior to November 1999, service operations also provided claim services to fleet owners and other insurance companies.

COMPETITIVE FACTORS

The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claim handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. While the Company relies heavily on technology and extensive data gathering and analysis to segment and price markets according to risk potential, some competitors merely price their coverage at rates set lower than the Company's published rates. By avoiding extensive data gathering and analysis, these competitors incur lower underwriting expenses. The Company has remained competitive by closely managing expenses and achieving operating efficiencies, and by refining its risk measurement and price segmentation skills. In addition, the Company offers prices for a wide spectrum of risks and seeks to offer a wider array of payment plans, limits of liability and deductibles than its competitors. Superior customer service, claim adjusting and strong brand recognition are also important factors in the Company's competitive strategy.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to technical factors, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer solvency. In recent years, legislation and voter initiatives have been introduced which deal with use of non-public consumer information, insurance rate development, rate determination and the ability of insurers to cancel or renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has adversely affected, and may in the future adversely affect, the profitability and growth of the subsidiaries' automobile insurance business in those jurisdictions, and may limit the subsidiaries' ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries' ability to adequately price automobile insurance may occur in the future. The impact of these regulatory changes on the subsidiaries' businesses cannot be predicted.

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

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current NAIC Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The implementation date established by the NAIC is January 1, 2001; however, the effective date will be specified by each insurance company's state of domicile. The Company is currently evaluating the potential effect of the Codification guidance, but does not expect it to have a material impact on the Company's statutory surplus.

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

INVESTMENTS

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that can be profitably written. The Company's portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company's investment portfolio, at market value, was $6,427.7 million at December 31, 1999, compared to $5,674.3 million at December 31, 1998. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains on security sales, before expenses and taxes, was $387.9 million in 1999, compared to $306.2 million in 1998 and $373.4 million in 1997. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, beginning on page 14 herein for additional discussion.

EMPLOYEES

The number of employees, excluding temporary employees, at December 31, 1999, was 18,753.

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

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 1999, 1998 and 1997 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)                                                                       1999                 1998                 1997
                                                              ------------------------------------------------------------------
Balance at January 1                                                         $2,188.6             $2,146.6             $1,800.6
     Less reinsurance recoverables on unpaid losses                             242.8                279.1                267.7
                                                              ------------------------------------------------------------------
Net balance at January 1                                                      1,945.8              1,867.5              1,532.9
                                                              ------------------------------------------------------------------
Net reserves of subsidiary purchased                                               --                   --                 82.2
                                                              ------------------------------------------------------------------
Incurred related to:
         Current year                                                         4,286.2              3,560.5              3,070.8
         Prior years                                                           (29.8)              (184.2)              (103.3)
                                                              ------------------------------------------------------------------
                  Total incurred                                              4,256.4              3,376.3              2,967.5
                                                              ------------------------------------------------------------------

Paid related to:
         Current year                                                         2,919.2              2,376.0              1,971.5
         Prior years                                                          1,082.8                922.0                743.6
                                                              ------------------------------------------------------------------
                  Total paid                                                  4,002.0              3,298.0              2,715.1
                                                              ------------------------------------------------------------------
Net balance at December 31                                                    2,200.2              1,945.8              1,867.5
Plus reinsurance recoverable on unpaid losses                                   216.0                242.8                279.1
                                                              ------------------------------------------------------------------
Balance at December 31                                                       $2,416.2             $2,188.6             $2,146.6
                                                              ==================================================================

The reconciliation above shows $29.8 million of positive development, which emerged during 1999, in the 1999 liability and a positive emergence of $184.2 million shown in the 1998 liability, based on information known as of December 31, 1999 and December 31, 1998, respectively. The Company's reserves have historically developed conservatively. In 1999, the Company experienced an increase in severity trends which led to less favorable development on prior accident years as compared to 1998 and 1997.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED                        1989    1990     1991    1992     1993  1994(3)     1995     1996   1997      1998     1999


LIABILITY FOR UNPAID
LOSSES AND LAE(1)               $748.6  $791.6   $861.5  $956.4 $1,012.4 $1,098.7 $1,314.4 $1,532.9 $1,867.5$1,945.8 $2,200.2
--------------


PAID (CUMULATIVE) AS OF:
-----------------------
  One year later                 293.1   322.4    353.4   366.8    417.0  525.3    593.0    743.6   922.0  1,082.8
  Two years later                446.8   490.8    518.8   520.0    589.8  706.4    838.9  1,034.5 1,289.6       --
  Three years later              539.8   570.4    583.2   598.2    664.1  810.6    960.1  1,266.1      --       --
  Four years later               588.2   600.0    617.6   632.8    709.9  857.1  1,057.1       --      --       --
  Five years later               603.1   613.6    635.8   658.6    729.8  892.7       --       --      --       --
  Six years later                608.1   624.7    651.2   669.7    742.2     --       --       --      --       --
  Seven years later              614.7   631.1    656.2   676.0       --     --       --       --      --       --
  Eight years later              619.2   634.7    659.7      --       --     --       --       --      --       --
  Nine years later               620.9   638.6      --       --       --     --       --       --      --       --
  Ten years later                623.9      --      --       --       --     --       --       --      --       --

LIABILITY RE-ESTIMATED
----------------------
AS OF:
-----
  One year later                 685.4   748.8    810.0   857.9    869.9 1,042.1 1,208.6  1,429.6 1,683.3  1,916.0
  Two years later                677.9   726.5    771.9   765.5    837.8   991.7 1,149.5  1,364.5 1,668.5       --
  Three years later              668.6   712.7    718.7   737.4    811.3   961.2 1,118.6  1,432.3      --       --
  Four years later               667.1   683.7    700.1   725.2    794.6   940.6 1,137.7       --      --       --
  Five years later               654.7   666.3    695.1   717.3    782.9   945.5      --       --      --       --
  Six years later                647.1   664.8    692.6   711.1    780.1     --       --       --      --       --
  Seven years later              645.7   664.5    688.2   709.2       --     --       --       --      --       --
  Eight years later              645.4   661.4    687.9      --       --     --       --       --      --       --
  Nine years later               641.9   660.4       --      --       --     --       --       --      --       --
  Ten years later                641.5      --       --      --       --     --       --       --      --       --

CUMULATIVE REDUNDANCY           $107.1  $131.2   $173.6  $247.2   $232.3 $153.2   $176.7   $100.6  $199.0    $29.8
---------------------
PERCENTAGE(2)                     14.3    16.6     20.2    25.8     22.9   13.9     13.4      6.6    10.7      1.5

(1) Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.
(2)  Cumulative redundancy / liability for unpaid losses and LAE.
(3) In 1994, based on a review of its total loss reserves, the Company eliminated its $71.0 million "supplemental reserve."

The above table presents the development of balance sheet liabilities for 1989 through 1998. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 1999 the companies had paid $638.6 million of the currently estimated $660.4 million of losses and LAE that had been incurred through the end of 1990; thus an estimated $21.8 million of losses incurred through 1990 remain unpaid as of the current financial statement date.

The "Cumulative Redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1989 liability has developed conservatively by $107.1 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 8 as the "prior years" contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative redundancy amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1992, but incurred in 1989, will be included in the cumulative redundancy amount for years 1989, 1990 and 1991. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the 1991 through 1999 Consolidated Annual Statements, as filed with the state insurance departments, and Schedules O and P filed for years prior to 1991. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes Canadian operations and unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

              (d) Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States. The Company ceased writing new business in Canada in 1999. For 1999, the amount of Canadian revenues and assets were less than 2% of the Company's consolidated revenues and assets. The amount of operating income (loss) generated by its Canadian operations was immaterial with respect to the Company's consolidated operating income.

ITEM 2.  PROPERTIES

The Company's 517,800 square foot corporate office complex is located on a 42-acre parcel in Mayfield Village, Ohio, owned by a subsidiary. The Company's central data processing facility occupies a building containing an additional 107,000 square feet of office space, on this same parcel.

The Company also owns six other buildings in suburbs adjoining the corporate office complex (excluding the buildings in the following paragraph), four buildings in Tampa, Florida, and a building in each of the following cities:
Tempe, Arizona; Albany, New York; Tigard, Oregon; Plymouth Meeting, Pennsylvania; and Austin, Texas. In total, these buildings contain 1,497,000 square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These locations are occupied by the Company's business units or other operations and are not segregated by industry segment. In addition, the Company owns two buildings in Tampa, Florida that are currently for sale, which are partially leased to non-affiliates. The building in Plymouth Meeting, Pennsylvania is also partially leased to non-affiliates.

In November 1997, the Company purchased 91 acres in Mayfield Village, Ohio to construct an office complex near the site of its corporate headquarters. This office complex is part of a five-year cooperative effort with Mayfield Village to develop over 300 acres. Progressive will serve as the anchor corporate user with additional business users and recreational facilities on the site. The Company is constructing five buildings, containing a total of approximately 770,000 square feet, on the site, and a parking garage, at an estimated cost of $132.5 million. As of December 31, 1999, $65.8 million has been paid. The first building was completed in May 1999. The next two buildings were completed in the first quarter of 2000. The parking garage and fourth building are scheduled to be completed in October 2000. The fifth building is scheduled to be completed in the first quarter of 2001. The construction projects are being funded through operating cash flows.

The Company leases 703,000 square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases 347 claim offices, consisting of 1,431,000 square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space. Two offices totaling 16,000 square feet are leased in Canada.

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

                                                                                                                Dividends
Year                Quarter                      High                    Low                 Close              Per Share
--------------------------------------------------------------------------------------------------------------------------
1999                   1                     $174 1/4              $115 7/16              $143 1/2                  $.065
                       2                      152 1/8                127 3/8                   145                   .065
                       3                    144 15/16                 81 1/2              81 11/16                   .065
                       4                       97 5/8                 68 1/2                73 1/8                   .065
                               -------------------------------------------------------------------------------------------
                                             $174 1/4                $68 1/2              $ 73 1/8                  $.260
                               ===========================================================================================


1998                   1                     $135 1/2             $106 11/16            $134 11/16                  $.060
                       2                          150                126 1/2                   141                   .060
                       3                      156 3/4                     95               112 3/4                   .065
                       4                          172                     94               169 3/8                   .065
                               -------------------------------------------------------------------------------------------
                                                 $172                    $94              $169 3/8                  $.250
                               ===========================================================================================


The closing price of the Company's Common Shares on February 29, 2000 was $59
1/2.

         (b)      Holders

There were 3,858 shareholders of record on February 29, 2000.

         (c)      Dividends

Statutory policyholders' surplus was $2,258.9 million and $2,029.9 million at December 31, 1999 and 1998, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 1999, $278.5 million of consolidated statutory policyholders' surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries' states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders' surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends to the corporate parent of $200.3 million in 2000 out of statutory policyholders' surplus, without prior approval by regulatory authorities.

ITEM 6.  SELECTED FINANCIAL DATA


(millions - except per share  amounts)

                                                                         For the years ended December 31,
                                              1999              1998               1997                1996                1995
                              --------------------------------------------------------------------------------------------------
Total revenues                            $6,124.2          $5,292.4           $4,608.2            $3,478.4            $3,011.9
Operating income                             266.7             449.3              336.0               309.1               220.1
Net income                                   295.2             456.7              400.0               313.7               250.5
Per share:
    Operating income(1)                       3.58              6.01               4.46                4.12                2.85
    Net income(1)                             3.96              6.11               5.31                4.14                3.26
    Dividends                                 .260              .250               .240                .230                .220
Total assets                               9,704.7           8,463.1            7,559.6             6,183.9             5,352.5
Debt outstanding                           1,048.6             776.6              775.9               775.7               675.9


(1) Presented on a diluted basis. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 "Earnings Per Share," and, as a result, restated prior periods per share amounts, if applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION The Progressive Corporation is a holding company and does not have any revenue producing operations of its own. It receives cash through borrowings, equity sales, subsidiary dividends and other transactions, and may use the proceeds to contribute to the capital of its insurance subsidiaries in order to support premium growth, to repurchase its Common Shares, to retire its outstanding indebtedness, to pay dividends and for other business purposes.

During 1999, the Company repurchased 6,044 of its Common Shares at a total cost of $.6 million (average $93.25 per share) to satisfy obligations under the Company's benefit plans. During the three-year period ended December 31, 1999, the Company repurchased 440,316 of its Common Shares at a total cost of $46.0 million (average $104.57 per share). During the same period, The Progressive Corporation made $82.5 million of capital contributions to its subsidiaries, net of dividends received from these subsidiaries. The regulatory restrictions on subsidiary dividends are described in Item 5(c) herein.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. In March 1999, the Company issued $300 million of 6 5/8% Senior Notes due 2029 under an outstanding shelf registration, which became effective in 1998. The net proceeds of $293.7 million will be used to repay current outstanding debt upon its maturity. The Company also has available a $10.0 million revolving credit agreement. The Company's debt to total capital ratio is 28%; management believes the Company has substantial capital resources and sufficient borrowing capacity to support current and anticipated growth.

The Company's insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three years ended December 31, 1999, operations generated positive cash flows of $2,127.8 million, and cash flows are expected to be positive in both the short-term and reasonably foreseeable future. The Company's investment portfolio is highly liquid and consists substantially of readily marketable securities.

Total capital expenditures for the three years ended December 31, 1999, aggregated $443.6 million. In December 1997, the Company purchased approximately 72 acres in Tampa, Florida to construct a three-building, 307,000 square foot, regional call center. The final cost of the project was $45.5 million. The first two buildings were completed during 1998. The third building was completed in February 1999. In addition, in November 1997, the Company purchased 91 acres in Mayfield Village, Ohio to construct an office complex, near the site of its corporate headquarters. This office complex is part of a five-year cooperative effort with Mayfield Village to develop over 300 acres. Progressive will serve as the anchor corporate user, with additional business users and recreational facilities on the site. The Company is constructing five buildings, containing a total of approximately 770,000 square feet, on the site, and a parking garage, at an estimated cost of $132.5 million. As of December 31, 1999, $65.8 million has been paid. The first building was completed in May 1999. The next two buildings were completed in the first quarter of 2000. The parking garage and fourth building are scheduled to be completed in October 2000. The fifth building is scheduled to be completed in the first quarter of 2001. The construction projects are being funded through operating cash flows.

INVESTMENTS The Company invests in fixed-maturity, equity and short-term securities. The Company's investment strategy recognizes its need to maintain capital adequate to support its insurance operations. The Company evaluates the risk/reward tradeoffs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity of the investment portfolio. At December 31, 1999, the Company's portfolio was $6,427.7 million, compared to $5,674.3 million in 1998.

As of December 31, 1999, the Company's portfolio had $5.4 million in unrealized losses, compared to $174.3 million in unrealized gains in 1998. This decrease in value was the result of widening credit spreads on non-treasury related products and the portfolio's underperformance relative to the S&P 500, due to underweighting in the technology sector. The weighted average fully taxable equivalent book yield of the portfolio was 6.3% for the years ended December 31, 1999 and 1998 and 6.6% for 1997.

The majority of the portfolio is invested in high-grade, fixed-maturity securities, of which short- and intermediate-term securities represented $4,417.7 million, or 68.7% of the portfolio, at the end of 1999, compared to $4,439.4 million, or 78.3%, at the end of 1998. Long-term investment-grade securities, including those principal paydowns from asset-backed securities that are greater than 10-years, were $96.0 million, or 1.5% of the portfolio, at the end of 1999, compared to $93.5 million, or 1.6%, at the end of 1998. Non-investment-grade fixed-maturity securities were $248.0 million, or 3.9% of the portfolio, at the end of 1999, compared to $128.0 million, or 2.3%, at the end of 1998, and offer the Company higher returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. Non-investment-grade securities may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market. The duration of the fixed-income portfolio was
3.0 years at December 31, 1999, compared to 2.8 years at December 31, 1998.

The quality distribution of the fixed-income portfolio is as follows:

                                      Percentage at          Percentage at
                Rating              December 31, 1999         December 31,
                                                                  1998
       --------------------------  ---------------------  ---------------------
                  AAA                     54.7%                   57.7%
                  AA                       14.2                   14.3
                   A                       20.0                   20.4
                  BBB                      5.1                     4.1
            Non Rated/Other                6.0                     3.5
                                   ---------------------  ---------------------
                                          100.0%                  100.0%
                                   =====================  =====================

As of December 31, 1999, the Company held $1,831.1 million of asset-backed securities, which represented 28.5% of the total investment portfolio. The asset-backed portfolio included collateralized mortgage obligations (CMO) and commercial mortgage-backed obligations (CMB) totaling $612.0 million and $649.7 million, respectively. The remainder of the asset-backed portfolio was invested primarily in auto loan and other asset-backed securities. As of December 31, 1999, the CMO portfolio included sequential bonds, representing 68.3% of the CMO portfolio ($417.7 million), and planned amortization class bonds, representing 31.7% of the CMO Portfolio ($194.3 million). At December 31, 1999, the CMO portfolio had an average life of 3.88 years and a weighted average Moody's or Standard & Poor's rating of AAA. The CMB portfolio had an average life of 5.75 years and a weighted average Moody's or Standard & Poor's rating of AA. At December 31, 1999, the CMO and CMB portfolios had unrealized losses of $13.0 million and $45.1 million, respectively. The single largest unrealized loss in any individual CMO security was $1.3 million and in any CMB security was $6.9 million, at December 31, 1999. The CMB portfolio includes $106.6 million of CMB interest-only certificates, which had an average life of 6.45 years and a weighted average Moody's or Standard & Poor's rating of AAA at December 31, 1999. Both the CMO and CMB portfolios are liquid with available market quotes and contain no residual interests. During 1997, the Company sold $178.4 million (proceeds of $200.8 million) of non-investment-grade CMB securities to a third-party purchaser. The purchaser subsequently transferred the securities to a trust as collateral in a resecuritized debt offering. The transaction was accounted for as a sale under Statement of Financial Accounting Standards (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," resulting in a net gain of $22.4 million. A bankruptcy remote subsidiary of the Company acquired $22.8 million of the resecuritized debt, which was subsequently sold in 1998 for a net gain of $3.5 million. This portion of the transaction was not accounted for as a sale in 1998 in accordance with SFAS 125.

A portion of the investment portfolio is invested in marketable equity securities. Common stocks represented $1,243.6 million, or 19.3% of the portfolio, at the end of 1999, compared to $636.9 million, or 11.2%, a year earlier. The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. The common stock portfolio also includes term trust certificates, the common shares of closed-end bond funds, which have the risk and reward characteristics of the underlying bonds and comprised $230.2 million of the common stock portfolio at the end of 1999; no term trust securities were held at the end of 1998. Foreign equities, which may include stock index futures and foreign currency forwards, comprised $84.2 million of the common stock portfolio at the end of 1999, compared to $130.7 million last year, and partnership investments comprised $104.0 million of the common stock portfolio at the end of 1999, compared to $63.7 million last year. Preferred stocks represented $422.4 million, or 6.6% of the portfolio, at the end of 1999, compared to $376.5 million, or 6.6%, a year earlier, and was comprised of over 89% of fixed-rate preferred stocks with mechanisms that are expected to provide an opportunity to liquidate at par.

Investments in the Company's portfolio have varying degrees of risk. The primary market risk exposure to the fixed-income portfolio is interest rate risk, which is limited by managing duration to a defined range of 1.8 to 5 years. The distribution of maturities and convexity are monitored on a regular basis. Common stocks, excluding term trust certificates, and other risk assets, which generally have greater risk and volatility of market value, may range from 0 to 25% of the total portfolio; at December 31, 1999, the Company held 16.5% of these securities. Market values, along with industry and sector concentrations of common stocks and similar investments, are monitored daily. Exposure to foreign currency exchange risk is limited by Company restrictions and is monitored quarterly for compliance. Exposures are evaluated individually and as a whole, considering the effects of cross correlation. For the quantitative market risk disclosures, see page 56 of the Company's Annual Report. The Company quarterly examines its portfolio for evidence of impairment. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to: (i) interest rates, (ii) market-related factors other than interest rates and (iii) financial conditions, business prospects and other fundamental factors specific to the issuer. Declines attributable to issuer fundamentals are reviewed in further detail. Available evidence is considered to estimate the realizable value of the investment. When a security in the Company's investment portfolio has a decline in market value which is other than temporary, the Company is required by GAAP to reduce the carrying value of such security to its net realizable value.

Included in the Company's fixed-maturity and equity portfolios are $195.8 million, or 3.0%, of other risk assets. These include high yield and distressed debt, private equities and warrants, and mezzanine investments. No individual security in this category comprised more than 1% of the Company's total investment portfolio. The total return on this asset class in 1999 was 7.1% with a total net unrealized gain of $20.5 million.

Trading securities and derivative instruments held or issued for trading are entered into for the purpose of near-term profit taking. During 1999, net activity in the trading portfolio was not material to the Company's financial position, cash flows or results of operations. At December 31, 1999, trading positions had a net market value of $50.2 million, compared to $(.4) million at December 31, 1998. Net gains and losses for the year ended December 31, 1999 and 1998, were $.8 million and $(1.2) million, respectively.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. During 1998, the Company entered into two transactions, an interest rate swap hedge and a short futures position, to hedge against possible rises in interest rates prior to the issuance of debt under the $300 million shelf registration. During 1999, the $300 million of debt was issued and the hedges were closed. The interest rate swap performed as expected and was recorded as a deferred asset under SFAS 80, "Accounting for Futures Contracts," as a qualified hedge. The deferred asset of $4.8 million is recognized as an adjustment to interest expense over the life of the debt. During 1998, the short futures position, driven by changing economic conditions, did not meet the established criteria for hedging correlation and was discontinued as a hedge, but the Company continued to hold it for risk management of the anticipated debt offering. The Company recognized a net realized gain of $8.1 million in 1999 and a net realized loss of $9.2 million in 1998, on the short futures position. Derivative instruments may also be used for trading purposes. For all derivative positions, net cash requirements are limited to changes in market values which may vary based upon changes in interest rates and other factors. Exposure to credit risk is limited to the carrying value; collateral is not required to support the credit risk.

RESULTS OF OPERATIONS Operating income, which excludes net realized gains and losses from security sales and one-time items, was $266.7 million, or $3.58 per share, in 1999, $449.3 million, or $6.01 per share, in 1998 and $336.0 million, or $4.46 per share, in 1997. The GAAP combined ratio was 98.3 in 1999, 91.6 in 1998 and 93.4 in 1997.

Direct premiums written increased 16% to $6,305.3 million in 1999, compared to $5,451.3 million in 1998 and $4,825.2 million in 1997. Net premiums written increased 16% to $6,124.7 million in 1999, compared to $5,299.7 million in 1998 and $4,665.1 million in 1997. The difference between direct and net premiums written is attributable to premiums written under state-mandated involuntary Commercial Auto Insurance Procedures, for which the Company retains no indemnity risk, of $49.7 million in 1999, $60.7 million in 1998 and $78.4 million in 1997, and reinsurance the Company maintains in its auto and non-auto programs and its strategic alliance relationships. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 15% in 1999, compared to 18% in 1998 and 31% in 1997.

Net premiums written in the Company's Personal Lines business units, which write insurance for private passenger automobiles and recreation vehicles and represented 93% of the Company's 1999 total premiums written, grew 16%, 15% and 36% in 1999, 1998 and 1997, respectively, primarily reflecting an increase in unit sales. The Company decreased rates an average of 1.3% during the first six months of 1999, and increased rates 4.4% in the second half of the year, for an annual rate increase of 3.1% in 1999, compared to rate decreases of 5.3% and
 .9% in 1998 and 1997, respectively. The Company expects that these rate increases will likely slow volume growth in 2000 and, since nearly two-thirds of the Company's new auto policies are on an annual term, the Company does not expect to see the full impact of these rate changes until the fourth quarter of 2000.

The Personal Lines business is generated either by an Agent or written directly by the Company. The Agent channel includes business written by the Company's network of 30,000 Independent Insurance Agents and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Total net premiums written through Independent Agents and Strategic Alliance agency relationships were $4,746.5 million in 1999, compared to $4,390.4 million in 1998 and $4,033.8 million in 1997. The combined ratios for the Agency channel were 96.5, 90.6 and 93.2 for 1999, 1998 and 1997, respectively. Direct business includes business written through 1-800-AUTO-PRO(R), the Internet (progressive.com) and the Strategic Alliance business unit on behalf of affinity groups. Net premiums written and combined ratio on the Direct business were $955.9 million and 113.1, respectively, in 1999, compared to $531.9 million and 107.5 in 1998 and $255.0 million and 103.8 in 1997. The sales generated via the Internet represented approximately 7% and 2% of the Direct business net premiums written for 1999 and 1998, respectively; the Company started selling insurance directly over the Internet in August 1997. Through these multiple distribution channels, the Company continues to write standard and preferred risks, which represented between 45% and 50% of total 1999 Personal Lines volume, compared to between 30% and 35% in 1998 and between 20% and 25% in 1997, as well as its traditional nonstandard auto products.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs. Claim costs are influenced by inflation and loss severity and frequency, the impact of which is mitigated by adequate pricing. Increases in the rate of inflation increase loss payments, which are made after premiums are established. Accordingly, anticipated rates of inflation are taken into account when the Company establishes premium rates and loss reserves. Claim costs, expressed as a percentage of premiums earned, were 75% in 1999, compared to 68% in 1998 and 71% in 1997. The increase in the loss ratios was driven by the factors discussed below.

Four factors contributed to the Company's underwriting losses during the second half of 1999 and its inability to meet its traditional goals in 1999. The first factor was that, during 1999, the Company reduced loss reserves relating to prior accident years $29.8 million, or .5 points, compared to $184.2 million, or
3.7 points, and $103.3 million, or 2.5 points, for 1998 and 1997, respectively. The second factor was continued strong growth in the Direct business in 1999. In periods of rapid growth in the Direct business, the Company's earnings may be lower as a result of higher up-front costs and higher loss costs traditionally associated with new business. In response, the Company decided to return to profit targets based on a calendar year measure rather than over the entire retention period of a policyholder, with the intent to bring the combined ratio back to the historic goal of 96 over the next few years. The Company's profit and growth opportunities change from year to year; however, over every consecutive 5-year period, the Company strives to produce a four percent underwriting profit and to grow at 15 percentage points greater than the rate of inflation. The third factor was that the Company lowered rates in 1998 and during the first half of 1999, in an attempt to raise its combined ratio to 96 while achieving its growth target. Lastly, during 1999, loss trend accelerated at an unanticipated pace; consequently, loss costs rose faster than expected. The Company expects these loss costs trends to continue. In 1999, actual trend for pricing exceeded estimates. Similarly, the emerging loss development is greater than anticipated primarily for the 1999 losses, which led to the Company experiencing approximately 6 points of adverse development during the first two months of 2000. During March 2000, the Company undertook a comprehensive review of those reserve segments that have shown the most development and intends to adjust the reserves accordingly.

The Company's other lines of business include writing insurance for small fleets of commercial vehicles, collateral protection and loan tracking for auto lenders and financial institutions, directors' and officers' liability and fidelity coverage for American Bankers Association member community banks and independent credit unions, and providing related claim, underwriting and system services. Revenues in these businesses were $437.0 million in 1999, compared to $405.5 million in 1998 and $402.1 million in 1997. Pretax operating profit was $41.8 million in 1999, compared to $61.9 million in 1998 and $36.6 million in 1997.

The Company writes directors and officers and other professional liability coverage for community banks and credit unions and, therefore, could potentially be exposed to liability for errors made by these institutions relating to the year 2000 conversion. The Company has reinsurance to limit its potential exposure to approximately 7% of the average policy limits in the event any of the insured directors or officers are held liable for year 2000 noncompliance by their financial institutions. It is currently unknown whether these financial institutions have been able to completely avoid errors relating to year 2000 compliance and the Company is unable to predict to what extent such financial institutions will incur losses as a result of noncompliance and whether their directors and officers will be subject to individual liability for such noncompliance. In the event of a claim, applicable factual and coverage issues would have to be resolved. Based on information currently available and management's best estimate, the Company does not believe that any losses resulting from this exposure will have a material impact on the Company's liquidity, financial condition, cash flows or results of operations.

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

Policy acquisition and other underwriting expenses as a percentage of premiums earned were 23% in 1999, 1998 and 1997. The Company advertises locally in 35 states, plus Washington D.C. (107 markets), as compared to 32 states (83 markets) in 1998 and 19 states (40 markets) in 1997. The Company expanded its television advertising campaign on a national level during 1998. During 1999, the Company incurred advertising expenses of $124 million, compared to $70 million in 1998 and $23 million in 1997.

Recurring investment income (interest and dividends) increased 16% to $340.7 million in 1999, compared to $294.8 million in 1998 and $274.9 million in 1997, primarily due to an increase in the size of the investment portfolio. Net realized gains on security sales were $47.2 million in 1999, $11.4 million in 1998 and $98.5 million in 1997. Investment expenses were $9.5 million in 1999, compared to $7.4 million in 1998 and $9.9 million in 1997.

YEAR 2000 COMPLIANCE The Company's five-year effort to achieve year 2000 compliance was successful. The Company successfully operated through the rollover to year 2000 with only minor issues and has not experienced any significant business outage or incurred any significant cost due to the year 2000 failure or errors of business partners to date. The total cost to modify existing production systems, which includes both internal and external costs of programming, coding and testing, was $9.3 million, of which $9.2 million had been expensed through December 31, 1999. The Company also replaced some of its systems. In addition to being year 2000 compliant, these new systems added increased functionality to the Company. The majority of the projects were completed in 1998, with remaining parallel testing completed during the first half of 1999. As of December 31, 1999, $5.5 million, which include both internal and external costs, had been paid for these systems. All costs were funded through operating cash flows.

The Company continually evaluates computer hardware and software upgrades for enhancements and, therefore, many of the costs to replace these items to be year 2000 compliant were not incremental costs to the Company.

In preparing for the rollover to the 21st century, the Company's process teams and business groups identified potential year 2000 scenarios. For those scenarios deemed to be both probable and with a potentially significant business impact, the Company developed contingency plans. These plans were reviewed by the Company's chief financial and technology officers throughout 1999. It has not been necessary to execute any of the contingency plans to date.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: CERTAIN MATTERS IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS AND RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. THESE RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTIES RELATED TO ESTIMATES, ASSUMPTIONS AND PROJECTIONS GENERALLY; CHANGES IN ECONOMIC CONDITIONS (INCLUDING CHANGES IN INTEREST RATES AND FINANCIAL MARKETS); PRICING COMPETITION AND OTHER INITIATIVES BY COMPETITORS; LEGISLATIVE AND REGULATORY DEVELOPMENTS; WEATHER CONDITIONS (INCLUDING THE SEVERITY AND FREQUENCY OF STORMS, HURRICANES, SNOWFALLS, HAIL AND WINTER CONDITIONS); CHANGES IN DRIVING PATTERNS AND LOSS TRENDS; COURT DECISIONS AND TRENDS IN LITIGATION AND HEALTH CARE COSTS; UNFORESEEN TECHNOLOGICAL ISSUES ASSOCIATED WITH THE YEAR 2000 COMPLIANCE EFFORTS AND THE EXTENT TO WHICH VENDORS, PUBLIC UTILITIES, GOVERNMENTAL ENTITIES AND OTHER THIRD PARTIES THAT INTERFACE WITH THE COMPANY MAY FAIL TO ACHIEVE YEAR 2000 COMPLIANCE; AND OTHER MATTERS DESCRIBED FROM TIME TO TIME BY THE COMPANY IN OTHER DOCUMENTS FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE INFORMATION IN THIS ANNUAL REPORT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the "Investments" section of MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and pages 56 and 57 of the Company's 1999 Annual Report to Shareholders, which is included as Exhibit 13 to such Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company's 1999 Annual Report, pages 33 through 47 and pages 51 through 58.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to all of the directors and the individuals who have been nominated for election as directors at the 2000 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled "Election of Directors" in the Proxy Statement, pages 2 through 4.

Information relating to executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

                                                          Offices Held and
    Name                            Age          Last Five Years' Business Experience
    ----                            ---          ------------------------------------
Peter B. Lewis                      66     President and Chairman of the Board; Chief Executive Officer since
                                           January 2000 and prior to January 1999; Chief Executive Officer -
                                           Insurance Operations during 1999; President, Chairman of the Board and
                                           Chief Executive Officer of Progressive Casualty Insurance Company, the
                                           principal subsidiary of the Registrant

Alan R. Bauer                       47     Internet Distribution Leader since January 1999;
                                           International/Internet Officer from December 1996 to December 1998;
                                           Independent Agent Marketing Process Leader from March 1996 to December
                                           1996; West Division President prior to March 1996

Jeffrey W. Basch                    41     Vice President since December 1999;  Chief Accounting Officer

Charles B. Chokel                   46     Chief Executive Officer - Investments and Capital Management since
                                           January 1999; Chief Financial Officer and Treasurer prior to January
                                           1999

Janet A. Dolohanty                  46     Vice President since December 1999;  Tax Director

W. Thomas Forrester                 51     Chief Financial Officer and Treasurer since January 1999; Ownership
                                           Process Leader from March 1996 to December 1998; Central States
                                           Division President prior to April 1996

R. Steven Kestner                   45     Chief Legal Officer and Secretary of the Registrant since January
                                           2000; Partner at Baker & Hostetler LLP, which is the principal outside law firm of the Registrant

Thomas A. King                      40     Vice President since December 1999; Corporate Controller since March
                                           1998;  General Manager of Minnesota and Wisconsin from October 1995 to
                                           February 1998;  Pennsylvania Auto Product Manager prior to October 1995

Moira A. Lardakis                   48     Chief Communications Officer since January 1999; Community Manager
                                           Support Process Leader during 1998; General Manager of Ohio Business
                                           Unit from March 1996 to December 1997; Ohio Division President prior to
                                           March 1996

Daniel R. Lewis                     53     Independent Agent Distribution Leader since January 1999; Independent
                                           Agent Marketing Process Leader from December 1996 to December 1998;
                                           General Manager of South Florida Community prior to January 1997

Brian J. Passell                    43     Chief Claim Officer since January 1999; General Manager of
                                           Pennsylvania from March 1996 to December 1998; New York Division Claim
                                           Manager prior to March 1996

Glenn M. Renwick                    44     Chief Executive Officer - Insurance Operations since January 2000;
                                           Chief Information Officer from January 1998; Consumer Marketing
                                           Process Leader from March 1996 to December 1997; Director of Consumer
                                           Marketing prior to March 1996

Tiona M. Thompson                   49     Chief Human Resources Officer

Richard H. Watts                    45     Direct Business Leader since January 2000; General Manager of
                                           Northeast Ohio from January 1996 to December 1999; Direct Product
                                           Manager of Ohio during 1995

Robert T. Williams                  43     Chief Pricing/Product Officer since January 1999; Product Process
                                           Leader during 1998; General Manager of New York Business Unit from March 1996 to December 1997; New York Division President prior to April 1996; Manager of Special Lines prior to March 1997

Section 16(a) Beneficial Ownership Reporting Compliance. The February 16, 1999 purchase of 1,400 shares by a partnership organized for the benefit of B. Charles Ames and members of his immediate family was reported in a Form 4 filed on May 27, 1999.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy statement entitled "Election of Directors - Certain Relationships and Related Transactions," page 5.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

         (a)(1)   Listing of Financial Statements

                  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report, are incorporated by reference in Item 8:

                           Report of Independent Accountants

                           Consolidated Statements of Income - For the Years Ended December 31, 1999, 1998 and 1997

                           Consolidated Balance Sheets - December 31, 1999 and 1998

                           Consolidated Statements of Changes in Shareholders' Equity - For the Years Ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and 1997

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

         (a)(3)   Listing of Exhibits

                  See exhibit index contained herein at pages 39 through 43. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(D) through (10)(V).

         (b)      Reports on Form 8-K

                  On November 22, 1999, the Registrant filed a Current Report on Form 8-K, dated November 18, 1999, discussing certain changes in the senior management of the Registrant.

         (c)      Exhibits

                  The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

         (d)      Financial Statement Schedules

                  The response to this portion of Item 14 is located at pages 30 through 38.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE PROGRESSIVE CORPORATION


March 30, 2000                         BY: /S/ PETER B. LEWIS
                                           --------------------------------
                                             Peter B. Lewis
                                             Director, Chairman, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/S/ PETER B. LEWIS                        Director, Chairman, President and                   March 30, 2000
-----------------------------------------
Peter B. Lewis                            Chief Executive Officer


/S/ CHARLES B. CHOKEL                     Director and Chief Executive Officer-               March 30, 2000
-----------------------------------------
Charles B. Chokel                         Investments and Capital Management


/S/ GLENN M. RENWICK                      Director and Chief Executive Officer-               March 30, 2000
-----------------------------------------
Glenn M. Renwick                          Insurance Operations


/S/ W. THOMAS FORRESTER                   Treasurer and Chief Financial Officer               March 30, 2000
-----------------------------------------
W. Thomas Forrester


/S/ JEFFREY W. BASCH                      Vice President and Chief Accounting Officer         March 30, 2000
-----------------------------------------
Jeffrey W. Basch


          *                               Director                                            March 30, 2000
-----------------------------------------
Milton N. Allen


          *                               Director                                            March 30, 2000
-----------------------------------------
B. Charles Ames


          *                               Director                                            March 30, 2000
-----------------------------------------
James E. Bennett III


          *                               Director                                            March 30, 2000
-----------------------------------------
Charles A. Davis



          *                               Director                                            March 30, 2000
-----------------------------------------
Stephen R. Hardis


          *                               Director                                            March 30, 2000
-----------------------------------------
Janet Hill


          *                               Director                                            March 30, 2000
-----------------------------------------
Norman S. Matthews


          *                               Director                                            March 30, 2000
-----------------------------------------
Donald B. Shackelford



* R. STEVEN KESTNER, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.





By /S/ R. STEVEN KESTNER                                                                      March 30, 2000
   ------------------------------------------------------------------------------------------
    R. Steven Kestner
    Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K


                                   ITEM 14(d)


                          FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1999


                           THE PROGRESSIVE CORPORATION


                             MAYFIELD VILLAGE, OHIO

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:


Our report on the consolidated financial statements of The Progressive Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 33 of the 1999 Annual Report to Shareholders of The Progressive Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on pages 23 and 24 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                               PRICEWATERHOUSECOOPERS LLP





Cleveland, Ohio
January 25, 2000

                       CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We consent to the incorporation by reference in the Registration Statement of The Progressive Corporation on Form S-8 (File No. 333-51613) filed May 1, 1998, the Registration Statement on Form S-8 (File No. 333-25197) filed April 15, 1997, the Registration Statement on Form S-8 (File No. 33-57121) filed December 29, 1994, the Registration Statement on Form S-8 (File No. 33-64210) filed June 10, 1993, the Registration Statement on Form S-8 (File No. 33-51034) filed August 20, 1992, the Registration Statement on Form S-8 (File No. 33-46944) filed April 3, 1992, the Registration Statement on Form S-8 (File No. 33-38793) filed February 4, 1991, the Registration Statement on Form S-8 (File No. 33-38107) filed December 6, 1990, the Registration Statement on Form S-8 (File No. 33-37707) filed November 9, 1990, the Registration Statement on Form S-8 (File No. 33-33240) filed January 31, 1990, and the Registration Statement on Form S-8 (File No. 33-16509) filed August 14, 1987, of our reports dated January 25, 2000, on our audits of the consolidated financial statements and financial statement schedules of The Progressive Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which reports are included in this Annual Report on Form 10-K.






                                           PRICEWATERHOUSECOOPERS LLP




Cleveland, Ohio
March 27, 2000

SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)

                                                                          December 31, 1999
                                                   -----------------------------------------------------------------
                                                                                              Amount At Which Shown
                                                                                                             In The
                Type of Investment                                Cost        Market Value            Balance Sheet
                                                   -----------------------------------------------------------------
Fixed Maturities:
Available-for-sale:
    United States Government and
         government agencies and
         authorities                                           $ 352.4             $ 345.6                  $ 345.6
    States, municipalities and political
         subdivisions                                          1,352.9             1,332.2                  1,332.2
    Asset-backed securities                                    1,897.3             1,831.1                  1,831.1
    Foreign government obligations                                60.4                59.0                     59.0
    Corporate and other debt securities                          950.2               927.0                    927.0
    Redeemable preferred stock                                    37.7                37.8                     37.8
                                                   -----------------------------------------------------------------
Total fixed maturities                                         4,650.9             4,532.7                  4,532.7
                                                   -----------------------------------------------------------------

Equity securities:
    Common stocks:
             Public utilities                                     17.3                15.2                     15.2
             Banks, trust and insurance
                     companies                                   405.9               397.1                    397.1
              Industrial, miscellaneous and
                    all other                                    704.6               831.3                    831.3
    Nonredeemable preferred stocks                               425.4               422.4                    422.4
                                                   -----------------------------------------------------------------
Total equity securities                                        1,553.2             1,666.0                  1,666.0
                                                   -----------------------------------------------------------------
Short-term investments                                           229.0               229.0                    229.0
                                                   -----------------------------------------------------------------
Total investments                                             $6,433.1            $6,427.7                 $6,427.7
                                                   =================================================================


The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders' equity at December 31, 1999.

SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)

                                                                            Years Ended December 31,
                                                                          1999             1998               1997
                                                               ----------------------------------------------------
Revenues
    Dividends from subsidiaries*                                         $95.4           $151.0             $108.1
    Intercompany investment income*                                       41.2             25.9               35.3
                                                               ----------------------------------------------------
                                                                         136.6            176.9              143.4
                                                               ----------------------------------------------------

Expenses
    Interest expense                                                      79.5             64.5               64.5
    Other operating costs and expenses                                      .6              5.2                6.2
                                                               ----------------------------------------------------
                                                                          80.1             69.7               70.7
                                                               ----------------------------------------------------

Operating income and income before income
    taxes and other items below                                           56.5            107.2               72.7
Income tax benefit                                                      (14.2)           (16.2)             (12.7)
                                                               ----------------------------------------------------
Income before equity in undistributed earnings of
    subsidiaries                                                          70.7            123.4               85.4
Equity in undistributed net income of consolidated
    subsidiaries*                                                        224.5            333.3              314.6
                                                               ----------------------------------------------------

Net income                                                              $295.2           $456.7             $400.0
                                                               ====================================================


*Eliminated in consolidation.

See notes to condensed financial statements.

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)

                                                                                               December 31,
                                                                                           1999                         1998
                                                                              -----------------------------------------------
ASSETS

    Investment in non-consolidated affiliates                                            $   .4                       $   .4
    Investment in subsidiaries*                                                         3,076.0                      2,882.9
    Receivable from subsidiary*                                                           745.7                        441.1
    Intercompany receivable*                                                                 --                          9.9
    Income taxes                                                                           12.9                         19.7
    Other assets                                                                           18.5                         12.6
                                                                              -----------------------------------------------
         TOTAL ASSETS                                                                  $3,853.5                     $3,366.6
                                                                              ===============================================

LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and accrued expenses                                                $ 39.3                       $ 32.9
    Intercompany payable*                                                                  20.5                           --
    Debt                                                                                1,040.9                        776.6
                                                                              -----------------------------------------------
         Total liabilities                                                              1,100.7                        809.5
                                                                              -----------------------------------------------
    Shareholders' equity:
             Common Shares, $1.00 par value, authorized 300.0
                  shares, issued 83.1, including treasury
                  shares of 10.0 and 10.6                                                  73.1                         72.5
             Paid-in capital                                                              481.6                        448.3
             Accumulated other comprehensive income:
                  Net unrealized appreciation (depreciation)
                     of investment in equity securities
                     of consolidated subsidiaries                                          (3.4)                       113.3
                  Other                                                                    (9.0)                        (9.6)
             Retained earnings                                                          2,210.5                      1,932.6
                                                                              -----------------------------------------------
                  Total shareholders' equity                                            2,752.8                      2,557.1
                                                                              -----------------------------------------------
                      TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY                                             $3,853.5                     $3,366.6
                                                                              ===============================================


*Eliminated in consolidation.



See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
--------------------------------------------
(millions)

                                                                                                  Years Ended December 31,
                                                                                    1999             1998             1997
                                                                         --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                                        $295.2           $456.7           $400.0
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
         Equity in income of consolidated subsidiaries                           (319.9)          (484.3)          (422.7)
         Changes in:
             Intercompany receivable or payable                                     30.4           (37.8)             34.5
             Accounts payable and accrued expenses                                   6.4              9.3              1.4
             Income taxes                                                            6.8              9.2           (15.9)
             Other, net                                                              3.4            (4.7)            (3.5)
                                                                         --------------------------------------------------
                  Net cash provided by (used in) operating                          22.3           (51.6)            (6.2)
                      activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of
    consolidated subsidiaries                                                     (90.2)          (124.1)          (219.3)
Purchase of consolidated subsidiaries                                                 --               --          (100.5)
Dividends received from consolidated subsidiaries                                   95.4            151.0            108.1
                                                                         --------------------------------------------------
                  Net cash provided by (used in) investing                           5.2             26.9          (211.7)
                          activities


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                             12.6             11.5             14.1
Proceeds from exercise of stock options
Tax benefits from exercise of stock options                                         20.4             25.6             17.6
Proceeds from Debt                                                                 293.7               --               --
Payments of Debt                                                                  (30.0)               --               --
Receivable from subsidiary                                                       (304.6)             48.3            206.4
Dividends paid to shareholders                                                    (19.0)           (18.1)           (17.3)
Acquisition of treasury shares                                                      (.6)           (42.6)            (2.9)
                                                                         --------------------------------------------------
                  Net cash provided by (used in) financing
                      activities                                                  (27.5)             24.7            217.9
                                                                         --------------------------------------------------
Change in cash                                                                        --               --               --
Cash, beginning of year                                                               --               --               --
                                                                         --------------------------------------------------
Cash, end of year                                                                   $ --            $  --            $  --
                                                                         ==================================================

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the "Registrant") should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant's 1999 Annual Report.

STATEMENTS OF CASH FLOWS -- For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $116.5 million in 1999, and $235.9 million, and $166.9 million in 1998 and 1997, respectively. Total interest paid was $72.4 million for 1999 and $63.8 million for 1998 and 1997.

DEBT -- Debt at December 31 consisted of:

                                                                                  1999                             1998
                                                                       ---------------------------      ---------------------------
(millions)                                                                                 Market                           Market
                                                                             Cost           Value              Cost          Value
                                                                       ------------------------------------------------------------
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)                  $293.7          $254.1             $  --           $ --
7.30% Notes due 2006 (issued: $100.0, May 1996)                              99.7            98.0              99.7          109.5
6.60% Notes due 2004 (issued: $200.0, January 1994)                         199.3           193.7             199.1          199.4
7% Notes due 2013 (issued: $150.0, October 1993)                            148.5           138.8             148.4          157.2
8 3/4% Notes due 1999 (issued: $30.0, May 1989)                                --              --              29.9           30.4
10% Notes due 2000 (issued: $150.0,  December 1988)                         149.9           154.3             149.8          162.7
10 1/8% Subordinated Notes due 2000   (issued:                              149.8           154.5             149.7          162.4
$150.0, December 1988)
                                                                       ------------------------------------------------------------
                                                                         $1,040.9         $ 993.4            $776.6         $821.6
                                                                       ============================================================

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. During 1999, there were no bank borrowings outstanding. Market values are obtained from publicly quoted sources.

All debt is noncallable, except for the 6 5/8% Senior Notes which may be redeemed all or in part at any time, subject to a "make whole" provision; interest is payable semiannually.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant has the right to borrow up to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank's base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. The Registrant had no borrowings under this arrangement at December 31, 1999 and 1998.

Aggregate principal payments on debt outstanding at December 31, 1999 are $300.0 for 2000, $0 million for 2001, 2002 and 2003, $200.0 for 2004 and $550.0 million thereafter.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES -- The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:


(millions)                                                          1999                 1998                  1997
                                                   -----------------------------------------------------------------
Unrealized gains (losses):
Available-for-sale: fixed maturities                           $ (165.6)              $ (7.2)                $ 29.5
                    equity securities                             (14.1)                (6.9)                  44.8
Deferred income taxes                                              63.0                  5.1                  (26.0)
                                                   -----------------------------------------------------------------
                                                               $ (116.7)              $ (9.0)                $ 48.3
                                                   =================================================================


OTHER MATTERS -- The information relating to incentive compensation plans is incorporated by reference from Note 9, EMPLOYEE BENEFIT PLANS, "Incentive Compensation Plans" on pages 44 and 45 of the Registrant's 1999 Annual Report.

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)

                                                          Future
                                                          policy                    Other
                                                          benefits,                 policy                             Benefits,
                                              Deferred    losses,                   claims                             claims,
                                              policy      claims and                and                                losses and
                                              acquisition loss         Unearned     benefits    Premium   Investment   settlement
Segment                                       costs(1)    expenses(1)  premiums(1)   payable(1) revenue   income(1)(2) expenses
                                              ------------------------------------------------------------------------------------

Year ended December 31, 1999:
    Personal  Lines                                                                            $5,294.1                  $4,002.7
    Other                                                                                         389.5                     253.7
                                              ------------------------------------------------------------------------------------
    Total                                     $343.4      $2,416.2     $2,781.4  $    --       $5,683.6     $340.7       $4,256.4
                                              ====================================================================================


Year ended December 31, 1998:
    Personal  Lines                                                                            $4,580.7                  $3,164.4
    Other                                                                                         367.3                     211.9
                                              ------------------------------------------------------------------------------------
    Total                                     $299.1      $2,188.6     $2,329.7  $    --       $4,948.0     $294.8       $3,376.3
                                              ====================================================================================


Year ended December 31, 1997:
    Personal Lines                                                                             $3,832.7                  $2,743.3
    Other                                                                                         356.8                     224.2
                                              ------------------------------------------------------------------------------------
    Total                                     $259.6      $2,146.6     $1,980.1  $    --       $4,189.5     $274.9       $2,967.5
                                              ====================================================================================


                                                Amortization
                                                of deferred
                                                policy       Other      Net
                                                acquisition  operating  premiums
Segment                                         costs(3)     expenses   written
                                              --------------------------------------

Year ended December 31, 1999:
    Personal  Lines                             $693.9       $534.3     $5,702.4
    Other                                         51.1         49.5        422.3

                                              --------------------------------------
    Total                                       $745.0       $583.8     $6,124.7
                                              ======================================


Year ended December 31, 1998:
    Personal  Lines                             $610.9       $443.9     $4,922.3
    Other                                         49.0         51.9        377.4

                                              --------------------------------------
    Total                                       $659.9       $495.8     $5,299.7
                                              ======================================


Year ended December 31, 1997:
    Personal Lines                              $556.0       $290.4     $4,288.8
    Other                                         51.8         45.6        376.3

                                              --------------------------------------
    Total                                       $607.8       $336.0     $4,665.1
                                              ======================================

(1) The Company does not allocate assets or investment income to operating segments.

(2) Excluding investment expenses of $9.5 million in 1999, $7.4 million in 1998 and $9.9 million in 1997.

(3) Since the Company does not allocate deferred policy acquisition costs to operating segments, amounts were allocated based on premium revenue.

SCHEDULE IV -- REINSURANCE


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)




YEAR ENDED                                                                Assumed                        Percentage
----------                                              Ceded to             From                         of Amount
                                    Gross Amount           Other            Other                           Assumed
                                                       Companies        Companies        Net Amount          to Net
                                 -----------------------------------------------------------------------------------
DECEMBER 31, 1999
----------------
    Premiums earned:
    Property and liability              $5,853.5          $169.9              $--          $5,683.6              --
                                 ===================================================================================
DECEMBER 31, 1998
-----------------
    Premiums earned:
    Property and liability              $5,100.5          $152.5              $--          $4,948.0              --
                                 ===================================================================================

DECEMBER 31, 1997
-----------------
    Premiums earned:
    Property and liability              $4,382.9          $193.4              $--          $4,189.5              --
                                 ===================================================================================

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS


THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
--------------------------------------------
(millions)



                                                                                            Paid Losses and
                                     Losses and Loss Adjustment Expenses                    Loss Adjustment
                                             Incurred Related to                                Expenses
                              ---------------------------------------------------          -------------------
                                  Current Prior
YEAR ENDED                              Year                       Years
----------
                              --------------------------   ----------------------

December 31, 1999                              $4,286.2                  $(29.8)                     $4,002.0
                              ==========================   ======================          ===================

December 31, 1998                              $3,560.5                 $(184.2)                     $3,298.0
                              ==========================   ======================          ===================

December 31, 1997                              $3,070.8                 $(103.3)                     $2,715.1
                              ==========================   ======================          ===================



Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 36, for the additional information required in Schedule VI.

                                  EXHIBIT INDEX

        Exhibit No.
        Under Reg.       Form 10-K
        S-K, Item 601    Exhibit No.       Description of Exhibit

         (3)(i)          3(A)              Amended Articles of Incorporation, as amended, of The Progressive
                                           Corporation

         (3)(ii)         3(B)              Code of Regulations of Progressive


         (4)             4(A)              Indenture dated as of November 15, 1988 between
                                           Progressive and State Street Bank and Trust Company (successor in interest to Rhode Island Hospital Trust National Bank), as Trustee
                                           ("Subordinated Indenture") (including Table of Contents
                                           and cross-reference sheet)

         (4)             4(B)              Form of 10 1/8% Subordinated Notes due 2000 issued in
                                           the aggregate principal amount of $150,000,000 under the
                                           Subordinated Indenture

         (4)             4(C)              Indenture dated as of November 15, 1988 between
                                           Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as  Trustee
                                           ("1988 Senior Indenture") (including  Table of Contents
                                           and cross-reference sheet)

         (4)             4(D)              Form of 10% Notes due 2000 issued in the aggregate
                                           principal amount of $150,000,000 under the 1988 Senior Indenture

         (4)             4(E)              $10,000,000 Unsecured Line of Credit with National City
                                           Bank (dated May 23, 1990; renewed May 20, 1992; amended February
                                           1, 1994 and May 1, 1997)

        Exhibit No.
        Under Reg.       Form 10-K         If Incorporated by Reference, Documents with Which
        S-K, Item 601    Exhibit No.       Exhibit was Previously Filed with SEC

         (3)(i)          3(A)              Registration Statement No. 333-51613 (Filed with SEC on
                                           May 1, 1998; see Exhibit 4(C) therein)

         (3)(ii)         3(B)              Quarterly Report on Form 10-Q (filed with SEC on May 15,
                                           1997; see Exhibit 3 therein)

         (4)             4(A)              Contained in Exhibit Binder

         (4)             4(B)              Contained in Exhibit Binder

         (4)             4(C)              Contained in Exhibit Binder

         (4)             4(D)              Contained in Exhibit Binder

         (4)             4(E)              Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1998; see Exhibit 4(F) therein)

        Exhibit No.
        Under Reg.       Form 10-K
        S-K, Item 601    Exhibit No.       Description of Exhibit

         (4)             4(F)              Indenture dated as of September 15, 1993 between
                                           Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston),
                                           as Trustee ("1993 Senior Indenture") (including Table of Contents and cross-reference sheet)

         (4)             4(G)              Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture

         (4)             4(H)              Form of 6.60% Notes due 2004 issued in the aggregate principal amount of $200,000,000 under the 1993 Senior Indenture

         (4)             4(I)              First Supplemental Indenture dated March 15, 1996 between
                                           Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as
                                           successor Trustee under the 1993 Senior Indenture

         (4)             4(J)              Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented

         (4)             4(K)              Second Supplemental Indenture dated February 26, 1999 between
                                           Progressive and State Street Bank and Trust Company, as Trustee,
                                           supplementing and amending the 1993 Senior Indenture

         (4)             4(L)              Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993
                                           Senior Indenture, as amended and supplemented

        Exhibit No.
        Under Reg.       Form 10-K         If Incorporated by Reference, Documents with Which
        S-K, Item 601    Exhibit No.       Exhibit was Previously Filed with SEC

         (4)             4(F)              Registration Statement No. 333-48935 (Filed  with SEC on
                                           March 31, 1998; see Exhibit 4.1 therein)




         (4)             4(G)              Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1999; see Exhibit 4(H) therein)

         (4)             4(H)              Contained in Exhibit Binder


         (4)             4(I)              Registration Statement No. 333-0175 (Filed with SEC on
                                           March 15, 1996; see Exhibit 4.2 therein)



         (4)             4(J)              Quarterly Report on Form 10-Q (Filed with SEC on July
                                           31, 1996; see Exhibit 4 therein)


         (4)             4(K)              Current Report on Form 8-K (Filed with SEC on February
                                           26, 1999; see Exhibit 4.4 therein)


         (4)             4(L)              Current Report on Form 8-K (Filed with SEC on February
                                           26, 1999; see Exhibit 4.5 therein)


        Exhibit No.
        Under Reg.       Form 10-K
        S-K, Item 601    Exhibit No.       Description of Exhibit

        (10)(i)          10(A)             Construction Agreements dated November 3, 1997 between Progressive
                                           Casualty Insurance Company and HCB Contractors

        (10)(i)          10(B)             Construction Agreement dated April 6, 1998 between Progressive
                                           Casualty Insurance Company and the Whiting-Turner Construction
                                           Company for the Corporate Office Complex in Mayfield Village, Ohio

        (10)(i)          10(C)             Development Agreement by and between G.P. Ohio, L.L.C. (as
                                           "Developer") and Progressive Casualty Insurance Company (as
                                           "Progressive")

        (10)(ii)         10(D)             Aircraft Purchase Agreement

        (10)(ii)         10(E)             Aircraft Management Agreement

        (10)(iii)        10(F)             The Progressive Corporation 1997 Gainsharing Plan


        (10)(iii)        10(G)             The Progressive Corporation 1999 Gainsharing Plan


        (10)(iii)        10(H)             The Progressive Corporation 2000 Gainsharing Plan

        (10)(iii)        10(I)             The Progressive Corporation 1997 Executive Bonus Plan


        (10)(iii)        10(J)             The Progressive Corporation 1999 Executive Bonus Plan

        Exhibit No.
        Under Reg.       Form 10-K         If Incorporated by Reference, Documents with Which
        S-K, Item 601    Exhibit No.       Exhibit was Previously Filed with SEC

        (10)(i)          10(A)             Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1998; see Exhibit 10(A) therein)

        (10)(i)          10(B)             Quarterly Report on Form 10-Q (Filed with SEC on August
                                           14, 1998; see Exhibit 10 therein)


        (10)(i)          10(C)             Contained in Exhibit Binder



        (10)(ii)         10(D)             Contained in Exhibit Binder

        (10)(ii)         10(E)             Contained in Exhibit Binder

        (10)(iii)        10(F)             Annual Report on Form 10-K (Filed with SEC on March 31,
                                           1997; see Exhibit 10(B) therein)

        (10)(iii)        10(G)             Annual Report on Form 10-K (filed with SEC on March 27,
                                           1999; see Exhibit 10(D) therein)

        (10)(iii)        10(H)             Contained in Exhibit Binder

        (10)(iii)        10(I)             Annual Report on Form 10-K (Filed with SEC on March 31,
                                           1997; see Exhibit 10(D) therein)

        (10)(iii)        10(J)             Annual Report on Form 10-K (filed with SEC on March 27,
                                           1999; see Exhibit 10(F) therein)

        Exhibit No.
        Under Reg.       Form 10-K
        S-K, Item 601    Exhibit No.       Description of Exhibit

        (10)(iii)        10(K)             The Progressive Corporation Directors Deferral Plan (Amendment and
                                           Restatement), as further amended on October  25, 1996

        (10)(iii)        10(L)             The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July  1, 1992 and February 5, 1993)

        (10)(iii)        10(M)             The Progressive Corporation 1998 Directors' Stock Option Plan


        (10)(iii)        10(N)             The Progressive Corporation 1990 Directors'
                                           Stock Option Plan (Amended and Restated
                                           as of April 24, 1992 and as further amended on
                                           July 1, 1992)

        (10)(iii)        10(O)             Agreement dated March 11, 1996 with Bruce W. Marlow


        (10)(iii)        10(P)             The Progressive Corporation 1995 Incentive Plan

        (10)(iii)        10(Q)             The Progressive Corporation Executive Deferred
                                           Compensation Plan (Amended and Restated as of January 1, 1997), as
                                           further amended December 1, 1997


        (10)(iii)        10(R)             Third Amendment to The Progressive Corporation Executive Deferred
                                           Compensation Plan dated December 1, 1998

        (10)(iii)        10(S)             The Progressive Corporation Executive Deferred Compensation Trust
                                           (December 1, 1998 Amendment and Restatement)

        Exhibit No.
        Under Reg.       Form 10-K         If Incorporated by Reference, Documents with Which
        S-K, Item 601    Exhibit No.       Exhibit was Previously Filed with SEC

        (10)(iii)        10(K)             Quarterly Report on Form 10-Q (Filed with SEC on
                                           November 13, 1996; see Exhibit 10 therein)

        (10)(iii)        10(L)             Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1999; see Exhibit 10(H) therein)


        (10)(iii)        10(M)             Annual Report on Form 10-K/A-No. 1 (Filed with SEC on
                                           March 30, 1998; see Exhibit 10(H) therein)

        (10)(iii)        10(N)             Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1998; see Exhibit 10(I) therein)



        (10)(iii)        10(O)             Annual Report on Form 10-K (Filed with SEC on March 15,
                                           1996; see Exhibit 10(H) therein)

        (10)(iii)        10(P)             Contained in Exhibit binder

        (10)(iii)        10(Q)             Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1998; see Exhibit 10(M) therein)



        (10)(iii)        10(R)             Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1999; see Exhibit 10(O) therein)

        (10)(iii)        10(S)             Annual Report on Form 10-K (Filed with SEC on March 27,
                                           1999; see Exhibit 10(P) therein)

        Exhibit No.
        Under Reg.       Form 10-K
        S-K, Item 601    Exhibit No.       Description of Exhibit

        (10)(iii)        10(T)             Form of Non-Qualified Stock Option Agreement under The Progressive
                                           Corporation 1989 Incentive Plan (single award)

        (10)(iii)        10(U)             Form of Non-Qualified Stock Option Agreement under The Progressive
                                           Corporation 1989 Incentive Plan (multiple awards)

        (10)(iii)        10(V)             The Progressive Corporation 1999 Information Services Incentive
                                           Plan

         (11)            11                Computation of Earnings Per Share

         (13)            13                The Progressive Corporation 1999 Annual Report

         (21)            21                Subsidiaries of The Progressive Corporation

         (23)            23                Consent of Independent Accountants


         (24)            24                Powers of Attorney

         (27)            27                Financial Data Schedule



        Exhibit No.
        Under Reg.       Form 10-K         If Incorporated by Reference, Documents with Which
        S-K, Item 601    Exhibit No.       Exhibit was Previously Filed with SEC

        (10)(iii)        10(T)             Quarterly Report on Form 10-Q (Filed with SEC on May 1,
                                           1996; see Exhibit 10(B) therein)

        (10)(iii)        10(U)             Quarterly Report on Form 10-Q (Filed with SEC on May 1,
                                           1996; see Exhibit 10(C) therein)

        (10)(iii)        10(V)             Annual Report on Form 10-K (filed with SEC on March 27,
                                           1999; see Exhibit 10(S) therein)

         (11)            11                Contained in Exhibit Binder

         (13)            13                Contained in Exhibit Binder

         (21)            21                Contained in Exhibit Binder

         (23)            23                Incorporated herein by reference to page 29 of this
                                           Annual Report on Form 10-K

         (24)            24                Contained in Exhibit Binder

         (27)            27                These exhibits are contained in the EDGAR filing
                                           of the Annual Report on Form 10-K for the year ended
                                           December 31, 1999 only


No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.