Form 10-Q
period 2000-03-31
PROGRESSIVE CORP/OH/
filed 2000-05-11
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended                      March 31, 2000

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

      For the transition period from ________________ to _____________

Commission File Number                      1-9518

THE PROGRESSIVE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

(440) 461-5000

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No ___

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 73,039,381 outstanding at April 28, 2000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three months ended March 31,	2000	1999	% Change

(millions - except per share amounts)
Net Premiums Written	$1,639.7	$1,553.7	6

Revenues

Premiums earned	$1,521.0	$1,322.1	15

Investment income	90.7	74.7	21

Net realized gains (losses) on security sales	(15.4)	2.0	NM

Service revenues	5.2	11.2	(54)

Total revenues	1,601.5	1,410.0	14

Expenses

Losses and loss adjustment expenses	1,321.7	913.9	45

Policy acquisition costs	191.5	175.0	9

Other underwriting expenses	143.0	141.7	1

Investment expenses	1.7	2.1	(19)

Service expenses	5.5	10.0	(45)

Interest expense	19.9	16.8	18

Total expenses	1,683.3	1,259.5	34

Net Income (loss)

Income (loss) before income taxes	(81.8)	150.5	NM

Provision (benefit) for income taxes	(35.2)	45.2	NM

Net income (loss)	$(46.6)	$105.3	NM

Computation of Earnings Per Share

Basic:

Average shares outstanding	73.0	72.7	—

Per share	$(.64)	$1.45	NM

Diluted:

Average shares outstanding	73.0	72.7	—

Net effect of dilutive stock options	.9	2.0	(55)

Total equivalent shares	73.9	74.7	(1)

Per share[1]	$(.64)	$1.41	NM

      NM = Not Meaningful
[1] Since the Company reported a net loss for the three months ended March 31, 2000, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,

	2000	1999	1999

(millions)

Assets

Investments:

Available-for-sale:

Fixed maturities, at market (amortized cost:

$4,604.8, $4,646.7 and $4,650.9)	$4,500.7	$4,665.4	$4,532.7

Equity securities, at market

Preferred stocks (cost: $553.0, $361.5 and $425.4)	554.6	365.1	422.4

Common stocks (cost: $1,089.1, $647.5 and $1,127.8)	1,235.3	814.1	1,243.6

Short-term investments, at amortized cost (market: $264.5, $356.7 and $229.0)	264.5	356.7	229.0

Total investments	6,555.1	6,201.3	6,427.7

Cash	11.0	25.3	14.2

Accrued investment income	52.7	49.7	54.0

Premiums receivable, net of allowance for doubtful accounts of $40.4, $32.5 and $42.9	1,843.1	1,618.0	1,760.8

Reinsurance recoverables	250.6	281.8	254.7

Prepaid reinsurance premiums	93.0	78.8	88.3

Deferred acquisition costs	353.9	332.9	343.4

Income taxes	293.2	154.1	273.7

Property and equipment, net of accumulated depreciation of $260.2, $206.5 and $243.8	469.2	404.8	447.7

Other assets	52.7	29.2	40.2

Total assets	$9,974.5	$9,175.9	$9,704.7

Liabilities and Shareholders’ Equity

Unearned premiums	$2,904.8	$2,562.4	$2,781.4

Loss and loss adjustment expense reserves	2,591.6	2,192.0	2,416.2

Policy cancellation reserve	14.6	21.1	17.8

Accounts payable and accrued expenses	691.2	644.1	687.9

Debt	1,048.7	1,070.5	1,048.6

Total liabilities	7,250.9	6,490.1	6,951.9

Shareholders’ equity:

Common Shares, $1.00 par value (treasury shares of 10.1, 10.3 and 10.0)	73.0	72.8	73.1

Paid-in capital	485.5	465.5	481.6

Accumulated other comprehensive income:

Net unrealized appreciation (depreciation) on investment securities	28.5	122.8	(3.4)

Other	(9.0)	(9.0)	(9.0)

Retained earnings	2,145.6	2,033.7	2,210.5

Total shareholders’ equity	2,723.6	2,685.8	2,752.8

Total liabilities and shareholders’ equity	$9,974.5	$9,175.9	$9,704.7

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three months ended March 31,	2000	1999

(millions)
Cash Flows From Operating Activities

Net income (loss)	$(46.6)	$105.3

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	18.4	15.0

Net realized (gains) losses on security sales	15.4	(2.0)

Changes in:

Unearned premiums	123.4	232.7

Loss and loss adjustment expense reserves	175.4	3.4

Accounts payable and accrued expenses	31.2	46.2

Policy cancellation reserve	(3.2)	(8.0)

Prepaid reinsurance premiums	(4.7)	(1.1)

Reinsurance recoverables	4.1	(.8)

Premiums receivable	(82.3)	(161.8)

Deferred acquisition costs	(10.5)	(33.8)

Income taxes	(36.7)	33.7

Other, net	(2.7)	18.5

Net cash provided by operating activities	181.2	247.3

Cash Flows From Investing Activities

Purchases:

Available-for-sale: fixed maturities	(907.7)	(1,969.6)

equity securities	(265.9)	(194.5)

Sales:

Available-for-sale: fixed maturities	843.6	1,417.6

equity securities	180.2	67.6

Maturities, paydowns, calls and other:

Available-for-sale: fixed maturities	77.0	71.9

equity securities	13.0	2.4

Net (purchases) sales of short-term investments	(35.5)	85.2

(Receivable) payable on securities	(35.9)	15.9

Purchase of property and equipment	(38.3)	(43.3)

Net cash used in investing activities	(169.5)	(546.8)

Cash Flows From Financing Activities

Proceeds from exercise of stock options	3.6	6.4

Tax benefit from exercise of stock options	1.8	10.7

Proceeds from debt	—	293.7

Dividends paid to shareholders	(4.7)	(4.7)

Acquisition of treasury shares	(16.1)	(.3)

Other, net	.5	.4

Net cash provided by (used in) financing activities	(14.9)	306.2

Increase (decrease) in cash	(3.2)	6.7

Cash, January 1	14.2	18.6

Cash, March 31	$11.0	$25.3

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

      Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the results expected for the full year.

      Note 2 Supplemental Cash Flow Information — The Company did not pay any income taxes for the periods ended March 31, 2000 and 1999. Total interest paid was $16.5 million and $6.6 million for the periods ended March 31, 2000 and 1999, respectively.

      Note 3 Debt — Debt at March 31 consisted of:

	2000		1999

	Cost	Market Value	Cost	Market Value

6 5/8% Senior Notes	$293.7	$245.4	$293.7	$288.8

7.30% Notes	99.7	97.7	99.7	104.3

6.60% Notes	199.3	192.8	199.1	202.3

7% Notes	148.5	139.4	148.5	154.5

8 3/4% Notes	—	—	30.0	30.2

10% Notes	149.9	152.8	149.8	160.1

10 1/8% Subordinated Notes	149.9	152.9	149.7	160.4

Other Debt	7.7	7.7	—	—

	$1,048.7	$988.7	$1,070.5	$1,100.6

      Note 4 Comprehensive Income/Loss — Total comprehensive loss was $14.7 million for the quarter ended March 31, 2000, compared to comprehensive income of $115.4 million for the quarter ended March 31, 1999.

      Note 5 Dividends — On March 31, 2000, the Company paid a quarterly dividend of $.065 per Common Share to shareholders of record as of the close of business on March 10, 2000. The dividend was declared by the Board of Directors on February 4, 2000.

On April 21, 2000, the Board of Directors declared a quarterly dividend of $.065 per Common Share, payable June 30, 2000, to shareholders of record as of the close of business on June 9, 2000.

      Note 6 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The other lines of business include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection and directors’ and officers’ liability, and providing related services. All revenues are generated from external customers.

For the three months ended March 31,
(millions)
		2000				1999

			Pretax				Pretax

	Revenues		Profit	(Loss)	Revenues		Profit	(Loss)

Personal Lines	$1,414.0		$(143.0)		$1,227.8		$82.2

Other	112.2		7.5		105.5		10.5

Investments[1]	75.3		73.6		76.7		74.6

Interest Expense	—		(19.9)		—		(16.8)

	$1,601.5		$(81.8)		$1,410.0		$150.5

[1] Revenues represent recurring investment income and net realized gains on security sales; pretax profit is net of investment expenses.

      Note 7 Reclassifications — Certain amounts in the financial statements for prior periods were reclassified to conform with the 2000 presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the first quarter 2000, the Company incurred an operating loss, which excludes net realized gains and losses on security sales, of $36.6 million, or $.50 per share, compared to operating income of $104.0 million, or $1.39 per share, in the corresponding quarter of last year. The combined ratio (CR) was 108.9, compared to 93.1 for the first quarter 1999.

Net premiums written increased 6% over the first quarter 1999. During the quarter, the Company increased its auto rates an average of 3% overall. Premiums earned, which are a function of the amount of premiums written in the current and prior periods, increased 15% for the first quarter of 2000.

For the first quarter 2000, net premiums written in the Personal Lines business units, which write insurance for private passenger automobiles and recreation vehicles and represent 92% of the Company’s total premiums, grew 5% over the first quarter 1999. The Personal Lines CR was 110.1 for the first quarter 2000, compared to 93.3 a year ago. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agents and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). For the first quarter 2000, total net premiums written through Independent Agents and Strategic Alliance agency relationships decreased 4% to $1,191.9 million, compared to $1,245.7 million last year. Since July 1999, the Company raised rates in 41 states. The CR for the Agency channel was 109.1, compared to 91.0 last year. Direct business includes business written through 1-800-AUTO-PRO®, over the Internet and by the Strategic Alliances business unit on behalf of affinity groups. For the first quarter 2000, net premiums written on a Direct basis increased 58% to $324.7 million, compared to $205.5 million last year. The CR for the Direct channel was 114.6, compared to 110.0 last year. Sales generated via the Internet accounted for $39.9 million, or 12% of the Direct business, for the first quarter 2000, compared to $9.6 million and 5%, respectively, last year. Through these multiple distribution channels, the Company continues to write standard and preferred risks, which accounted for $774.9 million, or 51%, of the Company’s first quarter Personal Lines net premiums written, compared to $584.1 million, or 40%, in the first quarter last year.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, were 87% of premiums earned for the quarter, compared to 69% for the same period last year. Several factors contributed to the increase in losses. First, during the first quarter 2000, the Company experienced $107.8 million, or 7.1 points, of adverse loss reserve development relating to prior accidents years, compared to $26.2 million, or 2.0 points, of favorable development in the first quarter 1999. During the quarter, the Company moved to fully recognize the loss trends that are emerging. The second factor was that the Company decreased rates in the first half of 1999 in an attempt to raise its CR to 96 while achieving its growth target. As discussed above, the Company began raising rates in mid-1999. However, since nearly two-thirds of the policies are annual, achieving the full benefit of the rate increases may be a long, slow process. Lastly, loss trend accelerated at an unanticipated pace; consequently, loss costs rose faster than expected.

Policy acquisition costs and other underwriting expenses as a percentage of premiums earned were 22% and 24% in the first quarter 2000 and 1999, respectively. The expense ratio for the Agency channel was 20% for the first quarter 2000, compared to 21% for the first quarter 1999. Lower marketing expenses and gainsharing costs for the Agency channel contributed to the decrease. For the Direct business, the expense ratio was 31% and 39% for the first quarter 2000 and 1999, respectively. The decrease was driven by higher productivity in our Direct sales call centers, more efficient purchases of television media and an adjustment in our demographic targeting to focus more on drivers in age groups which have higher response rates.

Recurring investment income (interest and dividends) increased 21% for the quarter, reflecting an increase in the average investment portfolio and the pretax yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.3% and 6.2% for the quarters ended March 31, 2000 and 1999, respectively. The Company had net realized losses on security sales of $15.4 million for the quarter, compared to net realized gains of $2.0 million in the first quarter of 1999. At March 31, 2000, the Company’s portfolio had $43.7 million in total unrealized gains, compared to $5.4 million in unrealized losses at December 31, 1999.

The Company continues to invest in fixed maturity, equity and short-term securities. The majority of the portfolio was in short-term and intermediate-term, investment-grade fixed-maturity securities ($4,257.1 million, or 64.9% of the portfolio, at March 31, 2000, and $4,743.1 million, or 76.5%, at March 31, 1999). Long-term investment-grade fixed-maturity securities represented $288.2 million, or 4.4%, and $157.0 million, or 2.5%, of the total investment portfolio at March 31, 2000 and 1999, respectively. Non-investment-grade fixed-maturity securities were $219.9 million, or 3.4%, in 2000, and $122.0 million, or 2.0%, in 1999, and offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole. The duration of the fixed-income portfolio was 2.8 years at March 31, 2000, compared to 3.0 years at March 31, 1999.

A portion of the investment portfolio is invested in equity securities. Common stocks represented $1,235.3 million, or 18.8% of the portfolio, in 2000, compared to $814.1 million, or 13.1%, in 1999. The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. Common stock investments also include partnership investments (1.7% in both 2000 and 1999), equity investments in term trust certificates, the common shares of closed-end bond funds, which have the risk/reward characteristics of the underlying bonds (3.5% in 2000, compared to 1.0% in 1999), and foreign equities (0% in 2000, compared to 1.8% in 1999). Preferred stocks represented $554.6 million, or 8.5% of the portfolio, in 2000, compared to $365.1 million, or 5.9%, in 1999.

Derivative instruments held or issued for purposes other than trading are used to manage the risks and enhance the returns of the available-for-sale portfolio. At March 31, 2000, the Company had other than trading derivative instruments, with a net market value of $(3.4) million (notional value of $220.1 million), compared to other than trading derivative instruments with net market values of $(.3) million (notional value of $52.8 million) at March 31, 1999.

Derivative instruments are also used for trading purposes. At March 31, 2000 the Company had long trading positions in forwards, calls and futures with net market values of $.1 million (notional value of $368.3 million) offset by comparably matched short derivative positions. In addition, the Company had a short treasury forward with a market value of $(.7) million (notional value of $635.0 million). At March 31, 1999, the Company had short trading positions in calls with a market value of $(4.1) million (notional value of $64.5 million).

As of March 31, 2000, the Company had open investment funding commitments of $34.4 million.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 2000, operations generated a positive cash flow of $181.2 million. During the first quarter 2000, the Company repurchased 272,500 of its Common Shares in the open market, at an average cost of $58.09 per share (excluding 5,361 Common Shares repurchased to offset obligations under various employee benefit plans). In addition, in connection with the share repurchase program, the Company sold put options during the quarter and received $.5 million in net proceeds.

The Company has substantial capital resources and is unaware of any trends, events or circumstances that are reasonably likely to affect its capital resources in a material way. The Company believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company is currently constructing a corporate office complex in Mayfield Village, Ohio at an estimated cost of $132.5 million, of which $73.0 million has been paid through March 31, 2000, including $7.2 million paid in the first quarter 2000. The first building was completed in May 1999. The next two buildings were completed in the first quarter of 2000. The parking garage and fourth building are scheduled to be completed in October 2000. The fifth building is scheduled to be completed in the first quarter of 2001. The project is being funded through operating cash flows.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Certain matters in this quarterly report on Form 10-Q may be considered forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; legislative and regulatory developments; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; court decisions and trends in litigation and health care costs; and other matters described from time to time by the Company in other documents filed with the United States Securities and Exchange Commission. The Company assumes no obligation to update the information in this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2000 the duration of the fixed income portfolio was 2.8 years, compared to 3.0 years at December 31, 1999. At March 31, 2000, the weighted average beta of the equity portfolio was .97, compared to .89 at December 31, 1999. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1999.

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the April 21, 2000 Annual Meeting of Shareholders of the Company, 64,529,448 Common Shares were represented in person or by proxy.

At the meeting, the shareholders elected the five directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

Jeffrey D. Kelly	2002	63,772,671	756,777

Charles B. Chokel	2003	63,707,583	821,865

Stephen R. Hardis	2003	63,743,458	785,990

Janet Hill	2003	63,748,730	780,718

Norman S. Matthews	2003	63,761,165	768,283

The following are the directors whose terms continued after the Annual Meeting:

Director	Term Expires

B. Charles Ames	2001

Peter B. Lewis	2001

Glenn M. Renwick	2001

Donald B. Shackelford	2001

Milton N. Allen	2002

James E. Bennett III	2002

Charles A. Davis	2002

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

See exhibit index on page 12.

(b)	Reports on Form 8-K during the quarter ended March 31, 2000:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date:	May 11, 2000	BY:	/s/ W. THOMAS FORRESTER
W. Thomas Forrester
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Form 1O-Q
Under Reg.	Exhibit
S-K, Item 601	No.	Description of Exhibit

(27)	27	Financial Data Schedule for the period ended March 31, 2000