Form 10-Q
period 2000-06-30
PROGRESSIVE CORP/OH/
filed 2000-08-14
CIK 80661

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   June 30, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                          1-9518
                      ----------------------------------------------------------

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

Common Shares, $1.00 par value:   73,274,664 outstanding at July 31, 2000

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    Financial Statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                            Three Months                            Six Months
                                                  ------------------------------------  -----------------------------------------
Periods Ended June 30,                               2000           1999     % Change      2000           1999          % Change
--------------------------------------------------------------------------------------  -----------------------------------------
(millions - except per share amounts)

NET  PREMIUMS WRITTEN                             $ 1,674.0      $ 1,608.4       4      $ 3,313.7      $ 3,162.1             5
                                                  ========================              ========================
REVENUES

Premiums earned                                   $ 1,579.9      $ 1,404.6      12      $ 3,100.9      $ 2,726.7            14
Investment income                                      94.1           86.0       9          184.8          160.7            15
Net realized gains (losses) on security sales         (26.2)          16.7      NM          (41.6)          18.7            NM
Service revenues                                        5.0           12.2     (59)          10.2           23.4           (56)
Other income                                             --            5.2      NM             --            5.2            NM
                                                  ------------------------              ------------------------
    Total revenues                                  1,652.8        1,524.7       8        3,254.3        2,934.7            11
                                                  ------------------------              ------------------------
EXPENSES

Losses and loss adjustment expenses                 1,332.1        1,004.7      33        2,653.8        1,918.6            38
Policy acquisition costs                              197.2          186.4       6          388.7          361.4             8
Other underwriting expenses                           129.4          140.3      (8)         272.4          282.0            (3)
Investment expenses                                     2.2            2.5     (12)           3.9            4.6           (15)
Service expenses                                        5.3           10.0     (47)          10.8           20.0           (46)
Interest expense                                       20.0           20.1      --           39.9           36.9             8
                                                  ------------------------              ------------------------
    Total expenses                                  1,686.2        1,364.0      24        3,369.5        2,623.5            28
                                                  ------------------------              ------------------------
NET INCOME (LOSS)

Income (loss) before income taxes                     (33.4)         160.7      NM         (115.2)         311.2            NM
Provision (benefit) for income taxes                  (19.3)          48.6      NM          (54.5)          93.8            NM
                                                  ------------------------              ------------------------
Net income (loss)                                    ($14.1)     $   112.1      NM         ($60.7)     $   217.4            NM
                                                  ========================              ========================
COMPUTATION OF EARNINGS PER SHARE
Basic:

Average shares outstanding                             73.1           72.9      --           73.1           72.8            --
                                                  ========================              ========================
          Per share                                   ($.19)     $    1.54      NM          ($.83)     $    2.99            NM
                                                  ========================              ========================
Diluted:
Average shares outstanding                             73.1           72.9      --           73.1           72.8            --
Net effect of dilutive stock options                    1.2            1.9     (37)           1.0            1.9           (47)
                                                  ========================              ========================
      Total equivalent shares                          74.3           74.8      (1)          74.1           74.7            (1)
                                                  ========================              ========================
           Per share(1)                               ($.19)     $    1.50      NM          ($.83)     $    2.91            NM
                                                  ========================              ========================

NM = Not Meaningful

(1)Since the Company reported a net loss for the three months and six months ended June 30, 2000, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                           June 30,                   December 31,
                                                                             ------------------------------        -----------------
                                                                                      2000         1999                     1999
------------------------------------------------------------------------------------------------------------------------------------
(millions)
ASSETS

Investments:

    Available-for-sale:
         Fixed maturities, at market (amortized cost:
             $4,609.3, $4,816.9 and $4,650.9)                                        $4,518.6     $4,763.2                 $4,532.7
         Equity securities, at market
             Preferred stocks (cost: $618.1, $393.1 and  $425.4)                        619.1        389.6                    422.4
             Common stocks (cost: $1,051.2, $882.9 and $1,127.8)                      1,206.8      1,074.2                  1,243.6
    Short-term investments, at amortized cost
           (market:  $711.9, $153.1 and  $229.0)                                        711.9        153.1                    229.0
                                                                             ------------------------------        -----------------
         Total investments                                                            7,056.4      6,380.1                  6,427.7
Cash                                                                                      8.9         20.8                     14.2
Accrued investment income                                                                48.6         54.7                     54.0
Premiums receivable, net of allowance for doubtful accounts of
    $39.8, $34.7 and $42.9                                                            1,898.0      1,766.5                  1,760.8
Reinsurance recoverables                                                                247.3        270.4                    254.7
Prepaid reinsurance premiums                                                             99.4         81.4                     88.3
Deferred acquisition costs                                                              361.4        355.4                    343.4
Income taxes                                                                            309.3        203.6                    273.7
Property and equipment, net of accumulated depreciation of
    $277.2, $216.8 and $243.8                                                           479.4        420.1                    447.7
Other assets                                                                             44.1         57.3                     40.2
                                                                             ------------------------------        -----------------
             Total assets                                                           $10,552.8     $9,610.3                 $9,704.7
                                                                             ==============================        =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Unearned premiums                                                                    $3,005.3     $2,768.8                 $2,781.4
Loss and loss adjustment expense reserves                                             2,773.1      2,242.0                  2,416.2
Policy cancellation reserve                                                              15.5         20.1                     17.8
Accounts payable and accrued expenses                                                   979.7        775.5                    687.9
Debt                                                                                  1,048.9      1,040.6                  1,048.6
                                                                             ------------------------------        -----------------
         Total liabilities                                                            7,822.5      6,847.0                  6,951.9
                                                                             ------------------------------        -----------------
Shareholders' equity:
    Common Shares, $1.00 par value
         (treasury shares of  9.9, 10.2 and 10.0)                                        73.2         72.9                     73.1
    Paid-in capital                                                                     497.6        471.2                    481.6
      Accumulated comprehensive income:
       Net unrealized appreciation (depreciation) on investment securities               42.9         87.2                     (3.4)
       Other                                                                             (9.0)        (9.0)                    (9.0)
    Retained earnings                                                                 2,125.6      2,141.0                  2,210.5
                                                                             ------------------------------        -----------------
         Total shareholders' equity                                                   2,730.3      2,763.3                  2,752.8
                                                                             ------------------------------        -----------------
             Total liabilities and shareholders' equity                             $10,552.8     $9,610.3                 $9,704.7
                                                                             ==============================        =================


See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended June 30,                                                    2000             1999
----------------------------------------------------------------------------------------------------
(millions)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                      ($  60.7)        $  217.4
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
             Depreciation and amortization                                     37.8             30.5
             Net realized (gains) losses on security sales                     41.6            (18.7)
             Gain on sale of property and equipment                              --             (5.2)
         Changes in:
             Unearned premiums                                                223.9            439.1
             Loss and loss adjustment expense reserves                        356.9             53.4
             Accounts payable and accrued expenses                             30.1            128.5
             Policy cancellation reserve                                       (2.3)            (9.0)
             Prepaid reinsurance premiums                                     (11.1)            (3.7)
             Reinsurance recoverables                                           7.4             10.6
             Premiums receivable                                             (137.2)          (310.3)
             Deferred acquisition costs                                       (18.0)           (56.3)
             Income taxes                                                     (60.6)             3.9
             Other, net                                                         4.2              (.3)
                                                                           -------------------------
                  Net cash provided by operating activities                   412.0            479.9
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases:
         Available-for-sale:  fixed maturities                             (1,676.1)        (4,199.5)
                              equity securities                              (510.7)          (591.0)
    Sales:
         Available-for-sale:  fixed maturities                              1,469.4          3,354.8
                              equity securities                               361.6            231.2
    Maturities, paydowns, calls and other:
         Available-for-sale:  fixed maturities                                206.9            169.5
                              equity securities                                27.1              2.4
    Net (purchases) sales of short-term investments                          (482.9)           296.9
    Payable on securities                                                     261.7             53.1
    Purchases of property and equipment                                       (66.9)           (78.8)
    Sale of property and equipment                                               --             12.1
    Purchase of subsidiary, net of cash acquired                                 --             (5.7)
                                                                           -------------------------
                  Net cash used in investing activities                      (409.9)          (755.0)
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from exercise of stock options                                    10.3              8.7
    Tax benefit from exercise of stock options                                  6.8             14.1
    Proceeds from debt                                                           --            293.7
    Payments on debt                                                             --            (30.0)
    Dividends paid to shareholders                                             (9.5)            (9.4)
    Acquisition of treasury shares                                            (16.1)             (.3)
    Other, net                                                                  1.1               .5
                                                                           -------------------------
         Net cash provided by (used in) financing activities                   (7.4)           277.3
                                                                           -------------------------
    Increase (decrease) in cash                                                (5.3)             2.2
    Cash, January 1                                                            14.2             18.6
                                                                           -------------------------
    Cash, June 30                                                          $    8.9         $   20.8
                                                                           =========================

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


         NOTE 1 Basis of Presentation -- These financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 1999.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the results expected for the full year.

         NOTE 2 Supplemental Cash Flow Information -- The Company paid income taxes of $0 and $75.9 million for the six months ended June 30, 2000 and 1999, respectively. Total interest paid was $40.7 million and $31.9 million for the six months ended June 30, 2000 and 1999, respectively.

         NOTE 3 Debt -- Debt at June 30 consisted of:

                                                  2000                                 1999
                                    ---------------------------------    --------------------------------
                                                              Market                              Market
                                             Cost              Value              Cost             Value
                                    --------------    ---------------    --------------     -------------
6 5/8% Senior Notes                       $ 293.8             $238.9           $ 293.7           $ 272.4
7.30% Notes                                  99.7               97.0              99.7             100.8
6.60% Notes                                 199.3              189.4             199.1             198.5
7% Notes                                    148.6              133.9             148.5             146.3
10% Notes                                   149.9              152.0             149.8             158.2
10 1/8% Subordinated Notes                  149.9              152.1             149.8             158.5
Other Debt                                    7.7                7.7                --                --
                                    --------------    ---------------    --------------    --------------
                                         $1,048.9             $971.0          $1,040.6          $1,034.7
                                    ==============    ===============    ==============    ==============

         NOTE 4 Comprehensive Income/Loss -- Total comprehensive income (loss) was $.3 million and $76.5 million for the quarters ended June 30, 2000 and 1999, respectively, and $(14.4) million and $191.9 million for the six months ended June 30, 2000 and 1999, respectively.

         NOTE 5 Dividends -- On June 30, 2000, the Company paid a quarterly dividend of $.065 per Common Share to shareholders of record as of the close of business on June 9, 2000. The dividend was declared by the Board of Directors on April 21, 2000.

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

Periods ended June 30,
     (millions)

                                  Three Months                                       Six Months
                  ----------------------------------------------   ------------------------------------------------
                          2000                   1999                       2000                     1999
                  --------------------- ------------------------   ------------------------ -----------------------
                              Pretax                   Pretax                     Pretax                  Pretax
                              Profit                   Profit                     Profit                  Profit
                  Revenues     (Loss)    Revenues      (Loss)       Revenues      (Loss)     Revenues     (Loss)
                  ---------  ---------- -----------  -----------   -----------  ----------- ----------- -----------

Personal Lines    $1,464.2     ($82.6)    $1,310.0        $59.3      $2,878.2     ($225.6)    $2,537.8      $141.5
Other                120.7        3.5        112.0         21.3         232.9        11.0        217.5        31.8
Investments(1)        67.9       65.7        102.7        100.2         143.2       139.3        179.4       174.8
Interest Expense       --       (20.0)          --        (20.1)           --       (39.9)          --       (36.9)
                  ---------  ---------- -----------  -----------   -----------  ----------- ----------- -----------
                  $1,652.8    ($ 33.4)    $1,524.7       $160.7      $3,254.3     ($115.2)    $2,934.7      $311.2
                  =========  ========== ===========  ===========   ===========  =========== =========== ===========

1 Revenues represent recurring investment income and net realized gains on security sales; pretax profit is net of investment expenses.

         NOTE 7 Reclassifications -- Certain amounts in the financial statements for prior periods were reclassified to conform with the 2000 presentation.

ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.



RESULTS OF OPERATIONS

On a companywide basis, for the second quarter 2000, operating income, which excludes net realized gains and losses on security sales and nonrecurring items, was $4.0 million, or $.06 per share, compared to $98.5 million, or $1.32 per share, last year. Nonrecurring items in 2000 consist of $1.7 million, or $.02 per share, of severance costs primarily incurred due to the restructuring of the Company's organization at the general manager level. Nonrecurring items last year consisted of a $5.2 million, or $.05 per share, gain from the sale of the corporate aircraft and a $1.2 million, or $.01 per share, reserve for the wind-down of the Company's Canadian operations. The combined ratio was 105.0 for the second quarter 2000, compared to 94.8 for the second quarter 1999. Second quarter results include .7 points of catastrophe losses. For the six months ended June 30, 2000, operating loss was $32.6 million, or $.45 per share, compared to operating income of $202.5 million, or $2.71 per share, in 1999. The year-to-date combined ratio was 106.9, compared to 94.0 last year. The deterioration in results was due to several factors as discussed below.

The Company's Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 92% of the Company's total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-AUTO- PRO(R), the Internet and the Strategic Alliances business unit on behalf of affinity groups.

In addition to its Personal Lines business, the Company's other lines of business include writing insurance for small fleets of commercial vehicles, lenders' collateral protection, and directors' and officers' liability, and providing related services.

Underwriting results for the Company's Personal Lines, including its channel components, and the other lines of business for the periods ended June 30, were (dollars in millions):

                                          -------------------------------------  -------------------------------------
                                                      THREE MONTHS                           SIX MONTHS

                                          -------------------------------------  -------------------------------------
                                            2000          1999        Change       2000         1999         Change
                                          ----------    ---------   -----------  ---------    ---------     ----------
NET PREMIUMS WRITTEN
          Personal Lines - Agency          $1,192.5     $1,275.6       (7)%      $2,384.4     $2,521.3        (5)%
          Personal Lines - Direct             333.6        221.1       51%          658.3        426.6        54%
                                          ----------    ---------                ---------    ---------
               Total Personal Lines         1,526.1      1,496.7        2%        3,042.7      2,947.9         3%
          Other Lines                         147.9        111.7       32%          271.0        214.2        27%
                                          ----------    ---------                ---------    ---------
               Companywide                 $1,674.0     $1,608.4        4%       $3,313.7     $3,162.1         5%
                                          ==========    =========                =========    =========

NET PREMIUMS EARNED
          Personal Lines - Agency          $1,171.5     $1,138.8        3%       $2,327.9     $2,218.9         5%
          Personal Lines - Direct             292.7        171.2       71%          550.3        318.9        73%
                                          ----------    ---------                ---------    ---------
              Total Personal Lines          1,464.2      1,310.0       12%        2,878.2      2,537.8        13%
          Other Lines                         115.7         94.6       22%          222.7        188.9        18%
                                          ----------    ---------                ---------    ---------
               Companywide                 $1,579.9     $1,404.6       12%       $3,100.9     $2,726.7        14%
                                          ==========    =========                =========    =========

STANDARD/PREFERRED SALES AS
  A % OF PERSONAL LINES NPW                     52%          45%        --            52%          43%         --
                                          ==========    =========                =========    =========

INTERNET SALES AS % OF DIRECT
   BUSINESS NPW                                 14%           7%        --            13%           6%         --
                                          ==========    =========                =========    =========

PERSONAL LINES - AGENCY CR
      Loss & loss adjustment expense ratio     86.1         72.7    (13.4) pts.      87.6         71.2     (16.4) pts.
      Underwriting expense ratio               18.4         20.4      2.0 pts.       19.2         20.9       1.7 pts.
                                          ----------    ---------                ---------    ---------
                                              104.5         93.1    (11.4) pts.     106.8         92.1     (14.7) pts.
                                          ==========    =========                =========    =========
PERSONAL LINES - DIRECT CR
      Loss & loss adjustment expense ratio     81.4         71.0    (10.4) pts.      82.4         70.8     (11.6) pts.
      Underwriting expense ratio               28.8         39.9     11.1 pts.       29.8         39.7       9.9 pts.
                                          ----------    ---------                ---------    ---------
                                              110.2        110.9       .7 pts.      112.2        110.5      (1.7) pts.
                                          ==========    =========                =========    =========
PERSONAL LINES - TOTAL CR
        Loss & loss adjustment expense ratio   85.1         72.5    (12.6) pts.      86.6         71.1     (15.5) pts.
        Underwriting expense ratio             20.5         23.0      2.5 pts.       21.2         23.3       2.1 pts.
                                          ----------    ---------                ---------    ---------
                                              105.6         95.5    (10.1) pts.     107.8         94.4     (13.4) pts.
                                          ==========    =========                =========    =========
OTHER LINES - CR
      Loss & loss adjustment expense ratio     73.3         58.2    (15.1) pts.      71.9         60.0     (11.9) pts.
      Underwriting expense ratio               23.4         27.0      3.6 pts.       22.9         27.7       4.8 pts.
                                          ----------    ---------                ---------    ---------
                                               96.7         85.2    (11.5) pts.      94.8         87.7      (7.1) pts.
                                          ==========    =========                =========    =========
COMPANYWIDE GAAP CR
      Loss & loss adjustment expense ratio     84.3         71.5    (12.8) pts.      85.6         70.4     (15.2) pts.
      Underwriting expense ratio               20.7         23.3      2.6 pts.       21.3         23.6       2.3 pts.
                                          ----------    ---------                ---------    ---------
                                              105.0         94.8    (10.2) pts.     106.9         94.0    (12.9) pts.
                                          ==========    =========                ========     ========
COMPANYWIDE ACCIDENT YEAR
      Loss & loss adjustment expense ratio     84.0         73.8    (10.2) pts.      81.9         72.5     (9.4) pts.
                                          ==========    =========                ========     ========


The Agent channel net premiums written decreased primarily as a result of the rate increases filed by the Company in almost every state during the last 12 months. The Company's Direct channel net written premiums increased, albeit at a decreased rate. The conversion rate on direct quotes has declined very little, despite the rate increases taken. Brand awareness appears to have produced a relatively stable conversion rate. In addition, the Company continues to see an increase in the number of quotes generated via the Internet. Premiums earned are a function of the premiums written in the current and prior periods.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased for both the second quarter and first six months of 2000 in the Agent and Direct channel. These percentage increases were driven primarily by rate inadequacy, trend and loss reserves.

It appears that many of the rate increases taken by the Company during the last 12 months were insufficient. In many states, the rate increases raised new business rate levels more than renewal rate levels, leaving renewal rates relatively inadequate, thus requiring the Company to take further rate increases in a number of states. As noted in the following table, 61% of auto policies written in June 2000 are annual policies and, therefore, the Company will have rate inadequacy on future earned premium in some states for up to an additional six to nine months. The Company has plans currently in place to ensure that a majority of its new and renewal policies have six-month terms.

% OF NEW AUTO POLICIES WRITTEN IN JUNE WHICH ARE                 JUNE 2000         JUNE 1999
ANNUAL

          Agency                                                    58%               66%
          Direct                                                    68%               81%
              Total                                                 61%               69%

The second factor contributing to the increase in claims costs is the increase in severity trend that the Company is experiencing. Based on industry data from the National Association of Independent Insurers and review of other insurance company filings, it appears that the escalation in loss costs this year is impacting many other carriers as well. Although the Company's loss costs are increasing at a slower rate than earlier this year, the Company does not see these costs leveling off in the near future.

The third factor facing the Company is loss reserving. During the second quarter 2000, the Company experienced $5.3 million, or .3 points, of adverse loss reserve development relating to prior accidents years, compared to $31.9 million, or 2.3 points, of favorable development in the second quarter 1999. For the six months ended June 30, 2000, the Company experienced $113.1 million, or
3.7 points, of adverse loss reserve development relating to prior accident years, compared to $58.1 million, or 2.1 points, of favorable development for the same period last year. The Company conducts extensive quarterly reviews to help ensure that the Company is meeting its objective of maintaining adequate loss reserves.

Policy acquisition costs and other underwriting expenses were 20.7% and 23.3% of premiums earned for the second quarter 2000 and 1999, respectively, and 21.3% for the first six months of 2000, compared to 23.6% in 1999. The decrease in the Agent channel expenses was due to lower gainsharing costs and lower commission expenses as a result of our mix of business shifting toward more renewals, which has lower commission expenses associated with it. For the Direct business, the decrease was driven by higher productivity in our Direct sales call centers, more efficient purchases of television media and a greater percentage of renewal business, which has lower expenses associated with it.

Recurring investment income (interest and dividends) increased 9% for the quarter and 15% for the first six months, primarily reflecting an increase in the average investment portfolio. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.4% for both of the quarters ended June 30, 2000 and 1999 and 6.3% for the first six months of both 2000 and 1999. The Company had net realized losses on security sales of $26.2 million for the second quarter and $41.6 million for the first six months of 2000, compared to net realized gains of $16.7 million and $18.7 million, respectively, last year. During the second quarter 2000, the Company wrote down $9.8 million in one security that was determined to have an other than temporary decline in market value. At June 30, 2000, the Company's portfolio had $65.9 million in total unrealized gains, compared to $5.4 million in unrealized losses at December 31, 1999.

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio is as follows (dollars in millions):

                                          -----------------------------------      --------------------------------
                                                    June 30, 2000                           June 30, 1999
                                          -----------------------------------      --------------------------------
Fixed Maturities:
     Investment-Grade:
         Short/Intermediate Term                    $4,766.6           67.5%             $4,302.1            67.5%
         Long Term                                     245.7            3.5%                409.2             6.4%
     Non-Investment-Grade                              218.2            3.1%                205.0             3.2%

Equity Securities:
     Common Stocks                                   1,206.8           17.1%              1,074.2            16.8%
     Preferred Stocks                                  619.1            8.8%                389.6             6.1%
                                          ------------------- ---------------      ---------------  ---------------

                        Total Portfolio             $7,056.4          100.0%             $6,380.1           100.0%
                                          =================== ===============      ===============  ===============

The non-investment-grade fixed-maturity securities offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

The duration of the fixed-income portfolio was 2.9 years at June 30, 2000, compared to 3.2 years at June 30, 1999.

The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. Common stock investments also include partnership investments ($121.1 million in 2000, compared to $85.2 million in 1999), equity investments in term trust certificates, the common shares of closed-end bond funds, which have the risk/reward characteristics of the underlying bonds ($237.0 million in 2000, compared to $181.0 million in 1999), and foreign equities ($0 in 2000, compared to $74.9 million in 1999).

Derivative instruments held or issued for purposes "other than trading" are used to manage the risks and enhance the returns of the available-for-sale portfolio. At June 30, 2000, the Company had no open other-than-trading derivative instruments, compared to other-than-trading derivative instruments with net market values of $(2.9) million (notional value of $136.8 million) at June 30, 1999.

Derivative instruments are also used for trading purposes. At June 30, 2000, the Company had a long trading position in futures with a market value of $0 million (notional value of $100 million) offset by comparably matched short futures position. In addition, the Company had short trading positions in forwards and puts with net market values of $(1.4) million (notional values of $648 million). At June 30, 1999, the Company had short trading positions in calls with a market value of $0 million (notional value of $9.5 million).

As of June 30, 2000, the Company had open investment funding commitments of $30.9 million.

FINANCIAL CONDITION

Progressive's insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 2000, operations generated a positive cash flow of $412.0 million. During the first six months of 2000, 272,500 Common Shares were repurchased at an average cost of $58.09 per share. In addition, in connection with the share repurchase program, the Company sold put options during the first six months and received $1.1 million in net proceeds.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company is currently constructing a corporate office complex in Mayfield Village, Ohio at an estimated cost of $130.7 million, of which $87.4 million has been paid through June 30, 2000, including $14.4 million paid in the second quarter 2000. The first building was completed in May 1999. The next two buildings were completed in the first quarter of 2000. The parking garage and fourth building are scheduled to be completed in October 2000. The fifth building is scheduled to be completed in the first quarter of 2001. The project is being funded through operating cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2000, the duration of the financial instruments subject to interest rate risk was 2.9 years, compared to 3.0 years at December 31, 1999. At June 30, 2000, the weighted average beta of the equity portfolio was .98, compared to .89 at December 31, 1999. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)        Exhibits:

                             See exhibit index on page 15.

                  (b) Reports on Form 8-K during the quarter ended June 30, 2000: None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE PROGRESSIVE CORPORATION
                                        ---------------------------
                                        (Registrant)






Date:   August 14, 2000            BY:    /s/ W. Thomas Forrester
      -----------------                ----------------------------------------
                                          W. Thomas Forrester
                                          Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

     Exhibit No.           Form 10-Q
     Under Reg.             Exhibit
    S-K. Item 601             No.            Description of Exhibit
    -------------          ----------        ----------------------



        (27)                  27             Financial Data Schedule for the six
                                             months ended June 30, 2000