Form 10-Q
period 2000-09-30
PROGRESSIVE CORP/OH/
filed 2000-11-13
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission File Number 1-9518

THE PROGRESSIVE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

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

Common Shares, $1.00 par value: 73,454,821 outstanding at October 31, 2000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months

Periods Ended September 30,	2000	1999	% Change	2000	1999	% Change

(millions - except per share amounts)

Net Premiums Written	$1,560.4	$1,581.0	(1)	$4,874.1	$4,743.1	3

Revenues

Premiums earned	$1,615.5	$1,459.2	11	$4,716.4	$4,185.9	13

Investment income	99.2	88.5	12	284.0	249.2	14

Net realized gains (losses) on security sales	32.3	22.2	45	(9.3)	40.9	NM

Service revenues	5.0	15.3	(67)	15.2	38.7	(61)

Other income	—	—	—	—	5.2	NM

Total revenues	1,752.0	1,585.2	11	5,006.3	4,519.9	11

Expenses

Losses and loss adjustment expenses	1,317.9	1,110.0	19	3,971.7	3,028.6	31

Policy acquisition costs	198.4	190.3	4	587.1	551.7	6

Other underwriting expenses	125.9	144.6	(13)	398.3	426.6	(7)

Investment expenses	3.4	2.5	36	7.3	7.1	3

Service expenses	5.5	13.9	(60)	16.3	33.9	(52)

Interest expense	19.8	19.7	1	59.7	56.6	5

Total expenses	1,670.9	1,481.0	13	5,040.4	4,104.5	23

Net Income (Loss)

Income (loss) before income taxes	81.1	104.2	(22)	(34.1)	415.4	NM

Provision (benefit) for income taxes	22.3	30.2	(26)	(32.2)	124.0	NM

Net income (loss)	$58.8	$74.0	(21)	$(1.9)	$291.4	NM

Computation of Earnings Per Share

Basic:

Average shares outstanding	73.3	73.0	—	73.1	72.9	—

Per share	$.80	$1.01	(21)	$(.03)	$4.00	NM

Diluted:

Average shares outstanding	73.3	73.0	—	73.1	72.9	—

Net effect of dilutive stock options	1.0	1.6	(38)	1.1	1.8	(39)

Total equivalent shares	74.3	74.6	—	74.2	74.7	(1)

Per share(1)	$.79	$.99	(20)	$(.03)	$3.90	NM

      NM = Not Meaningful

(1)	Since the Company reported a net loss for the nine months ended September 30, 2000, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.

      See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,

	2000	1999	1999

(millions)

Assets

Investments:

Available-for-sale:

Fixed maturities, at market (amortized cost:

$4,939.8, $4,876.1 and $4,650.9)	$4,907.1	$4,802.4	$4,532.7
Equity securities, at market

Preferred stocks (cost: $705.7, $351.6 and $425.4)	710.9	353.4	422.4

Common stocks (cost: $1,097.1, $987.3 and $1,127.8)	1,202.9	1,070.6	1,243.6
Short-term investments, at amortized cost

(market: $244.1, $125.0 and $229.0)	244.1	125.0	229.0

Total investments	7,065.0	6,351.4	6,427.7

Cash	19.2	8.6	14.2

Accrued investment income	60.0	50.1	54.0

Premiums receivable, net of allowance for doubtful accounts of $41.2, $39.7 and $42.9	1,829.1	1,854.1	1,760.8

Reinsurance recoverables	248.1	264.0	254.7

Prepaid reinsurance premiums	100.5	86.6	88.3

Deferred acquisition costs	349.9	365.6	343.4

Income taxes	281.7	250.8	273.7

Property and equipment, net of accumulated depreciation of $296.3, $234.9 and $243.8	496.4	439.7	447.7

Other assets	43.6	73.3	40.2

Total assets	$10,493.5	$9,744.2	$9,704.7

Liabilities and Shareholders’ Equity

Unearned premiums	$2,951.3	$2,895.7	$2,781.4

Loss and loss adjustment expense reserves	2,918.1	2,323.6	2,416.2

Policy cancellation reserve	15.7	19.7	17.8

Accounts payable and accrued expenses	764.3	701.7	687.9

Debt	1,049.1	1,040.8	1,048.6

Total liabilities	7,698.5	6,981.5	6,951.9

Shareholders’ equity:
Common Shares, $1.00 par value

(treasury shares of 9.8, 10.0 and 10.0)	73.3	73.1	73.1

Paid-in capital	501.6	480.0	481.6

Accumulated comprehensive income:

Net unrealized appreciation (depreciation) on investment securities	50.9	7.5	(3.4)

Other	(9.0)	(9.0)	(9.0)

Retained earnings	2,178.2	2,211.1	2,210.5

Total shareholders’ equity	2,795.0	2,762.7	2,752.8

Total liabilities and shareholders’ equity	$10,493.5	$9,744.2	$9,704.7

      See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2000	1999

(millions)

Cash Flows From Operating Activities

Net income (loss)	$(1.9)	$291.4

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	58.1	49.7

Net realized (gains) losses on security sales	9.3	(40.9)

Gain on sale of property and equipment	—	(5.2)

Changes in:

Unearned premiums	169.9	566.0

Loss and loss adjustment expense reserves	501.9	135.0

Accounts payable and accrued expenses	73.9	154.8

Policy cancellation reserve	(2.1)	(9.4)

Prepaid reinsurance premiums	(12.2)	(8.9)

Reinsurance recoverables	6.6	17.0

Premiums receivable	(68.3)	(397.9)

Deferred acquisition costs	(6.5)	(66.5)

Income taxes	(37.4)	(.3)

Tax benefit from exercise of stock options	7.4	19.8

Other, net	(1.7)	15.1

Net cash provided by operating activities	697.0	719.7

Cash Flows From Investing Activities

Purchases:

Available-for-sale:	fixed maturities	(3,131.6)	(5,502.1)

equity securities	(859.1)	(698.1)

Sales:

Available-for-sale:	fixed maturities	2,487.1	4,468.3

equity securities	610.8	289.8

Maturities, paydowns, calls and other:

Available-for-sale:	fixed maturities	308.6	291.6

equity securities	25.1	12.7

Net (purchases) sales of short-term investments	(15.1)	325.0

(Receivable) payable on securities	2.5	(68.6)

Purchases of property and equipment	(103.0)	(116.4)

Sale of property and equipment	—	12.1

Purchase of subsidiary, net of cash acquired	—	(5.7)

Net cash used in investing activities	(674.7)	(991.4)

Cash Flows From Financing Activities

Proceeds from exercise of stock options	13.4	11.8

Proceeds from debt	—	293.7

Payments on debt	—	(30.0)

Dividends paid to shareholders	(14.6)	(14.2)

Acquisition of treasury shares	(17.8)	(.3)

Other, net	1.7	.7

Net cash provided by (used in) financing activities	(17.3)	261.7

Increase (decrease) in cash	5.0	(10.0)

Cash, January 1	14.2	18.6

Cash, September 30	$19.2	$8.6

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

      The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the results expected for the full year.

      Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $0 and $105.7 million for the nine months ended September 30, 2000 and 1999, respectively. Total interest paid was $62.5 million and $48.4 million for the nine months ended September 30, 2000 and 1999, respectively.

      Note 3 Debt — Debt at September 30 consisted of:

	2000		1999

		Market		Market
	Cost	Value	Cost	Value

6 5/8% Senior Notes	$293.8	$241.8	$293.7	$264.8

7.30% Notes	99.7	96.7	99.7	100.1

6.60% Notes	199.4	196.4	199.2	196.9

7% Notes	148.5	139.0	148.5	144.8

10% Notes	150.0	151.0	149.9	156.5

10 1/8% Subordinated Notes	150.0	151.1	149.8	156.7

Other Debt	7.7	7.7	—	—

	$1,049.1	$983.7	$1,040.8	$1,019.8

      Note 4 Comprehensive Income/ Loss — Total comprehensive income (loss) was $66.8 million and $(5.7) million for the quarters ended September 30, 2000 and 1999, respectively, and $52.4 million and $186.2 million for the nine months ended September 30, 2000 and 1999, respectively.

      Note 5 Dividends — On September 30, 2000, the Company paid a quarterly dividend of $.07 per Common Share to shareholders of record as of the close of business on September 8, 2000. The dividend was declared by the Board of Directors on August 25, 2000.

On October 20, 2000, the Board of Directors declared a quarterly dividend of $.07 per Common Share. The dividend is payable December 31, 2000, to shareholders of record as of the close of business on December 8, 2000.

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

Periods ended September 30,

     (millions)

	Three Months				Nine Months

	2000		1999		2000		1999

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines	$1,488.7	$(32.0)	$1,361.0	$(3.6)	$4,366.9	($257.6)	$3,898.8	$138.0

Other	131.8	4.8	113.5	19.3	364.7	15.8	331.0	51.0

Investments[1]	131.5	128.1	110.7	108.2	274.7	267.4	290.1	283.0

Interest Expense	—	(19.8)	—	(19.7)	—	(59.7)	—	(56.6)

	$1,752.0	$81.1	$1,585.2	$104.2	$5,006.3	($34.1)	$4,519.9	$415.4

[1]	Revenues represent recurring investment income and net realized gains/losses on security sales; pretax profit is net of investment expenses.

      Note 7 Reclassifications — Certain amounts in the financial statements for prior periods were reclassified to conform with the 2000 presentation.

      Note 8 New Accounting Standards — In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities,” which standardizes the accounting for derivative instruments and requires that all derivatives be recognized at fair value on the balance sheet. Changes in fair value are recorded in current period earnings or in other comprehensive income if the derivative transaction is a qualified cash flow hedge. The statement is effective for fiscal years beginning after June 15, 2000. The Company estimates that the net effect of all derivative transactions would not materially impact the Company’s financial position, cash flows or results of operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

On a companywide basis, for the third quarter 2000, operating income, which excludes net realized gains and losses on security sales, was $37.9 million, or $.51 per share, compared to $59.5 million, or $.80 per share, last year. The combined ratio was 101.7 for the third quarter 2000, compared to 99.0 for the third quarter 1999. For the nine months ended September 30, 2000, operating income was $5.3 million, or $.07 per share, compared to $262.0 million, or $3.51 per share, in 1999. The year-to-date combined ratio was 105.1, compared to 95.7 last year. The deterioration in results was due to several factors as discussed below.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 92% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-AUTO-PRO®, the Internet and the Strategic Alliances business unit on behalf of affinity groups.

In addition to its Personal Lines business, the Company’s other lines of business include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection, and directors’ and officers’ liability, and providing related services.

Underwriting results for the Company’s Personal Lines, including its channel components, and the other lines of business for the periods ended September 30, were (dollars in millions):

	THREE MONTHS				NINE MONTHS

	2000	1999	Change		2000	1999	Change

NET PREMIUMS WRITTEN (NPW)

Personal Lines — Agency	$1,081.3	$1,199.5	(10)%		$3,465.7	$3,720.8	(7)%

Personal Lines — Direct	339.7	277.2	23%		998.0	703.8	42%

Total Personal Lines	1,421.0	1,476.7	(4)%		4,463.7	$4,424.6	1%

Other Lines	139.4	104.3	34%		410.4	318.5	29%

Companywide	$1,560.4	$1,581.0	(1)%		$4,874.1	$4,743.1	3%

NET PREMIUMS EARNED

Personal Lines — Agency	$1,166.7	$1,163.1	—		$3,494.6	$3,382.0	3%

Personal Lines — Direct	322.0	197.9	63%		872.3	516.8	69%

Total Personal Lines	1,488.7	1,361.0	9%		4,366.9	3,898.8	12%

Other Lines	126.8	98.2	29%		349.5	287.1	22%

Companywide	$1,615.5	$1,459.2	11%		$4,716.4	$4,185.9	13%

STANDARD/ PREFERRED SALES AS

A % OF PERSONAL LINES NPW	55%	50%			53%	45%

INTERNET SALES AS % OF DIRECT

BUSINESS NPW	15%	9%			14%	7%

PERSONAL LINES — AGENCY CR

Loss & loss adjustment expense ratio	82.8	77.8	(5.0	) pts.	86.0	73.5	(12.5	) pts.

Underwriting expense ratio	18.1	20.3	2.2	pts.	18.8	20.7	1.9	pts.

	100.9	98.1	(2.8	) pts.	104.8	94.2	(10.6	) pts.

PERSONAL LINES — DIRECT CR

Loss & loss adjustment expense ratio	80.6	74.5	(6.1	) pts.	81.8	72.2	(9.6	) pts.

Underwriting expense ratio	26.3	38.6	12.3	pts.	28.5	39.3	10.8	pts.

	106.9	113.1	6.2	pts.	110.3	111.5	1.2	pts.

PERSONAL LINES — TOTAL CR

Loss & loss adjustment expense ratio	82.3	77.3	(5.0	) pts.	85.2	73.3	(11.9	) pts.

Underwriting expense ratio	19.9	23.0	3.1	pts.	20.7	23.2	2.5	pts.

	102.2	100.3	(1.9	) pts.	105.9	96.5	(9.4	) pts.

OTHER LINES — CR

Loss & loss adjustment expense ratio	72.8	58.9	(13.9	) pts.	72.3	59.6	(12.7	) pts.

Underwriting expense ratio	23.0	23.1	.1	pts.	22.9	26.3	3.4	pts.

	95.8	82.0	(13.8	) pts.	95.2	85.9	(9.3	) pts.

COMPANYWIDE GAAP CR

Loss & loss adjustment expense ratio	81.6	76.0	(5.6	) pts.	84.2	72.3	(11.9	) pts.

Underwriting expense ratio	20.1	23.0	2.9	pts.	20.9	23.4	2.5	pts.

	101.7	99.0	(2.7	) pts.	105.1	95.7	(9.4	) pts.

COMPANYWIDE ACCIDENT YEAR

Loss & loss adjustment expense ratio	82.8	76.2	(6.6	) pts.	82.2	73.8	(8.4	) pts.

The Agent channel net premiums written decreased primarily as a result of the rate increases filed by the Company in almost every state during the last 12 months as well as the shift in business to six-month terms. While the Agent business written premium decreased 10%, auto policies in force decreased only 5%. The Company’s Direct channel net written premiums increased, albeit at a decreased rate. The Direct business policies in force increased 56%. The quote volume on the Direct business remained steady for the quarter, but the actual conversion rate decreased. In addition, the Company continues to see an increase in the number of quotes generated via the Internet. Premiums earned are a function of the premiums written in the current and prior periods.

Claim costs, which represent actual and estimated future payments to or for our policyholders, as well as loss estimates for future assignments and assessments under state-mandated assigned risk programs, increased for both the third quarter and first nine months of 2000 in both the Agent and Direct channels. These percentage increases were driven primarily by three factors: rate inadequacy, trend and development in loss reserves.

It appears that many of the rate increases taken by the Company have been approved and implemented generally as the Company expected. The Company is generating underwriting profits on a year-to-date basis in about half of the states in which it writes business, with the remaining states still generating year-to-date combined ratios over 100, reflecting the Company’s failure to raise rates sufficiently to keep current with loss cost trends. In particular, two states, Florida and New York, represent significant challenges to the Company. It is estimated that the turnaround time to bring these states back to profitability will be considerably longer than in the other states. The Company will continue to monitor and adjust rates as needed to meet its financial goals. In addition, the Company is committed to ensure that a majority of its new and renewal policies have six-month terms as evidenced by the following table:

	SEPTEMBER	SEPTEMBER
% OF NEW AUTO POLICIES WRITTEN IN	2000	1999
SEPTEMBER WHICH ARE SEMIANNUAL
Agency	59%	36%

Direct	76%	26%

Total	65%	33%

The second factor contributing to the increase in claims costs is the increase in severity trend that the Company is experiencing. Based on industry data from the National Association of Independent Insurers and review of other insurance company filings, it appears that the escalation in loss costs this year is impacting many other carriers as well. Although the Company’s loss costs are increasing at a slower rate than earlier this year, the Company does not expect these costs to level off in the near future.

The third factor facing the Company is loss reserving. During the third quarter 2000, the Company experienced $20.1 million, or 1.2 points, of favorable loss reserve development relating to prior accidents years, compared to $3.0 million, or .2 points, in the third quarter 1999. About half of the current quarter development was in the Company’s U.S. auto business. For the nine months ended September 30, 2000, the Company experienced $93.0 million, or 2.0 points, of adverse loss reserve development relating to prior accident years, compared to $61.1 million, or 1.5 points, of favorable development for the same period last year. The Company conducts extensive quarterly reviews to help ensure that the Company is meeting its objective of maintaining adequate loss reserves. In addition, the Company is completing an in-depth review of its 350 claim offices countrywide to identify opportunities for loss improvement.

Policy acquisition costs and other underwriting expenses as a percent of premiums earned decreased in both the Agent and Direct channels during the quarter and first nine months of 2000. The decrease in the Agent channel expenses was due to lower gainsharing costs and lower commission expenses as a result of our mix of business shifting toward more renewals, which has lower commission expenses associated with it. For the Direct business, the decrease was driven by higher productivity in our Direct sales call centers, more efficient purchases of television media and a greater percentage of renewal business, which has lower expenses associated with it.

Recurring investment income (interest and dividends) increased 12% for the quarter and 14% for the first nine months, primarily reflecting an increase in the average investment portfolio. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.4% for both the quarter and first nine months of 2000, compared to 6.3% for the same periods last year. The Company had net realized gains on security sales of $32.3 million for the third quarter 2000, compared to $22.2 million last year. For the first nine months of 2000, the Company had $9.3 million of net realized losses, compared to net realized gains of $40.9 million last year. Included in net realized losses for 2000, are $22.4 million of write-downs on securities determined to have an other-than-temporary decline in market value; $12.6 million of the write-downs occurred during the third quarter 2000. At September 30, 2000, the Company’s portfolio had $78.3 million in total unrealized gains, compared to $5.4 million in unrealized losses at December 31, 1999.

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio is as follows (dollars in millions):

	September 30, 2000		September 30, 1999

Fixed Maturities:

Investment-Grade:

Short/Intermediate Term	$4,804.7	68.0%	$4,485.8	70.6%

Long Term	204.9	2.9%	229.3	3.6%

Non-Investment-Grade	141.6	2.0%	212.3	3.3%

Equity Securities:

Common Stocks	1,202.9	17.0%	1,070.6	16.9%

Preferred Stocks	710.9	10.1%	353.4	5.6%

Total Portfolio	$7,065.0	100.0%	$6,351.4	100.0%

The non-investment-grade fixed-maturity securities offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

The duration of the fixed-income portfolio was 3.3 years at September 30, 2000, compared to 3.0 years at September 30, 1999.

The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. Common stock investments also include partnership investments ($113.6 million in 2000, compared to $87.9 million in 1999), equity investments in term trust certificates, the common shares of closed-end bond funds, which have the risk/reward characteristics of the underlying bonds ($240.9 million in 2000, compared to $228.3 million in 1999), and foreign equities ($0 in 2000, compared to $85.4 million in 1999).

Derivative instruments held or issued for purposes “other than trading” are used to manage the risks and enhance the returns of the available-for-sale portfolio. At September 30, 2000, other-than-trading derivative instruments had a net market value of $(1.4) million (notional value of $28.2 million), compared to other-than-trading derivative instruments with net market values of $(2.3) million (notional value of $29.2 million) at September 30, 1999.

Derivative instruments are also used for trading purposes. At September 30, 2000, the Company had a matched long trading asset offset by a short trading position in futures with a market value of $.3 million (notional value of $33.0 million). In addition, the Company had derivative trading positions with net market values of $(.6) million (notional values of $113.1 million). At September 30, 1999, the Company had short trading positions in calls with a market value of $.2 million (notional value of $105.2 million).

As of September 30, 2000, the Company had open investment funding commitments of $40.3 million.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 2000, operations generated a positive cash flow of $697.0 million. During the first nine months of 2000, the Company spent $17.8 million to repurchase shares both in the open market and to offset benefit plan obligations. Year-to-date, the Company repurchased 272,500 Common Shares in the open market at an average cost of $58.09 per share; there were no open market purchases during the quarter. In addition, in connection with the share repurchase program, the Company sold put options during the first nine months and received $1.7 million in net proceeds, including $.6 million during the third quarter.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company is currently constructing a corporate office complex in Mayfield Village, Ohio at an estimated cost of $131.5 million, of which $109.8 million has been paid through September 30, 2000, including $22.4 million paid in the third quarter 2000. The first building was completed in May 1999. The next two buildings were completed in the first quarter of 2000. The parking garage and fourth building were completed in October 2000. The fifth building is scheduled to be completed in the first quarter of 2001. The project is being funded through operating cash flows.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; legislative and regulatory developments; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; court decisions and trends in litigation and health care costs; and other matters described from time to time by the Company in other documents filed with the United States Securities and Exchange Commission. The Company assumes no obligation to update the information in this quarterly report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2000, the duration of the financial instruments subject to interest rate risk was 3.3 years, compared to 3.0 years at December 31, 1999. At September 30, 2000, the weighted average beta of the equity portfolio was .95, compared to .89 at December 31, 1999. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 1999.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

                  (a)  Exhibits:

                       See exhibit index on page 15.

                  (b)  Reports on Form 8-K during the quarter ended September 30, 2000: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: November 13, 2000	BY: /s/ W. Thomas Forrester

W. Thomas Forrester Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Form 10-Q
Under Reg.	Exhibit
S-K. Item 601	No.	Description of Exhibit

(27)	27	Financial Data Schedule for the nine months ended September 30, 2000