Form 10-K
period 2000-12-31
PROGRESSIVE CORP/OH/
filed 2001-03-29
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

      (Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2000

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

(440)461-5000

(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2001: $6,007,223,974

The number of the registrant’s Common Shares, $1.00 par value, outstanding as of February 28, 2001: 73,683,916

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant’s Proxy Statement dated March 15, 2001, for the Annual Meeting of Shareholders to be held on April 20, 2001, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries’ (collectively, the “Company”) 2000 Annual Report to Shareholders (the “Annual Report”) contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation’s Proxy Statement dated March 15, 2001, for the Annual Meeting of Shareholders to be held on April 20, 2001 (the “Proxy Statement”) have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

PART I

      ITEM 1. BUSINESS

      (a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 76 subsidiaries and 2 mutual insurance company affiliates. The Progressive Corporation’s insurance subsidiaries and affiliates provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. The Company’s property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

(b)	Financial Information About Industry Segments
Incorporated by reference from Note 8, Segment Information, on page 38 of the Company's Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

(c)	Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products related to motor vehicles. Net premiums written were $6,196.1 million in 2000, compared to $6,124.7 million in 1999 and $5,299.7 million in 1998. The underwriting loss was 4.4% in 2000, compared to underwriting profit of 1.7% in 1999 and 8.4% in 1998.

Personal Lines

Of the approximately 220 United States insurance company groups writing private passenger auto insurance, the Company ranked fourth in size for 1999 based on volume and estimates that it held this position for 2000. For 2000, the estimated industry premiums written, which include personal auto insurance in the United States, were $121.9 billion, and Progressive’s share of this market was approximately 4.6%, compared to $118.6 billion and 4.8%, respectively, in 1999, and $117.3 billion and 4.2% in 1998. Except as otherwise noted, all industry data and Progressive’s market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.

The Company’s Personal Lines segment writes insurance for private passenger automobiles and recreation vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific market segment. Personal Lines accounted for 91% of total net premiums written in 2000 compared to 93% in both 1999 and 1998. The Company’s strategy is to build towards becoming a low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.

Private passenger automobile insurance is comprised of preferred, standard and nonstandard automobile risks. Standard and preferred automobile risks accounted for 54%, 47% and 35% of the Company’s total Personal Lines premiums in 2000, 1999 and 1998, respectively. The Company’s goal is to compete successfully in the standard and preferred market, which comprises about 80% of the United States’ personal automobile insurance market.

Nonstandard automobile insurance accounts for the remaining private passenger automobile insurance written by the Company. The size of the nonstandard automobile insurance market changes with the insurance environment and is estimated currently to be about 20% of the United States’ personal automobile insurance market. Volume potential is influenced by the actions of direct competitors, writers of standard and preferred automobile insurance and state-mandated involuntary plans. Approximately 390 nonstandard insurance companies, many of which are part of an affiliated group, compete for this business. The Company is a leading writer in the nonstandard auto market.

The Company’s specialty Personal Lines products include insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items. The Company’s competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company’s analysis of this market, the Company believes that it is one of the largest participants in the specialty personal lines market. Progressive has been the market share leader in the motorcycle product since 1998.

The Company launched a homeowners product in Arizona in March 2000. The Company expanded this product into Michigan in October 2000 and into Maryland and Texas in the first quarter of 2001. The Company is initially selling its homeowners insurance through a select number of independent agents. The Company recognizes that many consumers and agents prefer the convenience of placing their home and auto insurance with the same company. To minimize the overall exposure, the Company is reinsuring this product line through a 75% quota share agreement under which the Company has a 25% net retention.

The Personal Lines business is generated either by an Agent or written directly by the Company. The Agent channel includes business written by the Company’s network of more than 30,000 Independent Insurance Agencies, located throughout the United States, and through Strategic Alliance business relationships. The Independent Insurance Agencies have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain Company-mandated procedures. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The Agencies do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Strategic Alliances channel includes alliances with other insurance companies, financial institutions, employers and national brokerage agencies. In 2000, the total net premiums written through Independent Agents and Strategic Alliance agency relationships represented 77% of the Personal Lines volume, compared to 83% in 1999 and 89% in 1998. Direct business includes business written through 1-800-AUTO-PRO®, the Internet (progressive.com) and the Strategic Alliance business unit on behalf of affinity groups. Net premiums written in the Direct business were 23%, 17% and 11% of the Personal Lines volume in 2000, 1999 and 1998, respectively.

Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. The Company’s organization enables it to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. The Company’s business is organized into business areas: Agent, Direct (which includes the Internet business) and Claims Resolution. The Agent, Direct and Claims Resolution business areas are managed at a local level and structured into six regions, while Internet is managed at a national level. Each business has a business leader and a product team, with local managers at the state or regional level. Processing (such as customer service calls, direct sales calls and claims processing) is performed at seven regional sites in Albany, New York; Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Sacramento, California; Tampa, Florida; and Tempe, Arizona.

The Company’s executive officer team, which sets policy and makes key strategic decisions, includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer, Chief Human Resources Officer and Chief Communications Officer. The Company’s four Business Leaders (Agent, Direct, Internet and Claims Resolution) are also part of the executive team. The Business Leaders are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who discover and select Progressive through different distribution modes.

Other Businesses

The Company’s other lines of business include the Commercial Vehicle business unit, United Financial Casualty Company (UFCC), Professional Liability Group (PLG) and Motor Carrier business unit, which are organized by customer group and headquartered in Cleveland, Ohio. These businesses accounted for approximately 7% of total revenue in 2000. The choice of distribution channel is driven by each customer group’s buying preference and service needs. Distribution channels include independent agents, financial institutions, vehicle dealers and company-employed sales forces. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions. Most of these businesses operate in markets that are declining in size.

The Commercial Vehicle business unit provides monoline insurance which covers automobiles and trucks owned by small businesses for primary liability, physical damage and other supplementary insurance coverages. Based on the Company’s analysis of this market, the Company competes for this business on a nationwide basis with approximately 150 other companies. The Company estimates that it is one of the largest monoline commercial auto carriers.

UFCC primarily provides physical damage insurance and related tracking services to protect the commercial or retail lender’s interest in collateral which is not otherwise insured against these risks. The principal product offered is collateral protection insurance for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks are UFCC’s largest customer group for these services. This business also serves savings and loan institutions, finance companies and credit unions. According to the Company’s analysis of this market, numerous companies offer these products and none of them has a dominant market share.

PLG’s principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program is sponsored by the American Bankers Association. Additionally, the Company provides similar coverages for credit unions and savings and loan institutions. The risk and premium on these coverages are also reinsured by various reinsurance entities. PLG represented less than one-half percent of the Company’s total 2000 net premiums written.

The Motor Carrier business unit primarily processes business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary markets. The Motor Carrier business unit processes CAIP business in 26 states. As a CAIP servicing carrier, this business unit processes over 50% of the premiums in the CAIP market and assumes no indemnity risk. It competes with 2 other providers nationwide.

Competitive Factors

The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claim handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. While the Company relies heavily on technology and extensive data gathering and analysis to segment markets and price according to risk potential, some competitors merely price their coverage at rates set lower than the Company’s published rates. By avoiding extensive data gathering and analysis, these competitors incur lower underwriting expenses. The Company has remained competitive by closely managing expenses and achieving operating efficiencies, and by refining its risk measurement and price segmentation skills. In addition, the Company offers prices for a wide spectrum of risks and seeks to offer a wider array of payment plans, limits of liability and deductibles than its competitors. Superior customer service, claim adjusting and strong brand recognition are also important factors in the Company’s competitive strategy.

Licenses

The Company operates under licenses issued by various insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kind of insurance coverages which may be written in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses which are material to the Company’s business are in good standing.

Insurance Regulation

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the subsidiaries is licensed and subject to regulation in each of the 50 states and certain U.S. possessions. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company’s insurance subsidiaries and affiliates are domiciled in the states of Arizona, California, Colorado, Illinois, Florida, Louisiana, Michigan, Mississippi, Missouri, New York, Ohio, Pennsylvania, Tennessee, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates. Most jurisdictions prohibit rates that are “excessive, inadequate or unfairly discriminatory.”

Insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to make periodic and other examinations of regulated insurers’ financial condition and operations to monitor financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations.

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions involving insurers and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the “Dividends” discussion in Item 5(c) for further information on these dividend limitations.

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from insurer insolvencies. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks which are not insurable in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets, and the identity of the regulator, as a general rule, the regulators prefer that annual net premiums written be not more than three times the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

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

In 1999, Congress passed the Gramm-Leach-Bliley Act of 1999 (“GLB”), which among other things places new requirements on financial institutions, including insurance companies, designed to protect the “nonpublic personal information” of consumers. GLB requires each financial institution to provide to its customers a copy of the institution’s privacy policy at the commencement and at least annually during the term of the customer relationship. Subject to certain exceptions, GLB prohibits a financial institution from disclosing to nonaffiliated third parties any nonpublic personal information pertaining to its consumers, unless the financial institution first provides to its consumers a copy of its privacy policy and gives the consumers an opportunity to “opt out” of such disclosures. Various states have enacted or are expected to enact privacy legislation or regulations which may impose additional requirements. The Company is undertaking efforts to comply with such laws and regulations.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has adversely affected, and may in the future adversely affect, the profitability and growth of the subsidiaries’ automobile insurance business in those jurisdictions, and may limit the subsidiaries’ ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries’ ability to price automobile insurance adequately may occur in the future. The impact of these regulatory changes on the subsidiaries’ businesses cannot be predicted.

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

The Company files statutory-based financial statements with state insurance departments in all states in which the Company is licensed. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes, known as the Codification guidance, will be recorded as a direct adjustment to statutory surplus. The effect of adoption is expected to increase statutory surplus by approximately $300 million; the Company expects that statutory surplus after adoption will continue to be in excess of the regulatory risk-based capital requirements.

Statutory Accounting Principles

The Company’s results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Specifically, under GAAP:

1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2.	Certain assets are included in the consolidated balance sheets, but are charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, furniture and equipment and prepaid expenses.

3.	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4.	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP. Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

5.	Costs for computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

6.	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company’s investment portfolio, at market value, was $6,983.3 million at December 31, 2000, compared to $6,427.7 million at December 31, 1999. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains on security sales, before expenses and taxes, was $402.1 million in 2000, compared to $387.9 million in 1999 and $306.2 million in 1998. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 42 through 46 of the Company’s Annual Report.

Employees

The number of employees, excluding temporary employees, at December 31, 2000, was 19,490.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of the Company’s insurance subsidiaries. Total loss reserves are established at a level that is intended to represent the middle of the reasonable range of loss reserve estimates. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 2000, 1999 and 1998 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2000	1999	1998

Balance at January 1	$2,416.2	$2,188.6	$2,146.6

Less reinsurance recoverables on unpaid losses	216.0	242.8	279.1

Net balance at January 1	2,200.2	1,945.8	1,867.5

Incurred related to:

Current year	5,203.6	4,286.2	3,560.5

Prior years	75.8	(29.8)	(184.2)

Total incurred	5,279.4	4,256.4	3,376.3

Paid related to:

Current year	3,447.7	2,919.2	2,376.0

Prior years	1,246.6	1,082.8	922.0

Total paid	4,694.3	4,002.0	3,298.0

Net balance at December 31	2,785.3	2,200.2	1,945.8

Plus reinsurance recoverable on unpaid losses	201.1	216.0	242.8

Balance at December 31	$2,986.4	$2,416.2	$2,188.6

The reconciliation above shows $75.8 million of adverse development, which emerged during 2000, in the 2000 liability and a positive emergence of $29.8 million shown in the 1999 liability, based on information known as of December 31, 2000 and December 31, 1999, respectively. Prior to 2000, the Company’s reserves developed conservatively. Beginning in 1999 and continuing throughout 2000, the Company experienced an increase in severity trends which led to adverse development on prior accident years in 2000, as compared to 1999 and 1998.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED	1990	1991	1992	1993	1994³	1995

LIABILITY FOR UNPAID

LOSSES AND LAE¹	$791.6	$861.5	$956.4	$1,012.4	$1,098.7	$1,314.4
PAID (CUMULATIVE) AS OF:
One year later	322.4	353.4	366.8	417.0	525.3	593.0

Two years later	490.8	518.8	520.0	589.8	706.4	838.9

Three years later	570.4	583.2	598.2	664.1	810.6	960.1

Four years later	600.0	617.6	632.8	709.9	857.1	1,057.1

Five years later	613.6	635.8	658.6	729.8	892.7	1,092.5

Six years later	624.7	651.2	669.7	742.2	909.7	—

Seven years later	631.1	656.2	676.0	752.8	—	—

Eight years later	634.7	659.7	682.3	—	—	—

Nine years later	638.6	662.8	—	—	—	—

Ten years later	640.8	—	—	—	—	—

LIABILITY RE-ESTIMATED

AS OF:
One year later	748.8	810.0	857.9	869.9	1,042.1	1,208.6

Two years later	726.5	771.9	765.5	837.8	991.7	1,149.5

Three years later	712.7	718.7	737.4	811.3	961.2	1,118.6

Four years later	683.7	700.1	725.2	794.6	940.6	1,137.7

Five years later	666.3	695.1	717.3	782.9	945.5	1,153.3

Six years later	664.8	692.6	711.1	780.1	952.7	—

Seven years later	664.5	688.2	709.2	788.6	—	—

Eight years later	661.4	687.9	714.6	—	—	—

Nine years later	660.4	690.3	—	—	—	—

Ten years later	665.9	—	—	—	—	—

CUMULATIVE REDUNDANCY

(DEFICIENCY)	$125.7	$171.2	$241.8	$223.8	$146.0	$161.1

PERCENTAGE²	15.9	19.9	25.3	22.1	13.3	12.3

[Additional columns below]

[Continued from above table, first column(s) repeated]

YEAR ENDED	1996	1997	1998	1999	2000

LIABILITY FOR UNPAID

LOSSES AND LAE¹	$1,532.9	$1,867.5	$1,945.8	$2,200.2	$2,785.3
PAID (CUMULATIVE) AS OF:
One year later	743.6	922.0	1,082.8	1,246.5

Two years later	1,034.5	1,289.6	1,487.9

Three years later	1,266.1	1,474.9	—

Four years later	1,351.1	—	—

Five years later	—	—	—

Six years later	—	—	—

Seven years later	—	—	—

Eight years later	—	—	—

Nine years later	—	—	—

Ten years later	—	—	—

LIABILITY RE-ESTIMATED
AS OF:
One year later	1,429.6	1,683.3	1,916.0	2,276.0

Two years later	1,364.5	1,668.5	1,910.6

Three years later	1,432.3	1,673.1	—

Four years later	1,451.0	—	—

Five years later	—	—	—

Six years later	—	—	—

Seven years later	—	—	—

Eight years later	—	—	—

Nine years later	—	—	—

Ten years later	—	—	—

CUMULATIVE REDUNDANCY

(DEFICIENCY)	$81.9	$194.4	$35.2	$(75.8)

PERCENTAGE²	5.3	10.4	1.8	(3.4)

¹ Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

² Cumulative redundancy/(deficiency) ÷ liability for unpaid losses and LAE.

³ In 1994, based on a review of its total loss reserves, the Company eliminated its $71.0 million “supplemental reserve.”

The above table presents the development of balance sheet liabilities for 1990 through 1999. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2000 the companies had paid $662.8 million of the currently estimated $690.3 million of losses and LAE that had been incurred through the end of 1991; thus an estimated $27.5 million of losses incurred through 1991 remain unpaid as of the current financial statement date.

The “Cumulative Redundancy/(Deficiency)” represents the aggregate change in the estimates over all prior years. For example, the 1990 liability has developed conservatively by $125.7 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 8 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each “cumulative redundancy/(deficiency)” amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1993, but incurred in 1990, will be included in the “cumulative redundancy/deficiency” amount for years 1990, 1991 and 1992. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the 1991 through 2000 Consolidated Annual Statements, as filed with the state insurance departments, and Schedules O and P filed for years prior to 1991. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

      (d) Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States. The Company ceased writing new business in Canada in 1999.

ITEM 2. PROPERTIES

The Company’s corporate office complex is located on a 42-acre parcel in Mayfield Village, Ohio. This complex contains approximately 624,800 square feet and is owned by a subsidiary.

The Company also owns seven other buildings in suburbs adjoining the corporate office complex (excluding the buildings described in the following paragraph), four buildings in Tampa, Florida, and a building in each of the following cities: Tempe, Arizona; Ft. Lauderdale, Florida; Albany, New York; Tigard, Oregon; Plymouth Meeting, Pennsylvania; and Austin, Texas. Four of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 1,450,000 square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These locations are occupied by the Company’s business units or other operations and are not segregated by industry segment. In addition, the Company owns two buildings in Tampa, Florida that are currently for sale, which are partially leased to non-affiliates.

The Company has constructed a corporate office complex in Mayfield Village, Ohio, near the site of its corporate headquarters, containing a total of approximately 732,300 square feet, and a parking garage, at an estimated cost of $129.0 million. As of December 31, 2000, $119.1 million has been paid. The first building was completed in May 1999. The next two buildings were completed in the first quarter of 2000. The parking garage and fourth building were completed in the fourth quarter of 2000. The fifth building was completed in the first quarter of 2001. The construction project is being funded through operating cash flows.

The Company leases approximately 435,800 square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases 395 claim offices, consisting of approximately 1,975,000 square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects that it will need additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

Incorporated by reference from Note 7, Litigation, on page 37 of the Company’s Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in Part III of this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information

The Company’s Common Shares are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.

					Dividends
Year	Quarter	High	Low	Close	Per Share

2000	1	$85.75	$45.00	$76.06	$.065

	2	100.00	60.00	74.00	.065

	3	85.38	62.25	81.88	.070

	4	111.00	69.63	103.63	.070

		$111.00	$45.00	$103.63	$.270

1999	1	$174.25	$115.44	$143.50	$.065

	2	152.13	127.38	145.00	.065

	3	144.94	81.50	81.69	.065

	4	97.63	68.50	73.13	.065

		$174.25	$68.50	$73.13	$.260

The closing price of the Company’s Common Shares on February 28, 2001 was $99.00.

      (b) Holders

There were 3,733 shareholders of record on February 28, 2001.

      (c) Dividends

Statutory policyholders’ surplus was $2,177.0 million and $2,258.9 million at December 31, 2000 and 1999, respectively. Generally, under state insurance laws, the net admitted assets of insurance subsidiaries available for transfer to a corporate parent are limited to those net admitted assets, as determined in accordance with SAP, which exceed minimum statutory capital requirements. At December 31, 2000, $285.0 million of consolidated statutory policyholders’ surplus represents net admitted assets of the insurance subsidiaries that are required to meet minimum statutory surplus requirements in the subsidiaries’ states of domicile. Furthermore, state insurance laws limit the amount that can be paid as a dividend or other distribution in any given year without prior regulatory approval and adequate policyholders’ surplus must be maintained to support premiums written. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends to the corporate parent of $171.0 million in 2001 out of statutory policyholders’ surplus, without prior approval from regulatory authorities.

      (d) Repurchases

In April 1996, the Board of Directors authorized the repurchase of up to 6,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company. There have been 751,992 shares repurchased under this authorization as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

(millions — except per share amounts)

	For the years ended December 31,

	2000	1999	1998	1997	1996

Total revenues	$6,771.0	$6,124.2	$5,292.4	$4,608.2	$3,478.4

Operating income	55.4	266.7	449.3	336.0	309.1

Net income	46.1	295.2	456.7	400.0	313.7

Per share:

Operating income¹	.75	3.58	6.01	4.46	4.12

Net income¹	.62	3.96	6.11	5.31	4.14

Dividends	.270	.260	.250	.240	.230

Total assets	10,051.6	9,704.7	8,463.1	7,559.6	6,183.9

Debt outstanding	748.8	1,048.6	776.6	775.9	775.7

¹ Presented on a diluted basis. In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) 128 “Earnings Per Share,” and, as a result, restated prior periods per share amounts, if applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 42 through 46 of the Company’s 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 above. Additional information is incorporated by reference from the Company’s Annual Report on pages 52 and 53.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company’s Annual Report, pages 26 through 41 and pages 47 through 55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to all of the directors and the individuals who have been nominated for election as directors at the 2001 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Election of Directors” in the Proxy Statement, pages 2 through 4.

Information relating to executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

		Offices Held and
Name	Age	Last Five Years' Business Experience

Peter B. Lewis	67	Chairman of the Board; President prior to January 2001; Chief Executive Officer during 2000 and prior to January 1999; Chief Executive Officer — Insurance Operations during 1999; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant prior to March 2000

Glenn M. Renwick	45	President and Chief Executive Officer since January 2001; Chief Executive Officer —Insurance Operations during 2000; Chief Information Officer from January 1998 to March 2000; Consumer Marketing Process Leader from March 1996 to December 1997; Director of Consumer Marketing prior to March 1996; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant since March 2000

Alan R. Bauer	48	Internet Business Leader since January 1999; International/Internet Officer from December 1996 to December 1998; Independent Agent Marketing Process Leader from March 1996 to December 1996; West Division President prior to March 1996

Jeffrey W. Basch	42	Vice President since December 1999; Chief Accounting Officer

Charles E. Jarrett	43	Secretary of the Registrant since February 2001; Chief Legal Officer since November 2000; Partner at Baker & Hostetler LLP, which is the principal outside law firm of the Registrant, prior to November 2000

W. Thomas Forrester	52	Chief Financial Officer and Treasurer since January 1999; Ownership Process Leader from March 1996 to December 1998; Central States Division President prior to April 1996

Thomas A. King	41	Vice President since December 1999; Corporate Controller since March 1998; General Manager of Minnesota and Wisconsin prior to March 1998

Moira A. Lardakis	49	Chief Communications Officer since January 1999; Community Manager Support Process Leader during 1998; General Manager of Ohio Business Unit from March 1996 to December 1997; Ohio Division President prior to March 1996

Brian J. Passell	44	Claims Business Leader since January 1999; General Manager of Pennsylvania from March 1996 to December 1998; New York Division Claim Manager prior to March 1996

Tiona M. Thompson	50	Chief Human Resources Officer

		Offices Held and
Name	Age	Last Five Years' Business Experience

Raymond M. Voelker	37	Chief Information Officer since April 2000; Information Technology Executive — Claims and Infrastructure Technologies from December 1999 to March 2000; Claims Technology Executive from January 1999 to November 1999; Information Systems Executive — Call Center Technology from September 1997 to December 1998; Information Systems Executive — Operations prior to September 1997

Richard H. Watts	46	Direct Business Leader since January 2000; General Manager of Northeast Ohio prior to January 2000

Robert T. Williams	44	Agent Business Leader since April 2000; Chief Pricing/Product Officer from January 1999 to March 2000; Product Process Leader during 1998; General Manager of New York Business Unit from March 1996 to December 1997; New York Division President prior to April 1996; Manager of Special Lines prior to March 1997

Update on Former Executive Officer. Effective March 19, 2001, Charles B. Chokel, the Company's former Executive Vice-President and Chief Investments and Capital Officer, accepted a position with another company.

Section 16(a) Beneficial Ownership Reporting Compliance. The February 4, 1999, purchase of 500 shares by James E. Bennett III was reported in a Form 4 filed on August 2, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled “Executive Compensation,” pages 11 through 23.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” pages 8 through 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy statement entitled “Election of Directors — Certain Relationships and Related Transactions,” pages 5 and 6.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)(1)	Listing of Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s Annual Report, are incorporated by reference in Item 8:

Report of Independent Accountants

Consolidated Statements of Income — For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets — December 31, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Supplemental Information*

*Not covered by Report of Independent Accountants.

(a)(2)	Listing of Financial Statement Schedules

The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Accountants and Consent of Independent Accountants are included in Item 14(d):

Schedules

Report of Independent Accountants

Consent of Independent Accountants

Schedule I — Summary of Investments - Other than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule VI — Supplemental Information Concerning Property — Casualty Insurance Operations

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

(a)(3)	Listing of Exhibits

See exhibit index contained herein at pages 33 through 37. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(C) through (10)(U).

(b) Reports on Form 8-K

On December 21, 2000, the Registrant filed a Current Report on Form 8-K, dated December 15, 2000, reporting certain changes in the senior management of the Registrant.

(c) Exhibits

The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

(d) Financial Statement Schedules

The response to this portion of Item 14 is located at pages 24 through 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

March 29, 2001	BY: /s/ Glenn M. Renwick

Glenn M. Renwick Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Peter B. Lewis	Director, Chairman of the Board	March 29, 2001

Peter B. Lewis

/s/ Glenn M. Renwick	Director, President and Chief Executive Officer	March 29, 2001

Glenn M. Renwick

/s/ W. Thomas Forrester	Treasurer and Chief Financial Officer	March 29, 2001

W. Thomas Forrester

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 29, 2001

Jeffrey W. Basch

*	Director	March 29, 2001

Milton N. Allen

*	Director	March 29, 2001

B. Charles Ames

*	Director	March 29, 2001

James E. Bennett III

*	Director	March 29, 2001

Charles A. Davis

*	Director	March 29, 2001

Stephen R. Hardis

*	Director	March 29, 2001

Janet Hill

*	Director	March 29, 2001

Jeffrey D. Kelly

*	Director	March 29, 2001

Norman S. Matthews

*	Director	March 29, 2001

Donald B. Shackelford

*	CHARLES E. JARRETT, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By /s/ Charles E. Jarrett	March 29, 2001

Charles E. Jarrett Attorney-in-fact

ANNUAL REPORT ON FORM 10-K

ITEM 14(d)

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2000

THE PROGRESSIVE CORPORATION

MAYFIELD VILLAGE, OHIO

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders,
The Progressive Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 24, 2001 appearing in the 2000 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
January 24, 2001

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We hereby consent to the incorporation by reference in the Registration Statement on:

Form	Filing No.	Filing Date

S-8	333-41238	July 12, 2000

S-8	333-51613	May 1, 1998

S-8	333-25197	April 15, 1997

S-8	33-57121	December 29, 1994

S-8	33-64210	June 10, 1993

S-8	33-51034	August 20, 1992

S-8	33-46944	April 3, 1992

S-8	33-38793	February 4, 1991

S-8	33-38107	December 6, 1990

S-8	33-37707	November 9, 1990

S-8	33-33240	January 31, 1990

S-8	33-16509	August 14, 1987

of The Progressive Corporation of our report dated January 24, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 24, 2001 relating to the financial statement schedules, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 28, 2001

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

		December 31, 2000

			Amount At Which
			Shown In The
Type of Investment	Cost	Market Value	Balance Sheet

Fixed Maturities:

Available-for-sale:

United States Government and government agencies and authorities	$447.8	$450.7	$450.7

States, municipalities and political subdivisions	1,006.8	1,025.4	1,025.4

Asset-backed securities	2,187.1	2,204.5	2,204.5

Foreign government obligations	39.0	38.8	38.8

Corporate and other debt securities	1,052.3	1,055.8	1,055.8

Redeemable preferred stock	8.9	8.9	8.9

Total fixed maturities	4,741.9	4,784.1	4,784.1

Equity securities:

Common stocks:

Public utilities	10.1	10.5	10.5

Banks, trust and insurance companies	337.7	372.4	372.4

Industrial, miscellaneous and all other	793.5	815.8	815.8

Nonredeemable preferred stocks	806.3	813.7	813.7

Total equity securities	1,947.6	2,012.4	2,012.4

Short-term investments	186.8	186.8	186.8

Total investments	$6,876.3	$6,983.3	$6,983.3

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders’ equity at December 31, 2000.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,

	2000	1999	1998

Revenues

Dividends from subsidiaries*	$167.0	$95.4	$151.0

Intercompany investment income*	43.0	41.2	25.9

	210.0	136.6	176.9

Expenses
Interest expense	80.4	79.5	64.5

Other operating costs and expenses	1.3	.6	5.2

	81.7	80.1	69.7

Operating income and income before income taxes and other items below	128.3	56.5	107.2

Income tax benefit	(13.9)	(14.2)	(16.2)

Income before equity in undistributed earnings of subsidiaries	142.2	70.7	123.4

Equity in undistributed net income (loss) of consolidated subsidiaries*	(96.1)	224.5	333.3

Net income	$46.1	$295.2	$456.7

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	December 31,

	2000	1999

ASSETS

Investment in non-consolidated affiliates	$.4	$.4

Investment in subsidiaries*	3,085.2	3,076.0

Receivable from subsidiary*	550.9	745.7

Intercompany receivable*	21.3	—

Income taxes	—	12.9

Other assets	16.4	18.5

TOTAL ASSETS	$3,674.2	$3,853.5

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$42.1	$39.3

Intercompany payable*	—	20.5

Income taxes payable	20.8	—

Debt	741.5	1,040.9

Total liabilities	804.4	1,100.7

Shareholders’ equity:

Common Shares, $1.00 par value, authorized 300.0 shares, issued 83.1, including treasury shares of 9.6 and 10.0	73.5	73.1

Paid-in capital	511.2	481.6

Accumulated other comprehensive income:

Net unrealized appreciation (depreciation) of investment in equity securities of consolidated subsidiaries	69.5	(3.4)

Other	(4.8)	(9.0)

Retained earnings	2,220.4	2,210.5

Total shareholders’ equity	2,869.8	2,752.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,674.2	$3,853.5

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$46.1	$295.2	$456.7

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Equity in income of consolidated subsidiaries	(70.9)	(319.9)	(484.3)

Changes in:

Intercompany receivable or payable	(41.8)	30.4	(37.8)

Accounts payable and accrued expenses	2.8	6.4	9.3

Income taxes	33.7	6.8	9.2

Tax benefits from exercise of stock options	11.3	20.4	25.6

Other, net	1.9	2.5	(6.1)

Net cash provided by (used in) operating activities	(16.9)	41.8	(27.4)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additional investments in equity securities of consolidated subsidiaries	(28.3)	(90.2)	(124.1)

Dividends received from consolidated subsidiaries	167.0	95.4	151.0

Net cash provided by investing activities	138.7	5.2	26.9

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	18.6	12.6	11.5

Proceeds from Debt	—	293.7	—

Payments of Debt	(300.0)	(30.0)	—

Receivable from subsidiary	194.8	(304.6)	48.3

Dividends paid to shareholders	(19.8)	(19.0)	(18.1)

Acquisition of treasury shares	(17.8)	(.6)	(42.6)

Other, net	2.4	.9	1.4

Net cash provided by (used in) financing activities	(121.8)	(47.0)	.5

Change in cash	—	—	—

Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant’s 2000 Annual Report.

STATEMENTS OF CASH FLOWS — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $13.8 million in 2000, and $116.5 million and $235.9 million in 1999 and 1998, respectively. Total interest paid was $81.1 million for 2000 and $72.4 million for 1999 and $63.8 million in 1998.

DEBT — Debt at December 31 consisted of:

	2000		1999

		Market		Market
(millions)	Cost	Value	Cost	Value

6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	$293.8	$257.4	$293.7	$254.1

7.30% Notes due 2006 (issued: $100.0, May 1996)	99.7	102.4	99.7	98.0

6.60% Notes due 2004 (issued: $200.0, January 1994)	199.4	200.3	199.3	193.7

7% Notes due 2013 (issued: $150.0, October 1993)	148.6	144.6	148.5	138.8

10% Notes due 2000 (issued: $150.0, December 1988)	—	—	149.9	154.3

10 1/8% Subordinated Notes due 2000 (issued: $150.0, December 1988)	—	—	149.8	154.5

	$741.5	$704.7	$1,040.9	$993.4

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. Market values are obtained from publicly quoted sources.

All debt is noncallable, except for the 6 5/8% Senior Notes which may be redeemed all or in part at any time, subject to a “make whole” provision; interest is payable semiannually.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant has the right to borrow up to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank’s base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. During 2000, the Company borrowed $2.5 million for one day at an average interest rate of 7%. The Registrant had no borrowings under this arrangement at December 31, 2000 and 1999.

Aggregate principal payments on debt outstanding at December 31, 2000 are $0 for 2001, 2002, and 2003, $200.0 for 2004 and $0 for 2005, and $550.0 million thereafter.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

INCOME TAXES —The Registrant files a consolidated Federal income tax return with all eligible subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts recoverable from the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable or Payable from Subsidiaries in the accompanying Condensed Balance Sheets.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES —The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2000	1999	1998

Unrealized gains (losses):

Available-for-sale: fixed maturities	$160.4	$(165.6)	$(7.2)

equity securities	(48.0)	(14.1)	(6.9)

Deferred income taxes	(39.5)	63.0	5.1

	$72.9	$(116.7)	$(9.0)

OTHER MATTERS —The information relating to incentive compensation plans is incorporated by reference from Note 6, Employee Benefit Plans, “Incentive Compensation Plans” on pages 36 and 37 of the Registrant’s 2000 Annual Report.

RECLASSIFICATIONS —Certain amounts in the financial statements for prior periods were classified to conform with the 2000 presentation.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

		Future
		policy		Other
		benefits,		policy
	Deferred	losses,		claims
	policy	claims and		and
	acquisition	loss	Unearned	benefits	Premium
Segment	costs(1)	expenses(1)	premiums(1)	payable(1)	revenue

Year ended December 31, 2000:

Personal Lines					$5,864.0

Other					484.4

Total	$309.9	$2,986.4	$2,636.5	$—	$6,348.4

Year ended December 31, 1999:

Personal Lines					$5,294.1

Other					389.5

Total	$343.4	$2,416.2	$2,781.4	$—	$5,683.6

Year ended December 31, 1998:

Personal Lines					$4,580.7

Other					367.3

Total	$299.1	$2,188.6	$2,329.7	$—	$4,948.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Benefits,	Amortization
		claims,	of deferred
		losses and	policy	Other	Net
	Investment	settlement	acquisition	operating	premiums
Segment	income(1)(2)	expenses	costs	expenses	written

Year ended December 31, 2000:

Personal Lines		$4,933.9	$720.7	$514.1	$5,651.5

Other		345.5	67.3	45.2	544.6

Total	$385.2	$5,279.4	$788.0	$559.3	$6,196.1

Year ended December 31, 1999:

Personal Lines		$4,002.7	$691.4	$536.8	$5,702.4

Other		253.7	53.6	47.0	422.3

Total	$340.7	$4,256.4	$745.0	$583.8	$6,124.7

Year ended December 31, 1998:

Personal Lines		$3,164.4	$610.6	$444.2	$4,922.3

Other		211.9	49.3	51.6	377.4

Total	$294.8	$3,376.3	$659.9	$495.8	$5,299.7

(1)	The Company does not allocate assets or investment income to operating segments.

(2)	Excluding investment expenses of $9.1 million in 2000, $9.5 million in 1999 and $7.4 million in 1998.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

			Assumed		Percentage
Year Ended		Ceded to	From		of Amount
		Other	Other		Assumed
December 31, 2000	Gross Amount	Companies	Companies	Net Amount	to Net

Premiums earned:

Property and liability	$6,547.0	$198.6	$—	$6,348.4	—

December 31, 1999

Premiums earned:

Property and liability	$5,853.5	$169.9	$—	$5,683.6	—

December 31, 1998

Premiums earned:

Property and liability	$5,100.5	$152.5	$—	$4,948.0	—

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY —CASUALTY INSURANCE
OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	Losses and Loss Adjustment		Paid Losses and
	Expenses Incurred Related to		Loss Adjustment
			Expenses

Year Ended	Current Year	Prior Years

December 31, 2000	$5,203.6	$75.8	$4,694.3

December 31, 1999	$4,286.2	$(29.8)	$4,002.0

December 31, 1998	$3,560.5	$(184.2)	$3,298.0

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 30, for the additional information required in Schedule VI.

EXHIBIT INDEX

Exhibit No.
Under Reg.	Form 10-K		If Incorporated by Reference, Documents with
S-K, Item 601	Exhibit No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(3)(i)	3(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation	Registration Statement No. 333-51613 (Filed with SEC on May 1, 1998; see Exhibit 4(C) therein)

(3)(ii)	3(B)	Code of Regulations of Progressive	Registration Statement No. 333-41238 (Filed with SEC on July 12, 2000; see Exhibit 4(d) therein)

(4)	4(A)	Indenture dated as of November 15, 1988 between Progressive and State Street Bank and Trust Company (successor in interest to Rhode Island Hospital Trust National Bank), as Trustee (“Subordinated Indenture”) (including Table of Contents and cross-reference sheet)	Annual Report on Form 10-K (Filed with SEC on March 30, 2000; see Exhibit 4(A) therein)

(4)	4(B)	Form of 10 1/8% Subordinated Notes due 2000 issued in the aggregate principal amount of $150,000,000 under the Subordinated Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 4(B) therein)

(4)	4(C)	Indenture dated as of November 15, 1988 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1988 Senior Indenture”) (including Table of Contents and cross-reference sheet)	Annual Report on Form 10-K (Filed with SEC on March 30, 2000; see Exhibit 4(C) therein)

(4)	4(D)	Form of 10% Notes due 2000 issued in the aggregate principal amount of $150,000,000 under the 1988 Senior Indenture	Annual Report on Form 10-K (Filed with SEC on March 30, 2000; see Exhibit 4(D) therein)

(4)	4(E)	$10,000,000 Unsecured Line of Credit with National City Bank (dated May 23, 1990; renewed May 20, 1992; amended February 1, 1994 and May 1, 1997)	Annual Report on Form 10-K (Filed with SEC on March 27, 1998; see Exhibit 4(F) therein)

EXHIBIT INDEX

Exhibit No.
Under Reg.	Form 10-K		If Incorporated by Reference, Documents with
S-K, Item 601	Exhibit No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(4)	4(F)	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including Table of Contents and cross-reference sheet)	Registration Statement No. 333-48935 (Filed with SEC on March 31, 1998; see Exhibit 4.1 therein)

(4)	4(G)	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 4(H) therein)

(4)	4(H)	Form of 6.60% Notes due 2004 issued in the aggregate principal amount of $200,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 4(H) therein)

(4)	4(I)	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-0175 (Filed with SEC on March 15, 1996; see Exhibit 4.2 therein)

(4)	4(J)	Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented	Contained in Exhibit Binder

(4)	4(K)	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee, supplementing and amending the 1993 Senior Indenture	Current Report on Form 8-K (Filed with SEC on February 26, 1999; see Exhibit 4.4 therein)

(4)	4(L)	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (Filed with SEC on February 26, 1999; see Exhibit 4.5 therein)

EXHIBIT INDEX

Exhibit No.
Under Reg.	Form 10-K		If Incorporated by Reference, Documents with
S-K, Item 601	Exhibit No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(i)	10(A)	Construction Agreement dated April 6, 1998 between Progressive Casualty Insurance Company and the Whiting-Turner Construction Company for the Corporate Office Complex in Mayfield Village, Ohio	Quarterly Report on Form 10-Q (Filed with SEC on August 14, 1998; see Exhibit 10 therein)

(10)(i)	10(B)	Development Agreement by and between G.P. Ohio, L.L.C. (as “Developer”) and Progressive Casualty Insurance Company (as “Progressive”)	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(C) therein)

(10)(ii)	10(C)	Aircraft Purchase Agreement	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(D) therein)

(10)(ii)	10(D)	Aircraft Management Agreement	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(E) therein)

(10)(iii)	10(E)	The Progressive Corporation 1999 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 27, 1999; see Exhibit 10(D) therein)

(10)(iii)	10(F)	The Progressive Corporation 2000 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(H) therein)

(10)(iii)	10(G)	The Progressive Corporation 2001 Gainsharing Plan	Contained in Exhibit Binder

(10)(iii)	10(H)	The Progressive Corporation 1999 Executive Bonus Plan (as amended on February 14, 2001)	Contained in Exhibit Binder

(10)(iii)	10(I)	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Contained in Exhibit Binder

EXHIBIT INDEX

Exhibit No.
Under Reg.	Form 10-K		If Incorporated by Reference, Documents with
S-K, Item 601	Exhibit No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(J)	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(H) therein)

(10)(iii)	10(K)	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K/A-No. 1 (Filed with SEC on March 30, 1998; see Exhibit 10(H) therein)

(10)(iii)	10(L)	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on Form 10-K (Filed with SEC on March 27, 1998; see Exhibit 10(I) therein)

(10)(iii)	10(M)	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Contained in Exhibit Binder

(10)(iii)	10(N)	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(P) therein

(10)(iii)	10(O)	The Progressive Corporation Executive Deferred Compensation Plan (Amended and Restated as of January 1, 1997), as further amended December 1, 1997	Annual Report on Form 10-K (Filed with SEC on March 27, 1998; see Exhibit 10(M) therein)

(10)(iii)	10(P)	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan dated December 1, 1998	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(O) therein)

(10)(iii)	10(Q)	The Progressive Corporation Executive Deferred Compensation Trust (December 1, 1998 Amendment and Restatement)	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(P) therein)

EXHIBIT INDEX

Exhibit No.
Under Reg.	Form 10-K		If Incorporated by Reference, Documents with
S-K, Item 601	Exhibit No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(R)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Contained in Exhibit Binder

(10)(iii)	10(S)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Contained in Exhibit Binder

(10)(iii)	10(T)	Form of Objective-Based Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Contained in Exhibit Binder

(10)(iii)	10(U)	The Progressive Corporation 1999 Information Services Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 27, 1999; see Exhibit 10(S) therein)

(11)	11	Computation of Earnings Per Share	Contained in Exhibit Binder

(13)	13	The Progressive Corporation 2000 Annual Report	Contained in Exhibit Binder

(21)	21	Subsidiaries of The Progressive Corporation	Contained in Exhibit Binder

(23)	23	Consent of Independent Accountants	Incorporated herein by reference to page 23 of this Annual Report on Form 10-K

(24)	24	Powers of Attorney	Contained in Exhibit Binder

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.