Form 10-Q
period 2001-03-31
PROGRESSIVE CORP/OH/
filed 2001-05-14
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

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

      Common Shares, $1.00 par value: 73,844,095 outstanding at April 30, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three Months Ended March 31,	2001	2000	% Change

(millions - except per share amounts)

Net Premiums Written	$1,702.8	$1,639.7	4

Revenues

Premiums earned	$1,673.9	$1,521.0	10

Investment income	97.5	90.7	7

Net realized losses on security sales	(2.5)	(15.4)	(84)

Service revenues	4.9	5.2	(6)

Total revenues	1,773.8	1,601.5	11

Expenses

Losses and loss adjustment expenses	1,276.0	1,321.7	(3)

Policy acquisition costs	203.2	191.5	6

Other underwriting expenses	149.6	143.0	5

Investment expenses	4.7	1.7	176

Service expenses	4.6	5.5	(16)

Interest expense	12.3	19.9	(38)

Total expenses	1,650.4	1,683.3	(2)

Net Income (Loss)

Income (loss) before income taxes	123.4	(81.8)	NM

Provision (benefit) for income taxes	36.8	(35.2)	NM

Net income (loss)	$86.6	$(46.6)	NM

Computation of Earnings Per Share

Basic:

Average shares outstanding	73.6	73.0	1

Per share	$1.18	$(.64)	NM

Diluted:

Average shares outstanding	73.6	73.0	1

Net effect of dilutive stock options	1.2	.9	33

Total equivalent shares	74.8	73.9	1

Per share[1]	$1.16	$(.64)	NM

NM = Not Meaningful

1Since the Company reported a net loss for the three months ended March 31, 2000, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,

	2001	2000	2000

(millions)

Assets

Investments:

Available-for-sale:

Fixed maturities, at market (amortized cost:

$5,028.3, $4,604.8 and $4,741.9)	$5,113.6	$4,500.7	$4,784.1

Equity securities, at market

Preferred stocks (cost: $799.3, $553.0 and $806.3)	820.4	554.6	813.7

Common stocks (cost: $1,136.9, $1,089.1 and $1,141.3)	1,097.3	1,235.3	1,198.7

Short-term investments, at amortized cost (market: $251.7, $264.5 and $186.8)	251.7	264.5	186.8

Total investments	7,283.0	6,555.1	6,983.3

Cash	22.3	11.0	8.9

Accrued investment income	58.2	52.7	64.2

Premiums receivable, net of allowance for doubtful accounts of $40.3, $40.4 and $42.0	1,528.8	1,843.1	1,567.0

Reinsurance recoverables	206.7	250.6	237.7

Prepaid reinsurance premiums	61.0	93.0	95.7

Deferred acquisition costs	309.8	353.9	309.9

Income taxes	218.0	293.2	241.1

Property and equipment, net of accumulated depreciation of $331.5, $260.2 and $315.5	509.2	469.2	504.5

Other assets	35.7	52.7	39.3

Total assets	$10,232.7	$9,974.5	$10,051.6

Liabilities and Shareholders’ Equity

Unearned premiums	$2,630.7	$2,904.8	$2,636.5

Loss and loss adjustment expense reserves	3,037.7	2,591.6	2,986.4

Accounts payable, accrued expenses and other liabilities	883.5	705.8	810.1

Debt	748.9	1,048.7	748.8

Total liabilities	7,300.8	7,250.9	7,181.8

Shareholders’ equity:

Common Shares, $1.00 par value (treasury shares of 9.4, 10.1 and 9.6)	73.7	73.0	73.5

Paid-in capital	517.6	485.5	511.2

Accumulated comprehensive income:

Net unrealized appreciation on investment securities	43.4	28.5	69.5

Other	(4.8)	(9.0)	(4.8)

Retained earnings	2,302.0	2,145.6	2,220.4

Total shareholders’ equity	2,931.9	2,723.6	2,869.8

Total liabilities and shareholders’ equity	$10,232.7	$9,974.5	$10,051.6

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2001	2000

(millions)

Cash Flows From Operating Activities

Net income (loss)	$86.6	$(46.6)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	18.1	18.4

Net realized losses on security sales	2.5	15.4

Changes in:

Unearned premiums	(5.8)	123.4

Loss and loss adjustment expense reserves	51.3	175.4

Accounts payable, accrued expenses and other liabilities	33.1	28.0

Prepaid reinsurance premiums	34.7	(4.7)

Reinsurance recoverables	31.0	4.1

Premiums receivable	38.2	(82.3)

Deferred acquisition costs	.1	(10.5)

Income taxes	37.2	(36.7)

Tax benefit from exercise of stock options	1.4	1.8

Other, net	15.9	(2.7)

Net cash provided by operating activities	344.3	183.0

Cash Flows From Investing Activities

Purchases:

Available-for-sale: fixed maturities	(1,371.1)	(907.7)

equity securities	(497.9)	(265.9)

Sales:

Available-for-sale: fixed maturities	974.7	843.6

equity securities	484.7	180.2

Maturities, paydowns, calls and other:

Available-for-sale: fixed maturities	120.7	77.0

equity securities	5.0	13.0

Net (purchases) sales of short-term investments	(64.9)	(35.5)

(Receivable) payable on securities	40.3	(35.9)

Purchases of property and equipment	(22.4)	(38.3)

Net cash used in investing activities	(330.9)	(169.5)

Cash Flows From Financing Activities

Proceeds from exercise of stock options	5.2	3.6

Dividends paid to shareholders	(5.2)	(4.7)

Acquisition of treasury shares	—	(16.1)

Other, net	—	.5

Net cash used in financing activities	—	(16.7)

Increase (decrease) in cash	13.4	(3.2)

Cash, January 1	8.9	14.2

Cash, March 31	$22.3	$11.0

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results expected for the full year.

Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $2.3 million and $0 for the three months ended March 31, 2001 and 2000, respectively. Total interest paid was $16.5 million for both the three months ended March 31, 2001 and 2000.

Note 3 Debt — Debt at March 31 consisted of:

	2001		2000

		Market
	Cost	Value	Cost	Market Value

6 5/8% Senior Notes	$293.8	$266.7	$293.7	$245.4

7.30% Notes	99.8	105.0	99.7	97.7

6.60% Notes	199.4	204.5	199.3	192.8

7% Notes	148.6	151.3	148.5	139.4

10% Notes	—	—	149.9	152.8

10 1/8% Subordinated Notes	—	—	149.9	152.9

Other Debt	7.3	7.3	7.7	7.7

	$748.9	$734.8	$1,048.7	$988.7

Note 4 Comprehensive Income/Loss — Total comprehensive income (loss) was $60.5 million and $(14.7) million for the quarters ended March 31, 2001 and 2000, respectively.

Note 5 Dividends — On March 31, 2001, the Company paid a quarterly dividend of $.07 per Common Share to shareholders of record as of the close of business on March 9, 2001. The dividend was declared by the Board of Directors on February 2, 2001.

On April 20, 2001, the Board of Directors declared a quarterly dividend of $.07 per Common Share. The dividend is payable June 30, 2001, to shareholders of record as of the close of business on June 8, 2001.

Note 6 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The other lines of business include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection and directors’ and officers’ liability, and providing related services. All revenues are generated from external customers.

Periods ended March 31,
(millions)

	2001		2000

		Pretax
		Profit		Pretax
	Revenues	(Loss)	Revenues	Profit (Loss)

Personal Lines — Agent	$1,132.5	$39.3	$1,156.4	$(105.4)

Personal Lines — Direct	398.4	(4.7)	257.6	(37.6)

Total Personal Lines	1,530.9	34.6	1,414.0	(143.0)

Other	147.9	10.8	112.2	7.5

Investments[1]	95.0	90.3	75.3	73.6

Interest Expense	—	(12.3)	—	(19.9)

	$1,773.8	$123.4	$1,601.5	$(81.8)

1Revenues represent recurring investment income and net realized gains/losses on security sales; pretax profit is net of investment expenses.

Note 7 Reclassifications — Certain amounts in the financial statements for prior periods were reclassified to conform with the 2001 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

On a companywide basis, for the first quarter 2001, operating income, which excludes net realized gains and losses on security sales, was $88.3 million, or $1.18 per share, compared to an operating loss of $36.6 million, or $.50 per share, for the same period last year. The combined ratio was 97.3 for the first quarter 2001, compared to 108.9 for the first quarter 2000.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 90% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-AUTO-PRO®, the Internet and the Strategic Alliances business unit on behalf of affinity groups.

In addition to its Personal Lines business, the Company’s other lines of business include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection, and directors’ and officers’ liability, and providing related services.

Underwriting results for the Company’s Personal Lines, including its channel components, and the other lines of business for the three months ended March 31, were (dollars in millions):

	THREE MONTHS

	2001	2000	Change

NET PREMIUMS WRITTEN (NPW)[1]

Personal Lines — Agent	$1,075.4	$1,191.9	(10)%

Personal Lines — Direct[1]	463.9	324.7	43%

Total Personal Lines[1]	1,539.3	1,516.6	1%

Other Lines	163.5	123.1	33%

Companywide[1]	$1,702.8	$1,639.7	4%

NET PREMIUMS EARNED

Personal Lines — Agent	$1,132.5	$1,156.4	(2)%

Personal Lines — Direct	398.4	257.6	55%

Total Personal Lines	1,530.9	1,414.0	8%

Other Lines	143.0	107.0	34%

Companywide	$1,673.9	$1,521.0	10%

STANDARD/PREFERRED SALES AS

A % OF PERSONAL LINES NPW	55%	51%

PERSONAL LINES — AGENT CR

Loss & loss adjustment expense ratio	77.6	89.1	11.5 pts.

Underwriting expense ratio	18.9	20.0	1.1 pts.

	96.5	109.1	12.6 pts.

PERSONAL LINES — DIRECT CR

Loss & loss adjustment expense ratio	74.5	83.7	9.2 pts.

Underwriting expense ratio	26.7	30.9	4.2 pts.

	101.2	114.6	13.4 pts.

PERSONAL LINES — TOTAL CR

Loss & loss adjustment expense ratio	76.8	88.1	11.3 pts.

Underwriting expense ratio	20.9	22.0	1.1 pts.

	97.7	110.1	12.4 pts.

OTHER LINES — CR

Loss & loss adjustment expense ratio	69.9	70.3	.4 pts.

Underwriting expense ratio	22.7	22.4	(.3) pts.

	92.6	92.7	.1 pts.

COMPANYWIDE GAAP CR

Loss & loss adjustment expense ratio	76.2	86.9	10.7 pts.

Underwriting expense ratio	21.1	22.0	.9 pts.

	97.3	108.9	11.6 pts.

COMPANYWIDE ACCIDENT YEAR

Loss & loss adjustment expense ratio	76.7	79.8	3.1 pts.

1First quarter 2001 net premiums written include $37.7 million associated with the commutation of a reinsurance agreement that was part of a terminated Strategic Alliance relationship; these premiums will be earned throughout 2001. Excluding the additional premiums, NPW grew 31% for Personal Lines — Direct, decreased 1% for Total Personal Lines and grew 2% Companywide.

During the first quarter, the Company continued to shift business to six-month terms. In March 2001, 95% of the new auto policies were written for six-month terms, compared to 80% in December 2000 and 37% in March 2000. The Company achieved its objective of converting both Agent and Direct new policies to shorter terms allowing the Company to implement and realize the benefits of rate adjustments more quickly.

The Agent channel net premiums written decreased 10% from the first quarter last year. The shift to shorter policy terms, along with the rate increases the Company has taken in almost every state during the last 18 months, contributed to the decrease. In addition, Agent auto policies in force decreased 8%. During the first quarter, the Company’s Direct channel net premiums written increased 31%, excluding $37.7 million associated with the commutation of a reinsurance agreement that was part of a terminated Strategic Alliance relationship. The Direct business policies in force increased 34%. The quote volume in the Direct business set record levels in the first quarter 2001, with the biggest driver being the number of quotes started online. During the quarter, the Company expanded its advertising campaign into 109 media markets, compared to 81 in the first quarter last year; the Company plans to expand its advertising to more markets as the year progresses.

Claim costs, the Company’s most significant expense, represent actual payments made and estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs.

During the quarter, the Company’s loss ratios have improved across the country reflecting the Company’s aggressive rate actions taken over the last one and one-half years. During the quarter, 21 of the Company’s top 25 states, which represent 87% of the Personal Lines volume, made an underwriting profit. New York and Florida continue to represent significant challenges for the Company, and although the actions taken are encouraging, it is too early to declare that these states are rate adequate. In addition, average claim payments continue to be higher than last year, but the averages are not increasing at the same pace as last year. The Company is encouraged by the severity trend it is seeing despite the fact that claims severity for personal injury protection, physical damage and bodily injury are still higher than last year. The Company plans to continue to be diligent about recognizing trend when setting rates.

Recurring investment income (interest and dividends) increased 7% for the quarter, primarily reflecting an increase in the average investment portfolio. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.2% for the first quarter 2001, compared to 6.3% for the same period last year. The Company had net realized losses on security sales of $2.5 million for the first quarter 2001, compared to net realized losses of $15.4 million in the same period last year. At March 31, 2001, the Company’s portfolio had $66.8 million in net unrealized gains, compared to $107.0 million at December 31, 2000 and $43.7 million at March 31, 2000.

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio is as follows (dollars in millions):

	March 31, 2001		March 31, 2000

Fixed Maturities:

Investment-Grade:

Short/Intermediate Term	$4,523.7	62.1%	$4,257.1	64.9%

Long Term	647.6	8.9	288.2	4.4

Non-Investment-Grade	194.0	2.7	219.9	3.4

Equity Securities:

Common Stocks	1,097.3	15.1	1,235.3	18.8

Preferred Stocks	820.4	11.2	554.6	8.5

Total Portfolio	$7,283.0	100.0%	$6,555.1	100.0%

The non-investment-grade fixed-maturity securities offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

The duration of the fixed-income portfolio was 3.5 years at March 31, 2001, compared to 2.8 years at March 31, 2000.

The majority of the common stock portfolio is invested in domestic equities traded on nationally recognized securities exchanges. Common stock investments also include partnership investments ($47.4 million in 2001, compared to $66.1 million in 2000), and equity investments in term trust certificates, the common shares of closed-end bond funds, which have the risk/reward characteristics of the underlying bonds ($224.4 million in 2001, compared to $232.3 million in 2000).

Derivative instruments held or issued for purposes “other than trading” are used to manage the risks and enhance the returns of the available-for-sale portfolio. At March 31, 2001, other-than-trading derivative instruments had a net market value of $.7 million (notional value of $4.9 million), compared to other-than-trading derivative instruments with net market values of $(3.4) million (notional value of $220.1 million) at March 31, 2000.

As of March 31, 2001, the Company had open investment funding commitments of $50.2 million.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 2001, operations generated a positive cash flow of $344.3 million. The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company has constructed a corporate office complex in Mayfield Village, Ohio at an estimated cost of $126.4 million, of which $123.9 million has been paid through March 31, 2001,

including $4.8 million paid in the first quarter 2001. Four buildings and a parking garage were completed during 1999 and 2000. The final building was completed in the first quarter of 2001. The project is being funded through operating cash flows.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; court decisions and trends in litigation and health care costs; and other matters described from time to time by the Company in other documents filed with the United States Securities and Exchange Commission. The Company assumes no obligation to update the information in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2001, the duration of the financial instruments subject to interest rate risk was 3.5 years, compared to 3.5 years at December 31, 2000. At March 31, 2001, the weighted average beta of the equity portfolio was .97, compared to .95 at December 31, 2000. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At the April 20, 2001 Annual Meeting of Shareholders of the Company, 67,082,684 Common Shares were represented in person or by proxy.

At the meeting, the shareholders elected the four directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

B. Charles Ames	2004	66,703,165	379,519

Peter B. Lewis	2004	66,803,965	278,719

Glenn M. Renwick	2004	58,990,038	8,092,646

Donald B. Shackelford	2004	66,803,754	278,930

The following are the directors whose terms continued after the Meeting:

Director	Term Expires

Milton N. Allen	2002

James E. Bennett III	2002

Charles A. Davis	2002

Jeffrey D. Kelly	2002

Stephen R. Hardis	2003

Janet Hill	2003

Norman S. Matthews	2003

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits: None

	(b)	Reports on Form 8-K during the quarter ended March 31, 2001: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION

(Registrant)

Date: May 14, 2001	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester Treasurer and Chief Financial Officer