Form 10-Q
period 2001-06-30
PROGRESSIVE CORP/OH/
filed 2001-08-13
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2001

or

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

Common Shares, $1.00 par value: 73,683,307 outstanding at July 31, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Six Months

			%			%
Periods Ended June 30,	2001	2000	Change	2001	2000	Change

(millions - except per share amounts)

Net Premiums Written	$1,838.8	$1,674.0	10	$3,541.6	$3,313.7	7

Revenues

Premiums earned	$1,755.8	$1,579.9	11	$3,429.7	$3,100.9	11

Investment income	104.0	94.1	11	201.5	184.8	9

Net realized losses on security sales	(3.1)	(26.2)	(88)	(5.6)	(41.6)	(87)

Service revenues	5.9	5.0	18	10.8	10.2	6

Total revenues	1,862.6	1,652.8	13	3,636.4	3,254.3	12

Expenses

Losses and loss adjustment expenses	1,318.1	1,332.1	(1)	2,594.1	2,653.8	(2)

Policy acquisition costs	210.9	197.2	7	414.1	388.7	7

Other underwriting expenses	164.4	129.4	27	314.0	272.4	15

Investment expenses	2.5	2.2	14	7.2	3.9	85

Service expenses	4.7	5.3	(11)	9.3	10.8	(14)

Interest expense	12.8	20.0	(36)	25.1	39.9	(37)

Total expenses	1,713.4	1,686.2	2	3,363.8	3,369.5	—

Net Income (Loss)

Income (loss) before income taxes	149.2	(33.4)	NM	272.6	(115.2)	NM

Provision (benefit) for income taxes	45.5	(19.3)	NM	82.3	(54.5)	NM

Net income (loss)	$103.7	$(14.1)	NM	$190.3	$(60.7)	NM

Computation of Earnings Per Share

Basic:

Average shares outstanding	73.9	73.1	1	73.7	73.1	1

Per share	$1.40	$(.19)	NM	2.58	$(.83)	NM

Diluted:

Average shares outstanding	73.9	73.1	1	73.7	73.1	1

Net effect of dilutive stock options	1.4	1.2	17	1.3	1.0	30

Total equivalent shares	75.3	74.3	1	75.0	74.1	1

Per share(1)	$1.38	$(.19)	NM	$2.54	$(.83)	NM

NM = Not Meaningful

(1)Since the Company reported a net loss for the three months and six months ended June 30, 2000, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,

(millions)	2001	2000	2000

Assets

Investments:

Available-for-sale:

Fixed maturities, at market (amortized cost:

$5,248.4, $4,609.3 and $4,741.9)	$5,290.0	$4,518.6	$4,784.1

Equity securities, at market

Preferred stocks (cost: $850.5, $618.1 and $806.3)	874.5	619.1	813.7

Common stocks (cost: $953.9, $1,051.2 and $1,141.3)	959.1	1,206.8	1,198.7

Short-term investments, at amortized cost

(market: $325.6, $711.9 and $186.8)	325.6	711.9	186.8

Total investments	7,449.2	7,056.4	6,983.3

Cash	38.7	8.9	8.9

Accrued investment income	73.9	48.6	64.2

Premiums receivable, net of allowance for doubtful accounts of $39.5, $39.8 and $42.0	1,540.5	1,898.0	1,567.0

Reinsurance recoverables	209.9	247.3	237.7

Prepaid reinsurance premiums	66.8	99.4	95.7

Deferred acquisition costs	323.0	361.4	309.9

Income taxes	182.3	309.3	241.1

Property and equipment, net of accumulated depreciation of $349.7, $277.2 and $315.5	506.9	479.4	504.5

Other assets	38.5	44.1	39.3

Total assets	$10,429.7	$10,552.8	$10,051.6

Liabilities and Shareholders’ Equity

Unearned premiums	$2,719.5	$3,005.3	$2,636.5

Loss and loss adjustment expense reserves	3,113.6	2,773.1	2,986.4

Accounts payable and accrued expenses	824.8	995.2	810.1

Debt	749.0	1,048.9	748.8

Total liabilities	7,406.9	7,822.5	7,181.8

Shareholders’ equity:

Common Shares, $1.00 par value (treasury shares of 9.3, 9.9 and 9.6)	73.8	73.2	73.5

Paid-in capital	540.7	497.6	511.2

Accumulated comprehensive income:

Net unrealized appreciation on investment securities	46.1	42.9	69.5

Other	(4.8)	(9.0)	(4.8)

Retained earnings	2,367.0	2,125.6	2,220.4

Total shareholders’ equity	3,022.8	2,730.3	2,869.8

Total liabilities and shareholders’ equity	$10,429.7	$10,552.8	$10,051.6

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2001	2000

(millions)
Cash Flows From Operating Activities

Net income (loss)	$190.3	$(60.7)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	37.6	37.8

Net realized losses on security sales	5.6	41.6

Changes in:

Unearned premiums	83.0	223.9

Loss and loss adjustment expense reserves	127.2	356.9

Accounts payable and accrued expenses	88.4	27.8

Prepaid reinsurance premiums	28.9	(11.1)

Reinsurance recoverables	27.8	7.4

Premiums receivable	26.5	(137.2)

Deferred acquisition costs	(13.1)	(18.0)

Income taxes	71.6	(60.6)

Tax benefit from exercise of stock options	12.6	6.8

Other, net	6.1	4.2

Net cash provided by operating activities	692.5	418.8

Cash Flows From Investing Activities

Purchases:

Available-for-sale: fixed maturities	(2,607.2)	(1,676.1)

equity securities	(649.0)	(510.7)

Sales:

Available-for-sale: fixed maturities	1,886.1	1,469.4

equity securities	765.8	361.6

Maturities, paydowns, calls and other:

Available-for-sale: fixed maturities	214.5	206.9

equity securities	5.0	27.1

Net purchases of short-term investments	(138.8)	(482.9)

(Receivable) payable on securities	(73.7)	261.7

Purchases of property and equipment	(39.9)	(66.9)

Net cash used in investing activities	(637.2)	(409.9)

Cash Flows From Financing Activities

Proceeds from exercise of stock options	19.3	10.3

Dividends paid to shareholders	(10.3)	(9.5)

Acquisition of treasury shares	(34.5)	(16.1)

Other, net	—	1.1

Net cash used in financing activities	(25.5)	(14.2)

Increase (decrease) in cash	29.8	(5.3)

Cash, January 1	8.9	14.2

Cash, June 30	$38.7	$8.9

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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the results expected for the full year.

      Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $2.3 million and $0 during the six months ended June 30, 2001 and 2000, respectively. Total interest paid was $25.7 million and $40.7 million during the six months ended June 30, 2001 and 2000, respectively.

      Note 3 Debt — Debt at June 30 consisted of:

	2001		2000

		Market		Market
	Cost	Value	Cost	Value

6 5/8% Senior Notes	$293.8	$267.4	$293.8	$238.9

7.30% Notes	99.8	103.5	99.7	97.0

6.60% Notes	199.5	200.7	199.3	189.4

7% Notes	148.6	147.5	148.6	133.9

10% Notes	—	—	149.9	152.0

10 1/8% Subordinated Notes	—	—	149.9	152.1

Other Debt	7.3	7.3	7.7	7.7

	$749.0	$726.4	$1,048.9	$971.0

      Note 4 Comprehensive Income/Loss — Total comprehensive income (loss) was $106.4 million and $.3 million for the quarters ended June 30, 2001 and 2000, respectively, and $166.9 million and $(14.4) million for the six months ended June 30, 2001 and 2000, respectively.

      Note 5 Dividends — On June 30, 2001, the Company paid a quarterly dividend of $.07 per Common Share to shareholders of record as of the close of business on June 8, 2001. The dividend was declared by the Board of Directors on April 20, 2001.

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

Periods ended June 30,
(millions)
	Three Months				Six Months

	2001		2000		2001		2000

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines — Agent	$1,163.9	$47.6	$1,171.5	$(52.8)	$2,296.4	$87.0	$2,327.9	$(158.2)

Personal Lines — Direct	434.1	2.0	292.7	(29.8)	832.5	(2.8)	550.3	(67.4)

Total Personal Lines	1,598.0	49.6	1,464.2	(82.6)	3,128.9	84.2	2,878.2	(225.6)

Other	163.7	14.0	120.7	3.5	311.6	24.8	232.9	11.0

Investments[1]	100.9	98.4	67.9	65.7	195.9	188.7	143.2	139.3

Interest Expense	—	(12.8)	—	(20.0)	—	(25.1)	—	(39.9)

	$1,862.6	$149.2	$1,652.8	$(33.4)	$3,636.4	$272.6	$3,254.3	$(115.2)

1 Revenues represent recurring investment income and net realized gains on security sales; pretax profit is net of investment expenses.

      Note 7 Reclassifications — Certain amounts in the financial statements for prior periods were reclassified to conform with the 2001 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

On a companywide basis, for the second quarter 2001, net income was $103.7 million, or $1.38 per share, compared to a net loss of $14.1 million, or $.19 per share, for the same period last year. For the second quarter 2001, operating income, which is calculated as net income less the after-tax effect of net realized gains and losses on security sales and one-time items, was $107.0 million, or $1.42 per share, compared to $4.0 million, or $.06 per share, last year, primarily driven by improved underwriting results as discussed below. By excluding items which are not of a recurring nature, the Company believes that operating income provides a useful measure of the Company’s operating results. However, since operating income is not a term defined by generally accepted accounting principles, the Company’s operating income results may not be comparable to similarly titled measures reported by other companies. One-time items for the second quarter of 2001 consist of $2.1 million, or $.02 per share, of severance and other costs related to the Company’s reduction in force in New York. One-time items for the same period last year consisted of $1.7 million, or $.02 per share, of severance costs primarily incurred in connection with the restructuring of the Company’s organization at the general manager level. The combined ratio was 96.4 for the second quarter 2001, compared to 105.0 for the second quarter 2000. Second quarter 2001 operating results include $30.4 million, $.26 per share or 1.7 points on the combined ratio, of catastrophe losses, compared to $11.3 million, $.10 per share or .7 points, for the same period last year.

For the six months ended June 30, 2001, net income was $190.3 million, or $2.54 per share, compared to a net loss of $60.7 million, or $.83 per share, for the same period last year. Year-to-date operating income was $195.3 million, or $2.60 per share, compared to an operating loss of $32.6 million, or $.45 per share, in 2000. The year-to-date combined ratio was 96.9, compared to 106.9 last year.

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 10% over the second quarter 2000 and 7% year-to-date. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term, increased 11% for both the quarter and first six months of 2001. Auto policies in force were flat year over year. At June 30, 2001, substantially all of the Company’s new auto policies were written for six-month terms, compared to 39% at June 30, 2000. The conversion of new policies to shorter terms allows the Company to implement and realize the benefits of rate adjustments more quickly in both the Agent and Direct channels. During the quarter, the Company implemented 27 auto rate revisions, bringing the total rate revisions to 42 for the year, and plans to implement rate revisions quickly as any rate need or product opportunity emerges.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 90% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVESM, the Internet and the Strategic Alliances business unit on behalf of affinity groups.

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

Underwriting results for the Company’s Personal Lines, including its channel components, and the other lines of business for the periods ended June 30, were (dollars in millions):

	THREE MONTHS			SIX MONTHS

	2001	2000	Change	2001	2000	Change

NET PREMIUMS WRITTEN

Personal Lines — Agent	$1,186.7	$1,192.5	—	$2,262.1	$2,384.4	(5)%

Personal Lines — Direct	445.4	333.6	34%	909.3	658.3	38%

Total Personal Lines	1,632.1	1,526.1	7%	3,171.4	3,042.7	4%

Other Lines	206.7	147.9	40%	370.2	271.0	37%

Companywide	$1,838.8	$1,674.0	10%	$3,541.6	$3,313.7	7%

NET PREMIUMS EARNED

Personal Lines — Agent	$1,163.9	$1,171.5	(1)%	$2,296.4	$2,327.9	(1)%

Personal Lines — Direct	434.1	292.7	48%	832.5	550.3	51%

Total Personal Lines	1,598.0	1,464.2	9%	3,128.9	2,878.2	9%

Other Lines	157.8	115.7	36%	300.8	222.7	35%

Companywide	$1,755.8	$1,579.9	11%	$3,429.7	$3,100.9	11%

PERSONAL LINES — AGENT CR

Loss & loss adjustment expense ratio	76.5	86.1	9.6 pts.	77.1	87.6	10.5 pts.

Underwriting expense ratio	19.4	18.4	(1.0)pts.	19.1	19.2	.1 pts.

	95.9	104.5	8.6 pts.	96.2	106.8	10.6 pts.

PERSONAL LINES — DIRECT CR

Loss & loss adjustment expense ratio	73.6	81.4	7.8 pts.	74.0	82.4	8.4 pts.

Underwriting expense ratio	25.9	28.8	2.9 pts.	26.3	29.8	3.5 pts.

	99.5	110.2	10.7 pts.	100.3	112.2	11.9 pts.

PERSONAL LINES — TOTAL CR

Loss & loss adjustment expense ratio	75.7	85.1	9.4 pts.	76.2	86.6	10.4 pts.

Underwriting expense ratio	21.2	20.5	(.7) pts.	21.1	21.2	.1 pts.

	96.9	105.6	8.7 pts.	97.3	107.8	10.5 pts.

OTHER LINES — CR

Loss & loss adjustment expense ratio	68.7	73.3	4.6 pts.	69.3	71.9	2.6 pts.

Underwriting expense ratio	23.2	23.4	.2 pts.	22.9	22.9	-- pts.

	91.9	96.7	4.8 pts.	92.2	94.8	2.6 pts.

COMPANYWIDE GAAP CR

Loss & loss adjustment expense ratio	75.0	84.3	9.3 pts.	75.7	85.6	9.9 pts.

Underwriting expense ratio	21.4	20.7	(.7) pts.	21.2	21.3	.1 pts.

	96.4	105.0	8.6 pts.	96.9	106.9	10.0 pts.

COMPANYWIDE ACCIDENT YEAR

Loss & loss adjustment expense ratio	76.8	84.0	7.2 pts.	76.9	81.9	5.0 pts.

The Agent channel net premiums written were flat from the second quarter last year and down 5% for the first six months of 2001. The shift to shorter policy terms reduced net premiums written, the impact of which was offset by rate increases the Company has taken. In addition, Agent auto policies in force decreased 8%. Growth in the Agency business can be impacted by competitor rate activity. The Company was ahead of competitors in recognizing the increases in loss trends and filing necessary rate increases. Therefore, as competitors raise rates, the Company expects to increase its share of business generated in the Agent channel.

The Company’s Direct channel net premiums written increased 34% for the second quarter and 32% for the first six months, excluding the $37.7 million of previously ceded written premiums that were reassumed by the Company upon the commutation of a reinsurance agreement that was part of a Strategic Alliance relationship that was terminated in the first quarter 2001. Direct auto policies in force increased 26%. The Company believes that continued growth in the Direct business is heavily dependent on the success of its advertising and other marketing efforts, realizing that price sensitivity is always a factor. The Company is advertising on a national basis and supplements its coverage by local market media campaigns in over one hundred designated marketing areas. In July, the Company launched a new advertising campaign.

Claim costs, the Company’s most significant expense, represent actual payments made and estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs.

During the quarter, the Company’s loss ratios have improved across the country, reflecting both the Company’s pricing actions and claims quality improvements. On a year-to-date basis, 8 of the Company’s top 10 states, which represent 60% of the Personal Lines volume, made an underwriting profit. Florida, New York and California continue to represent significant challenges for the Company. In California, the Company hopes to see some growth in 2001 as a result of adequate rates filed and abating loss trends. The Company remains cautious about its prospects in New York until there is substantial change in the personal injury protection environment. As a result of the expected decline in New York policies in force, the Company reduced claims staff and consolidated several claim offices in New York, incurring a one-time charge of $2.1 million, as discussed above. The biggest challenge remains Florida, where trends remain higher than the Company expected. Although the Company believes that it has addressed the problems in Florida, it is uncertain as to whether the Company will grow or be profitable in the state during 2001.

The Company is encouraged by signs of moderation in the severity trend despite the fact that claims severity for personal injury protection, physical damage and bodily injury are still higher than last year. Personal injury protection coverage severity trend has slowed in most states, with the exception of Florida. Physical damage severity trends are moderate, while the Company has seen some increases in bodily injury severity trend. The Company plans to continue to be diligent about recognizing trend when setting rates.

During the second quarter and first six months of 2001, the Company experienced favorable loss development, compared to adverse development for the same periods last year. The current year favorable development is primarily attributable to the settlement of claims at less than amounts reserved, while the prior year adverse development reflects the Company’s effort to fully recognize the loss trends that were emerging. The current year development primarily relates to the 2000 accident year. The majority of the 2000 adverse development related to the 1999 accident year.

Recurring investment income increased 11% for the quarter and 9% for the first six months, primarily reflecting an increase in the average investment portfolio. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.4% for both the quarters ended June 30, 2001 and 2000, and 6.3% for both the first six months of 2001 and 2000. The Company had net realized losses on security sales of $3.1 million for the second quarter and $5.6 million for the first six months of 2001, compared to net realized losses of $26.2 million and $41.6 million, respectively, last year. At June 30, 2001, the Company’s portfolio had $70.8 million in total unrealized gains, compared to $107.0 million at December 31, 2000 and $65.9 million at June 30, 2000.

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio is as follows (dollars in millions):

	June 30, 2001		June 30, 2000

Fixed Maturities:

Investment-Grade:

Short/Intermediate Term	$4,888.4	65.6%	$4,766.6	67.5%

Long Term	544.5	7.3%	245.7	3.5%

Non-Investment-Grade	182.7	2.5%	218.2	3.1%

Equity Securities:

Common Stocks	959.1	12.9%	1,206.8	17.1%

Preferred Stocks	874.5	11.7%	619.1	8.8%

Total Portfolio	$7,449.2	100.0%	$7,056.4	100.0%

The duration of the fixed-income portfolio was 3.7 years at June 30, 2001, compared to 2.9 years at June 30, 2000.

The non-investment-grade fixed-maturity securities offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

The majority of the common stock portfolio is invested in domestic equities indexed to a nationally recognized broad-based index. Common stock investments also include partnership investments ($45.1 million in 2001, compared to $121.1 million in 2000), and equity investments in term trust certificates, the common shares of closed-end bond funds, which have the risk/reward characteristics of the underlying bonds ($49.2 million in 2001, compared to $237.0 million in 2000). The decrease in the partnership investments reflect the shift toward publicly traded indexed equities, while the decrease in the term trust certificates resulted from the maturity of certain instruments held in the portfolio.

Derivative instruments held or issued for purposes “other than trading” are used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. At June 30, 2001, other-than-trading derivative instruments had a net market value of $(.2) million (notional value of $171.6 million), compared to $.3 million (notional value of $4.9 million) at June 30, 2000.

Derivative instruments are also used for trading purposes. At June 30, 2001, trading derivative instruments had a net market value of $0 (notional value of $l.0 million). At June 30, 2000, the Company had a long trading position in futures with market values of $0 (notional value of $100 million) offset by comparably matched short future positions and short trading positions in forwards and puts with net market values of $(1.4) million (notional values of $648 million).

As of June 30, 2001, the Company had open investment funding commitments of $50.2 million.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 2001, operations generated a positive cash flow of $692.5 million. During the second quarter 2001, the Company repurchased 200,000 Common Shares in the open market at an average cost of $133.47 per share. The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company has constructed a corporate office complex in Mayfield Village, Ohio at an estimated cost of $128.7 million, of which $127.7 million has been paid through June 30, 2001, including $3.8 million paid in the second quarter 2001. Four buildings and a parking garage were completed during 1999 and 2000. The fifth building was completed in the first quarter of 2001. The project is being funded through operating cash flows.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; court decisions and trends in litigation and health care costs; and other matters described from time to time by the Company in documents filed with the United States Securities and Exchange Commission. The Company assumes no obligation to update the information in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2001, the duration of the financial instruments subject to interest rate risk was 3.7 years, compared to 3.5 years at December 31, 2000. At June 30, 2001, the weighted average beta of the equity portfolio was .98, compared to .95 at December 31, 2000. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

See exhibit index on page 14.

(b)	Reports on Form 8-K during the quarter ended June 30, 2001:

On June 29, 2001, the Company filed a Current Report on Form 8-K, reporting the release of a Report on Loss Reserving Practices.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION

(Registrant)

Date:	August 13, 2001	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number Under	Form 10-Q
Regulation S-K, Item 601	Exhibit Number	Description of Exhibit

(10)	10(A)	Agreement dated May 16, 2001 between The Progressive Corporation and Glenn Renwick

(10)	10(B)	Agreement dated May 18, 2001 between The Progressive Corporation and Stephen Peterson