Form 10-Q
period 2001-09-30
PROGRESSIVE CORP/OH/
filed 2001-11-05
CIK 80661

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10(A) W. Thomas Forrester Employment Agreement
EX-10(B) Brian J. Passell Employment Agreement
EX-10(C) Charles E. Jarrett Employment Agreement
EX-10(D) Glenn M. Renwick Employment Agreement
EX-10(E) Richard H. Watts Employment Agreement
EX-10(F) Raymond M. Voelker Employment Agreement
EX-10(G) Robert T. Williams Employment Agreement
EX-10(H) Alan R. Bauer Employment Agreement
EX-10(I) Executive Separation Allowance Plan

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                      September 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _________________________

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

Common Shares, $1.00 par value: 73,306,933 outstanding at September 30, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months

			%		%
Periods Ended September 30,	2001	2000	Change	2001	2000	Change

(millions - except per share amounts)
Revenues
Premiums earned	$1,832.9	$1,615.5	13	$5,262.6	$4,716.4	12
Investment income	103.6	99.2	4	305.1	284.0	7
Net realized gains (losses) on security sales	(83.2)	32.3	NM	(88.8)	(9.3)	855
Service revenues	6.8	5.0	36	17.6	15.2	16

Total revenues	1,860.1	1,752.0	6	5,496.5	5,006.3	10

Expenses
Losses and loss adjustment expenses	1,307.6	1,317.9	(1)	3,901.7	3,971.7	(2)
Policy acquisition costs	222.4	198.4	12	636.5	587.1	8
Other underwriting expenses	171.3	125.9	36	485.3	398.3	22
Investment expenses	2.1	3.4	(38)	9.3	7.3	27
Service expenses	5.6	5.5	2	14.9	16.3	(9)
Interest expense	12.9	19.8	(35)	38.0	59.7	(36)

Total expenses	1,721.9	1,670.9	3	5,085.7	5,040.4	1

Net Income (Loss)
Income (loss) before income taxes	138.2	81.1	70	410.8	(34.1)	NM
Provision (benefit) for income taxes	41.8	22.3	87	124.1	(32.2)	NM

Net income (loss)	$96.4	$58.8	64	$286.7	$(1.9)	NM

Computation of Earnings Per Share
Basic:
Average shares outstanding	73.6	73.3	—	73.7	73.1	1

Per share	$1.31	$.80	64	$3.89	$(.03)	NM

Diluted:
Average shares outstanding	73.6	73.3	—	73.7	73.1	1
Net effect of dilutive stock options	1.4	1.0	40	1.3	1.1	18

Total equivalent shares	75.0	74.3	1	75.0	74.2	1

Per share(1)	$1.29	$.79	63	$3.82	$(.03)	NM

NM = Not Meaningful
(1) Since the Company reported a net loss for the nine months ended September 30, 2000, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,

(millions)	2001	2000	2000

Assets Investments:
Available-for-sale:
Fixed maturities, at market (amortized cost:
$5,392.8, $4,939.8 and $4,741.9)	$5,570.1	$4,907.1	$4,784.1
Equity securities, at market Preferred stocks (cost: $786.1, $705.7 and $806.3)	834.3	710.9	813.7
Common stocks (cost: $1,284.5, $1,097.1 and $1,141.3)	1,218.0	1,202.9	1,198.7
Short-term investments, at amortized cost (market: $307.6, $244.1 and $186.8)	307.6	244.1	186.8

Total investments	7,930.0	7,065.0	6,983.3
Cash	23.4	19.2	8.9
Accrued investment income	66.3	60.0	64.2
Premiums receivable, net of allowance for doubtful accounts of $42.7, $41.2 and $42.0	1,573.4	1,829.1	1,567.0
Reinsurance recoverables	206.6	248.1	237.7
Prepaid reinsurance premiums	73.8	100.5	95.7
Deferred acquisition costs	328.8	349.9	309.9
Income taxes	112.9	281.7	241.1
Property and equipment, net of accumulated depreciation of $370.1, $296.3 and $315.5	506.6	496.4	504.5
Other assets	36.4	43.6	39.3

Total assets	$10,858.2	$10,493.5	$10,051.6

Liabilities and Shareholders’ Equity
Unearned premiums	$2,795.4	$2,951.3	$2,636.5
Loss and loss adjustment expense reserves	3,177.0	2,918.1	2,986.4
Accounts payable and accrued expenses	1,035.5	780.0	810.1
Debt	749.1	1,049.1	748.8

Total liabilities	7,757.0	7,698.5	7,181.8

Shareholders’ equity:
Common Shares, $1.00 par value (treasury shares of 9.8, 9.8 and 9.6)	73.3	73.3	73.5
Paid-in capital	541.1	501.6	511.2
Accumulated comprehensive income:
Net unrealized appreciation on investment securities	103.3	50.9	69.5
Other	(4.8)	(9.0)	(4.8)
Retained earnings	2,388.3	2,178.2	2,220.4

Total shareholders’ equity	3,101.2	2,795.0	2,869.8

Total liabilities and shareholders’ equity	$10,858.2	$10,493.5	$10,051.6

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2001	2000

(millions)
Cash Flows From Operating Activities
Net income (loss)	$286.7	$(1.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58.2	58.1
Net realized losses on security sales	88.8	9.3
Changes in:
Unearned premiums	158.9	169.9
Loss and loss adjustment expense reserves	190.6	501.9
Accounts payable and accrued expenses	150.9	71.8
Prepaid reinsurance premiums	21.9	(12.2)
Reinsurance recoverables	31.1	6.6
Premiums receivable	(6.4)	(68.3)
Deferred acquisition costs	(18.9)	(6.5)
Income taxes	110.0	(37.4)
Tax benefit from exercise of stock options	15.8	7.4
Other, net	30.2	(1.7)

Net cash provided by operating activities	1,117.8	697.0
Cash Flows From Investing Activities
Purchases:
Available-for-sale: fixed maturities	(3,683.8)	(3,131.6)
equity securities	(1,603.0)	(859.1)
Sales:
Available-for-sale: fixed maturities	2,686.7	2,487.1
equity securities	1,354.2	610.8
Maturities, paydowns, calls and other:
Available-for-sale: fixed maturities	334.9	308.6
equity securities	20.4	25.1
Net purchases of short-term investments	(120.8)	(15.1)
Payable on securities	74.5	2.5
Purchases of property and equipment	(60.6)	(103.0)

Net cash used in investing activities	(997.5)	(674.7)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	20.9	13.4
Dividends paid to shareholders	(15.5)	(14.6)
Acquisition of treasury shares	(111.2)	(17.8)
Other, net	—	1.7

Net cash used in financing activities	(105.8)	(17.3)

Increase in cash	14.5	5.0
Cash, January 1	8.9	14.2

Cash, September 30	$23.4	$19.2

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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the results expected for the full year.

     Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $2.3 million and $0 during the nine months ended September 30, 2001 and 2000, respectively. Total interest paid was $42.2 million and $62.5 million during the nine months ended September 30, 2001 and 2000, respectively.

     Note 3 Debt — Debt at September 30 consisted of:

	2001		2000

		Market		Market
	Cost	Value	Cost	Value

6 5/8% Senior Notes	$293.9	$270.3	$293.8	$241.8
7.30% Notes	99.8	108.2	99.7	96.7
6.60% Notes	199.5	210.0	199.4	196.4
7% Notes	148.6	157.3	148.5	139.0
10% Notes	—	—	150.0	151.0
10 1/8% Subordinated Notes	—	—	150.0	151.1
Other Debt	7.3	7.3	7.7	7.7

	$749.1	$753.1	$1,049.1	$983.7

     Note 4 Comprehensive Income/Loss — Total comprehensive income was $153.6 million and $66.8 million for the quarters ended September 30, 2001 and 2000, respectively, and $320.5 million and $52.4 million for the nine months ended September 30, 2001 and 2000, respectively.

     Note 5 Dividends — On September 30, 2001, the Company paid a quarterly dividend of $.07 per Common Share to shareholders of record as of the close of business on September 14, 2001. The dividend was declared by the Board of Directors on August 24, 2001.

On October 19, 2001, the Board of Directors declared a quarterly dividend of $.07 per Common Share. The dividend is payable December 31, 2001, to shareholders of record as of the close of business on December 14, 2001.

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

Periods ended September 30,
(millions)

	Three Months				Nine Months

	2001		2000		2001		2000

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines — Agent	$1,193.0	$85.4	$1,166.7	$(10.0)	$3,489.4	$172.4	$3,494.6	$(168.2)
Personal Lines — Direct	464.4	31.4	322.0	(22.0)	1,296.9	28.6	872.3	(89.4)

Total Personal Lines	1,657.4	116.8	1,488.7	(32.0)	4,786.3	201.0	4,366.9	(257.6)
Other	182.3	16.0	131.8	4.8	493.9	40.8	364.7	15.8
Investments[1]	20.4	18.3	131.5	128.1	216.3	207.0	274.7	267.4
Interest Expense	—	(12.9)	—	(19.8)	—	(38.0)	—	(59.7)

	$1,860.1	$138.2	$1,752.0	$81.1	$5,496.5	$410.8	$5,006.3	$(34.1)

[1]	Revenues represent recurring investment income and net realized gains (losses) on security sales; pretax profit is net of investment expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results
of Operations.

RESULTS OF OPERATIONS

On a companywide basis, for the third quarter 2001, net income was $96.4 million, or $1.29 per share, compared to $58.8 million, or $.79 per share, for the same period last year. For the third quarter 2001, operating income, which is calculated as net income less the after-tax effect of net realized gains and losses on security sales and one-time items, was $150.5 million, or $2.01 per share, compared to $37.9 million, or $.51 per share, last year. The increase in operating income is primarily driven by improved underwriting results as discussed below. By excluding items which are not of a recurring nature, the Company believes that operating income provides a useful measure of the Company’s operating results. However, since operating income is not a term defined by generally accepted accounting principles, the Company’s operating income results may not be comparable to similarly titled measures reported by other companies. There were no one-time items during the third quarter 2001 or 2000. The combined ratio was 92.8 for the third quarter 2001, compared to 101.7 for the third quarter 2000.

For the nine months ended September 30, 2001, net income was $286.7 million, or $3.82 per share, compared to a net loss of $1.9 million, or $.03 per share, for the same period last year. Year-to-date operating income was $345.8 million, or $4.61 per share, compared to $5.3 million, or $.07 per share, in 2000. The year-to-date one-time items consist of severance and other costs of $2.1 million and $1.7 million which were incurred during the second quarters of 2001 and 2000, respectively. The year-to-date combined ratio was 95.5, compared to 105.1 last year.

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 22% over the third quarter 2000 and 12% year-to-date. Although the majority of the growth was due to increased rate levels, almost four points of the quarterly growth rate was affected by the shift from 12-month to 6-month policies. This shift resulted in a higher number of policies renewing in the third quarter 2001, compared to the third quarter 2000. At September 30, 2001, substantially all of the Company’s new auto policies were written for six-month terms, compared to 65% at September 30, 2000. The shift in policy terms will continue to affect the net premiums written growth rates through the first quarter 2002. Therefore, using net premiums written as a comparative measure may not be meaningful until the second quarter 2002.

Since the shift in policy terms does not affect policies in force or earned premiums, the Company believes that net premiums earned is a better measure of premium growth at this time. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term, increased 13% for the quarter and 12% for the first nine months of 2001. Auto policies in force increased 1% over the prior year. During the quarter, the Company implemented 21 auto rate revisions in various states, bringing the total rate revisions to 63 for the year, and plans to implement additional rate revisions as any rate need or product opportunity emerges.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 89% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through Strategic Alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVESM, the Internet and the Strategic Alliances business unit on behalf of affinity groups.

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

Underwriting results for the Company’s Personal Lines, including its channel components, and the other lines of business for the periods ended September 30, were (dollars in millions):

	THREE MONTHS			NINE MONTHS

	2001	2000	Change	2001	2000	Change

NET PREMIUMS WRITTEN
Personal Lines — Agent	$1,207.9	$1,081.3	12%	$3,470.0	$3,465.7	—
Personal Lines — Direct	486.7	339.7	43%	1,396.0	998.0	40%

Total Personal Lines	1,694.6	1,421.0	19%	4,866.0	4,463.7	9%
Other Lines	207.2	139.4	49%	577.4	410.4	41%

Companywide	$1,901.8	$1,560.4	22%	$5,443.4	$4,874.1	12%

NET PREMIUMS EARNED
Personal Lines — Agent	$1,193.0	$1,166.7	2%	$3,489.4	$3,494.6	—
Personal Lines — Direct	464.4	322.0	44%	1,296.9	872.3	49%

Total Personal Lines	1,657.4	1,488.7	11%	4,786.3	4,366.9	10%
Other Lines	175.5	126.8	38%	476.3	349.5	36%

Companywide	$1,832.9	$1,615.5	13%	$5,262.6	$4,716.4	12%

PERSONAL LINES — AGENT CR
Loss & loss adjustment expense ratio	72.9	82.8	9.9 pts.	75.7	86.0	10.3 pts.
Underwriting expense ratio	19.9	18.1	(1.8) pts.	19.4	18.8	(.6) pts.

	92.8	100.9	8.1 pts.	95.1	104.8	9.7 pts.

PERSONAL LINES — DIRECT CR
Loss & loss adjustment expense ratio	68.3	80.6	12.3 pts.	72.0	81.8	9.8 pts.
Underwriting expense ratio	24.9	26.3	1.4 pts.	25.8	28.5	2.7 pts.

	93.2	106.9	13.7 pts.	97.8	110.3	12.5 pts.

PERSONAL LINES — TOTAL CR
Loss & loss adjustment expense ratio	71.7	82.3	10.6 pts.	74.7	85.2	10.5 pts.
Underwriting expense ratio	21.3	19.9	(1.4) pts.	21.1	20.7	(.4) pts.

	93.0	102.2	9.2 pts.	95.8	105.9	10.1 pts.

OTHER LINES — CR
Loss & loss adjustment expense ratio	68.4	72.8	4.4 pts.	68.9	72.3	3.4 pts.
Underwriting expense ratio	23.2	23.0	(.2) pts.	23.1	22.9	(.2) pts.

	91.6	95.8	4.2 pts.	92.0	95.2	3.2 pts.

COMPANYWIDE GAAP CR
Loss & loss adjustment expense ratio	71.3	81.6	10.3 pts.	74.2	84.2	10.0 pts.
Underwriting expense ratio	21.5	20.1	(1.4) pts.	21.3	20.9	(.4) pts.

	92.8	101.7	8.9 pts.	95.5	105.1	9.6 pts.

COMPANYWIDE ACCIDENT YEAR
Loss & loss adjustment expense ratio	74.3	82.8	8.5 pts.	76.0	82.2	6.2 pts.

	Sept 2001	Sept 2000	Change
Auto Policicies in Force
(in thousands)
Agent	2,759	2,915	(5)%
Direct	1,176	968	21%

Total	3,935	3,883	1%

The Agent channel net premiums written and earned increased 12% and 2%, respectively, from the third quarter last year and both were flat compared to the first nine months of last year. As discussed previously, the increase in net premiums written was influenced by a higher number of policies renewing in the third quarter 2001, compared to the third quarter 2000, due to the Company’s shift to six-month policies. The policy term shift and the rate increases the Company has taken were partially offset by a five percent decrease in Agent auto policies in force. Growth in the Agency business can be impacted by competitor rate activity and local market conditions. The Company was ahead of competitors in recognizing the increases in loss trends and filing necessary rate increases. Therefore, as competitors raise rates, the Company could experience an increase in its share of business generated in the Agent channel. In addition, a number of national companies have recently begun re-underwriting their books of business to improve results and some competitors have become more reluctant to accept nonstandard or even some standard risks. The Company believes that these signals may indicate the beginning of a market change and welcomes the opportunity to write this business in most states.

The Company’s Direct channel net premiums written increased 43% for the third quarter. For the first nine months, net premiums written increased 36%, excluding the $37.7 million of previously ceded written premiums that were assumed by the Company upon the commutation of a reinsurance agreement that was part of a Strategic Alliance relationship that was terminated in the first quarter 2001. The Company decided to terminate this Strategic Alliance relationship upon mutual agreement with the other party because the business interests of the Company and the other party were no longer aligned. In addition, the Company did not envision this relationship assisting the Company in meeting its long-term profitability objectives. The commutation of the reinsurance agreement was a natural and required result of terminating the relationship. The Direct channel net premiums earned grew 44% and 49% for the third quarter and first nine months, respectively. The Company believes that continued growth in the Direct business is heavily dependent on the success of its advertising and other marketing efforts, realizing that price sensitivity is always a factor. The Company is advertising on a national basis and supplements its coverage by local market media campaigns in over one hundred designated marketing areas. In July, the Company launched a new advertising campaign. Quotes are up slightly in the third quarter 2001, compared to the second quarter 2001, and the conversion rates are consistent, thus resulting in a slight increase in new sales volume. Direct auto policies in force increased 21% since September 2000.

Claim costs, the Company’s most significant expense, represent actual payments made and estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs.

During the quarter, the Company’s loss ratios have improved across the country, reflecting both the Company’s pricing actions and favorable loss reserve development. For the third quarter 2001, 39 of the Company’s top 49 markets, which represent over 95% of companywide volume, made an underwriting profit. Florida and New York, which have been difficult operating environments over the last couple of years, are reporting slightly better than break-even underwriting results for both the quarter and year to date.

The Company is encouraged by signs of moderation in the severity trend, but is cautious about predicting claims frequency in future months. Personal injury protection coverage severity trend, which has been a significant contributor to rate escalation over the last several quarters, turned negative for the first time in several quarters. Physical damage severity trends are moderate, while the Company has seen increases of over 10% in bodily injury severity trend. The Company plans to continue to be diligent about recognizing trend when setting rates. The Company cannot predict claims frequency, but recognizes that it is quite possible that frequency may increase in the coming months as a result of lower gas prices coupled with air travel becoming more difficult and less desirable in the wake of the September 11, 2001, terrorist attacks.

During the third quarter 2001, the Company experienced 3.0 points of favorable loss reserve development, compared to 1.2 points last year. For the first nine months, the Company experienced 1.8 points of favorable development, compared to 2.0 points of adverse development for the same period last year. The current year favorable development is primarily attributable to the settlement of claims at less than amounts reserved, while the prior year adverse development reflected the Company’s effort to fully recognize the loss trends that were emerging. The current year development primarily relates to the 2000 accident year. The majority of the 2000 adverse development related to the 1999 accident year.

Policy acquisition costs and other underwriting expenses were 21.5% and 20.1% of premiums earned for the third quarter 2001 and 2000, respectively, and 21.3% for the first nine months of 2001, compared to 20.9% in 2000. The increase in expenses is primarily due to the accrual for anticipated gainsharing payments for 2001, where a minimal amount was accrued for gainsharing in 2000.

Recurring investment income increased 4% for the quarter and 7% for the first nine months, reflecting an increase in the average investment portfolio partially offset by a decrease in the yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 6.1% for the third quarter 2001, compared to 6.4% for the same period last year, and 6.2% for the first nine months of 2001, compared to 6.4% last year. The Company had net realized losses on security sales of $83.2 million for the third quarter and $88.8 million for the first nine months of 2001, compared to net realized gains of $32.3 million and net realized losses of $9.3 million, respectively, last year. Included in the net realized losses for 2001 and 2000 are $49.9 million and $22.4 million, respectively, of write-downs on securities determined to have an other-than-temporary decline in market value; $24.5 million and $12.6 million of the write-downs occurred during the third quarter 2001 and 2000, respectively. At September 30, 2001, the Company’s portfolio had $159.0 million in total unrealized gains, compared to $107.0 million at December 31, 2000 and $78.3 million at September 30, 2000.

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio

	September 30, 2001		September 30, 2000

Fixed Maturities:
Investment-Grade:
Short/Intermediate Term	$5,022.6	63.3%	$4,804.7	68.0%
Long Term	670.7	8.5%	204.9	2.9%
Non-Investment-Grade	184.4	2.3%	141.6	2.0%
Equity Securities:
Common Stocks	1,218.0	15.4%	1,202.9	17.0%
Preferred Stocks	834.3	10.5%	710.9	10.1%

Total Portfolio	$7,930.0	100.0%	$7,065.0	100.0%

The duration of the fixed-income portfolio was 3.7 years at September 30, 2001, compared to 3.3 years at September 30, 2000.

The non-investment-grade fixed-maturity securities offer the Company high returns and added diversification without a significant adverse effect on the stability and quality of the investment portfolio as a whole.

The majority of the common stock portfolio is invested in domestic equities correlated to a nationally recognized broad-based index. Common stock investments also include partnership investments ($47.5 million in 2001, compared to $113.6 million in 2000), and equity investments in term trust certificates, the common shares of closed-end bond funds, which have the risk/reward characteristics of the underlying bonds ($49.8 million in 2001, compared to $240.9 million in 2000). The decrease in the partnership investments reflect the shift toward publicly traded indexed equities, while the decrease in the term trust certificates resulted from the maturity of certain instruments held in the portfolio.

Derivative instruments held or issued for purposes “other than trading” are used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. At September 30, 2001, other-than-trading derivative instruments had a net market value of $.4 million (notional value of $2.3 million), compared to $(1.4) million (notional value of $22.2 million) at September 30, 2000.

Derivative instruments are also used for trading purposes. At September 30, 2001, trading derivative instruments had a net market value of $0 (notional value of $10.0 million). At September 30, 2000, the Company had a matched long trading asset offset by a short trading position in futures with a market value of $.3 (notional value of $33.0 million). In addition, the Company had derivative trading positions with net market values of $(.6) million (notional values of $113.1 million).

As of September 30, 2001, the Company had open investment funding commitments of $50.2 million.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 2001, operations generated a positive cash flow of $1,117.8 million. During the third quarter 2001, the Company repurchased 600,000 Common Shares in the open market at an average cost of $127.97 per share, bringing the total year-to-date open market purchases to 800,000 at an average cost of $129.34 per share. The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth.

The Company has constructed a corporate office complex in Mayfield Village, Ohio at an estimated cost of $128.5 million, of which $128.1 million has been paid through September 30, 2001, including $.4 million paid in the third quarter 2001. Four buildings and a parking garage were completed during 1999 and 2000. The fifth building was completed in the first quarter of 2001. The project is being funded through operating cash flows.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care costs; and other matters described from time to time by the Company in documents filed with the United States Securities and Exchange Commission. The Company assumes no obligation to update the information in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2001, the duration of the financial instruments subject to interest rate risk was 3.7 years, compared to 3.5 years at December 31, 2000. At September 30, 2001, the weighted average beta of the equity portfolio was .89, compared to .95 at December 31, 2000. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:
See exhibit index on page 14.

(b)	Reports on Form 8-K during the quarter ended September 30, 2001:
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION

(Registrant)

Date: November 5, 2001	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number Under	Form 10-Q
Regulation S-K, Item 601	Exhibit Number	Description of Exhibit

(10)	10(A)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and W. Thomas Forrester

(10)	10(B)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Brian J. Passell

(10)	10(C)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Charles E. Jarrett

(10)	10(D)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Glenn M. Renwick

(10)	10(E)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Richard H. Watts

(10)	10(F)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Raymond M. Voelker

(10)	10(G)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Robert T. Williams

(10)	10(H)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Alan R. Bauer

(10)	10(I)	The Progressive Corporation Executive Separation Allowance Plan