Form 10-K405
period 2001-12-31
PROGRESSIVE CORP/OH/
filed 2002-03-28
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2001

or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

(440) 461-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2002: $9,637,440,354

The number of the registrant’s Common Shares, $1.00 par value, outstanding as of February 28, 2002: 73,546,502

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts I, II and IV hereof. Portions of the registrant’s Proxy Statement dated March 15, 2002, for the Annual Meeting of Shareholders to be held on April 19, 2002, are incorporated by reference in Part III hereof.

INTRODUCTION

The Progressive Corporation and subsidiaries’ (collectively, the “Company”) 2001 Annual Report to Shareholders (the “Annual Report”) contains portions of the information required to be included in this Form 10-K, which are incorporated herein by reference. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

Portions of the information included in The Progressive Corporation’s Proxy Statement dated March 15, 2002, for the Annual Meeting of Shareholders to be held on April 19, 2002 (the “Proxy Statement”) have also been incorporated by reference herein and are identified under the appropriate items in this Form 10-K.

PART I

ITEM 1.	BUSINESS

     (a)  General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 73 subsidiaries, 1 mutual insurance company affiliate and 1 reciprocal insurance company affiliate. The Progressive Corporation’s insurance subsidiaries and affiliates provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. The Company’s property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles.

     (b)  Financial Information About Industry Segments

Incorporated by reference from Note 8, Segment Information, on page 42 of the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

     (c)  Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $7,260.1 million in 2001, compared to $6,196.1 million in 2000 and $6,124.7 million in 1999. The underwriting profit was 4.8% in 2001, compared to an underwriting loss of 4.4% in 2000 and an underwriting profit of 1.7% in 1999.

Personal Lines

The Company’s Personal Lines segment writes insurance for private passenger automobiles and recreation and other vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific market or customer group. Personal Lines accounted for 89% of total net premiums written in 2001, compared to 91% in 2000 and 93% in 1999. The Company’s strategy is to become the low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.

Of the approximately 220 United States insurance company groups writing private passenger auto insurance, the Company ranked fourth in size for 2000 based on direct premiums written and estimates that it held this position for 2001. For 2001, the estimated industry net premiums written, which include personal auto insurance in the United States, were $125.1 billion, and the Company’s share of this market was approximately 5.2%, compared to $119.6 billion and 4.7%, respectively, in 2000, and $118.6 billion and 4.8% in 1999. Except as otherwise noted, all industry data and the Company’s market share or ranking in the industry were derived either directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.

Private passenger automobile insurance is comprised of preferred, standard and nonstandard automobile risks. Standard and preferred automobile risks account for about 80% of the United States’ personal automobile insurance market. The remaining 20% of the market is comprised of nonstandard auto risks. The Company actively participates in the market for each of these risks, with the objective of offering a competitive rate for all risks. Volume potential is driven by the Company’s ability to price competitively, brand recognition, and the actions of the Company’s competitors, among other factors. See “Competitive Factors” on page 8 of this report for further discussion.

The Company’s specialty Personal Lines products include insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items. The Company’s competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company’s analysis of this market, the Company believes that it is one of the largest participants in the specialty personal lines market. The Company has been the market share leader for the motorcycle product since 1998.

In March 2002, the Company determined that it will discontinue writing new homeowner’s insurance in all states effective May 3, 2002. This action was taken because the homeowner’s product did not meet the Company’s goal of attracting more standard and preferred auto business by packaging a homeowner’s product with its auto product. The Company sells the homeowner’s product in Arizona, Michigan, Maryland and Illinois through a select number of independent agents. For 2001, the homeowner's product accounted for less than one-tenth of one percent of Personal Lines’ premiums written. To minimize the overall exposure, the Company reinsures this risk through a 75% quota share agreement under which the Company has a 25% net retention.

The Personal Lines business is generated either by an Agent or written directly by the Company. The Agent channel includes business written by the Company’s network of more than 30,000 Independent Insurance Agencies, located throughout the United States, and through strategic alliance business relationships. The Independent Insurance Agencies have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain Company-mandated procedures. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The Agencies do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Agent channel also establishes alliances with other insurance companies, financial institutions, employers and national brokerage agencies. In 2001, the total net premiums written through the Agent channel represented 71% of the Personal Lines volume, compared to 77% in 2000 and 83% in 1999. Direct business includes business written through 1-800-PROGRESSIVESM, over the Internet (progressive.com) and on behalf of affinity groups. Net premiums written in the Direct business were 29%, 23% and 17% of the Personal Lines volume in 2001, 2000 and 1999, respectively.

Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. The Company’s organization enables it to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. The Company’s business is organized into business areas: Agent, Direct (which includes the Internet business), Claims, and Sales and Service. The Agent, Direct and Claims business areas are managed at a local level and structured into six regions. Each business has a Group President and a process team, with local managers at the state or regional level. Sales and Service (such as customer service calls, direct sales calls and claims loss reporting) is performed at six regional sites in Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Sacramento, California; Tampa, Florida; and Tempe, Arizona.

The Company’s executive management team, which sets policy and makes key strategic decisions, includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Human Resources Officer. The Company’s four Group Presidents (Agent, Direct, Claims, and Sales and Service) are also part of the executive team. The Group Presidents are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who discover and select Progressive through different distribution modes.

Other Businesses

The Company’s other lines of business include the Commercial Vehicle business unit, Lenders’ Collateral Protection Group (LCPG), Professional Liability Group (PLG) and Motor Carrier business unit, which are organized by customer group and headquartered in Cleveland, Ohio. These businesses accounted for approximately 9% of total revenue in 2001. The choice of distribution channel is driven by each customer group’s buying preference and service needs. Distribution channels include independent agents, financial institutions, vehicle dealers and company-employed sales forces. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions.

The Commercial Vehicle business unit provides monoline insurance which covers automobiles and trucks owned by small businesses for primary liability, physical damage and other supplementary insurance coverages. The Commercial Vehicle business unit is currently operating in a market where average premiums are increasing. Based on the Company’s analysis of this market, the Company competes for this business on a nationwide basis with approximately 150 other companies. The Company estimates that it is one of the largest monoline commercial auto carriers.

LCPG primarily provides physical damage insurance and related tracking services to protect the commercial or retail lender’s interest in collateral which is not otherwise insured against these risks. The principal product offered is collateral protection insurance for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks and finance companies are LCPG’s largest customer group for these services. This business also serves savings and loan institutions, finance companies and credit unions. According to the Company’s analysis, this market as well as the Company’s share of the market, are declining in size.

PLG’s principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program is sponsored by the American Bankers Association. Additionally, the Company provides similar coverages for credit unions and savings and loan institutions. The risk and premium on these coverages are also reinsured by various reinsurance entities. PLG represented less than one-half percent of the Company’s total 2001 net premiums written.

The Motor Carrier business unit primarily processes business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary markets. The Motor Carrier business unit processes CAIP business in 26 states. As a CAIP servicing carrier, this business unit processes over 50% of the premiums in the CAIP market, which is growing in size, and assumes no indemnity risk. The Company competes with two other providers nationwide.

Risk Factors

The Company’s business involves various risks and uncertainties. Information regarding certain of those risks and uncertainties is set forth below. This information should be considered carefully together with the other information contained herein and in the other reports and materials filed by the Company with the Securities Exchange Commission ("SEC"), as well as news releases and other information publicly disseminated by the Company from time to time.

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks or uncertainties develop into actual events, this could have a material adverse effect on the Company’s business, financial condition or results of operations. In that case, the trading price of the Company’s Common Shares could decline materially.

Competition. The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers compete on the basis of price, consumer recognition, coverage offered, claims handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have greater financial, marketing and management resources than the Company, and by smaller regional insurers. The Company could be adversely affected by a loss of business to competitors offering similar insurance products at lower prices and other competitor initiatives. See the “Competitive Factors” discussion on page 8 of this report for further information.

Insurance Regulation. The insurance subsidiaries are subject to regulation and supervision by various state insurance departments. Certain regulatory restrictions, and prior approval requirements, may affect the subsidiaries’ ability to operate, innovate, obtain necessary rate adjustments in a timely manner, pay dividends to the parent company and grow their businesses in a profitable manner.

Regulation of insurance constantly changes as real or perceived issues arise. In recent years, legislation and voter initiatives have been introduced which deal with use of nonpublic consumer information, use of credit in underwriting, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. Moreover, new legislation or regulations may adversely affect the Company’s ability to underwrite and price risks accurately and, thus, underwriting results, as well as the Company’s ability to write business profitably in one or more states, in which event the Company may seek to reduce its writings in or to withdraw entirely from those states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company is unable to predict whether and to what extent new laws and regulations that would affect the Company’s business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on the Company’s operations, profitability and financial condition.

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

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel and non-renew policies. Further, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellations and non-renewals or that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

State insurance regulation may effect and create risk and uncertainties for the Company’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 8 of this report.

Restrictions on Dividends. The Progressive Corporation is a holding company with no business operations of its own. Consequently, its ability to pay dividends to shareholders and meet its debt payment obligations is largely dependent on dividends or other distributions from its subsidiaries. If the Company’s subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, the Company may be unable to pay dividends to shareholders or make payments on its indebtedness. State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company’s subsidiaries to maintain financial strength ratings. Prior regulatory approval from state regulatory authorities may be required in order for its insurance subsidiaries to declare and pay dividends or make other distributions to affiliated entities. Further information on state insurance laws and regulations which may limit the ability of the Company’s insurance subsidiaries to pay dividends can be found in Item 5(c), “Subsidiary Dividends,” on page 17 of this report.

Class Actions and Other Litigation. The Company is named as a defendant in a number of putative class actions and other lawsuits, such as those alleging damages as a result of the Company’s use of after-market parts, total loss evaluation methodology, use of credit in underwriting and offering alternative commission programs, the alleged diminution of value to vehicles which are involved in accidents or the Company’s classification of employees under federal and state wage and hour laws and cases challenging other aspects of the Company’s business operations, including claims and marketing practices. Other litigation may be filed against the Company in the future. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. Further, the Company is unable to predict the precise nature of or the relief that may be sought in any lawsuits that may be filed against the Company in the future or the effect that these pending or future cases may have on the business, operations, profitability or financial condition of the Company. For further information on pending litigation, see Item 3, “Legal Proceedings,” beginning on page 15 of this report.

Underwriting Accuracy and Rate Adequacy. The Company’s operating performance and financial condition depend on the Company’s ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price accurately, the Company must collect and analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trend; and project both severity and frequency with reasonable accuracy. If the Company fails to assess accurately the risks that it assumes or does not accurately estimate its retention (i.e. policy life expectancy), the Company may fail to establish adequate premium rates, which could reduce income and have a material adverse effect on its operating results or financial condition.

Changes in the frequency and severity of claims may have an impact on the profitability of the Company’s business. Changing driving patterns affect both the frequency and severity of claims in the private passenger auto insurance business. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in auto physical damage claim severity are driven primarily by inflation in auto repair costs, auto parts prices and used car prices.

Weather Conditions; Catastrophic Losses. The Company continues to be exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and other events such as an explosion, a terrorist attack and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, tornadoes, windstorms and earthquakes may produce significant damage over large, heavily populated areas. Most of the Company’s past catastrophe-related claims have resulted from severe storms. Although the occurrence of a major catastrophe could have a significant impact on the Company’s quarterly results, the Company believes that, except under extraordinary circumstances, such an event would not be so material as to disrupt the overall normal operations of the Company or have a material impact on the financial condition of the Company.

Loss Reserves. There is inherent uncertainty in the process of establishing property and casualty loss reserves. Reserves are estimates based on actuarial and statistical projections at a given point in time of what the Company ultimately expects to pay out on claims and the cost of adjusting those claims, based on facts and circumstances then known. Factors affecting these projections include changes in medical costs, repair costs and regulation.

Ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of reserves contained in the Company’s financial statements. The Company’s actual claim payments may exceed its claim reserves causing the Company to incur losses the Company did not anticipate. If the Company’s losses exceed its reserves, its earnings may be significantly and negatively affected. This uncertainty arises from a number of factors, including the difficulty in predicting the rate of inflation and the rate and direction of changes in trend, ongoing interpretation of insurance policy provisions by courts, inconsistent decisions in lawsuits regarding coverage and expanded theories of liability. In addition, ongoing changes in claim settlement practices can lead to changes in loss payment patterns which are used to estimate reserve levels. Moreover, while improved actuarial techniques and expanded databases are used in estimating net loss reserves, these tools may prove to be inadequate indicators of the extent of probable loss. Consequently, ultimate losses could materially exceed loss reserves and have a material adverse effect on the Company’s results of operations, liquidity or financial position. Further information on the Company’s loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 12 of this report, as well as the Company’s Report on Loss Reserving Practices, which was filed with the SEC on Form 8-K on June 29, 2001.

Investment Risks. Investments in the Company’s investment portfolio have varying degrees of risk. The most significant risk to the fixed-income portfolio is interest rate risk, including movements in the underlying market rates and changes in the credit spreads of the respective sectors of the fixed-income securities held. The Company has estimated the sensitivity to hypothetical movements of market rates of 100 and 200 basis points up or down. The analysis indicates that, as of December 31, 2001, the impact is less than 10% of the value of the fixed-income portfolio. The common equity portfolio is managed to the Russell 1000 index, and is generally subject to the risk of equity market volatility. Sensitivity analysis to movements in the market show that a 10% movement in the market would result in a 10% movement in the value of the equity portfolio.

The Company also uses simulation modeling to determine the Value-at-Risk (VaR) of the investment portfolio. The model represents the maximum expected loss in value of the investment portfolio in a one month period at a 95% confidence level. A summary quantifying the investment portfolio’s sensitivities, as well as the estimated VaR of the investment portfolio, is included in Item 7A of this report.

Reliance on Information Technology. The Company’s business is highly dependent upon the successful and uninterrupted functioning of its information technology and telecommunications systems. The Company relies on these systems to perform actuarial and other modeling functions necessary for underwriting and rate development and to support its Internet and other direct marketing operations, as well as to process new and renewal business, provide customer service and make claims payments. The Company has a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt the Company’s operations or materially impact its ability to evaluate and write new business. Because the Company’s information technology and telecommunications systems interface with and depend on third party systems, the Company could experience service denials if demand for such service exceeds capacity or such third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to write and process new and renewal business and provide customer service or compromise its ability to pay claims in a timely manner. This could result in a material adverse effect on the Company’s business results.

The Company maintains insurance on its real property and other physical assets, which includes coverage for losses due to business interruptions caused by covered property damage. However, this insurance will not compensate the Company for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunications systems failure that is unrelated to covered property damage; nor will such business interruption insurance necessarily compensate the Company for all losses resulting from covered events. The Company maintains redundant systems or facilities for its principal services to help maintain functionality and reduce the risk of significant interruptions of its operations.

In addition, a security breach of the Company’s computer systems could damage its reputation, interrupt its operations or result in liability. The Company retains confidential information regarding its customers and business dealings in its computer systems. The Company spends significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, the Company could be subject to liability if hackers are able to penetrate its network security or otherwise misappropriate confidential information.

Privacy Legislation. In 1999, the U.S. Congress passed the Gramm-Leach-Bliley Act, which affords protection for “nonpublic personal information” relating to consumers. The Act directed federal regulators to implement the details of the privacy law through regulations, which were issued in final form in the first part of 2000. Since then, virtually all state legislatures or regulatory bodies have adopted, or are considering the adoption of, additional laws and regulations to address privacy issues. These new laws and consumer concerns over privacy issues have created significant uncertainty and risks to financial institutions, which need to accurately describe their privacy practices and develop appropriate procedures to manage and protect customer data. While the Company has implemented a process to monitor and achieve compliance with these privacy laws, the associated costs and potential risks and liabilities to insurers and other financial institutions are difficult or impossible to quantify. Moreover, the Company is unable to predict the precise nature and content of future privacy laws and regulations, or the effects that they may have on the business, operations, operating results or financial condition of the Company. Potential areas of exposure facing the industry include failure to accurately or adequately describe privacy practices or to protect customer information from unauthorized disclosure. The lack of uniform state laws makes ongoing compliance both expensive and difficult to manage.

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

Insurance Regulation

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the subsidiaries is licensed and subject to regulation in each of the 50 states and certain U.S. possessions. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company’s insurance subsidiaries and affiliates are domiciled in the states of Arizona, California, Colorado, Illinois, Florida, Louisiana, Michigan, Mississippi, Missouri, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates. Most jurisdictions prohibit rates that are “excessive, inadequate or unfairly discriminatory.”

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

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions involving insurers and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the “Subsidiary Dividends” discussion in Item 5(c) for further information on these dividend limitations.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets, and the identity of the regulator, as a general rule, the regulators prefer that annual net premiums written be not more than three times the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial conditions. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to technical factors, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer solvency. In recent years, legislation and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In 1999, Congress passed the Gramm-Leach-Bliley Act of 1999 (“GLB”), which among other things places new requirements on financial institutions, including insurance companies, designed to protect the “nonpublic personal information” of consumers. GLB requires each financial institution to provide to its customers a copy of the institution’s privacy policy at the commencement and at least annually during the term of the customer relationship. Subject to certain exceptions, GLB prohibits a financial institution from disclosing to nonaffiliated third parties any nonpublic personal information pertaining to its consumers, unless the financial institution first provides to its consumers a copy of its privacy policy and gives the consumers an opportunity to “opt out” of such disclosures. Various states have enacted or are expected to enact privacy legislation or regulations which may impose additional requirements. State privacy laws are continuing to evolve, and the Company has implemented a process to monitor and achieve compliance with such laws as they are promulgated.

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

Adverse legislative and regulatory activity limiting the subsidiaries’ ability to price automobile insurance adequately, or affecting the subsidiaries’ insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on the subsidiaries’ businesses cannot be predicted.

The Company files statutory-based financial statements with state insurance departments in all states in which the Company is licensed. On January 1, 2001, significant changes to the statutory basis of accounting became effective. The cumulative effect of these changes was recorded as a direct adjustment to statutory surplus. The effect of adoption increased statutory surplus by $340.5 million. The Company expects that statutory surplus will continue to be in excess of the regulatory risk-based capital requirements.

Statutory Accounting Principles

The Company’s results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Specifically, under GAAP:

1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2.	Certain assets are included in the consolidated balance sheets, but are charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, leasehold improvements and prepaid expenses.

3.	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4.	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP. Equity securities are reported at quoted market values which may differ from the NAIC market values as required by SAP.

5.	Costs for application computer software developed or obtained for internal use are capitalized and amortized over their useful life, rather then expensed as incurred, as required by SAP.

6.	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company’s investment portfolio, at market value, was $8,226.3 million at December 31, 2001, compared to $6,983.3 million at December 31, 2000. Investment income is affected by shifts in the types of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains/losses on security sales, before expenses and taxes, was $301.7 million in 2001, compared to $402.1 million in 2000 and $387.9 million in 1999. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 46 through 51 of the Company’s Annual Report.

Employees

The number of employees, excluding temporary employees, at December 31, 2001, was 20,442.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of the Company’s insurance subsidiaries. The Company’s objective is to establish case and incurred but not reported reserves that are adequate to cover all loss costs, while sustaining minimal variation from the date that the reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 2001, 2000 and 1999 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
(millions)	2001	2000	1999

Balance at January 1	$2,986.4	$2,416.2	$2,188.6
Less reinsurance recoverables on unpaid losses	201.1	216.0	242.8

Net balance at January 1	2,785.3	2,200.2	1,945.8

Incurred related to:
Current year	5,363.1	5,203.6	4,286.2
Prior years	(99.0)	75.8	(29.8)

Total incurred	5,264.1	5,279.4	4,256.4

Paid related to:
Current year	3,570.4	3,447.7	2,919.2
Prior years	1,409.3	1,246.6	1,082.8

Total paid	4,979.7	4,694.3	4,002.0

Net balance at December 31	3,069.7	2,785.3	2,200.2
Plus reinsurance recoverable on unpaid losses	168.3	201.1	216.0

Balance at December 31	$3,238.0	$2,986.4	$2,416.2

During 2001, the Company experienced $99.0 million of favorable loss reserve development, compared to $75.8 million of adverse development in 2000 and $29.8 million of favorable development in 1999. The favorable development in 2001 is primarily attributable to the settlement of claims at less than amounts reserved, while the prior year’s adverse development reflected the Company’s effort to fully recognize the loss trends that were emerging. The development in 2001 primarily relates to the 2000 accident year, while the majority of the 2000 adverse development related to the 1999 accident year. The Company conducts extensive reviews each month on portions of its business to help ensure that the Company is meeting its objective of always having reserves that are adequate, with minimal variation.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED	1991	1992	1993[3]	1994[4]	1995	1996	1997	1998	1999	2000	2001
LIABILITY FOR UNPAID
LOSSES AND LAE — GROSS			$1,347.2	$1,432.9	$1,610.5	$1,800.6	$2,146.6	$2,188.6	$2,416.2	$2,986.4	$3,238.0
LESS: REINSURANCE
RECOVERABLE ON UNPAID
LOSSES			334.8	334.2	296.1	267.7	279.1	242.8	216.0	201.1	168.3

LIABILITY FOR UNPAID
LOSSES AND LAE — NET[1]	$861.5	$956.4	$1,012.4	$1,098.7	$1,314.4	$1,532.9	$1,867.5	$1,945.8	$2,200.2	$2,785.3	$3,069.7
PAID (CUMULATIVE) AS OF:
One year later	353.4	366.8	417.0	525.3	593.0	743.6	922.0	1,082.8	1,246.5	1,409.3
Two years later	518.8	520.0	589.8	706.4	838.9	1,034.5	1,289.6	1,487.9	1,738.5	—
Three years later	583.2	598.2	664.1	810.6	960.1	1,266.1	1,474.9	1,680.6	—	—
Four years later	617.6	632.8	709.9	857.1	1,057.1	1,351.1	1,554.1	—	—	—
Five years later	635.8	658.6	729.8	892.7	1,092.5	1,384.0	—	—	—	—
Six years later	651.2	669.7	742.2	909.7	1,106.3	—	—	—	—	—
Seven years later	656.2	676.0	752.8	917.1	—	—	—	—	—	—
Eight years later	659.7	682.3	757.4	—	—	—	—	—	—	—
Nine years later	662.8	685.1	—	—	—	—	—	—	—	—
Ten years later	664.7	—	—	—	—	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	810.0	857.9	869.9	1,042.1	1,208.6	1,429.6	1,683.3	1,916.0	2,276.0	2,686.3
Two years later	771.9	765.5	837.8	991.7	1,149.5	1,364.5	1,668.5	1,910.6	2,285.4	—
Three years later	718.7	737.4	811.3	961.2	1,118.6	1,432.3	1,673.1	1,917.3	—	—
Four years later	700.1	725.2	794.6	940.6	1,137.7	1,451.0	1,669.2	—	—	—
Five years later	695.1	717.3	782.9	945.5	1,153.3	1,445.1	—	—	—	—
Six years later	692.6	711.1	780.1	952.7	1,150.1	—	—	—	—	—
Seven years later	688.2	709.2	788.6	952.6	—	—	—	—	—	—
Eight years later	687.9	714.6	787.5	—	—	—	—	—	—	—
Nine years later	690.3	713.3	—	—	—	—	—	—	—	—
Ten years later	691.1	—	—	—	—	—	—	—	—	—
CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)	$170.4	$243.1	$224.9	$146.1	$164.3	$87.8	$198.3	$28.5	$(85.2)	$99.0
PERCENTAGE[2]	19.8	25.4	22.2	13.3	12.5	5.7	10.6	1.5	(3.9)	3.6
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE — GROSS			$1,037.4	$1,204.6	$1,399.8	$1,718.0	$1,939.4	$2,156.5	$2,509.9	$2,886.4
LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES			249.9	252.0	249.7	272.9	270.2	239.2	224.5	200.1

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE[1] — NET			$787.5	$952.6	$1,150.1	$1,445.1	$1,669.2	$1,917.3	$2,285.4	$2,686.3
GROSS CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)			$309.8	$228.3	$210.7	$82.6	$207.2	$32.1	$(93.7)	$100.0

1      Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

2      Cumulative development ÷ liability for unpaid losses and LAE.

3      In 1993, the Company adopted Statement of Financial Accounting Standards 113, “Accounting and Reporting of Short-Duration and Long-Duration Contracts,” and, per the provisions of the Statement, began presenting its liability for unpaid losses and LAE on a gross basis.

4      In 1994, based on a review of its total loss reserves, the Company eliminated its $71.0 million “supplemental reserve.”

The above table presents the development of balance sheet liabilities for 1991 through 2000. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

The table also presents the re-estimated liability for unpaid losses and LAE on a gross basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses. The presentation appears for all periods in which the income recognition provisions of Statement of Financial Accounting Standards 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” have been applied.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2001 the companies had paid $685.1 million of the currently estimated $713.3 million of losses and LAE that had been incurred through the end of 1992; thus an estimated $28.2 million of losses incurred through 1992 remain unpaid as of the current financial statement date.

The cumulative development represents the aggregate change in the estimates over all prior years. For example, the 1991 liability has developed conservatively by $170.4 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE is shown in the reconciliation table on page 12 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1994, but incurred in 1991, will be included in the cumulative development amount for years 1991, 1992 and 1993. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million “supplemental reserve.” Prior to 1994, the Company established case and IBNR reserves by product with the objective of being accurate to within plus or minus two percent. Pricing had been based on these estimates of reserves by product. Because the Company desired a very high degree of comfort that aggregate reserves were adequate, aggregate reserves were established near the upper end of the reasonable range of reserves, and the difference between such aggregate reserves and the midpoint of the reasonable range of case and IBNR reserves was called the “supplemental reserve.” The Company concluded, after examining its historical aggregate reserves, that the practice of setting aggregate reserves at the upper end of the range of reasonable reserves provided an unnecessarily high level of comfort. Even without the high level of comfort provided by the “supplemental reserve,” the Company’s reserves had historically been redundant. The Company believes that this change in the estimate of its reserves placed the Company more in line with the practices of other companies in the industry.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 13 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements, as filed with the state insurance departments. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior.

     (d)  Financial Information about Foreign and Domestic Operations

The Company operates throughout the United States. The Company ceased writing new business in Canada in 1999.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters office complex is located on a 42-acre parcel in Mayfield Village, Ohio. The Company also owns a 72-acre corporate office complex near the headquarters. In total, these two sites contain approximately 1.36 million square feet and are owned by a subsidiary. The second complex was constructed at a total cost of $129.0 million, with the final building completed in the first quarter of 2001. The construction project was funded through operating cash flows.

The Company also owns seven other buildings in suburbs adjoining the corporate office complexes, six buildings in Tampa, Florida, and a building in each of the following cities: Tempe, Arizona; Ft. Lauderdale, Florida; Albany, New York; Tigard, Oregon; Plymouth Meeting, Pennsylvania; and Austin, Texas. Six of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 1.63 million square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These facilities are occupied by the Company’s business units or other operations and are not segregated by industry segment.

The Company leases approximately 680,000 square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases 356 claim offices, consisting of approximately 1.86 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects that it will need additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

Like many other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation. There are currently four putative class action lawsuits pending against the Company in various state courts seeking actual and punitive damages and alleging breach of contract and fraud because of the Company’s specification of after-market (non-original equipment manufacturer) replacement parts in the repair of insured or claimant vehicles. Similar lawsuits have been filed against several other insurance carriers. Plaintiffs in these suits allege that after-market parts are inferior to replacement parts manufactured by the vehicle’s original manufacturer and that the use of such parts fails to restore the damaged vehicle to its “pre-loss” condition, as required by their insurance policies. The Company is vigorously defending these lawsuits, which are in various stages of development. The outcome of these lawsuits is currently uncertain.

The Company is defending six putative class action lawsuits in various state courts seeking damages from the Company alleging breach of contract for failing to pay inherent diminished value to insureds under the collision, comprehensive or uninsured motorist property damage provisions of their auto policies. Similar lawsuits have been filed against several other insurance carriers. Inherent diminished value is defined by plaintiffs as the difference between the market value of the insured automobile before an accident and the market value after proper repair. Plaintiffs allege that they are entitled to the payment of inherent diminished value under the terms of their insurance policies. The Company is vigorously defending these lawsuits, which are in various stages of development. In February, 2002, the Company reached an agreement to settle its Georgia diminution in value case for between $19.4 million and $20.0 million. The outcome of the remaining lawsuits is currently uncertain. The Company believes that Georgia law on diminution in value is an anomaly and has successfully defended several of these cases in other jurisdictions.

There are two putative class action lawsuits pending against the Company in Florida challenging the legal propriety of the Company’s payment of preferred provider rates on personal injury protection (“PIP”) claims. The primary issue is whether the Company violated Florida law by paying PIP medical expense claims at preferred provider rates. The Company is vigorously defending these lawsuits, which are in various stages of development. The outcome of these disputes is currently uncertain.

There are currently three putative class actions pending against the Company which challenge the Company’s use of certain automated database vendors to assist in valuing total loss claims. Similar lawsuits have been filed against other carriers in the industry. Plaintiffs allege that these databases systematically undervalue total loss claims to the detriment of insureds. The plaintiffs are seeking actual and punitive damages. The lawsuits are in various stages of development. The Company is vigorously defending these lawsuits. The outcome of these cases is currently uncertain.

The Company is currently defending four lawsuits involving worker classification issues. These lawsuits relate to the classification of the Company’s California claims employees as exempt workers for purposes of state wage and hour laws and/or challenge the Company’s exempt employee classification under the federal Fair Labor Standards Act. The Company is vigorously defending these lawsuits, which are in various stages of development. The outcome of these cases is uncertain at this time.

The Company is currently defending three putative class actions which challenge the subsidiaries’ alternative commissions programs. In one of these cases, which is pending in Texas, the plaintiffs allege that the different rates charged are unfairly discriminatory in violation of applicable state law. The other two cases allege that the Company does not adequately disclose the availability of the alternative programs and induces its agents to place applicants in the highest priced programs. These lawsuits are in various stages of development. The Company is vigorously defending these lawsuits. Their outcome is uncertain at this time.

The Company is currently defending four cases, three of which are putative class actions, which challenge certain aspects of the Company’s use of credit information in underwriting. All of these cases are in their early stages and no discovery has been completed in three of the cases. As a consequence, the Company is not yet in a position to assess its exposure, if any. The Company plans to vigorously defend each of these cases.

Various other legal and regulatory actions are currently pending that challenge certain aspects of the Company’s business operations.

The Company has established reserves for those lawsuits for which it is able to estimate its potential exposure. No reserves have been established for those cases for which the Company is unable to estimate its potential exposure. At this time, based on information currently known by the Company and the status of these lawsuits, management believes that the Company’s ultimate liability, if any, in those actions for which reserves have been established in excess of amounts currently reserved will not have a material adverse effect on the results of operations, liquidity or financial position of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in Part III of this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information and Dividends

The Company’s Common Shares are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.

					Dividends
Year	Quarter	High	Low	Close	Per Share

2001	1	$103.48	$82.13	$97.05	$.070
	2	136.78	93.60	135.19	.070
	3	135.95	114.60	133.90	.070
	4	151.80	130.85	149.30	.070

		$151.80	$82.13	$149.30	$.280

2000	1	$85.75	$45.00	$76.06	$.065
	2	100.00	60.00	74.00	.065
	3	85.38	62.25	81.88	.070
	4	111.00	69.63	103.63	.070

		$111.00	$45.00	$103.63	$.270

The closing price of the Company’s Common Shares on February 28, 2002 was $155.80.

On March 19, 2002, the Board of Directors of The Progressive Corporation approved a 3 for 1 split of the Company’s Common Shares, $1.00 par value, to be effected in the form of a stock dividend. In connection with the transaction, two additional Common Shares will be issued on April 22, 2002, for each Common Share held by shareholders of record as of the close of business on April 1, 2002. The purpose of the stock split is to increase the supply of the Company’s Common Shares and to improve the liquidity of the stock. All of the information presented above is on a pre-split basis.

     (b)  Holders

There were 3,586 shareholders of record on February 28, 2002.

     (c)  Subsidiary Dividends

Statutory policyholders’ surplus was $2,647.7 million and $2,177.0 million at December 31, 2001 and 2000, respectively. At December 31, 2001, $333.8 million of consolidated statutory policyholders’ surplus represents net admitted assets of the Company’s insurance subsidiaries and affiliates that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $436.0 million in 2002 without prior approval from regulatory authorities.

     (d)  Repurchases

In April 1996, the Board of Directors authorized the repurchase of up to 6,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company. There have been 1,684,226 shares repurchased under this authorization as of December 31, 2001.

ITEM 6.	SELECTED FINANCIAL DATA

(millions — except per share amounts)

		For the years ended December 31,
	2001	2000	1999	1998	1997

Total revenues	$7,488.2	$6,771.0	$6,124.2	$5,292.4	$4,608.2
Net income	411.4	46.1	295.2	456.7	400.0
Per share:
Net income[1]	5.48	.62	3.96	6.11	5.31
Dividends	.28	.27	.26	.25	.24
Total assets	11,122.4	10,051.6	9,704.7	8,463.1	7,559.6
Debt outstanding	1,095.7	748.8	1,048.6	776.6	775.9

[1] Presented on a diluted basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 46 through 51 of the Company’s Annual Report.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the Company’s Annual Report on pages 56 and 57.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company’s Annual Report, pages 30 through 45 and pages 52 through 59.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to all of the directors and the individuals who have been nominated for election as directors at the 2002 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Election of Directors” in the Proxy Statement, pages 2 through 4.

Information relating to executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years' Business Experience

Peter B. Lewis	68	Chairman of the Board; President prior to January 2001; Chief Executive Officer during 2000 and prior to January 1999; Chief Executive Officer — Insurance Operations of the Company during 1999; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant prior to March 2000
Glenn M. Renwick	46	President and Chief Executive Officer since January 2001; Chief Executive Officer — Insurance Operations of the Company during 2000; Chief Information Officer from January 1998 to March 2000; Consumer Marketing Process Leader of the Company prior to December 1997; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, since March 2000
Jeffrey W. Basch	43	Vice President since December 1999; Chief Accounting Officer
Alan R. Bauer	49	Group President of the Direct Business since January 2002; Internet Business Leader from January 1999 to December 2001; International/Internet Officer prior to January 1999
W. Thomas Forrester	53	Vice President since June 2001; Chief Financial Officer since January 1999; Treasurer from January 1999 to June 2001; Ownership Process Leader prior to January 1999
Charles E. Jarrett	44	Vice President since June 2001; Secretary since February 2001; Chief Legal Officer since November 2000; Partner at Baker & Hostetler LLP, which is the principal outside law firm of the Company, prior to November 2000
Thomas A. King	42	Vice President since December 1999; Investment Strategist since February 2001; Corporate Controller from March 1998 to January 2001; General Manager of Minnesota and Wisconsin prior to March 1998
Moira A. Lardakis	50	Chief Communications Officer since January 1999; Community Manager Support Process Leader during 1998; General Manager of Ohio Business Unit prior to 1998
Brian J. Passell	45	Group President of Claims since January 2002; Claims Business Leader from January 1999 to December 2001; General Manager of Pennsylvania prior to January 1999
Stephen D. Peterson	43	Treasurer since June 2001; Investment Controller prior to June 2001

Raymond M. Voelker	38	Chief Information Officer since April 2000; Information Technology Executive — Claims and Infrastructure Technologies from December 1999 to March 2000; Claims Technology Executive from January 1999 to November 1999; Information Systems Executive — Call Center Technology from September 1997 to December 1998; Information Systems Executive — Operations prior to September 1997
Richard H. Watts	47	Group President of Sales and Service since January 2002; Direct Business Leader from January 2000 to December 2001; General Manager of Northeast Ohio prior to January 2000
Robert T. Williams	45	Group President of the Agent Business since January 2002; Agent Business Leader from April 2000 to December 2001; Chief Pricing/Product Officer from January 1999 to March 2000; Product Process Leader during 1998; General Manager of New York Business Unit prior to January 1999

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled “Executive Compensation,” pages 11 through 22.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” pages 8 through 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy statement entitled “Election of Directors — Certain Relationships and Related Transactions,” pages 5 and 6.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Listing of Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s Annual Report, are incorporated by reference in Item 8:

Report of Independent Accountants

Consolidated Statements of Income — For the Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Supplemental Information (Not covered by Report of Independent Accountants)

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

Schedules

Schedule I — Summary of Investments — Other than Investments in Related Parties

Schedule II — Condensed Financial Information of Registrant

Schedule III — Supplementary Insurance Information

Schedule IV — Reinsurance

Schedule VI — Supplemental Information Concerning Property-Casualty Insurance Operations

Report of Independent Accountants

Consent of Independent Accountants

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X

(a)(3)	Listing of Exhibits

See exhibit index contained herein at pages 37 to 42. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(E) through (10)(AE)

(b)	Reports on Form 8-K

On December 10, 2001, the Registrant filed a Current Report on Form 8-K, reporting that the Registrant began an underwritten public offering of $350 million aggregate principal amount of the Registrant’s 6.375% Senior Notes.

(c)	Exhibits

The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

(d)	Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		December 31, 2001

			Amount At Which
			Shown In The
Type of Investment	Cost	Market Value	Balance Sheet

Fixed Maturities:
Available-for-sale:
United States Government and government agencies and authorities	$667.9	$667.7	$667.7
States, municipalities and political subdivisions	1,066.0	1,084.6	1,084.6
Asset-backed securities	2,277.2	2,305.4	2,305.4
Foreign government obligations	38.2	39.1	39.1
Corporate and other debt securities	1,823.7	1,852.2	1,852.2

Total fixed maturities	5,873.0	5,949.0	5,949.0

Equity securities:
Common stocks:
Public utilities	36.8	36.6	36.6
Banks, trust and insurance companies	258.4	282.3	282.3
Industrial, miscellaneous and all other	968.5	1,017.1	1,017.1
Nonredeemable preferred stocks	675.4	713.9	713.9

Total equity securities	1,939.1	2,049.9	2,049.9

Short-term investments	227.4	227.4	227.4

Total investments	$8,039.5	$8,226.3	$8,226.3

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders’ equity at December 31, 2001.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,

	2001	2000	1999

Revenues
Dividends from subsidiaries*	$462.1	$167.0	$95.4
Intercompany investment income*	19.7	43.0	41.2

	481.8	210.0	136.6

Expenses
Interest expense	52.9	80.4	79.5
Other operating costs and expenses	4.7	1.3	.6

	57.6	81.7	80.1

Operating income and income before income taxes and other items below	424.2	128.3	56.5
Income tax benefit	(13.3)	(13.9)	(14.2)

Income before equity in undistributed earnings of subsidiaries	437.5	142.2	70.7
Equity in undistributed net income (loss) of consolidated subsidiaries*	(26.1)	(96.1)	224.5

Net income	$411.4	$46.1	$295.2

*Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,

	2001	2000

ASSETS
Investment in non-consolidated affiliates	$.4	$.4
Investment in subsidiaries*	3,144.7	3,085.2
Receivable from subsidiary*	1,202.9	550.9
Intercompany receivable*	68.0	21.3
Other assets	16.6	16.4

TOTAL ASSETS	$4,432.6	$3,674.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$47.1	$42.1
Income taxes payable	45.9	20.8
Debt	1,088.9	741.5

Total liabilities	1,181.9	804.4

Shareholders’ equity:
Common Shares, $1.00 par value,
authorized 300.0 shares, issued 83.1, including treasury shares of 9.7 and 9.6	73.4	73.5
Paid-in capital	554.0	511.2
Accumulated other comprehensive income:
Net unrealized appreciation of investment in equity securities of consolidated subsidiaries	121.5	69.5
Forecasted hedges	9.2	—
Foreign currency translation adjustment	(4.8)	(4.8)
Retained earnings	2,497.4	2,220.4

Total shareholders’ equity	3,250.7	2,869.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,432.6	$3,674.2

*Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$411.4	$46.1	$295.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of consolidated subsidiaries	(436.0)	(70.9)	(319.9)
Changes in:
Intercompany receivable or payable	(46.7)	(41.8)	30.4
Accounts payable and accrued expenses	5.0	2.8	6.4
Income taxes	25.1	33.7	6.8
Tax benefits from exercise of stock options	24.4	11.3	20.4
Other, net	(1.1)	1.9	2.5

Net cash provided by (used in) operating activities	(17.9)	(16.9)	41.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(24.4)	(28.3)	(90.2)
Dividends received from consolidated subsidiaries	462.1	167.0	95.4

Net cash provided by investing activities	437.7	138.7	5.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options Proceeds from exercise of stock options	26.0	18.6	12.6
Proceeds from Debt	347.0	—	293.7
Payments of Debt	—	(300.0)	(30.0)
Receivable from subsidiary	(652.0)	194.8	(304.6)
Dividends paid to shareholders	(20.6)	(19.8)	(19.0)
Acquisition of treasury shares	(120.2)	(17.8)	(.6)
Other, net	—	2.4	.9

Net cash used in financing activities	(419.8)	(121.8)	(47.0)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

      See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant’s 2001 Annual Report.

STATEMENTS OF CASH FLOWS — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $127.3 million in 2001, and $13.8 million and $116.5 million in 2000 and 1999, respectively. Total interest paid was $50.9 million for 2001 and $81.1 million for 2000 and $72.4 million in 1999.

DEBT — Debt at December 31 consisted of:

	2001		2000

		Market		Market
(millions)	Cost	Value	Cost	Value

6.375% Senior Notes due 2012 (issued: $350.0, December 2001)	$347.0	$348.4	$—	$—
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	293.9	271.1	293.8	257.4
7.30% Notes due 2006 (issued: $100.0, May 1996)	99.8	106.1	99.7	102.4
6.60% Notes due 2004 (issued: $200.0, January 1994)	199.6	209.5	199.4	200.3
7% Notes due 2013 (issued: $150.0, October 1993)	148.6	150.6	148.6	144.6

	$1,088.9	$1,085.7	$741.5	$704.7

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. Market values are obtained from publicly quoted sources.

All debt is noncallable, except for the 6.375% Senior Notes and the 6 5/8% Senior Notes which may be redeemed in whole or in part at any time, subject to a “make whole” provision; interest is payable semiannually.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant has the right to borrow up to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank’s base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. The Registrant had no borrowings under this arrangement at December 31, 2001 and 2000.

Aggregate principal payments on debt outstanding at December 31, 2001 are $0 for 2002 and 2003, $200.0 million for 2004, $0 for 2005, $100.0 million for 2006 and $800.0 million thereafter.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

INCOME TAXES — The Registrant files a consolidated Federal income tax return with all eligible subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts recoverable from the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable or Payable from Subsidiaries in the accompanying Condensed Balance Sheets.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES — The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)		2001	2000	1999

Unrealized gains (losses):
Available-for-sale:	fixed maturities	$33.7	$160.4	$(165.6)
	equity securities	46.1	(48.0)	(14.1)
Deferred income taxes		(27.8)	(39.5)	63.0

		$52.0	$72.9	$(116.7)

OTHER MATTERS — The information relating to incentive compensation plans is incorporated by reference from Note 7, Employee Benefit Plans, “Incentive Compensation Plans” on pages 40 and 41 of the Registrant’s 2001 Annual Report.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		Future
		policy		Other
		benefits,		policy			Benefits,	Amortization
	Deferred	losses,		claims			claims,	of deferred
	policy	claims and		and			losses and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	Investment	settlement	acquisition	operating	premiums
Segment	costs(1)	expenses(1)	premiums(1)	payable(1)	revenue	income(1)(2)	expenses	costs	expenses	written

Year ended December 31, 2001:
Personal Lines					$6,493.8		$4,804.2	$774.3	$623.2	$6,476.4
Other					668.0		459.9	90.6	63.7	783.7

Total	$316.6	$3,238.0	$2,716.7	$—	$7,161.8	$413.6	$5,264.1	$864.9	$686.9	$7,260.1

Year ended December 31, 2000:
Personal Lines					$5,864.0		$4,933.9	$720.7	$514.1	$5,651.5
Other					484.4		345.5	67.3	45.2	544.6

Total	$309.9	$2,986.4	$2,636.5	$—	$6,348.4	$385.2	$5,279.4	$788.0	$559.3	$6,196.1

Year ended December 31, 1999:
Personal Lines					$5,294.1		$4,002.7	$691.4	$536.8	$5,702.4
Other					389.5		253.7	53.6	47.0	422.3

Total	$343.4	$2,416.2	$2,781.4	$—	$5,683.6	$340.7	$4,256.4	$745.0	$583.8	$6,124.7

(1)	The Company does not allocate assets or investment income to operating segments.

(2)	Excluding investment expenses of $12.7 million in 2001, $9.1 million in 2000 and $9.5 million in 1999.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other		Assumed
Year Ended	Amount	Companies	Companies	Net Amount	to Net

December 31, 2001
Premiums earned:
Property and liability	$7,299.0	$137.3	$.1	$7,161.8	—

December 31, 2000
Premiums earned:
Property and liability	$6,547.0	$198.6	$—	$6,348.4	—

December 31, 1999
Premiums earned:
Property and liability	$5,853.5	$169.9	$—	$5,683.6	—

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY — CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment		Paid Losses and
	Expenses Incurred Related to		Loss Adjustment Expenses

Year Ended	Current Year	Prior Years

December 31, 2001	$5,363.1	$(99.0)	$4,979.7

December 31, 2000	$5,203.6	$75.8	$4,694.3

December 31, 1999	$4,286.2	$(29.8)	$4,002.0

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 30, for the additional information required in Schedule VI.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders,
The Progressive Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 23, 2002 appearing in the 2001 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
January 23, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We hereby consent to the incorporation by reference in the Registration Statement on:

Form	Filing No.	Filing Date

S-3	333-73752	November 20, 2001
S-8	333-41238	July 12, 2000
S-8	333-51613	May 1, 1998
S-8	333-25197	April 15, 1997
S-8	33-57121	December 29, 1994
S-8	33-64210	June 10, 1993
S-8	33-51034	August 20, 1992
S-8	33-46944	April 3, 1992
S-8	33-38793	February 4, 1991
S-8	33-37707	November 9, 1990
S-8	33-33240	January 31, 1990
S-8	33-16509	August 14, 1987

of The Progressive Corporation of our report dated January 23, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 23, 2002 relating to the financial statement schedules, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 25, 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

March 28, 2002	BY: /s/ Glenn M. Renwick Glenn M. Renwick Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Peter B. Lewis Peter B. Lewis	Director, Chairman of the Board	March 28, 2002

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	March 28, 2002

/s/ W. Thomas Forrester W. Thomas Forrester	Vice President and Chief Financial Officer	March 28, 2002

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 28, 2002

* Milton N. Allen	Director	March 28, 2002

* B. Charles Ames	Director	March 28, 2002

* James E. Bennett III	Director	March 28, 2002

* Charles A. Davis	Director	March 28, 2002

* Stephen R. Hardis	Director	March 28, 2002

* Janet Hill	Director	March 28, 2002

* Jeffrey D. Kelly	Director	March 28, 2002

* Philip A. Laskawy	Director	March 28, 2002

* Norman S. Matthews	Director	March 28, 2002

* Donald B. Shackelford	Director	March 28, 2002

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By /s/ Charles E. Jarrett Charles E. Jarrett Attorney-in-fact	March 28, 2002

Exhibit Index

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(3)(i)	3(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation (“Progressive”)	Registration Statement No. 333-51613 (Filed with SEC on May 1, 1998; see Exhibit 4(C) therein)
(3)(ii)	3(B)	Code of Regulations of Progressive	Registration Statement No. 333-41238 (Filed with SEC on July 12, 2000; see Exhibit 4(d) therein)
(4)	4(A)	Indenture dated as of November 15, 1988 between Progressive and State Street Bank and Trust Company (successor in interest to Rhode Island Hospital Trust National Bank), as Trustee (“Subordinated Indenture”) (including table of contents and cross-reference sheet)	Annual Report on Form 10-K (Filed with SEC on March 30, 2000; see Exhibit 4(A) therein)
(4)	4(B)	Form of 10 1/8% Subordinated Notes due 2000 issued in the aggregate principal amount of $150,000,000 under the Subordinated Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 4(B) therein)
(4)	4(C)	Indenture dated as of November 15, 1988 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1988 Senior Indenture”) (including table of contents and cross-reference sheet)	Annual Report on Form 10-K (Filed with SEC on March 30, 2000; see Exhibit 4(C) therein)
(4)	4(D)	Form of 10% Notes due 2000 issued in the aggregate principal amount of $150,000,000 under the 1988 Senior Indenture	Annual Report on Form 10-K (Filed with SEC on March 30, 2000; see Exhibit 4(D) therein)
(4)	4(E)	$10,000,000 Unsecured Line of Credit with National City Bank (dated May 23, 1990; renewed May 20, 1992; amended February 1, 1994 and May 1, 1997)	Annual Report on Form 10-K (Filed with SEC on March 27, 1998; see Exhibit 4(F) therein)
(4)	4(F)	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (Filed with SEC on March 31, 1998; see Exhibit 4.1 therein)
(4)	4(G)	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 4(H) therein)

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(4)	4(H)	Form of 6.60% Notes due 2004 issued in the aggregate principal amount of $200,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 4(H) therein)
(4)	4(I)	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (Filed with SEC on March 15, 1996; see Exhibit 4.2 therein)
(4)	4(J)	Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 4(J) therein)
(4)	4(K)	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee, supplementing and amending the 1993 Senior Indenture	Current Report on Form 8-K (Filed with SEC on February 26, 1999; see Exhibit 4.4 therein)
(4)	4(L)	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (Filed with SEC on February 26, 1999; see Exhibit 4.5 therein)
(4)	4(M)	Third Supplemental Indenture dated December 7, 2001 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (Filed with SEC on December 10, 2001; see Exhibit 4.5 therein)
(4)	4(N)	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (Filed with SEC on December 10, 2001; see Exhibit 4.6 therein)
(10)(i)	10(A)	Construction Agreement dated April 6, 1998 between Progressive Casualty Insurance Company and the Whiting-Turner Construction Company for the Corporate Office Complex in Mayfield Village, Ohio	Quarterly Report on Form 10-Q (Filed with SEC on August 14, 1998; see Exhibit 10 therein)

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(10)(i)	10(B)	Development Agreement by and between G.P. Ohio, L.L.C. (as “Developer”) and Progressive Casualty Insurance Company (as “Progressive”)	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(C) therein)
(10)(ii)	10(C)	Aircraft Purchase Agreement dated April 23, 1999, between Village Transport Corp. and ACME Acquisition Corporation	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(D) therein)
(10)(ii)	10(D)	Aircraft Management Agreement dated April 23, 1999, between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(E) therein)
(10)(iii)	10(E)	The Progressive Corporation 2000 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(H) therein)
(10)(iii)	10(F)	The Progressive Corporation 2001 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(G) therein)
(10)(iii)	10(G)	The Progressive Corporation 2002 Gainsharing Plan	Contained in Exhibit Binder
(10)(iii)	10(H)	The Progressive Corporation 1999 Executive Bonus Plan (as amended on February 14, 2001)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(H) therein)
(10)(iii)	10(I)	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(I) therein)
(10)(iii)	10(J)	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(H) therein)
(10)(iii)	10(K)	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K/A-No. 1 (Filed with SEC on March 30, 1998; see Exhibit 10(H) therein)
(10)(iii)	10(L)	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on Form 10-K (Filed with SEC on March 27, 1998; see Exhibit 10(I) therein)

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(10)(iii)	10(M)	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(M) therein)
(10)(iii)	10(N)	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(P) therein
(10)(iii)	10(O)	The Progressive Corporation Executive Deferred Compensation Plan (Amended and Restated as of January 1, 1997), as further amended December 1, 1997	Annual Report on Form 10-K (Filed with SEC on March 27, 1998; see Exhibit 10(M) therein)
(10)(iii)	10(P)	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan dated December 1, 1998	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(O) therein)
(10)(iii)	10(Q)	The Progressive Corporation Executive Deferred Compensation Trust (December 1, 1998 Amendment and Restatement)	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(P) therein)
(10)(iii)	10(R)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10® therein)
(10)(iii)	10(S)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(S) therein)
(10)(iii)	10(T)	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(T) therein)
(10)(iii)	10(U)	Agreement dated May 16, 2001 between The Progressive Corporation and Glenn Renwick	Quarterly Report on Form 10-Q (Filed with SEC on August 13, 2001; see Exhibit 10(A) therein)
(10)(iii)	10(V)	Agreement dated May 18, 2001 between The Progressive Corporation and Stephen Peterson	Quarterly Report on Form 10-Q (Filed with SEC on August 13, 2001; see Exhibit 10(B) therein)

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(10)(iii)	10(W)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(A) therein)
(10)(iii)	10(X)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(B) therein)
(10)(iii)	10(Y)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(C) therein)
(10)(iii)	10(Z)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(D) therein)
(10)(iii)	10(AA)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Richard H. Watts	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(E) therein)
(10)(iii)	10(AB)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(F) therein)
(10)(iii)	10(AC)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(G) therein)
(10)(iii)	10(AD)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(H) therein)
(10)(iii)	10(AE)	The Progressive Corporation Executive Separation Allowance Plan	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(I) therein)
(11)	11	Computation of Earnings Per Share	Contained in Exhibit Binder
(12)	12	Computation of Ratio of Earnings to Fixed Charges	Contained in Exhibit Binder
(13)	13	The Progressive Corporation 2001 Annual Report	Contained in Exhibit Binder
(21)	21	Subsidiaries of The Progressive Corporation	Contained in Exhibit Binder

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(23)	23	Consent of Independent Accountants	Incorporated herein by reference to page 34 of this Annual Report on Form 10-K
(24)	24	Powers of Attorney	Contained in Exhibit Binder

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.