Form 10-Q
period 2002-03-31
PROGRESSIVE CORP/OH/
filed 2002-05-14
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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

Yes No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 219,963,022 outstanding at April 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three Months Ended March 31,	2002	2001	% Change

(millions — except per share amounts)

Revenues

Premiums earned	$1,967.5	$1,673.9	18

Investment income	108.1	97.5	11

Net realized losses on security sales	(14.8)	(2.5)	492

Service revenues	7.8	4.9	59

Total revenues	2,068.6	1,773.8	17

Expenses

Losses and loss adjustment expenses	1,357.4	1,276.0	6

Policy acquisition costs	234.0	203.2	15

Other underwriting expenses	189.7	149.6	27

Investment expenses	3.0	4.7	(36)

Service expenses	5.1	4.6	11

Interest expense	18.1	12.3	47

Total expenses	1,807.3	1,650.4	10

Net Income

Income before income taxes	261.3	123.4	112

Provision for income taxes	85.1	36.8	131

Net income	$176.2	$86.6	103

Computation of Earnings Per Share [1]

Basic:

Average shares outstanding	220.5	220.8	—

Per share	$.80	$.39	105

Diluted:

Average shares outstanding	220.5	220.8	—

Net effect of dilutive stock options	4.2	3.6	17

Total equivalent shares	224.7	224.4	—

Per share	$.78	$.39	100

[1]	Amounts presented on a post-split basis. See Note 8-Subsequent Event, for a discussion of the Company’s 3 for 1 stock split, which was effective on April 22, 2002.

See notes to consolidated financial statements

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,

	2002	2001	2001

(millions)

Assets

Investments:

Available-for-sale:

Fixed maturities, at market (amortized cost:

$6,274.6, $5,028.3 and $5,873.0)	$6,293.8	$5,113.6	$5,949.0

Equity securities, at market

Preferred stocks (cost: $687.2, $799.3 and $675.4)	717.2	820.4	713.9

Common equities (cost: $1,275.7, $1,136.9 and $1,263.7)	1,347.7	1,097.3	1,336.0

Short-term investments, at amortized cost

(market: $429.9, $251.7 and $227.4)	429.9	251.7	227.4

Total investments	8,788.6	7,283.0	8,226.3

Cash	14.9	22.3	11.2

Accrued investment income	70.9	58.2	75.2

Premiums receivable, net of allowance for doubtful accounts of $44.8, $40.3 and $46.2	1,619.3	1,528.8	1,497.1

Reinsurance recoverables	198.4	206.7	201.5

Prepaid reinsurance premiums	84.3	61.0	77.6

Deferred acquisition costs	341.2	309.8	316.6

Income taxes	186.5	218.0	178.1

Property and equipment, net of accumulated depreciation of $403.6, $331.5 and $384.8	499.9	509.2	498.0

Other assets	40.2	35.7	40.8

Total assets	$11,844.2	$10,232.7	$11,122.4

Liabilities and Shareholders’ Equity

Unearned premiums	$2,942.7	$2,630.7	$2,716.7

Loss and loss adjustment expense reserves	3,295.3	3,037.7	3,238.0

Accounts payable, accrued expenses and other liabilities	1,140.6	883.5	821.3

Debt	1,095.9	748.9	1,095.7

Total liabilities	8,474.5	7,300.8	7,871.7

Shareholders’ equity:

Common Shares, $1.00 par value (authorized 300.0, issued 229.9, 83.1 and 83.1, including treasury shares of 9.7, 9.4 and 9.7)[1]	220.2	73.7	73.4

Paid-in capital	567.6	517.6	554.0

Accumulated other comprehensive income:

Net unrealized appreciation on investment securities	78.8	43.4	121.5

Forecasted hedges	9.0	—	9.2

Foreign currency translation adjustment	(4.8)	(4.8)	(4.8)

Retained earnings[1]	2,498.9	2,302.0	2,497.4

Total shareholders’ equity	3,369.7	2,931.9	3,250.7

Total liabilities and shareholders’ equity	$11,844.2	$10,232.7	$11,122.4

[1]	For March 31, 2002, amounts were adjusted to give effect to the Company’s 3 for 1 stock split, which was effective on April 22, 2002; see Note 8-Subsequent Event for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2002	2001

(millions)

Cash Flows From Operating Activities

Net income	$176.2	$86.6

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	19.0	18.1

Net realized losses on security sales	14.8	2.5

Changes in:

Unearned premiums	226.0	(5.8)

Loss and loss adjustment expense reserves	57.3	51.3

Accounts payable, accrued expenses and other liabilities	81.0	33.1

Prepaid reinsurance premiums	(6.7)	34.7

Reinsurance recoverables	3.1	31.0

Premiums receivable	(122.2)	38.2

Deferred acquisition costs	(24.6)	.1

Income taxes	14.5	37.2

Tax benefit from exercise of stock options	6.5	1.4

Other, net	11.3	15.9

Net cash provided by operating activities	456.2	344.3

Cash Flows From Investing Activities

Purchases:

Available-for-sale: fixed maturities	(1,934.5)	(1,371.1)

equity securities	(50.7)	(497.9)

Sales:

Available-for-sale: fixed maturities	1,394.6	974.7

equity securities	33.8	484.7

Maturities, paydowns, calls and other:

Available-for-sale: fixed maturities	106.5	120.7

equity securities	—	5.0

Net purchases of short-term investments	(202.5)	(64.9)

Net unsettled security dispositions	241.4	40.3

Purchases of property and equipment	(20.9)	(22.4)

Net cash used in investing activities	(432.3)	(330.9)

Cash Flows From Financing Activities

Proceeds from exercise of stock options	8.4	5.2

Dividends paid to shareholders	(5.1)	(5.2)

Acquisition of treasury shares	(23.5)	—

Net cash used in financing activities	(20.2)	—

Increase in cash	3.7	13.4

Cash, January 1	11.2	8.9

Cash, March 31	$14.9	$22.3

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1 Basis of Presentation —These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results expected for the full year.

Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $64.0 million and $2.3 million during the three months ended March 31, 2002 and 2001, respectively. Total interest paid was $16.5 million during both the three months ended March 31, 2002 and 2001.

Note 3 Debt —Debt at March 31 consisted of:

	2002		2001

		Market
	Cost	Value	Cost	Market Value

6.375% Senior Notes	$347.1	$342.4	$—	$—

6 5/8% Senior Notes	293.9	270.9	293.8	266.7

7.30% Notes	99.8	104.4	99.8	105.0

6.60% Notes	199.6	207.2	199.4	204.5

7% Notes	148.7	149.0	148.6	151.3

Other Debt	6.8	6.8	7.3	7.3

	$1,095.9	$1,080.7	$748.9	$734.8

Note 4 Comprehensive Income —Total comprehensive income was $133.3 million and $60.5 million for the quarters ended March 31, 2002 and 2001, respectively.

Note 5 Dividends —On March 31, 2002, the Company paid a quarterly dividend of $.07 per Common Share ($.0233 per share after the 3 for 1 stock split effective April 22, 2002) to shareholders of record as of the close of business on March 8, 2002. The dividend was declared by the Board of Directors on February 8, 2002.

On April 19, 2002, the Board of Directors declared a quarterly dividend of $.07 per Common Share ($.0233 per share after the 3 for 1 stock split effective April 22, 2002). The dividend is payable June 30, 2002, to shareholders of record as of the close of business on June 14, 2002.

Note 6 Segment Information —The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The Commercial businesses include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection and directors’ and officers’ liability, and providing related services. All revenues are generated from external customers.

Periods ended March 31,

(millions)	2002		2001

		Pretax
		Profit		Pretax
	Revenues	(Loss)	Revenues	Profit (Loss)

Personal Lines — Agent	$1,241.5	$113.7	$1,132.5	$39.3

Personal Lines — Direct	517.0	48.2	398.4	(4.7)

Total Personal Lines[1]	1,758.5	161.9	1,530.9	34.6

Commercial Businesses[2]	216.8	27.2	147.9	10.8

Investments[3]	93.3	90.3	95.0	90.3

Interest Expense	—	(18.1)	—	(12.3)

	$2,068.6	$261.3	$1,773.8	$123.4

[1]	Personal automobile insurance accounted for 94% of the total Personal Lines segment net premiums earned in both the first quarter of 2002 and 2001.

[2]	In the first quarter 2002, the Company retitled its “Other” segment to “Commercial Businesses” to more accurately describe the nature of this segment. Monoline commercial automobile insurance accounted for 85% and 81% of the Commercial businesses segment net premiums earned in the first quarter of 2002 and 2001, respectively.

[3]	Revenues represent recurring investment income and net realized gains/losses on security sales; pretax profit is net of investment expenses.

Note 7 Litigation —The Company is named as defendant in various lawsuits generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves, including an estimated reserve related to a diminution of value suit in Georgia. In February 2002, the Company reached a settlement of its diminution of value lawsuit in Georgia for between $19.4 million and $20.0 million.

The Company is also named as defendant in a number of putative class action lawsuits, such as those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of credit in underwriting, charging betterment in first party physical damage claims, offering alternative commission programs or the alleged diminution of value to vehicles which are involved in accidents, and cases challenging other aspects of the Company’s claims and marketing practices and business operations. Other insurance companies face many of these same issues.

The Company plans to vigorously contest these suits. The Company has established reserves for those lawsuits for which the Company is currently able to estimate its potential exposure; the Company is currently unable to estimate the potential exposure on the other lawsuits. The Company believes that the ultimate disposition of the lawsuits for which reserves have been established in amounts in excess of the current reserves will not materially affect the Company’s annual cash flows or results of operations or financial condition.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note 8 Subsequent Event —On March 19, 2002, the Board of Directors of The Progressive Corporation approved a 3 for 1 split of the Company’s Common Shares, $1.00 par value, which was effected in the form of a stock dividend. In connection with the transaction, two additional Common Shares were issued on April 22, 2002, for each Common Share held by shareholders of record as of the close of business on April 1, 2002; the Company did not split its treasury shares. The purpose of the stock split was to increase the supply of the Company’s Common Shares and to improve liquidity of the stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the first quarter 2002, the Company’s net income was $176.2 million, or $.78 per share on a post-split basis, compared to $86.6 million, or $.39 per share, for the same period last year. The combined ratio (CR), presented in accordance with generally accepted accounting principles (GAAP), was 90.5 for the first quarter 2002, compared to 97.3 for the first quarter 2001. For the first quarter 2002, operating income, which is calculated as net income less the after-tax effect of net realized gains and losses on security sales and one-time items, was $185.8 million, or $.83 per share, compared to $88.3 million, or $.39 per share, last year. The increase in operating income was primarily driven by improved underwriting results as discussed below. By excluding items which are not of a recurring nature, the Company believes that operating income provides a useful measure of the Company’s ongoing business results. However, since operating income is not a term defined by GAAP, the Company’s operating income results may not be comparable to similarly titled measures reported by other companies. There were no one-time items during the first quarter 2002 or 2001.

Following is a reconciliation of the Company’s net income to operating income:

Three Months Ended March 31,	2002	2001

(millions — except per share amounts)

Net Income	$176.2	$86.6

Reconciling items (after-tax):

Net realized losses on security sales	9.6	1.7

Operating Income	$185.8	$88.3

Per share — post-split	$.83	$.39

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 28% over the first quarter 2001. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term, increased 18% over the first quarter 2001. Auto policies in force increased 8% over the prior year. During the first quarter 2002, the Company implemented 25 auto rate revisions in various states. The Company will continue to be opportunistic in seeking market share, as the Company balances its ability to grow profitably while maintaining its service quality.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 88% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVE(SM), the Internet (progressive.com) and on behalf of affinity groups.

In addition to its Personal Lines business, the Company’s Commercial businesses include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection, and directors’ and officers’ liability, and providing related services. The significant growth in the Commercial businesses for the first quarter 2002 was primarily driven by the growth in the commercial vehicle business unit.

GAAP underwriting results for the Company’s Personal Lines, including its channel components, and the Commercial businesses for the three months ended March 31, were:

(dollars in millions)	THREE MONTHS

	2002	2001	Change

NET PREMIUMS WRITTEN[1]

Personal Lines — Agent	$1,340.2	$1,075.4	25%

Personal Lines — Direct[1]	585.1	463.9	26%

Total Personal Lines[1]	1,925.3	1,539.3	25%

Commercial Businesses	261.5	163.5	60%

Companywide[1]	$2,186.8	$1,702.8	28%

NET PREMIUMS EARNED

Personal Lines — Agent	$1,241.5	$1,132.5	10%

Personal Lines — Direct	517.0	398.4	30%

Total Personal Lines	1,758.5	1,530.9	15%

Commercial Businesses	209.0	143.0	46%

Companywide	$1,967.5	$1,673.9	18%

PERSONAL LINES — AGENT CR

Loss & loss adjustment expense ratio	70.4	77.6	7.2 pts.

Underwriting expense ratio	20.4	18.9	(1.5) pts.

	90.8	96.5	5.7 pts.

PERSONAL LINES — DIRECT CR

Loss & loss adjustment expense ratio	67.2	74.5	7.3 pts.

Underwriting expense ratio	23.5	26.7	3.2 pts.

	90.7	101.2	10.5 pts.

PERSONAL LINES — TOTAL CR

Loss & loss adjustment expense ratio	69.5	76.8	7.3 pts.

Underwriting expense ratio	21.3	20.9	(.4) pts.

	90.8	97.7	6.9 pts.

COMMERCIAL BUSINESSES — CR

Loss & loss adjustment expense ratio	65.0	69.9	4.9 pts.

Underwriting expense ratio	23.3	22.7	(.6) pts.

	88.3	92.6	4.3 pts.

COMPANYWIDE GAAP CR

Loss & loss adjustment expense ratio	69.0	76.2	7.2 pts.

Underwriting expense ratio	21.5	21.1	(.4) pts.

	90.5	97.3	6.8 pts.

COMPANYWIDE ACCIDENT YEAR

Loss & loss adjustment expense ratio	69.2	76.7	7.5 pts.

ACTUARIAL ADJUSTMENTS — Favorable/(Unfavorable)

Prior accident years	$13.9	*

Current accident year	.2

Total development	$14.1

PRIOR ACCIDENT YEARS DEVELOPMENT - Favorable/(Unfavorable)

Actuarial adjustment	$13.9	*

All other development	(10.8)

Total development	$3.1	$8.9	NM

AUTO POLICIES IN FORCE	March 2002	March 2001	Change

(in thousands)

Agent	2,932	2,805	5%

Direct	1,302	1,100	18%

Total	4,234	3,905	8%

[1]	First quarter 2001 net premiums written included $37.7 million associated with the commutation of a reinsurance agreement that was part of a terminated Strategic Alliance relationship; these premiums were earned throughout 2001. Excluding the additional premiums, NPW grew 37% for Personal Lines — Direct, 28% for Total Personal Lines and 31% Companywide in the first quarter 2002.

*	Prior and current accident year adjustments for 2001 are not provided.

NM = Not Meaningful

The Agent channel net premiums written increased 25% from the first quarter last year. Growth in the Agency business was affected by competitor rate activity and local market conditions, among other factors. The Company was ahead of competitors in recognizing the increases in loss trends and filing necessary rate increases. Therefore, as competitors raise rates, the Company has, and may continue to, experience an increase in its share of business generated in the Agent channel. For example, the Company is seeing a surge of new, nonstandard auto business in Florida, where some competitors are limiting the amount of new business they will accept while others took double-digit rate increases. The increase in the Agent channel net premiums earned was 10% for the first quarter 2002. The increase in net premiums earned was driven by the rate increases the Company has taken over the last 12 months and by the 5% increase in Agent auto policies in force.

Another element affecting growth is customer retention. The Company is seeing very encouraging progress in retention in both the Agent channel and the Direct channel (discussed below). One measure of improvement in customer retention is policy life expectancy, which has increased during the past two quarters relative to prior years. The Company believes the improvement in the policy life expectancy is a function of internal process improvements, smaller rate changes by the Company and an external market where average premiums are increasing. Although it is difficult to identify the exact contribution of each component, the Company believes that the increases in electronic payments and quote accuracy, along with targeted rate messaging at renewal, are having a significant effect on the increase in policy life expectancy.

The Company’s Direct channel net premiums written increased 26% from the first quarter last year. For the first quarter 2002, net premiums written increased 37%, excluding the $37.7 million of previously ceded written premiums that were assumed by the Company upon the commutation of a reinsurance agreement that was part of a Strategic Alliance relationship that had been terminated in the first quarter 2001. This Strategic Alliance relationship was terminated by mutual agreement of the parties because the business interests of the Company and the other party were no longer aligned. In addition, the Company did not envision this relationship assisting the Company in meeting its long-term profitability objectives. The commutation of the reinsurance agreement was a natural and required result of terminating the relationship. The Direct channel net premiums earned grew 30% over the first quarter last year. The Company believes that continued growth in the Direct business is dependent on customer retention, as well as the success of its advertising and other marketing efforts, realizing that price sensitivity is always a factor. The Company is advertising on a national basis and supplements its coverage by local market media campaigns in over one hundred designated marketing areas. Direct auto policies in force have increased 18% since March 2001.

Claim costs, the Company’s most significant expense, represent actual payments made, and estimated future payments to be made, to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments and assessments, based on current business, under state-mandated involuntary automobile programs.

During the first quarter 2002, the Company’s loss ratios have improved across the country, primarily reflecting lower loss frequency and favorable loss reserve development. Mild weather contributed to the lower frequency although, in some states, the decrease was more dramatic suggesting that it may be driven by more than a mild winter. The Company continues to clearly stay focused on the trends it is seeing.

The Company is encouraged by that fact that severity trend for the first quarter 2002 was moderate, except for the bodily injury severity which was up almost 14% over the same quarter last year. The Company expects its aggregate bodily injury severity trend to be somewhat volatile for some time, reflecting its changing limits profile and the variability in age of paid claims during different points in the growth cycle. Personal injury protection coverage severity trend was slightly negative for the first quarter 2002. Physical damage severity trends remain moderate. The Company plans to continue to be diligent about recognizing trend when setting rates.

During the first quarter 2002, the Company experienced $3.1 million, or .2 points, of favorable loss reserve development, compared to $8.9 million, or .5 points, last year. The current year favorable development is comprised of $13.9 million of favorable adjustments based on regularly scheduled actuarial reviews and $10.8 million of unfavorable other development, which includes the necessary adjustments for the Georgia diminution of value lawsuit, in which a settlement was reached in the first quarter 2002 for between $19.4 million and $20.0 million.

Policy acquisition costs and other underwriting expenses were 21.5% and 21.1% of premiums earned for the first quarter 2002 and 2001, respectively. The increase in the Agent expense ratio, influenced by increased commission payments for incremental new business, was partially offset by a decrease in the Direct business expense ratio, which reflects more targeted media buying, business mix changes (i.e. new vs. renewal business) and more efficient call center operations.

Recurring investment income (interest and dividends) increased 11% for the quarter, reflecting an increase in the average investment portfolio partially offset by a decrease in the yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 5.7% for the first quarter 2002, compared to 6.2% for the same period last year. The Company had net realized losses on security sales of $14.8 million for the first quarter 2002, compared to $2.5 million in the same period last year. Included in the net realized losses for 2002 and 2001, are $18.6 million and $15.9 million, respectively, of write-downs on securities determined to have an other-than-temporary decline in market value. The unrealized gains/losses in the Company’s total portfolio are as follows (dollars in millions):

	March 31, 2002	December 31, 2001	March 31, 2001

Gross unrealized gains	$272.0	$282.7	$253.1

Gross unrealized losses	(150.8)	(95.9)	(186.3)

Net unrealized gains	$121.2	$186.8	$66.8

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio is as follows (dollars in millions):

	March 31, 2002		March 31, 2001

Available-for-sale:

Investment-Grade Fixed Maturities:

Short/Intermediate Term	$5,650.6	64.3%	$4,272.0	58.6%

Long Term	506.4	5.8	647.6	8.9

Non-Investment-Grade Fixed Maturities	136.8	1.5	194.0	2.7

	6,293.8	71.6	5,113.6	70.2

Common Equities:

Common Stocks	1,213.5	13.8	780.5	10.7

Term Trust Certificates	49.8	.6	224.4	3.1

Other Risk Investments	84.4	.9	92.4	1.3

	1,347.7	15.3	1,097.3	15.1

Preferred Stocks	717.2	8.2	820.4	11.2
Short-term investments	429.9	4.9	251.7	3.5

Total Portfolio	$8,788.6	100.0%	$7,283.0	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification but may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market.

The duration of the fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and term trust certificates, was 3.7 years at March 31, 2002, compared to 3.5 years at March 31, 2001.

As set forth in the previous table, the common equity portfolio is comprised of common stocks, term trust certificates and other risk investments. Common stocks represent 90% of the common equities at March 31, 2002, and are externally managed to track the Russell 1000 index within +/- 50 basis points. Term trust certificates, the common shares of closed-end bond funds, have the risk/reward characteristics of the underlying bonds. Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds which have no off-balance-sheet exposure or contingent obligations, except for the open funding commitments discussed below.

Trading securities are entered into for the purpose of near-term profit generation. At March 31, 2002, the Company did not have any trading securities compared to a market value of $15.8 million at March 31, 2001. The Company had no realized gains or losses on trading securities at March 31, 2002, compared to net realized losses of $2.9 million at March 31, 2001. Trading securities are included in the available-for-sale portfolio.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company held no open risk management derivative positions at March 31, 2002, and recognized no gains or losses during the first quarter 2002. As of March 31, 2001, the Company held an open risk management derivative position in a foreign currency hedge with a net market value of $1.1 million; $.5 million of gain was recognized on this position during the first quarter 2001.

Derivative instruments may also be used for trading purposes. At March 31, 2002, the Company held a credit default protection instrument, with a net market value of less than $.1 million. At March 31, 2001, the Company held no open derivatives used for trading purposes. Net losses on the derivatives used for trading purposes were less than $.1 million for the first quarter 2002, compared to $2.1 million last year, and were are included in the available-for-sale portfolio.

As of March 31, 2002, the Company had open investment funding commitments of $44.7 million.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 2002, operations generated a positive cash flow of $456.2 million. During the first quarter 2002, the Company repurchased 150,000 Common Shares at an average cost of $156.88 per share on a pre-split basis; the Company did not split its treasury shares in conjunction with the 3 for 1 stock split, which was effective April 22, 2002. On April 19, 2002, the Board of Directors of the Company approved adjusting the number of Common Shares currently available for repurchase under a prior Board authorization to give effect to the 3 for 1 stock split, which took effect on April 22, 2002, bringing the Company’s authority to repurchase up to 12,497,322 Common Shares on a post-split basis as of that date.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth. The Company reviewed its outstanding debt covenants and did not identify any rating or credit triggers. In addition, except for the credit default protection instrument and the commitments and contingencies discussed in the notes to the financial statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2001, the Company does not have any off-balance-sheet leverage.

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in other releases and publications and in its periodic reports and other documents filed with the United States Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2002, the duration of the financial instruments subject to interest rate risk was 3.7 years, compared to 3.7 years at December 31, 2001. At March 31, 2002, the weighted average beta of the equity portfolio was .93, compared to 1.0 at December 31, 2001. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 2.  Changes in Securities.

In December 2001, the Company sold $350 million of its 6.375% Notes due 2012 (the “Notes”) in an underwritten public offering. The Notes rank on a parity with all other current and future unsecured and unsubordinated indebtedness of the Company and prior to the Common Shares of the Company, as well as any subordinated indebtedness and preferred shares that may be issued and outstanding in the future.

Under applicable federal and state law, upon any dissolution, liquidation or winding up of the Company, payment of the indebtedness evidenced by the Notes, and other obligations of the Company, must be made or adequately provided for prior to the distribution of any remaining assets to holders of the Company’s Common Shares and any subordinated indebtedness and preferred shares which may be then outstanding.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the April 19, 2002 Annual Meeting of Shareholders of the Company, 67,109,625 Common Shares were represented in person or by proxy.

At the meeting, the shareholders elected the three directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

Milton N. Allen	2005	65,973,622	1,136,003

Charles A. Davis	2005	66,225,379	884,246

Jeffrey D. Kelly	2005	66,226,121	883,504

The following are the directors whose terms continued after the Meeting:

Director	Term Expires

Stephen R. Hardis	2003

Janet Hill	2003

Philip A. Laskawy	2003

Norman S. Matthews	2003

B. Charles Ames	2004

Peter B. Lewis	2004

Glenn M. Renwick	2004

Donald B. Shackelford	2004

Item 4.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:

See exhibit index on page 17.

(b)	Reports on Form 8-K during the quarter ended March 31, 2002:

On March 19, 2002, the Company filed a Current Report on Form 8-K, announcing the release of its 2001 Annual Report as well as the 3 for 1 split of the Company’s Common Shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: May 14, 2002	BY:	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under	Form 10-Q
Regulation S-K, Item 601	Exhibit Number	Description of Exhibit

(10)(iii)	10(A)	The Progressive Corporation Executive Deferred Compensation Plan (2000 Amendment and Restatement)

(10)(iii)	10(B)	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2000 Amendment and Restatement)

(12)	12	Computation of Ratio of Earnings to Fixed Charges