Form 10-Q
period 2002-06-30
PROGRESSIVE CORP/OH/
filed 2002-08-13
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[ ✓ ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2002

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________________________ to _________________________________________

Commission File Number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

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

Yes [ ✓ ]	No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 217,725,495 outstanding at July 31, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income
(unaudited)

	Three Months			Six Months

Periods Ended June 30,	2002	2001	% Change	2002	2001	% Change

(millions – except per share amounts)
Revenues:
Premiums earned	$2,136.0	$1,755.8	22	$4,103.5	$3,429.7	20
Recurring investment income	117.0	104.0	13	225.1	201.5	12
Net realized losses on security sales	(3.0)	(3.1)	(3)	(17.8)	(5.6)	218
Service revenues	8.8	5.9	49	16.6	10.8	54

Total revenues	2,258.8	1,862.6	21	4,327.4	3,636.4	19

Expenses:
Losses and loss adjustment expenses	1,519.3	1,318.1	15	2,876.7	2,594.1	11
Policy acquisition costs	252.1	210.9	20	486.1	414.1	17
Other underwriting expenses	224.7	164.4	37	414.4	314.0	32
Investment expenses	2.3	2.5	(8)	5.3	7.2	(26)
Service expenses	5.4	4.7	15	10.5	9.3	13
Interest expense	18.1	12.8	41	36.2	25.1	44

Total expenses	2,021.9	1,713.4	18	3,829.2	3,363.8	14

Income before income taxes	236.9	149.2	59	498.2	272.6	83
Provision for income taxes	76.5	45.5	68	161.6	82.3	96

Net income	$160.4	$103.7	55	$336.6	$190.3	77

COMPUTATION OF EARNINGS PER SHARE[1]
Basic:
Average shares outstanding	219.8	221.6	(1)	220.1	221.2	—

Per share	$.73	$.47	55	$1.53	$.86	78

Diluted:
Average shares outstanding	219.8	221.6	(1)	220.1	221.2	—
Net effect of dilutive stock options	4.6	4.2	10	4.5	3.9	15

Total equivalent shares	224.4	225.8	(1)	224.6	225.1	—

Per share	$.71	$.46	54	$1.50	$.85	76

1Presented on a post-split basis. The Company’s 3 for 1 stock split was effective April 22, 2002.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,

	2002	2001	2001

(millions)

Assets
Investments -
Available-for-sale:
Fixed maturities, at market (amortized cost: $6,662.7, $5,248.4 and $5,873.0)	$6,820.7	$5,290.0	$5,949.0
Equity securities, at market
Preferred stocks (cost: $682.4, $850.5 and $675.4)	714.5	874.5	713.9
Common equities (cost: $1,412.8, $953.9 and $1,263.7)	1,325.5	959.1	1,336.0
Short-term investments, at amortized cost (market: $449.3, $325.6 and $227.4)	449.3	325.6	227.4

Total investments	9,310.0	7,449.2	8,226.3
Cash	14.9	38.7	11.2
Accrued investment income	81.6	73.9	75.2
Premiums receivable, net of allowance for doubtful accounts of $45.5, $39.5 and $46.2	1,734.0	1,540.5	1,497.1
Reinsurance recoverables	201.2	209.9	201.5
Prepaid reinsurance premiums	96.2	66.8	77.6
Deferred acquisition costs	364.8	323.0	316.6
Income taxes	152.4	182.3	178.1
Property and equipment, net of accumulated depreciation of $420.1, $349.7 and $384.8	498.3	506.9	498.0
Other assets	43.8	38.5	40.8

Total assets	$12,497.2	$10,429.7	$11,122.4

Liabilities and Shareholders’ Equity
Unearned premiums	$3,194.0	$2,719.5	$2,716.7
Loss and loss adjustment expense reserves	3,436.6	3,113.6	3,238.0
Accounts payable, accrued expenses and other liabilities	1,391.1	824.8	821.3
Debt	1,096.0	749.0	1,095.7

Total liabilities	9,117.7	7,406.9	7,871.7

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 300.0, issued 230.1, including treasury shares of 11.8, 9.3 and 9.7)	218.3	73.8	73.4
Paid-in capital	573.3	540.7	554.0
Accumulated other comprehensive income:
Net unrealized appreciation on investment securities	66.8	46.1	121.5
Forecasted hedges	8.8	—	9.2
Foreign currency translation adjustment	(4.8)	(4.8)	(4.8)
Retained earnings	2,517.1	2,367.0	2,497.4

Total shareholders’ equity	3,379.5	3,022.8	3,250.7

Total liabilities and shareholders’ equity	$12,497.2	$10,429.7	$11,122.4

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2002	2001

(millions)

Cash Flows From Operating Activities
Net income	$336.6	$190.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.9	37.6
Net realized losses on security sales	17.8	5.6
Changes in:
Unearned premiums	477.3	83.0
Loss and loss adjustment expense reserves	198.6	127.2
Accounts payable and accrued expenses	191.3	88.4
Prepaid reinsurance premiums	(18.6)	28.9
Reinsurance recoverables	.3	27.8
Premiums receivable	(236.9)	26.5
Deferred acquisition costs	(48.2)	(13.1)
Income taxes	55.0	71.6
Tax benefit from exercise of stock options	11.9	12.6
Other, net	6.1	6.1

Net cash provided by operating activities	1,031.1	692.5
Cash Flows From Investing Activities
Purchases:
Available for sale: fixed maturities	(4,236.3)	(2,607.2)
equity securities	(340.4)	(649.0)
Sales:
Available for sale: fixed maturities	3,121.4	1,886.1
equity securities	182.8	765.8
Maturities, paydowns, calls and other:
Available for sale: fixed maturities	290.2	214.5
equity securities	—	5.0
Net purchases of short-term investments	(221.9)	(138.8)
Net unsettled security transactions	381.6	(73.7)
Purchases of property and equipment	(40.8)	(39.9)

Net cash used in investing activities	(863.4)	(637.2)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	15.5	19.3
Dividends paid to shareholders	(10.2)	(10.3)
Acquisition of treasury shares	(169.3)	(34.5)

Net cash used in financing activities	(164.0)	(25.5)

Increase in cash	3.7	29.8
Cash, January 1	11.2	8.9

Cash, June 30	$14.9	$38.7

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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the results expected for the full year.

     Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $97.0 million and $2.3 million during the six months ended June 30, 2002 and 2001, respectively. Total interest paid was $25.5 million and $25.7 million during the six months ended June 30, 2002 and 2001, respectively.

The Company effected a 3 for 1 stock split in the form of a dividend to shareholders on April 22, 2002. The Company reflected the issuance of the additional Common Shares by transferring $147.0 million from retained earnings to the common stock account. All per share and average equivalent share amounts were adjusted to give effect to the split. Treasury shares were not split.

     Note 3 Debt — Debt at June 30 consisted of:

	2002		2001

		Market		Market
	Cost	Value	Cost	Value

6.375% Senior Notes	$347.1	$363.7	$—	$—
6 5/8% Senior Notes	293.9	290.1	293.8	267.4
7.30% Notes	99.8	107.6	99.8	103.5
6.60% Notes	199.7	208.5	199.5	200.7
7% Notes	148.7	156.6	148.6	147.5
Other Debt	6.8	6.8	7.3	7.3

	$1,096.0	$1,133.3	$749.0	$726.4

     Note 4 Comprehensive Income — Total comprehensive income was $148.2 million and $106.4 million for the quarters ended June 30, 2002 and 2001, respectively, and $281.5 million and $166.9 million for the six months ended June 30, 2002 and 2001, respectively.

     Note 5 Dividends — On June 30, 2002, the Company paid a quarterly dividend of $.0233 per Common Share to shareholders of record as of the close of business on June 14, 2002. The dividend of $.07 per share on a pre-split basis was declared by the Board of Directors on April 19, 2002.

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

Periods ended June 30,
(millions)

	Three Months				Six Months

	2002		2001		2002		2001

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines — Agent	$1,336.2	$74.5	$1,163.9	$47.6	$2,577.7	$188.0	$2,296.4	$87.0
Personal Lines — Direct	565.2	49.9	434.1	2.0	1,082.2	98.3	832.5	(2.8)

Total Personal Lines[1]	1,901.4	124.4	1,598.0	49.6	3,659.9	286.3	3,128.9	84.2
Commercial businesses[2]	243.4	18.9	163.7	14.0	460.2	46.1	311.6	24.8
Investments[3]	114.0	111.7	100.9	98.4	207.3	202.0	195.9	188.7
Interest expense	—	(18.1)	—	(12.8)	—	(36.2)	—	(25.1)

	$2,258.8	$236.9	$1,862.6	$149.2	$4,327.4	$498.2	$3,636.4	$272.6

1Personal automobile insurance accounted for 93% of the total Personal Lines segment net premiums earned in both the second quarter of 2002 and 2001 and 93% and 94% for the six months ended June 30, 2002 and 2001, respectively.

2Monoline commercial automobile accounted for 89% and 83% of the Commercial businesses segment net premiums earned in the second quarter of 2002 and 2001, respectively, and 87% and 82% for the six months ended June 30, 2002 and 2001, respectively.

3Revenues represent recurring investment income and net realized gains/losses on security sales; pretax profit is net of investment expenses.

     Note 7 Litigation —The Company is named as defendant in various lawsuits generally relating to its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves, including an estimated reserve related to a diminution of value suit in Georgia. In February 2002, the Company reached a settlement of its diminution of value lawsuit in Georgia for $19.8 million, plus administrative costs.

The Company is also named as defendant in a number of putative class action lawsuits, such as those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of credit in underwriting, charging betterment in first party physical damage claims, offering alternative commission programs or the alleged diminution of value to vehicles which are involved in accidents, and cases challenging other aspects of the Company’s claims and marketing practices and business operations. Other insurance companies face many of these same issues. Under generally accepted accounting principles (GAAP), the Company is not permitted to establish a reserve for any of these cases unless the loss is both probable and estimable.

The Company plans to contest these suits vigorously and pursue settlement negotiations in those cases for which it deems it appropriate to do so. In accordance with GAAP, the Company accrues for lawsuits when it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. The Company has established reserves for those lawsuits for which the Company is currently able to estimate its potential exposure and has not established reserves for those lawsuits where the Company is currently unable to estimate the potential exposure. During the second quarter 2002, the Company accrued $35.5 million to reflect its best estimate of the Company’s exposure relating to suits pending in several states relating to the Company’s alternative commission programs and practice of charging betterment in first party physical damage claims.

The Company believes that the ultimate disposition of the lawsuits for which reserves have been established in amounts in excess of the current reserves will not materially affect the Company’s annual cash flows or results of operations or financial condition. However, in those cases for which the Company’s estimated exposure is based upon management’s belief that the case will be resolved through a court approved claims-made settlement, if instead, the case results in a judgment against the Company or the actual claims filed pursuant to a court approved settlement are significantly greater than estimated, the final payout could have a material impact on the Company’s financial condition, cash flows and results of operations, which the Company believes is not very likely.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
For the second quarter 2002, the Company’s net income was $160.4 million, or $.71 per share, compared to $103.7 million, or $.46 per share, for the same period last year. The GAAP combined ratio (CR) was 93.4 for the second quarter 2002, compared to 96.4 for the second quarter 2001. For the six months ended June 30, 2002, net income was $336.6 million, or $1.50 per share, compared to $190.3 million, or $.85 per share, for the same period last year. The year-to-date CR was 92.0, compared to 96.9 last year.

For the second quarter 2002, operating income, which the Company defines as net income less the after-tax effect of net realized gains and losses on security sales and nonrecurring items, was $162.4 million, or $.72 per share, compared to $107.0 million, or $.47 per share, last year. Year-to-date operating income was $348.2 million, or $1.55 per share, compared to $195.3 million, or $.87 per share, in 2001. The increase in operating income was primarily driven by improved underwriting results as discussed below. The Company believes that, by excluding items which are not of a recurring nature, operating income provides a useful measure of the Company’s operating results. However, since operating income is not a term defined by GAAP, the Company’s operating income results may not be comparable to similarly titled measures reported by other companies. There were no nonrecurring items for the second quarter or first six months of 2002. Nonrecurring items for the second quarter and first six months of 2001 consist of $2.1 million, or less than $.01 per share, of severance and other costs related to the Company’s reduction in force in New York.

Following is a reconciliation of the Company’s net income to operating income:

Periods ended June 30,	Three Months		Six Months

(millions-except per share amounts)	2002	2001	2002	2001

Net income	$160.4	$103.7	$336.6	$190.3
Reconciling items (after-tax):
Net realized losses on security sales	2.0	2.0	11.6	3.7
Nonrecurring item: New York reduction in force	—	1.3	—	1.3

Operating income	$162.4	$107.0	$348.2	$195.3

Per share	$.72	$.47	$1.55	$.87

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 29% during both the second quarter and first six months of 2002 over the corresponding periods last year. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term, increased 22% during the second quarter of 2002 and 20% during the first six months of 2002 over the same periods last year. Auto policies in force increased 15% over June 30, 2001, partially resulting from further competitor rate increases as well as withdrawals or moratoriums by other national and regional companies. During the second quarter 2002, the Company implemented 25 auto rate revisions in various states, bringing the total rate revisions to 50 for the year. The Company will continue to be opportunistic in seeking market share, as the Company balances its ability to grow profitably while maintaining its service quality.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 89% of the Company’s total year-to-date net premiums earned. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVE(SM), the Internet (progressive.com) and on behalf of affinity groups.

In addition to its Personal Lines business, the Company’s Commercial businesses include writing insurance for small fleets of commercial vehicles, lenders’ collateral protection, and directors’ and officers’ liability, and providing related services. Growth in the Commercial businesses is driven by strong growth in the Company’s commercial auto business, which currently ranks fifth in market share on a national basis.

Underwriting results for the Company’s Personal Lines, including its channel components, and the Commercial businesses for the periods ended June 30, were:

(dollars in millions)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,

	2002	2001	Change	2002	2001	Change

NET PREMIUMS WRITTEN
Personal Lines – Agent	$1,473.3	$1,186.7	24%	$2,813.5	$2,262.1	24%
Personal Lines – Direct	614.5	445.4	38%	1,199.6	909.3	32%

Total Personal Lines	2,087.8	1,632.1	28%	4,013.1	3,171.4	27%
Commercial businesses	287.6	206.7	39%	549.1	370.2	48%

Companywide	$2,375.4	$1,838.8	29%	$4,562.2	$3,541.6	29%

NET PREMIUMS EARNED
Personal Lines – Agent	$1,336.2	$1,163.9	15%	$2,577.7	$2,296.4	12%
Personal Lines – Direct	565.2	434.1	30%	1,082.2	832.5	30%

Total Personal Lines	1,901.4	1,598.0	19%	3,659.9	3,128.9	17%
Commercial businesses	234.6	157.8	49%	443.6	300.8	47%

Companywide	$2,136.0	$1,755.8	22%	$4,103.5	$3,429.7	20%

PERSONAL LINES – AGENT CR
Loss and loss adjustment expense ratio	72.5	76.5	4.0 pts	71.5	77.1	5.6 pts.
Underwriting expense ratio	21.9	19.4	(2.5) pts	21.2	19.1	(2.1) pts.

	94.4	95.9	1.5 pts	92.7	96.2	3.5 pts.

PERSONAL LINES – DIRECT CR
Loss and loss adjustment expense ratio	67.9	73.6	5.7 pts	67.6	74.0	6.4 pts.
Underwriting expense ratio	23.3	25.9	2.6 pts	23.3	26.3	3.0 pts.

	91.2	99.5	8.3 pts	90.9	100.3	9.4 pts.

PERSONAL LINES – TOTAL CR
Loss and loss adjustment expense ratio	71.1	75.7	4.6 pts	70.3	76.2	5.9 pts.
Underwriting expense ratio	22.4	21.2	(1.2) pts	21.9	21.1	(.8) pts.

	93.5	96.9	3.4 pts	92.2	97.3	5.1 pts.

COMMERCIAL BUSINESSES — CR
Loss and loss adjustment expense ratio	71.3	68.7	(2.6) pts	68.3	69.3	1.0 pts.
Underwriting expense ratio	22.1	23.2	1.1 pts	22.7	22.9	.2 pts.

	93.4	91.9	(1.5) pts	91.0	92.2	1.2 pts.

COMPANYWIDE GAAP CR
Loss and loss adjustment expense ratio	71.1	75.0	3.9 pts	70.1	75.7	5.6 pts.
Underwriting expense ratio	22.3	21.4	(.9) pts	21.9	21.2	(.7) pts.

	93.4	96.4	3.0 pts	92.0	96.9	4.9 pts.

COMPANYWIDE ACCIDENT YEAR
Loss and loss adjustment expense ratio	70.7	76.8	6.1 pts	70.0	76.9	6.9 pts.

ACTUARIAL ADJUSTMENTS -
Favorable/(Unfavorable)
Prior accident years	$(2.6)			$11.3	*
Current accident year	19.8	*		20.0

Calendar year actuarial adjustment	$17.2			$31.3

PRIOR ACCIDENT YEARS DEVELOPMENT -
Favorable/(Unfavorable)
Actuarial adjustment	$(2.6)	*		$11.3	*
All other development	(6.1)			(16.9)

Total development	$(8.7)	$32.1	NM	$(5.6)	$41.0	NM

PERSONAL LINES POLICIES IN FORCE
(in thousands)	June 30, 2002	June 30, 2001	Change

Agent –Auto	3,108	2,775	12%
Direct – Auto	1,386	1,142	21%
Special Lines[1]	1,566	1,330	18%

Total	6,060	5,247	15%

* Prior and current accident year actuarial adjustments for 2001 are not provided.
1Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles, homeowners and similar items.

NM = Not Meaningful

The Agent channel net premiums written increased 24% for both the second quarter and first six months of 2002. As mentioned previously, growth in the Agency business was affected by competitor rate activity and local market conditions, along with withdrawals or moratoriums by national and regional companies. The Company was ahead of competitors in recognizing the increases in loss trends and filing necessary rate increases. Therefore, as competitors raise rates, the Company has experienced, and may continue to experience, an increase in its share of business generated in the Agent channel. For example, the Company is seeing a surge of new, nonstandard auto business in Florida, where actions by other carriers included a 9% rate increase by one company, payment plan restrictions by another and the complete withdrawal from the state by a third company. The increase in the Agent channel net premiums earned was 15% for the second quarter of 2002, and 12% for the first six months of 2002, compared to the same periods last year. The increase in net premiums earned was driven by the rate increases the Company has taken over the last 12 months and by the 12% increase in Agent auto policies in force.

Another element affecting growth is customer retention. The Company is seeing very encouraging progress in retention in both the Agent channel and the Direct channel (discussed below). One measure of improvement in customer retention is policy life expectancy (PLE), which has increased during the past three quarters relative to prior years. The Company believes the improvement in the PLE is a function of internal process improvements, smaller rate changes by the Company and an external market where average premiums are increasing. Although it is difficult to identify the exact contribution of each component, the Company believes that the increases in electronic payments and quote accuracy, along with targeted rate messaging at renewal, are having a significant effect on the increase in PLE.

The Company’s Direct channel net premiums written increased 38% for both the second quarter and the first six months of 2002, compared to the same periods last year, excluding the $37.7 million of previously ceded written premiums that were assumed by the Company upon the commutation of a reinsurance agreement that was part of a Strategic Alliance relationship that was terminated in the first quarter 2001. This Strategic Alliance relationship was terminated by mutual agreement of the parties because the business interests of the Company and the other party were no longer aligned. In addition, the Company did not envision this relationship assisting the Company in meeting its long-term profitability objectives. The commutation of the reinsurance agreement was a natural and required result of terminating the relationship. The Direct channel net premiums earned grew 30% for both the second quarter and first six months of 2002. The Company believes that continued growth in the Direct business is dependent on customer retention, as well as the success of its advertising and other marketing efforts, realizing that price sensitivity is always a factor. The Company is advertising on a national basis and supplements that coverage by local market media campaigns in over one hundred designated marketing areas. Direct auto policies in force have increased 21% since June 30, 2001.

Claim costs, the Company’s most significant expense, represent actual payments made and estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments, based on current business, under state-mandated involuntary automobile programs.

During the quarter, the Company experienced declining loss frequency in every coverage and no unusual increases in severity, leading to fairly stable loss ratios across the country. The Company continues to focus on identifying and promptly responding to loss trends. In addition, catastrophic, weather-related claims were $12.0 million for the second quarter 2002, compared to $30.4 million for the same period last year.

The Company is encouraged by the fact that severity trend for the second quarter 2002 was moderate. The Company’s personal injury protection coverage severity trend remained negative, counter to the lagged National Association of Independent Insurers estimates. Severity for collision and property damage is increasing at expected rates. Bodily injury severity continues to increase at a rate that is within the Company’s range of expectations. The Company expects its aggregate bodily injury severity trend to be somewhat volatile for some time, reflecting its changing limits profile and the variability in age of paid claims during different points in the growth cycle. The Company plans to continue to be diligent about recognizing trend when setting rates.

During the second quarter and first six months of 2002, the Company experienced $8.7 million, or .4 points, and $5.6 million, or .1 points, respectively, of unfavorable loss development, compared to $32.1 million, or 1.8 points, and $41.0 million, or 1.2 points, respectively, of favorable development for the same periods last year. The current year unfavorable development is comprised of $11.3 million of favorable adjustments based on regularly scheduled actuarial reviews and $16.9 million of unfavorable other development, which includes the necessary adjustments for the Georgia diminution of value lawsuit, in which a settlement was reached in the first quarter 2002 for $19.8 million.

Policy acquisition costs and other underwriting expenses were 22.3% and 21.4% of premiums earned for the second quarters of 2002 and 2001, respectively, and 21.9% and 21.2% for the first six months of 2002 and 2001, respectively. The increase in the Agent expense ratio, which was attributable to increased commission payments for incremental new business and the reserve for pending class action lawsuits, was partially offset by a decrease in the Direct business expense ratio, which reflects an increase in the conversion rate and business mix changes (i.e. new vs. renewal business).

Recurring investment income (interest and dividends) increased 13% for the second quarter 2002 and 12% for the first six months of 2002, compared to the same periods last year, reflecting an increase in the average investment portfolio, partially offset by a decrease in the yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 5.9% and 6.4% for the second quarters of 2002 and 2001, respectively, and 5.8% and 6.3% for the first six months of 2002 and 2001, respectively. The Company had net realized losses on security sales of $3.0 million for the second quarter and $17.8 million for the first six months of 2002, compared to net realized losses of $3.1 million and $5.6 million, respectively, last year.

Included in the net realized losses for the second quarter and first six months of 2002 and 2001 are write-downs on securities determined to have an other-than-temporary decline in market value. The Company continually monitors its portfolio for pricing changes which might indicate potential impairments and, on a quarterly basis, performs a detailed review of securities with unrealized losses over a predetermined threshold. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) market-related factors such as interest rates or equity market declines or (ii) fundamental factors specific to the issuer such as financial conditions, business prospects and other factors. Declines attributable to issuer-specific fundamentals are reviewed in further detail. All available evidence is considered to estimate the realizable value of the investment. When a security in the Company’s investment portfolio has a decline in market value that is other than temporary, the Company reduces the carrying value of such security to its current market value. The write-down activity for the periods ended June 30 is as follows:

Periods ended June 30,	Three Months		Six Months

(millions)	2002	2001	2002	2001

Total write-downs during period	$36.0	$10.2	$54.6	$26.1
Write-downs on securities sold	(15.1)	(1.4)	(15.1)	(1.4)

Write-downs on securities held at end of period	$20.9	$8.8	$39.5	$24.7

All other unrealized gains or losses, net of taxes, are reflected in shareholders’ equity. The gross unrealized gains/losses in the Company’s total portfolio are as follows:

(millions)	June 30, 2002	December 31, 2001	June 30, 2001

Gross unrealized gains	$332.8	$282.7	$206.0
Gross unrealized losses	(230.0)	(95.9)	(135.2)

Net unrealized gains	$102.8	$186.8	$70.8

The Company continues to invest in fixed maturity, equity and short-term securities. The market value of the portfolio is as follows:

(millions)	June 30, 2002		June 30, 2001

Available-for-sale:
Investment-Grade Fixed Maturities:
Short/Intermediate Term	$5,986.4	64.3%	$4,562.8	61.2%
Long Term	665.2	7.2%	544.5	7.3%
Non-Investment-Grade Fixed Maturities	169.1	1.8%	182.7	2.5%

	6,820.7	73.3%	5,290.0	71.0%
Common Equities:
Common Stocks	1,199.7	12.9%	819.1	11.0%
Term Trust Certificates	50.3	.5%	49.2	.7%
Other Risk Investments	75.5	.8%	90.8	1.2%

	1,325.5	14.2%	959.1	12.9%
Preferred Stocks	714.5	7.7%	874.5	11.7%
Short-term Investment	449.3	4.8%	325.6	4.4%

	$9,310.0	100.0%	$7,449.2	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification but may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market.

The duration of the fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and term trust certificates, was 3.7 years at both June 30, 2002 and 2001.

As set forth in the previous table, the common equity portfolio is comprised of common stocks, term trust certificates and other risk investments. Common stocks represent 91% of the common equities at June 30, 2002, and are externally managed to track the Russell 1000 index within +/- 50 basis points per year; at June 30, 2002, this portfolio was 12 basis points better than the index. Term trust certificates, the common shares of closed-end bond funds, have the risk/reward characteristics of the underlying bonds. Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds which have no off-balance-sheet exposure or contingent obligations, except for the open funding commitments discussed below.

Trading securities are entered into for the purpose of near-term profit generation. At June 30, 2002, the Company did not have any trading securities compared to a market value of $11.9 million at June 30, 2001. The Company had no realized gains or losses on trading securities during the first six months of 2002, compared to net realized losses of $4.7 million for the same period last year. Trading securities are included in the available-for-sale portfolio.

Derivative instruments are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company held no open risk management derivative positions at June 30, 2002, and recognized no gains or losses during the first half of 2002. As of June 30, 2001, the Company held derivatives used to manage risk with a net market value of $(.1) million and recognized a $.1 million loss on these positions during the second quarter 2001.

Derivative instruments may also be used for trading purposes. At June 30, 2002 and 2001, the Company held a credit default protection instrument, with a net market value of less than $.1 million. Net losses on the derivatives used for trading purposes were less than $.1 million for the second quarter 2002, compared to $.1 million last year, and were included in the available-for-sale portfolio.

Throughout the quarter, the Company enters into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements with the cash proceeds invested in AA or higher financial institution paper. The Company's interest rate exposure does not increase or decrease since the borrowing and investing periods match. The Company enters into these transactions due to its ability to obtain a low cost of borrowing, since the securities loaned are in short supply, compared to the investment return earned. The Company had no open repurchase commitments at June 30, 2002 and 2001.

The Company had unsettled security acquisitions of $378.5 million at June 30, 2002 and $18.5 million at June 30, 2001 and net unsettled security dispositions of $3.1 million at December 31, 2001.

As of June 30, 2002, the Company had open investment funding commitments of $38.5 million.

FINANCIAL CONDITION
Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 2002, operations generated a positive cash flow of $1,031.1 million. During the second quarter 2002, the Company repurchased 2,511,168 Common Shares in the open market at an average cost of $58.08 per share, bringing the total year-to-date repurchases to 2,688,804 Common

Shares at an average cost, on a split adjusted basis, of $57.73 (the Company did not split its treasury shares). For the year, approximately 33% of the total repurchases, or $49.7 million, were made to eliminate the dilutive effect from the exercise of stock options.

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

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At June 30, 2002, the duration of the financial instruments subject to interest rate risk was 3.7 years, compared to 3.7 years at December 31, 2001. At June 30, 2002, the weighted average beta of the equity portfolio was .94, compared to 1.0 at December 31, 2001. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:

See exhibit index on page 18.

	(b)	Reports on Form 8-K during the quarter ended June 30, 2002:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: August 13, 2002	BY:	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number Under	Form 10-Q
Regulation S-K, Item 601	Exhibit Number	Description of Exhibit

(12)	12	Computation of Ratio of Earnings to Fixed Charges