Form 10-Q
period 2002-09-30
PROGRESSIVE CORP/OH/
filed 2002-11-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

     (Mark One)

[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

     Yes [ ✓ ] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ✓ ] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 217,768,095 outstanding at September 30, 2002

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months

Periods Ended September 30,	2002	2001	% Change	2002	2001	% Change

(millions – except per share amounts)

Revenues:

Premiums earned	$2,316.5	$1,832.9	26	$6,420.0	$5,262.6	22

Recurring investment income	116.6	103.6	13	341.7	305.1	12

Net realized losses on securities	(23.7)	(83.2)	(72)	(41.5)	(88.8)	(53)

Service revenues	9.2	6.8	35	25.8	17.6	47

Total revenues	2,418.6	1,860.1	30	6,746.0	5,496.5	23

Expenses:

Losses and loss adjustment expenses	1,653.6	1,307.6	26	4,530.3	3,901.7	16

Policy acquisition costs	267.0	222.4	20	753.1	636.5	18

Other underwriting expenses	208.0	171.3	21	622.4	485.3	28

Investment expenses	2.8	2.1	33	8.1	9.3	(13)

Service expenses	5.9	5.6	5	16.4	14.9	10

Interest expense	17.6	12.9	36	53.8	38.0	42

Total expenses	2,154.9	1,721.9	25	5,984.1	5,085.7	18

Income before income taxes	263.7	138.2	91	761.9	410.8	85

Provision for income taxes	85.2	41.8	104	246.8	124.1	99

Net income	$178.5	$96.4	85	$515.1	$286.7	80

COMPUTATION OF EARNINGS PER SHARE[1]

Basic:

Average shares outstanding	217.9	220.8	(1)	219.4	221.1	(1)

Per share	$.82	$.44	86	$2.35	$1.30	81

Diluted:

Average shares outstanding	217.9	220.8	(1)	219.4	221.1	(1)

Net effect of dilutive stock options	3.9	4.3	(9)	4.2	4.0	5

Total equivalent shares	221.8	225.1	(1)	223.6	225.1	(1)

Per share	$.80	$.43	86	$2.30	$1.27	81

1 Presented on a post-split basis. The Company’s 3 for 1 stock split was effective April 22, 2002.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,

	2002	2001	2001
(millions)

Assets

Investments -

Available-for-sale:

Fixed maturities, at market (amortized cost: $6,679.7, $5,392.8 and $5,873.0)	$7,038.7	$5,570.1	$5,949.0

Equity securities, at market

Preferred stocks (cost: $616.6, $786.1, and $675.4)	657.7	834.3	713.9

Common equities (cost: $1,566.7, $1,284.5 and $1,263.7)	1,303.5	1,218.0	1,336.0

Short-term investments, at amortized cost (market: $565.1, $307.6 and $227.4)	565.1	307.6	227.4

Total investments	9,565.0	7,930.0	8,226.3

Cash	17.6	23.4	11.2

Accrued investment income	79.9	66.3	75.2

Premiums receivable, net of allowance for doubtful accounts of $49.7, $42.7 and $46.2	1,795.1	1,573.4	1,497.1

Reinsurance recoverables	205.4	206.6	201.5

Prepaid reinsurance premiums	95.4	73.8	77.6

Deferred acquisition costs	375.2	328.8	316.6

Income taxes	209.1	112.9	178.1

Property and equipment, net of accumulated depreciation of $385.1, $370.1 and $384.8	498.1	506.6	498.0

Other assets	44.2	36.4	40.8

Total assets	$12,885.0	$10,858.2	$11,122.4

Liabilities and Shareholders’ Equity

Unearned premiums	$3,362.0	$2,795.4	$2,716.7

Loss and loss adjustment expense reserves	3,632.3	3,177.0	3,238.0

Accounts payable, accrued expenses and other liabilities	1,256.9	1,035.5	821.3

Debt	1,096.2	749.1	1,095.7

Total liabilities	9,347.4	7,757.0	7,871.7

Shareholders’ equity:

Common Shares, $1.00 par value (authorized 300.0, issued 230.1, including treasury shares of 12.4, 9.8 and 9.7)	217.7	73.3	73.4

Paid-in capital	578.0	541.1	554.0

Accumulated other comprehensive income:

Net unrealized appreciation on investment securities	89.0	103.3	121.5

Forecasted hedges	8.6	—	9.2

Foreign currency translation adjustment	(4.8)	(4.8)	(4.8)

Retained earnings	2,649.1	2,388.3	2,497.4

Total shareholders’ equity	3,537.6	3,101.2	3,250.7

Total liabilities and shareholders’ equity	$12,885.0	$10,858.2	$11,122.4

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2002	2001

(millions)

Cash Flows From Operating Activities

Net income	$515.1	$286.7

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	61.5	58.2

Net realized losses on security sales	41.5	88.8

Changes in:

Unearned premiums	645.3	158.9

Loss and loss adjustment expense reserves	394.3	190.6

Accounts payable and accrued expenses	254.1	150.9

Prepaid reinsurance premiums	(17.8)	21.9

Reinsurance recoverables	(3.9)	31.1

Premiums receivable	(298.0)	(6.4)

Deferred acquisition costs	(58.6)	(18.9)

Income taxes	(13.6)	110.0

Tax benefit from exercise of stock options	16.0	15.8

Other, net	19.7	30.2

Net cash provided by operating activities	1,555.6	1,117.8

Cash Flows From Investing Activities

Purchases:

Available for sale: fixed maturities	(5,136.4)	(3,683.8)

equity securities	(550.7)	(1,603.0)

Sales:

Available for sale: fixed maturities	3,850.0	2,686.7

equity securities	248.8	1,354.2

Maturities, paydowns, calls and other:

Available for sale: fixed maturities	465.5	334.9

equity securities	—	20.4

Net purchases of short-term investments	(337.7)	(120.8)

Net unsettled security transactions	184.6	74.5

Purchases of property and equipment	(62.4)	(60.6)

Net cash used in investing activities	(1,338.3)	(997.5)

Cash Flows From Financing Activities

Proceeds from exercise of stock options	18.9	20.9

Dividends paid to shareholders	(15.7)	(15.5)

Acquisition of treasury shares	(214.1)	(111.2)

Net cash used in financing activities	(210.9)	(105.8)

Increase in cash	6.4	14.5

Cash, January 1	11.2	8.9

Cash, September 30	$17.6	$23.4

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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary to present a fair statement of the results for the interim periods. The results of operations for the period ended September 30, 2002, are not necessarily indicative of the results expected for the full year.

     Note 2 Supplemental Cash Flow Information — The Company paid income taxes of $277.0 million and $2.3 million during the nine months ended September 30, 2002 and 2001, respectively. Total interest paid was $55.3 million and $42.2 million during the nine months ended September 30, 2002 and 2001, respectively.

The Company effected a 3 for 1 stock split in the form of a dividend to shareholders on April 22, 2002. The Company reflected the issuance of the additional Common Shares by transferring $147.0 million from retained earnings to the common stock account. All per share and average equivalent share amounts were adjusted to give effect to the split. Treasury shares were not split.

     Note 3 Debt — Debt at September 30 consisted of:

	2002		2001

		Market		Market
	Cost	Value	Cost	Value

6.375% Senior Notes	$347.2	$371.9	$—	$—

6 5/8% Senior Notes	294.0	298.7	293.9	270.3

7.30% Notes	99.8	111.0	99.8	108.2

6.60% Notes	199.7	208.5	199.5	210.0

7% Notes	148.7	166.2	148.6	157.3

Other Debt	6.8	6.8	7.3	7.3

	$1,096.2	$1,163.1	$749.1	$753.1

     Note 4 Comprehensive Income — Total comprehensive income was $200.5 million and $153.6 million for the quarters ended September 30, 2002 and 2001, respectively, and $482.0 million and $320.5 million for the nine months ended September 30, 2002 and 2001, respectively.

     Note 5 Dividends — On September 30, 2002, the Company paid a quarterly dividend of $.025 per Common Share to shareholders of record as of the close of business on September 13, 2002. The dividend was declared by the Board of Directors on August 23, 2002.

On October 18, 2002, the Board of Directors declared a quarterly dividend of $.025 per Common Share. The dividend is payable December 31, 2002, to shareholders of record as of the close of business on December 13, 2002.

     Note 6 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The Commercial Auto Business unit writes insurance for automobiles and trucks owned by small businesses for primary liability, physical damage and other auto-related insurance coverages. The Company’s other businesses primarily include writing lenders’ collateral protection and directors’ and officers’ liability insurance and providing insurance-related services, primarily processing business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary market. During the third quarter 2002, the Company separated the Commercial Auto business from its other businesses and restated all prior periods discussed in this report. All revenues are generated from external customers.

Periods ended September 30,
(millions)

	Three Months				Nine Months

	2002		2001		2002		2001

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines — Agent	$1,441.6	$100.2	$1,193.0	$85.4	$4,019.3	$288.4	$3,489.4	$172.4

Personal Lines — Direct	618.4	57.3	464.4	31.4	1,700.6	155.4	1,296.9	28.6

Total Personal Lines[1]	2,060.0	157.5	1,657.4	116.8	5,719.9	443.8	4,786.3	201.0

Commercial Auto Business	237.1	26.0	145.6	14.2	624.0	63.1	391.5	33.4

Other businesses	28.6	7.7	36.7	1.8	101.9	16.7	102.4	7.4

Investments[2]	92.9	90.1	20.4	18.3	300.2	292.1	216.3	207.0

Interest expense	—	(17.6)	—	(12.9)	—	(53.8)	—	(38.0)

	$2,418.6	$263.7	$1,860.1	$138.2	$6,746.0	$761.9	$5,496.5	$410.8

1Personal automobile insurance accounted for 93% of the total Personal Lines segment net premiums earned for the third quarter and first nine months of both 2002 and 2001.

2Revenues represent recurring investment income and net realized gains/losses on securities; pretax profit is net of investment expenses.

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

The Company plans to contest these suits vigorously and pursue settlement negotiations in those cases for which it deems it appropriate to do so. In accordance with GAAP, the Company accrues for lawsuits when it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. The Company has not established reserves for those lawsuits where the Company is currently unable to estimate the potential exposure. During the first nine months of 2002, the Company accrued $39.5 million to reflect its best estimate of the Company’s exposure relating to settlements pending in several states relating to the Company’s alternative commission programs and practice of charging betterment in first party physical damage claims. Both settlements have received preliminary court approval. Fairness hearings for consideration of final court approval of these settlements are currently scheduled for November 14, 2002, with respect to the alternative commission programs suits, and December 18, 2002, for the betterment suits; the dates of these hearings are subject to change by the courts.

The Company believes that the ultimate disposition of the lawsuits for which reserves have been established in amounts in excess of the current reserves will not materially affect the Company’s annual cash flows or results of operations or financial condition. However, in those cases for which the Company’s estimated exposure is based upon management’s belief that the case will be resolved through a court approved claims-made settlement, if instead, the case results in a judgment against the Company or the actual claims filed pursuant to a court approved settlement are significantly greater than estimated, the final payout could have a material impact on the Company’s financial condition, cash flows and results of operations.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

For the third quarter 2002, the Company’s net income was $178.5 million, or $.80 per share, compared to $96.4 million, or $.43 per share, for the same period last year. The GAAP combined ratio (CR) was 91.9 for the third quarter 2002, compared to 92.8 for the third quarter 2001. For the nine months ended September 30, 2002, net income was $515.1 million, or $2.30 per share, compared to $286.7 million, or $1.27 per share, for the same period last year. The year-to-date CR was 92.0, compared to 95.5 for the same period last year.

For the third quarter 2002, operating income, which is a non-GAAP disclosure and defined by the Company as net income less the after-tax effect of net realized gains and losses on securities and nonrecurring items, was $193.9 million, or $.87 per share, compared to $150.5 million, or $.67 per share, last year. Year-to-date operating income was $542.1 million, or $2.42 per share, compared to $345.8 million, or $1.54 per share, in 2001. The increase in operating income was primarily driven by improved underwriting results as discussed below. The only nonrecurring item consisted of $2.1 million, or less than $.01 per share, of severance and other costs related to the Company’s reduction in force in New York during 2001, and is reflected in the results for the first nine months of that year. The Company believes that, by excluding items which are not of a recurring nature, operating income provides a useful measure of the Company’s operating results. However, since operating income is not a term defined by GAAP, the Company’s operating income results may not be comparable to similarly titled measures reported by other companies.

Following is a reconciliation of the Company’s net income to operating income:

Periods ended September 30,	Three Months		Nine Months

(millions-except per share amounts)	2002	2001	2002	2001

Net income	$178.5	$96.4	$515.1	$286.7

Reconciling items (after-tax):

Net realized losses on securities	15.4	54.1	27.0	57.7

Nonrecurring item: New York reduction in force	—	—	—	1.4

Operating income	$193.9	$150.5	$542.1	$345.8

Per share	$.87	$.67	$2.42	$1.54

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 31% during the third quarter 2002 and 29% during the first nine months of 2002 over the corresponding periods last year. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term using a mid-month convention, increased 26% during the third quarter of 2002 and 22% during the first nine months of 2002 over the same periods last year. The countrywide growth experienced over the past nine months has been generated from new policies and rate increases, as well as changes in the mix of business. Personal Lines policies in force increased 20% over September 30, 2001, partially resulting from further competitor rate increases, as well as underwriting restrictions, withdrawals or moratoriums by other national and regional insurers. During the third quarter 2002, the Company implemented 22 auto rate revisions in various states, bringing the total rate revisions to 72 for the year. The Company will continue to be opportunistic in seeking market share, as the Company balances its ability to grow profitably with its ability to maintain service quality. In several key states, such as Florida, Texas and California, the Company is meeting its profit targets while growing in excess of 25% for the year. On the other hand, in Kentucky, where the year-to-date combined ratio is over 100, the Company is addressing the need to increase rates and may decide to slow growth there in the short term.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 89% of the Company’s total year-to-date net premiums earned. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by our network of 30,000 Independent Insurance Agencies and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVE, the Internet (progressive.com) and on behalf of affinity groups.

The Company’s Commercial Auto Business unit writes insurance for automobiles and trucks owned by small businesses for primary liability, physical damage and other auto-related insurance coverage. The Commercial Auto Business represents 10% of the Company’s total year-to-date net premiums earned. Although the Commercial Auto Business differs from Personal Lines auto, it requires the same fundamental skills that drive the Company’s Personal Lines auto business, which include disciplined underwriting and pricing, as well as excellent claim service. The Company’s Commercial Auto Business is primarily distributed through the independent agent channel. The Company estimates that its Commercial Auto Business currently ranks fifth in market share on a national basis based on data reported by A. M. Best Company Inc.

The Company’s other businesses primarily include writing lenders’ collateral protection and directors’ and officers’ liability insurance and providing insurance-related services, primarily processing business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary market.

Underwriting results for the Company’s Personal Lines, including its channel components, the Commercial Auto Business and other businesses for the periods ended September 30, were:

(dollars in millions)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,

	2002	2001	Change	2002	2001	Change

NET PREMIUMS WRITTEN

Personal Lines – Agent	$1,538.3	$1,207.9	27%	$4,351.8	$3,470.0	25%

Personal Lines – Direct	681.2	486.7	40%	1,880.8	1,396.0	35%

Total Personal Lines	2,219.5	1,694.6	31%	6,232.6	4,866.0	28%

Commercial Auto Business	253.1	175.3	44%	745.8	490.6	52%

Other businesses	12.7	31.9	(60)%	69.1	86.8	(20)%

Companywide	$2,485.3	$1,901.8	31%	$7,047.5	$5,443.4	29%

NET PREMIUMS EARNED

Personal Lines – Agent	$1,441.6	$1,193.0	21%	$4,019.3	$3,489.4	15%

Personal Lines – Direct	618.4	464.4	33%	1,700.6	1,296.9	31%

Total Personal Lines	2,060.0	1,657.4	24%	5,719.9	4,786.3	20%

Commercial Auto Business	237.1	145.6	63%	624.0	391.5	59%

Other businesses	19.4	29.9	(35)%	76.1	84.8	(10)%

Companywide	$2,316.5	$1,832.9	26%	$6,420.0	$5,262.6	22%

PERSONAL LINES – AGENT CR

Loss and loss adjustment expense ratio	73.0	72.9	(.1) pts	72.0	75.7	3.7 pts.

Underwriting expense ratio	20.1	19.9	(.2) pts	20.8	19.4	(1.4) pts.

	93.1	92.8	(.3) pts	92.8	95.1	2.3 pts.

PERSONAL LINES – DIRECT CR

Loss and loss adjustment expense ratio	69.2	68.3	(.9) pts	68.2	72.0	3.8 pts.

Underwriting expense ratio	21.5	24.9	3.4 pts	22.7	25.8	3.1 pts.

	90.7	93.2	2.5 pts	90.9	97.8	6.9 pts.

PERSONAL LINES – TOTAL CR

Loss and loss adjustment expense ratio	71.9	71.7	(.2) pts	70.9	74.7	3.8 pts.

Underwriting expense ratio	20.5	21.3	.8 pts	21.3	21.1	(.2) pts.

	92.4	93.0	.6 pts	92.2	95.8	3.6 pts.

COMMERCIAL AUTO BUSINESS — CR

Loss and loss adjustment expense ratio	69.5	69.2	(.3) pts	69.6	70.4	.8 pts.

Underwriting expense ratio	19.5	21.1	1.6 pts	20.3	21.1	.8 pts.

	89.0	90.3	1.3 pts	89.9	91.5	1.6 pts.

OTHER BUSINESSES — CR

Loss and loss adjustment expense ratio	43.0	64.5	21.5 pts	54.8	62.2	7.4 pts.

Underwriting expense ratio	34.4	33.4	(1.0) pts	35.6	32.3	(3.3) pts.

	77.4	97.9	20.5 pts	90.4	94.5	4.1 pts.

COMPANYWIDE GAAP CR

Loss and loss adjustment expense ratio	71.4	71.3	(.1) pts	70.6	74.2	3.6 pts.

Underwriting expense ratio	20.5	21.5	1.0 pts	21.4	21.3	(.1) pts.

	91.9	92.8	.9 pts	92.0	95.5	3.5 pts.

COMPANYWIDE ACCIDENT YEAR

Loss and loss adjustment expense ratio	71.9	74.3	2.4 pts	70.7	76.0	5.3 pts.

ACTUARIAL ADJUSTMENTS -[1]

Favorable/(Unfavorable)
Prior accident years	$(3.8)			$7.5	*

Current accident year	6.4	*		26.4

Calendar year actuarial adjustment	$2.6			$33.9

PRIOR ACCIDENT YEARS DEVELOPMENT -

Favorable/(Unfavorable)
Actuarial adjustment (per above)	$(3.8)			$7.5	*

All other development	15.8			(1.1)

Total development	$12.0	$54.3	NM	$6.4	$95.3	NM

POLICIES IN FORCE

(in thousands)		Sept. 30, 2002	Sept. 30, 2001	Change

Agent – Auto		3,270	2,759	19%

Direct – Auto		1,473	1,176	25%

Other Personal Lines[2]		1,639	1,380	19%

Total Personal Lines		6,382	5,315	20%

Commercial Auto Business		278	199	40%

* Prior and current accident year actuarial adjustments for 2001 are not provided.

1 Represents the net changes made by the Company’s actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. See the Company’s “Report on Loss Reserving,” filed in the Company’s Current Report on Form 8-K on July 1, 2002, for further discussion.

2 Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles, homeowners and similar items.

NM = Not Meaningful

The Agent channel net premiums written increased 27% for the third quarter 2002 and 25% for the first nine months of 2002, compared to the same periods last year. As mentioned previously, growth in the Agency business was affected by competitor rate activity and local market conditions, along with underwriting restrictions, withdrawals or moratoriums by other national and regional insurers. The Company was ahead of competitors in recognizing the increases in loss trends and filing necessary rate increases. Therefore, as competitors raise rates, the Company has experienced, and may continue to experience, an increase in its share of business generated in the Agent channel. On the other hand, the Company continues to monitor rate adequacy in every state. For example, during the third quarter 2002, the Company imposed a moratorium on new business in the state of Washington until a rate filing is approved, thus causing a drop in new Agency applications in that state. The increase in the Agent channel net premiums earned was 21% for the third quarter of 2002, and 15% for the first nine months of 2002, compared to the same periods last year. The increase in net premiums earned was driven by the rate increases the Company has taken over the last 12 months and by the 19% increase in Agent auto policies in force, as well as changes in the mix of business.

The Company’s Direct channel net premiums written increased 40% for the third quarter 2002 and 38% for the first nine months of 2002, compared to the same periods last year, excluding the $37.7 million of previously ceded written premiums that were assumed by the Company upon the commutation of a reinsurance agreement that was part of a Strategic Alliance relationship that was terminated in the first quarter 2001. This Strategic Alliance relationship was terminated by mutual agreement of the parties because the business interests of the Company and the other party were no longer aligned. In addition, the Company did not envision this relationship assisting the Company in meeting its long-term profitability objectives. The commutation of the reinsurance agreement was a natural and required result of terminating the relationship. The Direct channel net premiums earned grew 33% for the third quarter 2002 and 31% for the first nine months of 2002, compared to the same periods last year. The Company believes that continued growth in the Direct business will be dependent on (among other factors) customer retention, as well as the success of its advertising and other marketing efforts, realizing that price sensitivity is always a factor. The Company is advertising on a national basis and supplements that coverage by local market media campaigns in over one hundred designated marketing areas. Direct auto policies in force have increased 25% since September 30, 2001.

Another element affecting growth is customer retention. The Company is seeing very encouraging progress in retention in both the Agent channel and the Direct channel (discussed below). One measure of improvement in customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. The PLE has increased during the past four quarters relative to prior years. The Company believes the improvement in the PLE is a function of internal process improvements, smaller rate changes by the Company and an external market where average premiums are increasing. Although it is difficult to identify the exact contribution of each component, the Company believes that the increases in electronic payments and quote accuracy, along with targeted rate messaging at renewal, are having a significant effect on the increase in PLE. Since multiple factors impact retention, such as market conditions, competitors achieving rate adequacy and the Company’s mix of business, the Company is unable to predict if retention will increase, decrease or remain the same in the future.

The Company’s Commercial Auto business net premiums written increased 44% for the third quarter 2002 and 52% for the first nine months of 2002, compared to the same periods last year. The rate of growth has slowed relative to prior quarters, but the Company is still benefiting from the hard market, which the Company expects will continue into 2003. Competitors are continuing to restrict the business they write, allowing the Company to increase rates while still seeing a significant increase in unit growth.

Approximately 55% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which includes autos, vans and pick-up trucks used by contractors, artisans, landscapers and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. The Company has no intention of re-entering the long-haul trucking market. There are many similarities between the Company’s commercial and personal auto business; however, since the commercial auto policies have higher limits than personal auto, the Company continues to closely monitor this segment. Commercial Auto net premiums earned increased 63% for the third quarter and 59% for the first nine months, compared to the same periods last year. Policies in force have increased 40% over September 30, 2001.

Claim costs, the Company’s most significant expense, represent actual payments made and estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. These costs include a loss estimate for future assignments, based on current business, under state-mandated involuntary automobile programs.

During the quarter, the Company experienced declining loss frequency in every coverage, while severity trends started to show some marginal increases and were consistent across all classes of business. Despite the continued decrease in frequency, the Company does not believe that this decreasing trend is sustainable. Therefore, the Company continues to focus on identifying and promptly responding to loss trends. In addition, catastrophic, weather-related claims were $5.6 million for the third quarter 2002, with almost half of the losses resulting from tropical storm Isidore in Louisiana, compared to $12.2 million for the same period last year. The Company had minimal exposure to tropical storm Lili in October.

The Company saw a slight upturn in severity trend during the third quarter 2002. The Company’s personal injury protection coverage severity trend was zero, counter to the National Association of Independent Insurers estimates as of the second quarter 2002. As compared to the same periods last year, the increase in severity trend for collision and property damage was in the 5-10% range, while the increase in bodily injury severity trend was in the 7-10% range, consistent with prior quarters. The Company’s aggregate bodily injury severity trend may differ from industry trends, reflecting the Company’s changing business mix and exposed limit profile. Since 1999, the Company’s limits have increased approximately 5% annually. The Company plans to continue to be diligent about recognizing trend when setting rates.

During the third quarter and first nine months of 2002, the Company experienced .5 points and .1 points, respectively, of favorable loss development, compared to 3.0 points and 1.8 points of favorable development for the same periods last year. The current year favorable development is comprised of $7.5 million of favorable adjustments based on regularly scheduled actuarial reviews and $1.1 million of unfavorable other development, which includes the necessary adjustments for the Georgia diminution of value lawsuit, in which a settlement was reached in the first quarter 2002 for $19.8 million. The Company continues to seek opportunities to enhance segmentation in its loss reserves to increase accuracy. A more complete discussion of the Company’s loss reserving practices can be found in its “Report on Loss Reserving,” which was filed in a Current Report on Form 8-K on July 1, 2002.

Policy acquisition costs and other underwriting expenses were 20.5% and 21.5% of premiums earned for the third quarters of 2002 and 2001, respectively, and 21.4% and 21.3% for the first nine months of 2002 and 2001, respectively. The year-to-date increase in the Agent expense ratio, which was attributable to increased commission payments for incremental new business and the reserve for pending class action lawsuits. This was partially offset by a decrease in the Direct business expense ratio, which reflects an increase in the conversion rate (i.e. converting a quote to a sale) over prior years and business mix changes (i.e. new vs. renewal business).

Investments

The composition of the investment portfolio at September 30 was:

		Gross	Gross		% of
(millions)		Unrealized	Unrealized	Market	Total
2002	Cost	Gains	Losses	Value	Portfolio

Fixed Maturities	$6,679.7	$405.0	$(46.0)	$7,038.7	73.6%
Preferred stocks	616.6	50.2	(9.1)	657.7	6.9%
Common equities	1,566.7	39.5	(302.7)	1,303.5	13.6%
Short-term investments[1]	565.1	—	—	565.1	5.9%

Total Portfolio[2]	$9,428.1	$494.7	$(357.8)	$9,565.0	100.0%

2001
Fixed maturities	$5,392.8	$213.4	$(36.1)	$5,570.1	70.2%
Preferred stocks	786.1	49.0	(.8)	834.3	10.5%
Common equities	1,284.5	40.3	(106.8)	1,218.0	15.4%
Short-term investments[1]	307.6	—	—	307.6	3.9%

Total Portfolio[2]	$7,771.0	$302.7	$(143.7)	$7,930.0	100.0%

[1] Short-term investments include eurodollar deposits, commercial paper and other securities maturing within one year.

[2] The Company had net unsettled security acquisitions of $181.5 million and $166.7 million at September 30, 2002 and 2001, respectively; net unsettled security dispositions were $3.1 million at December 31, 2001.

The fixed maturity securities, as reported in the balance sheets, were comprised of the following:

(millions)	September 30,2002		September 30, 2001

Investment-Grade Fixed Maturities:
Short/Intermediate Term	$6,092.1	86.6%	$4,715.0	84.7%
Long Term	774.3	11.0%	670.7	12.0%
Non-Investment-Grade Fixed Maturities	172.3	2.4%	184.4	3.3%

Total Fixed Maturities	$7,038.7	100.0%	$5,570.1	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification but may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market.

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks, short-term investments and term trust certificates (discussed below), had a duration of 3.5 years at September 30, 2002, compared to 3.7 years at September 30, 2001. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at September 30, 2002, was 86.6%, slightly higher than the target allocation of 85%, but within the Company’s normal range of variation.

Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	September 30,2002		September 30, 2001

Common Stocks	$1,177.9	90.4%	$1,084.3	89.0%
Term Trust Certificates	50.9	3.9%	49.8	4.1%
Other Risk Investments	74.7	5.7%	83.9	6.9%

Total Common Equities	$1,303.5	100.0%	$1,218.0	100.0%

Term trust certificates, the common shares of closed-end bond funds, have the risk/reward characteristics of the underlying bonds and are managed as part of the fixed-income portfolio.

Common equities, net of term trust certificates, comprise 13.4% of the total portfolio, excluding the net unsettled securities transactions, at September 30, 2002. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the Russell 1000, the Company holds approximately 700 of the common stocks comprising the index. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focuses on changes in value of the equity portfolio relative to the change in value of the index on an annual basis as noted in the following table:

(millions)	Market Value at	Market Value at	Change	Total
	September 30, 2002	December 31, 2001	In Value[1]	Return

Common Stock	$1,177.9	$1,201.0	$(396.4)	(27.53)%
Russell 1000 Index[2]	$433.2	$604.9	$(171.7)	(27.55)%

[1] Represents the appreciation/depreciation in the value of the underlying portfolio, excluding dividend income and cash infusions to maintain the Company’s 85%/15% fixed income to equity allocation.

[2] This broad-based index, which is used for comparative benchmarking, incepted December 31, 1986, with a base valuation of $130. Amounts shown represent changes in valuation based on growth and declines of the index members.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds which have no off-balance-sheet exposure or contingent obligations, except for the open funding commitments discussed below.

Trading securities are entered into for the purpose of near-term profit generation. At September 30, 2002, the Company did not have any trading securities, compared to a market value of $9.2 million at September 30, 2001. The Company had no realized gains or losses on trading securities during the first nine months of 2002, compared to net realized losses of $7.6 million for the same period last year. Trading securities are included in the available-for-sale portfolio.

Recurring investment income (interest and dividends) increased 13% for the third quarter 2002 and 12% for the first nine months of 2002, compared to the same periods last year, reflecting an increase in the average investment portfolio, partially offset by a decrease in the yields. The weighted average annualized fully taxable equivalent book yield of the portfolio was 5.6% and 6.1% for the third quarters of 2002 and 2001, respectively, and 5.7% and 6.2% for the nine months of 2002 and 2001, respectively.

The Company had the following net realized losses on securities:

	Three Months Ended		Nine Months Ended
(millions)	September 30,		September 30,

	2002	2001	2002	2001

Gross Realized Gains:
Fixed maturities	$43.1	$10.1	$79.2	$34.3
Preferred stocks	1.8	1.3	13.3	2.9
Common equities	2.8	1.3	26.5	41.3

	$47.7	$12.7	$119.0	$78.5

Gross Realized Losses:
Fixed maturities	($11.6)	($11.6)	($63.4)	($27.9)
Preferred stocks	(2.7)	(.2)	(2.7)	(2.7)
Common equities	(57.1)	(84.1)	(94.4)	(136.7)

	($71.4)	($95.9)	($160.5)	($167.3)

Net Realized Gains/Losses on Securities:
Fixed maturities	$31.5	$(1.5)	$15.8	$6.4
Preferred stocks	(.9)	1.1	10.6	.2
Common equities	(54.3)	(82.8)	(67.9)	(95.4)

	$(23.7)	$(83.2)	$(41.5)	$(88.8)

Included in the net realized losses on securities for the third quarter and first nine months of 2002 and 2001, are write-downs on securities determined to have an other-than-temporary decline in market value. The Company continually monitors its portfolio for pricing changes which might indicate potential impairments and, on a quarterly basis, performs a detailed review of securities with unrealized losses based on predetermined criteria. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors or (ii) market-related factors, such as interest rates or equity market declines.

Fixed income and equity securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for and timing of recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for and timing of recovery does not satisfy the guidance set forth in Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.

For fixed income investments with unrealized losses due to market or industry-related declines where the Company has the intent and ability to hold the investment for the period of time necessary to recover a significant portion of the investment’s original principal and interest obligation, declines are not deemed to qualify as other than temporary. The Company’s policy for equity securities with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for three consecutive quarters.

When a security in the Company’s investment portfolio has a decline in market value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the periods ended September 30 is as follows:

	Three Months	Nine Months

			Write-downs	Write-downs
(millions)	Total	Total	On Securities	On Securities
2002	Write-downs	Write-downs	Sold	Held at Period End

Fixed income	$7.0	$32.7	$(7.3)	$25.4
Common equities[1]	55.1	84.0	(11.5)	72.5

Total Portfolio	$62.1	$116.7	$(18.8)	$97.9

2001
Fixed income	$15.9	$20.5	$ (--)	$20.5
Common equities	15.6	37.1	(1.5)	35.6

Total Portfolio	$31.5	$57.6	$(1.5)	$56.1

[1] At September 30, 2002, the Company had $50 million of losses on similar securities that have only been in a loss position for two consecutive quarters.

From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company held no open risk management derivative positions at September 30, 2002, and recognized no gains or losses during the third quarter or first nine months of 2002. As of

September 30, 2001, the Company held derivatives used to manage risk with a net market value of $(.1) million and recognized a $3.0 million loss on these positions during the third quarter 2001 and $3.1 million for the first nine months of 2001. On October 1, 2002, the Company entered into two forecasted debt issuance hedges to hedge against possible rises in interest rates. These derivative instruments will be accounted for as hedges of forecasted transactions with mark-to-market adjustments recorded as part of accumulated other comprehensive income in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The derivative instruments will be closed upon any issuance of debt.

Derivative instruments may also be used for trading purposes. At September 30, 2002 and 2001, the Company held a credit default protection instrument, with a net market value of less than $.1 million. Net gains or losses on the derivatives used for trading purposes were less than $(.1) million for the first nine months of 2002, compared to $1.9 million for the same period last year, and were included in the available-for-sale portfolio.

As of September 30, 2002, the Company had open investment funding commitments of $31.9 million.

During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended September 30, 2002, the Company’s largest single outstanding balance of repurchase commitments was $695.6 million open for one business day, with an average daily balance of $525 million for the quarter. The Company had no open repurchase commitments at September 30, 2002 and 2001.

FINANCIAL CONDITION
Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 2002, operations generated a positive cash flow of $1,555.6 million. During the third quarter 2002, the Company repurchased 914,828 Common Shares at an average cost of $48.89 per share, bringing the total year-to-date repurchases to 3,603,622 Common Shares at an average cost, on a split adjusted basis, of $55.48 (the Company did not split its treasury shares). On a split-adjusted basis, approximately half of the total year-to-date repurchases (average cost of $52.06 per share) were made to eliminate the dilutive effect from the exercise of stock options during the current year.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth. On October 22, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $650 million of debt securities; the registration statement was declared effective on October 29, 2002. The total principal amount of this shelf registration statement includes $150 million of debt securities remaining from a shelf registration statement filed in November 2001, which have not yet been issued. In addition, the Company reviewed its outstanding debt covenants and did not identify any rating or credit triggers. Except for the credit default protection instrument and the commitments and contingencies discussed in the notes to the financial statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2001, the Company does not have any off-balance-sheet leverage.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the effectiveness of the Company’s advertising campaigns; the accuracy and adequacy of the Company’s pricing methodologies; pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of litigation pending against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission (SEC). In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2002, the duration of the financial instruments subject to interest rate risk was 3.5 years, compared to 3.7 years at December 31, 2001. At September 30, 2002, the weighted average beta of the equity portfolio was .94, compared to 1.0 at December 31, 2001. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures.

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Within 90 days of the filing of this Report, the Chief Executive Officer and the Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures. Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

See exhibit index on page 22.

(b)	Reports on Form 8-K during the quarter ended September 30, 2002:

On July 1, 2002, the Company filed a Current Report on Form 8-K, reporting the release of Report on Loss Reserving Practices.

On August 13, 2002, the Company filed a Current Report on Form 8-K, transmitting the sworn statements of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Commission Order No. 4-460 and certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: November 1, 2002	BY:	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

CERTIFICATION

I, Glenn M. Renwick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Progressive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ Glenn M. Renwick Glenn M. Renwick President and Chief Executive Officer

CERTIFICATION

I, W. Thomas Forrester, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Progressive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number Under	Form 10-Q
Regulation S-K, Item 601	Exhibit Number	Description of Exhibit

(12)	12	Computation of Ratio of Earnings to Fixed Charges