Form 10-K
period 2002-12-31
PROGRESSIVE CORP/OH/
filed 2003-03-14
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

(440) 461-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑  Yes ☐  No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2002: $11,364,932,411

The number of the Registrant’s Common Shares, $1.00 par value, outstanding as of February 28, 2003: 218,215,011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, which includes the Annual Report to Shareholders, dated March 14, 2003, for the Annual Meeting of Shareholders to be held on April 18, 2003, are incorporated by reference in Parts I, II, III and IV hereof.

INTRODUCTION

     Portions of the information included in The Progressive Corporation’s Proxy Statement dated March 14, 2003, for the Annual Meeting of Shareholders to be held on April 18, 2003 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The Progressive Corporation and subsidiaries’ (collectively, the “Company”) 2002 Annual Report to Shareholders (the “Annual Report”), which is included as an Appendix to the Company’s Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a)	General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 69 subsidiaries, 1 mutual insurance company affiliate and 1 reciprocal insurance company affiliate. The Progressive Corporation’s insurance subsidiaries and affiliates provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. The Company’s property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles and liability to others for personal injury or property damage arising out of the use of those vehicles. The Company’s non-insurance subsidiaries generally support the Company’s insurance and investment operations.

(b)	Financial Information About Industry Segments

Incorporated by reference from Note 9, Segment Information, on pages App.-B-16 and App.-B-17 of the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

(c)	Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $9.45 billion in 2002, compared to $7.26 billion in 2001 and $6.20 billion in 2000. The underwriting profit was 7.6% in 2002, compared to an underwriting profit of 4.8% in 2001 and an underwriting loss of 4.4% in 2000.

Personal Lines

The Company’s Personal Lines segment writes insurance for private passenger automobiles and recreation and other vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific market or customer group. Personal Lines accounted for 88% of total net premiums written in 2002, compared to 89% in 2001 and 91% in 2000. The Company’s strategy is to become the low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.

Of the approximately 210 United States insurance company groups writing private passenger auto insurance, the Company ranked fourth in size for 2001 based on direct premiums written and estimates that it ranked third in size for 2002. For 2002, the estimated industry net premiums written, which include personal auto insurance in the United States, were $141.0 billion, and the Company’s share of this market was approximately 5.9%, compared to $127.8 billion and 5.1%, respectively, in 2001, and $119.6 billion and 4.7% in 2000. Except as otherwise noted, all industry data and the Company’s market share or ranking in the industry either were derived directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.

Private passenger automobile insurance is comprised of preferred, standard and nonstandard automobile risks. The Company actively participates in the market for each of these risks, with the objective of offering a competitive rate for every risk. Volume potential is driven by the Company’s ability to price competitively, brand recognition and the actions of the Company’s competitors, among other factors. See “Competitive Factors” on page 10 of this report for further discussion.

The Company’s specialty Personal Lines products include insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items. The Company’s competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company’s analysis of this market, the Company believes that it is one of the largest participants in the specialty personal lines market. The Company became the market share leader for personal watercraft in 2002, and has been the market share leader for the motorcycle product since 1998.

The Company discontinued writing new homeowner’s insurance in all states effective May 3, 2002. This action was taken because the homeowner’s product did not meet the Company’s goal of attracting more standard and preferred auto business by packaging a homeowner’s product with its auto product. The Company sold the homeowner’s product in Arizona, Michigan, Maryland and Illinois through a select number of independent agents. Prior to being discontinued, the homeowner’s product accounted for less than one-tenth of one percent of Personal Lines’ premiums written. To minimize the overall exposure, the Company reinsured this risk through a 75% quota share agreement under which the Company had a 25% net retention.

The Personal Lines business is generated either by an Agent or broker, or written directly by the Company. The Agent channel includes business written by the Company’s network of more than 30,000 independent insurance agencies, located throughout the United States, insurance brokers in several states and through strategic alliance business relationships. The independent insurance agencies have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain Company-mandated procedures. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agencies and brokers do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Agent channel also establishes alliances with other insurance companies, financial institutions, employers and national brokerage agencies. In 2002, the total net premiums written through the Agent channel represented 70% of the Personal Lines volume, compared to 71% in 2001 and 77% in 2000.

Direct business includes business written through 1-800-PROGRESSIVE, online at progressive.com and on behalf of affinity groups. Net premiums written in the Direct business were 30%, 29% and 23% of the Personal Lines volume in 2002, 2001 and 2000, respectively.

In 2000, the Company introduced its service to coordinate vehicle claim repairs, providing customers with a simpler way of getting their cars fixed following an accident. In cities where new claims centers are located, customers may choose to bring their vehicles directly to the claims center and pick up a rental vehicle. The Company will write the estimate, select a qualified repair shop and inspect the vehicle after the repairs are complete. This service reforms the vehicle repair process, increases consumer satisfaction, increases the Company’s productivity, and improves the cycle time and quality of repairs. The original pilot sites for this service were Cleveland, Philadelphia, Tampa and Virginia Beach. The pilot was expanded to three additional sites in 2002. The prototypes met the Company’s acceptance criteria and 20 more sites are planned for 2003.

Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. The Company’s organization enables it to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. The Company’s business is organized into business areas: Agent, Direct, Claims, and Sales and Service. The Agent, Direct and Claims business areas are managed at a local level and divided into six regions. Each business has a Group President and a process team, with local managers at the state or regional level. Sales and Service ( which includes customer service calls, direct sales calls and claims loss reporting, among other services) is performed at six regional sites in Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Sacramento, California; Tampa, Florida; and Tempe, Arizona.

The Company’s executive management team sets policy and makes key strategic decisions, and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer and Chief Human Resources Officer, as well as the Company’s four Group Presidents (Agent, Direct, Claims, and Sales and Service). The Group Presidents are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who select Progressive as their auto insurance carrier and buy policies through the distribution mode of their choice.

Commercial Auto

The Commercial Auto business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks owned by small businesses and represented 11% of the Company’s total net premiums written in 2002. Although the Commercial Auto business differs from Personal Lines auto, it requires the same fundamental skills that drive the Company’s Personal Lines business, which include disciplined underwriting and pricing, as well as excellent claim service. The Company’s Commercial Auto business is primarily distributed through the independent agent channel. The Commercial Vehicle business unit is currently operating in a market where average premiums are increasing. Based on the Company’s analysis of this market, the Company competes for this business on a nationwide basis with approximately 150 other companies. The Company estimates that the Commercial Auto business currently ranks fifth in market share nationally.

Other Businesses

The Company’s other lines of business include the Lenders’ Collateral Protection Group (LCPG), Professional Liability Group (PLG) and Motor Carrier business unit, which are organized by customer group and headquartered in Cleveland, Ohio. These businesses accounted for approximately 1% of total revenue in 2002. The choice of distribution channel is driven by each customer group’s buying preference and service needs. Distribution channels include independent agents, financial institutions, vehicle dealers and company-employed sales forces. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions.

LCPG primarily provides physical damage insurance and related tracking services to protect the commercial or retail lender’s interest in collateral which is not otherwise insured against these risks. The principal product offered is collateral protection insurance for automobile lenders, which is sold to financial institutions and/or their customers. Commercial banks and finance companies are LCPG’s largest customer group for these services. This business also serves savings and loan institutions and credit unions. During 2002, the Company lost some key accounts. According to the Company’s analysis, this market, as well as the Company’s share of the market, are declining in size. LCPG represented less than 1% of the Company’s total 2002 net premiums written. The Company is pursuing alternative approaches for exiting this line of business.

PLG’s principal customers are community banks. Its principal products are liability insurance for directors and officers and employee dishonesty insurance. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program is sponsored by the American Bankers Association. The risk on these coverages is also reinsured by various reinsurance entities. PLG represented less than one-fourth of one percent of the Company’s total 2002 net premiums written.

The Motor Carrier business unit primarily processes business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary markets. The Motor Carrier business unit processes CAIP business in 26 states. As a CAIP servicing carrier, this business unit processes over 50% of the premiums in the CAIP market, which is growing in size, and assumes no indemnity risk. To the extent the Company fails to comply with contractual service standards, the Company would be restricted from ceding business to the CAIP plan. The Company competes with two other providers nationwide.

Risk Factors

The Company’s business involves various risks and uncertainties, certain of which are discussed in this section. This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by the Company with the Securities and Exchange Commission (“SEC”), as well as news releases and other information publicly disseminated by the Company from time to time.

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

The Company faces vigorous competition from large, well-capitalized national companies and from smaller regional insurers. Other large national and international insurance or financial services companies may also enter these markets in the future. Many of these companies may have greater financial, marketing and management resources than the Company. In addition, competitors may offer consumers combinations of auto policies and other insurance products or financial services which the Company is currently unable to offer. The Company could be adversely affected by a loss of business to competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives.

The Company implements initiatives and strategies to maintain and improve its competitive position in auto insurance markets. In addition, the Company undertakes distinctive advertising and other efforts to improve brand recognition and drive growth. If these initiatives or advertising campaigns are unsuccessful or are less effective than those of competitors, the Company’s business could be adversely affected.

The highly competitive nature of the markets in which the Company competes could also result in the failure of one or more major competitors. In the event of a failure of a major competitor, the Company could be adversely affected as the Company and other insurance companies are forced to absorb the losses of the failed insurer under state-mandated plans, and as the Company is faced with an unexpected surge in new business from the failed insurer’s former policyholders.

The ability to attract and retain talented employees, managers and executives is critical to the Company’s success.

The Company’s ability to continue profitable growth and to remain a competitive force in the marketplace depends, in part, on its ability to hire and train talented new employees to handle work associated with the increase in new inquiries, applications, policies and customers and to respond to the increase in claims that will also result. In addition, the Company’s ability to maintain appropriate staffing levels is affected by the rate of turnover of existing, more experienced employees. The failure to meet these employment goals could result in the Company having to slow down growth in the business units or markets that are affected.

Likewise, the failure of the Company to train effectively new employees in the claims area, and/or the loss of a significant number of experienced claims representatives and managers, could result in the claims organization’s inability to handle an increasing workload. In addition to potentially requiring that growth be slowed in the affected markets, this failure could result in decreased quality of claims work, which in turn could lower the Company’s operating margins.

The Company’s success also depends on its ability to attract and retain talented executives and other key managers. The Company’s loss of certain key officers and employees or the failure to attract talented new executives and managers could have a material adverse effect on the Company’s business.

The Company further believes that its success depends on its ability to maintain and improve its staffing models and employee culture that have been developed over the years. The Company’s ability to do so may be impaired as a result of litigation against the Company, new legislation at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of the Company’s workers could be adversely affected, which could lead to an erosion of the Company’s operating performance and margins.

The Company and its insurance subsidiaries are subject to a variety of complex federal and state laws and regulations.

The Company’s insurance businesses operate in a highly regulated environment. The Company’s insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia.

State insurance laws and regulations are complex, and each jurisdiction’s requirements are different. Certain states impose restrictions or require prior regulatory approval of certain actions, which may adversely affect the insurance subsidiaries’ ability to operate, innovate, obtain necessary rate adjustments in a timely manner, or grow their businesses profitably. In addition, certain federal laws impose additional requirements on insurers. The Company’s ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to its success.

The failure to comply with these laws and regulations could result in actions by regulators, fines and penalties, and in extreme cases, revocation of a subsidiary’s ability to do business in that jurisdiction. In addition, the Company and its subsidiaries can face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.

In recent years, legislation, voter initiatives and other regulatory actions have dealt with, among other issues:

•	the use of nonpublic consumer information and related privacy issues,

•	the use of credit in underwriting,

•	rate determination, including initiatives to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, such as initiatives to roll back automobile and other personal lines rates,

•	approval of rate increases,

•	restrictions on the ability of insurers to cancel or non-renew insurance policies, and

•	limits on an insurer’s ability to exit a market

Compliance with laws and regulations addressing these and other issues often will result in increased administrative costs to the Company’s insurance subsidiaries. In addition, such laws and regulations may limit the insurance subsidiaries’ ability to underwrite and price risks accurately, prevent the subsidiaries from obtaining timely rate increases necessary to cover increased costs, and may restrict the subsidiaries’ ability to discontinue unprofitable business or exit unprofitable markets. These results, in turn, may adversely affect the Company’s profitability or its ability or desire to grow its business in the applicable jurisdictions.

State insurance regulation may create risk and uncertainties for the Company’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 11 of this report.

Moreover, new legislation or regulations may be adopted in the future. Such enactments may adversely affect the Company’s operations or its ability to write business profitably in one or more states. In such events, the Company may seek to reduce its writings in, or to withdraw entirely from, those states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company is unable to predict whether and to what extent new laws and regulations that would affect the Company’s business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on the Company’s operations, profitability and financial condition.

Lawsuits challenging various aspects of the Company’s business practices continue to be filed against the Company and its subsidiaries.

The Company is named as a defendant in a number of putative class actions and other lawsuits challenging aspects of the Company’s business operations. These lawsuits include cases alleging damages as a result of the Company’s use of after-market parts, total loss evaluation methodology, the use of alternative commissions, the use of credit in underwriting, the alleged diminution in value of vehicles which are involved in accidents, the methods used by the subsidiaries for evaluating certain bodily injury claims, the subsidiaries’ methods for evaluating and paying certain personal injury protection claims, the Company’s classification of employees under federal and state wage and hour laws, and other cases. Other litigation may be filed against the Company in the future concerning these or other of the Company’s business practices. Litigation, by its very nature, is unpredictable and the outcome of these cases is uncertain. Further, except to the extent the Company has established loss reserves with respect to particular cases, the Company is unable to predict the effect, if any, that these pending or future cases may have on the business, operations, profitability or financial condition of the Company. For further information on pending litigation, see Note 11, Litigation, on pages App.-B-18 and App.-B-19 of the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

The Company’s success depends on its ability to underwrite risks accurately and to charge adequate rates to policyholders.

The Company’s operating performance and financial condition depend on the Company’s ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit. If the Company fails to assess accurately the risks that it assumes, the Company may fail to establish adequate premium rates, which could reduce income and have a material adverse effect on the Company’s operating results or financial condition.

In order to price accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trend; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result price accurately, is subject to a number of risks and uncertainties, including, without limitation:

•	availability of sufficient reliable data,

•	incorrect or incomplete analysis of available data,

•	uncertainties inherent in estimates and assumptions, generally,

•	selection and application of appropriate rating formulae or other pricing methodologies,

•	the Company’s ability to innovate in the future as new or improved pricing strategies emerge,

•	the Company’s ability to predict retention (i.e., policy life expectancy) accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in the Company’s claim settlement practices, which can influence the amounts paid on claims,

•	changing driving patterns, which could adversely affect both frequency and severity of claims,

•	unexpected inflation in the medical sector of the economy, resulting in increased bodily injury and personal injury protection claim severity, and

•	unanticipated inflation in auto repair costs, auto parts prices and used car prices, adversely affecting auto physical damage claim severity.

Such risks may result in the Company’s pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future increases in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s operating results and financial condition could be materially adversely affected.

The Company’s financial performance may also be materially adversely affected by severe weather conditions or other catastrophic losses.

The Company continues to be exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and other events, such as an explosion, terrorist attacks or riots. The extent of insured losses from a catastrophe is a function of both the Company’s total insured exposure in the area affected by the event and the severity of the event. In addition, the Company’s business could be further impaired if a significant portion of its business or systems were shut down by such an event. Some catastrophes are restricted to small geographic areas; however, hurricanes, tornadoes, winter storms, windstorms, earthquakes, terrorist attacks and other man-made catastrophes, may produce significant damage over large, heavily populated areas. Most of the Company’s past catastrophe-related claims have resulted from severe storms. The incidence and severity of catastrophes are inherently unpredictable. When they occur with enough severity, the Company’s financial performance could be materially adversely affected.

The Company’s success depends on its ability to establish accurate loss reserves and to adjust claims accurately.

The Company’s financial statements include loss reserves, which represent the Company’s best estimate of the amounts that the Company will ultimately pay on claims, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which arises from a number of factors, including:

•	the possibility of insufficient credible data,

•	the difficulty in predicting the rate of inflation in various markets and the rate and direction of changes in trend,

•	new or changing interpretations of insurance policy provisions by courts,

•	inconsistent decisions in lawsuits regarding coverage and expanded theories of liability,

•	changes in medical costs, auto repair costs and regulation,

•	ongoing changes in the Company’s claim settlement practices, which can lead to changes in loss payment patterns or loss adjustment expenses which are used to estimate reserve levels,

•	estimates by the Company of the number or severity of claims that have been incurred but not reported as of the date of the financial statement, which may prove to be inaccurate,

•	actuarial techniques and databases used in estimating loss reserves, which may prove to be inadequate, and

•	estimates of total loss and loss adjustment expenses set by the Company’s employees for certain claims or categories of claims, which may prove to be inaccurate.

As a result of these and other risks and uncertainties, ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of losses included in the loss reserves in the Company’s financial statements. The Company’s actual claim payments may exceed its claim reserves, causing the Company to incur losses the Company did not anticipate, and its earnings may be significantly and negatively affected as a result. Consequently, ultimate losses could materially exceed loss reserves and have a material adverse effect on the Company’s results of operations, liquidity or financial position. Further information on the Company’s loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 14 of this report, as well as the Company’s Report on Loss Reserving Practices, which was filed with the SEC on Form 8-K on July 1, 2002.

Likewise, the Company must accurately evaluate and pay claims that are made under its policies. Many factors affect the Company’s ability to pay claims accurately, including the training and experience of the Company’s claims representatives, the claims organization’s culture and the effectiveness of its management, the Company’s ability to develop or select and implement appropriate procedures and systems to support its claims functions, and other factors. The Company’s failure to pay claims accurately could lead to material litigation, undermine the Company’s reputation in the marketplace, impair the Company’s brand image and materially adversely affect the Company’s financial results and liquidity.

The Company’s business depends on the uninterrupted operation of its business functions, including its information technology and other business systems.

The Company’s employees use its facilities and systems to process the day-to-day work generated by the Company’s operations. Included in this work are support for the Company’s agent and direct auto insurance businesses, including Internet support and 24-hour call centers, processing new and renewal business, processing and paying claims, actuarial and other functions necessary for underwriting and rate development, corporate support functions and other operations. The Company’s business is highly dependent upon its ability to perform these functions in an uninterrupted fashion.

A sustained shut-down of one or more of the Company’s facilities, or a failure of one or more of the Company’s information technology, telecommunications or other business systems, could significantly impair the Company’s ability to perform these functions on a timely basis. In addition, because the Company’s information technology and telecommunications systems interface with and depend on third party systems, the Company could experience service denials if demand for such service exceeds capacity or third party systems fail or experience interruptions. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of the Company’s ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary corporate functions. This could result in a material adverse effect on the Company’s business results.

To help maintain functionality and reduce the risk of significant interruptions of its operations, the Company maintains redundant systems or facilities for certain of its principal systems and services; however, these efforts may prove unsuccessful against severe, multiple or prolonged interruptions of the Company’s business or against interruptions of systems where no redundancy currently exists. In addition, the Company has established an emergency management team comprised of senior managers from various corporate functions who are responsible for responding to business disruptions and other risk events. The emergency management team’s ability to respond successfully to certain of these events may be limited, however, since the Company has not completely developed the plans necessary to maintain business continuity for some significant business interruption scenarios. The Company maintains insurance on its real property and other physical assets, which includes coverage for losses due to business interruptions caused by covered property damage. However, this insurance will not compensate the Company for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunications systems failure that is unrelated to covered property damage; nor will such business interruption insurance necessarily compensate the Company for all losses resulting from covered events.

A security breach of the Company’s computer systems could interrupt its operations or damage its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of the Company’s computer systems, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems, which could result in a material, adverse effect on the Company’s business.

The performance of the Company’s investment portfolio is subject to a number of investment risks.

Investments in the Company’s investment portfolio have varying degrees of risk. The most significant risk to the fixed-income portfolio is interest rate risk, including movements in the underlying market rates and changes in the credit spreads of the respective sectors of the fixed-income securities held. In addition, the fixed-income portfolio is subject to credit risk, i.e., that the value of or income from instruments held would be impaired due to the deterioration in financial condition of one or more issuers of those instruments.

The common equity portfolio is managed to the Russell 1000 index, and is generally subject to the risk of equity market volatility. A sustained decline in the value of the equities that make up the index could result in a substantial decline in the value of the Company’s equity portfolio.

In addition, both portfolios are subject to risks inherent in the nation’s and the world’s capital markets. The functioning of those markets, the values of the investments held by the Company and the Company’s ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national or international events including, without limitation, wars, terrorist attacks, recessions or depressions, high inflation or a deflationary environment, the collapse of governments or financial markets, and other factors or events.

If the fixed-income or equity portfolios, or both, were to be impaired by market or issuer-specific conditions to a substantial degree, the Company’s liquidity, financial position and financial results could be materially adversely affected. Further, the Company’s income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce the Company’s profitability. In addition, a decrease in value of the Company’s investment portfolio could put the Company’s insurance subsidiaries at risk of failing to satisfy regulatory capital requirements. If the Company was not at that time able to supplement its capital by issuing debt or equity securities on acceptable terms, the Company’s ability to continue growing could be adversely affected.

The Company’s insurance subsidiaries may be limited in the amount of dividends that they can pay to the Company, which in turn may limit the Company’s ability to pay dividends to shareholders, repay indebtedness or make capital contributions to subsidiaries or affiliates.

The Progressive Corporation is a holding company with no business operations of its own. Consequently, if the Company’s subsidiaries are unable to pay dividends or make other distributions to the holding company, or are able to pay only limited amounts, the holding company may be unable to pay dividends to shareholders, to make payments on its indebtedness or to make capital contributions or otherwise fund its subsidiaries or affiliates. Each subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

•	State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus.

•	Competitive pressures require the Company’s insurance subsidiaries to maintain financial strength ratings.

•	Prior regulatory approval from state regulatory authorities may be required in certain jurisdictions for the insurance subsidiaries to declare and pay dividends or make other distributions to affiliated entities, including the Company.

Further information on state insurance laws and regulations which may limit the ability of the Company’s insurance subsidiaries to pay dividends can be found in Item 5(c), “Subsidiary Dividends,” on page 18 of this report.

The price of the Company’s stock may vary significantly based on investors’ perceptions of the Company’s reported performance, public statements or corporate governance issues.

The Company believes that shareholder value will be increased in the long run if the Company meets or exceeds certain financial goals and policies established by the Company. The Company does not manage its business to maximize short-term stock performance. The Company does not provide earnings guidance to the market and does not comment on earnings estimates by analysts. As a result, the Company’s reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the Company’s stock price.

The Company publicly announces its underwriting results on a monthly basis, in addition to the traditional quarterly and annual announcements and public filings required by law. The Company believes that this level of reporting provides more and faster disclosure to shareholders and potential investors, enabling them to better understand the Company’s underwriting performance. Such reports, however, may show a degree of variation in results that investors might not see in a quarterly report, which could result in significant volatility in the Company’s stock price.

Similarly, under applicable accounting rules, the Company may be required to record a significant loss or establish a significant reserve in a specific monthly or quarterly reporting period in the event of a catastrophic loss, development(s) in litigation against the Company or other extraordinary events. Such events may make the Company’s reported results appear volatile and could adversely affect the market for the Company’s stock.

The Company has adopted certain corporate governance policies and procedures, and the Company must further satisfy the complex requirements of applicable law, SEC regulations and New York Stock Exchange listing standards with respect to such matters, which are currently evolving. While the Company intends to fully comply with all such laws, regulations and standards and believes that its corporate governance program has been designed in the best interests of the Company and its shareholders, it is possible that investors or independent advisory firms may disagree with one or more aspects of the Company’s governance program and may publicize that disagreement, which could adversely affect the market for the Company’s stock.

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

State Insurance Licenses

The Company’s insurance subsidiaries operate under licenses issued by various insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kinds of insurance coverages that may be written in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses, which are material to the subsidiaries’ businesses, are in good standing.

Insurance Regulation

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company’s insurance subsidiaries and affiliates are domiciled in the states of Arizona, California, Colorado, Illinois, Florida, Louisiana, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates. Most jurisdictions prohibit rates that are “excessive, inadequate or unfairly discriminatory.”

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

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the “Subsidiary Dividends” discussion in Item 5(c) for further information on these dividend limitations.

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from the insolvency of other insurers. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks which are not insurable in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, as a general rule, the regulators prefer that annual net premiums written be not more than three times the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation or non-renewal and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer solvency. In recent years, legislation and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In a number of states the Company’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act (FCRA) and the Company’s data demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate impact on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact of extraordinary life events (i.e., catastrophic injury or death of a spouse), and concerns about the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. It is also possible that, when Congress considers reauthorizing certain FCRA preemptions due to expire on January 1, 2004, the use of credit in underwriting and rating may be a subject of federal legislation.

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

Statutory Accounting Principles

The Company’s results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Specifically, under GAAP:

1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2.	Certain assets are included in the consolidated balance sheets, but are charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

3.	Amounts related to ceded reinsurance are shown gross as prepaid reinsurance premiums and reinsurance recoverables, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4.	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.

5.	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense.

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company’s investment portfolio, at market value, was $10.3 billion at December 31, 2002, compared to $8.2 billion at December 31, 2001. Investment income is affected by shifts in the type and quality of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains/losses on securities, before expenses and taxes, was $376.6 million in 2002, compared to $301.7 million in 2001 and $402.1 million in 2000. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-B-21 of the Company’s Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2002, was 22,974.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of the Company’s insurance subsidiaries. The Company’s objective is to ensure that total reserves (i.e. case and incurred but not reported reserves-IBNR) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 2002, 2001 and 2000 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
(millions)	2002	2001	2000

Balance at January 1	$3,238.0	$2,986.4	$2,416.2
Less reinsurance recoverables on unpaid losses	168.3	201.1	216.0

Net balance at January 1	3,069.7	2,785.3	2,200.2

Incurred related to:
Current year	6,295.6	5,363.1	5,203.6
Prior years	3.5	(99.0)	75.8

Total incurred	6,299.1	5,264.1	5,279.4

Paid related to:
Current year	4,135.0	3,570.4	3,447.7
Prior years	1,601.7	1,409.3	1,246.6

Total paid	5,736.7	4,979.7	4,694.3

Net balance at December 31	3,632.1	3,069.7	2,785.3
Plus reinsurance recoverable on unpaid losses	180.9	168.3	201.1

Balance at December 31	$3,813.0	$3,238.0	$2,986.4

During 2002, the Company experienced $3.5 million of unfavorable loss reserve development, compared to $99.0 million of favorable development in 2001 and $75.8 million of unfavorable development in 2000. During 2002, the Company made no significant change to the estimate of loss reserves recorded in prior years. The favorable development in 2001 is primarily attributable to the settlement of claims at less than amounts reserved, while the prior year’s adverse development reflected the Company’s effort to fully recognize the loss trends that were emerging. The development in 2001 primarily relates to the 2000 accident year, while the majority of the 2000 unfavorable development related to the 1999 accident year. The Company conducts extensive reviews each month on portions of its business to help ensure that the Company is meeting its objective of having reserves that are adequate, with minimal variation.

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

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT (millions)

YEAR ENDED	1992	1993[3]	1994[4]	1995	1996	1997	1998	1999	2000	2001	2002
LIABILITY FOR UNPAID LOSSES AND LAE — GROSS		$1,347.2	$1,432.9	$1,610.5	$1,800.6	$2,146.6	$2,188.6	$2,416.2	$2,986.4	$3,238.0	$3,813.0
LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES		334.8	334.2	296.1	267.7	279.1	242.8	216.0	201.1	168.3	180.9

LIABILITY FOR UNPAID LOSSES AND LAE — NET[1]	$956.4	$1,012.4	$1,098.7	$1,314.4	$1,532.9	$1,867.5	$1,945.8	$2,200.2	$2,785.3	$3,069.7	$3,632.1
PAID (CUMULATIVE) AS OF:
One year later	366.8	417.0	525.3	593.0	743.6	922.0	1,082.8	1,246.5	1,409.3	1,601.7
Two years later	520.0	589.8	706.4	838.9	1,034.5	1,289.6	1,487.9	1,738.5	2,047.2	—
Three years later	598.2	664.1	810.6	960.1	1,266.1	1,474.9	1,680.6	2,001.4	—	—
Four years later	632.8	709.9	857.1	1,057.1	1,351.1	1,554.1	1,785.7	—	—	—
Five years later	658.6	729.8	892.7	1,092.5	1,384.0	1,596.7	—	—	—	—
Six years later	669.7	742.2	909.7	1,106.3	1,399.9	—	—	—	—	—
Seven years later	676.0	752.8	917.1	1,112.3	—	—	—	—	—	—
Eight years later	682.3	757.4	919.7	—	—	—	—	—	—	—
Nine years later	685.1	759.1	—	—	—	—	—	—	—	—
Ten years later	686.3	—	—	—	—	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	857.9	869.9	1,042.1	1,208.6	1,429.6	1,683.3	1,916.0	2,276.0	2,686.3	3,073.2
Two years later	765.5	837.8	991.7	1,149.5	1,364.5	1,668.5	1,910.6	2,285.4	2,708.3	—
Three years later	737.4	811.3	961.2	1,118.6	1,432.3	1,673.1	1,917.3	2,277.7	—	—
Four years later	725.2	794.6	940.6	1,137.7	1,451.0	1,669.2	1,908.2	—	—	—
Five years later	717.3	782.9	945.5	1,153.3	1,445.1	1,664.7	—	—	—	—
Six years later	711.1	780.1	952.7	1,150.1	1,442.0	—	—	—	—	—
Seven years later	709.2	788.6	952.6	1,146.2	—	—	—	—	—	—
Eight years later	714.6	787.5	949.7	—	—	—	—	—	—	—
Nine years later	713.3	787.0	—	—	—	—	—	—	—	—
Ten years later	713.0	—	—	—	—	—	—	—	—	—
CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)	$243.4	$225.4	$149.0	$168.2	$90.9	$202.8	$37.6	$(77.5)	$77.0	$(3.5)
PERCENTAGE[2]	25.5	22.3	13.6	12.8	5.9	10.9	1.9	(3.5)	2.8	(.1)
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE — GROSS		$1,037.5	$1,201.3	$1,396.6	$1,715.0	$1,928.7	$2,139.5	$2,489.2	$2,892.5	$3,231.7
LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES		250.5	251.6	250.4	273.0	264.0	231.3	211.5	184.2	158.5

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE[1] — NET		$787.0	$949.7	$1,146.2	$1,442.0	$1,664.7	$1,908.2	$2,277.7	$2,708.3	$3,073.2
GROSS CUMULATIVE DEVELOPMENT: CONSERVATIVE/(DEFICIENT)		$309.7	$231.6	$213.9	$85.6	$217.9	$49.1	$(73.0)	$93.9	$6.3

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

The above table presents the development of balance sheet liabilities for 1992 through 2001. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that are unpaid at the balance sheet date, including losses that had been incurred but not reported.

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

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased, as more information about the claims becomes known for individual years. For example, as of December 31, 2002, the companies had paid $759.1 million of the currently estimated $787.0 million of losses and LAE that had been incurred through the end of 1993; thus an estimated $27.9 million of losses incurred through 1993 remain unpaid as of the current financial statement date.

The cumulative development represents the aggregate change in the estimates over all prior years. For example, the 1992 liability has developed conservatively by $243.4 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 14 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1995, but incurred in 1992, will be included in the cumulative development amount for years 1992, 1993 and 1994. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The Company experienced continually favorable reserve development through 1998 primarily due to the decreasing bodily injury severity. From the fourth quarter 1993 continuously through the third quarter 1998, the Company’s bodily injury severity decreased each quarter when compared to the same quarter the prior year. This period of decreasing severity for the Company was not only longer than that experienced by the industry but also longer than any time in Progressive’s history. The reserves established as of the end of each year assumed the current accident year’s severity to increase over the prior accident year’s estimate. As the experience continued to be evaluated at later dates, the realization of the decreased severity resulted in favorable reserve development.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million “supplemental reserve.” Prior to 1994, the Company established case and IBNR reserves by product with the objective of being accurate to within plus or minus two percent. Pricing had been based on these estimates of reserves by product. Because the Company desired a very high degree of comfort that aggregate reserves were adequate, aggregate reserves were established near the upper end of the reasonable range of reserves, and the difference between such aggregate reserves and the midpoint of the reasonable range of case and IBNR reserves was called the “supplemental reserve.” The Company concluded, after examining its historical aggregate reserves, that the practice of setting aggregate reserves at the upper end of the range of reasonable reserves provided an unnecessarily high level of comfort. Even without the high level of comfort provided by the “supplemental reserve,” the Company’s reserves had historically been conservative. The Company believes that this change in the estimate of its reserves placed the Company more in line with the practices of other companies in the industry.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 15 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements, as filed with the state insurance departments. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes unallocated loss adjustment expenses and reflects the change in the method of accounting for salvage and subrogation for 1994 and prior years.

     (d)  Financial Information about geographic areas.

The Company operates throughout the United States. The Company ceased writing new business in Canada in 1999.

     (e)  Available information.

The Company’s Web site is progressive.com. As soon as reasonably practicable, the Company makes all documents filed or furnished with the SEC, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, available free of charge via its Web site at progressive.com/investors.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters office complex is located on a 42-acre parcel in Mayfield Village, Ohio. The Company also owns a 72-acre corporate office complex near the headquarters. In total, buildings on these two sites contain approximately 1.4 million square feet and are owned by a subsidiary of the Company.

The Company also owns seven other buildings in suburbs adjoining the corporate office complexes, six buildings in Tampa, Florida, and a building in each of the following cities: Tempe, Arizona; Ft. Lauderdale, Florida; Albany, New York; Tigard, Oregon; Plymouth Meeting, Pennsylvania; and Austin, Texas. Four of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 1.6 million square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These facilities are occupied by the Company’s business units or other operations and are not segregated by industry segment.

The Company leases approximately .9 million square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 400 claims offices, consisting of approximately 2.2 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects that it will need additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs. The Company is currently planning to construct a 322 thousand square foot call center complex in Colorado Springs, Colorado that is scheduled to be completed in 2004.

ITEM 3.	LEGAL PROCEEDINGS

Incorporated by reference from Note 11, Litigation, beginning on page App.-B-18 of the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in Part III of this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information and Dividends

The Company’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.

					Dividends
Year	Quarter	High	Low	Close	Per Share

2002	1	$55.80	$46.75	$55.54	$.023
	2	60.49	54.64	57.85	.023
	3	57.77	44.75	50.63	.025
	4	58.30	48.79	49.63	.025

		$60.49	$44.75	$49.63	$.096

2001	1	$34.49	$27.38	$32.35	$.023
	2	45.59	31.20	45.06	.023
	3	45.32	38.20	44.63	.023
	4	50.60	43.62	49.77	.023

		$50.60	$27.38	$49.77	$.093

The closing price of the Company’s Common Shares on February 28, 2003 was $52.01.

On March 19, 2002, the Board of Directors of The Progressive Corporation approved a 3-for-1 split of the Company’s Common Shares which was effected in the form of a stock dividend. In connection with the transaction, two additional Common Shares were issued on April 22, 2002, for each Common Share held by shareholders of record as of the close of business on April 1, 2002. The purpose of the stock split was to increase the supply of the Company’s Common Shares and to improve the liquidity of the stock. All of the information presented above has been adjusted for the stock split.

     (b)  Holders

There were 3,586 shareholders of record on February 28, 2003.

     (c)  Subsidiary Dividends

Statutory policyholders’ surplus was $3.37 billion and $2.65 billion at December 31, 2002 and 2001, respectively. At December 31, 2002, $405.5 million of consolidated statutory policyholders’ surplus represents net admitted assets of the Company’s insurance subsidiaries and affiliates that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $455.5 million in 2003 without prior approval from regulatory authorities.

     (d)  Securities authorized for issuance under equity compensation plans.

Incorporated by reference from the subsection of the Proxy Statement entitled “Securities Authorized for Issuance Under Equity Compensation Plans,” on page 9.

     (e)  Repurchases

In April 1996, the Board of Directors authorized the repurchase of up to 6,000,000 Common Shares. Prior to the Company’s 3-for-1 stock split, effective April 22, 2002, the Company repurchased 1,834,226 Common Shares under this authorization, leaving the Company with the authority to repurchase an additional 4,165,774 Common Shares. This unutilized portion of the stock repurchase authorization was adjusted for the stock split, thereby providing the Company with the authority to repurchase a total of 12,497,322 Common Shares pursuant to the existing authorization as of the date of the stock split. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company. There have been 5,306,142 shares repurchased, with the authority to repurchase an additional 9,025,406 Common Shares, under this authorization as of December 31, 2002.

During 2002, the Company repurchased 3,608,098 of its Common Shares at a total cost of $214.3 million. Prior to the Company’s stock split, 136,182 Common Shares were repurchased (at an average cost of $156.03) and 3,471,916 Common Shares were repurchased after the split (at an average cost of $55.61); the Company did not split its treasury shares. The 2002 repurchases included 19,294 Common Shares (average cost of $47.10) repurchased from employees to satisfy their obligations under the Company’s benefit plans; the remaining repurchases were either open market repurchases negotiated through a broker (i.e. Morgan Stanley) or privately negotiated purchases.

ITEM 6.	SELECTED FINANCIAL DATA

(millions — except per share amounts)

	For the years ended December 31,

	2002	2001	2000	1999	1998

Total revenues	$9,294.4	$7,488.2	$6,771.0	$6,124.2	$5,292.4
Net income	667.3	411.4	46.1	295.2	456.7
Per share:[1]
Net income[2]	2.99	1.83	.21	1.32	2.04
Dividends	.096	.093	.090	.087	.083
Total assets	13,564.4	11,122.4	10,051.6	9,704.7	8,463.1
Debt outstanding	1,489.0	1,095.7	748.8	1,048.6	776.6

     1All per share amounts were adjusted for the April 22, 2002 3-for-1 stock split.
      2Presented on a diluted basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages App.-B-21 through App.-B-33 of the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the “Quantitative Market Risk Disclosures” section on pages App.-B-38 and App.-B-39 of the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent accountants, are incorporated by reference from the Company’s Annual Report to Shareholders, which is included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2003 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Election of Directors” in the Proxy Statement, pages 1 through 4.

Information relating to executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years' Business Experience

Peter B. Lewis	69	Chairman of the Board; President prior to January 2001; Chief Executive Officer during 2000 and prior to January 1999; Chief Executive Officer — Insurance Operations of the Company during 1999; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, prior to March 2000

Glenn M. Renwick	47	President and Chief Executive Officer since January 2001; Chief Executive Officer — Insurance Operations of the Company during 2000; Chief Information Officer prior to March 2000; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, since March 2000

W. Thomas Forrester	54	Vice President since June 2001; Chief Financial Officer since January 1999; Treasurer from January 1999 to June 2001; Ownership Process Leader prior to January 1999

Charles E. Jarrett	45	Vice President since June 2001; Secretary since February 2001; Chief Legal Officer since November 2000; Partner at Baker & Hostetler LLP, which is the principal outside law firm of the Company, prior to November 2000

Jeffrey W. Basch	44	Vice President since December 1999; Chief Accounting Officer

Thomas A. King	43	Investment Strategist since February 2001; Vice President since December 1999; Corporate Controller from March 1998 to January 2001; General Manager of Minnesota and Wisconsin prior to March 1998

Stephen D. Peterson	44	Treasurer since June 2001; Investment Controller prior to June 2001

Alan R. Bauer	50	Group President of the Direct Business since January 2002; Internet Business Leader from January 1999 to December 2001; International/Internet Officer prior to January 1999

William M. Cody	40	Chief Investment Officer since February 2003; Portfolio Manager prior to February 2003.

Susan Patricia Griffith	38	Chief Human Resource Officer since April 2002; Process Manager for Claims Central Services from January 2001 to April 2002; Regional Claims Consultant from December 1999 to December 2000; Regional Claims and Sales Manager for Pennsylvania from December 1998 to December 1999; Regional Claims Manager for Pennsylvania prior to December 1998

Brian J. Passell	46	Group President of Claims since January 2002; Claims Business Leader from January 1999 to December 2001; General Manager of Pennsylvania prior to January 1999

Raymond M. Voelker	39	Chief Information Officer since April 2000; Information Technology Executive — Claims and Infrastructure Technologies from December 1999 to March 2000; Claims Technology Executive from January 1999 to November 1999; Information Systems Executive — Call Center Technology prior to January 1999

Richard H. Watts	48	Group President of Sales and Service since January 2002; Direct Business Leader from January 2000 to December 2001; General Manager of Northeast Ohio prior to January 2000

Robert T. Williams	46	Group President of the Agent Business since January 2002; Agent Business Leader from April 2000 to December 2001; Chief Pricing/Product Officer from January 1999 to March 2000; General Manager of New York Business Unit prior to January 1999

Section 16 (a) Beneficial Ownership Reporting Compliance.

In a Form 5 filed with the Securities and Exchange Commission on February 3, 2003, Milton N. Allen, a Director of the Company, reported that during 2000 and 2001, a trust controlled by his wife acquired a total of 154.2582 of the Company’s Common Shares (after giving effect to the Company’s 3-for-1 stock split in April 2002) in eight (8) transactions pursuant to a brokerage firm’s automatic dividend reinvestment plan. The shares so acquired during 2000 should have been reported on a Form 5 filed on or before February 14, 2001, and the shares so acquired during 2001 should have been reported on a Form 5 filed on or before February 14, 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled “Executive Compensation,” pages 10 through 18.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management,” pages 6 through 9.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy Statement entitled “Election of Directors — Certain Relationships and Related Transactions,” page 4.

ITEM 14.	CONTROLS AND PROCEDURES

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Listing of Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2002 Annual Report are incorporated by reference in Item 8:

Report of Independent Accountants

Consolidated Statements of Income — For the Years Ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Supplemental Information (Unaudited — Not covered by Report of Independent Accountants)

(a)(2)	Listing of Financial Statement Schedules

The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Accountants and Consent of Independent Accountants are included in Item 14(d):

Schedules:

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

See exhibit index contained herein at pages 41 to 46. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(D) through (10)(AH).

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter 2002:

On November 1, 2002, the Company filed a Current Report on Form 8-K announcing its expectation to implement a blackout on trading in the Company’s Retirement Security Program due to the changing of the Plan’s trustee and the record-keeper to a new third-party provider. This report also included certifications made by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002.

On November 15, 2002, the Company filed a Current Report on Form 8-K containing certain selected underwriting results of the Company for the month of October 2002 and for the year-to-date period through October 2002.

On November 21, 2002, the Company filed a Current Report on Form 8-K, reporting that the Company began an underwritten public offering of $400 million aggregate principal amount of the Company’s 6.25% Senior Notes due 2032.

On December 13, 2002, the Company filed a Current Report on Form 8-K containing certain selected underwriting results of the Company for the month of November 2002 and for the year-to-date period through November 2002. This report also included the announcement of the election of a director, Bernadine Healy, M.D., to fill the vacancy on the Company’s Board of Directors

(c)	Exhibits

The exhibits in response to this portion of Item 14 are submitted concurrently with this report.

(d)	Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2002

			Amount At Which
			Shown In The
Type of Investment	Cost	Market Value	Balance Sheet

Fixed Maturities:
Available-for-sale:
United States Government and government agencies and authorities	$1,619.6	$1,646.9	$1,646.9
States, municipalities and political subdivisions	1,900.3	1,976.0	1,976.0
Asset-backed securities	2,420.8	2,550.4	2,550.4
Foreign government obligations	25.6	26.4	26.4
Corporate and other debt securities	1,443.1	1,512.8	1,512.8

Total fixed maturities	7,409.4	7,712.5	7,712.5

Equity securities:
Common stocks:
Public utilities	133.2	117.1	117.1
Banks, trust and insurance companies	341.9	330.8	330.8
Industrial, miscellaneous and all other	950.2	899.4	899.4
Nonredeemable preferred stocks	631.9	656.7	656.7

Total equity securities	2,057.2	2,004.0	2,004.0

Short-term investments	567.8	567.8	567.8

Total investments	$10,034.4	$10,284.3	$10,284.3

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders’ equity at December 31, 2002.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,

	2002	2001	2000

Revenues
Dividends from subsidiaries*	$47.3	$462.1	$167.0
Intercompany investment income*	21.6	19.7	43.0

	68.9	481.8	210.0

Expenses
Interest expense	76.2	52.9	80.4
Other operating costs and expenses	2.4	4.7	1.3

	78.6	57.6	81.7

Operating income (loss) and income (loss) before income taxes and other items below	(9.7)	424.2	128.3
Income tax benefit	(21.5)	(13.3)	(13.9)

Income before equity in undistributed earnings of subsidiaries	11.8	437.5	142.2
Equity in undistributed net income (loss) of consolidated subsidiaries*	655.5	(26.1)	(96.1)

Net income	$667.3	$411.4	$46.1

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,

	2002	2001

ASSETS
Investment in non-consolidated affiliates	$.4	$.4
Investment in subsidiaries*	4,138.1	3,144.7
Receivable from subsidiary*	1,112.4	1,202.9
Intercompany receivable*	116.3	68.0
Other assets	20.1	16.6

TOTAL ASSETS	$5,387.3	$4,432.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$60.7	$47.1
Income taxes payable	75.6	45.9
Debt	1,483.0	1,088.9

Total liabilities	1,619.3	1,181.9

Shareholders’ equity:
Common Shares, $1.00 par value, authorized 300.0 shares, issued 230.1 and 83.1, including treasury shares of 12.1 and 9.7	218.0	73.4
Paid-in capital	584.7	554.0
Accumulated other comprehensive income (loss):
Net unrealized appreciation of investment in equity securities of consolidated subsidiaries	162.4	121.5
Hedges on forecasted transactions	11.7	9.2
Foreign currency translation adjustment	(4.8)	(4.8)
Retained earnings	2,796.0	2,497.4

Total shareholders’ equity	3,768.0	3,250.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,387.3	$4,432.6

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$667.3	$411.4	$46.1
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of consolidated subsidiaries	(702.8)	(436.0)	(70.9)
Changes in:
Intercompany receivable or payable	(48.3)	(46.7)	(41.8)
Accounts payable and accrued expenses	13.6	5.0	2.8
Income taxes	29.7	25.1	33.7
Tax benefits from exercise of stock options	19.3	24.4	11.3
Other, net	(2.9)	(1.1)	1.9

Net cash used in operating activities	(24.1)	(17.9)	(16.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(294.4)	(24.4)	(28.3)
Dividends received from consolidated subsidiaries	47.3	462.1	167.0

Net cash provided by (used in) investing activities	(247.1)	437.7	138.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	22.6	26.0	18.6
Proceeds from Debt	393.5	347.0	—
Payments of Debt	—	—	(300.0)
Receivable from subsidiary	90.5	(652.0)	194.8
Dividends paid to shareholders	(21.1)	(20.6)	(19.8)
Acquisition of treasury shares	(214.3)	(120.2)	(17.8)
Other, net	—	—	2.4

Net cash provided by (used in) financing activities	271.2	(419.8)	(121.8)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See notes to condensed financial statements

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant’s 2002 Annual Report.

STATEMENTS OF CASH FLOWS — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $392.0 million in 2002, and $127.3 million and $13.8 million in 2001 and 2000, respectively. Total interest paid was $64.2 million for 2002 and $51.3 million for 2001 and $81.6 million in 2000.

The Registrant effected a 3-for-1 stock split in the form of a dividend to shareholders on April 22, 2002. The Registrant issued its Common Shares by transferring $147.0 million from retained earnings to the Common Share account. All per share and share amounts and stock prices were adjusted to give effect to the split. Treasury shares were not split.

DEBT — Debt at December 31 consisted of:

	2002		2001

		Market		Market
(millions)	Cost	Value	Cost	Value

6.25%Senior Notes due 2032 (issued: $400.0, November 2002)	$393.5	$432.2	$—	$—
6.375% Senior Notes due 2012 (issued: $350.0, December 2001)	347.2	370.4	347.0	348.4
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	294.0	295.8	293.9	271.1
7.30% Notes due 2006 (issued: $100.0, May 1996)	99.8	110.9	99.8	106.1
6.60% Notes due 2004 (issued: $200.0, January 1994)	199.8	208.1	199.6	209.5
7% Notes due 2013 (issued: $150.0, October 1993)	148.7	165.5	148.6	150.6

	$1,483.0	$1,582.9	$1,088.9	$1,085.7

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. Market values are obtained from publicly quoted sources. Interest on all debt is payable semiannually. There are no restrictive financial covenants.

The 6.25% Senior Notes, the 6.375% Senior Notes and the 6 5/8% Senior Notes (collectively, “Senior Notes”) may be redeemed in whole or in part at any time at the option of the Company, subject to a “make whole” provision. All other debt is noncallable.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant has the right to borrow up to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate, the bank’s base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. The Registrant had no borrowings under this arrangement at December 31, 2002 and 2001.

Aggregate principal payments on debt outstanding at December 31, 2002 are $0 for 2003, $200.0 million for 2004, $0 for 2005, $100.0 million for 2006, $0 in 2007 and $1.2 billion thereafter.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

INCOME TAXES — The Registrant files a consolidated Federal income tax return with all subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts payable to the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable or Payable from Subsidiaries in the accompanying Condensed Balance Sheets.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES — The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2002	2001	2000

Changes in unrealized gains (losses):
Available-for-sale: fixed maturities	$227.1	$33.7	$160.4
equity securities	(164.0)	46.1	(48.0)
Deferred income taxes	(22.2)	(27.8)	(39.5)

	$40.9	$52.0	$72.9

OTHER MATTERS — The information relating to incentive compensation plans is incorporated by reference from Note 8, Employee Benefit Plans, “Incentive Compensation Plans” on pages App.-B-15 and App.-B-16 of the Registrant’s 2002 Annual Report.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

		Future
		policy		Other
		benefits,		policy			Benefits,	Amortization
	Deferred	losses,		claims			claims,	of deferred
	policy	claims and		and			losses and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	Investment	settlement	acquisition	operating	premiums
Segment	costs(1)	expenses(1)	premiums(1)	payable(1)	revenue	income(1)(2)	expenses	costs	expenses	written

Year ended December 31, 2002:
Personal Lines					$7,907.8		$5,622.6	$903.5	$790.0	$8,362.5
Commercial Auto Business					880.0		622.2	100.7	77.1	1,002.9
Other businesses					95.7		54.3	27.4	7.1	86.6

Total	$363.5	$3,813.0	$3,304.3	$—	$8,883.5	$455.2	$6,299.1	$1,031.6	$874.2	$9,452.0

Year ended December 31, 2001:
Personal Lines					$6,493.8		$4,804.2	$774.3	$623.2	$6,476.4
Commercial Auto Business					552.3		389.8	64.9	51.9	665.7
Other businesses					115.7		70.1	25.7	11.8	118.0

Total	$316.6	$3,238.0	$2,716.7	$—	$7,161.8	$413.6	$5,264.1	$864.9	$686.9	$7,260.1

Year ended December 31, 2000:
Personal Lines					$5,864.0		$4,933.9	$720.7	$514.1	$5,651.5
Commercial Auto Business					384.8		289.0	53.5	29.4	442.0
Other businesses					99.6		56.5	13.8	15.8	102.6

Total	$309.9	$2,986.4	$2,636.5	$—	$6,348.4	$385.2	$5,279.4	$788.0	$559.3	$6,196.1

(1)The Company does not allocate assets, liabilities or investment income to operating segments.

(2)Excluding investment expenses of $11.5 million in 2002, $12.7 million in 2001 and $9.1 million in 2000.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
		Other	Other		Assumed
Year Ended:	Gross Amount	Companies	Companies	Net Amount	to Net

December 31, 2002
Premiums earned:
Property and liability	$9,078.1	$194.7	$.1	$8,883.5	—

December 31, 2001
Premiums earned:
Property and liability	$7,299.0	$137.3	$.1	$7,161.8	—

December 31, 2000
Premiums earned:
Property and liability	$6,547.0	$198.6	$—	$6,348.4	—

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY — CASUALTY INSURANCE
OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	Losses and Loss Adjustment		Paid Losses and
	Expenses Incurred Related to		Loss Adjustment Expenses

Year Ended	Current Year	Prior Years

December 31, 2002	$6,295.6	$3.5	$5,736.7

December 31, 2001	$5,363.1	$(99.0)	$4,979.7

December 31, 2000	$5,203.6	$75.8	$4,694.3

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 32, for the additional information required in Schedule VI.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders,
The Progressive Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 22, 2003, in the Annual Report to Shareholders, which is included as an Appendix to The Progressive Corporation’s 2003 Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
January 22, 2003

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We hereby consent to the incorporation by reference in the Registration Statement on:

Form	Filing No.	Filing Date

S-3	333-100674	October 22, 2002
S-3	333-73752	November 20, 2001
S-8	333-41238	July 12, 2000
S-8	333-51613	May 1, 1998
S-8	333-25197	April 15, 1997
S-8	33-57121	December 29, 1994
S-8	33-64210	June 10, 1993
S-8	33-51034	August 20, 1992
S-8	33-46944	April 3, 1992
S-8	33-38793	February 4, 1991
S-8	33-37707	November 9, 1990
S-8	33-33240	January 31, 1990
S-8	33-16509	August 14, 1987

of The Progressive Corporation of our report dated January 22, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is included as an Appendix to The Progressive Corporation’s 2003 Proxy Statement, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 22, 2003 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 14, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

March 14, 2003	/s/ Glenn M. Renwick Glenn M. Renwick Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	March 14, 2003

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	March 14, 2003

/s/ W. Thomas Forrester W. Thomas Forrester	Vice President and Chief Financial Officer	March 14, 2003

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 14, 2003

* Milton N. Allen	Director	March 14, 2003

* B. Charles Ames	Director	March 14, 2003

* Charles A. Davis	Director	March 14, 2003

* Stephen R. Hardis	Director	March 14, 2003

* Bernadine P. Healy, M.D.	Director	March 14, 2003

* Janet Hill	Director	March 14, 2003

* Jeffrey D. Kelly	Director	March 14, 2003

* Philip A. Laskawy	Director	March 14, 2003

* Norman S. Matthews	Director	March 14, 2003

* Donald B. Shackelford	Director	March 14, 2003

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By	/s/ Charles E. Jarrett	March 14, 2003
Charles E. Jarrett Attorney-in-fact

CERTIFICATION

I, Glenn M. Renwick, certify that:

1.	I have reviewed this annual report on Form 10-K of The Progressive Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Glenn M. Renwick Glenn M. Renwick President and Chief Executive Officer

CERTIFICATION

I, W. Thomas Forrester, certify that:

1.	I have reviewed this annual report on Form 10-K of The Progressive Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(3)(i)	3(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation (“Progressive”)	Registration Statement No. 333-51613 (Filed with SEC on May 1, 1998; see Exhibit 4(C) therein)
(3)(ii)	3(B)	Code of Regulations of Progressive	Registration Statement No. 333-41238 (Filed with SEC on July 12, 2000; see Exhibit 4(d) therein)
(4)	4(A)	$10,000,000 Unsecured Line of Credit with National City Bank (dated May 23, 1990; renewed May 20, 1992; amended February 1, 1994 and May 1, 1997)	Contained in Exhibit Binder
(4)	4(B)	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (Filed with SEC on March 31, 1998; see Exhibit 4.1 therein)
(4)	4(C)	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 4(H) therein)
(4)	4(D)	Form of 6.60% Notes due 2004 issued in the aggregate principal amount of $200,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 4(H) therein)
(4)	4(E)	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (Filed with SEC on March 15, 1996; see Exhibit 4.2 therein)
(4)	4(F)	Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 4(J) therein)

EXHIBIT INDEX

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(4)	4(G)	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee, supplementing and amending the 1993 Senior Indenture	Current Report on Form 8-K (Filed with SEC on February 26, 1999; see Exhibit 4.4 therein)
(4)	4(H)	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (Filed with SEC on February 26, 1999; see Exhibit 4.5 therein)
(4)	4(I)	Third Supplemental Indenture dated December 7, 2001 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (Filed with SEC on December 10, 2001; see Exhibit 4.5 therein)
(4)	4(J)	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (Filed with SEC on December 10, 2001; see Exhibit 4.6 therein)
(4)	4(K)	Fourth Supplemental Indenture dated November 21, 2002 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (Filed with SEC on November 21, 2002; see Exhibit 4.6 therein)
(4)	4(L)	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (Filed with SEC on November 21, 2002; see Exhibit 4.7 therein)
(10)(ii)	10(A)	Aircraft Management Agreement dated April 23, 1999, between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(E) therein)
(10)(ii)	10(B)	Hangar Sharing Agreement dated as of June 1, 2002 between Progressive Casualty Insurance Company and ACME Operating Corporation	Contained in Exhibit Binder
(10)(ii)	10(C)	Reimbursement Agreement dated December 23, 2002 between Village Transport Corp. and ACME Operating Corporation	Contained in Exhibit Binder

EXHIBIT INDEX

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(10)(iii)	10(D)	The Progressive Corporation 2001 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(G) therein)
(10)(iii)	10(E)	The Progressive Corporation 2002 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 28, 2002; see Exhibit 10(G) therein)
(10)(iii)	10(F)	The Progressive Corporation 2003 Gainsharing Plan	Contained in Exhibit Binder
(10)(iii)	10(G)	2003 Progressive Capital Management Bonus Plan	Contained in Exhibit Binder
(10)(iii)	10(H)	The Progressive Corporation 1999 Executive Bonus Plan (as amended on January 31, 2003)	Contained in Exhibit Binder
(10)(iii)	10(I)	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(H) therein)
(10)(iii)	10(J)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(R) therein)
(10)(iii)	10(K)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(S) therein)
(10)(iii) (10)(iii)	10(L)	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; see Exhibit 10(P) therein)
(10)(iii) (10)(iii)	10(M)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Contained in Exhibit Binder
(10)(iii)	10(N)	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(T) therein)

EXHIBIT INDEX

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(10)(iii)	10(O)	The Progressive Corporation 2003 Incentive Plan	Contained in Exhibit Binder
(10)(iii)	10(P)	The Progressive Corporation Executive Deferred Compensation Plan (Amended and Restated as of January 1, 1997), as further amended December 1, 1997	Contained in Exhibit Binder
(10)(iii)	10(Q)	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan dated December 1,1998	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(O) therein)
(10)(iii)	10(R)	The Progressive Corporation Executive Deferred Compensation Trust (December 1, 1998 Amendment and Restatement)	Annual Report on Form 10-K (Filed with SEC on March 27, 1999; see Exhibit 10(P) therein)
(10)(iii)	10(S)	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(I) therein)
(10)(iii)	10(T)	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Contained in Exhibit Binder
(10)(iii)	10(U)	The Progressive Corporation 1998 Directors’ Stock Option Plan	Contained in Exhibit Binder
(10)(iii)	10(V)	The Progressive Corporation 2003 Directors Equity Incentive Plan	Contained in Exhibit Binder
(10)(iii)	10(W)	The Progressive Corporation Executive Separation Allowance Plan	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(I) therein)
(10)(iii)	10(X)	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Annual Report on Form 10-K (filed with SEC on March 29, 2001; see Exhibit 10(M) therein)
(10)(iii)	10(Y)	Agreement dated May 16, 2001 between The Progressive Corporation and Glenn Renwick	Quarterly Report on Form 10-Q (Filed with SEC on August 13, 2001; see Exhibit 10(A) therein)

EXHIBIT INDEX

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(10)(iii)	10(Z)	Agreement dated May 18, 2001 between The Progressive Corporation and Stephen Peterson	Quarterly Report on Form 10-Q (Filed with SEC on August 13, 2001; see Exhibit 10(B) therein)
(10)(iii)	10(AA)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(A) therein)
(10)(iii)	10(AB)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(B) therein)
(10)(iii)	10(AC)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(C) therein)
(10)(iii)	10(AD)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(D) therein)
(10)(iii)	10(AE)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Richard H. Watts	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(E) therein)
(10)(iii)	10(AF)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(F) therein)
(10)(iii)	10(AG)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(G) therein)
(10)(iii)	10(AH)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (Filed with SEC on November 5, 2001; see Exhibit 10(H) therein)
(11)	11	Computation of Earnings Per Share	Contained in Exhibit Binder
(12)	12	Computation of Ratio of Earnings to Fixed Charges	Contained in Exhibit Binder
(13)	13	The Progressive Corporation 2002 Annual Report to Shareholders	Contained in Exhibit Binder

EXHIBIT INDEX

Exhibit No.	Form		If Incorporated by
Under	10-K		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	No.	Description of Exhibit	Previously Filed with SEC

(21)	21	Subsidiaries of The Progressive Corporation	Contained in Exhibit Binder
(23)	23	Consent of Independent Accountants	Incorporated herein by reference to page 36 of this Annual Report on Form 10-K
(24)	24	Powers of Attorney	Contained in Exhibit Binder

No other exhibits are required to be filed herewith pursuant to Item 601 of
Regulation S-K.