Form 10-Q
period 2003-03-31
PROGRESSIVE CORP/OH/
filed 2003-05-12
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[✓]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2003

or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________to ____________________

Commission File Number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

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

Common Shares, $1.00 par value: 217,660,740 outstanding at April 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three Months Ended March 31,	2003	2002	% Change

(millions - except per share amounts)
Revenues
Premiums earned	$2,598.3	$1,967.5	32
Investment income	116.0	108.1	7
Net realized losses on securities	(3.1)	(14.8)	(79)
Service revenues	8.8	7.8	13

Total revenues	2,720.0	2,068.6	31

Expenses
Losses and loss adjustment expenses	1,733.5	1,357.4	28
Policy acquisition costs	287.7	234.0	23
Other underwriting expenses	232.2	189.7	22
Investment expenses	3.3	3.0	10
Service expenses	5.9	5.1	16
Interest expense	24.1	18.1	33

Total expenses	2,286.7	1,807.3	27

Net Income
Income before income taxes	433.3	261.3	66
Provision for income taxes	141.8	85.1	67

Net income	$291.5	$176.2	65

Computation of Earnings Per Share
Basic:
Average shares outstanding	217.9	220.5	(1)

Per share	$1.34	$.80	68

Diluted:
Average shares outstanding	217.9	220.5	(1)
Net effect of dilutive stock options	3.4	4.3	(21)

Total equivalent shares	221.3	224.8	(2)

Per share	$1.32	$.78	69

Dividends per Share	$.025	$.023	9

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,

	2003	2002	2002

(millions)
Assets
Investments:
Available-for-sale:
Fixed maturities, at market (amortized cost: $7,290.0, $6,274.6 and $7,409.4)	$7,556.7	$6,293.8	$7,712.5
Equity securities, at market
Preferred stocks (cost: $747.0, $687.2 and $631.9)	775.4	717.2	656.7
Common equities (cost: $1,588.3, $1,275.7 and $1,425.3)	1,499.5	1,347.7	1,347.3
Short-term investments, at amortized cost (market: $828.3, $429.9 and $567.8)	828.3	429.9	567.8

Total investments	10,659.9	8,788.6	10,284.3
Cash	23.3	14.9	16.9
Accrued investment income	80.0	70.9	77.9
Premiums receivable, net of allowance for doubtful accounts of $54.4, $44.8 and $54.6	1,938.6	1,619.3	1,742.8
Reinsurance recoverables, including $36.7, $29.6 and $34.8 on paid losses	227.1	198.4	215.7
Prepaid reinsurance premiums	101.6	84.3	96.7
Deferred acquisition costs	390.5	341.2	363.5
Income taxes	163.4	186.5	219.2
Property and equipment, net of accumulated depreciation of $412.3, $403.6 and $392.4	509.2	499.9	503.1
Other assets	60.4	40.2	44.3

Total assets	$14,154.0	$11,844.2	$13,564.4

Liabilities and Shareholders’ Equity
Unearned premiums	$3,590.2	$2,942.7	$3,304.3
Loss and loss adjustment expense reserves	3,908.9	3,295.3	3,813.0
Accounts payable, accrued expenses and other liabilities	1,212.1	1,140.6	1,190.1
Debt	1,489.2	1,095.9	1,489.0

Total liabilities	10,200.4	8,474.5	9,796.4

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 300.0, issued 230.1, including treasury shares of 13.1, 9.7 and 12.1)[1]	217.0	220.4	218.0
Paid-in capital	607.4	567.6	584.7
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	134.1	78.8	162.4
Hedges on forecasted transactions	11.4	9.0	11.7
Foreign currency translation adjustment	(4.8)	(4.8)	(4.8)
Retained earnings	2,988.5	2,498.7	2,796.0

Total shareholders’ equity	3,953.6	3,369.7	3,768.0

Total liabilities and shareholders’ equity	$14,154.0	$11,844.2	$13,564.4

1 On April 18, 2003, shareholders approved a proposal to amend the Company’s Amended Articles of Incorporation to increase the number of authorized Common Shares from 300 million to 600 million.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2003	2002

(millions)
Cash Flows From Operating Activities
Net income	$291.5	$176.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.2	19.0
Net realized losses on security sales	3.1	14.8
Changes in:
Unearned premiums	285.9	226.0
Loss and loss adjustment expense reserves	95.9	57.3
Accounts payable, accrued expenses and other liabilities	29.2	81.0
Prepaid reinsurance premiums	(4.9)	(6.7)
Reinsurance recoverables	(11.4)	3.1
Premiums receivable	(195.8)	(122.2)
Deferred acquisition costs	(27.0)	(24.6)
Income taxes	71.1	14.5
Tax benefit from exercise of stock options	14.9	6.5
Other, net	(5.1)	11.3

Net cash provided by operating activities	567.6	456.2
Cash Flows From Investing Activities
Purchases:
Available-for-sale: fixed maturities	(3,294.1)	(1,934.5)
equity securities	(439.0)	(50.7)
Sales:
Available-for-sale: fixed maturities	3,257.3	1,394.6
equity securities	111.4	33.8
Maturities, paydowns, calls and other:
Available-for-sale: fixed maturities	179.7	106.5
equity securities	8.8	—
Net purchases of short-term investments	(260.5)	(202.5)
Net unsettled security transactions	(7.2)	241.4
Purchases of property and equipment	(26.3)	(20.9)

Net cash used in investing activities	(469.9)	(432.3)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	13.6	8.4
Dividends paid to shareholders	(5.4)	(5.1)
Acquisition of treasury shares	(99.5)	(23.5)

Net cash used in financing activities	(91.3)	(20.2)

Increase in cash	6.4	3.7
Cash, January 1	16.9	11.2

Cash, March 31	$23.3	$14.9

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2002.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the results expected for the full year.

Note 2 Stock Options — During the first quarter 2003, the Company adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2003, the Company followed the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. All options currently outstanding have an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense was recorded in 2002 and prior years.

The change to the fair value method of accounting is being applied prospectively to all awards granted, modified, or settled after January 1, 2003; no stock options have been granted after January 1, 2003. As a result, there is no compensation cost included in net income for the first quarter 2003; however, compensation cost would have been recognized if the fair value method had been used for all awards for years since the original effective date of SFAS 123 (January 1, 1995).

As previously announced, beginning in 2003, the Company plans to grant restricted stock in lieu of stock options as the primary equity-based incentives for executives and other key employees. See Item 5-Other Information in Part II of this Form 10-Q for details regarding the restricted stock awards granted by the Company.

The following table is presented in accordance with SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and shows the effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested stock option awards for the periods presented. The Company uses the Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

Periods ended March 31,
(millions, except per share amounts)

	2003	2002

Net income, as reported	$291.5	$176.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.9)	(2.6)

Net income, pro forma	$289.6	$173.6

Earnings per share
Basic – as reported	$1.34	$.80
Basic – pro forma	1.33	.79
Diluted – as reported	$1.32	$.78
Diluted – pro forma	1.31	.77

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $56.0 million and $64.0 million during the three months ended March 31, 2003 and 2002, respectively. Total interest paid was $27.7 million and $16.5 million during the three months ended March 31, 2003 and 2002, respectively.

Note 4 Debt — Debt at March 31 consisted of:

	2003		2002

		Market
	Cost	Value	Cost	Market Value

6.25% Senior Notes due 2032	$393.5	$416.4	$—	$—
6.375% Senior Notes due 2012	347.3	378.0	347.1	342.4
6 5/8% Senior Notes due 2029	294.0	303.6	293.9	270.9
7.30% Notes due 2006	99.8	112.3	99.8	104.4
6.60% Notes due 2004	199.8	207.3	199.6	207.2
7% Notes due 2013	148.8	169.0	148.7	149.0
Other Debt	6.0	6.0	6.8	6.8

	$1,489.2	$1,592.6	$1,095.9	$1,080.7

Note 5 Comprehensive Income — Total comprehensive income was $262.9 million and $133.3 million for the quarters ended March 31, 2003 and 2002, respectively.

Note 6 Dividends — On March 31, 2003, the Company paid a quarterly dividend of $.025 per Common Share to shareholders of record as of the close of business on March 14, 2003. The dividend was declared by the Board of Directors on January 31, 2003.

On April 18, 2003, the Board of Directors declared a quarterly dividend of $.025 per Common Share. The dividend is payable June 30, 2003, to shareholders of record as of the close of business on June 13, 2003.

Note 7 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The Commercial Auto Business unit writes insurance for automobiles and trucks owned by small businesses for primary liability, physical damage and other auto-related insurance coverages. The Company’s other businesses principally include writing lenders’ collateral protection and directors’ and officers’ liability insurance and providing insurance-related services, primarily processing business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary market. All revenues are generated from external customers.

Periods ended March 31,
(millions)	2003		2002

		Pretax
		Profit		Pretax
	Revenues	(Loss)	Revenues	Profit (Loss)

Personal Lines — Agent	$1,600.5	$209.8	$1,241.5	$113.7
Personal Lines — Direct	707.1	93.8	517.0	48.2

Total Personal Lines[1]	2,307.6	303.6	1,758.5	161.9
Commercial Auto Business	272.7	43.6	178.6	22.3
Other businesses	26.8	.6	38.2	4.9
Investments[2]	112.9	109.6	93.3	90.3
Interest Expense	—	(24.1)	—	(18.1)

	$2,720.0	$433.3	$2,068.6	$261.3

1Personal automobile insurance accounted for 94% of the total Personal Lines segment net premiums earned in the first quarters of 2003 and 2002.

2Revenues represent recurring investment income and net realized gains/losses on security sales; pretax profit is net of investment expenses.

Note 8 Litigation —The Company is named as defendant in various lawsuits generally relating to its insurance operations. All legal actions relating to individual claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves.

The Company has also been named as defendant in a number of putative class action lawsuits, such as those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of consumer reports, such as credit reports, in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the use of preferred provider rates for payment of Florida personal injury protection claims, the use of automated database vendors to assist in evaluating certain first party bodily injury claims, offering alternative commission programs or the alleged diminution of value to vehicles which are involved in accidents, and cases challenging other aspects of the Company’s claims and marketing practices and business operations, including worker classification issues. Other insurance companies face many of these same issues. Under generally accepted accounting principles (GAAP), the Company is not permitted to establish a reserve for any of these cases unless the loss is both probable and estimable. Court approved settlements have been reached in the alternative commission and betterment cases and such settlements have been concluded in accordance with the terms of the settlement agreements.

The Company plans to contest the outstanding suits vigorously, but will pursue settlement negotiations in those cases for which it deems it appropriate to do so. In accordance with GAAP, the Company accrues for lawsuits when it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. The Company has not established reserves for those lawsuits where the Company is currently unable to estimate the potential exposure.

The Company believes that any disposition of the lawsuits for which reserves have been established in amounts in excess of the current reserves will not materially affect the Company’s annual cash flows or results of operations or financial condition. However, in those cases for which the Company’s estimated exposure is based upon management’s belief that the case will be resolved through a court approved claims-made settlement, if instead, the case results in a judgment against the Company or the actual claims filed pursuant to a court approved settlement are significantly greater than estimated, the final payout could have a material impact on the Company’s financial condition, cash flows and results of operations.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 9 Reclassifications — Certain amounts in the financial statements for prior periods were classified to conform to the 2003 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 32% over the first quarter 2002. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term using a mid-month convention, increased 32% over the first quarter 2002. The Company’s growth was widespread across the country, with most states experiencing over 20% growth driven by new policies and rate increases as well as changes in the mix of business; policies in force for the combined Personal Lines and Commercial Auto businesses increased 24% over the prior year. During the first quarter 2003, the Company implemented 24 auto rate revisions in various states. The Company will continue to be opportunistic in seeking market share, as the Company balances the opportunity to grow profitably with its ability to maintain service quality.

For the first quarter 2003, the Company generated net income of $291.5 million, compared to $176.2 million for the same period last year. Following is a reconciliation of the Company’s net income to operating income:

Three Months Ended March 31,	2003	2002

(millions - except per share amounts)
Net income	$291.5	$176.2
Reconciling item (after-tax):
Net realized losses on securities	2.0	9.6

Operating income	$293.5	$185.8

Per share	$1.33	$.83

The Company defines operating income, which is a non-GAAP disclosure, as net income less the after-tax effect of net realized gains and losses on securities and nonrecurring items. By excluding items which are not of a recurring nature, the Company believes that operating income provides a useful measure of the Company’s operating results and more accurately reflects the trends in the Company’s financial performance. However, since operating income is not a term defined by GAAP, the Company’s operating income results may not be comparable to similarly titled measures reported by other companies. The increase in operating income is primarily a result of improved underwriting results as discussed below. The GAAP combined ratio (CR) was 86.7 for the first quarter 2003 and 90.5 for the first quarter 2002.

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

The Company’s Commercial Auto Business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks owned by small businesses. The Commercial Auto Business represents 11% of the Company’s total year-to-date net premiums written. Although the Commercial Auto Business differs from Personal Lines auto, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claim service. The Company’s Commercial Auto Business is primarily distributed through the independent agent channel.

The Company’s other businesses primarily include writing lenders’ collateral protection and directors’ and officers’ liability insurance and providing insurance-related services, primarily processing business for Commercial Auto Insurance Procedures (CAIP), which are state-supervised plans serving the involuntary market. During April 2003, the Company decided to cease writing lenders’ collateral protection and related business no later than September 30, 2003. During 2002, the Company lost some key accounts for these products and this business has been unable to meet its profitability target. Management believes that exiting this line of business will not materially affect the Company’s financial condition, results of operations or cash flows.

Underwriting results for the Company’s Personal Lines, including its channel components, the Commercial Auto Business and other businesses were as follows:

(dollars in millions)		THREE MONTHS

	2003	2002	Change

NET PREMIUMS WRITTEN
Personal Lines — Agent	$1,751.4	$1,340.2	31%
Personal Lines — Direct	795.3	585.1	36%

Total Personal Lines	2,546.7	1,925.3	32%
Commercial Auto Business	314.2	231.2	36%
Other Businesses	18.4	30.3	(39)%

Companywide	$2,879.3	$2,186.8	32%

NET PREMIUMS EARNED
Personal Lines — Agent	$1,600.5	$1,241.5	29%
Personal Lines — Direct	707.1	517.0	37%

Total Personal Lines	2,307.6	1,758.5	31%
Commercial Auto Business	272.7	178.6	53%
Other Businesses	18.0	30.4	(41)%

Companywide	$2,598.3	$1,967.5	32%

PERSONAL LINES — AGENT CR
Loss & loss adjustment expense ratio	67.2	70.4	3.2 pts.
Underwriting expense ratio	19.7	20.4	.7 pts.

	86.9	90.8	3.9 pts.

PERSONAL LINES — DIRECT CR
Loss & loss adjustment expense ratio	66.5	67.2	.7 pts.
Underwriting expense ratio	20.2	23.5	3.3 pts.

	86.7	90.7	4.0 pts.

PERSONAL LINES — TOTAL CR
Loss & loss adjustment expense ratio	66.9	69.5	2.6 pts.
Underwriting expense ratio	19.9	21.3	1.4 pts.

	86.8	90.8	4.0 pts.

COMMERCIAL AUTO BUSINESS — CR
Loss & loss adjustment expense ratio	64.7	66.5	1.8 pts.
Underwriting expense ratio	19.3	21.0	1.7 pts.

	84.0	87.5	3.5 pts.

OTHER BUSINESS — CR
Loss & loss adjustment expense ratio	67.4	56.0	(11.4) pts.
Underwriting expense ratio	45.5	36.9	(8.6) pts.

	112.9	92.9	(20.0) pts.

COMPANYWIDE GAAP CR
Loss & loss adjustment expense ratio	66.7	69.0	2.3 pts.
Underwriting expense ratio	20.0	21.5	1.5 pts.

	86.7	90.5	3.8 pts.

COMPANYWIDE ACCIDENT YEAR
Loss & loss adjustment expense ratio	65.2	69.2	4.0 pts.

ACTUARIAL ADJUSTMENTS[1] –
Favorable/(Unfavorable)
Prior accident years	$5.2	$13.9
Current accident year	(.8)	.2

Calendar year actuarial adjustment	$4.4	$14.1	(69)%

PRIOR ACCIDENT YEARS DEVELOPMENT –
Favorable/(Unfavorable)
Actuarial adjustment	$5.2	$13.9
All other development	(44.2)	(10.8)

Total development	$(39.0)	$3.1	NM

POLICIES IN FORCE	March 31, 2003	March 31, 2002

(in thousands)
Agent — Auto	3,627	2,932	24%
Direct — Auto	1,650	1,302	27%
Other personal lines[2]	1,708	1,428	20%

Total Personal Lines	6,985	5,662	23%

Commercial Auto Business	304	230	32%

NM = Not Meaningful

1Represents the net changes made by the Company’s actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. See the Company’s “Report on Loss Reserving,” filed in the Company’s Current Report on Form 8-K on July 1, 2002, for further discussion.
2Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles, homeowners and similar items.

The Agent channel net premiums written increased 31%, and net premiums earned increased 29%, with a 24% increase in auto policies in force. The increase in premiums written resulted from both an increase in new applications and strong renewals. The Agent channel also continued to benefit from rate adequacy. In addition, competitors continue to raise rates in an effort to enhance underwriting performance.

The Company’s Direct channel net premiums written increased 36% from the first quarter last year. The Direct channel net premiums earned grew 37% over the first quarter last year. Continued growth in the Direct business is dependent on (among other factors) customer retention, as well as the success of the Company’s advertising and other marketing efforts, realizing that price sensitivity is always a factor. The Company is advertising on a national basis and supplements that coverage by local market media campaigns in over 80 designated marketing areas. Direct auto policies in force have increased 27% since March 2002.

The Company continues to manage growth on a state-by-state basis. For example, during the first quarter 2003, the Company imposed its first constraint on the growth rate in Texas. The Company has taken steps to control growth in Texas in an effort to attain continued improvement in claims handling quality. The Company’s review of acceptable growth rates is a dynamic and formal process and is based on forecasts of future market opportunities and the Company’s service capabilities. The Company is close to its projected maximum growth rate in one other large state, and an increase in frequency trend above estimates could strain claims handling capacity and cause the Company to limit growth in other states as well.

An important element affecting growth and profitability is customer retention. One measure of improvement in customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. Continuing the favorable trend the Company experienced through most of 2002, the Company saw a lengthening of PLE during the first quarter 2003 of 3-6%. The increase in retention contributed to improved profitability in both the Agent and Direct channels, but the effect is considerably greater in the Direct channel, which has higher policy acquisition costs. Since multiple factors affect retention, such as market conditions, competitors achieving rate adequacy and the Company’s mix of business, the Company is unable to predict future retention levels.

The Company’s Commercial Auto business net premiums written increased 36% for the first quarter 2003, compared to the same period last year. The Company has seen the rate of growth slow since the first quarter 2002, but the Company is still benefiting from competitors raising rates and restricting the business they write. Should these market conditions continue throughout 2003, the Company would likely still be able to increase rates while achieving a significant increase in unit growth. The Company continues to focus on writing insurance for small business autos and trucks, with the majority of its customers insuring three or fewer vehicles. Approximately 55% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which includes autos, vans and pick-up trucks used by contractors, artisans, landscapers and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. The Company does not write in, and has no intention of re-entering, the long-haul trucking market. There are many similarities between the Company’s commercial and personal auto business; however, since the commercial auto policies have higher limits than personal auto, the Company continues to monitor this segment closely. Commercial Auto net premiums earned increased 53% for the first quarter 2003, compared to the same period last year. Policies in force have increased 32% over March 31, 2002.

Claims costs, the Company’s most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of its policyholders, including adjusting expenses needed to settle claims. These costs include a loss estimate for future assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are influenced by loss severity and frequency and inflation, among other factors. Accordingly, anticipated changes in these factors are taken into account when the Company establishes premium rates and loss reserves.

During the quarter, the Company continued to report favorable loss ratios, primarily reflecting low loss frequency. Although the true causation is not known, the Company believes that the low frequency is related to an increase in renewal business and, consistent with other retail trends, reflects a change in consumer behavior as a result of the war in Iraq and related television coverage. In addition, the Company experienced generally favorable weather conditions and minimal catastrophic losses during the first quarter 2003. The Company does not believe that this decreasing frequency trend is sustainable and continues to believe frequency will increase to more historic levels. In April, the Company experienced an early hailstorm in Texas and similar weather-related events in Missouri and Mississippi. Therefore, the Company continues to focus on identifying and promptly responding to loss trends.

The Company saw a slight upturn in severity trend during the first quarter 2003. The Company’s personal injury protection coverage severity trend was slightly more favorable than the National Association of Independent Insurers estimates as of the first quarter 2003. As compared to the same periods last year, the increase in severity trend for collision and property damage was in the 8% range, higher than the Company expected. The Company continues to monitor this increase in physical damage trend in evaluating its claims handling performance and capacity. Currently, the Company is comfortable with its claims handling quality, as indicated by the Company’s audits of claims files, and has hired approximately a net 350 claims staff during the first quarter 2003. The Company is also seeing an increase in the cost of repairing vehicles and the number of total loss vehicles, partially due to the presence of more complicated and expensive auto components (e.g. air bags, electronics). The Company plans to continue to be diligent about recognizing trend when setting rates.

During the first quarter 2003, the Company experienced $39.0 million, or 1.5 points, of unfavorable loss reserve development, compared to $3.1 million, or ..2 points, of favorable development for the same period last year. The current year unfavorable development is comprised of $5.2 million of favorable adjustments based on regularly scheduled actuarial reviews and $44.2 million of unfavorable other development. The unfavorable other development was driven largely by the companywide emergence of incurred but not reported losses (IBNR) at higher frequency than anticipated by the Company. The Company continues to increase the analysis intensity in its loss reserves to increase accuracy and further understand its business.

Policy acquisition costs and other underwriting expenses were 20.0% and 21.5% of premiums earned for the first quarter 2003 and 2002, respectively. The expense ratio decreased in both the Agent and Direct channel, as well as in the Commercial Auto business driven by premium growth outpacing salaries and other infrastructure costs. For the Direct channel, the Company also experienced an improvement in both average talk time and advertising costs per sale.

INVESTMENTS
 The composition of the investment portfolio at March 31 was:

			Gross		% of
(millions)		Gross	Unrealized	Market	Total
2003	Cost	Unrealized Gains	Losses	Value	Portfolio

Fixed Maturities	$7,290.0	$284.8	$(18.1)	$7,556.7	70.9%
Preferred stocks	747.0	38.8	(10.4)	775.4	7.3%
Common equities	1,588.3	53.7	(142.5)	1,499.5	14.1%
Short-term investments[1]	828.3	—	—	828.3	7.7%

Total Portfolio[2]	$10,453.6	$377.3	$(171.0)	$10,659.9	100.0%

2002
Fixed maturities	$6,274.6	$102.3	$(83.1)	$6,293.8	71.6%
Preferred stocks	687.2	31.0	(1.0)	717.2	8.2%
Common equities	1,275.7	138.7	(66.7)	1,347.7	15.3%
Short-term investments[1]	429.9	—	—	429.9	4.9%

Total Portfolio[2]	$8,667.4	$272.0	$(150.8)	$8,788.6	100.0%

1Short-term investments include eurodollar deposits, commercial paper and other securities maturing within one year.

2The Company had net unsettled security acquisitions of $105.0 million and $238.3 million at March 31, 2003 and 2002, respectively.

The fixed maturity securities, including short-term investments, as reported in the balance sheets, were comprised of the following:

	March 31, 2003		March 31, 2002

(millions)
Investment-Grade Fixed Maturities:
Short/Intermediate Term	$7,613.1	90.8%	$6,080.5	90.5%
Long Term	530.6	6.3%	506.4	7.5%
Non-Investment-Grade Fixed Maturities	241.3	2.9%	136.8	2.0%

Total Fixed Maturities	$8,385.0	100.0%	$6,723.7	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification but may involve greater risks often related to creditworthiness, solvency and relative liquidity of the secondary trading market.

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks, short-term investments and term trust certificates (discussed below), had a duration of 3.0 years at March 31, 2003, compared to 3.7 years at March 31, 2002. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at March 31, 2003, was 85.8% of the total portfolio, slightly higher than the target allocation of 85%, but within the Company’s normal range of variation.

Common equities, as reported in the balance sheets, were comprised of the following:

	March 31, 2003		March 31, 2002

(millions)
Common Stocks	$1,453.0	96.9%	$1,213.5	90.0%
Term Trust Certificates	—	—%	49.8	3.7%
Other Risk Investments	46.5	3.1%	84.4	6.3%

Total Common Equities	$1,499.5	100.0%	$1,347.7	100.0%

Term trust certificates, the common shares of closed-end bond funds, have the risk/reward characteristics of the underlying bonds and are managed as part of the fixed-income portfolio.

Common equities comprise 14.2% of the total portfolio, excluding the net unsettled securities transactions, at March 31, 2003. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the

Russell 1000, the Company holds approximately 700 of the common stocks comprising the index. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focuses on changes in value of the equity portfolio relative to the change in value of the index on an annual basis as noted in the following table:

(millions)	Market Value at March 31, 2003	Market Value at December 31, 2002	Total Return[1]

Common Stock[2]	$1,453.0	$1,275.0	(3.16)%
Russell 1000 Index[3]	$450.4	$466.2	(2.94)%

1Includes gross dividends reinvested and price appreciation/depreciation.

2The market value at March 31, 2003, includes appreciation/depreciation in the value of the underlying securities as well as dividend income received and net cash infusions/withdrawals made during the quarter needed to maintain the Company’s 85%/15% fixed income to equity allocation.
3This broad-based index, which is used for comparative benchmarking, incepted December 31, 1986, with a base valuation of $130. Amounts shown represent changes in valuation based on growth and declines of the index members.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds which have no off-balance-sheet exposure or contingent obligations, except for the open funding commitments discussed below.

Trading securities are entered into for the purpose of near-term profit generation. At March 31, 2003 and 2002, the Company did not have any trading securities. The Company had one trading security transaction during the first quarter 2003 which generated $0.1 million of gains, compared to $0 of gains for the first three months of 2002. Gains from trading securities are immaterial to the financial condition, cash flows and results of operations of the Company and are reported as part of the available-for-sale portfolio.

Recurring investment income (interest and dividends) increased 7% for the first quarter 2003, compared to the same period last year, reflecting an increase in the average investment portfolio, partially offset by an increase in the allocation to tax advantage securities, shortening duration and investing new cash in securities with yields meaningfully lower than our average book yield of the first quarter 2002. The pretax recurring investment book yield was 4.6% and 5.2% for the first quarters 2003 and 2002, respectively; the weighted average annualized fully taxable equivalent yield was 5.2% and 5.7%, respectively.

The components of net realized gains/(losses) were:

	Three Months Ended
(millions)	March 31,

	2003	2002

Gross Realized Gains:
Available-for-Sale: Fixed maturities	$44.7	$11.1
Preferred stocks	1.4	—
Common equities	8.7	10.4
Short-term Investments	.1	—

	54.9	21.5

Gross Realized Losses:
Available-for-Sale: Fixed maturities	7.4	33.1
Preferred stocks	.1	—
Common equities	50.5	3.2

	58.0	36.3

Net Realized Gains /(Losses) on Securities:
Available-for-Sale: Fixed maturities	37.3	(22.0)
Preferred stocks	1.3	—
Common equities	(41.8)	7.2
Short-term Investments	.1	—

	$(3.1)	$(14.8)

Gross realized gains as of March 31, 2003, were primarily in the fixed income and equity categories. Gains in the fixed income category were the result of sales of U.S. Treasury Notes, corporate debt, and commercial mortgage backed securities generated by favorable movements in yields. Gains in the common equity category were largely the result of the sale of one private equity investment.

Gross realized losses as of March 31, 2003, were primarily the result of three factors:

1.	Recognition of $5.2 million in impairments in the fixed income category based on Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchases and Retained Beneficial Interest in Securitized Financial Assets,” which requires the Company to write-down certain structured debt securities to their current fair market value when the security demonstrates a significant adverse cash flow assumption change and is in an unrealized loss position;

2.	Recognition of $32.7 million in other-than-temporary impairment (OTI) losses in common stocks; and,

3.	Realizing $17.8 million of losses from rebalancing the common stock portfolio.

The net realized loss of $3.1 million was immaterial to the Company’s overall financial results.

As noted above, realized losses include write-downs of securities determined to have an other-than-temporary decline in market value. The Company routinely monitors its portfolio for pricing changes which might indicate potential impairments and performs detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors or (ii) market-related factors, such as interest rates or equity market declines.

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

For fixed income investments with unrealized losses due to market or industry-related declines where the Company has the intent and ability to hold the investment for the period of time necessary to recover a significant portion of the investment’s original principal and interest obligation, declines are not deemed to qualify as other than temporary. The Company’s policy for common stocks with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for three consecutive quarters.

When a security in the Company’s investment portfolio has a decline in market value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the period ended March 31 is as follows:

		Three Months

		Write-downs	Write-downs
(millions)	Total	On Securities	On Securities
2003	Write-downs	Sold	Held at Period End

Fixed income	$5.2	$—	$5.2
Common equities	32.7	2.3	30.4

Total portfolio	$37.9	$2.3	$35.6

2002
Fixed income	$15.8	$—	$15.8
Common equities	2.8	—	2.8

Total portfolio	$18.6	$—	$18.6

The following table stratifies the gross unrealized losses in the Company’s portfolio at March 31, 2003, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

			Percent Decline in Investment Value
(millions)	Total Gross
Total Portfolio	Unrealized Losses	>15%	>25%	>35%		>45%

Unrealized Loss for 1 Quarter	$14.6	$2.8	$.9	$—		$—
Unrealized Loss for 2 Quarters	10.7	4.2	.5	—		—
Unrealized Loss for 3 Quarters	44.9	18.7	7.9	.9	(1)	.9	(1)
Unrealized Loss for > 3 Quarters	100.8	55.2	24.4	—		—

	$171.0	$80.9	$33.7	$.9		$.9

(1)  The $.9 million represents an unrealized loss position in our alternative portfolio, comprised primarily of private equity and mezzanine funds. Due to the nature of these funds, the Company employs a fundamental review to impairment analysis. At this time, there is no evidence of OTI as it relates to these funds.

For example, if the Company decided to write down all securities in an unrealized loss position in excess of three quarters where the securities decline in value exceeded 15%, the Company would recognize an additional $55.2 million of OTI losses in the income statement. These OTI losses would be $24.4 million if the threshold for market decline was greater than 25%.

Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company had no risk management derivatives at March 31, 2003 or 2002. The Company recognized no gains or losses during the first quarter 2003 or 2002 on risk managed derivatives.

Derivative instruments may also be used for trading purposes. The Company had no derivatives used for trading purposes at March 31, 2003, compared to one held credit default protection instrument at March 31, 2002, with a net market value of less than $.1 million. During the first quarter 2003, the Company recognized no gains/(losses) on trading derivatives, compared to $.1 million of net losses during the first quarter 2002.

As of March 31, 2003, the Company had open investment funding commitments of $21.8 million.

During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended March 31, 2003, the Company’s largest single outstanding balance of repurchase commitments was $1.2 billion open for one business day, with an average daily balance of $619.7 million for the quarter. The Company had no open repurchase commitments at March 31, 2003 and 2002. The Company earned income of $.7 million and $.8 million on repurchase commitments during the three months ended March 31, 2003 and March 31, 2002, respectively.

FINANCIAL CONDITION
 Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 2003, operations generated a positive cash flow of $567.6 million. During the first quarter 2003, the Company repurchased 1,831,855 Common Shares at an average cost of $54.29 per share. On April 18, 2003, the Board of Directors set the authorization to purchase the Company’s Common Shares to a 15 million share level, superceding the previous authorization set in April 1996 under which 7,193,551 shares remained available for repurchase.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth. The Company’s existing debt covenants do not include any rating or credit triggers. Except for the open investment funding commitment and operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report to Shareholders for the year ended December 31, 2002, the Company does not have any off-balance-sheet leverage.

The Company is currently constructing a 322,000 square foot call center complex in Colorado Springs, Colorado at an estimated total project cost of $62 million. The project is scheduled to be completed in 2004 and will be funded through operating cash flows. In addition, as a result of the Company’s continuing review of its real estate needs, in April 2003, the Board of Directors approved expenditures for real estate acquisitions in the amount of approximately $110 million during 2003 and 2004, to support operations, including call centers, information technology and other functions. These acquisitions may involve transactions in various locations around the country and may include leases of space from third parties or new construction on land currently owned or to be purchased by the Company. Also, the Company expects to open up to 20 additional vehicle claim service repair sites in 2003, with three such sites opened in April 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2003, the duration of the financial instruments subject to interest rate risk was 3.0 years, compared to 3.2 years at December 31, 2002. At March 31, 2003, the weighted average beta of the equity portfolio was .97, compared to .95 at December 31, 2002. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2002

Item 4. Controls and Procedures.

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Within 90 days of the filing of this Report, the Chief Executive Officer and the Chief Financial Officer reviewed and evaluated the Company’s disclosure controls and procedures. Based on, and as of the date of, that review and evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

PART II — OTHER INFORMATION

Item 2. Changes in Securities.

In November 2002, the Company sold $400 million of its 6.25% Senior Notes due 2032 (the “Notes”) in an underwritten public offering. The Notes rank on a parity with all other current and future unsecured and unsubordinated indebtedness of the Company and prior to the Common Shares of the Company, as well as any subordinated indebtedness and preferred shares that may be issued and outstanding in the future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the April 18, 2003 Annual Meeting of Shareholders of the Company, 193,600,906 Common Shares were represented in person or by proxy.

At the meeting, the shareholders elected the three directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

Stephen R. Hardis	2006	191,611,328	1,989,578
Philip A. Laskawy	2006	191,464,847	2,136,059
Norman S. Matthews	2006	191,607,948	1,992,958

The following are the directors whose terms continued after the Meeting:

Director	Term Expires

B. Charles Ames	2004
Peter B. Lewis	2004
Glenn M. Renwick	2004
Donald B. Shackelford	2004
Milton N. Allen	2005
Charles A. Davis	2005
Bernadine P. Healy, M.D.	2005
Jeffrey D. Kelly	2005

The Shareholders approved a proposal to amend the Company’s Amended Articles of Incorporation to increase the number of authorized Common Shares from 300,000,000 to 600,000,000. This proposal received 183,372,619 affirmative votes and 9,156,742 negative votes. There were 1,071,545 abstentions and no broker non-votes with respect to this proposal.

The Shareholders approved a proposal to approve The Progressive Corporation 2003 Incentive Plan and the performance goals set forth therein. This proposal received 181,847,069 affirmative votes and 10,433,920 negative votes. There were 1,316,916 abstentions and 3,001 broker non-votes with respect to this proposal.

The Shareholders approved a proposal to approve The Progressive Corporation 2003 Directors Equity Incentive Plan. This proposal received 183,845,478 affirmative votes and 8,390,708 negative votes. There were 1,364,370 abstentions and 350 broker non-votes with respect to this proposal.

The Shareholders approved a proposal to amend the Company’s Code of Regulations to allow the Company to notify shareholders of record of shareholder meetings by electronic or other means of communication authorized by the shareholders. This proposal received 191,526,840 affirmative votes and 924,216 negative votes. There were 1,149,850 abstentions and no broker non-votes with respect to this proposal.

The Shareholders approved a proposal to amend the Company’s Code of Regulations to allow the Board of Directors to hold shareholder meetings, or to permit shareholders to attend and participate in shareholder meetings, by communications equipment. This proposal received 155,457,782 affirmative votes and 36,793,746 negative votes. There were 1,349,378 abstentions and no broker non-votes with respect to this proposal.

The Shareholders approved a proposal to amend the Company’s Code of Regulations to allow shareholders and others entitled to vote at shareholder meetings to appoint proxies by verifiable non-written communications. This proposal received 190,943,560 affirmative votes and 1,278,283 negative votes. There were 1,379,063 abstentions and no broker non-votes with respect to this proposal.

Item 4.	Exhibits and Reports on Form 8-K.

(a) Exhibits: See exhibit index on pages 26 and 27.

(b) Reports on Form 8-K during the quarter ended March 31, 2003:
On January 22, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the three months and twelve months ended December 31, 2002.

On February 14, 2003, the Company filed a Current Report on Form 8-K containing certain selected underwriting results of the Company for the month of January 2003.

On March 14, 2003, the Company filed a Current Report on Form 8-K containing the Company’s 2002 Summary Annual Report and certain selected underwriting results of the Company for the month of February 2003. This report also included the sworn statements of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanying the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 5.	Other Information.

On April 21, 2003, the Company granted time-based restricted stock awards covering a total of 436,632 Common Shares to approximately 650 management employees, including 14 executive officers, under the Company’s equity compensation plans. These awards were based on a $65.55 closing price, as reported on the New York Stock Exchange, on the date of grant. As a consequence, these awards had an aggregate dollar value of approximately $28.6 million. The time-based restricted stock awards vest on January 1 of 2006, 2007 and 2008 in equal installments. Pursuant to SFAS 123, “Accounting for Stock-Based Compensation,” the Company will recognize compensation expense on the time-based restricted stock awards on a pro rata basis over the vesting period based on the market value at the date of grant; forfeitures will be recognized as they occur.

In addition, on April 21, 2003, the Company granted performance-based restricted stock awards covering a total of 100,560 Common Shares to approximately 50 senior managers pursuant to the Company’s 2003 Incentive Plan. These performance-based awards will vest upon the attainment of pre-established profitability and growth objectives (see below). If the objectives are not achieved by December 31, 2012, these awards will be forfeited. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $6.6 million. For performance-based restricted stock awards, the total compensation expense will fluctuate based on changes in the market value of the Company’s Common Shares and will be adjusted for subsequent changes in the expected or actual outcome of the performance-related conditions until the vesting date; forfeitures will be recognized as they occur.

Subject to the terms and conditions of the applicable equity compensation plan and restricted stock award agreement, these performance-based restricted stock awards will vest on the date of a public announcement by the Company of a news release reporting earnings for the Company and its subsidiaries for the first calendar quarter (a) as of the end of which the Company and its subsidiaries have generated net earned premiums of $12 billion or more over a period consisting of four (4) consecutive calendar quarters during each of which the Company and its subsidiaries have achieved a combined ratio of less than 100, or (b) which includes the final month of a period consisting of twelve (12) consecutive calendar months during which the Company and its subsidiaries have generated net earned premiums of $12 billion or more and achieved an average combined ratio of 97 or less.

The Company also granted time-based restricted stock awards covering a total of 16,102 Common Shares to the Company’s non-employee directors on April 21, 2003. These awards are scheduled to vest on March 21, 2004, and had an aggregate dollar value of approximately $1.1 million at the date of grant.

Dividends will be paid on both the time-based and performance-based restricted stock awards when declared by the Company’s Board of Directors. In addition, the participants have voting rights with respect to the Common Shares issued pursuant to the restricted stock awards.

The following table discloses the awards granted to each of the named executive officers identified in the Company’s 2003 Proxy Statement dated March 14, 2003. These restricted stock awards, both time-based and performance-based, represent the total restricted stock holdings of each such individual.

	Time-Based Award		Performance-Based Award

Name and Principal Position	Shares	Value[1]	Shares	Value[1]

Glenn M. Renwick President and Chief Executive Officer	34,326	$2,250,069	34,330	$2,250,332

W. Thomas Forrester Vice President and Chief Financial Officer	7,248	475,106	8,000	524,400

Robert T. Williams Group President of the Agent Business	6,561	430,074	6,100	399,855

Alan R. Bauer Group President of the Direct Business	6,105	400,183	6,100	399,855

Brian J. Passell Group President of Claims	5,724	375,208	5,500	360,525

(1)	Based on the market value at the date of grant of $65.55 and without discount for risk of forfeiture.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: May 12, 2003	BY:	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

CERTIFICATION

I, Glenn M. Renwick, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of The Progressive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Glenn M. Renwick Glenn M. Renwick President and Chief Executive Officer

CERTIFICATION

I, W. Thomas Forrester, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of The Progressive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.			If Incorporated by
Under	Form 10-Q		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC

3(i)	3(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(D) therein)

3(i)	3(B)	Code of Regulations of The Progressive Corporation	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(E) therein)

(10) (iii)	10(A)	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Contained in Exhibit Binder

(10) (iii)	10(B)	The Progressive Corporation Executive Deferred Compensation Plan, Performance-Based Restricted Stock Deferral Agreement	Contained in Exhibit Binder

(10) (iii)	10(C)	The Progressive Corporation Executive Deferred Compensation Plan, Time-Based Restricted Stock Deferral Agreement	Contained in Exhibit Binder

(10) (iii)	10(D)	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(A) therein)

(10) (iii)	10(E)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(B) therein)

(10) (iii)	10(F)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(C) therein)

(10) (iii)	10(G)	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(A) therein)

(10) (iii)	10(H)	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(B) therein)

(10) (iii)	10(I)	Employment Agreement dated April 21, 2003 between The Progressive Corporation and S. Patricia Griffith	Contained in Exhibit Binder

Exhibit No.			If Incorporated by
Under	Form 10-Q		Reference, Documents with
Reg. S-K,	Exhibit		Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC

(10) (iii)	10(J)	Employment Agreement dated April 21, 2003 between The Progressive Corporation and William M. Cody	Contained in Exhibit Binder

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Contained in Exhibit Binder

(99)	99(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(99)	99(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder