Form 10-Q/A
period 2003-03-31
PROGRESSIVE CORP/OH/
filed 2003-07-22
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 12, 2003. The sole purpose of this amendment is to correct Exhibit 12, Computation of Ratio of Earnings to Fixed Charges. The original Form 10-Q exhibit erroneously used the Registrant’s net income (i.e. income after income taxes) on the line item “Income before income taxes.” The attached Exhibit 12 has been revised to reflect the actual “Income before income taxes,” and as a result of this revision, the Registrant’s ratio of earnings to fixed charges has also been corrected.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: July 22, 2003	BY:	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

CERTIFICATION

I, Glenn M. Renwick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of The Progressive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	/s/ Glenn M. Renwick Glenn M. Renwick President and Chief Executive Officer

CERTIFICATION

I, W. Thomas Forrester, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of The Progressive Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.				If Incorporated by
Under	Form 10-Q			Reference, Documents with
Reg. S-K,	Exhibit			Which Exhibit was
Item 601	Number		Description of Exhibit	Previously Filed with SEC

(12)	12		Computation of Ratio of Earnings to Fixed Charges	Contained in Exhibit Binder

(99)	99	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(99)	99	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder