Form 10-Q
period 2003-06-30
PROGRESSIVE CORP/OH/
filed 2003-08-14
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[✓]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [✓]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                 Yes [✓]    No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 217,254,968 outstanding at July 31, 2003

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10(A) Amend to Employment Agrmt btwn Forrester
EX-10(B) Amend to Employment Agrmt btwn Passell
EX-10(C) Amend to Employment Agrmt btwn Jarrett
EX-10(D) Amend to Employment Agrmnt btwn Renwick
EX-10(E) Amend to Employment Agrmnt btwn Watts
EX-10(F) Amend to Employment Agrmnt btwn Voelker
EX-10(G) Amend to Employment Agrmnt btwn Williams
EX-10(H) Amend to Employment Agrmnt btwn Bauer
EX-12 Computation of Ratio of Earnings
EX-31(A) Certification Pursuant to 302
EX-31(B) Certification Pursuant to 302
EX-32(A) Certification Pursuant to 906
EX-32(B) Certification Pursuant to 906

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Six Months

			%			%
Periods Ended June 30,	2003	2002	Change	2003	2002	Change

(millions – except per share amounts)
Revenues:
Premiums earned	$2,774.9	$2,136.0	30	$5,373.2	$4,103.5	31
Investment income	112.5	117.0	(4)	228.5	225.1	2
Net realized gains (losses) on securities	23.1	(3.0)	NM	20.0	(17.8)	NM
Service revenues	10.5	8.8	19	19.3	16.6	16

Total revenues	2,921.0	2,258.8	29	5,641.0	4,327.4	30

Expenses:
Losses and loss adjustment expenses	1,920.3	1,519.3	26	3,653.8	2,876.7	27
Policy acquisition costs	306.6	252.1	22	594.3	486.1	22
Other underwriting expenses	236.5	224.7	5	468.7	414.4	13
Investment expenses	2.3	2.3	—	5.6	5.3	6
Service expenses	6.8	5.4	26	12.7	10.5	21
Interest expense	23.7	18.1	31	47.8	36.2	32

Total expenses	2,496.2	2,021.9	23	4,782.9	3,829.2	25

Income before income taxes	424.8	236.9	79	858.1	498.2	72
Provision for income taxes	138.5	76.5	81	280.3	161.6	73

Net income	$286.3	$160.4	78	$577.8	$336.6	72

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	217.6	219.8	(1)	217.8	220.1	(1)

Per share	$1.32	$.73	81	$2.65	$1.53	73

Diluted:
Average shares outstanding	217.6	219.8	(1)	217.8	220.1	(1)
Net effect of dilutive stock options	3.9	4.6	(15)	3.7	4.5	(18)

Total equivalent shares	221.5	224.4	(1)	221.5	224.6	(1)

Per share	$1.29	$.71	82	$2.61	$1.50	74

Dividends per Share	$.025	$.023	9	$.050	$.046	9

NM = Not Meaningful

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,
			December 31,
	2003	2002	2002

(millions)			(audited)
Assets
Investments:
Available-for-sale:
Fixed maturities, at market (amortized cost: $7,760.8, $6,662.7 and $7,409.4)	$8,108.7	$6,820.7	$7,712.5
Equity securities, at market
Preferred stocks (cost: $773.7, $682.4 and $631.9)	813.4	714.5	656.7
Common equities (cost: $1,591.3, $1,412.8 and $1,425.3)	1,719.4	1,325.5	1,347.3
Short-term investments, at amortized cost (market: $1,123.6, $449.3 and $567.8)	1,123.6	449.3	567.8

Total investments	11,765.1	9,310.0	10,284.3
Cash	17.9	14.9	16.9
Accrued investment income	82.4	81.6	77.9
Premiums receivable, net of allowance for doubtful accounts of $55.7, $45.5 and $54.6	2,045.0	1,734.0	1,742.8
Reinsurance recoverables, including $36.1, $33.3 and $34.8 on paid losses	241.9	201.2	215.7
Prepaid reinsurance premiums	116.6	96.2	96.7
Deferred acquisition costs	418.7	364.8	363.5
Income taxes	26.2	152.4	219.2
Property and equipment, net of accumulated depreciation of $433.8, $420.1 and $392.4	525.4	498.3	503.1
Other assets	62.1	43.8	44.3

Total assets	$15,301.3	$12,497.2	$13,564.4

Liabilities and Shareholders’ Equity
Unearned premiums	$3,853.1	$3,194.0	$3,304.3
Loss and loss adjustment expense reserves	4,152.1	3,436.6	3,813.0
Accounts payable, accrued expenses and other liabilities	1,426.1	1,391.1	1,190.1
Debt	1,489.4	1,096.0	1,489.0

Total liabilities	10,920.7	9,117.7	9,796.4

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0, issued 230.1, including treasury shares of 12.7, 11.8 and 12.1)	217.4	218.3	218.0
Paid-in capital	674.5	573.3	584.7
Unamortized restricted stock	(33.1)	—	—
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	335.2	66.8	162.4
Hedges on forecasted transactions	11.2	8.8	11.7
Foreign currency translation adjustment	(4.8)	(4.8)	(4.8)
Retained earnings	3,180.2	2,517.1	2,796.0

Total shareholders’ equity	4,380.6	3,379.5	3,768.0

Total liabilities and shareholders’ equity	$15,301.3	$12,497.2	$13,564.4

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2003	2002

(millions)
Cash Flows From Operating Activities
Net income	$577.8	$336.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.7	39.9
Amortization of restricted stock	3.1	—
Net realized (gains) losses on securities	(20.0)	17.8
Changes in:
Unearned premiums	548.8	477.3
Loss and loss adjustment expense reserves	339.1	198.6
Accounts payable, accrued expenses and other liabilities	90.0	191.3
Prepaid reinsurance premiums	(19.9)	(18.6)
Reinsurance recoverables	(26.2)	.3
Premiums receivable	(302.2)	(236.9)
Deferred acquisition costs	(55.2)	(48.2)
Income taxes	100.0	55.0
Tax benefit from exercise of stock options	28.6	11.9
Other, net	15.2	6.1

Net cash provided by operating activities	1,320.8	1,031.1
Cash Flows From Investing Activities
Purchases:
Available-for-sale: fixed maturities	(5,183.4)	(4,236.3)
equity securities	(554.4)	(340.4)
Sales:
Available-for-sale: fixed maturities	4,518.8	3,121.4
equity securities	191.1	182.8
Maturities, paydowns, calls and other:
Available-for-sale: fixed maturities	340.7	290.2
equity securities	8.8	—
Net purchases of short-term investments	(555.8)	(221.9)
Net unsettled security transactions	146.0	381.6
Purchases of property and equipment	(64.1)	(40.8)

Net cash used in investing activities	(1,152.3)	(863.4)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	36.3	15.5
Dividends paid to shareholders	(10.9)	(10.2)
Acquisition of treasury shares	(192.9)	(169.3)

Net cash used in financing activities	(167.5)	(164.0)

Increase in cash	1.0	3.7
Cash, January 1	16.9	11.2

Cash, June 30	$17.9	$14.9

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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the results expected for the full year.

Note 2 Stock-Based Compensation Plans — During the first quarter 2003, the Company adopted the fair value method of accounting for employee stock options pursuant to Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2003, the Company followed the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity in the financial statements. All options currently outstanding have an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense was recorded in 2002 and prior years.

The change to the fair value method of accounting is being applied prospectively to all awards granted, modified, or settled after January 1, 2003; no stock options have been granted after January 1, 2003. As a result, there is no compensation cost included in net income for 2003; however, compensation cost would have been recognized if the fair value method had been used for all awards for years since the original effective date of SFAS 123 (January 1, 1995).

The following table is presented in accordance with SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and shows the effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested stock option awards for the periods presented. The Company uses a modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

	Six months ended June 30,

(millions, except per share amounts)	2003	2002

Net income, as reported	$577.8	$336.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all outstanding stock option awards, net of related tax effects	(7.7)	(6.7)

Net income, pro forma	$570.1	$329.9

Earnings per share
Basic – as reported	$2.65	$1.53
Basic – pro forma	$2.62	$1.50
Diluted – as reported	$2.61	$1.50
Diluted – pro forma	$2.58	$1.47

As previously announced, beginning in 2003, the Company began granting restricted stock in lieu of stock options as the primary equity-based incentives for executives and other key employees. During the second quarter 2003, the Company granted time-based restricted stock awards to certain management employees and non-employee directors, as well as performance-based restricted stock awards to certain senior managers, covering a total of 556,811 Common Shares, net of minimal forfeitures arising from terminations or retirements during the quarter, for a total aggregate dollar value of approximately $36.2 million as of June 30, 2003. The employee time-based restricted stock awards vest in equal installments on January 1 of 2006, 2007 and 2008, the performance-based awards will vest upon the attainment of pre-established profitability and growth objectives, and the directors’ awards are scheduled to vest on March 21, 2004. The Company will recognize compensation expense for all awards over the applicable vesting period based on the market value at the date of grant; forfeitures will be recognized as they occur. During the second quarter 2003, the Company recognized compensation expense of $3.1 million for these awards.

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $154.0 million and $97.0 million during the six months ended June 30, 2003 and 2002, respectively. Total interest paid was $49.9 million and $25.5 million during the six months ended June 30, 2003 and 2002, respectively.

Note 4 Debt — Debt at June 30 consisted of:

	2003		2002

		Market		Market
	Cost	Value	Cost	Value

6.25% Senior Notes due 2032	$393.5	$448.4	$—	$—
6.375% Senior Notes due 2012	347.4	397.2	347.1	363.7
6 5/8% Senior Notes due 2029	294.0	317.5	293.9	290.1
7.30% Notes due 2006	99.8	113.2	99.8	107.6
6.60% Notes due 2004	199.9	205.3	199.7	208.5
7% Notes due 2013	148.8	178.5	148.7	156.6
Other Debt	6.0	6.0	6.8	6.8

	$1,489.4	$1,666.1	$1,096.0	$1,133.3

Note 5 Comprehensive Income — Total comprehensive income was $487.2 million and $148.2 million for the quarters ended June 30, 2003 and 2002, respectively, and $750.1 million and $281.5 million for the six months ended June 30, 2003 and 2002, respectively.

Note 6 Dividends — On June 30, 2003, the Company paid a quarterly dividend of $.025 per Common Share to shareholders of record as of the close of business on June 13, 2003. The Board of Directors declared the dividend on April 18, 2003.

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

Periods ended June 30,
(millions)

	Three Months				Six Months

	2003		2002		2003		2002

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines - Agent	$1,705.1	$179.0	$1,336.2	$74.5	$3,305.6	$388.8	$2,577.7	$188.0
Personal Lines - Direct	755.7	78.2	565.2	49.9	1,462.8	172.0	1,082.2	98.3

Total Personal Lines[1]	2,460.8	257.2	1,901.4	124.4	4,768.4	560.8	3,659.9	286.3
Commercial Auto Business	295.6	51.3	208.4	14.8	568.3	94.9	387.0	37.1
Other businesses	29.0	6.7	35.0	4.1	55.8	7.3	73.2	9.0
Investments[2]	135.6	133.3	114.0	111.7	248.5	242.9	207.3	202.0
Interest expense	—	(23.7)	—	(18.1)	—	(47.8)	—	(36.2)

	$2,921.0	$424.8	$2,258.8	$236.9	$5,641.0	$858.1	$4,327.4	$498.2

1Personal automobile insurance accounted for 93% of the total Personal Lines segment net premiums earned in all periods presented.

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

The Company has also been named as defendant in a number of putative class action and individual lawsuits, such as those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of consumer reports, such as credit reports, in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, use of preferred provider rates for payment of personal injury protection or medical payment claims, use of automated database vendors to assist in evaluating certain first party bodily injury claims, offering alternative commission programs or the alleged diminution of value to vehicles which are involved in accidents, and cases challenging other aspects of the Company’s claims and marketing practices and business operations, including worker classification issues. Other insurance companies face many of these same issues. Court approved settlements were reached in the alternative commission and betterment class action cases, and such settlements were concluded during the first quarter 2003 in accordance with the terms of the settlement agreements.

The Company plans to contest the outstanding suits vigorously, but will pursue settlement negotiations in those cases for which the Company deems it appropriate to do so. In accordance with the requirements of generally accepted accounting principles (GAAP), the Company is only permitted to establish loss reserves for lawsuits when it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. Accordingly, the Company has not established reserves for those lawsuits where the Company is currently unable to estimate the potential exposure.

The Company has established reserves for those lawsuits for which it is probable that a loss has occurred and the Company can reasonably estimate its potential exposure. The Company believes that any disposition of these lawsuits in amounts in excess of the current reserves will not materially affect the Company’s annual cash flows, results of operations or financial condition. However, in those cases for which the Company’s estimated exposure is based upon management’s belief that the case will be resolved through a court approved claims-made settlement, if instead, the case results in one or more judgments against the Company or the actual claims filed pursuant to a court approved settlement are significantly greater than estimated, the final payout could have a material impact on the Company’s financial condition, cash flows and results of operations.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 9 New Accounting Standards — The accounting standards recently issued by the Financial Accounting Standards Board are currently not applicable to the Company and, therefore, would have no impact on the Company’s financial condition, cash flows or results of operations.

Note 10 Subsequent Event — In July 2003, the Company received notice from the Internal Revenue Service that the Joint Committee of Taxation of Congress had completed its review of a Federal income tax settlement agreed to by the Internal Revenue Service, primarily attributable to the amount of loss reserves deductible for tax purposes. As a result, the Company will receive an income tax refund of approximately $58 million, which is currently reflected as a deferred tax asset as a component of the Company’s “Income Taxes” item on the balance sheet. In addition, the Company currently estimates that it will receive $30.4 million of interest, which will be reflected as income in July’s results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 27% and 29% during the second quarter and first six months of 2003, respectively, over the same periods last year. Premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term using a mid-month convention, increased 30% and 31% during the second quarter and first six months of 2003, respectively, over the same periods last year. The Company has seen some modest cooling of the pace of growth in the second quarter, although the growth rates in many markets remain stable. Growth continues to be driven by new policies, increased retention and rate increases as well as changes in the mix of business. New applications continue to increase, albeit at a declining rate; however, the Company continues to see retention lengthening. Policies in force for the combined Personal Lines and Commercial Auto businesses increased 23% over June 30, 2002. During the second quarter 2003, the Company implemented 21 auto rate revisions in various states, bringing the total to 45 for the year. The Company will continue to be opportunistic in seeking market share, as the Company balances the opportunity to grow profitably with its ability to maintain service quality.

For the second quarter and first six months of 2003, the Company generated net income of $286.3 million and $577.8 million, respectively, compared to $160.4 million and $336.6 million for the same periods last year. Net income per share was $1.29 and $2.61 for the second quarter and year-to-date 2003, respectively, compared to $.71 and $1.50 for the same periods last year. Included in net income are net realized gains on securities of $23.1 million, or $.07 per share, for the second quarter 2003 and $20.0 million, or $.06 per share, for the first six months of 2003. Second quarter and year-to-date 2002 results included net realized losses on securities of $3.0 million, or $.01 per share, and $17.8 million, or $.05 per share, respectively. The GAAP combined ratio (CR) was 88.8 for the second quarter 2003, compared to 93.4 for the second quarter 2002. The year-to-date CR was 87.8, compared to 92.0 last year.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 88% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agent channel includes business written by the Company’s network of 30,000 independent insurance agencies and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVE, online at progressive.com and on behalf of affinity groups.

The Company’s Commercial Auto Business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks operated by small businesses. The Commercial Auto Business represents 12% of the Company’s total year-to-date net premiums written. Although the Commercial Auto Business differs from Personal Lines auto, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claim service. The Company’s Commercial Auto Business is primarily distributed through the independent agent channel.

The Company’s other businesses, which represent less than 1% of year-to-date net premiums written, primarily include writing lenders’ collateral protection and directors’ and officers’ liability insurance and providing insurance-related services, principally processing business for Commercial Auto Insurance Procedures (CAIP), which are state-supervised plans serving the involuntary market. During April 2003, the Company decided to cease writing lenders’ collateral protection and related business no later than September 30, 2003. During 2002, the Company lost some key accounts for these products and this business has been unable to meet its profitability target. Management believes that exiting this line of business will not materially affect the Company’s financial condition, results of operations or cash flows. The remaining products in the Company’s other businesses are continuing to grow profitably.

Underwriting results for the Company’s Personal Lines, including its channel components, the Commercial Auto business and other businesses were as follows:

(dollars in millions)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,

	2003	2002	Change	2003	2002	Change

NET PREMIUMS WRITTEN
Personal Lines – Agent	$1,834.8	$1,473.3	25%	$3,586.2	$2,813.5	27%
Personal Lines – Direct	799.4	614.5	30%	1,594.7	1,199.6	33%

Total Personal Lines	2,634.2	2,087.8	26%	5,180.9	4,013.1	29%
Commercial Auto business	369.8	261.5	41%	684.0	492.7	39%
Other businesses	18.8	26.1	(28)%	37.2	56.4	(34)%

Companywide	$3,022.8	$2,375.4	27%	$5,902.1	$4,562.2	29%

NET PREMIUMS EARNED
Personal Lines – Agent	$1,705.1	$1,336.2	28%	$3,305.6	$2,577.7	28%
Personal Lines – Direct	755.7	565.2	34%	1,462.8	1,082.2	35%

Total Personal Lines	2,460.8	1,901.4	29%	4,768.4	3,659.9	30%
Commercial Auto business	295.6	208.4	42%	568.3	387.0	47%
Other businesses	18.5	26.2	(29)%	36.5	56.6	(36)%

Companywide	$2,774.9	$2,136.0	30%	$5,373.2	$4,103.5	31%

PERSONAL LINES – AGENT CR
Loss and loss adjustment expense ratio	70.5	72.5	2.0 pts.	68.9	71.5	2.6 pts.
Underwriting expense ratio	19.0	21.9	2.9 pts.	19.3	21.2	1.9 pts.

	89.5	94.4	4.9 pts.	88.2	92.7	4.5 pts.

PERSONAL LINES – DIRECT CR
Loss and loss adjustment expense ratio	69.6	67.9	(1.7) pts.	68.1	67.6	(.5) pts.
Underwriting expense ratio	20.1	23.3	3.2 pts.	20.1	23.3	3.2 pts.

	89.7	91.2	1.5 pts.	88.2	90.9	2.7 pts.

PERSONAL LINES – TOTAL CR
Loss and loss adjustment expense ratio	70.2	71.1	.9 pts.	68.6	70.3	1.7 pts.
Underwriting expense ratio	19.4	22.4	3.0 pts.	19.6	21.9	2.3 pts.

	89.6	93.5	3.9 pts.	88.2	92.2	4.0 pts.

COMMERCIAL AUTO BUSINESS - CR
Loss and loss adjustment expense ratio	62.3	72.4	10.1 pts.	63.5	69.7	6.2 pts.
Underwriting expense ratio	20.3	20.5	.2 pts.	19.8	20.7	.9 pts.

	82.6	92.9	10.3 pts.	83.3	90.4	7.1 pts.

OTHER BUSINESSES - CR
Loss and loss adjustment expense ratio	45.0	62.1	17.1 pts.	56.0	58.8	2.8 pts.
Underwriting expense ratio	39.0	34.9	(4.1) pts.	42.2	36.0	(6.2) pts.

	84.0	97.0	13.0 pts.	98.2	94.8	(3.4) pts.

COMPANYWIDE GAAP CR
Loss and loss adjustment expense ratio	69.2	71.1	1.9 pts.	68.0	70.1	2.1 pts.
Underwriting expense ratio	19.6	22.3	2.7 pts.	19.8	21.9	2.1 pts.

	88.8	93.4	4.6 pts.	87.8	92.0	4.2 pts.

COMPANYWIDE ACCIDENT YEAR
Loss and loss adjustment expense ratio	69.6	70.7	1.1 pts.	67.5	70.0	2.5 pts.

ACTUARIAL ADJUSTMENTS,[1] -
Reserve Decrease/(Increase)
Prior accident years	$(9.0)	$(2.6)		$(3.8)	$11.3
Current accident year	(10.7)	19.8		(11.5)	20.0

Calendar year actuarial adjustment	$(19.7)	$17.2	NM	$(15.3)	$31.3	NM

PRIOR ACCIDENT YEARS DEVELOPMENT -
Favorable/(Unfavorable)
Actuarial adjustment	$(9.0)	$(2.6)		$(3.8)	$11.3
All other development	21.4	(6.1)		(22.8)	(16.9)

Total development	$12.4	$(8.7)	NM	$(26.6)	$(5.6)	375%

PERSONAL LINES POLICIES IN FORCE
(in thousands)

	June 30,	June 30,
	2003	2002	Change

Agent – Auto	3,797	3,108	22%
Direct – Auto	1,732	1,386	25%
Other personal lines[2]	1,884	1,566	20%

Total Personal Lines	7,413	6,060	22%

Commercial Auto business	336	259	30%

NM = Not Meaningful

1 Represents the net changes made by the Company’s actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. See the Company’s “Report on Loss Reserving,” filed in the Company’s Current Report on Form 8-K on June 27, 2003, for further discussion.

2 Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles, homeowners and similar items.

The Agent channel net premiums written increased 25% and 27% for the second quarter and first six months of 2003, respectively, compared to the same periods last year. The Agent channel net premiums earned increased 28% for both the second quarter and first six months of 2003. Agent auto policies in force increased 22% from June 30, 2002. The increase in premiums written resulted from both an increase in new applications and strong renewals. In general, the Company continues to experience strong quoting demand, but has seen a slight decline in conversions (i.e. converting a quote to a sale), reflecting what the Company believes is a general improvement in industry results and resulting wider availability. The Company is currently seeing no strong signs of price reductions in the competitive market.

The Company’s Direct channel net premiums written increased 30% and 33% for the second quarter and first six months of 2003, respectively, compared to the same periods last year. The Direct channel net premiums earned increased 34% and 35% for the second quarter and year-to-date, respectively. Direct auto policies in force have increased 25% since June 30, 2002. The Company has seen a slight decrease in new quotes, but the conversion rate remains stable. Continued growth in the Direct business is dependent on (among other factors) customer retention, as well as the success of the Company’s advertising and other marketing efforts, realizing that price sensitivity is always a factor.

The Company is advertising on a national basis and supplements that coverage by local market media campaigns in over 90 designated marketing areas. During the second half of 2003, the Company plans to increase its advertising through continuation of its current efforts, as well as implementing structured testing of different media mixes to increase reach.

The Company continues to manage growth on a state-by-state basis. For example, during the first quarter of 2003, the Company imposed its first constraint on the growth rate in Texas. During the constraint period, the Company increased the number of employees in the Texas claims organization by approximately 16% to over 1,000, relocated claims managers to Texas from other states, reduced turnover, improved quality scores and responded to a significant catastrophe. These actions permitted the Company to relax this constraint during the second quarter and allow for an increase in growth in Texas. The Company’s review of acceptable growth rates is a dynamic and formal process and is based on forecasts of future market opportunities and the Company’s service capabilities. An increase in frequency trend above estimates could strain claims handling capacity. The Company continues to monitor its projected maximum growth rate by state based on claims capacity and is prepared to take similar actions to those taken in Texas should a need arise.

An important element affecting growth and profitability is customer retention. One measure of customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. In general, the Company is seeing a continuation of the quarter over quarter lengthening of PLE as reported in the first quarter 2003 and experienced through most of 2002. The increase in retention has contributed to improved profitability in both the Agent and Direct channels, but the effect is considerably greater in the Direct channel, which has higher policy acquisition costs. Since multiple factors affect retention, such as market conditions, competitors achieving rate adequacy and the Company’s mix of business, the Company is unable to predict future retention levels.

The Company’s Commercial Auto business net premiums written increased 41% and 39% for the second quarter and first six months of 2003, respectively, compared to the same periods last year; earned premiums increased 42% and 47% for the second quarter and year-to-date, respectively. Policies in force have increased 30% over June 30, 2002. The Company is still benefiting from actions in 2002 when competitors raised rates and restricted the business they wrote. The Company continues to focus on writing insurance for small business autos and trucks, with the majority of its customers insuring three or fewer vehicles. Approximately 49% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which includes autos, vans and pick-up trucks used by contractors, artisans, such as landscapers, plumbers, etc., and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. The Company does not write in, and has no intention of re-entering, the long-haul trucking market. There are many similarities between the Company’s commercial and personal auto business; however, since the commercial auto policies have higher limits (up to $1 million) than personal auto, the Company continues to monitor this segment closely.

Claims costs, the Company’s most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of its policyholders, including adjusting expenses needed to settle claims. These costs include a loss estimate for future assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are influenced by changes in loss frequency and severity, among other factors, including inflation. The anticipated changes in these factors are taken into account when the Company establishes premium rates and loss reserves.

During the second quarter, the Company continued to report favorable loss ratios, despite experiencing a few catastrophic losses during the quarter. Year-to-date, the loss ratio is still favorably affected by the low loss frequency experienced this year. The Company is observing some early indications of small frequency increases and continues to believe frequency may increase above recent levels. During the second quarter 2003, the Company had catastrophe losses of $34.1 million, or 1.2 points, compared to $12.0 million, or .6 points, in the same period last year.

Relative to recent quarters, the second quarter loss trends were generally less favorable. The pure premium (i.e. frequency times severity) trend was low to slightly negative, driven by declining frequency offsetting an increase in severity. Bodily injury severity is highly variable, but changes in severity were consistent with the Company’s expectation. The Company’s physical damage trends are slightly higher than reported industry data, primarily driven by the changing vehicle mix and an increase of total loss settlements. The Company continues to monitor this increase in physical damage trend in evaluating its claims handling performance and capacity. Currently, the Company is comfortable with its claims handling quality, as indicated by the Company’s audits of claims files, and has increased its claims staff by approximately 630 people during the second quarter 2003 to enhance capacity. The Company plans to continue to be diligent about recognizing trend when setting rates and establishing loss reserves.

During the second quarter of 2003, the Company experienced $12.4 million, or .4 points, of favorable loss reserve development, compared to $8.7 million, or .4 points, of unfavorable development for the second quarter last year. The favorable development during the second quarter 2003 was primarily driven by a change in the Company’s estimate of its future operating losses due to business assigned from the New York Automobile Insurance Plan for 2003. Starting in the second half of 2002, the Company began participating in the expanded take-out program as designed by the governing committee of the plan and has managed its writings to maximize the assigned risk credits. The realization of these changes, combined with a lower than expected overall plan size, has resulted in a lower than expected number of future assignments from the plan. The Company will continue to study the environment in New York and take advantage of opportunities that limit its assigned risk exposure. The favorable development during the quarter was also driven by closing claims below the reserved amount and greatly diminished incurred but not reported (IBNR) loss development, which negatively affected the first quarter’s results.

During the first six months of 2003, the Company experienced $26.6 million, or .5 points, of unfavorable loss reserve development, compared to $5.6 million, or .1 points, of unfavorable development for the same period last year. The current year-to-date unfavorable development is comprised of $3.8 million of unfavorable adjustments based on regularly scheduled actuarial reviews and $22.8 million of unfavorable other development. The unfavorable other development was driven largely by the companywide emergence of IBNR losses at higher frequency than anticipated by the Company during the first quarter. The Company continues to increase the analysis intensity in its loss reserves to increase accuracy and further enhance the Company’s understanding of its changing loss costs. A more complete discussion of the Company’s loss reserving practices can be found in its “Report on Loss Reserving,” which was filed in a Current Report on Form 8-K on June 27, 2003.

Policy acquisition costs and other underwriting expenses were 19.6% and 22.3% of premiums earned for the second quarters of 2003 and 2002, respectively, and 19.8% and 21.9% for the first six months of 2003 and 2002, respectively. The expense ratio decreased in both the Agent and Direct channels, as well as in the Commercial Auto business, driven by premium growth outpacing salaries and other infrastructure costs. In addition, prior year expense ratios included reserves for certain class action lawsuits then pending, which have since been settled.

INVESTMENTS

The composition of the investment portfolio at June 30 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Market	Total
(millions)	Cost	Gains	Losses	Value	Portfolio

2003
Fixed maturities	$7,760.8	$359.7	$(11.8)	$8,108.7	68.9%
Preferred stocks	773.7	45.4	(5.7)	813.4	6.9%
Common equities	1,591.3	174.2	(46.1)	1,719.4	14.6%
Short-term investments[1]	1,123.6	—	—	1,123.6	9.6%

Total portfolio[2]	$11,249.4	$579.3	$(63.6)	$11,765.1	100.0%

2002
Fixed maturities	$6,662.7	$210.2	$(52.2)	$6,820.7	73.3%
Preferred stocks	682.4	33.0	(.9)	714.5	7.7%
Common equities	1,412.8	89.6	(176.9)	1,325.5	14.2%
Short-term investments[1]	449.3	—	—	449.3	4.8%

Total portfolio[2]	$9,207.2	$332.8	$(230.0)	$9,310.0	100.0%

[1] Short-term investments include Eurodollar deposits, commercial paper and other securities maturing within one year.

[2] The Company had net unsettled security acquisitions of $258.2 million and $378.5 million at June 30, 2003 and 2002, respectively. Both 2003 and 2002 include $1.3 billion of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company; composition is similar to the consolidated portfolio.

The fixed-maturity securities, including short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	June 30, 2003		June 30, 2002

Investment-Grade Fixed Maturities:
Short/Intermediate Term	$8,553.9	92.6%	$6,435.7	88.5%
Long Term	494.8	5.4%	665.2	9.2%
Non-Investment-Grade	183.6	2.0%	169.1	2.3%

Total Fixed Maturities	$9,232.3	100.0%	$7,270.0	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification, but may involve greater risks related to creditworthiness, solvency and relative liquidity of the secondary trading market.

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks, short-term investments and term trust certificates (discussed below), had a duration of 3.1 years at June 30, 2003, compared to 3.7 years at June 30, 2002. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at June 30, 2003, was 85.1% of the total portfolio, which is in line with the target allocation of 85%.

Included in the fixed-income portfolio, the Company held asset-backed securities at June 30, 2003, which were comprised of the following:

	Market	Duration		Unrealized
(millions)	Value	(years)	Rating[1]	Gains[2]

Collateralized Mortgage Obligations – Residential (CMO):
Sequential Bonds	$371.5	1.61	AAA	$7.3
Planned Amortization Class Bonds	245.3	1.18	AAA	9.6

	616.8	1.44	AAA	16.9

Commercial Mortgage-Backed Obligations (CMB)[3]	701.4	3.44	AA-	63.0
CMB-Interest-Only Certificates	496.6	2.96	AAA-	16.2

	1,198.0	3.24	AA	79.2

Other asset-backed securities[4]	1,045.5	1.65	AAA-	27.9

Total asset-backed securities[5]	$2,860.3	2.27	AA+	$124.0

1Represents the weighted average quality ratings as provided by nationally recognized securities rating organizations.

2The single largest unrealized loss in any individual CMO security was $.4 million and in any CMB security was $2.4 million at June 30, 2003.

3Individual security sensitivity to prepayment risk is reduced by prepayment lock out and yield maintenance provisions.

4Home equity loans represent $403.8 million, or 38.6%, and manufactured housing loans represent $99.0 million, or 9.5%, of the other asset-backed securities; the remainder of the portfolio is comprised of equipment leases, auto loans, credit card receivables and other structured loans.

5Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests.

Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	June 30, 2003		June 30, 2002

Common Stocks	$1,673.7	97.3%	$1,199.7	90.5%
Other Risk Investments	45.7	2.7%	75.5	5.7%
Term Trust Certificates	—	—%	50.3	3.8%

Total Common Equities	$1,719.4	100.0%	$1,325.5	100.0%

Common equities comprise 14.9% of the total portfolio, excluding the net unsettled securities transactions, at June 30, 2003. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the Russell 1000, the Company holds approximately 700 of the common stocks comprising the index. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio. The Company focuses on changes in value of the equity portfolio relative to the change in value of the index on an annual basis as noted in the following table:

	Market Value at	Market Value at	Total
(millions)	June 30, 2003	December 31, 2002	Return[1]

Common Stock[2]	$1,673.7	$1,275.0	11.6%
Russell 1000 Index[3]	$518.9	$466.2	12.3%

1Includes gross dividends reinvested and price appreciation/depreciation.

2 The market value at June 30, 2003, includes appreciation/depreciation in the value of the underlying securities as well as dividend income received and net cash infusions/withdrawals made during the quarter needed to maintain the Company’s 85%/15% fixed income to equity allocation.

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

Trading securities are entered into for the purpose of near-term profit generation. At June 30, 2003 and 2002, the Company did not have any trading securities; derivatives used for trading purposes are discussed later in this report. The Company had one trading security transaction during the first six months of 2003, which generated $.1 million of gains, compared to $0 of gains for the first six months of 2002. Gains from trading securities are immaterial to the financial condition, cash flows and results of operations of the Company and are reported as part of the available-for-sale portfolio.

Recurring investment income (interest and dividends) decreased 4% for the second quarter 2003 and increased 2% for the first six months, compared to the same periods last year, reflecting a reallocation to tax advantaged securities, shortening duration and investing new cash in securities having lower yields. The Company reported the following investment yields for the periods ended June 30:

	Three Months		Six Months

	2003	2002	2003	2002

Pretax recurring investment book yield	4.2%	5.4%	4.4%	5.3%
Weighted average fully taxable equivalent (FTE) book yield	4.8%	5.9%	5.0%	5.8%
FTE total return:
Fixed income securities	2.6%	3.7%	4.1%	4.2%
Common stocks	15.1%	(13.4)%	11.6%	(12.7)%
Total portfolio	4.3%	1.3%	5.2%	1.8%

Note: The Company is reporting total return yields to more accurately reflect the management of the portfolio and evaluation of the investment results. The FTE total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized appreciation/depreciation on investment securities.

The components of net realized gains/(losses) were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(millions)	2003	2002	2003	2002

Gross Realized Gains:
Available-for-Sale: Fixed maturities	$32.3	$25.1	$77.0	$36.2
Preferred stocks	.9	11.5	2.3	11.5
Common equities	6.3	13.3	15.0	23.7
Short-term Investments	—	—	.1	—

	39.5	49.9	94.4	71.4

Gross Realized Losses:
Available-for-Sale: Fixed maturities	3.0	18.8	10.4	51.9
Preferred stocks	2.4	—	2.5	—
Common equities	11.0	34.1	61.5	37.3

	16.4	52.9	74.4	89.2

Net Realized Gains /(Losses) on Securities:
Available-for-Sale: Fixed maturities	29.3	6.3	66.6	(15.7)
Preferred stocks	(1.5)	11.5	(.2)	11.5
Common equities	(4.7)	(20.8)	(46.5)	(13.6)
Short-term Investments	—	—	.1	—

	$23.1	$(3.0)	$20.0	$(17.8)

Per share	$.07	$(.01)	$.06	$(.05)

Gross realized gains in the fixed income category were the result of sales of U.S. Treasury Notes, corporate debt, and commercial mortgage backed securities generated by favorable movements in yields. Gains in the common equity category were primarily the result of rebalancing the equity-indexed portfolio and the sale of a portion of one private equity investment during the first quarter 2003.

Gross realized losses for the periods ending June 30, 2003, were primarily the result of three factors:

1.	Recognition of $1.0 million for the second quarter and $6.2 million year-to-date of impairments in the fixed income category based on Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchases and Retained Beneficial Interest in Securitized Financial Assets,” which requires the Company to write-down certain structured debt securities to their current fair market value when the security demonstrates a significant adverse cash flow assumption change and is in an unrealized loss position;

2.	Recognition of other-than-temporary impairment (OTI) losses in the common equity portfolio (see table below); and,

3.	Realizing $7.8 million and $25.6 million for the second quarter and first six months, respectively, of losses from rebalancing the common stock portfolio.

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

When a security in the Company’s investment portfolio has a decline in market value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the periods ended June 30 is as follows:

	Three Months			Six Months

		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
	Write-	Securities	Held at	Write-	Securities	Held at
(millions)	downs	Sold	Period End	downs	Sold	Period End

2003
Fixed income	$1.0	$—	$1.0	$6.2	$2.3	$3.9
Common equities	3.2	—	3.2	35.9	6.4	29.5

Total portfolio	$4.2	$—	$4.2	$42.1	$8.7	$33.4

2002
Fixed income	$9.8	$7.3	$2.5	$25.6	$7.3	$18.3
Common equities	26.2	7.8	18.4	29.0	7.8	21.2

Total portfolio	$36.0	$15.1	$20.9	$54.6	$15.1	$39.5

The following table stratifies the gross unrealized losses in the Company’s portfolio at June 30, 2003, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

	Total Gross	Percent Decline in Investment Value
(millions)	Unrealized
Total Portfolio	Losses	>15%	>25%	>35%		>45%

Unrealized Loss for 1 Quarter	$11.0	$.1	$.1	$—		$—
Unrealized Loss for 2 Quarters	1.9	.3	—	—		—
Unrealized Loss for 3 Quarters	3.5	2.7	1.2	—		—
Unrealized Loss for > 3 Quarters	47.2	19.0	3.5	.9	(1)	.9	(1)

	$63.6	$22.1	$4.8	$.9		$.9

(1) The $.9 million represents an unrealized loss position in the Company’s alternative portfolio, comprised primarily of private equity and mezzanine funds. Due to the nature of these funds, the Company employs a fundamental review to impairment analysis. At this time, there is no evidence of OTI as it relates to these funds.

For example, if the Company decided to write down all securities in an unrealized loss position in excess of three quarters where the securities decline in value exceeded 15%, the Company would recognize an additional $19.0 million of OTI losses in the income statement. These OTI losses would be $3.5 million if the threshold for market decline was greater than 25%.

Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks and enhance the returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company had no risk management derivatives at June 30, 2003 or 2002. The Company recognized no gains or losses during the second quarter and first six months of 2003 or 2002 on risk management derivatives.

Derivative instruments may also be used for trading purposes or classified as trading. The Company has one derivative position classified as a trading security, with a net market value of $(.2) million as of June 30, 2003. During the second quarter 2003, the Company sold default protection for a single credit using a default swap. The Company matched the notional value of this position with a Treasury security with an equivalent principal value and maturity to replicate a cash bond position on an unleveraged basis. The derivative position, including the Treasury security, replaces cash bonds held by the Company from this issuer and is expected to produce a higher total return. The net market value of the derivative and the Treasury securities is $55.2 million as of June 30, 2003.

At June 30, 2002, the Company had one credit default protection instrument used for trading purposes with a net market value of less than $(.1) million; this derivative was sold in the fourth quarter 2002. During both the second quarter and first six months of 2003, the Company recognized a net $.1 million loss on the net position, compared to net losses of $.1 million for the same periods last year.

As of June 30, 2003, the Company had open investment funding commitments of $29.1 million.

During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the six months ended June 30, 2003, the Company’s largest single outstanding balance of repurchase commitments was $1.2 billion open for one business day, with an average daily balance of $447.4 million for the six months ended June 30, 2003. The Company had no open repurchase commitments at June 30, 2003 and 2002. The Company earned income of $.2 million and $.7 million on repurchase commitments during the three months ended June 30, 2003 and June 30, 2002, respectively, and earned $.9 million and $1.5 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the six months ended June 30, 2003, operations generated a positive cash flow of $1.3 billion. During the second quarter 2003, the Company repurchased 1,342,000 Common Shares at an average cost of $69.62 per share, bringing the total year-to-date repurchases to 3,173,855 Common Shares, at an average cost of $60.77 per share. On April 18, 2003, the Board of Directors set the authorization to purchase the Company’s Common Shares to a 15 million share level, superceding the previous authorization set in April 1996; as of June 30, 2003, 13,658,000 shares remained available for repurchase under the current authorization.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth and scheduled debt payments. The Company’s existing debt covenants do not include any rating or credit triggers. Except for the open investment funding commitment and operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company does not have any off-balance-sheet leverage.

The Company is currently constructing a 322,000 square foot call center complex in Colorado Springs, Colorado at an estimated total project cost of $62 million. The project is scheduled to be completed in 2004. The Company is also constructing a 205,000 square foot building at one of the Company’s office complexes in Mayfield Village, Ohio at an estimated total project cost of $46 million. The project is scheduled to be completed in 2004. In addition, the Company is researching options to expand its facilities in Tampa, Florida. These projects will be funded through operating cash flows. As a result of the Company’s continuing review of its real estate needs, in April 2003, the Board of Directors approved expenditures for real estate acquisitions in the amount of approximately $70 million, excluding the projects currently under construction, to support operations, including call centers, information technology and other functions. These projects, in various locations around the country, may include leases of space from third parties or new construction on land currently owned or to be purchased by the Company. The Company expects to have 20 additional vehicle claim service repair sites identified in 2003, with three such sites opened in the second quarter and an additional three sites opened in July 2003.

In July 2003, the Company received notice from the Internal Revenue Service that the Joint Committee of Taxation of Congress had completed its review of a Federal income tax settlement agreed to by the Internal Revenue Service, primarily attributable to the amount of loss reserves deductible for tax purposes. As a result, the Company will receive an income tax refund of approximately $58 million, plus interest, which the Company currently estimates at $30.4 million; see Note 10-Subsequent Event for further discussion.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the accuracy and adequacy of the Company’s pricing and loss reserving methodologies; pricing competition and other initiatives by competitors; the Company’s ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of the Company’s advertising campaigns; legislative and regulatory developments; the outcome of litigation pending against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2003, the duration of the financial instruments subject to interest rate risk was 3.1 years, compared to 3.2 years at December 31, 2002. At June 30, 2003, the weighted average beta of the equity portfolio was .99, compared to .95 at December 31, 2002. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Chief Executive Officer and the Chief Financial Officer reviewed and evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effectively serving the stated purposes as of the end of the period covered by this report.

In addition, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

See exhibit index on pages 23 and 24.

(b) Reports on Form 8-K during the quarter ended June 30, 2003:

On April 16, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the three months ended March 31, 2003.

On May 16, 2003, the Company filed a Current Report on Form 8-K containing certain selected underwriting results of the Company for the month of April 2003.

On June 13, 2003, the Company filed a Current Report on Form 8-K containing certain selected underwriting results of the Company for the month of May 2003.

On June 27, 2003, the Company filed a Current Report on Form 8-K, reporting the release of a Report on Loss Reserving Practices.

On June 30, 2003, the Company filed a Current Report on Form 8-K/A, including an updated exhibit to the Report on Loss Reserving Practices.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION

(Registrant)

Date: August 14, 2003	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Under	Form 10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC

(10)	10(A)	Amendment to Employment Agreement between The Progressive Corporation and W. Thomas Forrester	Contained in Exhibit Binder

(10)	10(B)	Amendment to Employment Agreement between The Progressive Corporation and Brian J. Passell	Contained in Exhibit Binder

(10)	10(C)	Amendment to Employment Agreement between The Progressive Corporation and Charles E. Jarrett	Contained in Exhibit Binder

(10)	10(D)	Amendment to Employment Agreement between The Progressive Corporation and Glenn M. Renwick	Contained in Exhibit Binder

(10)	10(E)	Amendment to Employment Agreement between The Progressive Corporation and Richard H. Watts	Contained in Exhibit Binder

(10)	10(F)	Amendment to Employment Agreement between The Progressive Corporation and Raymond M. Voelker	Contained in Exhibit Binder

(10)	10(G)	Amendment to Employment Agreement between The Progressive Corporation and Robert T. Williams	Contained in Exhibit Binder

(10)	10(H)	Amendment to Employment Agreement between The Progressive Corporation and Alan R. Bauer	Contained in Exhibit Binder

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Contained in Exhibit Binder

(31)	31(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(31)	31(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

Exhibit No.
Under	Form 10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC

(32)	32(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(32)	32(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder