Form 10-Q
period 2003-09-30
PROGRESSIVE CORP/OH/
filed 2003-11-12
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to________________________

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

Common Shares, $1.00 par value: 215,997,800 outstanding at October 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months

Periods Ended September 30,	2003	2002	% Change	2003	2002	% Change

(millions – except per share amounts)
Revenues:
Premiums earned	$2,927.8	$2,316.5	26	$8,301.0	$6,420.0	29
Investment income	115.5	116.6	(1)	344.0	341.7	1
Net realized gains (losses) on securities	(4.3)	(23.7)	(82)	15.7	(41.5)	NM
Service revenues	10.8	9.2	17	30.1	25.8	17
Other income	30.8	—	NM	30.8	—	NM

Total revenues	3,080.6	2,418.6	27	8,721.6	6,746.0	29

Expenses:
Losses and loss adjustment expenses	1,983.1	1,653.6	20	5,636.9	4,530.3	24
Policy acquisition costs	321.3	267.0	20	915.6	753.1	22
Other underwriting expenses	267.7	208.0	29	736.4	622.4	18
Investment expenses	2.7	2.8	(4)	8.3	8.1	2
Service expenses	6.7	5.9	14	19.4	16.4	18
Interest expense	24.0	17.6	36	71.8	53.8	33

Total expenses	2,605.5	2,154.9	21	7,388.4	5,984.1	23

Income before income taxes	475.1	263.7	80	1,333.2	761.9	75
Provision for income taxes	155.3	85.2	82	435.6	246.8	76

Net income	$319.8	$178.5	79	$897.6	$515.1	74

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	216.9	217.9	—	217.5	219.4	(1)

Per share	$1.47	$.82	80	$4.13	$2.35	76

Diluted:
Average shares outstanding	216.9	217.9	—	217.5	219.4	(1)
Net effect of dilutive stock options	3.6	3.9	(8)	3.7	4.2	(12)

Total equivalent shares	220.5	221.8	(1)	221.2	223.6	(1)

Per share	$1.45	$.80	80	$4.06	$2.30	76

Dividends per Share	$.025	$.025	—	$.075	$.071	6

NM = Not Meaningful

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,
			December 31,
	2003	2002	2002

(millions)			(audited)
Assets
Investments:
Available-for-sale:
Fixed maturities, at market (amortized cost: $8,920.1, $6,679.7 and $7,409.4)	$9,210.0	$7,038.7	$7,712.5
Equity securities, at market
Preferred stocks (cost: $763.5, $616.6 and $631.9)	793.1	657.7	656.7
Common equities (cost: $1,590.4, $1,566.7 and $1,425.3)	1,767.3	1,303.5	1,347.3
Short-term investments, at amortized cost (market: $633.5, $565.1 and $567.8)	633.5	565.1	567.8

Total investments	12,403.9	9,565.0	10,284.3
Cash	21.9	17.6	16.9
Accrued investment income	98.5	79.9	77.9
Premiums receivable, net of allowance for doubtful accounts of $61.7, $49.7 and $54.6	2,152.2	1,795.1	1,742.8
Reinsurance recoverables, including $41.7, $32.7 and $34.8 on paid losses	254.2	205.4	215.7
Prepaid reinsurance premiums	115.1	95.4	96.7
Deferred acquisition costs	432.0	375.2	363.5
Income taxes	33.9	209.1	219.2
Property and equipment, net of accumulated depreciation of $455.5, $385.1 and $392.4	548.0	498.1	503.1
Other assets	100.9	44.2	44.3

Total assets	$16,160.6	$12,885.0	$13,564.4

Liabilities and Shareholders’ Equity
Unearned premiums	$4,028.7	$3,362.0	$3,304.3
Loss and loss adjustment expense reserves	4,384.2	3,632.3	3,813.0
Accounts payable, accrued expenses and other liabilities	1,667.6	1,256.9	1,190.1
Debt	1,489.6	1,096.2	1,489.0

Total liabilities	11,570.1	9,347.4	9,796.4

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0, issued 230.1, including treasury shares of 14.0, 12.4 and 12.1)	216.1	217.7	218.0
Paid-in capital	679.1	578.0	584.7
Unamortized restricted stock	(30.0)	—	—
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	322.6	89.0	162.4
Hedges on forecasted transactions	11.0	8.6	11.7
Foreign currency translation adjustment	(3.9)	(4.8)	(4.8)
Retained earnings	3,395.6	2,649.1	2,796.0

Total shareholders’ equity	4,590.5	3,537.6	3,768.0

Total liabilities and shareholders’ equity	$16,160.6	$12,885.0	$13,564.4

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2003	2002

(millions)
Cash Flows From Operating Activities
Net income	$897.6	$515.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.1	61.5
Amortization of restricted stock	6.4	—
Net realized (gains) losses on securities	(15.7)	41.5
Changes in:
Unearned premiums	724.4	645.3
Loss and loss adjustment expense reserves	571.2	394.3
Accounts payable, accrued expenses and other liabilities	274.7	254.1
Prepaid reinsurance premiums	(18.4)	(17.8)
Reinsurance recoverables	(38.5)	(3.9)
Premiums receivable	(409.4)	(298.0)
Deferred acquisition costs	(68.5)	(58.6)
Income taxes	99.0	(13.6)
Tax benefit from exercise of stock options	34.6	16.0
Other, net	(6.8)	19.7

Net cash provided by operating activities	2,114.7	1,555.6
Cash Flows From Investing Activities
Purchases:
Available-for-sale: fixed maturities	(8,146.9)	(5,136.4)
equity securities	(642.6)	(550.7)
Sales:
Available-for-sale: fixed maturities	6,064.2	3,850.0
equity securities	247.6	248.8
Maturities, paydowns, calls and other:
Available-for-sale: fixed maturities	570.2	465.5
equity securities	44.7	—
Net purchases of short-term investments	(65.7)	(337.7)
Net unsettled security transactions	202.8	184.6
Purchases of property and equipment	(109.1)	(62.4)

Net cash used in investing activities	(1,834.8)	(1,338.3)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	39.7	18.9
Dividends paid to shareholders	(16.3)	(15.7)
Acquisition of treasury shares	(298.3)	(214.1)

Net cash used in financing activities	(274.9)	(210.9)

Increase in cash	5.0	6.4
Cash, January 1	16.9	11.2

Cash, September 30	$21.9	$17.6

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

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2003, are not necessarily indicative of the results expected for the full year.

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

	Nine months ended September 30,

	2003	2002
(millions, except per share amounts)
Net income, as reported	$897.6	$515.1
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all outstanding stock options awards, net of related tax effects	(9.7)	(10.5)

Net income, pro forma	$887.9	$504.6

Earnings per share
Basic – as reported	$4.13	$2.35
Basic – pro forma	$4.08	$2.30
Diluted – as reported	$4.06	$2.30
Diluted – pro forma	$4.03	$2.26

As previously announced, beginning in 2003, the Company began granting restricted stock in lieu of stock options as the primary equity-based incentives for executives and other key employees. During the second and third quarters of 2003, the Company granted time-based restricted stock awards to certain management employees and non-employee directors, as well as performance-based restricted stock awards to certain senior managers, covering a total of 554,786 Common Shares, net of minimal forfeitures arising from terminations or retirements during the periods, for a total aggregate dollar value of approximately $36.4 million as of September 30, 2003. The employee time-based restricted stock awards vest in equal installments on January 1 of 2006, 2007 and 2008, respectively; the performance-based awards will vest upon the attainment of pre-established profitability and growth objectives. The directors’ awards are scheduled to vest on March 21, 2004. The Company recognizes compensation expense for all awards over the applicable vesting period based on the market value at the date of grant; forfeitures will be recognized as they occur. During the third quarter and first nine months of 2003, the Company recognized compensation expense of $3.3 million and $6.4 million, respectively, for these awards.

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $304.0 million and $277.0 million during the nine months ended September 30, 2003 and 2002, respectively. Total interest paid was $77.6 million and $55.3 million during the nine months ended September 30, 2003 and 2002, respectively.

Note 4 Debt — Debt at September 30 consisted of:

	2003		2002

	Cost	Market Value	Cost	Market Value

6.25% Senior Notes due 2032	$393.6	$432.5	$—	$—
6.375% Senior Notes due 2012	347.4	391.1	347.2	371.9
6 5/8% Senior Notes due 2029	294.0	319.5	294.0	298.7
7.30% Notes due 2006	99.9	112.0	99.8	111.0
6.60% Notes due 2004	199.9	202.7	199.7	208.5
7% Notes due 2013	148.8	173.9	148.7	166.2
Other Debt	6.0	6.0	6.8	6.8

	$1,489.6	$1,637.7	$1,096.2	$1,163.1

Note 5 Comprehensive Income — Total comprehensive income was $307.9 million and $200.5 million for the quarters ended September 30, 2003 and 2002, respectively, and $1,058.0 million and $482.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Note 6 Dividends — On September 30, 2003, the Company paid a quarterly dividend of $.025 per Common Share to shareholders of record as of the close of business on September 12, 2003. The Board of Directors declared the dividend on August 22, 2003.

On October 3, 2003, the Board of Directors declared a quarterly dividend of $.025 per Common Share payable December 31, 2003, to shareholders of record at the close of business on December 12, 2003.

Note 7 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The Commercial Auto business unit writes insurance for automobiles and trucks owned by small businesses for primary liability, physical damage and other auto-related insurance coverages. Through September 30, 2003, the Company’s other businesses principally included writing lenders’ collateral protection and directors’ and officers’ liability insurance and providing insurance-related services, primarily processing business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary market. All revenues are generated from external customers.

Periods ended September 30,

	Three Months				Nine Months

	2003		2002		2003		2002

		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)

Personal Lines - Agency	$1,790.6	$204.4	$1,441.6	$100.2	$5,096.2	$593.2	$4,019.3	$288.4
Personal Lines - Direct	800.6	99.1	618.4	57.3	2,263.4	271.1	1,700.6	155.4

Total Personal Lines[1]	2,591.2	303.5	2,060.0	157.5	7,359.6	864.3	5,719.9	443.8
Commercial Auto business	319.9	49.7	237.1	26.0	888.2	144.6	624.0	63.1
Other businesses[2]	58.3	37.4	28.6	7.7	114.1	44.7	101.9	16.7
Investments[3]	111.2	108.5	92.9	90.1	359.7	351.4	300.2	292.1
Interest expense	—	(24.0)	—	(17.6)	—	(71.8)	—	(53.8)

	$3,080.6	$475.1	$2,418.6	$263.7	$8,721.6	$1,333.2	$6,746.0	$761.9

1Personal automobile insurance accounted for 93% of the total Personal Lines segment net premiums earned in all periods presented.

2For 2003, other businesses include $30.8 million of estimated interest income related to an income tax refund the Company will receive.

3Revenues represent recurring investment income and net realized gains/losses on securities; pretax profit is net of investment expenses.

Note 8 Litigation —The Company is named as defendant in various lawsuits generally relating to its insurance operations. All legal actions relating to individual claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves.

The Company has also been named as defendant in a number of putative class action and individual lawsuits, such as those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, use of preferred provider rates for payment of personal injury protection or medical payment claims, use of automated database vendors to assist in evaluating certain first party bodily injury claims, offering alternative commission programs or the alleged diminution of value to vehicles which are involved in accidents, and cases challenging other aspects of the Company’s claims and marketing practices and business operations, including worker classification issues. Other insurance companies face many of these same issues. Court approved settlements were reached in the alternative commission, betterment and California claims employees class action cases, and those settlements were concluded during 2003 in accordance with the terms of the settlement agreements.

The Company plans to contest the outstanding suits vigorously, but will pursue settlement negotiations in those cases for which the Company deems it appropriate to do so. In accordance with the requirements of generally accepted accounting principles (GAAP), the Company is only permitted to establish reserves for lawsuits when it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. Accordingly, the Company has not established reserves for those lawsuits for which the Company is currently unable to estimate the potential exposure. In the event that any one or more of these cases results in a judgment against or settlement by the Company, the resulting liability could have a material impact on the Company’s financial condition, cash flows and results of operations.

The Company has established reserves for those lawsuits for which it is probable that a loss has occurred and the Company can reasonably estimate its potential exposure. Based on currently available information, the Company believes that its reserves for these lawsuits are reasonable. However, if any one or more of these cases results in a judgment against or settlement by the Company for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material impact on the Company’s financial condition, cash flows and results of operations.

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

Note 10 Related Party Transactions — In January 2003, the Company repurchased 400,000 of its Common Shares, $1.00 par value, from an entity owned and controlled by Peter B. Lewis, the Company’s Chairman of the Board, at $52.23 per share. In addition, in September 2003, the Company purchased an additional 200,000 of its Common Shares from the same entity at $71.00 per share. The prices per share for each transaction were equal to or less than the then current market price of the Company’s stock as quoted on the New York Stock Exchange. These transactions are part of the Company’s ongoing share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 25% and 28% during the third quarter and first nine months of 2003, respectively, over the same periods last year. Net premiums earned, which are a function of the premiums written in the current and prior periods and are recognized into income over the policy term using a mid-month convention, increased 26% and 29% during the third quarter and first nine months of 2003, respectively, over the same periods last year. The Company has experienced some modest cooling in the pace of growth over the course of 2003, with the written premium growth slowing to the lower 20% range more recently. However, the growth rates in many markets remain stable. Growth over the prior year continues to be driven by new policies, increased retention and rate increases, as well as changes in the mix of business. New auto applications continue to increase, albeit at a declining rate. The Company believes this declining rate of increase reflects competitors being more aggressive in the marketplace and achieving rate adequacy, which is likely to lead to more competition for the business and slower growth going forward. Auto retention has decreased slightly during the third quarter as compared to the second quarter, but has lengthened compared to prior years. Policies in force for the combined Personal Lines and Commercial Auto businesses increased 21% over September 30, 2002. During the third quarter 2003, the Company implemented 23 auto rate revisions in various states, bringing the total to 68 for the year. The Company will continue to be opportunistic in seeking market share, as the Company balances the opportunity to grow profitably with its ability to maintain service quality.

For the third quarter and first nine months of 2003, the Company generated net income of $319.8 million and $897.6 million, respectively, compared to $178.5 million and $515.1 million for the same periods last year. Net income per share was $1.45 and $4.06 for the third quarter and year-to-date 2003, respectively, compared to $.80 and $2.30 for the same periods last year. Included in net income are net realized losses on securities of $4.3 million, or $.01 per share, for the third quarter 2003 and net realized gains of $15.7 million, or $.05 per share, for the first nine months of 2003. Third quarter and year-to-date 2002 results included net realized losses on securities of $23.7 million, or $.07 per share, and $41.5 million, or $.12 per share, respectively. In addition, 2003 net income includes $30.8 million, or $.09 per share, of estimated interest income related to an income tax refund the Company will receive. See “Financial Condition” for a discussion of the refund. The GAAP combined ratio (CR) was 87.9 for the third quarter 2003, compared to 91.9 for the third quarter 2002. The year-to-date CR was 87.8, compared to 92.0 last year.

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles and represent 88% of the Company’s total year-to-date net premiums written. The Personal Lines business is generated either by an agent or written directly by the Company. The Agency channel includes business written by the Company’s network of 30,000 independent insurance agencies, insurance brokers in several states and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). Direct business includes business written through 1-800-PROGRESSIVE, online at progressive.com and on behalf of affiliates.

The Company’s Commercial Auto business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks operated by small businesses. The Commercial Auto business represents 11% of the Company’s total year-to-date net premiums written. Although the Commercial Auto business differs from Personal Lines auto in its customer base and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. The Company’s Commercial Auto business is primarily distributed through the independent agent channel.

The Company’s other businesses, which represent less than 1% of year-to-date net premiums written, primarily include writing directors’ and officers’ liability insurance and providing insurance-related services, principally processing business for Commercial Auto Insurance Procedures (CAIP), which are state-supervised plans serving the involuntary market. The other businesses are also managing the wind down the

Company’s lender’s collateral protection program, which the Company decided to cease writing as of September 30, 2003. During 2002, the Company lost some key accounts for the lender’s collateral protection products and this business has been unable to meet its profitability target. Management believes that exiting this line of business will not materially affect the Company’s financial condition, results of operations or cash flows. The remaining products in the Company’s other businesses are continuing to grow profitably.

Underwriting results for the Company’s Personal Lines, including its channel components, the Commercial Auto business and other businesses were as follows:

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,

(dollars in millions)	2003	2002	Change	2003	2002	Change

NET PREMIUMS WRITTEN
Personal Lines – Agency	$1,893.8	$1,538.3	23%	$5,480.0	$4,351.8	26%
Personal Lines – Direct	862.5	681.2	27%	2,457.2	1,880.8	31%

Total Personal Lines	2,756.3	2,219.5	24%	7,937.2	6,232.6	27%
Commercial Auto business	339.1	253.1	34%	1,023.1	745.8	37%
Other businesses	9.5	12.7	(25)%	46.7	69.1	(32)%

Companywide	$3,104.9	$2,485.3	25%	$9,007.0	$7,047.5	28%

NET PREMIUMS EARNED
Personal Lines – Agency	$1,790.6	$1,441.6	24%	$5,096.2	$4,019.3	27%
Personal Lines – Direct	800.6	618.4	29%	2,263.4	1,700.6	33%

Total Personal Lines	2,591.2	2,060.0	26%	7,359.6	5,719.9	29%
Commercial Auto business	319.9	237.1	35%	888.2	624.0	42%
Other businesses	16.7	19.4	(14)%	53.2	76.1	(30)%

Companywide	$2,927.8	$2,316.5	26%	$8,301.0	$6,420.0	29%

PERSONAL LINES – AGENCY CR
Loss and loss adjustment expense ratio	69.0	73.0	4.0 pts.	68.9	72.0	3.1 pts.
Underwriting expense ratio	19.6	20.1	.5 pts.	19.5	20.8	1.3 pts.

	88.6	93.1	4.5 pts.	88.4	92.8	4.4 pts.

PERSONAL LINES – DIRECT CR
Loss and loss adjustment expense ratio	66.8	69.2	2.4 pts.	67.6	68.2	.6 pts.
Underwriting expense ratio	20.8	21.5	.7 pts.	20.4	22.7	2.3 pts.

	87.6	90.7	3.1 pts.	88.0	90.9	2.9 pts.

PERSONAL LINES – TOTAL CR
Loss and loss adjustment expense ratio	68.3	71.9	3.6 pts.	68.5	70.9	2.4 pts.
Underwriting expense ratio	20.0	20.5	.5 pts.	19.8	21.3	1.5 pts.

	88.3	92.4	4.1 pts.	88.3	92.2	3.9 pts.

COMMERCIAL AUTO BUSINESS - CR
Loss and loss adjustment expense ratio	63.9	69.5	5.6 pts.	63.6	69.6	6.0 pts.
Underwriting expense ratio	20.6	19.5	(1.1) pts.	20.1	20.3	.2 pts.

	84.5	89.0	4.5 pts.	83.7	89.9	6.2 pts.

OTHER BUSINESSES - CR
Loss and loss adjustment expense ratio	50.9	43.0	(7.9) pts.	54.4	54.8	.4 pts.
Underwriting expense ratio	34.0	34.4	.4 pts.	39.6	35.6	(4.0) pts.

	84.9	77.4	(7.5) pts.	94.0	90.4	(3.6) pts.

COMPANYWIDE GAAP CR
Loss and loss adjustment expense ratio	67.8	71.4	3.6 pts.	67.9	70.6	2.7 pts.
Underwriting expense ratio	20.1	20.5	.4 pts.	19.9	21.4	1.5 pts.

	87.9	91.9	4.0 pts.	87.8	92.0	4.2 pts.

COMPANYWIDE ACCIDENT YEAR
Loss and loss adjustment expense ratio	69.2	71.9	2.7 pts.	68.1	70.7	2.6 pts.

ACTUARIAL ADJUSTMENTS[1] -
Reserve Decrease/(Increase)
Prior accident years	$2.3	$(3.8)		$(1.5)	$7.5
Current accident year	1.6	6.4		(9.9)	26.4

Calendar year actuarial adjustment	$3.9	$2.6	50%	$(11.4)	$33.9	NM

PRIOR ACCIDENT YEARS DEVELOPMENT -
Favorable/(Unfavorable)
Actuarial adjustment	$2.3	$(3.8)		$(1.5)	$7.5
All other development	39.5	15.8		16.7	(1.1)

Total development	$41.8	$12.0	248%	$15.2	$6.4	138%

PERSONAL LINES POLICIES IN FORCE

	September	September
(in thousands)	30, 2003	30, 2002	Change

Agency – Auto	3,920	3,270	20%
Direct – Auto	1,800	1,473	22%
Other Personal Lines[2]	1,985	1,639	21%

Total Personal Lines	7,705	6,382	21%

Commercial Auto business	356	278	28%

NM = Not Meaningful

[1] Represents the net changes made by the Company’s actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. See the Company’s “Report on Loss Reserving,” filed in the Company’s Current Report on Form 8-K on June 27, 2003, for further discussion.

[2] Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles, homeowners and similar items.

The Agency channel net premiums written increased 23% and 26% for the third quarter and first nine months of 2003, respectively, compared to the same periods last year. The Agency channel net premiums earned increased 24% and 27% for the third quarter and first nine months of 2003, respectively. Agency auto policies in force increased 20% from September 30, 2002. The increase in premiums written resulted from an increase in new applications, rate increases and strong renewals. In general, the Agency channel continues to experience strong quoting demand, but has seen a slight decline in the conversion rate (i.e. converting a quote to a sale). The Company is currently seeing many competitors in the independent agency channel being more aggressive, as evidenced by their marketing programs. This type of activity is expected as the industry is entering a softer market. The Company continues to remain confident in its strategies of driving cost out to continue to improve its competitive position and creating the most easy to use business model for agents and customers. In addition, the Company continues to test new product designs in both the Agency and Direct channels directed at incremental auto growth.

The Company’s Direct channel net premiums written increased 27% and 31% for the third quarter and first nine months of 2003, respectively, compared to the same periods last year. The Direct channel net premiums earned increased 29% and 33% for the third quarter and year-to-date, respectively. Direct auto policies in force have increased 22% since September 30, 2002. During the third quarter 2003, the Direct channel has seen an increase in new auto quotes over the second quarter, but fewer new quotes compared to the third quarter 2002. The third quarter conversion rate was higher than both the second quarter 2003 and the third quarter 2002 rates. On a year-to-date basis, both the number of quotes and the conversion rate are greater than the same period last year. Continued growth in the Direct business is dependent on (among other factors) price, customer retention, as well as the success of the Company’s advertising and other marketing efforts.

The Company is advertising on a national basis and supplements that coverage by local market media campaigns in over 100 designated marketing areas. During the third quarter 2003, the Company substantially increased its advertising through continuation of its current efforts, as well as implemented structured testing of different media mixes to increase reach.

The Company continues to manage growth on a state-by-state basis and will constrain growth if it is unable to maintain service quality. For example, during the year, the Company imposed constraints on the growth rate in Texas. During the constraint period, the Company increased the number of employees in the Texas claims organization by approximately 16% to over 1,000, relocated claims managers to Texas from other states and reduced turnover. These actions, as well as the organization’s ability to respond to a significant catastrophe in Texas, permitted the Company to relax these constraints by the end of the second quarter and allow for an increase in growth in Texas. The Company’s review of acceptable growth rates is a dynamic and formal process and is based on forecasts of future market opportunities and the Company’s service capabilities. An increase in frequency trend above estimates could strain claims handling capacity. The Company continues to monitor its projected maximum growth rate state by state, based on claims capacity and is prepared to take similar actions to those taken in Texas should a need arise.

An important element affecting growth and profitability is customer retention. One measure of customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. The increase in retention over prior years has contributed to improved profitability in both the Agency and Direct channels, but the effect is considerably greater in the Direct channel, which has higher policy acquisition costs. During the third quarter, the Company did not see a continuation of the quarter over quarter lengthening of PLE as reported in the first half of 2003 and experienced through most of 2002. Multiple factors affect the length of time a policy stays in-force, such as market conditions, competitors achieving rate accuracy and the Company’s mix of business. The Company is working to refine both the science around our estimates of policy lives and the causality but, is unable to predict with certainty future retention levels.

The Company’s Commercial Auto business net premiums written increased 34% and 37% for the third quarter and first nine months of 2003, respectively, compared to the same periods last year; earned premiums increased 35% and 42% for the third quarter and year-to-date, respectively. Policies in force have increased

28% over September 30, 2002. The Company is still benefiting from actions taken in 2002 when competitors raised rates and restricted the business they wrote. The Company continues to focus on writing insurance for small business autos and trucks, with the majority of its customers insuring three or fewer vehicles. Approximately 50% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which includes autos, vans and pick-up trucks used by contractors, artisans (such as landscapers, plumbers, etc.) and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. The Company does not write in, and has no intention of entering, the long-haul trucking market. There are many similarities between the Company’s commercial and personal auto businesses, with a notable difference in the limits offered. In general, the highest limits offered are $300 thousand in the personal auto business and up to $1 million in commercial auto.

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

During the third quarter, the Company continued to report favorable loss ratios, despite experiencing a few catastrophic losses during the quarter. Through September 30, 2003, the loss ratio was still favorably affected by the low loss frequency experienced this year, especially in the first quarter. The Company continues to believe frequency may increase above recent levels. During the third quarter 2003, the Company had catastrophe losses of $13.3 million, or .5 points, compared to $5.6 million, or .2 points, in the same period last year. Through September 30, 2003, the Company recorded $5.7 million related to hurricane Isabel and, as of the end of October, has incurred $8.0 million. For the first nine months of 2003, catastrophe losses were $49.9 million, or .6 points, compared to $19.7 million, or .3 points, last year.

Third quarter loss trends were consistent with the second quarter, which were slightly higher than the first quarter. The pure premium (i.e. frequency times severity) trend was low to slightly negative, primarily driven by declining frequency. Bodily injury severity is highly variable, but changes in severity appear to be better than the Company’s expectation over the last six to nine months. The Company continues to monitor physical damage trend in evaluating its claims handling performance and capacity. Currently, the Company is comfortable with its claims handling quality, as indicated by the Company’s internal audit of claims files, and has increased its claims staff to enhance capacity. During the third quarter, the Company’s claims staff grew by a net 320 people, bringing the net increase in claims staff to about 1,260 for the year. The Company plans to continue to be diligent about recognizing trend when setting rates and establishing loss reserves.

During the third quarter of 2003, the Company experienced $41.8 million, or 1.4 points, of favorable loss reserve development, compared to $12.0 million, or .5 points, of favorable development for the third quarter last year. The favorable development during the third quarter 2003 was driven by closing claims below the reserved amount across all tiers and products as well as somewhat favorable incurred but not reported (IBNR) loss development, which was unfavorable during the first quarter.

During the first nine months of 2003, the Company experienced $15.2 million, or  .2 points, of favorable loss reserve development, compared to $6.4 million, or  .1 points, of favorable development for the same period last year. The current year-to-date favorable development is comprised of $1.5 million of unfavorable adjustments based on regularly scheduled actuarial reviews and $16.7 million of favorable “other development”. In addition to closing claims for less than the reserved amounts, as discussed above, during the second quarter 2003, the Company experienced favorable development reflecting a change in the Company’s estimate of its future operating losses due to business assigned from the New York Automobile Insurance Plan for 2003.

Starting in the second half of 2002, the Company began participating in the expanded take-out program as designed by the governing committee of the plan and has managed its writings to maximize the assigned risk credits. The realization of these changes, combined with a lower than expected overall plan size, has resulted in a lower than expected number of future assignments from the plan. The Company will continue to study the environment in New York and pursue opportunities that limit its assigned risk exposure. This favorable development was partially offset by the companywide emergence of IBNR losses at higher frequency than anticipated by the Company during the first quarter. The Company continues to increase the analysis intensity in its loss reserves to improve accuracy and further enhance the Company’s understanding of its loss costs. A more complete discussion of the Company’s loss reserving practices can be found in its “Report on Loss Reserving,” which was filed in the Company’s Current Report on Form 8-K on June 27, 2003.

Policy acquisition costs and other underwriting expenses were 20.1% and 20.5% of premiums earned for the third quarters of 2003 and 2002, respectively, and 19.9% and 21.4% for the first nine months of 2003 and 2002, respectively. The expense ratio decreased in both the Agency and Direct channels, as well as in the Commercial Auto business, driven by premium growth outpacing salaries and other infrastructure costs. In addition, prior year expense ratios included costs for certain class action lawsuits then pending, which have since been settled.

INVESTMENTS

The composition of the investment portfolio at September 30 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Market	Total
(millions)	Cost	Gains	Losses	Value	Portfolio

2003
Fixed maturities	$8,920.1	$311.0	$(21.1)	$9,210.0	74.3%
Preferred stocks	763.5	36.0	(6.4)	793.1	6.4%
Common equities	1,590.4	224.9	(48.0)	1,767.3	14.2%
Short-term investments[1]	633.5	—	—	633.5	5.1%

Total portfolio[2]	$11,907.5	$571.9	$(75.5)	$12,403.9	100.0%

2002
Fixed maturities	$6,679.7	$405.0	$(46.0)	$7,038.7	73.6%
Preferred stocks	616.6	50.2	(9.1)	657.7	6.9%
Common equities	1,566.7	39.5	(302.7)	1,303.5	13.6%
Short-term investments[1]	565.1	—	—	565.1	5.9%

Total portfolio[2]	$9,428.1	$494.7	$(357.8)	$9,565.0	100.0%

[1]	Short-term investments include Eurodollar deposits, commercial paper and other securities maturing within one year.

[2]	The Company had net unsettled security acquisitions of $315.0 million and $181.5 million at September 30, 2003 and 2002, respectively. Both 2003 and 2002 include $1.1 billion of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company; composition is similar to the consolidated portfolio.

The fixed-maturity securities, including short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2003		September 30, 2002

Investment-Grade Fixed Maturities:
Short/Intermediate Term	$9,168.4	93.2%	$6,657.2	87.5%
Long Term	484.4	4.9%	774.3	10.2%
Non-Investment-Grade	190.7	1.9%	172.3	2.3%

Total Fixed Maturities	$9,843.5	100.0%	$7,603.8	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification, but may involve greater risks related to creditworthiness, solvency and relative liquidity of the secondary trading market.

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks, short-term investments and term trust certificates (discussed below), had a duration of 3.3 years at September 30, 2003, compared to 3.5 years at September 30, 2002. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at September 30, 2003, was 85.4% of the total portfolio, which is in line with the target allocation of 85%.

Included in the fixed-income portfolio, the Company held asset-backed securities at September 30, 2003, which were comprised of the following:

				Net
	Market	Duration		Unrealized
(millions)	Value	(years)	Rating[1]	Gains[2]

Collateralized Mortgage Obligations – Residential (CMO):
Sequential Bonds	$423.9	2.67	AAA	$7.1
Planned Amortization Class Bonds	339.3	2.69	AAA	9.8

	763.2	2.68	AAA	16.9

Commercial Mortgage-Backed Obligations (CMB)	663.6	3.32	A+	47.9
CMB-Interest-Only Certificates[3]	537.0	2.86	AAA-	10.3

	1,200.6	3.11	AA	58.2

Other asset-backed securities[4]	1,111.8	1.67	AAA-	20.4

Total asset-backed securities[5]	$3,075.6	2.48	AAA-	$95.5

[1] Represents the weighted average quality ratings as provided by nationally recognized securities rating organizations.

[2] The single largest unrealized loss in any individual CMO security was $.6 million and in any CMB security was $2.8 million at September 30, 2003.

[3] Individual security sensitivity to prepayment risk is reduced by prepayment lock out and yield maintenance provisions.

[4] Home equity loans represent $399.6 million, or 35.9%, and manufactured housing loans represent $97.2 million, or 8.7%, of the other asset-backed securities; the remainder of the portfolio is comprised of equipment leases, auto loans, credit card receivables and other structured loans.

[5] Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests.

Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2003		September 30, 2002

Common Stocks	$1,722.9	97.5%	$1,177.9	90.4%
Other Risk Investments	44.4	2.5%	50.9	3.9%
Term Trust Certificates	—	—%	74.7	5.7%

Total Common Equities	$1,767.3	100.0%	$1,303.5	100.0%

Common equities comprised 14.6% of the total portfolio, excluding the net unsettled securities transactions, at September 30, 2003. Common stocks were the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the Russell 1000, the Company holds approximately 700 of the common stocks comprising the index. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio. The Company focuses on changes in value of the equity portfolio relative to the change in value of the index on an annual basis as noted in the following table:

	Market Value at	Market Value at	Total
(millions)	September 30, 2003	December 31, 2002	Return[1]

Common Stock[2]	$1,722.9	$1,275.0	14.8%
Russell 1000 Index[3]	$532.2	$466.2	15.7%

[1] Includes gross dividends reinvested and price appreciation/depreciation.

[2] The market value at September 30, 2003, includes appreciation/depreciation in the value of the underlying securities as well as dividend income received and net cash infusions/withdrawals made during the quarter needed to maintain the Company’s 85%/15% fixed income to equity allocation.

[3] This broad-based index, which is used for comparative benchmarking, incepted December 31, 1986, with a base valuation of $130. Amounts shown represent changes in valuation based on growth and declines of the index members.

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

Trading securities are entered into for the purpose of near-term profit generation. At September 30, 2003 and 2002, the Company did not have any trading securities; derivatives used for trading purposes are discussed later in this report. The Company had one trading security transaction during the first nine months of 2003, which generated $.1 million of gains, compared to $0 of gains for the first nine months of 2002. Gains from trading securities are immaterial to the financial condition, cash flows and results of operations of the Company and are reported as part of the available-for-sale portfolio.

Recurring investment income (interest and dividends) decreased 1% for the third quarter 2003 and increased 1% for the first nine months, compared to the same periods last year, reflecting an allocation to tax advantaged securities, shortening duration and investing new cash in securities having lower yields. The Company reported the following investment yields for the periods ended September 30:

	Three Months		Nine Months

	2003	2002	2003	2002

Pretax recurring investment book yield	4.1%	5.1%	4.3%	5.3%
Weighted average fully taxable equivalent (FTE) book yield	4.7%	5.6%	4.9%	5.7%
FTE total return:
Fixed income securities	.5%	4.4%	4.7%	8.8%
Common stocks	2.9%	(16.9)%	14.8%	(27.5)%
Total portfolio	.9%	1.5%	6.2%	3.5%

Note: The Company is reporting total return yields to more accurately reflect the management philosophy of the portfolio and evaluation of the investment results. The FTE total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized appreciation/depreciation on investment securities.

The components of net realized gains/(losses) were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(millions, except per share amounts)	2003	2002	2003	2002

Gross Realized Gains:
Available-for-Sale: Fixed maturities	$15.1	$43.1	$92.1	$79.2
Preferred stocks	2.1	1.8	4.4	13.3
Common equities	.1	2.8	15.1	26.5
Short-term Investments	—	—	.1	—

	17.3	47.7	111.7	119.0

Gross Realized Losses:
Available-for-Sale: Fixed maturities	(12.5)	(11.6)	(22.9)	(63.4)
Preferred stocks	(.9)	(2.7)	(3.4)	(2.7)
Common equities	(8.2)	(57.1)	(69.7)	(94.4)

	(21.6)	(71.4)	(96.0)	(160.5)

Net Realized Gains /(Losses) on Securities:
Available-for-Sale: Fixed maturities	2.6	31.5	69.2	15.8
Preferred stocks	1.2	(.9)	1.0	10.6
Common equities	(8.1)	(54.3)	(54.6)	(67.9)
Short-term Investments	—	—	.1	—

	$(4.3)	$(23.7)	$15.7	$(41.5)

Per share	$(.01)	$(.07)	$.05	$(.12)

Gross realized gains in the fixed income and preferred equity categories were primarily the result of sales of U.S. Treasury Notes, corporate debt, and commercial mortgage-backed securities generated by favorable movements in yields. Gains in the common equity category were primarily the result of rebalancing the equity-indexed portfolio and the sale of a portion of one private equity investment during the first quarter 2003.

Gross realized losses for the three months and nine months ending September 30, 2003, were primarily the result of four factors:

1.	Recognition of $0 and $6.2 million for the third quarter and year-to-date, respectively, of impairments in the fixed income category based on Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchases and Retained Beneficial Interest in Securitized Financial Assets,” which requires the Company to write-down certain structured debt securities to their current fair market value when the security demonstrates a significant adverse cash flow assumption change and is in an unrealized loss position;

2.	Recognition of other-than-temporary impairment (OTI) losses in the both the fixed income and common equity portfolios (see table);

3.	Sales of fixed income securities that had unfavorable yield movements generated $10.3 million for the third quarter 2003 and $14.5 year-to-date 2003; and

4.	Realizing $.1 million and $25.7 million for the third quarter and first nine months, respectively, of losses from rebalancing the common stock portfolio.

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

For fixed income investments with unrealized losses due to market or industry-related declines where the Company has the intent and ability to hold the investment for the period of time necessary to recover all or a significant portion of the investment’s original principal and interest obligation, declines are not deemed to qualify as other than temporary. The Company’s policy for common stocks with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for three consecutive quarters.

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

	Three Months			Nine Months

		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
	Write-	Securities	Held at	Write-	Securities	Held at
(millions)	downs	Sold	Period End	downs	Sold	Period End

2003
Fixed income	$2.2	$—	$2.2	$8.4	$2.3	$6.1
Common equities	8.2	—	8.2	44.1	6.4	37.7

Total portfolio	$10.4	$—	$10.4	$52.5	$8.7	$43.8

2002
Fixed income	$7.0	$—	$7.0	$32.7	$7.3	$25.4
Common equities	55.1	3.7	51.4	84.0	11.5	72.5

Total portfolio	$62.1	$3.7	$58.4	$116.7	$18.8	$97.9

The following table stratifies the gross unrealized losses in the Company’s portfolio at September 30, 2003, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

(millions)	Total Gross	Percent Decline in Investment Value
	Unrealized
Total Portfolio	Losses	>15%	>25%	>35%		>45%

Unrealized Loss for 1 Quarter	$16.8	$.4	$—	$—		$—
Unrealized Loss for 2 Quarters	14.2	.7	.5	.1		—
Unrealized Loss for 3 Quarters	6.0	3.1	2.9	.1	(1)	—
Unrealized Loss for > 3 Quarters	38.5	17.9	3.4	.9	(1)	.9	(1)

	$75.5	$22.1	$6.8	$1.1		$.9

(1) Amounts represent unrealized loss positions in the Company’s alternative portfolio, comprised primarily of private equity and mezzanine funds, and in its fixed income portfolio. Due to the nature of these investments, the Company employs a fundamental review to impairment analysis. At this time, there is no evidence of OTI as it relates to these investments.

For example, if the Company decided to write down all securities in an unrealized loss position in excess of three quarters where the securities decline in value exceeded 15% at the end of the period, the Company would recognize an additional $17.9 million of OTI losses in the income statement. These OTI losses would be $3.4 million if the threshold for market decline was greater than 25%.

Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks and returns of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company had no risk management derivatives at September 30, 2003 or 2002. The Company recognized no gains or losses during the third quarter and first nine months of 2003 or 2002 on risk management derivatives.

Derivative instruments may also be used for trading purposes or classified as trading. The Company has two derivative positions classified as trading securities, with a net market value of $1.8 million as of September 30, 2003. During the second and third quarter 2003, the Company sold default protection for a single credit using default swaps. The Company matched the notional value of these positions with Treasury securities with an equivalent principal value and maturity to replicate a cash bond position on an unleveraged basis. The derivative positions, including the Treasury securities, replace cash bonds held by the Company from the issuers and is expected to produce a higher total return. The net market value of the derivatives and the Treasury securities is $100.6 million as of September 30, 2003.

At September 30, 2002, the Company had one credit default protection instrument used for trading purposes with a net market value of approximately $(.1) million; this derivative was sold in the fourth quarter 2002. During the first nine months of 2002, the Company recognized a $.1 million loss on the net position.

As of September 30, 2003, the Company had open investment funding commitments of $26.2 million.

During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the nine months ended September 30, 2003, the Company’s largest single outstanding balance of repurchase commitments was $1.2 billion open for one business day, with an average daily balance of $493.5 million for the nine months ended September 30, 2003. The Company had no open repurchase commitments at September 30, 2003 and 2002. The Company earned income of $.8 million and $.7 million on repurchase commitments during the three months ended September 30, 2003 and 2002, respectively, and earned $1.7 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively.

FINANCIAL CONDITION

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 2003, operations generated a positive cash flow of $2.1 billion. During the third quarter 2003, the Company repurchased 1,526,507 Common Shares at an average cost of $69.06 per share, bringing the total year-to-date repurchases to 4,700,362 Common Shares, at an average cost of $63.46 per share. On April 18, 2003, the Board of Directors set the authorization to purchase the Company’s Common Shares to a 15 million share level, superceding the previous authorization set in April 1996; as of September 30, 2003, 12,131,493 shares remained available for repurchase under the current authorization.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth and scheduled debt payments. The Company’s existing debt covenants do not include any rating or credit triggers. Except for the open investment funding commitment and operating leases and service agreements discussed in the Company’s Management Discussion and Analysis and notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company does not have any off-balance-sheet leverage.

The Company is currently constructing call centers in Colorado Springs, Colorado and Tampa, Florida and an office building in Mayfield Village, Ohio. These three projects are expected to be completed in 2004 at an aggregate estimated total project cost of $138 million. These projects will be funded through operating cash flows. As a result of the Company’s continuing review of its real estate needs, in April 2003, the Board of Directors approved expenditures for real estate acquisitions in the amount of approximately $42 million, excluding the projects currently under construction, to support operations, including call center expansion. The Company expects to have a total of 19 vehicle claim service repair sites opened by the end of 2003, which includes the addition of 12 sites during the year (8 such sites have been opened through September 30, 2003). Earlier this year, the Company anticipated opening 20 new sites. The slower pace of the roll out is driven by a greater understanding of the logistics and real estate timing along with an increased understanding of the required fixed cost leverage.

In July 2003, the Company received notice from the Internal Revenue Service that the Joint Committee of Taxation of Congress had completed its review of a Federal income tax settlement agreed to by the Internal Revenue Service, primarily attributable to the amount of loss reserves deductible for tax purposes. As a result, the Company will receive an income tax refund of approximately $58 million, which is reflected as a tax recoverable as a component of the Company’s “Income Taxes” item on the balance sheet. In addition, as of September 30, 2003, the Company estimated that it will receive $30.8 million of interest; interest will continue to accrue thereafter until payment is received.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2003, the duration of the financial instruments subject to interest rate risk was 3.3 years, compared to 3.2 years at December 31, 2002. At September 30, 2003, the weighted average beta of the equity portfolio was 1.0, compared to .95 at December 31, 2002. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

See exhibit index on page 23.

(b) Reports on Form 8-K filed or furnished during the quarter ended September 30, 2003:

On July 16, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the three months and six months ended June 30, 2003.

On August 15, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the month of July 2003.

On August 22, 2003, the Company filed a Current Report on Form 8-K announcing the election of Bradley T. Sheares, Ph.D. to fill the vacancy on the Company’s Board of Directors.

On September 12, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the month of August 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: November 12, 2003	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Under	Form 10-Q			If Incorporated by Reference,
Reg. S-K,	Exhibit			Documents with Which Exhibit was
Item 601	Number		Description of Exhibit	Previously Filed with SEC

(12)	12		Computation of Ratio of Earnings to Fixed Charges	Contained in Exhibit Binder

(31)	31	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(31)	31	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(32)	32	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder

(32)	32	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Contained in Exhibit Binder