Form 10-K
period 2003-12-31
PROGRESSIVE CORP/OH/
filed 2004-03-04
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                   to

Commission file number	1-9518

THE PROGRESSIVE CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)

(440) 461-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  [✓] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                   [✓]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).         [✓] Yes [   ] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003: $14,489,967,235

The number of the Registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2004: 216,944,715

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2004, to be filed on or about March 8, 2004, and the Annual Report to Shareholders, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III and IV hereof.

INTRODUCTION

Portions of the information included in The Progressive Corporation’s Proxy Statement to be filed on or about March 8, 2004, for the Annual Meeting of Shareholders to be held on April 16, 2004 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The Progressive Corporation and subsidiaries’ (collectively, the “Company”) 2003 Annual Report to Shareholders (the “Annual Report”), which will be attached as an Appendix to the 2004 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1. BUSINESS

          (a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 68 subsidiaries, 1 mutual insurance company affiliate and 1 reciprocal insurance company affiliate. The Progressive Corporation’s insurance subsidiaries and affiliates provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. The Company’s property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. The Company’s non-insurance subsidiaries generally support the Company’s insurance and investment operations.

          (b) Financial Information About Industry Segments

Incorporated by reference from Note 9, Segment Information, beginning on page App.-B-19 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

          (c) Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $11.9 billion in 2003, compared to $9.5 billion in 2002 and $7.3 billion in 2001. The underwriting profit was 12.7% in 2003, 7.6% in 2002 and 4.8% in 2001.

Personal Lines

The Company’s Personal Lines segment writes insurance for private passenger automobiles and recreation and other vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific market or customer group. Personal Lines accounted for 88% of total net premiums written in 2003 and 2002 and 89% in 2001. The Company’s strategy is to become the low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.

Of the approximately 300 United States insurance companies/groups with annual private passenger auto insurance premiums over $5 million annually, the Company ranked third in size for 2002 based on net premiums written, and believes that it held this position for 2003. For 2003, the estimated industry net premiums written, for personal auto insurance in the United States and Canada, were $149.5 billion, and the Company’s share of this market was approximately 7.0%, compared to $139.6 billion and 6.0%, respectively, in 2002, and $127.9 billion and 5.1% in 2001. Except as otherwise noted, all industry data and the Company’s market share or ranking in the industry either were derived directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.

Private passenger automobile insurance is comprised of preferred, standard and nonstandard automobile risks and represents 93% of total Personal Lines net premiums written by the Company. The Company actively participates in the market for each of these risks, with the objective of offering an accurate rate for every risk. Volume potential is driven by the Company’s ability to price competitively, brand recognition and the actions of the Company’s competitors, among other factors. See “Competitive Factors” on page 10 of this report for further discussion.

The Company’s specialty Personal Lines products include insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items. These specialty products represent 7% of the Company’s total Personal Lines net premiums written and are primarily distributed by independent agents. Due to the nature of the products, the Company typically experiences higher losses during the warmer weather months. The Company’s competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company’s analysis of this market, the Company believes that it is one of the largest participants in the specialty personal lines market. The Company has been the market share leader for personal watercraft insurance since 2002, and has been the market share leader for the motorcycle product since 1998.

The Personal Lines business is generated either by an agent or broker, or written directly by the Company. The Agency channel includes business written by the Company’s network of more than 30,000 independent insurance agencies located throughout the United States, insurance brokers in several states and through strategic alliance business relationships. The independent insurance agents have the authority to bind the Company to specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain Company-mandated procedures. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agencies and brokers do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Agency channel also writes business through alliances with other insurance companies, financial institutions, employers and national brokerage agencies. In 2003, the total net premiums written through the Agency channel represented 69% of the Personal Lines volume, compared to 70% in 2002 and 71% in 2001.

Direct business includes business written through 1-800-PROGRESSIVE, online at progressive.com and on behalf of affinity groups. Net premiums written in the Direct business were 31%, 30% and 29% of the Personal Lines volume in 2003, 2002 and 2001, respectively.

The Company currently operates 19 vehicle claim service centers, including 12 new sites which were added during 2003. These sites, which are designed to provide end-to-end resolution for auto physical damage losses, are expected to improve efficiency, increase accuracy, reduce rework, improve repair cycle time and provide greater brand distinction. The Company continues to evaluate the operating performance and cost parameters of these sites to validate their effectiveness.

Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. The Company’s organization enables it to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. The Company’s business is organized into business areas: Agency, Direct, Claims, and Sales and Service. The Agency, Direct and Claims business areas are managed at a local level and divided into six regions. Each business has a Group President and a process team, with local managers at the state level. Sales and Service (which includes customer service calls, direct sales calls and claims loss reporting, among other services) is performed at six regional sites in Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Sacramento, California; Tampa, Florida; and Phoenix, Arizona.

The Company’s executive management team sets policy and makes key strategic decisions, and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer and Chief Human Resource Officer, as well as the Company’s four Group Presidents (Agency, Direct, Claims, and Sales and Service). The Group Presidents are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who select Progressive as their auto insurance carrier and buy policies through the distribution mode of their choice.

Commercial Auto

The Commercial Auto business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks owned by small businesses and represented 11% of the Company’s total net premiums written in both 2003 and 2002, compared to 9% in 2001. Although the Commercial Auto business differs from Personal Lines auto, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. The Company’s Commercial Auto business is primarily distributed through the independent agency channel. The Company competes for this business on a nationwide basis with approximately 200 other companies/groups (with net premiums written in excess of $5 million annually). The Company’s Commercial Auto Business ranked fourth in market share on a national basis in 2002, based on data reported by A.M. Best, and estimates that it moved into the third position for 2003.

Other Businesses

The Company’s other lines of business include the Professional Liability Group (PLG) and the Motor Carrier business unit. During 2003, the Company disbanded its Lender’s Collateral Protection Group (LCPG), since it ceased writing this business. These groups are organized by customer group, headquartered in Cleveland, Ohio and accounted for approximately 1% of total revenue in 2003. The choice of distribution channel is driven by each customer group’s buying preference and service needs. Distribution channels include independent agents, financial institutions, vehicle dealers and Company-employed sales forces. Distribution arrangements are individually negotiated between such intermediaries and the Company and are tailored to the specific needs of the customer group and the nature of the related financial or purchase transactions.

PLG’s principal products are liability insurance for directors and officers and financial institution bonds, the main product of which is employee dishonesty insurance. Its principal customers are community banks. Progressive shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program is sponsored by the American Bankers Association. The risk on these coverages is also reinsured by various entities. PLG represented less than one-fifth of one percent of the Company’s total 2003 net premiums written.

The Motor Carrier business unit primarily processes business for Commercial Auto Insurance Procedures (CAIP), which are state supervised plans serving the involuntary markets. The Motor Carrier business unit processes CAIP business in 25 states. As a CAIP servicing carrier, this business unit processes over 49% of the premiums in the CAIP market, which is growing in size. The business is written directly by the Company, but reinsured 100% through the CAIP plan; the Company monitors the CAIP plan for solvency. To the extent the Company fails to comply with contractual service standards, the Company would be restricted from ceding business to the CAIP plan. The Company competes with two other providers nationwide.

The Company ceased writing LCPG products during 2003. LCPG primarily provided physical damage insurance and related tracking services to protect the commercial or retail lender’s interest in collateral which was not otherwise insured against these risks. The principal product offered was collateral protection insurance for automobile lenders, which was sold to financial institutions and/or their customers. Commercial banks and finance companies were LCPG’s largest customer group for these services. This business also served savings and loan institutions and credit unions. During 2002, the Company lost some key accounts for these products and this business was unable to meet its profitability target. Management believes that exiting this line of business does not materially affect the Company’s financial condition, results of operations or cash flows. LCPG represented less than one-fourth of one percent of the Company’s total 2003 net premiums written.

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

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks or uncertainties develop into actual events, this could have a materially adverse effect on the Company’s business, financial condition or results of operations. In that case, the trading price of the Company’s Common Shares could decline materially.

The Company competes in the automobile insurance and other property-casualty markets, which are highly competitive.

The Company faces vigorous competition from large, well-capitalized national companies and smaller regional insurers. Other large national and international insurance or financial services companies may also enter these markets in the future. Many of these companies may have greater financial, marketing and management resources than the Company. In addition, competitors may offer consumers combinations of auto policies and other insurance products or financial services which the Company does not offer. The Company could be adversely affected by a loss of business to competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives.

The Company from time to time undertakes strategic initiatives to maintain and improve its competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from the Company’s and/or its competitors’ then-current or historical modes of doing business. As such, the Company’s innovations may entail a degree of risk and may not ultimately achieve anticipated business goals. In addition, these initiatives may be subject to challenge by regulators or private litigants and may disrupt the Company’s relationships with certain of its customers and business partners. If the Company is unable successfully to develop, plan and implement its strategic initiatives in these competitive, regulatory and legal environments, its business could be materially adversely affected.

Similarly, the Company undertakes distinctive advertising campaigns and other efforts to improve brand recognition and drive growth. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, the Company’s business could be materially adversely affected.

The highly competitive nature of the markets in which the Company competes could also result in the failure of one or more major competitors. In the event of a failure of a major competitor, the Company could be adversely affected, as the Company and other insurance companies would be required under state-mandated plans to absorb the losses of the failed insurer, and as the Company would be faced with an unexpected surge in new business from the failed insurer’s former policyholders.

The ability of the Company to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to the Company’s success.

In a time of growth, the Company must hire and train new employees, and retain current employees, as necessary to handle the resulting increase in new inquiries, applications, policies, customers and claims. The failure of the Company to meet targeted employment goals could result in the Company having to slow growth in the business units or markets that are affected. In addition, the failure to staff appropriately in the Company’s claims organization could result in decreased quality of claims work, which could also lower the Company’s operating margins.

If growth slows or reverses, the Company would be required to forecast the changing business environments (for multiple business units and in various geographic markets across the country) with reasonable accuracy and adjust its hiring programs and/or employment levels accordingly. In some circumstances, a reduction in force in one or more businesses or markets could be required. If the Company failed to recognize such changing operating environments, or was unable to reduce employment levels at the appropriate time, over-staffing could result, which could materially adversely affect the Company’s financial results.

The Company’s success also depends on its ability to attract, develop and retain talented executives and other key managers. The Company’s loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on the Company’s business.

The Company further believes that its success depends, in large part, on its ability to maintain and improve its staffing models and employee culture that have been developed over the years. The Company’s ability to do so may be impaired as a result of litigation against the Company, legislation or regulations at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of the Company’s workers could be adversely affected, which could lead to an erosion of the Company’s operating performance and margins.

The Company and its insurance subsidiaries are subject to a variety of complex federal and state laws and regulations.

The Company’s insurance businesses operate in a highly regulated environment. The Company’s insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on insurers. The subsidiaries’ ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to the Company’s success.

Certain states impose restrictions on or require prior regulatory approval of various actions by regulated insurers, which may adversely affect the insurance subsidiaries’ ability to operate, innovate and obtain necessary rate adjustments in a timely manner. The Company’s compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies (such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting and efforts to freeze, set or roll back insurance premium rates). As such, insurance laws and regulations may limit the insurance subsidiaries’ ability to underwrite and price risks accurately, prevent the subsidiaries from obtaining timely rate increases necessary to cover increased costs, and restrict the subsidiaries’ ability to discontinue unprofitable business or exit unprofitable markets. In addition, compliance with insurance-related laws and regulations often will result in increased administrative costs to the Company’s insurance subsidiaries. These results, in turn, may adversely affect the Company’s profitability or its ability or desire to grow its business in the applicable jurisdictions.

The failure to comply with these laws and regulations could also result in actions by regulators, fines and penalties, and in extreme cases, revocation of a subsidiary’s ability to do business in one or more jurisdictions. In addition, the Company and its subsidiaries can face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.

Moreover, new legislation or regulations may be adopted in the future which could adversely affect the Company’s operations or its ability to write business profitably in one or more states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company is unable to predict whether any such laws will be enacted and how and to what extent such laws and regulations would affect the Company’s businesses.

State insurance regulation may create risk and uncertainties for the Company’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 11 of this report.

Lawsuits challenging business practices of the Company, its competitors and other companies are pending and more may be filed in the future.

The Progressive Corporation and/or its subsidiaries are named as defendants in a number of putative class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits include cases alleging damages as a result of the use of after-market parts, total loss evaluation methodology, the use of alternative commissions, the use of credit in underwriting, the alleged “diminution in value” of vehicles which are involved in accidents, the methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims, policy implementation and renewal procedures, the classification of employees under federal and state wage and hour laws, among other matters. Other litigation may be filed against the Company and/or its subsidiaries in the future concerning these or other business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against the Company’s competitors and other businesses, and the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, the subsidiaries’ business operations.

Litigation is unpredictable, and the outcome of these cases is uncertain. Lawsuits against the Company routinely seek significant monetary damages from the Company. Moreover, as courts resolve individual or class action litigation in the insurance arena, a new layer of court-imposed regulation could result in material increases in the Company’s costs of doing business. Except to the extent the Company has established loss reserves with respect to particular cases that are currently pending, the Company is unable to predict the effect, if any, that these pending or future cases may have on the business, operations, profitability or financial condition of the Company. For further information on pending litigation, see Note 11, Litigation, beginning on page App.-B-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

The Company’s success depends on its ability to underwrite risks accurately and to charge adequate rates to policyholders.

The Company’s financial condition, cash flows and results of operations depend on the Company’s ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premium to offset losses, loss adjustment expenses and underwriting expenses and to earn a profit.

In order to price accurately, the Company must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulae; closely monitor and timely recognize changes in trend; and project both severity and frequency of losses with reasonable accuracy. The Company’s ability to undertake these efforts successfully, and as a result price accurately, is subject to a number of risks and uncertainties, including, without limitation:

•	availability of sufficient reliable data,

•	incorrect or incomplete analysis of available data,

•	uncertainties inherent in estimates and assumptions, generally,

•	selection and application of appropriate rating formulae or other pricing methodologies,

•	the Company’s ability to innovate with new pricing strategies, and the success of those innovations,

•	the Company’s ability to predict retention (e.g., policy life expectancy) accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in the Company’s claim settlement practices,

•	changing driving patterns,

•	unexpected inflation in the medical sector of the economy, and

•	unanticipated inflation in auto repair costs, auto parts prices and used car prices.

Such risks may result in the Company’s pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s operating results, financial condition and cash flow could be materially adversely affected.

The Company’s financial performance may also be materially adversely affected by severe weather conditions or other catastrophic losses.

The Company continues to be exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and other events, such as explosions, terrorist attacks, riots, hazardous material releases, utility outages or interruptions of communications facilities. The extent of insured losses from a catastrophe is a function of both the Company’s total insured exposure in the area affected by the event and the nature and severity of the event. In addition, the Company’s business could be further impaired if a significant portion of its business or systems were shut down by, or if the Company was unable to gain access to certain of its facilities as a result of, such an event. Most of the Company’s past catastrophe-related claims have resulted from severe storms. The incidence and severity of catastrophes are inherently unpredictable. When they occur with enough severity, the Company’s financial performance, cash flows or results of operations could be materially adversely affected.

The Company’s success depends on its ability to establish accurate loss reserves and to adjust claims accurately.

The Company’s financial statements include loss reserves, which represent the Company’s best estimate of the amounts that the subsidiaries will ultimately pay on claims, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which arises from a number of factors, including:

•	the lack of credible data,

•	the difficulty in predicting the rate of inflation and the rate and direction of changes in trend in various markets,

•	changes in medical and auto repair costs,

•	changes in governing statutes and regulations,

•	new or changing interpretations of insurance policy provisions by courts,

•	inconsistent decisions in lawsuits regarding coverage and changing theories of liability,

•	ongoing changes in the Company’s claim settlement practices,

•	the accuracy of estimates by the Company of the number or severity of claims that have been incurred but not reported as of the date of the financial statement,

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy of selected point estimates of total loss and loss adjustment expenses as determined by the Company’s employees for different categories of claims.

As a result of these and other risks and uncertainties, ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on the Company’s results of operations, liquidity or financial position. Further information on the Company’s loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 14 of this report, as well as the Company’s Report on Loss Reserving Practices, which was filed with the SEC on Form 8-K on June 27, 2003.

Likewise, the Company must accurately evaluate and pay claims that are made under its policies. Many factors affect the Company’s ability to pay claims accurately, including the training and experience of the Company’s claims representatives, the claims organization’s culture and the effectiveness of its management, the Company’s ability to develop or select and implement appropriate procedures and systems to support its claims functions, and other factors. The Company’s failure to pay claims accurately could result in unanticipated losses to the Company, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace and impair the Company’s brand image and, as a result, materially adversely affect the Company’s financial results and liquidity.

The Company’s business depends on the uninterrupted operation of its facilities, systems and business functions, including its information technology and other business systems.

The Company’s business is highly dependent upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour call centers, processing new and renewal business, and processing and paying claims. A shut-down of or inability to access one or more of the Company’s facilities, a power outage, or a failure of one or more of the Company’s information technology, telecommunications or other systems could significantly impair the Company’s ability to perform such functions on a timely basis. In addition, because the Company’s information technology and telecommunications systems interface with and depend on third party systems, the Company could experience service denials if demand for such service exceeds capacity or a third party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of the Company’s ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary corporate functions. This could result in a materially adverse effect on the Company’s business results and liquidity.

To help maintain functionality and reduce the risk of significant interruptions of its operations, the Company maintains back-up systems or facilities for certain of its principal systems and services; however, these measures may prove to be unsuccessful or inadequate against severe, multiple or prolonged service interruptions or against interruptions of systems where no back-up currently exists. In addition, the Company has established emergency management teams comprised of senior managers from various corporate functions who are responsible for responding to business disruptions and other risk events. The emergency management teams’ ability to respond successfully to certain of these events may be limited, depending on the nature of the event, the completeness and effectiveness of the Company’s plans to maintain business continuity upon the occurrence of such an event, and other factors which may be beyond the Company’s control. The Company maintains insurance on its real property and other physical assets, which includes coverage for losses due to business interruptions caused by covered property damage. However, this insurance will not compensate the Company for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunications systems failure that is unrelated to covered property damage; nor will such business interruption insurance necessarily compensate the Company for all losses resulting from covered events.

A security breach of the Company’s computer systems could also interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer information is misappropriated from its computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of the Company’s computer systems, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any well-publicized compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems, which could have a material, adverse effect on the Company’s business.

The performance of the Company’s fixed-income and equity investment portfolios are subject to investment risks.

The Company’s fixed-income portfolio is subject to a number of risks, including:

•	Interest rate risk – the risk of changes in the value of fixed-income securities as a result of movements in the underlying market rates of the securities held, which is the most significant risk to the fixed income portfolio,

•	Credit risk – the risk that the value of instruments held would be impaired due to the deterioration in financial condition of one or more issuers of those instruments,

•	Concentration risk – the risk that the portfolio could be too heavily concentrated in the securities of one or more issuers or sectors, resulting in a significant decrease in the value of the portfolio in the event of a deterioration of those issuers or their securities, and

•	Prepayment risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) – the risk that, as interests rates change, prepayment expectations of principal of such securities may change, adversely affecting the value of or income from such securities and the portfolio.

The common equity portfolio is managed to track the Russell 1000 index, and is generally subject to the risk of equity market volatility. A substantial decline in the value of the equities that make up the index would likely result in a substantial decline in the value of the Company’s equity portfolio.

In addition, both portfolios are subject to risks inherent in the nation’s and the world’s capital markets. The functioning of those markets, the values of the investments held by the Company and the Company’s ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national or international events including, without limitation, wars, terrorist attacks, recessions or depressions, a significant change in inflation expectations, a significant devaluation of governmental credit, currencies or financial markets, and other factors or events.

If the fixed-income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, the Company’s liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, the Company’s income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce the Company’s reported earnings and capital levels. A decrease in value of the Company’s investment portfolio could also put the Company’s insurance subsidiaries at risk of failing to satisfy regulatory capital requirements. If the Company was not at that time able to supplement its subsidiaries’ capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, the Company’s business could be materially adversely affected.

The Company’s insurance subsidiaries may be limited in the amount of dividends that they can pay to the Company, which in turn may limit the Company’s ability to pay dividends to shareholders, repay indebtedness or make capital contributions to subsidiaries or affiliates.

The Progressive Corporation is a holding company with no business operations of its own. Consequently, if the Company's subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, the holding company may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, or make capital contributions to or otherwise fund its subsidiaries or affiliates. Each subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

•	State insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus.

•	Competitive pressures require the Company’s insurance subsidiaries to maintain financial strength ratings.

•	In certain jurisdictions, prior approval must be obtained from state regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the Company.

Further information on state insurance laws and regulations which may limit the ability of the Company’s insurance subsidiaries to pay dividends can be found in Item 5(c), “Subsidiary Dividends,” on page 18 of this report.

The Company does not manage analysts’ or investors’ earnings expectations, and the Company announces its financial results on a monthly basis, which may result in stock price volatility.

The Company believes that shareholder value will be increased in the long run if the Company meets or exceeds certain financial goals and policies established by the Company. The Company does not manage its business to maximize short-term stock performance. The Company does not provide earnings estimates to the market and does not comment on earnings estimates by analysts. As a result, the Company’s reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the Company’s stock price.

The Company publicly announces its financial results on a monthly basis, in addition to the quarterly and annual public filings required by law. The Company believes that this level of reporting provides more timely disclosure to shareholders and potential investors, enabling them to enhance their understanding of the Company’s performance. Such reports, however, may disclose variation of results that investors might not see in quarterly reports. Consequently, investor reaction to such variation could result in significant volatility in the Company’s stock price.

Similarly, under applicable accounting rules, the Company may be required to record a significant loss or other adjustment to income in a specific monthly or quarterly reporting period in the event of a significant reserve adjustment, catastrophic loss, development(s) in litigation against the Company, other-than-temporary impairment write down of one or more investments, or other extraordinary events. In addition, the change in market value of certain derivative instruments the Company holds may also affect reported income. Such events may make the Company’s reported results appear volatile and could adversely affect the market for the Company’s stock.

Competitive Factors

The automobile insurance and other property-casualty markets in which the Company operates are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. The Company relies heavily on technology and extensive data gathering and analysis to segment markets and price according to risk potential. The Company has remained competitive by closely managing expenses and achieving operating efficiencies, and by refining its risk measurement and price segmentation skills. Superior customer service, claims adjusting and strong brand recognition are also important factors in the Company’s competitive strategy.

State Insurance Licenses

The Company’s insurance subsidiaries operate under licenses issued by various insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kinds of insurance coverages that may be written in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to the subsidiaries’ businesses are in good standing.

Insurance Regulation

The insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company’s insurance subsidiaries and affiliates are domiciled in the states of Arizona, Colorado, Florida, Louisiana, Michigan, Mississippi, New York, Ohio, Pennsylvania, Texas, Washington and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “use and file” to prior approval to mandated rates.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The Company intends to begin a process to slowly increase operating leverage through a higher rate of net premiums to surplus in its agency, direct and commercial insurance subsidiaries where permitted. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit the cancellation or non-renewal of policies and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

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

In a number of states, the Company’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act (FCRA) and the Company’s data demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate impact on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact of extraordinary life events (i.e., catastrophic injury or death of a spouse), and concerns about the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. Also, Congress recently mandated that the federal government conduct a disparate impact study of the use of credit. It is possible that Congress may enact further legislation affecting the use of credit in underwriting and rating following completion of that study.

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

Statutory Accounting Principles

The Company’s results are reported in accordance with generally accepted accounting principles (GAAP), which differ from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Primarily, under GAAP:

1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2.	Certain assets are included in the consolidated balance sheets, but are charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

3.	Amounts related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4.	Fixed maturities securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the specific type of security, as required by SAP. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.

5.	The differing treatment of income and expense items results in a corresponding difference in federal income tax expense. Both current and deferred taxes are recognized in the income statement for GAAP, while deferred taxes are posted directly to surplus for SAP.

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company’s investment portfolio, at market value, was $12.5 billion at December 31, 2003, compared to $10.3 billion at December 31, 2002. Investment income is affected by shifts in the type and quality of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains/losses on securities, before expenses and taxes, was $478.0 million in 2003, compared to $376.6 million in 2002 and $301.7 million in 2001. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-B-24 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2003, was 25,834.

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

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 2003, 2002 and 2001 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2003	2002	2001

Balance at January 1	$3,813.0	$3,238.0	$2,986.4
Less reinsurance recoverables on unpaid losses	180.9	168.3	201.1

Net balance at January 1	3,632.1	3,069.7	2,785.3

Incurred related to:
Current year	7,696.5	6,295.6	5,363.1
Prior years	(56.1)	3.5	(99.0)

Total incurred	7,640.4	6,299.1	5,264.1

Paid related to:
Current year	5,065.4	4,135.0	3,570.4
Prior years	1,860.7	1,601.7	1,409.3

Total paid	6,926.1	5,736.7	4,979.7

Net balance at December 31	4,346.4	3,632.1	3,069.7
Plus reinsurance recoverable on unpaid losses	229.9	180.9	168.3

Balance at December 31	$4,576.3	$3,813.0	$3,238.0

During 2003 and 2001, the Company experienced $56.1 million and $99.0 million, respectively, of favorable loss reserve development, compared to $3.5 million of unfavorable development in 2002. In addition to the favorable claims settlement during 2003, the Company benefited from a change in its estimate of the Company’s future operating losses due to business assigned from the New York Automobile Insurance Plan. During 2002, the Company made no significant change to the estimate of loss reserves recorded in prior years. The favorable development in 2001 is primarily attributable to the settlement of claims at less than amounts reserved and primarily relates to the 2000 accident year. The Company conducts extensive reviews each month on portions of its business to help ensure that the Company is meeting its objective of having reserves that are adequate, with minimal variation.

The anticipated effect of inflation is explicitly considered when estimating liabilities for losses and LAE. In addition, the Company takes into account the projected increase in average severities of claims, which is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, inflation, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED	1993	1994[3]	1995	1996	1997	1998

LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$1,347.2	$1,432.9	$1,610.5	$1,800.6	$2,146.6	$2,188.6
LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	334.8	334.2	296.1	267.7	279.1	242.8

LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$1,012.4	$1,098.7	$1,314.4	$1,532.9	$1,867.5	$1,945.8
PAID (CUMULATIVE) AS OF:
One year later	417.0	525.3	593.0	743.6	922.0	1,082.8
Two years later	589.8	706.4	838.9	1,034.5	1,289.6	1,487.9
Three years later	664.1	810.6	960.1	1,266.1	1,474.9	1,680.6
Four years later	709.9	857.1	1,057.1	1,351.1	1,554.1	1,785.7
Five years later	729.8	892.7	1,092.5	1,384.0	1,596.7	1,836.4
Six years later	742.2	909.7	1,106.3	1,399.9	1,618.2	—
Seven years later	752.8	917.1	1,112.3	1,408.9	—	—
Eight years later	757.4	919.7	1,117.6	—	—	—
Nine years later	759.1	922.6	—	—	—	—
Ten years later	761.0	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	869.9	1,042.1	1,208.6	1,429.6	1,683.3	1,916.0
Two years later	837.8	991.7	1,149.5	1,364.5	1,668.5	1,910.6
Three years later	811.3	961.2	1,118.6	1,432.3	1,673.1	1,917.3
Four years later	794.6	940.6	1,137.7	1,451.0	1,669.2	1,908.2
Five years later	782.9	945.5	1,153.3	1,445.1	1,664.7	1,919.0
Six years later	780.1	952.7	1,150.1	1,442.0	1,674.5	—
Seven years later	788.6	952.6	1,146.2	1,445.6	—	—
Eight years later	787.5	949.7	1,147.4	—	—	—
Nine years later	787.0	950.9	—	—	—	—
Ten years later	787.7	—	—	—	—	—
CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)	$224.7	$147.8	$167.0	$87.3	$193.0	$26.8
PERCENTAGE[2]	22.2	13.5	12.7	5.7	10.3	1.4
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$1,036.4	$1,200.4	$1,394.0	$1,714.6	$1,932.9	$2,147.7
LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	248.7	249.5	246.6	269.0	258.4	228.7

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE[1] - NET	$787.7	$950.9	$1,147.4	$1,445.6	$1,674.5	$1,919.0
GROSS CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)	$310.8	$232.5	$216.5	$86.0	$213.7	$40.9

[Additional columns below]

[Continued from above table, first column(s) repeated]

YEAR ENDED	1999	2000	2001	2002	2003

LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$2,416.2	$2,986.4	$3,238.0	$3,813.0	$4,576.3
LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	216.0	201.1	168.3	180.9	229.9

LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$2,200.2	$2,785.3	$3,069.7	$3,632.1	$4,346.4
PAID (CUMULATIVE) AS OF:
One year later	1,246.5	1,409.3	1,601.7	1,860.7
Two years later	1,738.5	2,047.2	2,290.7	—
Three years later	2,001.4	2,355.0	—	—
Four years later	2,126.4	—	—	—
Five years later	—	—	—	—
Six years later	—	—	—	—
Seven years later	—	—	—	—
Eight years later	—	—	—	—
Nine years later	—	—	—	—
Ten years later	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	2,276.0	2,686.3	3,073.2	3,576.0
Two years later	2,285.4	2,708.3	3,024.2
Three years later	2,277.7	2,671.2	—	—
Four years later	2,272.3	—	—	—
Five years later	—	—	—	—
Six years later	—	—	—	—
Seven years later	—	—	—	—
Eight years later	—	—	—	—
Nine years later	—	—	—	—
Ten years later	—	—	—	—
CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)	$(72.1)	$114.1	$45.5	$56.1
PERCENTAGE[2]	(3.3)	4.1	1.5	1.5
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$2,482.6	$2,859.6	$3,190.1	$3,779.6
LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	210.3	188.4	165.9	203.6

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE[1] - NET	$2,272.3	$2,671.2	$3,024.2	$3,576.0
GROSS CUMULATIVE DEVELOPMENT:
CONSERVATIVE/(DEFICIENT)	$(66.4)	$126.8	$47.9	$33.4

1 Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

2 Cumulative development ÷ liability for unpaid losses and LAE - Net.

3 In 1994, based on a review of its total loss reserves, the Company eliminated its $71.0 million “supplemental reserve.”

The above table presents the development of balance sheet liabilities for 1993 through 2002. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that are unpaid at the balance sheet date, including losses that had been incurred but not reported. The table also presents the re-estimated liability for unpaid losses and LAE on a gross basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased, as more information about the claims becomes known for individual years. For example, as of December 31, 2003, the companies had paid $922.6 million of the currently estimated $950.9 million of losses and LAE that had been incurred through the end of 1994; thus an estimated $28.3 million of losses incurred through 1994 remain unpaid as of the current financial statement date.

The cumulative development represents the aggregate change in the estimates over all prior years. For example, the 1993 liability has developed conservatively by $224.7 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 14 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1996, but incurred in 1993, will be included in the cumulative development amount for years 1993, 1994 and 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The Company experienced continually favorable reserve development through 1998 primarily due to the decreasing bodily injury severity. From the fourth quarter 1993 continuously through the third quarter 1998, the Company’s bodily injury severity decreased each quarter when compared to the same quarter the prior year. This period of decreasing severity for the Company was not only longer than that experienced by the industry but also longer than any time in Progressive’s history. The adverse development in 2000, primarily for the 1999 accident year, reflects the Company’s inability to fully recognize the increasing loss trends that were emerging. The reserves established as of the end of each year assumed the current accident year’s severity to increase over the prior accident year’s estimate. As the experience continued to be evaluated at later dates, the realization of the decreased severity resulted in favorable reserve development.

During 1994, based on a review of the adequacy of its total loss reserves, the Company eliminated its $71.0 million “supplemental reserve.” Prior to 1994, the Company established case and IBNR reserves by product with the objective of being accurate to within plus or minus two percent. Pricing had been based on these estimates of reserves by product. Because the Company desired a very high degree of comfort that aggregate reserves were adequate, aggregate reserves were established near the upper end of the reasonable range of reserves, and the difference between such aggregate reserves and the midpoint of the reasonable range of case and IBNR reserves was called the “supplemental reserve.” The Company concluded, after examining its historical aggregate reserves, that the practice of setting aggregate reserves at the upper end of the range of reasonable reserves provided an unnecessarily high level of comfort. Even without the high level of comfort provided by the “supplemental reserve,” the Company’s reserves had generally been adequate. The Company believes that this change in the carried level of its reserves placed the Company more in line with the practices of other companies in the industry.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 15 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements, as filed with the state insurance departments. This development table differs from the development displayed in Schedule P, Part-2 due to the fact Schedule P, Part-2 excludes adjusting costs and reflects the change in the method of accounting for salvage and subrogation for 1994 and 1993.

          (d) Financial Information about geographic areas.

The Company operates throughout the United States. The Company ceased writing new business in Canada in 1999.

          (e) Available information.

The Company’s Web site is progressive.com. As soon as reasonably practicable, the Company makes all documents filed or furnished with the SEC, including its reports on Form 10-K, Form 10-Q and Form 8-K, and any amendement to these reports, available free of charge via its Web site at progressive.com/investors.

ITEM 2. PROPERTIES

The Company’s corporate headquarters office complex is located on a 42-acre parcel in Mayfield Village, Ohio. The Company also owns a 72-acre corporate office complex near the headquarters. Buildings on these two sites, which are owned by a subsidiary of the Company, contain approximately 1.4 million square feet in total.

The Company also owns seven other buildings in suburbs near the corporate office complexes, six buildings in Tampa, Florida, and a building in each of the following cities: Tempe, Arizona; Ft. Lauderdale, Florida; Albany, New York; Tigard, Oregon; Plymouth Meeting, Pennsylvania; and Austin, Texas. Three of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 1.6 million square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These facilities are occupied by the Company’s business units or other operations and are not segregated by industry segment.

The Company leases approximately 1.1 million square feet of office and warehouse space at various locations throughout the United States for its other business units and staff functions. In addition, the Company leases approximately 450 claims offices, consisting of approximately 2.9 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.

As the Company continues to grow, it expects that it will need additional space and is actively engaged in seeking out additional locations to meet its current and anticipated needs. The Company is currently constructing call centers in Colorado Springs, Colorado and Tampa, Florida and an office building in Mayfield Village, Ohio. These three projects are expected to be completed in 2004 at an aggregate estimated total project cost of $128 million. Further, during January 2004, the Company began leasing a call center in Phoenix, Arizona.

ITEM 3. LEGAL PROCEEDINGS

Incorporated by reference from Note 11, Litigation, beginning on page App.-B-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in Part III of this Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          (a) Market Information and Dividends

The Company’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.

					Dividends
Year	Quarter	High	Low	Close	Per Share

2003	1	$60.41	$46.25	$59.31	$.025
	2	76.38	59.66	73.10	.025
	3	75.81	64.25	69.11	.025
	4	84.68	69.11	83.59	.025

		$84.68	$46.25	$83.59	$.100

2002	1	$55.80	$46.75	$55.54	$.023
	2	60.49	54.64	57.85	.023
	3	57.77	44.75	50.63	.025
	4	58.30	48.79	49.63	.025

		$60.49	$44.75	$49.63	$.096

The closing price of the Company’s Common Shares on January 31, 2004 was $82.65.

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

          (b) Holders

There were 4,101 shareholders of record on January 31, 2004.

          (c) Subsidiary Dividends

Statutory policyholders’ surplus was $4.5 billion and $3.4 billion at December 31, 2003 and 2002, respectively. At December 31, 2003, $492.7 million of consolidated statutory policyholders’ surplus represented net admitted assets of the Company’s insurance subsidiaries and affiliates that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $967.2 million in 2004 without prior approval from regulatory authorities.

          (d) Securities authorized for issuance under equity compensation plans.

     The following information is set forth with respect to the equity compensation plan information at December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
	Number of Securities	Weighted-Average	Number of	Remaining Available
	to be Issued upon	Exercise Price of	Securities	for Future Issuance
	Exercise of	Outstanding	Awarded as	Under Equity
Plan Category	Outstanding Options	Options	Restricted Stock	Compensation Plans

Equity compensation plans approved by security holders:
Employee Plans:
2003 Incentive Plan	—	—	362,997	4,637,003

1995 Incentive Plan	6,936,145	$33.70	190,293	7,188,900

1989 Incentive Plan	1,788,892	17.79	—	—

Director Plans:
2003 Directors Equity Incentive Plan	—	—	16,102	333,898

1998 Directors’ Stock Option Plan	191,061	36.35	—	406,956

1990 Directors’ Stock Option Plan	120,000	17.21	—	—

Equity compensation plans not approved by security holders:
None	—	—	—	—

          (e) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares Purchased	Maximum Number of Shares That
	Total Number of	Average Price Paid per	as Part of Publicly Announced Plans	May Yet Be Purchased Under the
2003	Shares Purchased	Share	or Programs	Plans or Programs

January	400,000	$52.23	400,000	8,625,406
February	696,355	50.68	1,096,355	7,929,051
March[1]	735,500	58.82	1,831,855	7,193,551

April[1]	836,000	67.83	836,000	14,164,000
May	206,000	69.66	1,042,000	13,958,000
June	300,000	74.57	1,342,000	13,658,000
July	500,000	66.37	1,842,000	13,158,000
August	521,804	69.50	2,363,804	12,636,196
September	504,703	71.27	2,868,507	12,131,493
October	250,000	74.00	3,118,507	11,881,493
November	—	—	3,118,507	11,881,493
December	—	—	3,118,507	11,881,493

Total	4,950,362	$64.00

1In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares, superceding the previous authorization set in April 1996. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company.

ITEM 6. SELECTED FINANCIAL DATA

(millions - except per share amounts)

		For the years ended December 31,

	2003	2002	2001	2000	1999

Total revenues	$11,892.0	$9,294.4	$7,488.2	$6,771.0	$6,124.2
Net income	1,255.4	667.3	411.4	46.1	295.2
Per share:[1]
Net income[2]	5.69	2.99	1.83	.21	1.32
Dividends	.100	.096	.093	.090	.087
Total assets	16,281.5	13,564.4	11,122.4	10,051.6	9,704.7
Debt outstanding	1,489.8	1,489.0	1,095.7	748.8	1,048.6

1All per share amounts were adjusted for the April 22, 2002, 3-for-1 stock split.

2Presented on a diluted basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page App.-B-24 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the “Quantitative Market Risk Disclosures” section beginning on page App.-B-46 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of independent auditors, are incorporated by reference from the Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

In addition, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2004 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Election of Directors” in the Proxy Statement.

Information relating to executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience

Glenn M. Renwick	48	President and Chief Executive Officer since January 2001; Chief Executive Officer - Insurance Operations of the Company during 2000; Chief Technology Officer prior to March 2000; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, since March 2000

W. Thomas Forrester	55	Vice President since June 2001; Chief Financial Officer; Treasurer prior to July 2001

Charles E. Jarrett	46	Vice President since June 2001; Secretary since February 2001; Chief Legal Officer since November 2000; Partner at Baker & Hostetler LLP, which is the principal outside law firm of the Company, prior to November 2000

Jeffrey W. Basch	45	Vice President since December 1999; Chief Accounting Officer

Thomas A. King	44	Treasurer since April 2003; Investment Strategist from February 2001 to March 2003; Vice President since December 1999; Corporate Controller prior to February 2001

Alan R. Bauer	51	Group President of the Direct Business since January 2002; Internet Business Leader prior to December 2001

William M. Cody	41	Chief Investment Officer since February 2003; Portfolio Manager prior to February 2003

Susan Patricia Griffith	39	Chief Human Resource Officer since April 2002; Process Manager for Claims Central Services from January 2001 to April 2002; Regional Claims Consultant from December 1999 to December 2000; Regional Claims and Sales Manager for Pennsylvania prior to December 1999

Brian J. Passell	47	Group President of Claims since January 2002; Claims Business Leader prior to December 2001

Raymond M. Voelker	40	Chief Information Officer since April 2000; Information Technology Executive - Claims and Infrastructure Technologies from December 1999 to March 2000; Claims Technology Executive prior to December 1999

Name	Age	Offices Held and Last Five Years’ Business Experience

Richard H. Watts	49	Group President of Sales and Service since January 2002; Direct Business Leader from January 2000 to December 2001; General Manager of Northeast Ohio prior to January 2000

Robert T. Williams	47	Group President of the Agency Business since January 2002; Agency Business Leader from April 2000 to December 2001; Chief Pricing/Product Officer prior to April 2000

Section 16 (a) Beneficial Ownership Reporting Compliance. None

Audit Committee. Incorporated by reference from the “Audit Committee” section (which can be found in “Item 1- Election of Directors”) of the Proxy Statement.

Financial Expert. Incorporated by reference from the “Audit Committee Financial Expert “ section (which can be found in “Item 1- Election of Directors”) of the Proxy Statement

Code of Ethics. The Company’s Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other senior financial officers is available at: progressive.com/governance, or may be requested in print by writing to: The Progressive Corporation, Investor Relations, 6300 Wilson Mills Road, Box W33, Mayfield Village, Ohio 44143. The Company intends to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on the Company’s Internet website at: progressive.com/governance.

Shareholder-Proposed Candidate Procedures. In January 2004, the Nominating and Governance Committee of the Board of Directors approved new procedures for shareholders to recommend candidates for nomination to the Board. The description of those new procedures are incorporated by reference from the “Shareholder-Proposed Candidate Procedures” (which can be found in “Item 1- Election of Directors”) of the Proxy Statement.

Disclosures required by the New York Stock Exchange. The Company’s Corporate Governance Guidelines and Board Committee Charters (including charters for the Audit Committee, Compensation Committee, Investment and Capital Committee, and the Nominating and Governance Committee) are available at: progressive.com/governance, or may be requested in print by writing to: The Progressive Corporation, Investor Relations, 6300 Wilson Mills Road, Box W33, Mayfield Village, Ohio 44143.

The Company’s Code of Business Conduct and Ethics for Directors, Officers and Employees is available at: progressive.com/governance, or may be requested in print by writing to: The Progressive Corporation, Investor Relations, 6300 Wilson Mills Road, Box W33, Mayfield Village, Ohio 44143.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the section of the Proxy Statement entitled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy Statement entitled “Election of Directors - Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Auditor Information.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Listing of Financial Statements

The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2003 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

Report of Independent Auditors

Consolidated Statements of Income - For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Supplemental Information (Unaudited - Not covered by Report of Independent Auditors)

(a)(2)	Listing of Financial Statement Schedules

The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Auditors and Consent of Independent Auditors are included in Item 15(d):

Schedules

Schedule I - Summary of Investments - Other than Investments in Related Parties

Schedule II - Condensed Financial Information of Registrant

Schedule III - Supplementary Insurance Information

Schedule IV - Reinsurance

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations

Report of Independent Auditors

Consent of Independent Accountants

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

(a)(3)	Listing of Exhibits

See exhibit index contained herein at pages 39 to 46. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. (10)(D) through (10)(BF).

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter 2003:

On October 22, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the three months and nine months ended September 30, 2003.

On November 14, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the month of October 2003.

On December 12, 2003, the Company filed a Current Report on Form 8-K containing financial results of the Company for the month of November 2003.

(c)	Exhibits

The exhibits in response to this portion of Item 15 are submitted concurrently with this report.

(d)	Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2003

			Amount At Which
			Shown In The
Type of Investment	Cost	Market Value	Balance Sheet

Fixed Maturities:
Available-for-sale:
United States Government and government agencies and authorities	$1,307.9	$1,312.2	$1,312.2
States, municipalities and political subdivisions	2,841.7	2,930.2	2,930.2
Asset-backed securities	2,972.4	3,042.6	3,042.6
Foreign government obligations	13.9	14.6	14.6
Corporate and other debt securities	1,763.1	1,833.8	1,833.8

Total fixed maturities	8,899.0	9,133.4	9,133.4

Equity securities:
Common stocks:
Public utilities	126.8	154.8	154.8
Banks, trusts and insurance companies	366.0	451.5	451.5
Industrial, miscellaneous and all other	1,097.8	1,365.8	1,365.8
Nonredeemable preferred stocks	751.3	778.8	778.8

Total equity securities	2,341.9	2,750.9	2,750.9

Short-term investments	648.0	648.0	648.0

Total investments	$11,888.9	$12,532.3	$12,532.3

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders’ equity at December 31, 2003.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,

	2003	2002	2001

Revenues
Dividends from subsidiaries*	$533.5	$47.3	$462.1
Intercompany investment income*	12.6	21.6	19.7
Gain on sale of consolidated subsidiary	1.7	—	—

	547.8	68.9	481.8

Expenses
Interest expense	98.9	76.2	52.9
Other operating costs and expenses	5.2	2.4	4.7

	104.1	78.6	57.6

Operating income (loss) and income (loss) before income taxes and other items below	443.7	(9.7)	424.2
Income tax benefit	(35.7)	(21.5)	(13.3)

Income before equity in undistributed earnings of subsidiaries	479.4	11.8	437.5
Equity in undistributed net income (loss) of consolidated subsidiaries*	776.0	655.5	(26.1)

Net income	$1,255.4	$667.3	$411.4

*Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,

	2003	2002

ASSETS
Investment in non-consolidated affiliates	$.4	$.4
Investment in subsidiaries*	5,301.2	4,138.1
Receivable from subsidiary*	1,162.4	1,112.4
Intercompany receivable*	168.3	116.3
Other assets	37.0	20.1

TOTAL ASSETS	$6,669.3	$5,387.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$93.5	$60.7
Income taxes payable	61.4	75.6
Debt	1,483.8	1,483.0

Total liabilities	1,638.7	1,619.3

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 300.0 shares, issued 230.1, including treasury shares of 13.7 and 12.1)	216.4	218.0
Paid-in capital	688.3	584.7
Unamortized restricted stock	(28.9)	—
Accumulated other comprehensive income (loss):
Net unrealized appreciation of investment in equity securities of consolidated subsidiaries	418.2	162.4
Hedges on forecasted transactions	10.7	11.7
Foreign currency translation adjustment	(3.9)	(4.8)
Retained earnings	3,729.8	2,796.0

Total shareholders’ equity	5,030.6	3,768.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,669.3	$5,387.3

*Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,255.4	$667.3	$411.4
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of consolidated subsidiaries	(1,309.5)	(702.8)	(436.0)
Restricted stock amortization	0.8	—	—
Gain on sale of consolidated subsidiary	(1.7)	—	—
Changes in:
Intercompany receivable or payable	(52.0)	(48.3)	(46.7)
Accounts payable and accrued expenses	20.2	13.6	5.0
Income taxes	(14.2)	29.7	25.1
Tax benefits from exercise of stock options	44.0	19.3	24.4
Other, net	(18.6)	(2.9)	(1.1)

Net cash used in operating activities	(75.6)	(24.1)	(17.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(110.3)	(294.4)	(24.4)
Dividends received from consolidated subsidiaries	516.2	47.3	462.1
Proceeds from sale of consolidated subsidiary	8.2	—	—

Net cash provided by (used in) investing activities	414.1	(247.1)	437.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	50.0	22.6	26.0
Proceeds from debt	—	393.5	347.0
Receivable from subsidiary	(50.0)	90.5	(652.0)
Dividends paid to shareholders	(21.7)	(21.1)	(20.6)
Acquisition of treasury shares	(316.8)	(214.3)	(120.2)

Net cash provided by (used in) financing activities	(338.5)	271.2	(419.8)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant’s 2003 Annual Report, which is included as Exhibit 13 to this Form 10-K.

STATEMENTS OF CASH FLOWS — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $579.0 million in 2003, and $392.0 million and $127.3 million in 2002 and 2001, respectively. Total interest paid was $98.9 million for 2003 and $64.2 million for 2002 and $51.3 million in 2001. Non-cash activity includes the liability for deferred restricted stock compensation, the contribution of restricted stock from the Registrant to its subsidiaries and a $17.3 million stock dividend received from a consolidated subsidiary.

On April 22, 2002, the Registrant effected a 3-for-1 split of its Common Shares, $1.00 par value, in the form of a dividend to shareholders. In connection with this transaction, the Registrant transferred $147.0 million from retained earnings to the Common Share account. All per share and share amounts and stock prices were adjusted to give effect to the split. Treasury shares were not split.

DEBT — Debt at December 31 consisted of:

	2003		2002

		Market		Market
	Cost	Value	Cost	Value
(millions)
6.60% Notes due 2004 (issued: $200.0, January 1994)	$200.0	$200.3	$199.8	$208.1
7.30% Notes due 2006 (issued: $100.0, May 1996)	99.9	110.8	99.8	110.9
6.375% Senior Notes due 2012 (issued: $350.0, December 2001)	347.5	382.6	347.2	370.4
7% Notes due 2013 (issued: $150.0, October 1993)	148.8	171.0	148.7	165.5
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	294.0	312.5	294.0	295.8
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	393.6	408.8	393.5	432.2

	$1,483.8	$1,586.0	$1,483.0	$1,582.9

Debt includes amounts the Registrant has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. Market values are obtained from publicly quoted sources. Interest on all debt is payable semiannually and all principal is due at maturity. There are no restrictive financial covenants.

The 6.25% Senior Notes, the 6.375% Senior Notes and the 6 5/8% Senior Notes (collectively, “Senior Notes”) may be redeemed in whole or in part at any time, at the option of the Registrant, subject to a “make whole” provision. All other debt is noncallable.

In May 1990, the Registrant entered into a revolving credit arrangement with National City Bank, which is reviewed by the bank annually. Under this agreement, the Registrant has the right to borrow up to $10.0 million. By selecting from available credit options, the Registrant may elect to pay interest at rates related to the London interbank offered rate (LIBOR), the bank’s base rate or at a money market rate. A commitment fee is payable on any unused portion of the committed amount at the rate of .125% per annum. The Registrant had no borrowings under this arrangement at December 31, 2003 or 2002. This credit line was replaced by a new credit facility with National City Bank on January 27, 2004. The material terms of the new credit facility are the same as those of the prior arrangement, except that the Registrant may elect to pay interest at the prime rate or rates related to the LIBOR.

Aggregate principal payments on debt outstanding at December 31, 2003 are $200.0 for 2004, $0 million for 2005, $100.0 for 2006, $0 million for 2007, $0 in 2008 and $1.2 billion thereafter.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES — The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2003	2002	2001

Changes in unrealized gains (losses):
Available-for-sale: fixed maturities	$(68.7)	$227.1	$33.7
equity securities	462.2	(164.0)	46.1
Deferred income taxes	(137.7)	(22.2)	(27.8)

	$255.8	$40.9	$52.0

OTHER MATTERS — The information relating to incentive compensation plans is incorporated by reference from Note 8, Employee Benefit Plans, “Incentive Compensation Plans” beginning on page App.-B-16 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		Future
		policy		Other
		benefits,		policy
	Deferred	losses,		claims
	policy	claims and		and
	acquisition	loss	Unearned	benefits	Premium
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue

Year ended December 31, 2003:
Personal Lines					$10,051.0
Commercial Auto Business					1,226.7
Other businesses					63.3

Total	$412.3	$4,576.3	$3,894.7	$—	$11,341.0

Year ended December 31, 2002:
Personal Lines					$7,907.8
Commercial Auto Business					880.0
Other businesses					95.7

Total	$363.5	$3,813.0	$3,304.3	$—	$8,883.5

Year ended December 31, 2001:
Personal Lines					$6,493.8
Commercial Auto Business					552.3
Other businesses					115.7

Total	$316.6	$3,238.0	$2,716.7	$—	$7,161.8

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Benefits,	Amortization
		claims,	of deferred
		losses and	policy	Other	Net
	Investment	settlement	acquisition	operating	premiums
Segment	Income[1,2]	expenses	costs	expenses	written

Year ended December 31, 2003:
Personal Lines		$6,841.0	$1,098.3	$892.7	$10,502.8
Commercial Auto Business		768.9	140.7	102.9	1,357.7
Other businesses		30.5	10.1	14.5	52.9

Total	$465.3	$7,640.4	$1,249.1	$1,010.1	$11,913.4

Year ended December 31, 2002:
Personal Lines		$5,622.6	$903.5	$790.0	$8,362.5
Commercial Auto Business		622.2	100.7	77.1	1,002.9
Other businesses		54.3	27.4	7.1	86.6

Total	$455.2	$6,299.1	$1,031.6	$874.2	$9,452.0

Year ended December 31, 2001:
Personal Lines		$4,804.2	$774.3	$623.2	$6,476.4
Commercial Auto Business		389.8	64.9	51.9	665.7
Other businesses		70.1	25.7	11.8	118.0

Total	$413.6	$5,264.1	$864.9	$686.9	$7,260.1

1The Company does not allocate assets, liabilities or investment income to operating segments.

2Excluding investment expenses of $11.5 million in 2003 and 2002 and $12.7 million in 2001.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
		Other	Other		Assumed
Year Ended:	Gross Amount	Companies	Companies	Net Amount	to Net

December 31, 2003
Premiums earned:
Property and liability	$11,597.5	$256.5	$—	$11,341.0	—

December 31, 2002
Premiums earned:
Property and liability	$9,078.1	$194.7	$.1	$8,883.5	—

December 31, 2001
Premiums earned:
Property and liability	$7,299.0	$137.3	$.1	$7,161.8	—

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY — CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment		Paid Losses and
	Expenses Incurred Related to		Loss Adjustment Expenses

Year Ended	Current Year	Prior Years

December 31, 2003	$7,696.5	$(56.1)	$6,926.1

December 31, 2002	$6,295.6	$3.5	$5,736.7

December 31, 2001	$5,363.1	$(99.0)	$4,979.7

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 32, for the additional information required in Schedule VI.

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders,
The Progressive Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 21, 2004, in the Annual Report to Shareholders, which is included as an Appendix to The Progressive Corporation’s 2004 Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
January 21, 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
The Progressive Corporation:

We hereby consent to the incorporation by reference in the Registration Statements on:

Form	Filing No.	Filing Date

S-8	333-104646	April 21, 2003
S-8	333-104653	April 21, 2003
S-3	333-100674	October 22, 2002
S-8	333-41238	July 12, 2000
S-8	333-51613	May 1, 1998
S-8	333-25197	April 15, 1997
S-8	33-57121	December 29, 1994
S-8	33-64210	June 10, 1993
S-8	33-51034	August 20, 1992
S-8	33-38793	February 4, 1991
S-8	33-37707	November 9, 1990
S-8	33-33240	January 31, 1990
S-8	33-16509	August 14, 1987

of The Progressive Corporation of our report dated January 21, 2004 relating to the financial statements, which appears in the Annual Report to Shareholders, which is included as an Appendix to The Progressive Corporation’s 2004 Proxy Statement, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 21, 2004 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 1, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

March 4, 2004	BY:	/s/ Glenn M. Renwick

Glenn M. Renwick Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	March 4, 2004

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	March 4, 2004

/s/ W. Thomas Forrester W. Thomas Forrester	Vice President and Chief Financial Officer	March 4, 2004

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 4, 2004

* Milton N. Allen	Director	March 4, 2004

* B. Charles Ames	Director	March 4, 2004

* Charles A. Davis	Director	March 4, 2004

* Stephen R. Hardis	Director	March 4, 2004

* Bernadine P. Healy, M.D.	Director	March 4, 2004

* Jeffrey D. Kelly	Director	March 4, 2004

* Philip A. Laskawy	Director	March 4, 2004

* Norman S. Matthews	Director	March 4, 2004

* Donald B. Shackelford	Director	March 4, 2004

* Bradley T. Sheares, Ph.D.	Director	March 4, 2004

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By	/s/ Charles E. Jarrett	March 4, 2004

Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(3)(i)	3(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation (“Progressive”)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(d) therein)

(3)(ii)	3(B)	Code of Regulations of Progressive	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(e) therein)

(4)	4(A)	$10,000,000 Unsecured Line of Credit with National City Bank (dated May 23, 1990; renewed May 20, 1992; amended February 1, 1994 and May 1, 1997)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 4(A) therein)

(4)	4(B)	$10,000,000 Commercial Note: Revolving Credit with National City Bank (dated January 27, 2004)	Filed herewith

(4)	4(C)	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed with SEC on March 31, 1998; Exhibit 4.1 therein)

(4)	4(D)	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 27, 1999; Exhibit 4(H) therein)

(4)	4(E)	Form of 6.60% Notes due 2004 issued in the aggregate principal amount of $200,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; Exhibit 4(H) therein)

(4)	4(F)	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (filed with SEC on March 15, 1996; Exhibit 4.2 therein)

(4)	4(G)	Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 4(J) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(4)	4(H)	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee, supplementing and amending the 1993 Senior Indenture	Filed herewith

(4)	4(I)	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

(4)	4(J)	Third Supplemental Indenture dated December 7, 2001 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (filed with SEC on December 10, 2001; Exhibit 4.5 therein)

(4)	4(K)	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed with SEC on December 10, 2001; Exhibit 4.6 therein)

(4)	4(L)	Fourth Supplemental Indenture dated November 21, 2002 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.6 therein)

(4)	4(M)	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.7 therein)

(10)(ii)	10(A)	Aircraft Management Agreement dated April 23, 1999, between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 30, 2000; Exhibit 10(E) therein)

(10)(ii)	10(B)	Hangar Sharing Agreement dated as of June 1, 2002 between Progressive Casualty Insurance Company and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(B) therein)

(10)(ii)	10(C)	Reimbursement Agreement dated December 23, 2002 between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(C) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(D)	The Progressive Corporation 2002 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 28, 2002; Exhibit 10(G) therein)

(10)(iii)	10(E)	The Progressive Corporation 2003 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(F) therein)

(10)(iii)	10(F)	The Progressive Corporation 2004 Gainsharing Plan	Filed herewith

(10)(iii)	10(G)	2003 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(G) therein)

(10)(iii)	10(H)	2004 Progressive Capital Management Bonus Plan	Filed herewith

(10)(iii)	10(I)	The Progressive Corporation 1999 Executive Bonus Plan (as amended on January 31, 2003)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10(J)	The Progressive Corporation 2004 Executive Bonus Plan	Filed herewith

(10)(iii)	10(K)	The Progressive Corporation 2004 Information Technology Incentive Plan	Filed herewith

(10)(iii)	10(L)	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Annual Report on Form 10-K (filed with SEC on March 27, 1999; Exhibit 10(H) therein)

(10)(iii)	10(M)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(R) therein)

(10)(iii)	10(N)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(S) therein)

(10)(iii)	10(O)	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; Exhibit 10(P) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(P)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(M) therein)

(10)(iii)	10(Q)	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(T) therein)

(10)(iii)	10(R)	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10(S)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10(T)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(c) therein)

(10)(iii)	10(U)	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10(V)	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Filed herewith

(10)(iii)	10(W)	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10(X)	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(A) therein)

(10)(iii)	10(Y)	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Filed herewith

(10)(iii)	10(Z)	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(AA)	The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement	Filed herewith

(10)(iii)	10(AB)	The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit (10(B) therein)

(10)(iii)	10(AC)	The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement	Filed herewith

(10)(iii)	10(AD)	The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(C) therein)

(10)(iii)	10(AE)	The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement	Filed herewith

(10)(iii)	10(AF)	The Progressive Corporation Executive Deferred Compensation Trust (December 1, 1998 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 27, 1999; Exhibit 10(P) therein)

(10)(iii)	10(AG)	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(I) therein)

(10)(iii)	10(AH)	The Progressive Corporation Directors Restricted Stock Deferral Plan	Filed herewith

(10)(iii)	10(AI)	The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Filed herewith

(10)(iii)	10(AJ)	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on From 10-K (filed with SEC on March 14, 2003; Exhibit 10(T) therein)

(10)(iii)	10(AK)	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(U) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(AL)	The Progressive Corporation Executive Separation Allowance Plan	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(I) therein)

(10)(iii)	10(AM)	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(M) therein)

(10)(iii)	10(AN)	Agreement dated May 16, 2001 between The Progressive Corporation and Glenn Renwick	Quarterly Report on Form 10-Q (filed with SEC on August 13, 2001; Exhibit 10(A) therein)

(10)(iii)	10(AO)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(A) therein)

(10)(iii)	10(AP)	Amendment to Employment Agreement between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(A) therein)

(10)(iii)	10(AQ)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(B) therein)

(10)(iii)	10(AR)	Amendment to Employment Agreement between the Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(B)

(10)(iii)	10(AS)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(C) therein)

(10)(iii)	10(AT)	Amendment to Employment Agreement between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(C) therein)

(10)(iii)	10(AU)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(D) therein)

(10)(iii)	10(AV)	Amendment to Employment Agreement between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(D) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10(AW)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Richard H. Watts	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(E) therein)

(10)(iii)	10(AX)	Amendment to Employment Agreement between The Progressive Corporation and Richard H. Watts	Quarterly Report on form 10-Q (filed with SEC on August 14, 2003, Exhibit 10(E) therein)

(10)(iii)	10(AY)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(F) therein)

(10)(iii)	10(AZ)	Amendment to Employment Agreement between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(F) therein)

(10)(iii)	10(BA)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(G) therein)

(10)(iii)	10(BB)	Amendment to Employment Agreement between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003, Exhibit 10(G) therein)

(10)(iii)	10(BC)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(H) therein)

(10)(iii)	10(BD)	Amendment to Employment Agreement between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10(BE)	Employment Agreement dated April 21, 2003 between the Progressive Corporation and S. Patricia Griffith	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(I) therein)

(10)(iii)	10(BF)	Employment Agreement dated April 21, 2003 between the Progressive Corporation and William M. Cody	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(J) therein)

(11)	11	Computation of Earnings Per Share	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(13)	13	The Progressive Corporation 2003 Annual Report to Shareholders	Filed herewith

(21)	21	Subsidiaries of The Progressive Corporation	Filed herewith

(23)	23	Consent of Independent Accountants	Incorporated herein by reference to page 36 of this Annual Report on Form 10-K

(24)	24	Powers of Attorney	Filed herewith

(31)	31(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.