Form 10-Q
period 2004-03-31
PROGRESSIVE CORP/OH/
filed 2004-05-10
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2004

or

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______  to ________

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

Common Shares, $1.00 par value: 217,407,029 outstanding at April 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
 (unaudited)

Three Months Ended March 31,	2004	2003	% Change
(millions - except per share amounts)
Revenues
Net premiums earned	$3,093.5	$2,598.3	19
Investment income	114.9	116.0	(1)
Net realized gains (losses) on securities	59.5	(3.1)	NM
Service revenues	12.6	8.8	43
Other income (expense)	(.2)	—	NM

Total revenues	3,280.3	2,720.0	21

Expenses
Losses and loss adjustment expenses	1,962.1	1,733.5	13
Policy acquisition costs	334.0	287.7	16
Other underwriting expenses	276.2	232.2	19
Investment expenses	3.3	3.3	—
Service expenses	5.5	5.9	(7)
Interest expense	20.5	24.1	(15)

Total expenses	2,601.6	2,286.7	14

Net Income
Income before income taxes	678.7	433.3	57
Provision for income taxes	218.7	141.8	54

Net income	$460.0	$291.5	58

Computation of Earnings Per Share
Basic:
Average shares outstanding	216.4	217.9	(1)

Per share	$2.13	$1.34	59

Diluted:
Average shares outstanding	216.4	217.9	(1)
Net effect of dilutive stock-based compensation	3.6	3.4	6

Total equivalent shares	220.0	221.3	(1)

Per share	$2.09	$1.32	59

Dividends per Share	$.025	$.025	—

NM = Not Meaningful

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
 (unaudited)

	March 31,		December 31,
(millions)	2004	2003	2003
			(audited)
Assets
Investments:
Available-for-sale:
Fixed maturities, at market (amortized cost: $9,008.6, $7,290.0 and $8,899.0)	$9,297.3	$7,556.7	$9,133.4
Equity securities, at market
Preferred stocks (cost: $804.7, $747.0 and $751.3)	832.8	775.4	778.8
Common equities (cost: $1,600.1, $1,588.3 and $1,590.6)	2,004.0	1,499.5	1,972.1
Short-term investments, at amortized cost (market: $1,113.6, $828.3 and $648.0)	1,113.6	828.3	648.0

Total investments	13,247.7	10,659.9	12,532.3
Cash	23.1	23.3	12.1
Accrued investment income	96.8	80.0	97.4
Premiums receivable, net of allowance for doubtful accounts of $62.9, $54.4 and $66.8	2,248.2	1,938.6	2,079.6
Reinsurance recoverables, including $52.3, $36.7 and $41.4 on paid losses	294.5	227.1	271.3
Prepaid reinsurance premiums	120.1	101.6	114.7
Deferred acquisition costs	434.5	390.5	412.3
Income taxes	—	163.4	81.6
Property and equipment, net of accumulated depreciation of $498.3, $412.3 and $476.4	616.0	509.2	584.7
Other assets	81.0	60.4	95.5

Total assets	$17,161.9	$14,154.0	$16,281.5

Liabilities and Shareholders’ Equity
Unearned premiums	$4,083.9	$3,590.2	$3,894.7
Loss and loss adjustment expense reserves	4,703.9	3,908.9	4,576.3
Accounts payable, accrued expenses and other liabilities	1,386.0	1,212.1	1,290.1
Income taxes	156.4	—	—
Debt	1,289.9	1,489.2	1,489.8

Total liabilities	11,620.1	10,200.4	11,250.9

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 300.0, issued 230.1, including treasury shares of 12.6, 13.1 and 13.7)	217.5	217.0	216.4
Paid-in capital	755.3	607.4	688.3
Unamortized restricted stock	(65.5)	—	(28.9)
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	468.5	134.1	418.2
Net unrealized gains on forecasted transactions	10.5	11.4	10.7
Foreign currency translation adjustment	(3.9)	(4.8)	(3.9)
Retained earnings	4,159.4	2,988.5	3,729.8

Total shareholders’ equity	5,541.8	3,953.6	5,030.6

Total liabilities and shareholders’ equity	$17,161.9	$14,154.0	$16,281.5

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
 (unaudited)

Three Months Ended March 31,	2004	2003
(millions)
Cash Flows From Operating Activities
Net income	$460.0	$291.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.8	20.2
Amortization of fixed maturities	38.4	14.1
Amortization of restricted stock	4.7	—
Net realized (gains) losses on securities	(59.5)	3.1
Changes in:
Unearned premiums	189.2	285.9
Loss and loss adjustment expense reserves	127.6	95.9
Accounts payable, accrued expenses and other liabilities	95.9	29.2
Prepaid reinsurance premiums	(5.4)	(4.9)
Reinsurance recoverables	(23.2)	(11.4)
Premiums receivable	(168.6)	(195.8)
Deferred acquisition costs	(22.2)	(27.0)
Income taxes	210.9	71.1
Tax benefit from exercise/vesting of stock-based compensation	15.3	14.9
Other, net	14.6	(19.2)

Net cash provided by operating activities	900.5	567.6
Cash Flows From Investing Activities
Purchases:
Available-for-sale: fixed maturities	(1,931.2)	(3,294.1)
equity securities	(229.1)	(439.0)
Sales:
Available-for-sale: fixed maturities	1,659.0	3,257.3
equity securities	129.4	111.4
Maturities, paydowns, calls and other:
Available-for-sale: fixed maturities	170.6	179.7
equity securities	50.0	8.8
Net purchases of short-term investments	(465.6)	(260.5)
Net unsettled security transactions	(13.1)	(7.2)
Purchases of property and equipment	(54.2)	(26.3)

Net cash used in investing activities	(684.2)	(469.9)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	25.9	13.6
Payment of debt	(200.0)	—
Dividends paid to shareholders	(5.4)	(5.4)
Acquisition of treasury shares	(25.8)	(99.5)

Net cash used in financing activities	(205.3)	(91.3)

Increase in cash	11.0	6.4
Cash, January 1	12.1	16.9

Cash, March 31	$23.1	$23.3

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
 (unaudited)

Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements reflect all normal recurring adjustments which were, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the results expected for the full year.

Note 2 Stock-Based Compensation — The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to account for its stock compensation activity in the financial statements. Prior to January 1, 2003, the Company followed the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option activity.

The change to the fair value method of accounting was applied prospectively to all non-qualified stock option awards granted, modified, or settled after January 1, 2003. No stock options were granted after December 31, 2002. As a result, there is no compensation cost for stock options included in net income for 2003 or 2004; however, compensation expense would have been recognized if the fair value method had been used for all awards since the original effective date of SFAS 123 (January 1, 1995). Prior to 2003, the Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and therefore, under APB 25, no compensation expense was recorded.

In 2003, the Company began issuing restricted stock awards. Compensation expense for restricted stock awards is recognized over their respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.

See Item 5-Other Information in Part II of this Form 10-Q for details regarding the restricted stock awards granted by the Company during 2004.

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

	Three months
	Ended
	March 31,
(millions, except per share amounts)	2004	2003
Net income, as reported	$460.0	$291.5
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1.4)	(1.9)

Net income, pro forma	$458.6	$289.6

Earnings per share
Basic – as reported	$2.13	$1.34
Basic – pro forma	2.12	1.33
Diluted – as reported	$2.09	$1.32
Diluted – pro forma	2.09	1.31

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $54.0 million and $56.0 million during the three months ended March 31, 2004 and 2003, respectively. Total interest paid was $27.7 million for both the three months ended March 31, 2004 and 2003. Non-cash activity includes the liability for deferred restricted stock compensation and the changes in net unrealized appreciation on investment securities.

Note 4 Debt — Debt at March 31 consisted of:

	2004		2003
		Market
(millions)	Cost	Value	Cost	Market Value
6.60% Notes due 2004	$—	$—	$199.8	$207.3
7.30% Notes due 2006	99.9	110.9	99.8	112.3
6.375% Senior Notes due 2012	347.5	395.2	347.3	378.0
7% Notes due 2013	148.8	177.0	148.8	169.0
6 5/8% Senior Notes due 2029	294.1	323.6	294.0	303.6
6.25% Senior Notes due 2032	393.6	420.6	393.5	416.4
Other Debt	6.0	6.0	6.0	6.0

	$1,289.9	$1,433.3	$1,489.2	$1,592.6

Note 5 Comprehensive Income — Total comprehensive income was $510.1 million and $262.9 million for the quarters ended March 31, 2004 and 2003, respectively.

Note 6 Dividends — On March 31, 2004, the Company paid a quarterly dividend of $.025 per Common Share to shareholders of record as of the close of business on March 12, 2004. The Board of Directors declared the dividend on January 31, 2004.

On April 16, 2004, the Board of Directors declared a quarterly dividend of $.025 per Common Share. The dividend is payable June 30, 2004, to shareholders of record as of the close of business on June 11, 2004.

Note 7 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The Commercial Auto business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks owned by small businesses. The Company’s other businesses primarily include directors’ and officers’ liability insurance and processing business for Commercial Auto Insurance Procedures (CAIP), which are state-supervised plans serving the involuntary market. The other businesses are also managing the wind-down of the Company’s lender’s collateral protection program. All revenues are generated from external customers.

Periods ended March 31,

	2004		2003
		Pretax
		Profit		Pretax
(millions)	Revenues	(Loss)	Revenues	Profit (Loss)
Personal Lines – Agency	$1,871.4	$294.5	$1,600.5	$209.8
Personal Lines – Direct	865.9	138.7	707.1	93.8

Total Personal Lines[1]	2,737.3	433.2	2,307.6	303.6
Commercial Auto Business	346.8	87.8	272.7	43.6
Other businesses[2]	21.8	7.1	26.8	.6
Investments[3]	174.4	171.1	112.9	109.6
Interest Expense	—	(20.5)	—	(24.1)

	$3,280.3	$678.7	$2,720.0	$433.3

1Personal automobile insurance accounted for 94% of the total Personal Lines segment net premiums earned in the first quarters of 2004 and 2003.

2For 2004, both revenues and pretax profit include $(.2) million related to the over-accrual of estimated interest on an income tax refund the Company received in February 2004.

3Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

Note 8 Litigation —The Company is named as defendant in various lawsuits arising out of its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves.

In addition, the Company is named as defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of consumer reports, such as credit reports, in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the use of preferred provider rates for payment of personal injury protection claims, the use of automated database vendors to assist in evaluating certain first party bodily injury claims, offering alternative commission programs or the alleged diminution of value to vehicles which are involved in accidents, and cases challenging other aspects of the Company’s claims and marketing practices and business operations, including worker classification issues.

The Company plans to contest the outstanding suits vigorously, but may pursue settlement negotiations in appropriate cases. In accordance with generally accepted accounting principles (GAAP), the Company has established accruals for lawsuits as to which the Company has determined that it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. Pursuant to GAAP, the Company has not established reserves for those lawsuits where the loss is not probable and/or the Company is currently unable to estimate the potential exposure.

Based on currently available information, the Company believes that its reserves for these lawsuits are reasonable. However, if any one or more of these lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material impact on the Company’s financial condition, cash flows and results of operations.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 9 Reclassifications — Certain amounts in the financial statements for prior periods were classified to conform to the 2004 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Progressive Corporation and subsidiaries (the “Company”) continued the success achieved in 2003 into the first quarter 2004 with a 14% increase in net premiums written, an underwriting profit of 16.8% and net income of $460.0 million. All areas of the Company continued to function well, especially product pricing and claims resolution, as highlighted in the Company’s 2003 Annual Report to Shareholders. On the other hand, market conditions are changing and most of the Company’s competitors now have rates that are consistent with their profit objectives. As a result, consumers are not being dislocated by rate or underwriting shocks, thereby negatively impacting the number of new applications the Company is receiving. Nevertheless, the Company’s current absolute growth was very acceptable. The Company also continued to benefit from the low level of automobile accident frequency.

During the first quarter 2004, the Company’s companywide policies in force grew 17%, primarily supported by strong renewals. Although the Company did not experience any significant increases in its overall retention rate, it is seeing shifts in its books of business away from the nonstandard tiers, which favorably impacted retention. Given its strong underwriting margins, the Company remains in a position where it can focus on retaining customers and introduce new product improvements faster.

Despite the favorable underwriting margins in the first quarter, the Company experienced unfavorable reserve development of .7 points. This unfavorable development related to personal auto and was driven by several items discussed later in this report (see “Loss and Loss Adjustment Expense Reserves”). Nonetheless, the Company continued to experience a decline in accident frequency in every coverage on a quarter over prior year quarter basis. In addition, the Company has continued to maintain solid claims hiring and training and, as a result, has not had to restrict growth due to claims capacity in any state, as was the case in Texas in the first quarter 2003.

Based on these ongoing trends, the Company will continue to assess market conditions on a state-by-state basis and will consider, and has taken, some rate reductions in selected states to maintain attractive combinations of profit and growth. In the short term, the Company’s strategy is to maintain rate stability, with some margin reduction by absorbing future cost trends. The Company remains focused on building sustainable competitive advantages by providing longer-term price stability for customers.

The Company made no substantial changes in the allocation of its investment portfolio during the quarter. Both the fixed-income securities and common stocks produced positive total returns for the quarter. The Company continued to keep its credit quality high and exposure to interest rate risk low. At March 31, 2004, the fixed-income portfolio duration was 3.0 years with a weighted average credit quality of AA+.

FINANCIAL CONDITION

Capital Resources and Liquidity

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the three months ended March 31, 2004, operations generated a positive cash flow of $900.5 million.

During the first quarter 2004, the Company retired all $200 million of its 6.60% Notes at their maturity using part of the proceeds from the $400 million of its 6.25% Senior Notes issued in November 2002; the remainder of the proceeds from that offering are available for general corporate purposes.

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth and scheduled debt and interest payments. The Company’s existing debt covenants do not include any rating or credit triggers.

Commitments and Contingencies

The Company is currently constructing call centers in Colorado Springs, Colorado and Tampa, Florida and an office building in Mayfield Village, Ohio. These three projects are expected to be completed in 2004 at an estimated total cost of $128 million. These projects are being funded through operating cash flows. In addition, during the first quarter 2004, the Company opened one additional claims service center, bringing the total number of sites offering this concierge level service to 20. The Company plans to add additional sites at the appropriate times and locations based on internal analysis of the operating performance and cost parameters of the existing sites.

Off-Balance-Sheet Arrangements

Except for the open investment funding commitment and operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company does not have any off-balance-sheet leverage.

Contractual Obligations

During the first quarter 2004, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Underwriting Operations

Growth

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 14% over the first quarter 2003. Net premiums earned, which are a function of the premiums written in the current and prior periods, increased 19% over the first quarter 2003. Insurance premiums written in 2004 and forward are being earned into income using a daily earnings convention, as compared to a mid-month convention used previously, therefore, having no impact on amounts reported in prior periods. The change to a daily earnings method will improve the precision of the Company’s premium recognition on a monthly basis.

The Company analyzes its growth by reviewing rate levels, new customers and the retention characteristics of its books of business. During the first quarter 2004, the Company implemented 26 auto rate revisions in various states. The overall impact of these revisions was a slight reduction in rates for the year. The Company will continue to assess market conditions on a state-by-state basis and will consider rate reductions in states where it will be able to maintain an attractive combination of profit and growth while still maintaining service quality and will seek selective rate increases where it is necessary to maintain rate adequacy.

New business applications did not increase substantially in the first quarter 2004, and declined slightly in Agency auto, partially driven by the fact that fewer customers were in the marketplace shopping for insurance since competitors have achieved more rate adequacy.

Another important element affecting growth is customer retention. One measure of improvement in customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. The Company measures PLE on a product and tier basis. The Company saw modest declines in PLE in the second half of 2003 after a period of increase in individual product tiers. The Company continues to refine its measurement and methodology, but for the first quarter of 2004, it appears as if PLE’s in the Agency channel are relatively unchanged and those in the Direct channel are lengthening modestly. Although the PLE’s are more positive than in prior quarters, this does not necessarily suggest that there are any significant changes in the Company’s customer retention by tier. On the other hand, the Company is seeing a shift in its books of business away from the nonstandard tiers toward tiers where the PLE’s have historically been longer, thus favorably impacting retention.

Profitability

For the first quarter 2004, the Company generated net income of $460.0 million, compared to $291.5 million for the same period last year. Net income per share was $2.09 for the first quarter 2004, compared to $1.32 for the same period last year. The GAAP combined ratio (CR) was 83.2 for the first quarter 2004, compared to 86.7 for the first quarter 2003, primarily driven by lower losses and loss adjustment expenses. Included in net income are net realized gains on securities of $59.5 million, or $.18 per share, for the first quarter 2004. First quarter 2003 results included net realized losses on securities of $3.1 million, or $.01 per share. Investment income, on a pretax basis net of investment and interest expenses, was $91.1 million, compared to $88.6 million in the first quarter 2003. The lower interest expense primarily reflects the retirement of all $200 million of the Company’s 6.60% Notes during the quarter.

During the first quarter 2004, the Company reduced its tax liability $7.1 million, or $.02 per share, for tax years 1993-1998, which years were settled concurrently with the receipt of a $58 million tax refund from the IRS during the quarter. Overall, the Company’s income taxes shifted to a net liability as of March 31, 2004, as compared to the same period last year, primarily driven by an increase in the Company’s deferred tax liability associated with the unrealized gains in the investment portfolio, reflecting equity returns after the first quarter 2003 and continuing into the first quarter 2004, as well as receipt of the above-mentioned tax refund; the shift from year end was primarily due to the provision for income taxes without a corresponding estimated tax payment.

Underwriting results for the Company’s Personal Lines, including its channel components, the Commercial Auto business and other businesses were as follows:

	THREE MONTHS ENDED MARCH 31,
(dollars in millions)	2004	2003	Change
NET PREMIUMS WRITTEN
Personal Lines – Agency	$1,957.1	$1,751.4	12%
Personal Lines – Direct	937.9	795.3	18%

Total Personal Lines	2,895.0	2,546.7	14%
Commercial Auto Business	376.2	314.2	20%
Other businesses	6.1	18.4	(67)%

Companywide	$3,277.3	$2,879.3	14%

NET PREMIUMS EARNED
Personal Lines – Agency	$1,871.4	$1,600.5	17%
Personal Lines – Direct	865.9	707.1	22%

Total Personal Lines	2,737.3	2,307.6	19%
Commercial Auto Business	346.8	272.7	27%
Other businesses	9.4	18.0	(48)%

Companywide	$3,093.5	$2,598.3	19%

PERSONAL LINES – AGENCY CR
Loss & loss adjustment expense ratio	64.7	67.2	2.5 pts.
Underwriting expense ratio	19.6	19.7	.1 pts.

	84.3	86.9	2.6 pts.

PERSONAL LINES – DIRECT CR
Loss & loss adjustment expense ratio	63.6	66.5	2.9 pts.
Underwriting expense ratio	20.4	20.2	(.2) pts.

	84.0	86.7	2.7 pts.

PERSONAL LINES – TOTAL CR
Loss & loss adjustment expense ratio	64.3	66.9	2.6 pts.
Underwriting expense ratio	19.9	19.9	– pts.

	84.2	86.8	2.6 pts.

COMMERCIAL AUTO BUSINESS – CR
Loss & loss adjustment expense ratio	56.2	64.7	8.5 pts.
Underwriting expense ratio	18.5	19.3	.8 pts.

	74.7	84.0	9.3 pts.

OTHER BUSINESSES – CR
Loss & loss adjustment expense ratio	69.8	67.4	(2.4) pts.
Underwriting expense ratio	28.3	45.5	17.2 pts.

	98.1	112.9	14.8 pts.

COMPANYWIDE GAAP CR
Loss & loss adjustment expense ratio	63.5	66.7	3.2 pts.
Underwriting expense ratio	19.7	20.0	.3 pts.

	83.2	86.7	3.5 pts.

COMPANYWIDE ACCIDENT YEAR
Loss & loss adjustment expense ratio	62.8	65.2	2.4 pts.

ACTUARIAL ADJUSTMENTS[1] –
Favorable/(Unfavorable)
Prior accident years	$11.4	$5.2
Current accident year	.1	(.8)

Calendar year actuarial adjustment	$11.5	$4.4	161%

PRIOR ACCIDENT YEARS DEVELOPMENT –
Favorable/(Unfavorable)
Actuarial adjustment	$11.4	$5.2
All other development	(34.3)	(44.2)

Total development	$(22.9)	$(39.0)	(41)%

POLICIES IN FORCE (thousands)	March 31, 2004	March 31, 2003
Agency – Auto	4,118	3,627	14%
Direct – Auto	1,941	1,650	18%
Other personal lines[2]	2,057	1,708	20%

Total Personal Lines	8,116	6,985	16%

Commercial Auto Business	380	304	25%

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

Loss and Loss Adjustment Expense Reserves

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

During the quarter, the Company continued to report favorable loss ratios, primarily reflecting low accident frequency. The Company experienced a decline in frequency in every coverage on a quarter over prior year quarter basis. Overall, the frequency decline was in the 6% range. The Company, however, did not anticipate a continuation of a negative frequency trend and even expected, and priced for, a slight rise in frequency.

In contrast to frequency trend, the Company saw severity rise slightly during the first quarter 2004 as it had expected. Comparing first quarter 2004 to first quarter 2003, the Company experienced an increase in bodily injury severity for the first time in five quarters. The Company continues to see severity increases in personal injury protection coverage as it did in 2003. For the first quarter 2004, property coverages’ severity comparisons with prior periods were slightly negative, contrary to the modest increases during the past year. Overall, for the twelve months ended March 31, 2004, the severity on the property coverages netted to about a positive 1.5%, or approximately half the comparable National Association of Independent Insurers (now known as Property Casualty Insurers Association of America) reported results. Across all coverages, the severity trend for the first quarter 2004 was a positive 1%. The Company plans to continue to be diligent about recognizing trend when setting rates.

During the first quarter 2004, the Company experienced $22.9 million, or .7 points, of unfavorable loss reserve development, compared to $39.0 million, or 1.5 points, of unfavorable development for the same period last year. The current year unfavorable development is comprised of $11.4 million of favorable adjustments based on regularly scheduled actuarial reviews and $34.3 million of unfavorable other development. The unfavorable other development, which related to personal auto, was a function of several items, including: $10 million development in both case and incurred but not reported (IBNR) property damage reserves; approximately $10 million of lower limit (less than $100,000) bodily injury IBNR emergence; a $5 million accrual for a pending class action lawsuit settlement; and almost $5 million of personal injury protection development in three states. The Company’s Commercial Auto and non-auto Personal Lines businesses experienced favorable development during the quarter. The Company continues to increase the analysis intensity in its loss reserves to increase accuracy and further understand its business.

Underwriting Expenses

Policy acquisition costs and other underwriting expenses were 19.7% and 20.0% of premiums earned for the first quarters 2004 and 2003, respectively. The Company continues to see some scale and technology benefits in its expenses.

Personal Lines

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles, and represent 88% of the Company’s total year-to-date net premiums written. Personal Lines net premiums written grew 14% over the first quarter 2003, and net premiums earned grew 19%, compared to the same period last year. The Personal Lines business is generated either by an agency or written directly by the Company. The Agency channel includes business written by our network of 30,000 independent insurance agencies, insurance brokers in several states and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). The Direct business includes business written through 1-800-PROGRESSIVE, online at progressive.com and on behalf of affiliates.

The Agency Channel

Growth over prior year
Net premiums written	12%
Net premiums earned	17%
Auto policies in force	14%

The Agency auto business saw a slight decrease (about 1%) in new applications in the first quarter 2004, as compared to the same period last year. Conversions (i.e. converting a quote to a sale) were down slightly on a higher number of quotes. The PLE’s for Agency auto are relatively unchanged.

The Agency expense ratio fell slightly for the first quarter 2004, as compared to the same period last year, primarily attributable to the non-auto businesses. The Agency auto acquisition costs increased due to the Company’s continued migration to a single commission level for all independent agencies.

The Direct Channel

Growth over prior year
Net premiums written	18%
Net premiums earned	22%
Auto policies in force	18%

In the Direct channel, new applications are increasing on a relative basis as the Company is experiencing an increase in the conversion rate on fewer overall quotes. Total quotes are decreasing despite the Company’s increase in advertising spending (discussed below) primarily due to the fact that the Company’s competitors are increasing advertising at a greater pace, thus reducing the Company’s share of the total voice. The use of the Internet, either for complete or partial quoting, continues to grow and is the most significant driver of the new business activity in the Direct channel. Direct auto is also seeing a larger shift in the mix of its policies in force to the preferred and ultra-preferred tiers, which resulted in a positive impact on retention.

The Direct expense ratio increased .2 points for the first quarter 2004, as compared to the same period last year. Advertising costs increased nearly 55%. The Company is advertising on a national basis and supplements that coverage by local market media campaigns in over 100 designated market areas. The increase in the advertising expenses was partially offset by decreases in non-acquisition expenses.

Commercial Auto

Growth over prior year
Net premiums written	20%
Net premiums earned	27%
Auto policies in force	25%

The Company’s Commercial Auto business unit writes primary liability, physical damage and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of its customers insuring three or fewer vehicles. The Commercial Auto business represents 11% of the Company’s total year-to-date net premiums written. Although the Commercial Auto business differs from Personal Lines auto in its customer base and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. The Company’s Commercial Auto business is primarily distributed through independent agencies.

The Company experienced strong growth in Commercial Auto during the quarter. Approximately 52% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which includes autos, vans and pick-up trucks used by contractors, landscapers and other artisans, and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. Since the commercial auto policies have higher limits than personal auto, the Company continues to monitor this segment closely.

Other Businesses

The Company’s other businesses, which represents less than 1% of year-to-date net premiums written, primarily include writing directors’ and officers’ liability insurance and processing business for Commercial Auto Insurance Procedures (CAIP), which are state-supervised plans serving the involuntary market. The other businesses are also managing the wind-down of the Company’s lender’s collateral protection program, which the Company decided to cease writing as of September 30, 2003. The remaining ongoing indemnity products in the Company’s other businesses are profitable, with a slight decrease in net premiums written in the first quarter 2004 compared to the same period last year.

Investments

Portfolio Allocation

The composition of the investment portfolio at March 31 was:

			Gross		% of
		Gross	Unrealized	Market	Total	Duration
(millions)	Cost	Unrealized Gains	Losses	Value	Portfolio	(Years)	Rating[1]
2004
Fixed Maturities	$9,008.6	$295.6	$(6.9)	$9,297.3	70.2%	3.3	AA+
Preferred stocks	804.7	36.6	(8.5)	832.8	6.3	2.8	A-
Short-term investments[2]	1,113.6	—	—	1,113.6	8.4	<1	AA-

Total Fixed Income	10,926.9	332.2	(15.4)	11,243.7	84.9	3.0	AA+
Common equities	1,600.1	413.7	(9.8)	2,004.0	15.1	NM	NM

Total Portfolio[3]	$12,527.0	$745.9	$(25.2)	$13,247.7	100.0%	3.0	AA+

2003
Fixed Maturities	$7,290.0	$284.8	$(18.1)	$7,556.7	70.9%	3.3	AA+
Preferred stocks	747.0	38.8	(10.4)	775.4	7.3	2.7	A-
Short-term investments[2]	828.3	—	—	828.3	7.7	<1	AA+

Total Fixed Income	8,865.3	323.6	(28.5)	9,160.4	85.9	3.0	AA
Common equities	1,588.3	53.7	(142.5)	1,499.5	14.1	NM	NM

Total Portfolio[3]	$10,453.6	$377.3	$(171.0)	$10,659.9	100.0%	3.0	AA

NM = Not Meaningful

1 Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, the Company weights individual securities based on market value and assigns a numeric score to each credit rating based on a scale from 0-5.

2 Short-term investments include Eurodollar deposits, commercial paper and other securities purchased with a maturity within one year.

3 The Company had net unsettled security acquisitions of $62.0 million and $105.0 million at March 31, 2004 and 2003, respectively. March 31, 2004 and 2003 totals include $1.2 billion and $1.3 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company; composition is similar to the consolidated portfolio.

As of March 31, 2004, the Company’s portfolio had $720.7 million of net unrealized gains, compared to $206.3 million of net unrealized gains at March 31, 2003. The increase was primarily the result of the significant equity returns after the first quarter 2003, continuing into the first quarter 2004.

Fixed-Income Securities

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and short-term investments, had a duration of 3.0 years at March 31, 2004 and 2003. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at March 31, 2004, was 84.8% of the total portfolio.

The fixed-maturity securities, including short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	March 31, 2004		March 31, 2003
Investment-Grade Fixed Maturities:
Short/Intermediate Term	$9,662.3	92.8%	$7,613.1	90.8%
Long Term	486.0	4.7%	530.6	6.3%
Non-Investment-Grade Fixed Maturities	262.6	2.5%	241.3	2.9%

Total Fixed Maturities	$10,410.9	100.0%	$8,385.0	100.0%

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification, but may involve greater risks generally related to creditworthiness and liquidity of the secondary trading market.

Included in the fixed-income portfolio are $3.1 billion of asset-backed securities. These asset-backed securities are comprised of residential mortgage-backed ($.8 billion), commercial mortgage-backed ($1.2 billion) and other asset-backed ($1.1 billion) securities, with a total duration of 2.5 years and weighted average credit quality of AA+. The largest component of other asset-backed securities are automobile receivable loans ($.5 billion) and home equity loans ($.3 billion). Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests (i.e. the most subordinated class in a pool of securitized assets).

Common equities

Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	March 31, 2004		March 31, 2003
Common Stocks	$1,962.1	97.9%	$1,453.0	96.9%
Other Risk Investments	41.9	2.1%	46.5	3.1%

Total Common Equities	$2,004.0	100.0%	$1,499.5	100.0%

Common equities comprise 15.2% of the total portfolio, excluding the net unsettled securities transactions, at March 31, 2004. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the Russell 1000, the Company holds approximately 700 of the common stocks comprising the index. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focuses on changes in value of the equity portfolio relative to the change in value of the index on an annual basis as noted in the following table:

	Market Value at	Market Value at	Total
	March 31, 2004	December 31, 2003	Return[1]
Common Stocks[2]	$1,962.1 million	$1,929.7 million	1.9%
Russell 1000 Index[3]	$603.42	$594.56	1.9%

1 Includes gross dividends reinvested and price appreciation/depreciation.

2 The market value at March 31, 2004, includes appreciation/depreciation in the value of the underlying securities as well as dividend income received and net cash infusions/withdrawals made during the quarter needed to maintain the Company’s 85%/15% fixed income to equity allocation.

3 This broad-based index, which is used for comparative benchmarking, incepted December 31, 1986, with a base valuation of $130. Market values exclude dividends reinvested.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for the $7.6 million of open funding commitments at March 31, 2004.

Trading Securities

Trading securities are entered into for the purpose of near-term profit generation. At March 31, 2004 and 2003, the Company did not have any trading securities, with the exception of the derivatives classified as trading as discussed below. The Company had no trading security gains or losses during the first quarter 2004, compared to $.1 million of gains for the first three months of 2003. Gains from trading securities are immaterial to the financial condition, cash flows and results of operations of the Company and are reported as part of the available-for-sale portfolio.

Derivative Instruments

From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedge securities or hedge cash flows. The Company had no risk management derivatives at March 31, 2004 or 2003. The Company recognized no gains or losses during the first quarter 2004 or 2003 on risk management derivatives.

Derivative instruments may also be used for trading purposes or classified as trading derivatives due to characteristics of the transaction. The Company sold credit default protection using credit default swaps and matched the notional value with Treasury securities with an equivalent principal value and maturity to replicate a cash bond position. At March 31, 2004, the Company had three such derivatives with a net market value of $4.6 million classified as trading. The three derivative positions generated net losses of $1.1 million in 2004. At March 31, 2004, the net market value of these positions, including the Treasuries, was $138.6 million, with a net gain of $.4 million for the first three months of 2004. The Company had no gains or losses on trading derivatives during the first three months of 2003. The results of the derivative and Treasury positions are immaterial to the financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio, with the net gains (losses) reported as a component of net realized gains (losses) on securities.

Investment Income

Recurring investment income (interest and dividends) decreased 1% for the first quarter 2004, compared to the same period last year. The decrease in the investment income was the result of investing new cash in securities with yields much lower than the average book yield of the first quarter 2003, offsetting income from growth in the portfolio. The Company is reporting total return to more accurately reflect the management philosophy of the portfolio and evaluation of the investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized appreciation/depreciation on investment securities. The Company reported the following investment results for the period ended March 31:

	Three Months
	2004	2003
Pretax recurring investment book yield	3.8%	4.6%
Weighted average FTE book yield	4.4%	5.2%
FTE total return:
Fixed-income securities	2.2%	1.5%
Common stocks	1.9%	(3.2)%
Total portfolio	2.2%	.9%

Realized Gains/Losses

The components of net realized gains (losses) were:

		Three Months Ended
		March 31,
(millions)		2004	2003
Gross Realized Gains:
Available-for-Sale:	Fixed maturities	$47.5	$44.7
	Preferred stocks	7.6	1.4
	Common equities	16.0	8.7
Short-term Investments		—	.1

		71.1	54.9

Gross Realized Losses:
Available-for-Sale:	Fixed maturities	1.1	7.4
	Preferred stocks	—	.1
	Common equities	10.4	50.5
Short-term Investments		.1	—

		11.6	58.0

Net Realized Gains (Losses) on Securities:
Available-for-Sale:	Fixed maturities	46.4	37.3
	Preferred stocks	7.6	1.3
	Common equities	5.6	(41.8)
Short-term Investments		(.1)	.1

		$59.5	$(3.1)

Per Share		$.18	$(.01)

During the first quarter 2004, gross realized gains were generated from fixed-maturity securities and from preferred and common stocks. Gains in the fixed-maturity securities and preferred stocks were the result of advantageous market conditions resulting from the low interest rate environment and were recognized across the categories of the portfolio. The largest gains were in corporate debt securities ($15.6 million), state and local government obligations ($12.0 million) and U.S. government obligations ($13.6 million). The gross realized gains and losses in the common stock portfolio were primarily attributable to rebalancing the equity-indexed portfolio.

Other-Than-Temporary Impairment (OTI)

From time to time, realized losses include write-downs of securities determined to have an other-than-temporary decline in market value. The Company routinely monitors its portfolio for pricing changes which might indicate potential impairments and performs detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors or (ii) market-related factors, such as interest rates or equity market declines.

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

	Three Months
		Write-downs	Write-downs
	Total	On Securities	On Securities
(millions)	Write-downs	Sold	Held at Period End
2004
Fixed income	$—	$—	$—
Common equities	—	—	—

Total portfolio	$—	$—	$—

2003
Fixed income	$5.2	$—	$5.2
Common equities	32.7	2.3	30.4

Total portfolio	$37.9	$2.3	$35.6

The following table stratifies the gross unrealized losses in the Company’s portfolio at March 31, 2004, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

(millions)

	Total Gross	Percent Decline in Investment Value
	Unrealized
Total Portfolio	Losses	>15%	>25%	>35%		>45%
Unrealized Loss for 1 Quarter	$5.3	$.2	$—	$—		$—
Unrealized Loss for 2 Quarters	3.9	—	—	—		—
Unrealized Loss for 3 Quarters	1.3	.3	—	—		—
Unrealized Loss for > 3 Quarters	14.7	3.7	3.6	.9	[1]	.9	[1]

	$25.2	$4.2	$3.6	$.9		$.9

1The $.9 million represents an unrealized loss position in our alternative portfolio, comprised primarily of private equity and mezzanine funds. Due to the nature of these funds, the Company employs a fundamental review to impairment analysis. At this time, there is no evidence of OTI as it relates to these funds.

For example, if the Company decided to write down all securities in an unrealized loss position in excess of three quarters where the securities decline in value exceeded 25%, the Company would recognize an additional $3.6 million of OTI losses in the income statement.

The Company also reviews securities in unrealized loss positions in accordance with Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairments.” At March 31, 2004, the gross unrealized loss of $25.2 million (market value of $1,166.9 million) includes $9.7 million of unrealized losses on securities in a loss position for greater than 12 months (market value of $97.2 million). The Company determined that none of these securities met the criteria for other-than-temporary impairment write-downs.

Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

Repurchase Transactions

During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended March 31, 2004, the Company’s largest single outstanding balance of repurchase commitments was $.8 billion open for three business days, with an average daily balance of $.5 billion for the quarter. The Company had no open repurchase commitments at March 31, 2004 and 2003. The Company earned income of $.3 million and $.7 million on repurchase commitments during the three months ended March 31, 2004 and March 31, 2003, respectively.

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the accuracy and adequacy of the Company’s pricing and loss reserving methodologies; pricing competition and other initiatives by competitors; the Company’s ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of the Company’s advertising campaigns; legislative and regulatory developments; the outcome of litigation pending or that may be filed against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results therefore may appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2004, the duration of the financial instruments subject to interest rate risk was 3.0 years, compared to 3.3 years at December 31, 2003. At March 31, 2004, the weighted average beta of the equity portfolio was .99, compared to .95 at December 31, 2003. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II - OTHER INFORMATION

Item 2. Changes In Securities, Use Of Proceeds And Issuer Purchase Of Equity Securities

(e) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Calendar Month	Shares Purchased	per Share	Programs	Programs
January	50,089	$82.64	3,168,596	11,831,404
February	51,149	83.78	3,219,745	11,780,255
March	200,000	86.92	3,419,745	11,580,255

Total	301,238	$85.68

In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

At the April 16, 2004 Annual Meeting of Shareholders of the Company, 193,493,573 Common Shares were represented in person or by proxy.

At the meeting, shareholders elected the three directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld
Peter B. Lewis	2007	186,904,993	6,588,580
Glenn M. Renwick	2007	187,063,590	6,429,983
Donald B. Shackelford	2007	188,193,068	5,300,505

The following are the directors whose terms continued after the Meeting:

Director	Term Expires
Milton N. Allen	2005
Charles A. Davis	2005
Bernadine P. Healy, M.D.	2005
Jeffrey D. Kelly	2005
Stephen R. Hardis	2006
Philip A. Laskawy	2006
Norman S. Matthews	2006
Bradley T. Sheares, Ph.D.	2006

Shareholders approved a proposal to amend the Company’s Code of Regulations to allow the Board of Directors to authorize the Company to issue shares without issuing physical certificates. This proposal received 191,826,930 affirmative votes and 626,015 negative votes. There were 1,040,628 abstentions and no broker non-votes with respect to this proposal.

Shareholders approved The Progressive Corporation 2004 Executive Bonus Plan. This proposal received 187,659,239 affirmative votes and 4,616,612 negative votes. There were 1,217,722 abstentions and no broker non-votes with respect to this proposal.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for 2004. This proposal received 188,417,109 affirmative votes and 4,126,707 negative votes. There were 949,757 abstentions and no broker non-votes with respect to this proposal.

Item 5. Other Information.

On March 15, 2004, the Company granted time-based restricted stock awards covering a total of 378,840 Common Shares to approximately 660 management employees, including 12 executive officers, under the Company’s equity compensation plans. These awards were based on an $84.15 closing price, as reported on the New York Stock Exchange, on the date of grant. As a consequence, these awards had an aggregate dollar value of approximately $31.9 million. The time-based restricted stock awards vest in equal installments on January 1 of 2007, 2008 and 2009, respectively. Certain executive officers and employees may elect to defer receipt of their time-based restricted stock awards under The Progressive Corporation Executive Deferred Compensation Plan.

Pursuant to SFAS 123, “Accounting for Stock-Based Compensation,” the Company recognizes compensation expense monthly on a pro-rata basis over the applicable vesting period. For time-based restricted stock awards that are not deferred, the total compensation is fixed based on the market value of the Company’s Common Stock at the date of grant. For the time-based restricted stock awards that are deferred, the total compensation fluctuates based on the current market value at the end of the reporting period. Forfeitures will be recognized as they occur regardless of whether the awards are deferred or not.

In addition, on March 15, 2004, the Company granted performance-based restricted stock awards covering a total of 101,360 Common Shares to approximately 45 senior managers pursuant to the Company’s 2003 Incentive Plan. These performance-based awards will vest upon the attainment of pre-established profitability and growth objectives (see below). If the objectives are not achieved by December 31, 2013, these awards will be forfeited. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $8.5 million.

Certain officers and employees may also elect to defer the receipt of their performance-based restricted stock awards. Performance-based awards are expensed monthly on a pro-rata basis over the estimated vesting period. This vesting period can fluctuate based on the estimate of when the performance conditions will be achieved. For all performance-based restricted stock awards that are not deferred, the total compensation expense will be based on the market value of the Company’s Common Shares at the date of grant. For deferred performance-based restricted stock awards, the total compensation cost will be based on the current market value of the Company’s Common Shares at the end of the reporting period. Forfeitures will be recognized as they occur for all performance-based awards.

Subject to the terms and conditions of the applicable equity compensation plan and restricted stock award agreement, these performance-based restricted stock awards will vest on the date of a news release reporting earnings for the Company and its subsidiaries for a fiscal month which is the final month of a period of twelve (12) consecutive fiscal months during which the Company and its subsidiaries have generated net earned premiums of $15 billion or more and achieved an average combined ratio of 97 or less.

The Company also granted time-based restricted stock awards covering a total of 12,242 Common Shares to the Company’s non-employee directors on April 16, 2004. These awards are scheduled to vest on March 16, 2005, and had an aggregate dollar value of approximately $1.1 million at the date of grant. The non-employee directors have the option to defer receipt of their restricted stock awards pursuant to The Progressive Corporation Directors Restricted Stock Deferral Plan. All directors’ restricted stock awards are expensed monthly on a pro-rata basis over the vesting period based on the market value of the Company’s Common Shares at the date of grant regardless of whether the receipt of the award is deferred.

Dividends will be paid on both the time-based and performance-based restricted stock awards when declared by the Company’s Board of Directors. In addition, the participants have voting rights during the vesting period with respect to the Common Shares issued pursuant to all of the restricted stock awards granted .

The following table discloses the restricted stock awards granted during the first quarter 2004 to each of the named executive officers identified in the Company’s 2004 Proxy Statement dated March 11, 2004:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Shares	Value[1]	Shares	Value[1]
Glenn M. Renwick President and Chief Executive Officer	44,565	$3,750,145	44,565	$3,750,145
W. Thomas Forrester Vice President and Chief Financial Officer	5,823	490,005	6,410	539,402
Robert T. Williams Group President of the Agency Business	5,289	445,069	5,425	456,514
Alan R. Bauer Group President of the Direct Business	4,932	415,028	4,930	414,860
Brian J. Passell Group President of Claims	4,635	390,035	4,685	394,243

(1) Based on the market value at the date of grant of $84.15 and without discount for risk of forfeiture.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

See exhibit index on page 25.

(b) Reports on Form 8-K during the quarter ended March 31, 2004:

On January 21, 2004, the Company filed a Current Report on Form 8-K containing financial results of the Company for the three months and twelve months ended December 31, 2003.

On February 13, 2004, the Company filed a Current Report on Form 8-K containing financial results of the Company for the month of January 2004.

On March 12, 2004, the Company filed a Current Report on Form 8-K, containing financial results of the Company for the month of February 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: May 10, 2004	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

				If Incorporated by
				Reference,
				Documents with
Exhibit No. Under	Form 10-Q			Which Exhibit was
Reg. S-K,	Exhibit			Previously Filed
Item 601	Number		Description of Exhibit	with SEC
(3)(ii)	3	(A)	Code of Regulations of The Progressive Corporation (as amended April 16, 2004)	Filed herewith

(10)	10	(A)	The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Filed herewith

(10)	10	(B)	The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award)	Filed herewith

(10)	10	(C)	The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement	Filed herewith

(12)	12		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith