Form 10-Q
period 2004-09-30
PROGRESSIVE CORP/OH/
filed 2004-11-09
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Common Shares, $1.00 par value: 200,204,259 outstanding at October 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months
			%			%
Periods Ended September 30,	2004	2003	Change	2004	2003	Change
(millions – except per share amounts)
Revenues:
Net premiums earned	$3,277.7	$2,927.8	12	$9,605.2	$8,301.0	16
Investment income	124.8	115.5	8	364.4	344.0	6
Net realized gains (losses) on securities	23.9	(4.3)	NM	80.0	15.7	410
Service revenues	12.1	10.8	12	36.6	30.1	22
Other income	—	30.8	NM	—	30.8	NM

Total revenues	3,438.5	3,080.6	12	10,086.2	8,721.6	16

Expenses:
Losses and loss adjustment expenses	2,171.7	1,983.1	10	6,224.5	5,636.9	10
Policy acquisition costs	353.5	321.3	10	1,035.8	915.6	13
Other underwriting expenses	303.7	267.7	13	904.1	736.4	23
Investment expenses	4.2	2.7	56	10.4	8.3	25
Service expenses	5.9	6.7	(12)	18.0	19.4	(7)
Interest expense	20.1	24.0	(16)	60.3	71.8	(16)

Total expenses	2,859.1	2,605.5	10	8,253.1	7,388.4	12

Income before income taxes	579.4	475.1	22	1,833.1	1,333.2	37
Provision for income taxes	190.5	155.3	23	597.9	435.6	37

Net income	$388.9	$319.8	22	$1,235.2	$897.6	38

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	216.0	216.9	—	216.2	217.5	(1)

Per share	$1.80	$1.47	22	$5.71	$4.13	38

Diluted:
Average shares outstanding	216.0	216.9	—	216.2	217.5	(1)
Net effect of dilutive stock-based compensation	3.1	3.6	(14)	3.4	3.7	(8)

Total equivalent shares	219.1	220.5	(1)	219.6	221.2	(1)

Per share	$1.77	$1.45	22	$5.62	$4.06	39

Dividends per Share	$.030	$.025	20	$.080	$.075	7

NM = Not Meaningful

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
	2004	2003	2003
(millions)			(audited)
Assets
Investments:
Available-for-sale:
Fixed maturities, at market (amortized cost: $9,534.0, $8,920.1 and $8,899.0)	$9,681.1	$9,210.0	$9,133.4
Equity securities, at market
Preferred stocks (cost: $723.4, $763.5 and $751.3)	747.2	793.1	778.8
Common equities (cost: $1,312.1, $1,590.4 and $1,590.6)	1,686.7	1,767.3	1,972.1
Short-term investments, at amortized cost (market: $2,204.2, $633.5 and $648.0)	2,204.2	633.5	648.0

Total investments	14,319.2	12,403.9	12,532.3
Cash	34.5	21.9	12.1
Accrued investment income	100.6	98.5	97.4
Premiums receivable, net of allowance for doubtful accounts of $70.6, $61.7 and $66.8	2,397.6	2,152.2	2,079.6
Reinsurance recoverables, including $43.6, $41.7 and $41.4 on paid losses	295.3	254.2	271.3
Prepaid reinsurance premiums	125.9	115.1	114.7
Deferred acquisition costs	460.5	432.0	412.3
Income taxes	—	33.9	81.6
Property and equipment, net of accumulated depreciation of $537.6, $455.5 and $476.4	674.6	548.0	584.7
Other assets	87.5	100.9	95.5

Total assets	$18,495.7	$16,160.6	$16,281.5

Liabilities and Shareholders’ Equity
Unearned premiums	$4,326.5	$4,028.7	$3,894.7
Loss and loss adjustment expense reserves	5,156.0	4,384.2	4,576.3
Accounts payable, accrued expenses and other liabilities	1,548.6	1,667.6	1,290.1
Income taxes	43.4	—	—
Debt	1,290.2	1,489.6	1,489.8

Total liabilities	12,364.7	11,570.1	11,250.9

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0, issued 230.1, including treasury shares of 13.1, 14.0 and 13.7)	217.0	216.1	216.4
Paid-in capital	789.5	679.1	688.3
Unamortized restricted stock	(52.5)	(30.0)	(28.9)
Accumulated other comprehensive income (loss):
Net unrealized appreciation on investment securities	354.6	322.6	418.2
Net unrealized gains on forecasted transactions	10.0	11.0	10.7
Foreign currency translation adjustment	(3.9)	(3.9)	(3.9)
Retained earnings	4,816.3	3,395.6	3,729.8

Total shareholders’ equity	6,131.0	4,590.5	5,030.6

Total liabilities and shareholders’ equity	$18,495.7	$16,160.6	$16,281.5

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2004	2003
(millions)
Cash Flows From Operating Activities
Net income	$1,235.2	$897.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72.4	64.1
Net amortization of fixed maturities	129.9	71.1
Amortization of restricted stock	16.9	6.4
Net realized (gains) losses on securities	(80.0)	(15.7)
Changes in:
Unearned premiums	431.8	724.4
Loss and loss adjustment expense reserves	579.7	571.2
Accounts payable, accrued expenses and other liabilities	220.5	274.7
Prepaid reinsurance premiums	(11.2)	(18.4)
Reinsurance recoverables	(24.0)	(38.5)
Premiums receivable	(318.0)	(409.4)
Deferred acquisition costs	(48.2)	(68.5)
Income taxes	159.3	99.0
Tax benefit from exercise/vesting of stock-based compensation	36.6	34.6
Other, net	10.2	(77.9)

Net cash provided by operating activities	2,411.1	2,114.7
Cash Flows From Investing Activities
Purchases:
Available-for-sale: fixed maturities	(5,194.8)	(8,146.9)
equity securities	(590.2)	(642.6)
Sales:
Available-for-sale: fixed maturities	4,028.9	6,064.2
equity securities	825.2	247.6
Maturities, paydowns, calls and other:
Available-for-sale: fixed maturities	474.2	570.2
equity securities	78.2	44.7
Net purchases of short-term investments	(1,556.2)	(65.7)
Net unsettled security transactions	26.2	202.8
Purchases of property and equipment	(167.6)	(109.1)

Net cash used in investing activities	(2,076.1)	(1,834.8)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	44.1	39.7
Payment of debt	(200.0)	—
Dividends paid to shareholders	(17.3)	(16.3)
Acquisition of treasury shares	(139.4)	(298.3)

Net cash used in financing activities	(312.6)	(274.9)

Increase in cash	22.4	5.0
Cash, January 1	12.1	16.9

Cash, September 30	$34.5	$21.9

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

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the results expected for the full year.

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

The change to the fair value method of accounting under SFAS 123 was applied prospectively to all non-qualified stock option awards granted, modified or settled after January 1, 2003. No stock options were granted after December 31, 2002. As a result, there is no compensation cost for stock options included in net income for 2003 or 2004; however, compensation expense would have been recognized if the fair value method had been used for all awards since the original effective date of SFAS 123 (January 1, 1995). Prior to 2003, the Company granted all options currently outstanding at an exercise price equal to the market price of the Company’s Common Shares at the date of grant and, therefore, under APB 25, no compensation expense was recorded.

In 2003, the Company began issuing restricted stock awards. Compensation expense for restricted stock awards is recognized over their respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.

See Item 5-Other Information in Part II of the Company’s Form 10-Q for the quarterly period ended March 31, 2004, for details regarding the annual restricted stock awards granted by the Company.

The following table is presented in accordance with SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and shows the effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested stock option awards for the periods presented. The Company used a modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

	Nine months ended September 30,
(millions, except per share amounts)	2004	2003
Net income, as reported	$1,235.2	$897.6
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4.5)	(9.7)

Net income, pro forma	$1,230.7	$887.9

Earnings per share
Basic – as reported	$5.71	$4.13
Basic – pro forma	$5.69	$4.08
Diluted – as reported	$5.62	$4.06
Diluted – pro forma	$5.62	$4.03

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $463.0 million and $304.0 million during the nine months ended September 30, 2004 and 2003, respectively. Total interest paid was $70.3 million and $77.6 million during the nine months ended September 30, 2004 and 2003, respectively.

Note 4 Debt — Debt at September 30 consisted of:

	2004		2003
		Market		Market
(millions)	Cost	Value	Cost	Value
6.60% Notes due 2004	$—	$—	$199.9	$202.7
7.30% Notes due 2006	99.9	106.9	99.9	112.0
6.375% Senior Notes due 2012	347.7	387.3	347.4	391.1
7% Notes due 2013	148.9	171.8	148.8	173.9
6 5/8% Senior Notes due 2029	294.1	320.6	294.0	319.5
6.25% Senior Notes due 2032	393.6	411.4	393.6	432.5
Other debt	6.0	6.0	6.0	6.0

	$1,290.2	$1,404.0	$1,489.6	$1,637.7

Note 5 Comprehensive Income — Total comprehensive income was $448.7 million and $307.9 million for the quarters ended September 30, 2004 and 2003, respectively, and $1,170.9 million and $1,058.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 6 Dividends — On September 30, 2004, the Company paid a quarterly dividend of $.03 per Common Share to shareholders of record as of the close of business on September 10, 2004. The Board of Directors declared the dividend on August 20, 2004.

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

Periods ended September 30,

	Three Months				Nine Months
	2004		2003		2004		2003
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines — Agency	$1,959.2	$246.5	$1,790.6	$204.4	$5,776.5	$814.2	$5,096.2	$593.2
Personal Lines — Direct	926.1	131.0	800.6	99.1	2,701.6	398.3	2,263.4	271.1

Total Personal Lines[1]	2,885.3	377.5	2,591.2	303.5	8,478.1	1,212.5	7,359.6	864.3
Commercial Auto Business	384.0	70.3	319.9	49.7	1,101.2	229.1	888.2	144.6
Other businesses[2]	20.5	7.2	58.3	37.4	62.5	17.8	114.1	44.7
Investments[3]	148.7	144.5	111.2	108.5	444.4	434.0	359.7	351.4
Interest expense	—	(20.1)	—	(24.0)	—	(60.3)	—	(71.8)

	$3,438.5	$579.4	$3,080.6	$475.1	$10,086.2	$1,833.1	$8,721.6	$1,333.2

1Personal automobile insurance accounted for 92% of the total Personal Lines segment net premiums earned in the third quarter of 2004 and 93% for all other periods presented.

2Includes the other indemnity businesses as well as the Company’s service business operations. For 2003, other businesses included $30.8 million of estimated interest income related to the income tax refund the Company received in February 2004.

3Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

Note 8 Litigation — The Company is named as defendant in various lawsuits arising out of its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves.

In addition, the Company is named as defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of the Company’s total loss evaluation methodology, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of preferred provider rates for payment of personal injury protection claims, the use of automated database vendors to assist in evaluating certain first party bodily injury claims, and cases challenging other aspects of the Company’s claims and marketing practices and business operations, including worker classification issues.

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

Note 10 Subsequent Event — On October 22, 2004, the Company repurchased 16.9 million of its Common Shares, $1.00 par value, as part of a modified “Dutch auction” tender offer, at a purchase price of $88 per share, for a total cost of $1.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Progressive Corporation and subsidiaries (the “Company”) continued the success achieved in 2003 and the first half of 2004. The Company had an underwriting profit margin of 13.7% and net income of $388.9 million in the third quarter 2004. Growth continued to slow as the Company’s net premiums written grew 9% in the third quarter 2004, as compared to the same period last year. All areas of the Company continued to function well, especially product pricing and claims resolution, as highlighted in the Company’s 2003 Annual Report to Shareholders. On the other hand, market conditions continue to change and most of the Company’s competitors now have rates that appear to be adequate. As a result, consumers generally are not being dislocated by rate or underwriting shocks, thereby reducing the number of new applications the Company is receiving. The Company, along with the rest of the industry, continued to benefit from the low level of automobile accident frequency during the quarter.

At September 30, 2004, the Company had 9.0 million policies in force on a companywide basis, 12% more than at the same time last year. New business applications are about on pace with last year, while strong renewal business is helping to support growth and is becoming an increasing percentage of the Company’s premiums. The Company has seen its retention measures fall somewhat despite its expectation that its average retention period per customer would increase given the rate stability in the industry. The Company is continuing to refine its measurement and methodology with regards to retention. Given its continued strong underwriting margins, the Company remains in a position where it can focus on retaining customers and introduce new product improvements faster.

The Company experienced favorable reserve development of 1.9 points for the third quarter and .8 points for the first nine months of 2004. The Company continued to experience a decline in accident frequency in every coverage on a quarter over prior year quarter basis. This low frequency, coupled with no notable escalating trends in claim costs and continuous improvement in claims settlement quality, helped contribute to the Company’s favorable loss results during the quarter.

The Company will continue to assess market conditions on a state-by-state basis. The Company has taken some rate reductions in selected states and is considering more to maintain attractive combinations of profit and growth. In the short term, the Company’s strategy is to maintain rate stability, with some margin reduction by absorbing future cost trends. The Company remains focused on building sustainable competitive advantages, generally through initiatives that reduce cost or increase segmentation, while providing longer-term price stability for customers.

The Company made no substantial changes in the allocation of its investment portfolio during the quarter, with the exception of the asset movement at quarter end in anticipation of the settlement of the Company’s tender offer (discussed below). Overall, the total portfolio had a positive return for the third quarter, driven by a positive return in the fixed-income securities, partially offset by negative total returns in the common stock portfolio. Year-to-date, both the fixed-income and common stock portfolios generated positive total returns. The Company continued to keep its credit quality high and exposure to interest rate risk low. At September 30, 2004, the fixed-income portfolio duration was 2.9 years with a weighted average credit quality of AA+.

During the third quarter 2004, the Board of Directors of the Company determined that the Company had a significant amount of capital on hand in excess of what was needed to support its insurance operations, fund its corporate obligations and prepare for various contingencies. In response, the Company conducted a modified “Dutch auction” tender offer to repurchase up to 17.1 million of its outstanding Common Shares, $1.00 par value, at prices ranging from $78 to $88 per share. See Financial Condition section for further information.

FINANCIAL CONDITION

Capital Resources and Liquidity

During the third quarter 2004, The Progressive Corporation received $979.6 million of dividends from its insurance subsidiaries, net of cash capital contributions made to such subsidiaries, which were approved by the Ohio Department of Insurance. These dividends were invested in the portfolio of a consolidated, non-insurance subsidiary of the Company until needed to fund the “Dutch auction” tender offer discussed below.

Progressive’s insurance operations create liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims. For the nine months ended September 30, 2004, operations generated positive cash flows of $2.4 billion.

On October 22, 2004, the Company repurchased 16.9 million of its Common Shares, $1.00 par value, as part of a modified “Dutch auction” tender offer, at a purchase price of $88 per share, for a total cost of $1.5 billion. The Company believes that, after completing the tender offer, its remaining capital on hand and cash flows from operations will be sufficient to support the Company’s insurance operations, corporate obligations and risk contingencies, including catastrophic, weather-related losses.

During the second quarter 2004, the Company entered into an uncommitted line of credit with National City Bank in the principal amount of $100 million. The Company entered into the line of credit as part of a contingency plan to help the Company maintain liquidity in the unlikely event that it experiences conditions or circumstances that affect the Company’s ability to transfer or receive funds. The Company had no borrowings under this arrangement at September 30, 2004.

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

Commitments and Contingencies

The Company is currently constructing a call center in Tampa, Florida, which is expected to be completed during the fourth quarter of 2004. In addition, construction was completed on a call center in Colorado Springs, Colorado and an office building in Mayfield Village, Ohio in the second and third quarters of 2004, respectively. The total cost for these three projects is estimated to be $130 million. During the third quarter 2004, the Company announced plans to construct a data center in Colorado Springs, Colorado, at an estimated cost of $50 million. Construction is expected to begin on this data center in April 2005 with completion estimated for 2006. All projects are funded through operating cash flows.

During the first quarter 2004, the Company opened one additional claims service center, bringing the total number of sites offering this concierge level of service to 20; no sites were added during the second or third quarters. During the third quarter 2004, the Company achieved the performance standards necessary to satisfy the expansion criteria of its concierge claims strategy. As a result, the Company plans to open several additional claims service centers in 2005.

On October 22, 2004, the Company received interrogatories and a subpoena from the Connecticut Attorney General’s Office seeking information as part of its investigation into possible violations of antitrust laws by unnamed persons. The Company understands that the Connecticut Attorney General has issued numerous subpoenas to members of the insurance industry and that Connecticut is one of several states investigating allegations of price-fixing, bid-rigging and other unlawful conduct by certain insurers, brokers or other industry participants. Accordingly, many companies in our industry have received such subpoenas and more may be expected in the future if other states initiate similar investigations. The Company intends to cooperate fully with these investigations. The Company has not been notified by any governmental or regulatory authority that it is the target of any such investigation.

The Company understands that these investigations are focused, in part, on contingent commission arrangements between certain insurers and brokers. Producers (agents and brokers) are due a commission of approximately 10% on business written on Progressive’s behalf. This commission is paid monthly. A contingent commission contract provides a producer the opportunity to earn additional commission based on annual production, if specified goals are met. These goals may include the volume of business placed by the producer with the insurer, the profitability of such business or other criteria. Any such payments are made once per year.

The Company’s Personal and Commercial Auto Lines businesses market their products through approximately 34,000 independent agencies throughout the United States. The Company also markets products through approximately 2,000 brokerage firms in California and New York. All commissions paid by the Company’s insurance subsidiaries are reported in the financial data filed with the insurance departments of the various states in which they operate.

For 2003, the Company paid approximately $850 million in commissions to producers. Approximately $30 million, or 3.5% of the total commissions paid, was in the form of contingent payments. The Company has similar arrangements in effect for 2004 and expects to pay contingent commissions for this year in approximately the same proportion to total commissions as the Company paid in 2003. The Company believes that its contingent commission agreements comply with applicable law.

Off-Balance-Sheet Arrangements

With the exception of the open investment funding commitment and operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company does not have any off-balance-sheet arrangements.

Contractual Obligations

During the third quarter 2004, the Company’s aggregate contractual obligations have not changed materially from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Underwriting Operations

Growth

Companywide net premiums written, which represent the premiums generated from policies written during the period less any reinsurance, increased 9% and 11% during the third quarter and first nine months of 2004, respectively, over the same periods last year. Net premiums earned, which are a function of the premiums written in the current and prior periods, increased 12% and 16% during the third quarter and first nine months of 2004, respectively, over the same periods last year. Insurance premiums written in 2004 and forward are being earned into income using a daily earnings convention, as compared to a mid-month convention used previously; there was no effect from this change on amounts reported in prior periods. The change to a daily earnings method will improve the precision of the Company’s premium recognition on a monthly basis.

The Company analyzes its growth by reviewing rate levels, new customers and the retention characteristics of its books of business. During the third quarter 2004, the Company implemented 29 auto rate revisions in various states, bringing the total to 83 for the year. The overall effect of these revisions was a slight reduction in rates for the year. The Company will continue to assess market conditions on a state-by-state basis and will consider rate reductions in states in which it will be able to maintain an attractive combination of profit and growth while still maintaining service quality and will seek selective rate increases where necessary to maintain rate adequacy.

Growth in new business applications in the Company’s Personal Lines business has been relatively flat during 2004. The Company continues to experience a shift in its mix of business from new to renewal policies. Given the current competitive environment, the Company does not expect to produce significant year-over-year growth in new business in the near term.

Another important element affecting growth is customer retention. The Company has seen modest declines in its observed retention measures despite its expectation that the average retention period per customer would increase given the rate stability in the marketplace. With an increasing percentage of the Company’s premium coming from renewal business, increasing retention remains an area where the Company is continuing to focus its efforts.

Profitability

For the third quarter and first nine months of 2004, the Company’s net income increased 22% and 38%, respectively, compared to last year. The Company’s pretax underwriting profit increased 26% for the third quarter 2004 and 42% year-to-date, primarily driven by lower losses and loss adjustment expenses. Recurring investment income increased 8% and 6% for the third quarter and first nine months of 2004, respectively, primarily reflecting an increase in average invested assets partially offset by lower yields. Interest expense decreased 16% for both the third quarter and first nine months, due to the retirement of all $200 million of the Company’s 6.60% Notes during the first quarter 2004. In addition, the Company recognized net realized gains on securities of $23.9 million, or $.07 per share, for the third quarter 2004, and $80.0 million, or $.24 per share, for the first nine months of 2004. Third quarter and nine months 2003 results included net realized gains (losses) on securities of $(4.3) million, or $(.01) per share, and $15.7 million, or $.05 per share, respectively.

During the first quarter 2004, the Company reduced its tax liability $7.1 million, or $.02 per share, for tax years 1993-1998, which years were settled concurrently with the receipt of a $58 million tax refund from the IRS during the first quarter. Overall, the Company’s income taxes shifted to a net liability as of September 30, 2004, as compared to the same period last year, primarily driven by the receipt of the above-mentioned tax refund; in addition to the tax refund, the shift from year-end was primarily due to the increase in the net provision for income taxes. For the third quarter and first nine months of 2003, “other income” reflected the Company’s estimate of interest to be received from the IRS in conjunction with the $58 million tax refund previously mentioned.

     Underwriting results for the Company’s Personal Lines, including its channel components, the Commercial Auto business and other businesses were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
(dollars in millions)	2004	2003	Change		2004	2003	Change
NET PREMIUMS WRITTEN
Personal Lines – Agency	$2,002.9	$1,893.8	6%		$5,967.5	$5,480.0	9%
Personal Lines – Direct	981.2	862.5	14%		2,847.4	2,457.2	16%

Total Personal Lines	2,984.1	2,756.3	8%		8,814.9	7,937.2	11%
Commercial Auto business	395.9	339.1	17%		1,191.8	1,023.1	16%
Other businesses	6.9	9.5	(27)%		19.1	46.7	(59)%

Companywide	$3,386.9	$3,104.9	9%		$10,025.8	$9,007.0	11%

NET PREMIUMS EARNED
Personal Lines – Agency	$1,959.2	$1,790.6	9%		$5,776.5	$5,096.2	13%
Personal Lines – Direct	926.1	800.6	16%		2,701.6	2,263.4	19%

Total Personal Lines	2,885.3	2,591.2	11%		8,478.1	7,359.6	15%
Commercial Auto business	384.0	319.9	20%		1,101.2	888.2	24%
Other businesses	8.4	16.7	(50)%		25.9	53.2	(51)%

Companywide	$3,277.7	$2,927.8	12%		$9,605.2	$8,301.0	16%

PERSONAL LINES – AGENCY CR
Loss and loss adjustment expense ratio	67.3	69.0	1.7	pts.	65.8	68.9	3.1	pts.
Underwriting expense ratio	20.1	19.6	(.5	)pts.	20.1	19.5	(.6	)pts.

	87.4	88.6	1.2	pts.	85.9	88.4	2.5	pts.

PERSONAL LINES – DIRECT CR
Loss and loss adjustment expense ratio	66.0	66.8	.8	pts.	64.7	67.6	2.9	pts.
Underwriting expense ratio	19.9	20.8	.9	pts.	20.6	20.4	(.2	)pts.

	85.9	87.6	1.7	pts.	85.3	88.0	2.7	pts.

PERSONAL LINES – TOTAL CR
Loss and loss adjustment expense ratio	66.9	68.3	1.4	pts.	65.4	68.5	3.1	pts.
Underwriting expense ratio	20.0	20.0	-	pts.	20.3	19.8	(.5	)pts.

	86.9	88.3	1.4	pts.	85.7	88.3	2.6	pts.

COMMERCIAL AUTO BUSINESS - CR
Loss and loss adjustment expense ratio	62.4	63.9	1.5	pts.	60.1	63.6	3.5	pts.
Underwriting expense ratio	19.3	20.6	1.3	pts.	19.1	20.1	1.0	pts.

	81.7	84.5	2.8	pts.	79.2	83.7	4.5	pts.

OTHER BUSINESSES - CR
Loss and loss adjustment expense ratio	29.2	50.9	21.7	pts.	56.8	54.4	(2.4	)pts.
Underwriting expense ratio	58.2	34.0	(24.2	)pts.	46.2	39.6	(6.6	)pts.

	87.4	84.9	(2.5	)pts.	103.0	94.0	(9.0	)pts.

COMPANYWIDE GAAP CR
Loss and loss adjustment expense ratio	66.3	67.8	1.5	pts.	64.8	67.9	3.1	pts.
Underwriting expense ratio	20.0	20.1	.1	pts.	20.2	19.9	(.3	)pts.

	86.3	87.9	1.6	pts.	85.0	87.8	2.8	pts.

COMPANYWIDE ACCIDENT YEAR
Loss and loss adjustment expense ratio	68.2	69.2	1.0	pts.	65.6	68.1	2.5	pts.

ACTUARIAL ADJUSTMENTS[1] -
Reserve Decrease/(Increase)
Prior accident years	$5.4	$2.3			$31.1	$(1.5)
Current accident year	(16.4)	1.6			(24.8)	(9.9)

Calendar year actuarial adjustment	$(11.0)	$3.9	NM		$6.3	$(11.4)	NM

PRIOR ACCIDENT YEARS DEVELOPMENT -
Favorable/(Unfavorable)
Actuarial adjustment	$5.4	$2.3			$31.1	$(1.5)
All other development	55.8	39.5			44.3	16.7

Total development	$61.2	$41.8	46%		$75.4	$15.2	396%

POLICIES IN FORCE	September	September
(in thousands)	2004	2003	Change
Agency - Auto	4,236	3,920	8%
Direct - Auto	2,050	1,800	14%
Other Personal Lines[2]	2,350	1,985	18%

Total Personal Lines	8,636	7,705	12%

Commercial Auto Business	413	356	16%

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

Loss and Loss Adjustment Expense Reserves

Claims costs, the Company’s most significant expense, represent payments made, and estimated future payments to be made, by the Company to or on behalf of its policyholders, including adjusting expenses needed to settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are influenced by loss severity and frequency and inflation, among other factors. Accordingly, anticipated changes in these factors are taken into account when the Company establishes premium rates and loss reserves.

During the third quarter and first nine months of 2004, the Company continued to report favorable loss ratios, as compared to the prior year, despite the catastrophic losses incurred during the quarter. On a quarter over prior year quarter basis, the Company experienced a decline in frequency in every coverage that was greater than anticipated in its prior pricing actions. During the third quarter 2004, the Company had catastrophic losses of $53.8 million, 1.6 points, primarily related to the hurricanes, compared to $13.3 million, .5 points, for the same period last year. Year-to-date, the Company’s total catastrophic losses were $73.5 million, .8 points, compared to $49.9 million, ..6 points, last year.

In contrast to frequency trend, the Company saw severity rise slightly during the third quarter 2004, as expected. The Company’s increase in severity was lower than that reported for the industry by the Property Casualty Insurers Association of America (comparing information through the second quarter 2004 on a trailing 12-month basis). For bodily injury, the Company experienced a quarter over prior year quarter increase in severity for the third quarter in a row, following a year in which the severity declined each quarter. Personal injury protection severity continues to increase as it had for most of 2003. For the third quarter 2004, property coverages’ severity was up slightly as compared with the prior periods. The Company plans to continue to be diligent about recognizing trend when setting rates.

During the third quarter and first nine months of 2004, the Company experienced favorable loss reserve development. For the third quarter, about 9% of the total favorable development of $61.2 million resulted from favorable actuarial adjustments, with the remainder due to favorable “all other development” (e.g., claims settling for more or less than reserved, emergence of unreported claims at rates different than reserved and changes in reserve estimates by claims representatives). On a year-to-date basis, the Company had $75.4 million of total favorable development, with $31.1 million attributable to actuarial adjustments and the balance from favorable “all other development.” For both the quarter and year-to-date, the favorable “all other development” reflects the continued recognition of lower severity for prior accident years than had been previously estimated. The year-to-date favorable results are partially offset by the unfavorable development the Company experienced primarily in the first quarter 2004 (e.g., two class action lawsuit settlements, unfavorable personal injury protection development and higher than expected emergence of late reported features). The Company continues to increase the analysis intensity in its loss reserving process to increase accuracy and to understand its business in greater detail. See the Company’s “Report on Loss Reserving,” filed in the Company’s Current Report on Form 8-K on June 29, 2004, for further discussion of the Company’s reserving practices.

Underwriting Expenses

Policy acquisition costs and other underwriting expenses were 20.0% and 20.1% of premiums earned for the third quarters 2004 and 2003, respectively, and 20.2% and 19.9% for the first nine months of 2004 and 2003, respectively. Overall, the Company is benefiting from scale efficiencies and from the shift in its mix of business from new to renewal, which has lower acquisition costs. On a year-to-date basis, the results of these efficiencies were offset by an increase in the Company’s advertising expenditures, as well as the accrual for the settlement of several pending class action lawsuits. The increase in the “other underwriting expenses” was primarily attributable to the aforementioned items, as well as costs incurred to support the Company’s growing infrastructure.

Personal Lines

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles, and represent 88% of the Company’s total year-to-date net premiums written. Personal Lines net premiums written grew 8% and 11% in the third quarter and first nine months of 2004, respectively, and net premiums earned grew 11% and 15%, compared to the same periods last year. Policies in force grew 12%, while the Personal Lines new business applications increased only modestly in both the third quarter and first nine months of 2004, as compared to the same periods last year. The Personal Lines business is generated either by an agency or other intermediary or written directly by the Company. The Agency channel includes business written by our network of more than 30,000 independent insurance agencies, insurance brokers in several states and through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). The Direct business includes business written through 1-800-PROGRESSIVE, online at progressive.com and on behalf of affiliates.

The Agency Channel

	Growth over prior year
	Quarter	Year-to-Date
Net premiums written	6%	9%
Net premiums earned	9%	13%
Auto policies in force	NM	8%

NM = Not Meaningful

The Agency auto business new applications decreased slightly in the third quarter (about 3%), as compared to the same period last year. The Company believes that this decrease was partially caused by the fact that, in 2004, fewer customers were in the marketplace shopping for insurance, since it appears as if competitors have achieved more rate adequacy. Conversions (i.e., converting a quote to a sale) for the third quarter 2004 were down compared to previous quarters. Year-to-date, conversions were consistent with the same period last year.

The Direct Channel

	Growth over prior year
	Quarter	Year-to-Date
Net premiums written	14%	16%
Net premiums earned	16%	19%
Auto policies in force	NM	14%

NM = Not Meaningful

In the Direct channel, new applications continued to increase in the third quarter 2004 (about 7%), as the Company is experiencing an increase in the conversion rate on fewer overall quotes. Total quotes are decreasing despite the Company’s consistent advertising spending, reflecting the fact that the Company’s competitors are increasing advertising at a greater pace, thus reducing the Company’s share of the total voice, and that fewer customers are shopping. The use of the Internet, both for complete or partial quoting, continues to grow and is the most significant driver of new business activity in the Direct channel.

Advertising costs for the third quarter 2004 were consistent with recent quarters and 4% greater than in the same period last year. On a year-to-date basis, advertising costs are 33% greater than in the same period last year. The Company began increasing its radio and television advertising in the third quarter 2003. The Company advertises on a national basis and supplements that coverage by local market media campaigns in over 100 designated market areas.

Commercial Auto

	Growth over prior year
	Quarter	Year-to-Date
Net premiums written	17%	16%
Net premiums earned	20%	24%
Auto policies in force	NM	16%

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

As with Personal Lines, the Company is also beginning to see growth slow in its Commercial Auto business as fewer people are shopping due to rate stability and the increase in acceptance of business by the Company’s competitors. Approximately 50% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light local commercial auto market, which includes autos, vans and pick-up trucks used by contractors, landscapers and other artisans, and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. Since the commercial auto policies have higher limits than personal auto, the Company continues to monitor this segment closely.

Other Businesses

The Company’s other businesses, which represents less than 1% of year-to-date net premiums written, primarily include writing directors’ and officers’ liability insurance and processing business for Commercial Auto Insurance Procedures (CAIP), which are state-supervised plans serving the involuntary market. The other businesses are also managing the wind-down of the Company’s lender’s collateral protection program, which the Company decided to cease writing as of September 30, 2003, and other run-off businesses. The ongoing indemnity products in the Company’s other businesses are growing profitably.

Investments

Portfolio Allocation

The composition of the investment portfolio at September 30 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Market	Total	Duration
(millions)	Cost	Gains	Losses	Value	Portfolio	(Years)	Rating[1]
2004
Fixed maturities	$9,534.0	$180.3	$(33.2)	$9,681.1	67.6%	3.5	AA+
Preferred stocks	723.4	27.5	(3.7)	747.2	5.2	3.0	A-
Short-term investments[2]	2,204.2	—	—	2,204.2	15.4	<1	AA

Total fixed income	12,461.6	207.8	(36.9)	12,632.5	88.2	2.9	AA+
Common equities	1,312.1	391.2	(16.6)	1,686.7	11.8	NM	NM

Total portfolio[3,4]	$13,773.7	$599.0	$(53.5)	$14,319.2	100.0%	2.9	AA+

2003
Fixed maturities	$8,920.1	$311.0	$(21.1)	$9,210.0	74.3%	3.5	AA+
Preferred stocks	763.5	36.0	(6.4)	793.1	6.4	2.7	A-
Short-term investments[2]	633.5	—	—	633.5	5.1	<1	AA+

Total fixed income	10,317.1	347.0	(27.5)	10,636.6	85.8	3.3	AA+
Common equities	1,590.4	224.9	(48.0)	1,767.3	14.2	NM	NM

Total portfolio[3,4]	$11,907.5	$571.9	$(75.5)	$12,403.9	100.0%	3.3	AA+

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

3 The Company had net unsettled security acquisitions of $101.3 million and $315.0 million at September 30, 2004 and 2003, respectively.

4 September 30, 2004 and 2003, totals include $2.1 billion and $1.1 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company; increase reflects securities held pending the settlement of the Company’s tender offer.

As of September 30, 2004, the Company’s portfolio had $545.5 million of net unrealized gains, compared to $496.4 million of net unrealized gains at September 30, 2003. The Company’s fixed income portfolio experienced a decline in net unrealized gains of $148.6 million, to $170.9 million at September 30, 2004, from $319.5 million at September 30, 2003, due to an increase in interest rates since third quarter of 2003, as well as sales of fixed-income securities, generating $71.3 million in net realized gains during the first nine months of 2004. The Company’s common equity portfolio experienced an increase in net unrealized gains of $197.7 million, to $374.6 million at September 30, 2004, from $176.9 million at September 30, 2003, primarily the result of significant price appreciation in the equity market since September 30, 2003, as corporate earnings improved along with general economic conditions.

Fixed-Income Securities

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and short-term investments, had a duration of 2.9 years at September 30, 2004, and 3.3 years at September 30, 2003. After adjustments to exclude net unsettled security transactions, the allocation of fixed-income securities at September 30, 2004, was 88.1% of the total portfolio, slightly higher than our 85% target in anticipation of the cash required to settle the Company’s tender offer.

The fixed-maturity securities, including short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2004		September 30, 2003
Investment-grade fixed maturities:
Short/Intermediate term	$11,252.8	94.7%	$9,023.7	91.7%
Long term[1]	544.2	4.6	629.1	6.4
Non-investment-grade fixed maturities	88.3	0.7	190.7	1.9

Total fixed maturities	$11,885.3	100.0%	$9,843.5	100.0%

1Based on a duration of seven years or longer.

The non-investment-grade fixed-maturity securities offer the Company higher returns and added diversification, but may involve greater risks related to creditworthiness and liquidity in the secondary trading market.

Included in the fixed-income portfolio are $2.5 billion of asset-backed securities. These asset-backed securities are comprised of residential mortgage-backed ($.7 billion), commercial mortgage-backed ($.9 billion) and other asset-backed ($.9 billion) securities, with a total duration of 2.5 years and a weighted average credit quality of AAA-. The largest components of other asset-backed securities are automobile receivable loans ($.4 billion) and home equity loans ($.3 billion). Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests (i.e., the most subordinated class in a pool of securitized assets).

Common Equities

Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2004		September 30, 2003
Common stocks	$1,648.5	97.7%	$1,722.9	97.5%
Other risk investments	38.2	2.3	44.4	2.5

Total common equities	$1,686.7	100.0%	$1,767.3	100.0%

Common equities comprised 11.9% of the total portfolio, excluding the net unsettled security transactions, at September 30, 2004. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 Index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focuses on changes in value of the equity portfolio relative to the change in value of the index. To maintain high correlation with the Russell 1000, within an annualized +/- 50 basis points, the Company holds approximately 650 of the common stocks comprising the index. The following table shows the total returns based on market values at September 30, 2004:

Total
Return[1]
Common Stock	1.38%
Russell 1000 Index	1.46%

1 Includes gross dividends reinvested and price appreciation/depreciation.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for the $5.5 million of open funding commitments at September 30, 2004.

Trading Securities

Trading securities are entered into for the purpose of near-term profit generation. At September 30, 2004 and 2003, the Company did not have any trading securities, with the exception of the derivatives classified as trading as discussed below. The Company had no trading security gains or losses during the first nine months of 2004, compared to $.1 million of gains for the first nine months of 2003. Gains from trading securities are immaterial to the financial condition, cash flows and results of operations of the Company.

Derivative Instruments

Derivative instruments may be used for trading purposes or classified as trading derivatives due to the characteristics of the transaction. During the third quarter, the Company closed all of its credit default protection derivatives, with a combined notional value of $128.5 million, along with the underlying Treasury Notes of the same maturity and principal value. Consequently, as of September 30, 2004, the Company had no open derivative positions classified as trading, compared to two at September 30, 2003, with a market value of $1.8 million. At September 30, 2004, the combined Treasury and derivative positions generated a $1.7 million net gain and $1.4 million net loss for the third quarter and nine months, respectively, compared to net losses of $2.1 million and $2.0 million for the same periods of 2003. The results of the derivative and Treasury positions are immaterial to the financial condition, cash flows, and results of operations of the Company and are reported as part of the available-for-sale portfolio, with the gains (losses) reported as a component of net realized gains (losses) on securities.

Derivative instruments may also be used to manage the risks of the available-for-sale portfolio. This would be accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedge securities or hedge cash flows. The Company had no risk management derivatives at September 30, 2004 or 2003. The Company recognized no gains or losses during the third quarter and first nine months of 2004 or 2003 on risk management derivatives.

Investment Income

Recurring investment income (interest and dividends) increased 8% for the third quarter and 6% for the first nine months of 2004, compared to the same periods last year, reflecting an increase in the average assets invested, partially offset by a reduction in yields due to investing new cash in securities with yields lower than that of the investment portfolio’s average book yield. The Company is reporting total return to more accurately reflect the management philosophy of the portfolio and evaluation of the investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized appreciation/depreciation on investment securities. The Company reported the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2004	2003	2004	2003
Pretax recurring investment book yield	3.7%	4.1%	3.8%	4.3%
Weighted average FTE book yield	4.3%	4.7%	4.4%	4.9%
FTE total return:
Fixed-income securities	2.5%	.5%	3.3%	4.7%
Common stocks	(1.8)%	2.9%	1.4%	14.8%
Total portfolio	1.9%	.9%	3.1%	6.2%

Realized Gains/Losses

The components of net realized gains (losses) for the periods ended September 30 were:

	Three Months		Nine Months
(millions)	2004	2003	2004	2003
Gross realized gains:
Available-for-sale: fixed maturities	$29.2	$15.1	$87.6	$92.1
preferred stocks	.3	2.1	7.9	4.4
common equities	27.7	.1	50.3	15.1
Short-term investments	—	—	.1	.1

	57.2	17.3	145.9	111.7

Gross realized losses:
Available-for-sale: fixed maturities	3.0	(12.5)	14.4	(22.9)
preferred stocks	9.8	(.9)	9.8	(3.4)
common equities	20.5	(8.2)	41.5	(69.7)
Short-term investments	—	—	.2	—

	33.3	(21.6)	65.9	(96.0)

Net realized gains (losses) on securities:
Available-for-sale: fixed maturities	26.2	2.6	73.2	69.2
preferred stocks	(9.5)	1.2	(1.9)	1.0
common equities	7.2	(8.1)	8.8	(54.6)
Short-term investments	—	—	(.1)	.1

	$23.9	$(4.3)	$80.0	$15.7

Per share	$.07	$(.01)	$.24	$.05

For both the quarter and first nine months of 2004, gross realized gains were predominantly in the fixed maturity and common equity portfolios. These gains were the result of advantageous yield and credit spread movements in the fixed maturity portfolio and from re-balancing the equity-indexed portfolio. The largest gains in the fixed maturity portfolio related to sales of corporate, state and local municipal and U.S. Treasury securities. The third quarter gross realized losses were primarily attributable to the sales of securities in conjunction with the settlement of the Company’s tender offer.

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

Fixed income and equity securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for and timing of recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for, and timing of, recovery does not satisfy the guidance set forth in Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.

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

	Three Months			Nine Months
		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
	Write-	Securities	Held at	Write-	Securities	Held at
(millions)	downs	Sold	Period End	downs	Sold	Period End
2004
Fixed income	$—	$—	$—	$—	$—	$—
Common equities	.5	—	.5	1.4	—	1.4

Total portfolio	$.5	$—	$.5	$1.4	$—	$1.4

2003
Fixed income	$2.2	$—	$2.2	$8.4	$2.3	$6.1
Common equities	8.2	—	8.2	44.1	6.4	37.7

Total portfolio	$10.4	$—	$10.4	$52.5	$8.7	$43.8

The following table stratifies the gross unrealized losses in the Company’s portfolio at September 30, 2004, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

(millions)

	Total Gross Unrealized	Percent Decline in Investment Value
Total Portfolio	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$12.7	$5.7	$4.8	$.3	$—
Unrealized loss for 2 quarters	22.4	.4	.2	—	—
Unrealized loss for 3 quarters	6.4	.2	—	—	—
Unrealized loss for 1 year or longer	12.0	1.8	.1	—	—

	$53.5	$8.1	$5.1	$.3	$—

For example, if the Company decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, the Company would recognize an additional $.1 million of OTI losses in the income statement.

The Company also reviews securities in unrealized loss positions in accordance with Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairments.” At September 30, 2004, the gross unrealized loss of $53.5 million (on securities with a market value of $4,113.0 million) includes $12.0 million of unrealized losses on securities in a loss position for one year or longer (on securities with a market value of $470.9 million). The Company determined that none of these securities met the Company’s criteria for other-than-temporary impairment write-downs.

Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

Repurchase Transactions

Throughout the year, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended September 30, 2004, the Company’s largest single outstanding balance of repurchase commitments was $.7 billion open for eleven business days, with an average daily balance of $.5 billion for the quarter. The Company had no open repurchase commitments at September 30, 2004 and 2003. The Company earned income of $.4 million and $.8 million on repurchase commitments during the three months ended September 30, 2004 and 2003, respectively, and earned $1.3 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the accuracy and adequacy of the Company’s pricing and loss reserving methodologies; pricing competition and other initiatives by competitors; the Company’s ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of the Company’s advertising campaigns; legislative and regulatory developments; the outcome of litigation pending or that may be filed against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; the Company’s ability to maintain the uninterrupted operation of its facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results, therefore, may appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2004, the duration of the financial instruments subject to interest rate risk was 2.9 years, compared to 3.3 years at December 31, 2003. At September 30, 2004, the weighted average beta of the equity portfolio was ..99, compared to .95 at December 31, 2003. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2003.

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2003, in addition to the sensitivity analysis, the Company presents summarized estimates of the Value-at-Risk (VaR) of the fixed-income and equity portfolios for the following periods:

	VaR
	September 30,	December 31,
(millions)	2004	2003
Fixed-income portfolio	$(130.5)	$(147.5)
% of portfolio	(1.0)%	(1.4)%
Equity portfolio	$(74.3)	$(102.0)
% of portfolio	(4.4)%	(5.2)%
Total portfolio	$(127.3)	$(158.5)
% of portfolio	(0.9)%	(1.3)%

The model results represent the maximum expected loss in a one-month period at a 95% confidence level. The VaR of the total investment portfolio is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

2004			Total Number of Shares	Maximum Number of Shares That
Calendar	Total Number of	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Month	Shares Purchased	per Share	Announced Plans or Programs[1]	Plans or Programs
July	510,737	76.80	4,626,899	10,373,101
August	185,000	76.61	4,811,899	10,188,101
September	—	—	4,811,899	10,188,101

Total	695,737	$76.75

1In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company.

On September 14, 2004, the Company commenced a modified “Dutch auction” tender offer to purchase up to 17.1 million of its outstanding Common Shares, $1.00 par value. Under the terms of the offer, which expired at 12:00 midnight, New York City time on Friday, October 15, 2004, shareholders of the Company could tender some or all of their shares at prices not greater than $88.00 nor less than $78.00 per share. At the close of the tender offer, the Company determined that 16.9 million of its Common Shares were properly tendered at prices at or below $88.00 per share and not withdrawn. Because shareholders tendered less than 17.1 million Common Shares, there was no proration and the Company purchased all 16.9 million Common Shares at $88 per share.

The Company’s Board of Directors also confirmed that the tender offer will not reduce the number of shares available for repurchase, in the open market or otherwise, pursuant to the resolution approved by the Board in April 2003. The Board reaffirmed that the Company has the authority to repurchase the remaining 10,188,101 shares authorized in April 2003 and that the Company may continue to repurchase shares under this authority after the completion of the tender offer, subject to applicable laws.

Item 6. Exhibits

See exhibit index on page 25 .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: November 9, 2004	BY:	/s/ W. Thomas Forrester

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