Form 10-K
period 2004-12-31
PROGRESSIVE CORP/OH/
filed 2005-03-01
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to ___________________________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004: $16,909,135,762

The number of the Registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2005: 200,095,589

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2005, to be filed on or about March 7, 2005 and the Annual Report to Shareholders for the year ended December 31, 2004, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III and IV hereof.

INTRODUCTION

Portions of the information included in The Progressive Corporation’s Proxy Statement to be filed on or about March 7, 2005, for the Annual Meeting of Shareholders to be held on April 15, 2005 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2004 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries (collectively, the “Company”), which will be attached as an Appendix to the 2005 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1. BUSINESS

     (a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, has 70 subsidiaries and 1 mutual insurance company affiliate. The Progressive Corporation’s insurance subsidiaries and affiliate provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. The Company’s property-casualty insurance products protect its customers against collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. The Company’s non-insurance subsidiaries generally support the Company’s insurance and investment operations.

     (b) Financial Information About Industry Segments

Incorporated by reference from Note 9, Segment Information, beginning on page App.-B-19 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

     (c) Narrative Description of Business

The Company offers a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $13.4 billion in 2004, compared to $11.9 billion in 2003 and $9.5 billion in 2002. The combined GAAP ratio was 85.1 in 2004, 87.3 in 2003 and 92.4 in 2002.

Organization
Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. The Company’s organization enables it to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. The Company’s business is organized into four business areas: Agency (which includes both personal and commercial auto), Direct, Claims, and Sales and Service. Each business has a Group President and a management team. The Company conducts business in 48 states and the District of Columbia and has organized these 49 jurisdictions into six geographical regions. The Agency and the Direct Businesses are managed at the local level and have three General Managers, each responsible for two regions. The Claims business area has six General Managers responsible for one region each, with managers at the state level. Sales and Service (which includes Agency and Direct customer service, direct sales and claims loss reporting, among other services) is performed at six regional sites in Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Phoenix, Arizona; Sacramento, California; and Tampa, Florida.

The Company’s executive management team sets policy and makes key strategic decisions and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer and Chief Human Resource Officer, as well as the Company’s four Group Presidents (Agency, Direct, Claims, and

Sales and Service). The Group Presidents are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who select Progressive as their auto insurance carrier and buy policies through the distribution mode of their choice.

Personal Lines

The Company’s Personal Lines segment writes insurance for private passenger automobiles and recreation and other vehicles. This business frequently offers more than one program in a single state, with each targeted to a specific distribution channel, market or customer group. Personal Lines accounted for 88% of total net premiums written in 2004, 2003 and 2002. The Company’s strategy is to become the low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.

Of the approximately 300 United States insurance companies/groups with private passenger auto insurance premiums over $5 million annually, the Company ranked third in size for 2003 based on net premiums written, and believes that it held this position for 2004. The top 15 private passenger auto insurers comprised about 72% of this market. For 2004, the estimated industry net premiums written for personal auto insurance in the United States and Canada were $158.1 billion, and the Company’s share of this market was approximately 7.4%, compared to $151.0 billion and 7.0%, respectively, in 2003, and $139.6 billion and 6.0% in 2002. Except as otherwise noted, all industry data and the Company’s market share or ranking in the industry either were derived directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source. The Company’s estimate of the 2004 industry net premiums written growth is 3.7%, based on actual written premium growth through the first nine months of the year, which differs from the 4.7% annual net premium written growth estimated by A. M. Best.

Private passenger automobile insurance is comprised of preferred, standard and nonstandard automobile risks and represented 92% of total Personal Lines net premiums written by the Company in 2004. The Company actively participates in the market for each of these risks, with the objective of offering an accurate rate for every risk. Volume potential is driven by the Company’s price competitiveness, brand recognition and the actions of the Company’s competitors, among other factors. See “Competitive Factors” on page 11 of this report for further discussion.

The Company’s specialty Personal Lines products include insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items. These specialty products represented 8% of the Company’s total Personal Lines net premiums written in 2004 and are primarily distributed by independent agencies. Due to the nature of these products, the Company typically experiences higher losses during the warmer weather months. The Company’s competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on the Company’s analysis of this market, the Company believes that it is one of the largest participants in the specialty personal lines market. The Company has been the market share leader for personal watercraft insurance since 2002, and has been the market share leader for the motorcycle product since 1998.

The Personal Lines business is generated either by an agency or written directly by the Company. The Agency channel includes business written by the Company’s network of more than 30,000 independent insurance agencies located throughout the United States, as well as brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with the Company to specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain Company-mandated procedures. These guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of the Company to settle or adjust claims, establish underwriting guidelines, develop rates or enter into other transactions or commitments. The Agency channel also writes business through strategic alliance business relationships (other insurance companies, financial institutions, employers and national brokerage agencies). In 2004, the total net premiums written through the Agency channel represented 68% of the Company’s Personal Lines volume, compared to 69% in 2003 and 70% in 2002.

The Direct channel includes business written through 1-800-PROGRESSIVE and online at progressive.com. Net premiums written in the Direct channel were 32%, 31% and 30% of the Company’s Personal Lines volume in 2004, 2003 and 2002, respectively.

Commercial Auto Business

The Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented 12% of the Company’s total net premiums written in 2004, compared to 11% in both 2003 and 2002. The majority of the Commercial Auto customers insure three or fewer vehicles. Although the Commercial Auto business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. The Company’s Commercial Auto products are distributed primarily through the independent agency channel. The Company competes for this business on a nationwide basis with nearly 200 other companies/groups (with net premiums written in excess of $5 million annually). The Company’s Commercial Auto Business ranked third in market share on a national basis in 2003, based on direct written premium data reported by A.M. Best, and the Company estimates that it retained that position for 2004.

Other Businesses – Indemnity

The Company’s other lines of business — indemnity, which represented less than 1% of the Company’s 2004 net premiums written, compared to 1% for both 2003 and 2002, includes professional liability insurance to community banks, the main product of which is directors and officers liability insurance. The Company shares the risk and premium on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program, sponsored by the American Bankers Association, insures over 1,700 banks, representing every state. The majority of the risk on these coverages is also reinsured by various entities.

In addition, the Company’s other businesses — indemnity include managing the wind-down of the Company’s lender’s collateral protection program, which the Company ceased writing in 2003, and other run-off businesses.

Other Businesses – Service

The Company’s other businesses — service includes providing insurance-related services, primarily providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary markets, in 25 states. The Company processes over 49% of the premiums in the CAIP market and competes with two other providers nationwide. As a service provider, the Company collects fee revenue that is earned on a pro rata basis over the term of the related policies. The Company cedes 100% of the premiums and losses to the plans. Reimbursements to the Company from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business . The Company has maintained, and plans to continue to maintain, compliance with these standards. Any changes in the Company’s participation as a CAIP service provider would not materially affect the Company’s financial condition, results of operations or cash flows. The other businesses — service represent less than 1% of the Company’s 2004, 2003 and 2002 revenues.

Claims

The Company manages its claims handling on a companywide basis through more than 450 claims offices located throughout the United States. In addition, the Company has 20 centers, in 18 cities nationwide, that provide a concierge-level of claims service. These facilities are designed to provide end-to-end resolution for auto physical damage losses. The Company achieved the performance standards that had been established for the expansion of its concierge claims strategy and, as a result, is looking for sites to open approximately 50 additional centers over the next several years. The Company does not have a predefined sequencing of when these centers will be opened and will make that determination on a case-by-case basis. The Company is also looking at expanding this concierge level of service by finding and offering customers the choice of a replacement vehicle, rather than just payment, when their vehicle is deemed un-repairable. This service is being tested in limited locations, but the Company expects expansion in 2005.

Risk Factors

The Company’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into three broad categories in assessing how they may affect the Company’s achievement of its business objectives:

•	Operating Risks are those stemming from external or internal events or circumstances that directly or indirectly may affect the Company’s insurance operations.

•	Investing Risks are uncertainties relating to the performance and preservation of the Company’s investment portfolios. Unlike most other risks, investment risks may have an upside as well as a downside, meaning that the actual development of an investment risk factor (such as whether interest rates go down or up) may result in either an increase or decrease in the value of investments held by the Company.

•	Financing Risks generally relate to the Company’s ability to obtain capital when necessary, pay or otherwise perform the Company’s obligations, including obligations under any debt instruments issued, and earn the cost of equity capital.

In addition, a separate “Other Risks” category has been added at the end of this discussion for certain risks to investors that are not included in one of the three categories identified by management.

Although in the discussion below the Company has organized risks generally according to these categories, it should be noted that many of the risks have ramifications in more than one category. For example, although presented as an Operating Risk below, state regulation of insurance companies may also affect the Company’s investing and financing activities. Similarly, while setting insurance rates, setting loss reserves and adjusting claims are properly discussed as Operating Risks, errors in these disciplines may have an impact on the investing and financing areas as well. The categories, therefore, should be viewed as a starting point for understanding the significant risks facing the Company and not as a limitation on the potential impact of the matters being discussed.

This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by the Company with the Securities and Exchange Commission (“SEC”), as well as news releases and other information publicly disseminated by the Company from time to time.

The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business. If any of the following risks or uncertainties develop into actual events, this could have a materially adverse effect on the Company’s business, financial condition or results of operations. In that case, the market price of the Company’s Common Shares could decline materially.

I. Operating Risks

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

The Company from time to time undertakes strategic initiatives to maintain and improve its competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from the Company’s and/or its competitors’ then-current or historical modes of doing business. As such, the Company’s innovations may entail a degree of risk and may not ultimately achieve anticipated business goals. In addition, these initiatives may be subject to challenge by regulators or private litigants and may disrupt the Company’s relationships with certain of its customers and producers (i.e., agents and brokers). If the Company is unable successfully to develop, plan and implement its strategic initiatives in these competitive, regulatory and legal environments, its business could be materially adversely affected.

Similarly, the Company undertakes distinctive advertising campaigns and other efforts to improve brand recognition and generate growth. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, the Company’s business could be materially adversely affected.

The highly competitive nature of the markets in which the Company competes could also result in the failure of one or more major competitors. In the event of a failure of a major competitor, the Company could be adversely affected, as the Company and other insurance companies may be required under state-mandated plans to absorb the losses of the failed insurer, and as the Company would be faced with an unexpected surge in new business from the failed insurer’s former policyholders.

The ability of the Company to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to the Company’s success.
The Company’s success depends on its ability to attract, develop and retain talented employees, including executives and other key managers. The Company’s loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on the Company’s business.

In addition, the Company must forecast the changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust its hiring programs and/or employment levels accordingly. The Company’s failure to recognize the need for such adjustments, or its failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect the Company’s cost structure) or under-staffing (impairing the Company’s ability to service its ongoing and new business) in one or more business units or locations. In either such event, the Company’s financial results could be materially adversely affected.

The Company further believes that its success depends, in large part, on its ability to maintain and improve the staffing models and employee culture that it has developed over the years. The Company’s ability to do so may be impaired as a result of litigation against the Company, legislation or regulations at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of the Company’s workers could be adversely affected, which could lead to an erosion of the Company’s operating performance and margins.

The Company and its insurance subsidiaries are subject to a variety of complex federal and state laws and regulations.
The Company’s insurance businesses operate in a highly regulated environment. The Company’s insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers. The subsidiaries’ ability to comply with these laws and regulations at reasonable costs, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to the Company’s success.

Certain states impose restrictions on or require prior regulatory approval of various actions by regulated insurers, which may adversely affect the insurance subsidiaries’ ability to operate, innovate and obtain necessary rate adjustments in a timely manner. The Company’s compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies (such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting and efforts to freeze, set or roll back insurance premium rates). Insurance laws and regulations may limit the insurance subsidiaries’ ability to underwrite and price risks accurately, prevent the subsidiaries from obtaining timely rate increases necessary to cover increased costs, and restrict the subsidiaries’ ability to discontinue unprofitable business or exit unprofitable markets. In addition, compliance with insurance-related laws and regulations often results in increased administrative costs to the Company’s insurance subsidiaries. These costs, in turn, may adversely affect the Company’s profitability or its ability or desire to grow its business in the applicable jurisdictions.

The failure to comply with these laws and regulations could also result in actions by regulators or other law enforcement officials, fines and penalties, adverse publicity and damage to the Company’s reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, the Company and its subsidiaries can face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.

During 2004, the Company received document and information requests from several state attorneys general and insurance regulators regarding ongoing investigations into the relationships between insurers and brokers and agents, allegations of bid-rigging by certain brokers and other related matters. For a discussion of the Company’s responses to these requests, see the “Financial Condition – Commitments and Contingencies” Section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, which is attached as Exhibit 13 to this Form 10-K.

Moreover, new legislation or regulations may be adopted in the future which could adversely affect the Company’s operations or ability to write business profitably in one or more states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company is unable to predict whether any such laws will be enacted and how and to what extent such laws and regulations would affect the Company’s businesses.

State insurance regulation may create risk and uncertainties for the Company’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 12 of this report.

Lawsuits challenging business practices of the Company, its competitors and other companies are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in a number of putative class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits include cases alleging damages as a result of the use of after-market parts; total loss evaluation methodology; the use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; the methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; and policy implementation and renewal procedures, among other matters. From time to time, the Company also may be involved in litigation or other disputes alleging that its business practices violate the patent, trademark or other intellectual property rights of third parties. Additional litigation may be filed against the Company and/or its subsidiaries or disputes may arise in the future concerning these or other business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against the Company’s competitors and other businesses, and although the Company is not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, the subsidiaries’ business operations.

Lawsuits against the Company often seek significant monetary damages. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in the Company’s costs of doing business. Such litigation is inherently unpredictable. Except to the extent the Company has established reserves with respect to particular lawsuits that are currently pending against it, the Company is unable to predict the effect, if any, that these pending or future lawsuits may have on the business, operations, profitability or financial condition of the Company. For further information on pending litigation, see Note 11, Litigation, beginning on page App.-B-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

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

The Company’s ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient reliable data,

•	the Company’s ability to conduct a complete and accurate analysis of available data,

•	the Company’s ability to timely recognize changes in trend and to project both the severity and frequency of losses with reasonable accuracy,

•	uncertainties inherent in estimates and assumptions, generally,

•	the Company’s ability to project changes in certain operating expenses with reasonable certainty,

•	the development, selection and application of appropriate rating formulae or other pricing methodologies,

•	the Company’s ability to innovate with new pricing strategies, and the success of those innovations,

•	the Company’s ability to predict policyholder retention accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in the Company’s claim settlement practices,

•	changing driving patterns,

•	unexpected changes in the medical sector of the economy, and

•	unanticipated changes in auto repair costs, auto parts prices and used car prices.

Such risks may result in the Company’s pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause the Company to estimate incorrectly future changes in the frequency or severity of claims. As a result, the Company could underprice risks, which would negatively affect the Company’s margins, or it could overprice risks, which could reduce the Company’s volume and competitiveness. In either event, the Company’s operating results, financial condition and cash flows could be materially adversely affected.

The Company’s financial performance may also be materially adversely affected by severe weather conditions or other catastrophic losses.
The Company continues to be exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and other events, such as explosions, terrorist attacks, riots, hazardous material releases, utility outages or interruptions of communications facilities. The extent of insured losses from a catastrophe is a function of both the Company’s total insured exposure in the area affected by the event and the nature and severity of the event. In addition, the Company’s business could be further impaired if a significant portion of its business or systems were shut down by, or if the Company were unable to gain access to certain of its facilities as a result of, such an event. Most of the Company’s past catastrophe-related claims have resulted from severe storms. The incidence and severity of catastrophes are inherently unpredictable. When they occur with enough severity, the Company’s financial performance, cash flows or results of operations could be materially adversely affected.

The Company’s success depends on its ability to establish accurate loss reserves and to adjust claims accurately.
The Company’s financial statements include loss reserves, which represent the Company’s best estimate of the amounts that the subsidiaries will ultimately pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient reliable data,

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends in multiple markets,

•	changes in medical and auto repair costs,

•	changes in governing statutes and regulations,

•	new or changing interpretations of insurance policy provisions by courts,

•	inconsistent decisions in lawsuits regarding coverage and changing theories of liability,

•	ongoing changes in the Company’s claim settlement practices,

•	the accuracy of estimates by the Company of the number or severity of claims that have been incurred but not reported as of the date of the financial statement,

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy of estimates of total loss and loss adjustment expenses as determined by the Company’s employees for different categories of claims.

As a result of these and other risks and uncertainties, ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in the Company’s financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on the Company’s results of operations, liquidity or financial position. Further information on the Company’s loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 15 of this report, as well as the Company’s “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 29, 2004.

Likewise, the Company must accurately evaluate and pay claims that are made under its policies. Many factors can affect the Company’s ability to pay claims accurately, including the training and experience of the Company’s claims representatives, the claims organization’s culture and the effectiveness of its management, the Company’s ability to develop or select and implement appropriate procedures and systems to support its claims functions, and other factors. The Company’s failure to pay claims accurately could result in unanticipated costs to the Company, lead to material litigation, undermine customer goodwill and the Company’s reputation in the marketplace and impair the Company’s brand image and, as a result, materially adversely affect the Company’s financial results and liquidity.

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

II. Investing Risks

The performance of the Company’s fixed-income and equity investment portfolios are subject to investment risks.
The Company’s fixed-income portfolio is subject to a number of risks, including:

•	Interest rate risk – the risk of adverse changes in the value of fixed-income securities as a result of increases in the underlying market rates, which is the most significant risk to the fixed-income portfolio.

•	Credit risk – the risk that the value of certain investments may become impaired due to the deterioration in financial condition of one or more issuers of those instruments and, ultimately, the risk of permanent loss in the event of default by an issuer.

•	Concentration risk – the risk that the portfolio is too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition of those issuers or the market value of their securities.

•	Prepayment or extension risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) – the risk that, as interest rates change, prepayment expectations of principal of such securities may change, adversely affecting the value of or income from such securities and the portfolio.

The common equity portfolio, which is managed to track the Russell 1000 index, is subject to general movements in the values of equity markets and to the changes in the prices of the securities held by the Company. Equity markets and individual securities may be subject to periods of high volatility. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline in the value of the Company’s common equity portfolio.

In addition, both the fixed-income and the common equity portfolios are subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments held by the Company and the Company’s ability to liquidate investments on favorable terms on short notice may be adversely affected if those markets are disrupted or otherwise affected by local, national or international events, such as power outages, system failures, wars or terrorist attacks, or by recessions or depressions, a significant change in inflation expectations, a significant devaluation of governmental or private sector credit, currencies or financial markets, and other factors or events.

If the fixed-income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, the Company’s liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, the Company’s income from these investments could be materially reduced, and declines in the value of certain securities could further reduce the Company’s reported earnings and capital levels. A decrease in value of the Company’s investment portfolio could also put the Company’s insurance subsidiaries at risk of failing to satisfy regulatory minimum capital requirements. If the Company was not at that time able to supplement its subsidiaries’ capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, the Company’s business could be materially adversely affected.

III. Financing Risks

The Company’s insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repay indebtedness or make capital contributions to its subsidiaries or affiliates.
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if the Company’s subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, the holding company may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, or make capital contributions to or otherwise fund its subsidiaries or affiliates. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

•	State insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus.

•	Competitive pressures require the Company’s insurance subsidiaries to maintain financial strength ratings.

•	In certain jurisdictions, prior approval must be obtained from state regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the holding company.

Further information on state insurance laws and regulations which may limit the ability of the Company’s insurance subsidiaries to pay dividends can be found in Item 5(c), “Subsidiary Dividends,” on page 19 of this report.

The Company’s financial condition may be adversely affected if one or more parties with which it enters into significant contracts becomes insolvent or experiences other financial hardship.
The Company’s business is dependent on the performance by third parties of their responsibilities under various contractual relationships, including without limitation, contracts for the acquisitions of goods and services (such as telecommunications and information technology equipment and support, and other services that are integral to the Company’s operations) and arrangements for transferring certain of the Company’s risks (including reinsurance used by the Company in connection with certain of its insurance products, and the Company’s corporate insurance policies). If one or more of these parties were to default on the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product or service that is significant to the Company’s business, the Company could suffer significant financial losses and operational problems, which could in turn adversely affect the Company’s financial performance, cash flows or results of operations.

The Company’s access to capital markets, its financing arrangements and its business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.
The Company’s credit strength is evaluated and rated by various rating agencies, such as Standard & Poor’s and Moody’s Investors Service. In addition, the financial strength of the Company’s insurance subsidiaries is rated by A.M. Best. The Company and its insurance subsidiaries currently enjoy favorable, stable ratings. Downgrades in the Company’s credit ratings could adversely affect the Company’s ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates paid by the Company on current indebtedness would not be affected). Perceptions of the Company by investors, agents and consumers could also be significantly impaired. Downgrades in the ratings of the Company’s insurance subsidiaries could likewise negatively impact the Company’s operations, potentially resulting in lower or negative premium growth. In either event, the Company’s financial performance could be materially adversely affected.

IV. Other Risks

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

Similarly, under applicable accounting rules, the Company may be required to record a significant loss or other adjustment to income in a specific monthly reporting period in the event of a significant reserve adjustment, catastrophic loss, development(s) in litigation against the Company, other-than-temporary impairment write-down of one or more investments, or other extraordinary events. In addition, the change in market value of certain derivative instruments the Company holds may also affect reported income. Such events may make the Company’s reported results appear volatile and could adversely affect the market for the Company’s stock.

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

Insurance Regulation

The Company’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of the insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. The Company’s insurance subsidiaries and affiliate are domiciled in the states of Arizona, Colorado, Florida, Louisiana, Michigan, New York, Ohio, Pennsylvania, Texas and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium changes and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “use and file” to prior approval to mandated rates.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The Company is in the process of slowly increasing operating leverage through a higher ratio of net premiums written to surplus in its insurance subsidiaries where permitted. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In a number of states, the Company’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act (FCRA), and the Company’s data demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. Also, Congress recently mandated that the federal government conduct a disparate impact study of the use of credit. It is possible that Congress may enact further legislation affecting the use of credit in underwriting and rating following completion of that study.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the subsidiaries’ automobile insurance business in those jurisdictions, and may limit the subsidiaries’ ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries’ ability to price automobile insurance adequately, or affecting the subsidiaries’ insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on the subsidiaries’ businesses cannot be predicted.

Statutory Accounting Principles

The Company’s results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Primarily, under GAAP:

1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2.	Certain assets are included in the consolidated balance sheets, but are non-admitted and charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

3.	Amounts related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.

4.	Fixed-maturity securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the credit quality of the specific security, as required by SAP. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.

5.	Both current and deferred taxes are recognized in the income statement for GAAP, while deferred taxes are posted directly to surplus for SAP.

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. The Company’s investment portfolio, at market value, was $13.1 billion at December 31, 2004, compared to $12.5 billion at December 31, 2003. Investment income is affected by shifts in the type and quality of investments in the portfolio, changes in interest rates and other factors. Investment income, including net realized gains (losses) on securities, before expenses and taxes, was $563.7 million in 2004, compared to $478.0 million in 2003 and $376.6 million in 2002. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-B-26 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2004, was 27,085.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of the Company’s insurance subsidiaries. The Company’s objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves-“IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations. A detailed discussion of the Company’s loss reserving practices can be found in its Report on Loss Reserving Practices, which was filed with the SEC on Form 8-K on June 29, 2004.

The accompanying tables present an analysis of property-casualty losses and LAE. The following table provides a reconciliation of beginning and ending estimated liability balances for 2004, 2003 and 2002 on a GAAP basis.

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2004	2003	2002

Balance at January 1	$4,576.3	$3,813.0	$3,238.0
Less reinsurance recoverables on unpaid losses	229.9	180.9	168.3

Net balance at January 1	4,346.4	3,632.1	3,069.7

Incurred related to:
Current year	8,664.1	7,696.5	6,295.6
Prior years	(109.1)	(56.1)	3.5

Total incurred	8,555.0	7,640.4	6,299.1

Paid related to:
Current year	5,719.2	5,065.4	4,135.0
Prior years	2,233.7	1,860.7	1,601.7

Total paid	7,952.9	6,926.1	5,736.7

Net balance at December 31	4,948.5	4,346.4	3,632.1
Plus reinsurance recoverable on unpaid losses	337.1	229.9	180.9

Balance at December 31	$5,285.6	$4,576.3	$3,813.0

During 2004 and 2003, the Company experienced $109.1 million and $56.1 million, respectively, of favorable loss reserve development, compared to $3.5 million of unfavorable development in 2002. The favorable development during 2004 was driven by actuarial adjustments as well as favorable “all other development” (e.g., claims settling for more or less than reserved, emergence of unreported claims at rates different than reserved and changes in reserve estimates by claims representatives). The favorable “all other development” also reflects the continued recognition of lower severity for prior accident years than had been previously estimated. In addition to the favorable claims development during 2003, the Company benefited from a change in its estimate of the Company’s future operating losses due to business assigned from the New York Automobile Insurance Plan. During 2002, the Company made no significant change to the estimate of total loss reserves recorded in prior years. The Company conducts extensive reviews each month on portions of its business to help ensure that the Company is meeting its objective of having reserves that are adequate, with minimal variation.

The Company takes into account the projected change in average severities of claims, which is caused by the anticipated effect of inflation and a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, inflation, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.

The Company has not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$1,432.9	$1,610.5	$1,800.6	$2,146.6	$2,188.6	$2,416.2	$2,986.4	$3,238.0	$3,813.0	$4,576.3	$5,285.6
LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	334.2	296.1	267.7	279.1	242.8	216.0	201.1	168.3	180.9	229.9	337.1

LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$1,098.7	$1,314.4	$1,532.9	$1,867.5	$1,945.8	$2,200.2	$2,785.3	$3,069.7	$3,632.1	$4,346.4	$4,948.5
PAID (CUMULATIVE) AS OF:
One year later	525.3	593.0	743.6	922.0	1,082.8	1,246.5	1,409.3	1,601.7	1,860.7	2,233.8
Two years later	706.4	838.9	1,034.5	1,289.6	1,487.9	1,738.5	2,047.2	2,290.7	2,688.9
Three years later	810.6	960.1	1,266.1	1,474.9	1,680.6	2,001.4	2,355.0	2,655.8	—
Four years later	857.1	1,057.1	1,351.1	1,554.1	1,785.7	2,126.4	2,514.6	—	—
Five years later	892.7	1,092.5	1,384.0	1,596.7	1,836.4	2,191.4	—	—	—
Six years later	909.7	1,106.3	1,399.9	1,618.2	1,865.3	—	—	—	—
Seven years later	917.1	1,112.3	1,408.9	1,630.4	—	—	—	—	—
Eight years later	919.7	1,117.6	1,414.1	—	—	—	—	—	—
Nine years later	922.6	1,120.9	—	—	—	—	—	—	—
Ten years later	924.5	—	—	—	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	1,042.1	1,208.6	1,429.6	1,683.3	1,916.0	2,276.0	2,686.3	3,073.2	3,576.0	4,237.3
Two years later	991.7	1,149.5	1,364.5	1,668.5	1,910.6	2,285.4	2,708.3	3,024.2	3,520.7
Three years later	961.2	1,118.6	1,432.3	1,673.1	1,917.3	2,277.7	2,671.2	2,988.7	—
Four years later	940.6	1,137.7	1,451.0	1,669.2	1,908.2	2,272.3	2,666.9	—	—
Five years later	945.5	1,153.3	1,445.1	1,664.7	1,919.0	2,277.5	—	—	—
Six years later	952.7	1,150.1	1,442.0	1,674.5	1,917.6	—	—	—	—
Seven years later	952.6	1,146.2	1,445.6	1,668.4	—	—	—	—	—
Eight years later	949.7	1,147.4	1,442.5	—	—	—	—	—	—
Nine years later	950.9	1,146.3	—	—	—	—	—	—	—
Ten years later	950.0	—	—	—	—	—	—	—	—
CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$148.7	$168.1	$90.4	$199.1	$28.2	$(77.3)	$118.4	$81.0	$111.4	$109.1
PERCENTAGE [2]	13.5	12.8	5.9	10.7	1.4	(3.5)	4.3	2.6	3.1	2.5

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$1,201.7	$1,395.5	$1,713.0	$1,930.7	$2,151.5	$2,492.3	$2,866.0	$3,172.7	$3,754.8	$4,530.2
LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	251.7	249.2	270.5	262.3	233.9	214.8	199.1	184.0	234.1	292.9

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$950.0	$1,146.3	$1,442.5	$1,668.4	$1,917.6	$2,277.5	$2,666.9	$2,988.7	$3,520.7	$4,237.3
GROSS CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$231.2	$215.0	$87.6	$215.9	$37.1	$(76.1)	$120.4	$65.3	$58.2	$46.1

1 Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

2 Cumulative development ÷ liability for unpaid losses and LAE-Net.

The above table presents the development of balance sheet liabilities for losses and LAE from 1994 through 2003. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that are unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2004, the insurance subsidiaries had paid $1,120.9 million of the currently estimated $1,146.3 million of losses and LAE that had been incurred through the end of 1995; thus, an estimated $25.4 million of losses incurred through 1995 remain unpaid as of the current financial statement date.

The cumulative development represents the aggregate change in the estimates over all prior years. For example, the 1994 liability has developed favorably by $148.7 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 15 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1997, but incurred in 1994, will be included in the cumulative development amount for years 1994, 1995 and 1996. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

The Company experienced continually favorable reserve development from 1994 through 1998 primarily due to decreasing bodily injury severity. From the beginning of 1994 continuously through the third quarter 1998, the Company’s bodily injury severity decreased each quarter when compared to the same quarter of the prior year. This period of decreasing severity for the Company was not only longer than that experienced by the industry, but also longer than at any time in the Company’s recent history. The reserves established as of the end of each year assumed the current accident year’s severity would increase over the prior accident year’s estimate. As the experience continued to be evaluated at later dates, the realization of the decreased severity resulted in favorable reserve development. Late in 1998, the Company started experiencing an increase in bodily injury severity. As a result, the reserve development has been much closer to the Company’s original estimate.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 16 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of the Company’s insurance subsidiaries, as filed with the state insurance departments.

     (d) Financial Information about geographic areas.

The Company operates throughout the United States.

     (e) Available information.

The Company’s Web site is progressive.com. As soon as reasonably practicable, the Company makes all documents filed with, or furnished to, the SEC, including its reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to these reports, available free of charge via its Web site at progressive.com/investors. These reports are also available on the SEC’s Web site: sec.gov.

ITEM 2. PROPERTIES
The Company’s corporate headquarters are located on a 42-acre parcel in Mayfield Village, Ohio. The Company also owns a 72-acre corporate office complex near the headquarters. Buildings on these two sites, which are owned by a subsidiary of the Company, contain approximately 1.6 million square feet of office space, including a .2 million square foot building added in 2004.

The Company also owns seven other buildings in Cleveland, Ohio suburbs near the corporate office complexes; seven buildings in Tampa, Florida; three buildings in Colorado Springs, Colorado; and a building in each of the following cities: Albany, New York; Austin, Texas; Ft. Lauderdale, Florida; Plymouth Meeting, Pennsylvania; Tempe, Arizona; and Tigard, Oregon. Four of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 2.2 million square feet of office, warehouse and training facility space and are owned by subsidiaries of the Company. These facilities are occupied by the Company’s business units or other operations and are not segregated by industry segment.

The Company leases approximately 1.2 million square feet of office and warehouse space at various locations throughout the United States for its business units and corporate functions. In addition, the Company leases approximately 450 claims offices, consisting of approximately 3.4 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.

ITEM 3. LEGAL PROCEEDINGS
Incorporated by reference from Note 11, Litigation, beginning on page App.-B-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

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

					Dividends
Year	Quarter	High	Low	Close	Per Share

2004	1	$89.06	$80.68	$87.60	$.025
	2	91.97	81.30	85.30	.025
	3	85.60	73.10	84.75	.030
	4	97.29	83.01	84.84	.030

		$97.29	$73.10	$84.84	$.110

2003	1	$60.41	$46.25	$59.31	$.025
	2	76.38	59.66	73.10	.025
	3	75.81	64.25	69.11	.025
	4	84.68	69.11	83.59	.025

		$84.68	$46.25	$83.59	$.100

The closing price of the Company’s Common Shares on January 31, 2005 was $83.65.

     (b) Holders

There were 3,908 shareholders of record on January 31, 2005.

     (c) Subsidiary Dividends

Consolidated statutory policyholders’ surplus was $4.7 billion and $4.5 billion at December 31, 2004 and 2003, respectively. At December 31, 2004, $488.7 million of consolidated statutory policyholders’ surplus represented net admitted assets of the Company’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $1,229.9 million in 2005 without prior approval from regulatory authorities, provided the dividend payments are not within 12 months of previous dividends paid by the applicable subsidiary.

     (d) Securities authorized for issuance under equity compensation plans.

The following information is set forth with respect to the equity compensation plan information at December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION
			Cumulative	Number of Securities
	Number of Securities	Weighted-Average	Number of	Remaining Available
	to be Issued upon	Exercise Price of	Securities	for Future Issuance
	Exercise of	Outstanding	Awarded as	Under Equity
Plan Category	Outstanding Options	Options	Restricted Stock	Compensation Plans

Equity compensation plans approved by security holders:
Employee Plans:

2003 Incentive Plan	—	—	697,850	4,302,150

1995 Incentive Plan[1]	5,763,782	$33.77	347,856	7,141,717

1989 Incentive Plan	825,719	19.98	—	—

Subtotal Employee Plans	6,589,501	32.04	1,045,706	11,443,867

Director Plans:

2003 Directors Equity Incentive Plan	—	—	28,344	321,656

1998 Directors’ Stock Option Plan	170,277	36.12	—	406,956
1990 Directors’ Stock Option Plan	72,000	19.45	—	—

Subtotal Director Plans	242,277	31.17	28,344	728,612

Equity compensation plans not approved by security holders:
None

Total	6,831,778	32.01	1,074,050	12,172,479

[1]	This plan expired on February 10, 2005. As of that date, no securities remain available for further issuance thereunder.

     (e) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2004			Total Number of Shares Purchased	Maximum Number of Shares That
Calendar	Total Number of	Average Price Paid per	as Part of Publicly Announced Plans	May Yet Be Purchased Under the
Month	Shares Purchased	Share	or Programs[1,2]	Plans or Programs[1,2]

January	50,089	$82.64	3,168,596	11,831,404

February	51,149	83.78	3,219,745	11,780,255

March	200,000	86.92	3,419,745	11,580,255

April	280,000	88.57	3,699,745	11,300,255

May	200,000	83.84	3,899,745	11,100,255

June	216,417	85.92	4,116,162	10,883,838

July	510,737	76.80	4,626,899	10,373,101

August	185,000	76.61	4,811,899	10,188,101

September	—	—	4,811,899	10,188,101

October[2]	16,919,674	88.00	16,919,674	—

October	—	—	4,811,899	10,188,101

November	—	—	4,811,899	10,188,101

December	1,830	91.48	4,813,729	10,186,271

Total	18,614,896	$87.48

1In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company.

2On September 13, 2004, the Company announced a modified “Dutch auction” tender offer to purchase up to 17.1 million of its outstanding Common Shares, $1.00 par value. Under the terms of the offer, which expired at 12:00 midnight, New York City time on October 15, 2004, shareholders of the Company could tender some or all of their shares at prices not greater than $88.00 nor less than $78.00 per share. At the close of the tender offer, the Company determined that 16.9 million of its Common Shares were properly tendered at prices at or below $88.00 per share and not withdrawn. Because shareholders tendered less than 17.1 million Common Shares, there was no proration and the Company purchased all 16.9 million Common Shares at $88 per share.

The Company’s Board of Directors also confirmed that the tender offer did not reduce the number of shares available for repurchase pursuant to the resolution approved by the Board in April 2003. The Company, therefore, retains the authority to repurchase the remaining 10,186,271 shares authorized in April 2003.

ITEM 6. SELECTED FINANCIAL DATA

(millions – except per share amounts)

	For the years ended December 31,
	2004	2003	2002	2001	2000

Total revenues	$13,782.1	$11,892.0	$9,294.4	$7,488.2	$6,771.0
Net income	1,648.7	1,255.4	667.3	411.4	46.1
Per share:[1]
Net income[2]	7.63	5.69	2.99	1.83	.21
Dividends	.110	.100	.096	.093	.090
Total assets	17,184.3	16,281.5	13,564.4	11,122.4	10,051.6
Debt outstanding	1,284.3	1,489.8	1,489.0	1,095.7	748.8

[1]	All per share amounts were adjusted for the April 22, 2002, 3-for-1 stock split.

[2]	Presented on a diluted basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page App.-B-26 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, along with the related notes, supplementary data and report of the independent registered public accounting firm, are incorporated by reference from the Annual Report, which is included as Exhibit 13 to this Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting is incorporated by reference from page App.-B-24 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

The independent registered public accounting firm’s Attestation Report on Management’s Assessment of Internal Control over Financial Reporting is incorporated by reference from page App.-B-25 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2005 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1:Election of Directors” in the Proxy Statement.

Information relating to executive officers of the Registrant and its subsidiaries follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	49	President and Chief Executive Officer since January 2001; Chief Executive Officer – Insurance Operations during 2000; Chief Technology Officer prior to March 2000; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, from March 2000 to March 2004

W. Thomas Forrester	56	Vice President since June 2001; Chief Financial Officer; Treasurer prior to June 2001

Charles E. Jarrett	47	Vice President since June 2001; Secretary since February 2001; Chief Legal Officer since November 2000; Partner at Baker & Hostetler LLP, which is the principal outside law firm of the Company, prior to November 2000

Jeffrey W. Basch	46	Vice President; Chief Accounting Officer

Thomas A. King	45	Treasurer since April 2003; Investment Strategist from February 2001 to March 2003; Vice President; Corporate Controller prior to February 2001

Alan R. Bauer	52	Group President of the Direct Business since January 2002; Internet Business Leader prior to January 2002

William M. Cody	42	Chief Investment Officer since February 2003; Portfolio Manager prior to February 2003

Susan Patricia Griffith	40	Chief Human Resource Officer since April 2002; Process Manager for Claims Central Services from January 2001 to April 2002; Regional Claims Consultant prior to January 2001

Brian J. Passell	48	Group President of Claims since January 2002; Claims Business Leader prior to January 2002

Raymond M. Voelker	41	Chief Information Officer since April 2000; Information Technology Executive – Claims and Infrastructure Technologies prior to April 2000

Richard H. Watts	50	Group President of Sales and Service since January 2002; Direct Business Leader prior to January 2002

Robert T. Williams	48	Group President of the Agency Business since January 2002; Agency Business Leader from April 2000 to December 2001; Chief Pricing/Product Officer prior to April 2000

Audit Committee. Incorporated by reference from the “Audit Committee” section of the Proxy Statement (which can be found in “Item 1- Election of Directors”).

Financial Expert. Incorporated by reference from the “Audit Committee Financial Expert ” section of the Proxy Statement (which can be found in “Item 1: Election of Directors”).

Shareholder-Proposed Candidate Procedures. In January 2004, the Nominating and Governance Committee of the Board of Directors approved procedures for shareholders to recommend candidates for nomination to the Board. The description of those procedures are incorporated by reference from the “Shareholder-Proposed Candidate Procedures of the Proxy Statement (which can be found in “Item 1: Election of Directors”).

Section 16(a) Beneficial Ownership Reporting Compliance.

     On February 10, 2004, Mr. Charles A. Davis, a director of the Company, received a distribution from the Company of the cash equivalent of 13.6889 phantom stock units (which are valued on a 1-to-1 basis with the Company’s Common Shares) pursuant to The Progressive Corporation Directors Deferral Plan. This transaction was reported late on a Form 4 filed on April 2, 2004, due to an administrative error on the part of the Company.

     On September 16, 2004, Mr. Peter B. Lewis, Chairman of the Board, filed a Form 4 reporting the August 20, 2004 sale of 500 Common Shares to an irrevocable trust, of which the reporting person is neither a trustee or a beneficiary, in connection with the creation and funding of Lewis Children VII, LLC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the section of the Proxy Statement entitled “Item 1: Election of Directors – Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Listing of Financial Statements
The following consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2004 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income – For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity – For the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – For the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Supplemental Information (Unaudited)

(a)(2)	Listing of Financial Statement Schedules
The following financial statement schedules of the Registrant and its subsidiaries, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(c):

Schedules

Schedule I – Summary of Investments – Other than Investments in Related Parties

Schedule II – Condensed Financial Information of Registrant

Schedule III – Supplementary Insurance Information

Schedule IV – Reinsurance

Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations

Report of Independent Registered Public Accounting Firm

Consent of Independent Registered Public Accounting Firm

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

(a)(3)	Listing of Exhibits

See exhibit index contained herein at pages 40 to 49. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos.10(D) through 10(BR).

(b)	Exhibits

The exhibits in response to this portion of Item 15 are submitted concurrently with this report.

(c)	Financial Statement Schedules

SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER
THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2004
			Amount At Which
			Shown In The
Type of Investment	Cost	Market Value	Balance Sheet

Fixed Maturities:
Available-for-sale:
United States Government and government agencies and authorities	$1,970.1	$1,962.5	$1,962.5
States, municipalities and political subdivisions	2,873.2	2,940.4	2,940.4
Asset-backed securities	2,345.7	2,368.7	2,368.7
Foreign government obligations	30.8	31.4	31.4
Corporate and other debt securities	1,752.8	1,781.3	1,781.3

Total fixed maturities	8,972.6	9,084.3	9,084.3

Equity securities:
Common stocks:
Public utilities	112.3	163.2	163.2
Banks, trusts and insurance companies	305.9	430.0	430.0
Industrial, miscellaneous and all other	895.8	1,258.7	1,258.7
Nonredeemable preferred stocks	749.4	768.9	768.9

Total equity securities	2,063.4	2,620.8	2,620.8

Short-term investments	1,376.6	1,376.9	1,376.9

Total investments	$12,412.6	$13,082.0	$13,082.0

The Company did not have any securities of one issuer with an aggregate cost or market value exceeding 10% of total shareholders’ equity at December 31, 2004.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2004	2003	2002

Revenues
Dividends from subsidiaries*	$2,123.8	$533.5	$47.3
Intercompany investment income*	13.2	12.6	21.6
Gain on sale of consolidated subsidiary	—	1.7	—

	2,137.0	547.8	68.9

Expenses
Interest expense	86.1	98.9	76.2
Other operating costs and expenses	5.8	5.2	2.4

	91.9	104.1	78.6

Income (loss) before income taxes and other items below	2,045.1	443.7	(9.7)
Income tax benefit	(34.4)	(35.7)	(21.5)

Income before equity in undistributed earnings of subsidiaries	2,079.5	479.4	11.8
Equity in undistributed net income (loss) of consolidated subsidiaries*	(430.8)	776.0	655.5

Net income	$1,648.7	$1,255.4	$667.3

*	Eliminated in consolidation.

  See notes to financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2004	2003

ASSETS
Investment in non-consolidated affiliates	$.4	$.4
Investment in subsidiaries*	5,412.6	5,301.2
Receivable from subsidiary*	962.0	1,162.4
Intercompany receivable*	213.0	168.3
Other assets	49.9	37.0

TOTAL ASSETS	$6,637.9	$6,669.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$108.2	$93.5
Income taxes payable	90.0	61.4
Debt	1,284.3	1,483.8

Total liabilities	1,482.5	1,638.7

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0 shares, issued 213.2, and 230.1, including treasury shares of 12.8 and 13.7)	200.4	216.4
Paid-in capital	743.3	688.3
Unamortized restricted stock	(46.0)	(28.9)
Accumulated other comprehensive income (loss):
Net unrealized gains of investment in equity securities of consolidated subsidiaries	435.1	418.2
Net unrealized gains on forecasted transactions	9.7	10.7
Foreign currency translation adjustment	—	(3.9)
Retained earnings	3,812.9	3,729.8

Total shareholders’ equity	5,155.4	5,030.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,637.9	$6,669.3

*	Eliminated in consolidation.

  See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,648.7	$1,255.4	$667.3
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of consolidated subsidiaries	(1,693.0)	(1,309.5)	(702.8)
Restricted stock amortization	1.1	.8	—
Gain on sale of consolidated subsidiary	—	(1.7)	—
Changes in:
Intercompany receivable or payable	(44.7)	(52.0)	(48.3)
Accounts payable and accrued expenses	2.9	20.2	13.6
Income taxes	28.6	(14.2)	29.7
Tax benefits from exercise of stock options	44.3	44.0	19.3
Other, net	(12.3)	(18.6)	(2.9)

Net cash used in operating activities	(24.4)	(75.6)	(24.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(499.7)	(110.3)	(294.4)
Dividends received from consolidated subsidiaries	2,123.8	516.2	47.3
Proceeds from sale of consolidated subsidiary	—	8.2	—

Net cash provided by (used in) investing activities	1,624.1	414.1	(247.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	51.7	50.0	22.6
Proceeds from debt	—	—	393.5
Payment of debt	(200.0)	—	—
Receivable from subsidiary	200.4	(50.0)	90.5
Dividends paid to shareholders	(23.3)	(21.7)	(21.1)
Acquisition of treasury shares	(1,628.5)	(316.8)	(214.3)

Net cash provided by (used in) financing activities	(1,599.7)	(338.5)	271.2

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements of The Progressive Corporation (the “Registrant”) should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in the Registrant’s 2004 Annual Report to Shareholders, which is included as Exhibit 13 to this Form 10-K.

STATEMENTS OF CASH FLOWS — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Registrant paid income taxes of $709.0 million in 2004, and $579.0 million and $392.0 million in 2003 and 2002, respectively. Total interest paid was $91.6 million for 2004 and $98.9 million for 2003 and $64.2 million in 2002. Non-cash activity includes the liability for deferred restricted stock compensation and the contribution of restricted stock from the Registrant to its subsidiaries.

On April 22, 2002, the Registrant effected a 3-for-1 split of its Common Shares, $1.00 par value, in the form of a dividend to shareholders. In connection with this transaction, the Registrant transferred $147.0 million from returned earnings to the Common Share account. All per share and share amounts and stock prices were adjusted to give effect to the split. Treasury shares were not split.

DEBT – Debt at December 31 consisted of:
(millions)

	2004		2003
		Market		Market
	Cost	Value	Cost	Value

6.60% Notes due 2004 (issued: $200.0, January 1994)	$—	$—	$200.0	$200.3
7.30% Notes due 2006 (issued: $100.0, May 1996)	99.9	105.2	99.9	110.8
6.375% Senior Notes due 2012 (issued: $350.0, December 2001)	347.7	384.6	347.5	382.6
7% Notes due 2013 (issued: $150.0, October 1993)	148.9	171.1	148.8	171.0
6 5/8% Senior Notes due 2029 (issued: $300.0, March 1999)	294.1	324.2	294.0	312.5
6.25% Senior Notes due 2032 (issued: $400.0, November 2002)	393.7	417.0	393.6	408.8

	$1,284.3	$1,402.1	$1,483.8	$1,586.0

Debt includes amounts the Company has borrowed and contributed to the capital of its insurance subsidiaries or borrowed for other long-term purposes. Market values are obtained from publicly quoted sources. Interest on all debt is payable semiannually and all principal is due at maturity. There are no restrictive financial covenants.

The 6.25% Senior Notes, the 6.375% Senior Notes and the 6 5/8% Senior Notes (collectively, “Senior Notes”) may be redeemed in whole or in part at any time, at the option of the Company, subject to a “make whole” provision. All other debt is noncallable.

In June 2004, the Company entered into an uncommitted line of credit with National City Bank in the principal amount of $100 million. Interest on amounts borrowed accrues at a rate related to the London interbank offered rate (LIBOR). No commitment fees are required to be paid under this line of credit. The Company had no borrowings under this arrangement at December 31, 2004.

In January 2004, the Company entered into a revolving credit arrangement with National City Bank, replacing a prior credit facility with National City Bank, which had the same material terms with the exception of additional interest rate options under the new arrangement. Under this agreement, the Company had the right to borrow up to $10.0 million. By selecting from available credit options, the Company could elect to pay interest at the prime rate or rates related to LIBOR. A commitment fee was payable on any unused portion of the committed amount at the rate of .125% per annum. The Company had no borrowings under this arrangement at December 31, 2004 or 2003. In January 2005, the Company elected to allow this revolving credit arrangement to expire at its contractual termination date, due to the fact that the Company maintains the $100 million line of credit with National City Bank, as discussed above.

Aggregate principal payments on debt outstanding at December 31, 2004 are $0 for 2005, $100.0 million for 2006, $0 for 2007, 2008, and 2009 and $1.2 billion thereafter.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

INCOME TAXES – The Registrant files a consolidated Federal income tax return with all subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts payable to the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Registrant and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable in the accompanying Condensed Balance Sheets.

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES – The Registrant, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2004	2003	2002

Changes in unrealized gains (losses):
Available-for-sale: fixed maturities	$(122.4)	$(68.7)	$227.1
equity securities	148.4	462.2	(164.0)
Deferred income taxes	(9.1)	(137.7)	(22.2)

	$16.9	$255.8	$40.9

OTHER MATTERS – The information relating to incentive compensation plans is incorporated by reference from Note 8, Employee Benefit Plans, “Incentive Compensation Plans” beginning on page App.-B-16 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		Future
		policy		Other
		benefits,		policy			Benefits,	Amortization
	Deferred	losses,		claims			claims,	of deferred
	policy	claims and		and		Net	losses and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	Investment	settlement	acquisition	operating	premiums
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue	Income[1]	expenses	costs	expenses	written

Year ended December 31, 2004:
Personal Lines					$11,611.9		$7,629.3	$1,241.8	$1,107.0	$11,735.8

Commercial Auto Business					1,524.1		909.9	173.4	119.4	1,616.6
Other businesses- indemnity					33.9		15.8	2.8	12.2	25.7

Total	$432.2	$5,285.6	$4,108.0	$—	13,169.9	$470.5	$8,555.0	$1,418.0	$1,238.6	$13,378.1

Year ended December 31, 2003:
Personal Lines					$10,051.0		$6,841.0	$1,098.3	$892.7	$10,502.8

Commercial Auto Business					1,226.7		768.9	140.7	102.9	1,357.7
Other businesses- indemnity					63.3		30.5	10.1	14.5	52.9

Total	$412.3	$4,576.3	$3,894.7	$—	$11,341.0	$453.8	$7,640.4	$1,249.1	$1,010.1	$11,913.4

Year ended December 31, 2002:
Personal Lines					$7,907.8		$5,622.6	$903.5	$790.0	$8,362.5

Commercial Auto Business					880.0		622.2	100.7	77.1	1,002.9
Other businesses- indemnity					95.7		54.3	27.4	7.1	86.6

Total	$363.5	$3,813.0	$3,304.3	$—	$8,883.5	$443.7	$6,299.1	$1,031.6	$874.2	$9,452.0

[1]	The Company does not allocate assets, liabilities or investment income to operating segments.

SCHEDULE IV – REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other		Assumed
Year Ended:	Amount	Companies	Companies	Net Amount	to Net

December 31, 2004
Premiums earned:
Property and liability	$13,480.8	$310.9	$—	$13,169.9	—

December 31, 2003
Premiums earned:
Property and liability	$11,597.5	$256.5	$—	$11,341.0	—

December 31, 2002
Premiums earned:
Property and liability	$9,078.1	$194.7	$.1	$8,883.5	—

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY –
CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment		Paid Losses and Loss
	Expenses Incurred Related to		Adjustment Expenses
Year Ended	Current Year	Prior Years
December 31, 2004	$8,664.1	$(109.1)	$7,952.9

December 31, 2003	$7,696.5	$(56.1)	$6,926.1

December 31, 2002	$6,295.6	$3.5	$5,736.7

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 33, for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders
of The Progressive Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2005 appearing in the 2004 Annual Report to Shareholders of The Progressive Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 1, 2005

Consent of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of The Progressive Corporation:

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

of The Progressive Corporation of our report dated March 1, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 1, 2005 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 1, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 1, 2005	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	Director, Chairman of the Board	March 1, 2005
Peter B. Lewis

/s/ Glenn M. Renwick	Director, President and Chief Executive Officer	March 1, 2005
Glenn M. Renwick

*	Vice President and Chief Financial Officer	March 1, 2005
W. Thomas Forrester

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 1, 2005
Jeffrey W. Basch

*	Director	March 1, 2005
Milton N. Allen

*	Director	March 1, 2005
Stephen R. Hardis

*	Director	March 1, 2005
Bernadine P. Healy, M.D.

*	Director	March 1, 2005
Jeffrey D. Kelly

*	Director	March 1, 2005
Philip A. Laskawy

*	Director	March 1, 2005
Norman S. Matthews

*	Director	March 1, 2005
Patrick H. Nettles, Ph.D.

*	Director	March 1, 2005
Donald B. Shackelford

*	Director	March 1, 2005
Bradley T. Sheares, Ph.D.

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By: /s/ Charles E. Jarrett	March 1, 2005
     Charles E. Jarrett
     Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(3)(i)	3(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation (“Progressive”)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(d) therein)

(3)(ii)	3(B)	Code of Regulations of The Progressive Corporation (as amended April 16, 2004)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 3(A) therein)

(4)	4(A)	$10,000,000 Unsecured Line of Credit with National City Bank (dated May 23, 1990; renewed May 20, 1992; amended February 1, 1994 and May 1, 1997); expired January, 2004	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 4(A) therein)

(4)	4(B)	$10,000,000 Commercial Note: Revolving Credit with National City Bank (dated January 27, 2004); expired January, 2005	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(B) therein)

(4)	4(C)	Commercial Note: Demand Line of Credit with National City Bank dated June 15, 2004	Current Report on Form 8-K (filed with SEC on June 18, 2004; Exhibit 99 therein)

(4)	4(D)	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed with SEC on March 31, 1998; Exhibit 4.1 therein)

(4)	4(E)	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Filed herewith

(4)	4(F)	Form of 6.60% Notes due 2004 issued in the aggregate principal amount of $200,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 30, 2000; Exhibit 4(H) therein)

(4)	4(G)	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (filed with SEC on March 15, 1996; Exhibit 4.2 therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(4)	4(H)	Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 4(J) therein)

(4)	4(I)	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee, supplementing and amending the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(H) therein)

(4)	4(J)	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(I) therein)

(4)	4(K)	Third Supplemental Indenture dated December 7, 2001 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (filed with SEC on December 10, 2001; Exhibit 4.5 therein)

(4)	4(L)	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed with SEC on December 10, 2001; Exhibit 4.6 therein)

(4)	4(M)	Fourth Supplemental Indenture dated November 21, 2002 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.6 therein)

(4)	4(N)	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.7 therein)

(10)(ii)	10(A)	Aircraft Management Agreement dated April 23, 1999, between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 30, 2000; Exhibit 10(E) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(ii)	10(B)	Hangar Sharing Agreement dated as of June 1, 2002 between Progressive Casualty Insurance Company and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(B) therein)

(10)(ii)	10(C)	Reimbursement Agreement dated December 23, 2002 between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(C) therein)

(10)(iii)	10(D)	The Progressive Corporation 2003 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(F) therein)

(10)(iii)	10(E)	The Progressive Corporation 2004 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(F) therein)

(10)(iii)	10(F)	The Progressive Corporation 2005 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(A) therein)

(10)(iii)	10(G)	2003 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(G) therein)

(10)(iii)	10(H)	2004 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(H) therein)

(10)(iii)	10(I)	2005 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(C) therein)

(10)(iii)	10(J)	The Progressive Corporation 1999 Executive Bonus Plan (as amended on January 31, 2003)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10(K)	The Progressive Corporation 2004 Executive Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(J) therein)

(10)(iii)	10(L)	The Progressive Corporation 2004 Information Technology Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(K) therein)

(10)(iii)	10(M)	The Progressive Corporation 2005 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(B) therein)

(10)(iii)	10(N)	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(5) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10	(O)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(R) therein)

(10)(iii)	10	(P)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(S) therein)

(10)(iii)	10	(Q)	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 30, 2000; Exhibit 10(P) therein)

(10)(iii)	10	(R)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(M) therein)

(10)(iii)	10	(S)	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(T) therein)

(10)(iii)	10	(T)	Form of The Progressive Corporation 1995 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Filed herewith

(10)(iii)	10	(U)	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10	(V)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10	(W)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(A) therein)

(10)(iii)	10	(X)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(c) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit	If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10	(Y)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(B) therein)

(10)(iii)	10	(Z)	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10(AA)	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(V) therein)

(10)(iii)	10(AB)	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2003)	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10(AC)	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(C) therein)

(10)(iii)	10(AD)	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(A) therein)

(10)(iii)	10(AE)	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Y) therein)

(10)(iii)	10(AF)	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Z) therein)

(10)(iii)	10(AG)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit (10(B) therein)

(10)(iii)	10(AH)	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AA) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(AI)	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(a) therein)

(10)(iii)	10(AJ)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AC) therein)

(10)(iii)	10(AK)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(c) therein)

(10)(iii)	10(AL)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(C) therein)

(10)(iii)	10(AM)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AE) therein

(10)(iii)	10(AN)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(b) therein

(10)(iii)	10(AO)	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(25) therein

(10)(iii)	10(AP)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(26) therein)

(10)(iii)	10(AQ)	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(I) therein)

(10)(iii)	10(AR)	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AH) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(AS)	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2004)	Annual Report on From 10-K (filed with SEC on March 4, 2004; Exhibit 10(AI) therein)

(10)(iii)	10(AT)	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2005)	Current Report on From 8-K (filed with SEC on December 10, 2004; Exhibit 10(d) therein)

(10)(iii)	10(AU)	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(T) therein)

(10)(iii)	10(AV)	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(U) therein)

(10)(iii)	10(AW)	Director Compensation Schedule for 2003, 2004 and 2005	Filed herewith

(10)(iii)	10(AX)	The Progressive Corporation Executive Separation Allowance Plan	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(I) therein)

(10)(iii)	10(AY)	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Annual Report on Form 10-K (filed with SEC on March 29, 2001; Exhibit 10(M) therein)

(10)(iii)	10(AZ)	Agreement dated May 16, 2001 between The Progressive Corporation and Glenn Renwick	Quarterly Report on Form 10-Q (filed with SEC on August 13, 2001; Exhibit 10(A) therein)

(10)(iii)	10(BA)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(A) therein)

(10)(iii)	10(BB)	Amendment to Employment Agreement between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(A) therein)

(10)(iii)	10(BC)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(B) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(BD)	Amendment to Employment Agreement between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(B)

(10)(iii)	10(BE)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(C) therein)

(10)(iii)	10(BF)	Amendment to Employment Agreement between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(C) therein)

(10)(iii)	10(BG)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(D) therein)

(10)(iii)	10(BH)	Amendment to Employment Agreement between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(D) therein)

(10)(iii)	10(BI)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Richard H. Watts	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(E) therein)

(10)(iii)	10(BJ)	Amendment to Employment Agreement between The Progressive Corporation and Richard H. Watts	Quarterly Report on form 10-Q (filed with SEC on August 14, 2003, Exhibit 10(E) therein)

(10)(iii)	10(BK)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(F) therein)

(10)(iii)	10(BL)	Amendment to Employment Agreement between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(F) therein)

(10)(iii)	10(BM)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(G) therein)

(10)(iii)	10(BN)	Amendment to Employment Agreement between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003, Exhibit 10(G) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(BO)		Employment Agreement dated August 24, 2001 between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(H) therein)

(10)(iii)	10(BP)		Amendment to Employment Agreement between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10(BQ)		Employment Agreement dated April 21, 2003 between The Progressive Corporation and S. Patricia Griffith	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(I) therein)

(10)(iii)	10(BR)		Employment Agreement dated April 21, 2003 between The Progressive Corporation and William M. Cody	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(J) therein)

(11)	11		Computation of Earnings Per Share	Filed herewith

(12)	12		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(13)	13		The Progressive Corporation 2004 Annual Report to Shareholders	Filed herewith

(21)	21		Subsidiaries of The Progressive Corporation	Filed herewith

(23)	23		Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 37 of this Annual Report on Form 10-K

(24)	24		Powers of Attorney	Filed herewith

(31)	31	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(32)	32	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

     No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.