Form 10-K/A
period 2004-12-31
PROGRESSIVE CORP/OH/
filed 2005-04-28
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).           ☑ Yes   ☐ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004: $16,909,135,762

The number of the Registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2005: 200,095,589

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders held on April 15, 2005, filed on March 7, 2005 and the Annual Report to Shareholders for the year ended December 31, 2004, included as Exhibit 13 to the Form 10-K, are incorporated by reference in Parts I, II, III and IV hereof.

This Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 1, 2005. The sole purpose of this amendment is to correct Exhibits 31(A) and 31(B), Certifications of the Principal Executive Officer and of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The original Form 10-K exhibits inadvertently omitted certain required wording, which has been included in the attached amended exhibits.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)      Exhibits – Amended Exhibits 31(A) and 31(B) are submitted concurrently with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

April 28, 2005	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	April 28, 2005

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	April 28, 2005

/s/ W. Thomas Forrester	Vice President and Chief Financial Officer	April 28, 2005
W. Thomas Forrester

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	April 28, 2005

* Stephen R. Hardis	Director	April 28, 2005

* Bernadine P. Healy, M.D.	Director	April 28, 2005

* Jeffrey D. Kelly	Director	April 28, 2005

* Philip A. Laskawy	Director	April 28, 2005

* Norman S. Matthews	Director	April 28, 2005

* Patrick H. Nettles, Ph.D.	Director	April 28, 2005

* Donald B. Shackelford	Director	April 28, 2005

* Bradley T. Sheares, Ph.D.	Director	April 28, 2005

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	April 28, 2005

Charles E. Jarrett Attorney-in-fact

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(24)	24	Powers of Attorney	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 24 therein)

(31)	31(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

4