Form 10-Q
period 2005-03-31
PROGRESSIVE CORP/OH/
filed 2005-05-09
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes☑     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 198,794,022 outstanding at April 30, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
 (unaudited)

Three Months Ended March 31,	2005	2004	% Change

(millions - except per share amounts)
Revenues
Net premiums earned	$3,350.0	$3,093.5	8
Investment income	120.4	114.9	5
Net realized gains (losses) on securities	10.2	59.5	(83)
Service revenues	11.2	12.6	(11)
Other income (expense)	—	(.2)	NM

Total revenues	3,491.8	3,280.3	6

Expenses
Losses and loss adjustment expenses	2,168.6	1,962.1	11
Policy acquisition costs	356.1	334.0	7
Other underwriting expenses	323.4	276.2	17
Investment expenses	2.8	3.3	(15)
Service expenses	5.4	5.5	(2)
Interest expense	20.8	20.5	1

Total expenses	2,877.1	2,601.6	11

Net Income
Income before income taxes	614.7	678.7	(9)
Provision for income taxes	202.0	218.7	(8)

Net income	$412.7	$460.0	(10)

Computation of Earnings Per Share
Basic:
Average shares outstanding	199.0	216.4	(8)

Per share	$2.07	$2.13	(2)

Diluted:
Average shares outstanding	199.0	216.4	(8)
Net effect of dilutive stock-based compensation	2.9	3.6	(19)

Total equivalent shares	201.9	220.0	(8)

Per share	$2.04	$2.09	(2)

Dividends per Share	$.030	$.025	20
	-

NM = Not Meaningful

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
	2005	2004	2004

(millions)			(audited)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $9,548.0, $9,008.6 and $8,972.6)	$9,505.5	$9,297.3	$9,084.3
Equity securities:
Preferred stocks (cost: $952.0, $804.7 and $749.4)	957.7	832.8	768.9
Common equities (cost: $1,400.2, $1,600.1 and $1,314.0)	1,898.9	2,004.0	1,851.9
Short-term investments (amortized cost: $1,042.3, $1,113.6 and $1,376.6)	1,042.8	1,113.6	1,376.9

Total investments	13,404.9	13,247.7	13,082.0
Cash	16.8	23.1	20.0
Accrued investment income	100.4	96.8	103.5
Premiums receivable, net of allowance for doubtful accounts of $76.8, $62.9 and $83.8	2,469.2	2,248.2	2,287.2
Reinsurance recoverables, including $53.7, $52.3 and $44.5 on paid losses	391.7	294.5	381.6
Prepaid reinsurance premiums	121.3	120.1	119.8
Deferred acquisition costs	450.6	434.5	432.2
Property and equipment, net of accumulated depreciation of $584.0, $498.3 and $562.1	660.9	616.0	666.5
Other assets	107.4	81.0	91.5

Total assets	$17,723.2	$17,161.9	$17,184.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,364.3	$4,083.9	$4,108.0
Loss and loss adjustment expense reserves	5,348.3	4,703.9	5,285.6
Accounts payable, accrued expenses and other liabilities	1,385.9	1,386.0	1,325.0
Income taxes	45.4	156.4	26.0
Debt	1,284.5	1,289.9	1,284.3

Total liabilities	12,428.4	11,620.1	12,028.9

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0; issued 213.2, 230.1 and 213.2, including treasury shares of 13.6, 12.6 and 12.8)	199.6	217.5	200.4
Paid-in capital	805.8	755.3	743.3
Unamortized restricted stock	(82.0)	(65.5)	(46.0)
Accumulated other comprehensive income (loss):
Net unrealized gains on investment securities	300.6	468.5	435.1
Net unrealized gains on forecasted transactions	9.4	10.5	9.7
Foreign currency translation adjustment	—	(3.9)	—
Retained earnings	4,061.4	4,159.4	3,812.9

Total shareholders’ equity	5,294.8	5,541.8	5,155.4

Total liabilities and shareholders’ equity	$17,723.2	$17,161.9	$17,184.3

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2005	2004

(millions)
Cash Flows From Operating Activities
Net income	$412.7	$460.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.2	22.8
Amortization of fixed maturities	42.0	38.4
Amortization of restricted stock	6.7	4.7
Net realized (gains) losses on securities	(10.2)	(59.5)
Changes in:
Unearned premiums	256.3	189.2
Loss and loss adjustment expense reserves	62.7	127.6
Accounts payable, accrued expenses and other liabilities	(13.3)	95.9
Prepaid reinsurance premiums	(1.5)	(5.4)
Reinsurance recoverables	(10.1)	(23.2)
Premiums receivable	(182.0)	(168.6)
Deferred acquisition costs	(18.4)	(22.2)
Income taxes	91.9	210.9
Tax benefit from exercise/vesting of stock-based compensation	13.2	15.3
Other, net	(13.7)	14.6

Net cash provided by operating activities	658.5	900.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(1,757.6)	(1,931.2)
Equity securities	(409.4)	(229.1)
Sales:
Fixed maturities	1,094.1	1,659.0
Equity securities	53.6	129.4
Maturities, paydowns, calls and other:
Fixed maturities	123.3	170.6
Equity securities	—	50.0
Net (purchases) sales of short-term investments	334.3	(465.6)
Net unsettled security transactions	73.3	(13.1)
Purchases of property and equipment	(16.6)	(54.2)

Net cash used in investing activities	(505.0)	(684.2)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	15.7	25.9
Payment of debt	—	(200.0)
Dividends paid to shareholders	(6.0)	(5.4)
Acquisition of treasury shares	(166.4)	(25.8)

Net cash used in financing activities	(156.7)	(205.3)

Increase (decrease) in cash	(3.2)	11.0
Cash, January 1	20.0	12.1

Cash, March 31	$16.8	$23.1

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results expected for the full year.

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

The change to the fair value method of accounting under SFAS 123 was applied prospectively to all non-qualified stock option awards granted, modified, or settled after January 1, 2003. No stock options were granted after December 31, 2002. As a result, there is no compensation cost for stock options included in net income for 2003 and forward; however, compensation expense would have been recognized if the fair value method had been used for all awards since the original effective date of SFAS 123 (January 1, 1995). Prior to 2003, the Company granted all options currently outstanding at an exercise price equal to the market price of the Company’s Common Shares at the date of grant and therefore, under APB 25, no compensation expense was recorded.

The following table shows the effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested stock option awards for the periods presented. The Company used the modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

	Three months ended March 31,
(millions, except per share amounts)	2005	2004
Net income, as reported	$412.7	$460.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(.6)	(1.4)

Net income, pro forma	$412.1	$458.6

Earnings per share
Basic — as reported	$2.07	$2.13
Basic — pro forma	2.07	2.12

Diluted — as reported	$2.04	$2.09
Diluted — pro forma	2.04	2.09

In 2003, the Company began issuing restricted stock awards. Compensation expense for restricted stock awards is recognized over the respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.

See “Item 5-Other Information” in Part II of this Form 10-Q for details regarding the restricted stock awards granted by the Company during the first quarter 2005.

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $99.0 million and $54.0 million during the three months ended March 31, 2005 and 2004, respectively. Total interest paid was $21.1 million and $27.7 million for the three months ended March 31, 2005 and 2004, respectively. Non-cash activity includes the liability for deferred restricted stock compensation and the changes in net unrealized gains (losses) on investment securities.

Note 4 Debt — Debt at March 31 consisted of:

	2005		2004
		Market		Market
(millions)	Cost	Value	Cost	Value
7.30% Notes due 2006	$99.9	$103.6	$99.9	$110.9
6.375% Senior Notes due 2012	347.8	376.7	347.5	395.2
7% Notes due 2013	148.9	168.3	148.8	177.0
6 5/8% Senior Notes due 2029	294.2	328.0	294.1	323.6
6.25% Senior Notes due 2032	393.7	423.5	393.6	420.6
Other debt	—	—	6.0	6.0

	$1,284.5	$1,400.1	$1,289.9	$1,433.3

Note 5 Comprehensive Income — Total comprehensive income was $277.9 million and $510.1 million for the quarters ended March 31, 2005 and 2004, respectively.

Note 6 Dividends — On March 31, 2005, the Company paid a quarterly dividend of $.03 per Common Share to shareholders of record as of the close of business on March 11, 2005. The Board of Directors declared the dividend on January 31, 2005.

On April 15, 2005, the Board of Directors declared a quarterly dividend of $.03 per Common Share. The dividend is payable June 30, 2005, to shareholders of record as of the close of business on June 10, 2005.

Note 7 Segment Information — The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles. The Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses. The Company’s other-indemnity businesses primarily include writing professional liability insurance for community banks and managing the Company’s run-off businesses. The Company’s other-service businesses include providing insurance-related services, primarily processing business for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.

Following are the operating results for the three months ended March 31:

	2005		2004
		Pretax		Pretax
		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines — Agency	$1,975.4	$279.8	$1,871.4	$294.5
Personal Lines — Direct	972.6	132.2	865.9	138.7

Total Personal Lines [1]	2,948.0	412.0	2,737.3	433.2
Commercial Auto	395.2	84.5	346.8	87.8
Other-indemnity	6.8	5.4	9.4	.2

Total underwriting operations	3,350.0	501.9	3,093.5	521.2
Other-service	11.2	5.8	12.6	7.1
Investments [2]	130.6	127.8	174.4	171.1
Interest expense	—	(20.8)	—	(20.5)
Other income (expense)[3]	—	—	(.2)	(.2)

	$3,491.8	$614.7	$3,280.3	$678.7

1  Personal automobile insurance accounted for 93% and 94% of the total Personal Lines segment net premiums earned in the first quarters of 2005 and 2004, respectively.

2   Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

3   Represents the over-accrual of estimated interest on an income tax refund the Company received in 2004.

The Company’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax profit (loss) [calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses] expressed as a percent of net premiums earned (i.e., revenues). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for the Company’s underwriting operations for the three months ended March 31:

	2005		2004
	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio

Personal Lines — Agency	14.2%	85.8	15.7%	84.3
Personal Lines — Direct	13.6	86.4	16.0	84.0
Total Personal Lines	14.0	86.0	15.8	84.2
Commercial Auto	21.4	78.6	25.3	74.7
Other — indemnity[1]	NM	NM	NM	NM
Total underwriting operations	15.0	85.0	16.8	83.2

NM = Not Meaningful

1  Operating profit expressed as a percentage is not meaningful for the Company’s other-indemnity businesses.

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

The Company plans to contest the outstanding suits vigorously, but may pursue settlement negotiations in appropriate cases. In accordance with accounting principles generally accepted in the United States (GAAP), the Company has established accruals for lawsuits as to which the Company has determined that it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. Pursuant to GAAP, the Company has not established reserves for those lawsuits where the loss is not probable and/or the Company is currently unable to estimate the potential exposure. If any one or more of these lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.

For a further discussion on the Company’s pending litigation, see Item 3-Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 9 New Accounting Standards — On April 15, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01(a) of Regulation S-X, which became effective April 21, 2005, regarding the compliance date for SFAS 123 (revised 2004), “Share-Based Payment.” Pursuant to the amendment, companies are not required to prepare financial statements in accordance with SFAS 123R until the first quarter of the first fiscal year beginning after June 15, 2005, although earlier compliance is permitted. The Company plans to adopt SFAS 123R on January 1, 2006, and, as a result, estimates that net income will be reduced by approximately $.9 million in 2006. The Company will not incur any additional expense relating to currently outstanding stock options in years subsequent to 2006, since the latest vesting date of stock options previously granted is January 1, 2007. The Company does not currently intend to issue additional stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the first quarter 2005, The Progressive Corporation and subsidiaries (the “Company”) generated strong profitability in each business segment and experienced modest growth as expected. On a companywide basis, net premiums written increased 10% and the Company generated a combined ratio of 85.0 for the quarter. For the first quarter 2005, net income was $412.7 million, or $2.04 per share.

During the first quarter 2005, companywide policies in force growth remained strong at 12%. Policy life expectancy, which is one measure of retention, increased in each of the Company’s auto tiers, as compared to the prior quarter. In addition, the Company is experiencing a decrease in its premium per application on both new and renewal business, consistent with market pricing refinements in several states. The Company will continue to evaluate prudent tradeoffs of profit for growth and seek growth where it deems appropriate. The Company continues to take actions it believes will enhance its competitiveness and allow the Company to be ready for future growth if and when market conditions change.

The favorable underwriting margins in the first quarter benefited from 3.4 points of favorable reserve development. This favorable development reflects both actuarial adjustments, as well as other favorable development (e.g., claims settling for less than reserved). The Company is continuing to experience low accident frequency. In addition, the quality of the Company’s claims processes continues to rise.

The Company made no substantial changes in the allocation of its investment portfolio during the quarter. The Company’s investment portfolio produced a fully taxable equivalent total return of (.4)%, with negative total returns for the quarter in both fixed-income securities and common stocks. The Company continued to keep its credit quality high and exposure to interest rate risk low. At March 31, 2005, the fixed-income portfolio duration was 2.9 years with a weighted average credit quality of AA+.

FINANCIAL CONDITION

Capital Resources and Liquidity

The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth and satisfy scheduled debt and interest payments. The Company’s existing debt covenants do not include any rating or credit triggers.

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2005, operations generated a positive cash flow of $658.5 million. Operating cash flows decreased 27% from the first quarter last year, primarily reflecting a one-time IRS refund in the first quarter 2004 and timing differences associated with accrued expenses. During the first quarter 2005, the Company repurchased 1.9 million Common Shares at a total cost of $166.4 million (average cost of $87.47 per share).

Commitments and Contingencies

The Company is currently constructing a data center in Colorado Springs, Colorado at an estimated total cost of $67 million. Construction on this data center is expected to be completed in 2006. In addition, the Company is converting a building purchased in Austin, Texas to a call center. The project is scheduled to be completed in June 2005, at an estimated total cost of $40 million. The Company is also currently pursuing the acquisition of additional land for future development to support corporate operations near its current corporate headquarters with the intent to begin construction in 2006. All such projects, including the additional service centers discussed below, are or will be funded through operating cash flows.

The Company currently has in operation a total of 21 centers that provide concierge-level claims service, including one facility opened in May 2005, the first since the first quarter 2004. The Company has announced a significant expansion of this service and is currently looking for additional sites. The Company expects to more than double the number of sites in the next two years, with a total of approximately 50 additional facilities opened over the next several years.

Off-Balance-Sheet Arrangements

Except for the open investment funding commitment and operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company does not have any off-balance-sheet leverage.

Contractual Obligations

During the first quarter 2005, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Underwriting Operations

Growth

Growth over prior year
Net premiums written	10%
Net premiums earned	8%
Policies in force	12%

Companywide net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are being earned into income using a daily earnings convention.

The Company analyzes its growth by reviewing rate levels, new policies and customers, and the retention characteristics of its books of business. During the first quarter 2005, the Company filed 42 auto rate revisions in various states. The overall effect of these revisions was a slight decrease in rates for the year. The Company will continue to assess market conditions on a state-by-state basis, will consider rate reductions in states where it will be able to maintain an attractive combination of profit and growth while still maintaining service quality, and will seek selective rate increases where it is necessary to maintain rate adequacy. New business applications increased slightly in both the Company’s Personal Lines and Commercial Auto businesses for the quarter.

Customer retention is another factor that affects growth. One measure of improvement in customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. The Company has seen slight increases in PLE for its auto business in both the Agency and Direct channels, as compared to the prior quarter. Another way to analyze retention is through customer relationship life expectancy (i.e., focusing on the customer rather than the policy in force). The Company is beginning to develop customer relationship life expectancy estimates for both new and renewal business at a detailed segment level under varying market conditions. With an increasing percentage of the Company’s premium coming from renewal business, increasing retention remains an area where the Company is continuing to focus its efforts.

Profitability

Profitability for the Company’s underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. The Company also uses underwriting profit margin, which is underwriting profit expressed as a percent of net premiums earned, to analyze the Company’s results. For the three months ended March 31, the Company’s underwriting profitability measures were as follows:

	2005		2004
	Underwriting Profit		Underwriting Profit
(millions)	$	Margin	$	Margin

Personal Lines — Agency	$279.8	14.2%	$294.5	15.7%
Personal Lines — Direct	132.2	13.6	138.7	16.0

Total Personal Lines	412.0	14.0	433.2	15.8
Commercial Auto	84.5	21.4	87.8	25.3
Other-indemnity	5.4	NM	.2	NM

Total underwriting operations	$501.9	15.0%	$521.2	16.8%

NM = Not Meaningful

Further underwriting results for the Company’s Personal Lines businesses, including its channel components, the Commercial Auto business and other-indemnity businesses, were as follows (details discussed below):

	THREE MONTHS ENDED MARCH 31,
(dollars in millions)	2005	2004	Change
NET PREMIUMS WRITTEN
Personal Lines – Agency	$2,081.8	$1,957.1	6%
Personal Lines – Direct	1,081.0	937.9	15%

Total Personal Lines	3,162.8	2,895.0	9%
Commercial Auto	436.3	376.2	16%
Other-indemnity	5.7	6.1	(7)%

Total underwriting operations	$3,604.8	$3,277.3	10%

NET PREMIUMS EARNED
Personal Lines — Agency	$1,975.4	$1,871.4	6%
Personal Lines — Direct	972.6	865.9	12%

Total Personal Lines	2,948.0	2,737.3	8%
Commercial Auto	395.2	346.8	14%
Other-indemnity	6.8	9.4	(28)%

Total underwriting operations	$3,350.0	$3,093.5	8%

PERSONAL LINES — AGENCY
Loss & loss adjustment expense ratio	65.0	64.7	(.3	) pts.
Underwriting expense ratio	20.8	19.6	(1.2	) pts.

Combined ratio	85.8	84.3	(1.5	) pts.

PERSONAL LINES — DIRECT
Loss & loss adjustment expense ratio	66.8	63.6	(3.2	) pts.
Underwriting expense ratio	19.6	20.4	.8	pts.

Combined ratio	86.4	84.0	(2.4	) pts.

PERSONAL LINES — TOTAL
Loss & loss adjustment expense ratio	65.6	64.3	(1.3	) pts.
Underwriting expense ratio	20.4	19.9	(.5	) pts.

Combined ratio	86.0	84.2	(1.8	) pts.

COMMERCIAL AUTO
Loss & loss adjustment expense ratio	58.7	56.2	(2.5	) pts.
Underwriting expense ratio	19.9	18.5	(1.4	) pts.

Combined ratio	78.6	74.7	(3.9	) pts.

TOTAL UNDERWRITING OPERATIONS
Loss & loss adjustment expense ratio	64.7	63.5	(1.2	) pts.
Underwriting expense ratio	20.3	19.7	(.6	) pts.

Combined ratio	85.0	83.2	(1.8	) pts.

Accident year-Loss & loss adjustment expense ratio	68.1	62.8	(5.3	) pts.

ACTUARIAL ADJUSTMENTS[1]
Favorable/(Unfavorable)
Prior accident years	$36.4	$11.4
Current accident year	(2.9)	.1

Calendar year actuarial adjustment	$33.5	$11.5	191%

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$36.4	$11.4
All other development	78.5	(34.3)

Total development	$114.9	$(22.9)	NM

POLICIES IN FORCE (at March 31) (thousands)
Agency – Auto	4,443	4,118	8%
Direct – Auto	2,209	1,941	14%
Other Personal Lines[2]	2,429	2,057	18%

Total Personal Lines	9,081	8,116	12%

Commercial Auto	433	380	14%

NM = Not Meaningful

[1]	Represents the net changes made by the Company’s actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. See the Company’s “Report on Loss Reserving Practices,” filed in the Company’s Current Report on Form 8-K on June 29, 2004, for further discussion.

[2]	Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items.

Loss and Loss Adjustment Expense Reserves

Claims costs, the Company’s most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of its policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current and prior writings, under state-mandated automobile insurance programs. Claims costs are influenced by changes in loss severity and frequency, among other factors. Accordingly, anticipated changes in these factors are taken into account when the Company establishes premium rates and loss reserves.

During the quarter, the Company continued to report favorable loss ratios. Auto accident frequency remained low. The Company continues to experience the same frequency trends as the rest of the industry in nearly every coverage. The Company will continue to analyze these trends to distinguish changes in its experience from external factors versus those resulting from shifts in the mix of the Company’s business.

The Company continued to see an increase in severity during the first quarter 2005, compared to the same period last year. The increase in bodily injury severity for the first quarter 2005 was less than that experienced by the Company in the second half of 2004, but comparable to the changes for the industry, as reported by the Property Casualty Insurers Association of America. The Company’s largest increase in severity was in the personal injury protection coverage. The Company plans to continue to be diligent about recognizing trend when setting rates.

The Company monitors physical damage trend in evaluating its claims handling performance and capacity. During the first quarter 2005, the Company continued to realize improvement in its claims quality, as indicated by the Company’s internal audit of claims files. The result of achieving more consistency in claims quality and process allowed the Company to more effectively deploy claims personnel to needed areas. As a result, the Company has been able to maximize growth opportunities in certain markets and avoid restrictions on growth due to a lack of claims capacity.

During the first quarter 2005, the Company experienced $114.9 million, or 3.4 points, of favorable loss reserve development, compared to $22.9 million, or .7 points, of unfavorable development for the same period last year. The current year favorable development is comprised of $36.4 million of favorable adjustments based on regularly scheduled actuarial reviews and $78.5 million of favorable “all other development” (e.g., claims settling for more or less than reserved, emergence of unreported claims at rates different than reserved and changes in reserve estimates by claims representatives). The favorable “all other development” reflects the continued recognition of lower severity for prior accident years than had been previously estimated. The prior year loss reserve development reflected unfavorable development in the Company’s personal auto product, partially offset by favorable development in the Company’s Commercial Auto and non-auto Personal Lines businesses. The Company continues to increase the analysis intensity of its loss reserves to increase accuracy and further understand its business. A detailed discussion of the Company’s loss reserving practices can be found in its Report on Loss Reserving Practices, which was filed in a Form 8-K on June 29, 2004.

Underwriting Expenses

Other underwriting expenses and policy acquisition costs were 20.3% and 19.7% of premiums earned for the first quarters 2005 and 2004, respectively, primarily reflecting an increase in advertising spending associated with the rollout of Drive Insurance from ProgressiveSM, the new Agency brand. In addition, the “other underwriting expenses,” as shown on the income statement, reflect increases in salaries and other infrastructure costs consistent with premium growth.

Personal Lines

The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles, and represents 88% of the Company’s total year-to-date net premiums written. Personal Lines net premiums written grew 9% over the first quarter 2004, and net premiums earned grew 8%, compared to the same period last year. The Personal Lines business is comprised of the Agency Business and the Direct Business.

The Agency Business

Growth over prior year
Net premiums written	6%
Net premiums earned	6%
Auto policies in force	8%

The Agency Business includes business written by more than 30,000 independent insurance agencies that represent the Company, as well as brokerages in New York and California. The Agency auto business saw a slight increase (about 2%) in new applications in the first quarter 2005, as compared to the same period last year. Premiums per application were lower on both new and renewal business. Conversions (i.e., converting a quote to a sale) were down on a greater number of quotes. The Company has seen retention lengthen slightly in all of the Agency auto tiers over the last several months.

The Agency expense ratio increased 1.2 points for the first quarter 2005, as compared to the same period last year, primarily due to a substantial increase in advertising costs as the Company continues to roll out its Drive Insurance from ProgressiveSM brand. Drive Insurance commercials are now airing nationally. The Company is hopeful that greater brand identity, coupled with its product offerings, systems, claims and customer service, will support growth in the Agency channel.

The Direct Business

Growth over prior year
Net premiums written	15%
Net premiums earned	12%
Auto policies in force	14%

The Direct Business includes business written directly by the Company over the telephone and on the Internet. The Direct business experienced a strong increase in new applications (about 15%) in the first quarter 2005. Premiums per application were relatively flat on new business, but lower on renewals. The conversion rate on the Direct business is down slightly from the first quarter last year; however, the number of quotes has risen. The effectiveness of the Company’s advertising campaigns seems to have resulted in an increase in the total quotes the Company has received. The use of the Internet, either for complete or partial quoting, continues to grow and is the most significant source of the new business activity in the Direct channel. Direct auto has also seen a modest lengthening in retention, as compared to the prior quarter.

The Direct expense ratio decreased .8 points for the first quarter 2005, as compared to the same period last year, primarily reflecting a greater percentage of renewal business. Advertising costs in the Direct business increased in the first quarter 2005, as compared to the same period last year. The Progressive DirectSM marketing efforts continue to emphasize the ease of doing business with Progressive and credible price comparisons provided to consumers. The Company advertises its Direct brand on a national basis and supplements that coverage by local market media campaigns in over 100 designated market areas.

Commercial Auto

Growth over prior year
Net premiums written	16%
Net premiums earned	14%
Auto policies in force	14%

The Company’s Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of its customers insuring three or fewer vehicles. The Commercial Auto business represents 12% of the Company’s total year-to-date net premiums written. Although Commercial Auto differs from Personal Lines auto in its customer base and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. The Company’s Commercial Auto business is primarily distributed through the independent agency channel.

The Company experienced solid growth in Commercial Auto during the quarter. Approximately 49% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which includes autos, vans and pick-up trucks used by contractors, such as artisans, landscapers and plumbers, and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. There are many similarities between the Company’s commercial and personal auto businesses; however, since the commercial auto policies have higher limits (up to $1 million) than personal auto, the Company analyzes the limit differences in this product more closely.

New applications increased slightly (about 3%) in the Commercial Auto business. Commercial Auto is increasing its offering of twelve-month term policies, primarily in the specialty commercial auto market, which will have a favorable effect on the premiums per application. Six-month term restrictions will remain in selected markets. The expense ratio in this business increased 1.4 points from the first quarter last year, primarily due to involuntary market assessments.

Other Businesses

Indemnity

The Company’s other-indemnity businesses, which represent less than .2% of year-to-date net premiums written, primarily include writing professional liability insurance for community banks and the Company’s run-off businesses. These businesses generated an operating profit of $5.4 million for the first quarter 2005, compared to $.2 million for the same period last year. The increase in operating profit is primarily due to favorable reserve development in the run-off products during the first quarter 2005.

Service

The other-service businesses primarily provide policy issuance and claims adjusting services for the state Commercial Auto Insurance Procedures/Plans (CAIP) businesses, which are state-supervised plans serving the involuntary market. These service businesses generated an operating profit of $5.8 million for the first quarter 2005, compared to $7.1 million for the same period last year, reflecting slower growth in the CAIP business.

Investments

Portfolio Allocation

The composition of the investment portfolio at March 31 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Market	Total	Duration
(millions)	Cost	Gains	Losses	Value	Portfolio	(Years)	Rating[1]

2005
Fixed maturities	$9,548.0	$75.8	$(118.3)	$9,505.5	70.9%	3.3	AA+
Preferred stocks	952.0	12.7	(7.0)	957.7	7.1	2.3	A-
Short-term investments[2]	1,042.3	.5	—	1,042.8	7.8	<1	AA

Total fixed income	11,542.3	89.0	(125.3)	11,506.0	85.8	2.9	AA+
Common equities	1,400.2	508.6	(9.9)	1,898.9	14.2	NM	NM

Total portfolio[3]	$12,942.5	$597.6	$(135.2)	$13,404.9	100.0%	2.9	AA+

2004
Fixed maturities	$9,008.6	$295.6	$(6.9)	$9,297.3	70.2%	3.3	AA+
Preferred stocks	804.7	36.6	(8.5)	832.8	6.3	2.8	A-
Short-term investments[2]	1,113.6	—	—	1,113.6	8.4	<1	AA-

Total fixed income	10,926.9	332.2	(15.4)	11,243.7	84.9	3.0	AA+
Common equities	1,600.1	413.7	(9.8)	2,004.0	15.1	NM	NM

Total portfolio[3]	$12,527.0	$745.9	$(25.2)	$13,247.7	100.0%	3.0	AA+

NM = Not Meaningful

1   Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, the Company weights individual securities based on market value and assigns a numeric score to each credit rating based on a scale from 0-5.

2   Short-term investments include Eurodollar deposits, commercial paper, auction rate securities and other investments, which are expected to be liquidated within one year.

3   The Company had net unsettled security acquisitions of $105.2 million and $62.0 million at March 31, 2005 and 2004, respectively. March 31, 2005 and 2004 totals include $1.1 billion and $1.2 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.

As of March 31, 2005, the Company’s portfolio had $462.4 million of net unrealized gains, compared to $720.7 million at March 31, 2004 and $669.4 million at December 31, 2004. During the first quarter 2005, the fixed-income portfolio’s valuation decreased $167.8 million. Since March 31, 2004, interest rates have been rising. The increase in interest rates largely contributed to the decline in valuation of the fixed-income portfolio. The common stock portfolio had a decrease of $39.2 million reflecting movement in the market.

Fixed-Income Securities

The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and short-term investments, had a duration of 2.9 years at March 31, 2005 and December 31, 2004, compared to 3.0 years at March 31, 2004. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at March 31, 2005, was 85.7% of the total portfolio, compared to 84.8% at March 31, 2004.

The fixed-maturity securities and short-term securities, as reported in the balance sheets, were comprised of the following:

(millions)	March 31, 2005		March 31, 2004

Investment-grade fixed maturities:
Short/intermediate term	$10,365.4	98.3%	$10,026.3	96.3%
Long term[1]	103.1	1.0	122.0	1.2
Non-investment-grade fixed maturities	79.8	.7	262.6	2.5

Total	$10,548.3	100.0%	$10,410.9	100.0%

[1]	Long term includes securities with maturities of 10 years or greater.

Included in the fixed-income portfolio are $2.3 billion of asset-backed securities. These asset-backed securities are comprised of residential mortgage-backed ($.6 billion), commercial mortgage-backed ($.9 billion) and other asset-backed ($.8 billion) securities, with a total duration of 2.2 years and weighted average credit quality of AA+. The largest component of other asset-backed securities are automobile receivable loans ($.3 billion) and home equity loans ($.2 billion). Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests (i.e., the most subordinated class in a pool of securitized assets).

Common Equities

Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	March 31, 2005		March 31, 2004

Common stocks	$1,876.3	98.8%	$1,962.1	97.9%
Other risk investments	22.6	1.2	41.9	2.1

Total common equities	$1,898.9	100.0%	$2,004.0	100.0%

Common equities comprised 14.3% and 15.2% of the total portfolio, excluding the net unsettled securities transactions, at March 31, 2005 and 2004, respectively. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the Russell 1000, the Company holds 71% of the 991 common stocks comprising the index at March 31, 2005. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis, as noted in the following table:

	Total Return as of
	March 31(1)
	2005	2004

Common Stocks	(1.7)%	1.9%
Russell 1000 Index	(1.9)%	1.9%

(1)	Includes gross dividends reinvested and price appreciation/depreciation.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for the $6.4 million of open funding commitments at March 31, 2005.

Trading Securities

Trading securities are entered into for the purpose of near-term profit generation. At March 31, 2005 and 2004, the Company did not have any trading securities, with the exception of the derivatives classified as trading discussed below. The Company had no trading security gains or losses during the first quarters of 2005 and 2004.

Derivative Instruments

From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company had no risk management derivatives at March 31, 2005 or 2004. The Company recognized no gains or losses during the first quarter 2005 or 2004 on risk management derivatives.

Derivative instruments may also be used for trading purposes or classified as trading derivatives due to characteristics of the transaction. During the first quarter 2005, the Company had no open trading derivatives. At March 31, 2004, the Company held three open credit default protection derivatives, which were sold on three separate issuers and were matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. These positions had a notional amount of $128.5 million at March 31, 2004, and net realized gains of $.4 million during the quarter. The results of these positions are immaterial to the financial condition, cash flows and results of operations of the Company and are reported as part of the available-for-sale portfolio.

Investment Income

Recurring investment income (interest and dividends before investment and interest expenses) increased 5% for the first quarter 2005, compared to the same period last year, reflecting growth in the Company’s invested assets.

The Company reports total return to more accurately reflect the management philosophy of the portfolio and evaluation of the investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on investment securities. The Company reported the following investment results for the period ended March 31:

	Three Months
	2005	2004
Pretax recurring investment book yield	3.8%	3.8%
Weighted average FTE book yield	4.4%	4.4%
FTE total return:
Fixed-income securities	(.2)%	2.2%
Common stocks	(1.7)%	1.9%
Total portfolio	(.4)%	2.2%

Realized Gains/Losses

The components of net realized gains (losses) were:

	Three Months Ended
	March 31,
(millions)	2005	2004

Gross realized gains:
Fixed maturities	$18.1	$47.5
Preferred stocks	—	7.6
Common equities	6.3	16.0
Short-term investments	—	—

	24.4	71.1

Gross realized losses:
Fixed maturities	5.7	1.1
Preferred stocks	—	—
Common equities	8.5	10.4
Short-term investments	—	.1

	14.2	11.6

Net realized gains (losses) on securities:
Fixed maturities	12.4	46.4
Preferred stocks	—	7.6
Common equities	(2.2)	5.6
Short-term investments	—	(.1)

	$10.2	$59.5

Per share	$.03	$.18

The gross gains and losses were primarily the result of market driven interest rate movements, sector allocation changes and the rebalancing of the common stock portfolio to the Russell 1000 Index, as part of ordinary investment operations. Gross realized losses also include write-downs of both fixed-income and equity securities determined to be other-than-temporarily impaired.

Other-Than-Temporary Impairment (OTI)

From time to time, realized losses include write-downs of securities determined to have an other-than-temporary decline in market value. The Company routinely monitors its portfolio for pricing changes which might indicate potential impairments and performs detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates or equity market declines.

Fixed-income and equity securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for, and timing of, recovery does not satisfy the guidance set forth in Staff Accounting Bulletin 59, “Noncurrent Marketable Equity Securities,” SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance.

For fixed-income investments with unrealized losses due to market or industry-related declines where the Company has the intent and ability to hold the investment for the period of time necessary to recover a significant portion of the investment’s original principal and interest obligation, declines are not deemed to qualify as other than temporary. The Company’s policy for common stocks with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for three consecutive quarters.

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

		Three Months
		Write-downs	Write-downs
	Total	On Securities	On Securities
(millions)	Write-downs	Sold	Held at Period End

2005
Fixed income	$1.0	$—	$1.0
Common equities	.4	—	.4

Total portfolio	$1.4	$—	$1.4
2004
Fixed income	$—	$—	$—
Common equities	—	—	—

Total portfolio	$—	$—	$—

The following table stratifies the gross unrealized losses in the Company’s portfolio at March 31, 2005, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

(millions)

	Total Gross
	Unrealized	Decline of Investment Value
Total Portfolio	Losses	>15%	>25%	>35%	>45%
Unrealized Loss for 1 Quarter	$40.0	$.7	$.2	$.2	$.2
Unrealized Loss for 2 Quarters	31.7	.7	.7	.7	.7
Unrealized Loss for 3 Quarters	9.4	—	—	—	—
Unrealized Loss for 1 year or longer	54.1	.1	.1	.1	—

	$135.2	$1.5	$1.0	$1.0	$.9

For example, if the Company had decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, the Company would have recognized an additional $.1 million of OTI losses in the income statement.

The Company also reviews securities in unrealized loss positions in accordance with Emerging Issues Task Force 03-1 “The Meaning of Other-Than-Temporary Impairments.” At March 31, 2005, the gross unrealized loss of $135.2 million (on securities with a market value of $7,383.2 million) includes $54.1 million of unrealized losses on securities in a loss position for one year or longer (market value of $2,145.6 million). The Company determined that none of these securities met the criteria for other-than-temporary impairment write-downs.

Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

Repurchase Transactions

During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended March 31, 2005, the Company’s largest single outstanding balance of repurchase commitments was $1.1 billion open for one business day, with an average daily balance of $.5 billion for the quarter. The Company had no open repurchase commitments at March 31, 2005 and 2004. The Company earned income of $.5 million and $.3 million on repurchase commitments during the three months ended March 31, 2005 and 2004, respectively.

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the accuracy and adequacy of the Company’s pricing and loss reserving methodologies; pricing competition and other initiatives by competitors; the Company’s ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of the Company’s advertising campaigns; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against the Company; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; the Company’s ability to maintain the uninterrupted operation of its facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in releases and publications, and in periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Reported results, therefore, may appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments subject to interest rate risk was 2.9 years at both March 31, 2005 and December 31, 2004. The weighted average beta of the equity portfolio was 1.0 at March 31, 2005 and December 31, 2004. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2004.

As discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, in addition to the sensitivity analysis, the Company presents summarized estimates of the Value-at-Risk (VaR) of the fixed-income and equity portfolios as follows:

	VaR
	March 31,	December 31,
(millions)	2005	2004
Fixed-income portfolio	$(198.0)	$(180.1)
% of portfolio	(1.7)%	(1.6)%

Equity portfolio	$(142.0)	$(130.2)
% of portfolio	(7.5)%	(7.0)%

Total portfolio	$(276.1)	$(222.1)
% of portfolio	(2.1)%	(1.7)%

The model results represent the maximum expected loss in a three-month period at a 95% confidence level. The VaR of the total investment portfolio is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2005			Total Number of Shares	Maximum Number of Shares That
Calendar	Total Number of	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Month	Shares Purchased	per Share	Announced Plans or Programs	Plans or Programs

January	500,000	$83.46	5,313,729	9,686,271
February	420,205	87.33	5,733,934	9,266,066
March	982,800	89.56	6,716,734	8,283,266

Total	1,903,005	$87.47

In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

At the April 15, 2005 Annual Meeting of Shareholders of the Company, 181,528,171 Common Shares were represented in person or by proxy.

At the meeting, shareholders elected the three directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld
Charles A. Davis	2008	175,508,686	6,019,485
Bernadine P. Healy, M.D.	2008	180,697,128	831,043
Jeffrey D. Kelly	2008	180,516,614	1,011,557

The following are the directors whose terms continued after the meeting:

Director	Term Expires
Stephen R. Hardis	2006
Philip A. Laskawy	2006
Norman S. Matthews	2006
Bradley T. Sheares, Ph.D.	2006
Patrick H. Nettles, Ph.D.	2007
Peter B. Lewis	2007
Glenn M. Renwick	2007
Donald B. Shackelford	2007

Shareholders approved a proposal to amend the Company’s Code of Regulations to provide that an individual elected by the directors to fill a vacancy on the board will serve for a term ending at the next shareholders meeting at which an election of directors will occur. This proposal received 177,427,083 affirmative votes and 3,966,621 negative votes. There were 134,467 abstentions and no broker non-votes with respect to this proposal.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005. This proposal received 179,306,121 affirmative votes and 2,159,740 negative votes. There were 62,310 abstentions and no broker non-votes with respect to this proposal.

Item 5. Other Information.

On March 18, 2005, the Company granted time-based restricted stock awards covering a total of 374,190 Common Shares to approximately 697 management employees, including 12 executive officers, under the Company’s 2003 Incentive Plan. These awards were based on a $90.21 closing price, as reported on the New York Stock Exchange, on the date of grant. As a consequence, these awards had an aggregate dollar value of approximately $33.8 million. The time-based restricted stock awards vest in equal installments on January 1 of 2008, 2009 and 2010, respectively.

In addition, on March 18, 2005, the Company granted performance-based restricted stock awards covering a total of 97,355 Common Shares to approximately 45 executives and senior managers pursuant to the Company’s 2003 Incentive Plan. These performance-based awards will vest upon the attainment of pre-established profitability and growth objectives (see below). If the objectives are not achieved by December 31, 2014, these awards will be forfeited. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $8.8 million.

Certain executive officers and employees may elect to defer receipt of their restricted stock awards, both time-based and performance-based, under The Progressive Corporation Executive Deferred Compensation Plan. In March 2005, The Progressive Corporation Executive Deferred Compensation Plan was amended to eliminate deemed investment choices for time-based and performance-based deferred restricted stock awards, throughout the deferral period. As a result, any restricted stock award that is deferred will be distributed in Common Shares at the appropriate distribution date.

The Company recognizes compensation expense monthly on a pro-rata basis over the applicable vesting period for all restricted stock awards. The total compensation is fixed based on the market value of the Company’s Common Shares at the date of grant. For performance-based awards, the vesting period can fluctuate based on the estimate of when the performance conditions will be achieved. Forfeitures will be recognized as they occur, regardless of whether the awards are deferred or not.

Subject to the terms and conditions of the Company’s 2003 Incentive Plan and the applicable restricted stock award agreement, these performance-based restricted stock awards will vest on the date of a news release reporting earnings for the Company and its subsidiaries for a fiscal month which is the final month of a period of 12 consecutive fiscal months during which the Company and its subsidiaries have generated net earned premiums of $17.5 billion or more and achieved an average combined ratio of 96 or less.

The Company also granted time-based restricted stock awards covering a total of 12,561 Common Shares to the Company’s non-employee directors on April 15, 2005. These awards are scheduled to vest on March 15, 2006, and had an aggregate dollar value of approximately $1.1 million at the date of grant. The non-employee directors have the option to defer receipt of their restricted stock awards pursuant to The Progressive Corporation Directors Restricted Stock Deferral Plan. All directors’ restricted stock awards are expensed monthly on a pro-rata basis over the vesting period based on the market value of the Company’s Common Shares at the date of grant, regardless of whether the receipt of the award is deferred.

Dividends will be paid on both the time-based and performance-based restricted stock awards when and as declared by the Company’s Board of Directors. In addition, the participants have the right to vote restricted Common Shares prior to the vesting date.

The following table discloses the restricted stock awards granted during the first quarter 2005 to each of the named executive officers identified in the Company’s 2005 Proxy Statement dated March 7, 2005:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Shares	Value[1]	Shares	Value[1]

Glenn M. Renwick President and Chief Executive Officer	41,571	$3,750,120	41,570	$3,750,030

W. Thomas Forrester Vice President and Chief Financial Officer	5,544	500,124	6,375	575,089

Robert T. Williams Group President of the Agency Business	5,100	460,071	5,355	483,075

Alan R. Bauer Group President of the Direct Business	4,602	415,146	4,140	373,469

Brian J. Passell Group President of Claims	4,491	405,133	4,940	445,637

[1]	Based on the market value at the date of grant of $90.21 and without discount for risk of forfeiture.

Item 6. Exhibits

See exhibit index on page 26.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: May 9, 2005	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Under	Form 10-Q			If Incorporated by Reference,
Reg. S-K,	Exhibit			Documents with Which Exhibit was
Item 601	Number		Description of Exhibit	Previously Filed with SEC

(3)(ii)	3	(A)	Code of Regulations of The Progressive Corporation (as amended April 15, 2005)	Filed herewith

(12)	12		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith