Form 10-Q
period 2005-06-30
PROGRESSIVE CORP/OH/
filed 2005-08-08
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-9518
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
Common Shares, $1.00 par value: 197,210,344 outstanding at July 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Six Months
			%			%
Periods Ended June 30,	2005	2004	Change	2005	2004	Change
(millions — except per share amounts)
Revenues:
Net premiums earned	$3,453.8	$3,234.0	7	$6,803.8	$6,327.5	8
Investment income	129.8	124.7	4	250.2	239.6	4
Net realized gains (losses) on securities	(3.8)	(3.4)	12	6.4	56.1	(89)
Service revenues	10.3	11.9	(13)	21.5	24.5	(12)
Other income	—	.2	NM	—	—	—

Total revenues	3,590.1	3,367.4	7	7,081.9	6,647.7	7

Expenses:
Losses and loss adjustment expenses	2,264.6	2,090.7	8	4,433.2	4,052.8	9
Policy acquisition costs	366.2	348.3	5	722.3	682.3	6
Other underwriting expenses	342.2	324.2	6	665.6	600.4	11
Investment expenses	3.1	2.9	7	5.9	6.2	(5)
Service expenses	6.6	6.6	—	12.0	12.1	(1)
Interest expense	20.7	19.7	5	41.5	40.2	3

Total expenses	3,003.4	2,792.4	8	5,880.5	5,394.0	9

Income before income taxes	586.7	575.0	2	1,201.4	1,253.7	(4)
Provision for income taxes	192.4	188.7	2	394.4	407.4	(3)

Net income	$394.3	$386.3	2	$807.0	$846.3	(5)

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	197.1	216.3	(9)	198.1	216.4	(8)

Per share	$2.00	$1.79	12	$4.07	$3.91	4

Diluted:
Average shares outstanding	197.1	216.3	(9)	198.1	216.4	(8)
Net effect of dilutive stock-based compensation	2.9	3.5	(17)	2.9	3.5	(17)

Total equivalent shares	200.0	219.8	(9)	201.0	219.9	(9)

Per share	$1.97	$1.76	12	$4.02	$3.85	4

Dividends per share	$.030	$.025	20	$.060	$.050	20

NM = Not Meaningful
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
	2005	2004	2004
(millions)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $8,566.6, $9,651.3 and $8,972.6)	$8,638.0	$9,679.4	$9,084.3
Equity securities:
Preferred stocks (cost: $1,146.7, $846.6 and $749.4)	1,153.5	846.7	768.9
Common equities (cost: $1,402.2, $1,601.8 and $1,314.0)	1,936.5	2,026.8	1,851.9
Short-term investments (amortized cost: $2,266.0, $1,114.8 and $1,376.6)	2,266.7	1,114.8	1,376.9

Total investments	13,994.7	13,667.7	13,082.0
Cash	19.8	22.0	20.0
Accrued investment income	105.8	101.6	103.5
Premiums receivable, net of allowance for doubtful accounts of $85.1, $63.8 and $83.8	2,522.4	2,322.6	2,287.2
Reinsurance recoverables, including $57.3, $41.0 and $44.5 on paid losses	395.3	286.0	381.6
Prepaid reinsurance premiums	120.5	129.3	119.8
Deferred acquisition costs	468.7	449.8	432.2
Property and equipment, net of accumulated depreciation of $606.1, $513.1 and $562.1	704.3	647.9	666.5
Other assets	127.7	89.8	91.5

Total assets	$18,459.2	$17,716.7	$17,184.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,503.8	$4,220.7	$4,108.0
Loss and loss adjustment expense reserves	5,490.5	4,925.0	5,285.6
Accounts payable, accrued expenses and other liabilities	1,495.0	1,507.4	1,325.0
Income taxes	94.8	52.4	26.0
Debt	1,284.6	1,290.0	1,284.3

Total liabilities	12,868.7	11,995.5	12,028.9

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0; issued 213.1, 230.1 and 213.2, including treasury shares of 15.4, 12.8 and 12.8)	197.7	217.3	200.4
Paid-in capital	818.8	777.3	743.3
Unamortized restricted stock	(75.7)	(58.4)	(46.0)
Accumulated other comprehensive income (loss):
Net unrealized gains on securities	398.6	294.6	435.1
Net unrealized gains on forecasted transactions	9.2	10.2	9.7
Foreign currency translation adjustment	—	(3.9)	—
Retained earnings	4,241.9	4,484.1	3,812.9

Total shareholders’ equity	5,590.5	5,721.2	5,155.4

Total liabilities and shareholders’ equity	$18,459.2	$17,716.7	$17,184.3

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2005	2004
(millions)
Cash Flows From Operating Activities

Net income	$807.0	$846.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45.1	46.6
Amortization of fixed maturities	86.0	84.2
Amortization of restricted stock	15.6	11.6
Net realized (gains) losses on securities	(6.4)	(56.1)
Changes in:
Unearned premiums	395.8	326.0
Loss and loss adjustment expense reserves	204.9	348.7
Accounts payable, accrued expenses and other liabilities	87.4	173.1
Prepaid reinsurance premiums	(.7)	(14.6)
Reinsurance recoverables	(13.7)	(14.7)
Premiums receivable	(235.2)	(243.0)
Deferred acquisition costs	(36.5)	(37.5)
Income taxes	88.5	200.6
Tax benefit from exercise/vesting of stock-based compensation	23.8	29.0
Other, net	(38.8)	6.8

Net cash provided by operating activities	1,422.8	1,707.0
Cash Flows From Investing Activities

Purchases:
Fixed maturities	(3,049.1)	(3,430.5)
Equity securities	(694.8)	(464.4)
Sales:
Fixed maturities	3,191.7	2,283.2
Equity securities	86.7	317.0
Maturities, paydowns, calls and other:
Fixed maturities	258.1	357.8
Equity securities	48.3	50.0
Net (purchases) sales of short-term investments	(889.4)	(466.8)
Net unsettled security transactions	79.1	32.0
Purchases of property and equipment	(82.9)	(115.0)

Net cash used in investing activities	(1,052.3)	(1,436.7)
Cash Flows From Financing Activities

Proceeds from exercise of stock options	28.1	36.4
Payment of debt	—	(200.0)
Dividends paid to shareholders	(11.9)	(10.8)
Acquisition of treasury shares	(386.9)	(86.0)

Net cash used in financing activities	(370.7)	(260.4)

Increase (decrease) in cash	(.2)	9.9
Cash, January 1	20.0	12.1

Cash, June 30	$19.8	$22.0

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
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the results expected for the full year.
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
The change to the fair value based method of accounting under SFAS 123 was applied prospectively to all non-qualified stock option awards granted, modified, or settled after January 1, 2003. No stock options were granted after December 31, 2002. As a result, there is no compensation cost for stock options included in net income for 2003 and forward; however, compensation expense would have been recognized if the fair value based method had been used for all awards since the original effective date of SFAS 123 (January 1, 1995). Prior to 2003, the Company granted all options currently outstanding at an exercise price equal to the market price of the Company’s Common Shares at the date of grant and, therefore, under APB 25, no compensation expense was recorded.
The following table shows the effects on net income and earnings per share had the fair value based method been applied to all outstanding and unvested stock option awards for the periods presented. The Company used the modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

(millions, except per share amounts)	Six months ended
	June 30,
	2005	2004
Net income, as reported	$807.0	$846.3
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(1.2)	(2.9)

Net income, pro forma	$805.8	$843.4

Earnings per share
Basic – as reported	$4.07	$3.91
Basic – pro forma	$4.07	$3.90

Diluted – as reported	$4.02	$3.85
Diluted – pro forma	$4.01	$3.85
In 2003, the Company began issuing restricted stock awards. Compensation expense for restricted stock awards is recognized over the respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $286.0 million and $239.0 million during the six months ended June 30, 2005 and 2004, respectively. Total interest paid was $42.5 million and $49.2 million for the six months ended June 30, 2005 and 2004, respectively. Non-cash activity includes the liability for deferred restricted stock compensation and the changes in net unrealized gains (losses) on securities.
Note 4 Debt — Debt at June 30 consisted of:

(millions)	2005		2004
		Market		Market
	Cost	Value	Cost	Value
7.30% Notes due 2006	$100.0	$102.9	$99.9	$107.7
6.375% Senior Notes due 2012	347.8	386.0	347.6	376.7
7% Notes due 2013	148.9	173.4	148.8	167.4
6 5/8% Senior Notes due 2029	294.2	349.8	294.1	302.2
6.25% Senior Notes due 2032	393.7	444.6	393.6	390.4
Other debt	—	—	6.0	6.0

	$1,284.6	$1,456.7	$1,290.0	$1,350.4

Note 5 Comprehensive Income — Total comprehensive income was $492.1 million and $212.1 million for the quarters ended June 30, 2005 and 2004, respectively, and $770.0 million and $722.2 million for the six months ended June 30, 2005 and 2004, respectively.
Note 6 Dividends — On June 30, 2005, the Company paid a quarterly dividend of $.03 per Common Share to shareholders of record as of the close of business on June 10, 2005. The Board of Directors declared the dividend on April 15, 2005.
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

Following are the operating results for the periods ended June 30:

(millions)	Three Months				Six Months
	2005		2004		2005		2004
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines — Agency	$2,015.9	$271.0	$1,945.9	$273.2	$3,991.3	$550.8	$3,817.3	$567.7
Personal Lines — Direct	1,019.1	135.6	909.6	128.6	1,991.7	267.8	1,775.5	267.3

Total Personal Lines[1]	3,035.0	406.6	2,855.5	401.8	5,983.0	818.6	5,592.8	835.0
Commercial Auto	412.0	71.2	370.4	71.0	807.2	155.7	717.2	158.8
Other-indemnity	6.8	3.0	8.1	(2.0)	13.6	8.4	17.5	(1.8)

Total underwriting operations	3,453.8	480.8	3,234.0	470.8	6,803.8	982.7	6,327.5	992.0
Other-service	10.3	3.7	11.9	5.3	21.5	9.5	24.5	12.4
Investments[2]	126.0	122.9	121.3	118.4	256.6	250.7	295.7	289.5
Interest expense	—	(20.7)	—	(19.7)	—	(41.5)	—	(40.2)
Other income (expense)[3]	—	—	.2	.2	—	—	—	—

	$3,590.1	$586.7	$3,367.4	$575.0	$7,081.9	$1,201.4	$6,647.7	$1,253.7

[1]	Personal automobile insurance accounted for 92% of the total Personal Lines segment net premiums earned in the second quarter and first six months of 2005, compared to 93% in the second quarter and first six months of 2004.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

[3]	Represents the additional interest received during the second quarter on an income tax refund the Company received in February 2004.
The Company’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax profit (loss) [calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses] expressed as a percent of net premiums earned (i.e., revenues). The combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for the Company’s underwriting operations for the periods ended June 30:

	Three Months				Six Months
	2005		2004		2005		2004
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines — Agency	13.4%	86.6	14.0%	86.0	13.8%	86.2	14.9%	85.1
Personal Lines — Direct	13.3	86.7	14.1	85.9	13.4	86.6	15.0	85.0
Total Personal Lines	13.4	86.6	14.1	85.9	13.7	86.3	14.9	85.1
Commercial Auto	17.3	82.7	19.2	80.8	19.3	80.7	22.1	77.9
Other-indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	13.9	86.1	14.6	85.4	14.4	85.6	15.7	84.3

[1]	Underwriting profit expressed as a percentage is not meaningful (NM) for the Company’s other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
Note 8 Litigation — The Company is named as defendant in various lawsuits arising out of its insurance operations. All legal actions relating to claims made under insurance policies are considered by the Company in establishing its loss and loss adjustment expense reserves.
In addition, the Company is named as defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of the Company’s total loss evaluation methodology or handling, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of preferred provider rates for payment of personal injury protection claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, policy implementation and renewal procedures and cases challenging other aspects of the Company’s claims and marketing practices and business operations.

The Company plans to contest the outstanding suits vigorously, but may pursue settlement negotiations in appropriate cases. In accordance with accounting principles generally accepted in the United States of America (GAAP), the Company has established accruals for lawsuits as to which the Company has determined that it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. Pursuant to GAAP, the Company has not established reserves for those lawsuits where the loss is not deemed probable and/or the Company is currently unable to estimate the potential exposure. If any one or more of these lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.
For a further discussion on the Company’s pending litigation, see “Item 3-Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Note 9 New Accounting Standards — On April 15, 2005, the Securities and Exchange Commission issued an amendment to Rule 4-01(a) of Regulation S-X, which became effective April 21, 2005, regarding the compliance date for SFAS 123 (revised 2004), “Share-Based Payment.” Pursuant to the amendment, companies are not required to prepare financial statements in accordance with SFAS 123R until the first quarter of the first fiscal year beginning after June 15, 2005, although earlier compliance is permitted. The Company plans to adopt SFAS 123R on January 1, 2006, and, as a result, estimates that net income will be reduced by approximately $.9 million in 2006. The Company will not incur any additional expense relating to currently outstanding stock options in years subsequent to 2006, since the final vesting date of stock options previously granted will be January 1, 2007. The Company does not currently intend to issue additional stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
For the second quarter 2005, The Progressive Corporation and subsidiaries (the “Company”) generated strong profitability in each business segment and experienced modest growth. On a companywide basis, net premiums written increased 7% and the Company generated a combined ratio of 86.1 for the quarter. For the second quarter 2005, net income was $394.3 million, or $1.97 per share.
At June 30, 2005, the Company had 9.8 million policies in force on a companywide basis, 11% more than at the same time last year. Policy life expectancy, which is one measure of retention, increased in each of the Company’s auto tiers, as compared to the prior quarter, and was higher in most of the tiers as compared to the same time last year. The Company continued to experience a decrease in its premium per application on both new and renewal business, consistent with market pricing refinements in several states. The Company will continue to evaluate prudent tradeoffs of profit for growth and seek growth where it deems appropriate. The Company continues to take actions it believes will enhance its competitiveness and allow the Company to be ready for future growth if and when market conditions change.
The favorable underwriting margins benefited from 2.5 points of favorable reserve development in the second quarter 2005 and 3.0 points year-to-date. This favorable development reflects both actuarial adjustments, as well as other favorable development (e.g., claims settling for less than reserved). The Company is continuing to benefit from low accident frequency, consistent with the Company’s recent experience. In addition, the Company’s claims file quality and customer service remain strong and continue to meet or exceed the Company’s expectations.
The Company made no substantial changes in the allocation of its investment portfolio during the quarter. The Company’s investment portfolio produced a fully taxable equivalent total return of 2.3% for the second quarter 2005 and 1.9% year-to-date, with positive total returns in both fixed-income securities and common stocks for both periods. The Company continued to keep its credit quality high and exposure to interest rate risk low. At June 30, 2005, the fixed-income portfolio duration was 2.4 years with a weighted average credit quality of AA.
FINANCIAL CONDITION
Capital Resources and Liquidity
The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth and satisfy scheduled debt and interest payments. The Company’s existing debt covenants do not include any rating or credit triggers.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2005, operations generated a positive cash flow of $1,422.8 million. Operating cash flows decreased 17% from the first six months last year, primarily reflecting a one-time IRS refund in the first quarter 2004 and timing differences associated with the payment of accrued expenses. During the second quarter 2005, the Company repurchased 2.34 million Common Shares at a total cost of $220.5 million (average cost of $94.22 per share), bringing total year-to-date repurchases to 4.24 million shares, or $386.9 million (average cost of $91.19 per share).
Commitments and Contingencies
In June 2005, the Company completed the conversion of a building purchased in Austin, Texas into a call center at an estimated total cost of $40 million. The Company is currently constructing a data center in Colorado Springs, Colorado at an estimated total cost of $67 million. Construction on this data center is expected to be completed in 2006 and the facility will become operational in 2007. The Company is also interested in the acquisition of additional land for future development to support corporate operations near its current corporate headquarters with the intent to begin construction in 2006. All such projects, including the additional service centers discussed below, are, or will be, funded through operating cash flows.
The Company currently has in operation a total of 22 centers that provide concierge-level claims service, including 2 facilities that opened in the second quarter 2005. The Company has announced a significant expansion of this service and is currently looking for additional sites. The Company expects to more than double the number of sites in the next two years, with a total of approximately 50 additional facilities opened over the next several years, including four sites expected to be opened in the fourth quarter 2005.
Off-Balance-Sheet Arrangements
Except for open investment funding commitments, operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company does not have any off-balance-sheet leverage.
Contractual Obligations
During the second quarter 2005, the Company’s contractual obligations did not change materially from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Underwriting Operations
Growth

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	8%
Net premiums earned	7%	8%
Policies in force (at June 30)	NA	11%
NA = Not Applicable
Companywide net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned into income using a daily earnings convention.
The Company analyzes its growth by reviewing rate levels, new policies and customers, and the retention characteristics of its books of business. During the second quarter 2005, the Company filed 49 auto rate revisions in various states, bringing the total to 91 for the year. The overall effect of these revisions was a slight decrease in rates for the year. The Company will continue to assess market conditions on a state-by-state basis, will consider rate reductions in states where it will be able to maintain an attractive combination of profit and growth while still maintaining service quality, and will seek selective rate increases where it is necessary to maintain rate adequacy. New business applications increased slightly in both the Company’s Personal Lines and Commercial Auto businesses for the second quarter 2005 and year-to-date.
Customer retention is another factor that affects growth. One measure of improvement in customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. The Company has seen overall increases in PLE for its auto business in both the Agency and Direct channels for the current quarter, as compared to the prior quarter, although several tiers in the Direct channel were lower than the same period in 2004.

Overall, the Company views these retention trends as favorable. Another way to analyze retention is through customer relationship life expectancy (i.e., focusing on the customer rather than the policy in force). The Company is beginning to develop customer relationship life expectancy estimates for both new and renewal business at a detailed segment level under varying market conditions. With an increasing percentage of the Company’s premium coming from renewal business, increasing retention remains an area where the Company is continuing to focus its efforts.
Profitability
Profitability for the Company’s underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. The Company also uses underwriting profit margin, which is underwriting profit expressed as a percent of net premiums earned, to analyze the Company’s results. For the three and six month periods ended June 30, the Company’s underwriting profitability measures were as follows:

	Three Months				Six Months
(millions)	2005		2004		2005		2004
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines - Agency	$271.0	13.4%	$273.2	14.0%	$550.8	13.8%	$567.7	14.9%
Personal Lines - Direct	135.6	13.3	128.6	14.1	267.8	13.4	267.3	15.0

Total Personal Lines	406.6	13.4	401.8	14.1	818.6	13.7	835.0	14.9
Commercial Auto	71.2	17.3	71.0	19.2	155.7	19.3	158.8	22.1
Other-indemnity	3.0	NM	(2.0)	NM	8.4	NM	(1.8)	NM

Total underwriting operations	$480.8	13.9%	$470.8	14.6%	$982.7	14.4%	$992.0	15.7%

NM=Not Meaningful
Further underwriting results for the Company’s Personal Lines businesses, including its channel components, the Commercial Auto business and other-indemnity businesses, were as follows (details discussed below):

(dollars in millions)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2005	2004	Change	2005	2004	Change
NET PREMIUMS WRITTEN
Personal Lines – Agency	$2,066.3	$2,007.5	3%	$4,148.1	$3,964.6	5%
Personal Lines – Direct	1,038.0	928.3	12%	2,119.0	1,866.2	14%

Total Personal Lines	3,104.3	2,935.8	6%	6,267.1	5,830.8	7%
Commercial Auto	484.0	419.7	15%	920.3	795.9	16%
Other – indemnity	5.8	6.1	(5)%	11.5	12.2	(6)%

Total underwriting operations	$3,594.1	$3,361.6	7%	$7,198.9	$6,638.9	8%

NET PREMIUMS EARNED
Personal Lines – Agency	$2,015.9	$1,945.9	4%	$3,991.3	$3,817.3	5%
Personal Lines – Direct	1,019.1	909.6	12%	1,991.7	1,775.5	12%

Total Personal Lines	3,035.0	2,855.5	6%	5,983.0	5,592.8	7%
Commercial Auto	412.0	370.4	11%	807.2	717.2	13%
Other – indemnity	6.8	8.1	(16)%	13.6	17.5	(22)%

Total underwriting operations	$3,453.8	$3,234.0	7%	$6,803.8	$6,327.5	8%

PERSONAL LINES – AGENCY
Loss and loss adjustment expense ratio	65.9	65.4	(.5) pts.	65.5	65.0	(.5) pts.
Underwriting expense ratio	20.7	20.6	(.1) pts.	20.7	20.1	(.6) pts.

Combined ratio	86.6	86.0	(.6) pts.	86.2	85.1	(1.1) pts.

PERSONAL LINES – DIRECT
Loss and loss adjustment expense ratio	66.4	64.5	(1.9) pts.	66.6	64.1	(2.5) pts.
Underwriting expense ratio	20.3	21.4	1.1 pts.	20.0	20.9	.9 pts.

Combined ratio	86.7	85.9	(.8) pts.	86.6	85.0	(1.6) pts.

PERSONAL LINES – TOTAL
Loss and loss adjustment expense ratio	66.1	65.0	(1.1) pts.	65.8	64.7	(1.1) pts.
Underwriting expense ratio	20.5	20.9	.4 pts.	20.5	20.4	(.1) pts.

Combined ratio	86.6	85.9	(.7) pts.	86.3	85.1	(1.2) pts.

COMMERCIAL AUTO
Loss and loss adjustment expense ratio	62.3	61.3	(1.0) pts.	60.5	58.8	(1.7) pts.
Underwriting expense ratio	20.4	19.5	(.9) pts.	20.2	19.1	(1.1) pts.

Combined ratio	82.7	80.8	(1.9) pts.	80.7	77.9	(2.8) pts.

TOTAL UNDERWRITING OPERATIONS
Loss and loss adjustment expense ratio	65.6	64.6	(1.0) pts.	65.2	64.0	(1.2) pts.
Underwriting expense ratio	20.5	20.8	.3 pts.	20.4	20.3	(.1) pts.

Combined ratio	86.1	85.4	(.7) pts.	85.6	84.3	(1.3) pts.

COMPANYWIDE ACCIDENT YEAR
Loss and loss adjustment expense ratio	68.1	65.7	(2.4) pts.	68.2	64.2	(4.0) pts.

ACTUARIAL ADJUSTMENTS[1]
Favorable/(Unfavorable)
Prior accident years	$32.6	$14.3		$69.0	$25.7
Current accident year	13.9	(8.5)		11.0	(8.4)

Calendar year actuarial adjustment	$46.5	$5.8	702%	$80.0	$17.3	362%

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$32.6	$14.3		$69.0	$25.7
All other development	55.0	22.8		133.5	(11.5)

Total development	$87.6	$37.1	136%	$202.5	$14.2	1326%

POLICIES IN FORCE	June	June
(in thousands)	2005	2004	Change
Agency – Auto	4,492	4,187	7%
Direct – Auto	2,271	1,996	14%
Other Personal Lines[2]	2,612	2,252	16%

Total Personal Lines	9,375	8,435	11%

Commercial Auto	455	404	13%

[1]	Represents the net changes made by the Company’s actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. See the Company’s Report on Loss Reserving Practices, filed in the Company’s Current Report on Form 8-K on June 28, 2005, for further discussion.

[2]	Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items.

Loss and Loss Adjustment Expense Reserves
Claims costs, the Company’s most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of its policyholders, as well as expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current and prior writings, under state-mandated automobile insurance programs. Claims costs are influenced by changes in loss severity and frequency, among other factors. Accordingly, anticipated changes in these factors are taken into account when the Company establishes premium rates and loss reserves.
During the second quarter and first six months of 2005, the Company continued to report favorable loss ratios. Auto accident frequency remained low. In general, the Company continues to experience the same frequency trends as the rest of the industry in nearly every coverage. The Company will continue to analyze these trends to distinguish changes in its experience from external factors versus those resulting from shifts in the mix of the Company’s business.
The Company experienced an increase in severity during the second quarter 2005, compared to the same period last year. The Company’s increase in severity for the most recent quarter was greater than that reported for the industry in the first quarter 2005. The year-over-year increase in bodily injury severity for the second quarter 2005 was greater than that experienced by the Company in the first quarter of 2005, but less than that experienced in the second half of 2004. Personal injury protection severity increased in the second quarter 2005, but at a lower rate than the last several quarters. Property damage severity was also higher than the second quarter last year. The Company is seeing severity trends in most coverages no longer being offset entirely by lower frequency. The Company plans to continue to be diligent in its efforts to recognize trend when setting rates and establishing loss reserves.
The Company monitors physical damage trend in evaluating its claims handling performance and capacity. During the second quarter 2005, the Company maintained adequacy in its claims quality, as indicated by the Company’s internal audit of claims files. The result of achieving more consistency in claims quality and process allowed the Company to deploy more effectively claims personnel to needed areas.
During the second quarter and first six months of 2005, the Company experienced 2.5 points and 3.0 points, respectively, of favorable loss reserve development, compared to 1.1 points and .2 points for the same periods last year. Total development consists both of actuarial adjustments based on regularly scheduled actuarial reviews and “all other development” (e.g., claims settling for more or less than reserved, emergence of unreported claims at rates different than reserved and changes in reserve estimates by claims representatives). The continued recognition of lower severity for prior accident years than had been previously estimated contributed to the favorable prior year reserve development in 2005. For 2004, the total favorable development was partially offset by unfavorable development in the Company’s personal auto product due to a greater number of late reported claims than anticipated. The Company continues to increase the analysis intensity of its loss reserves to increase accuracy and further understand its business. A detailed discussion of the Company’s loss reserving practices can be found in its Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2005.

Underwriting Expenses
Other underwriting expenses and policy acquisition costs expressed as a percent of premiums earned were slightly lower for the second quarter 2005, as compared to the same period last year, primarily due to the accrual for proposed settlements in several class actions lawsuits in 2004. On a year-to-date basis, the expense ratio was .1 points higher than last year, reflecting an increase in advertising spending associated with the rollout of Drive® Insurance from Progressive, the new Agency brand, partially offset by the litigation accruals discussed above. In addition, the “other underwriting expenses,” as shown on the income statement, reflect increases in salaries and other infrastructure costs consistent with premium growth.
Personal Lines
The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles, and represent 87% of the Company’s total year-to-date net premiums written. Personal Lines net premiums written and earned both grew 6% for the second quarter and 7% for the first six months of 2005, compared to the same periods last year. The Personal Lines business is comprised of the Agency business and the Direct business.
The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	3%	5%
Net premiums earned	4%	5%
Auto policies in force (at June 30)	NA	7%

NA=Not Applicable
The Agency business includes business written by more than 30,000 independent insurance agencies that represent the Company, as well as brokerages in New York and California. The Agency auto business saw a decrease in new applications in the second quarter and first six months of 2005 (about 3% and 1%, respectively), as compared to the same periods last year. Premiums per application were lower on both new and renewal business. The conversion rate (the percentage of quotes resulting in a sale) was down slightly on a minor increase in the number of quotes. The Company has seen retention lengthen modestly month over month in all of the Agency auto tiers throughout 2005.
The Agency expense ratio increased .1 points and .6 points for the second quarter and first six months of 2005, respectively, as compared to the same periods last year, primarily due to a substantial increase in advertising costs as the Company continues to roll out its Drive Insurance from Progressive brand. Drive commercials are now airing nationally. The Company is hopeful that greater brand identity, coupled with its product offerings, systems and claims and customer service, will support growth in the Agency channel.
The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	12%	14%
Net premiums earned	12%	12%
Auto policies in force (at June 30)	NA	14%

NA=Not Applicable
The Direct business includes business written directly by the Company over the telephone and on the Internet. The Direct business experienced a strong increase in new applications in the second quarter and first six months of 2005 (about 13%). Premiums per application were lower on both new and renewal business. The conversion rate on the Direct business is down from last year; however, the number of quotes has risen. The effectiveness of the Progressive Direct SM advertising campaign seems to have resulted in an increase in total quotes. The use of the Internet, either for complete or partial quoting, continues to grow and is the most significant source of the new business activity in the Direct channel. Direct auto has also seen a modest month over month lengthening in retention throughout 2005 in all but one of the Direct auto tiers.
The Direct expense ratio decreased 1.1 points and .9 points for the second quarter and first six months of 2005, respectively, as compared to the same periods last year, primarily reflecting a greater percentage of renewal business. Advertising costs in the Direct business did not increase at the same rate as earned premiums for both the second quarter and first six months of 2005, thus having a favorable effect on the expense ratio. The Progressive Direct marketing efforts continue to emphasize the ease of doing business with Progressive and credible price comparisons provided to consumers. The Company advertises its Direct brand on a national basis and supplements that coverage by local market media campaigns in over 100 designated market areas.
Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	15%	16%
Net premiums earned	11%	13%
Auto policies in force (at June 30)	NA	13%

NA=Not Applicable
The Company’s Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of its customers insuring three or fewer vehicles. The Commercial Auto business represents 13% of the Company’s total year-to-date net premiums written. Although Commercial Auto differs from Personal Lines auto in its customer base and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. The Company’s Commercial Auto business is primarily distributed through the independent agency channel.
The Company experienced solid growth in Commercial Auto during the quarter. The Commercial Auto business expanded into one new state during the year, bringing the total number of markets to 46, and plans on entering one more during 2005. Approximately 49% of the Company’s year-to-date Commercial Auto net premiums written were generated in the light and local commercial auto markets, which include autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses. The remainder of the business was written in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. There are many similarities between the Company’s Commercial Auto and Personal Lines auto businesses; however, since the Commercial Auto policies have higher limits (up to $1 million) than Personal Lines auto, the Company analyzes the limit differences in this product more closely.
New applications increased about 5% in the Commercial Auto business over both the second quarter and first six months of 2004. Commercial Auto is increasing its offering of twelve-month term policies, primarily in the specialty commercial auto market, which has a favorable effect on the premiums per application. Six-month term restrictions will remain in selected markets. Retention has lengthened slightly throughout 2005 in all Commercial Auto tiers. The expense ratio in this business increased .9 points and 1.1 points from the second quarter and first six months, respectively, last year, partially due to the branding of Commercial Auto under Drive Insurance from Progressive, as well as greater involuntary market assessments in the first quarter 2005, as compared to the prior year.
Other Businesses
Indemnity
The Company’s other-indemnity businesses, which represent less than .2% of year-to-date net premiums written, primarily include writing professional liability insurance for community banks and the Company’s run-off businesses. These businesses generated an underwriting profit (loss) of $3.0 million and $8.4 million for the second quarter and first six months of 2005, respectively, compared to $(2.0) million and $(1.8) million, respectively, for the same periods last year. The increase in underwriting profit is primarily due to favorable reserve development in 2005, compared to unfavorable reserve development last year.
Service
The other-service businesses primarily provide policy issuance and claims adjusting services for the state Commercial Auto Insurance Procedures/Plans (CAIP) businesses, which are state-supervised plans serving the involuntary market. These service businesses generated an operating profit of $3.7 million and $9.5 million for the second quarter and first six months of 2005, respectively, compared to $5.3 million and $12.4 million for the same periods last year, reflecting declining CAIP business.

Investments
Portfolio Allocation
The composition of the investment portfolio at June 30 was:

			Gross		% of
		Gross	Unrealized	Market	Total	Duration
(millions)	Cost	Unrealized Gains	Losses	Value	Portfolio	(Years)	Rating[1]

2005
Fixed maturities	$8,566.6	$120.5	$(49.1)	$8,638.0	61.7%	3.0	AA+
Preferred stocks	1,146.7	19.1	(12.3)	1,153.5	8.3	2.2	A-
Short-term investments[2]	2,266.0	.7	—	2,266.7	16.2	<1	AA+

Total fixed income	11,979.3	140.3	(61.4)	12,058.2	86.2	2.4	AA
Common equities	1,402.2	542.8	(8.5)	1,936.5	13.8	NM	NM

Total portfolio[3]	$13,381.5	$683.1	$(69.9)	$13,994.7	100.0%	2.4	AA

2004
Fixed maturities	$9,651.3	$124.0	$(95.9)	$9,679.4	70.8%	3.3	AA+
Preferred stocks	846.6	15.5	(15.4)	846.7	6.2	3.0	BBB+
Short-term investments[2]	1,114.8	—	—	1,114.8	8.2	<1	AA-

Total fixed income	11,612.7	139.5	(111.3)	11,640.9	85.2	3.0	AA
Common equities	1,601.8	430.8	(5.8)	2,026.8	14.8	NM	NM

Total portfolio[3]	$13,214.5	$570.3	$(117.1)	$13,667.7	100.0%	3.0	AA

NM = Not Meaningful

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, the Company weights individual securities based on market value and assigns a numeric score to each credit rating based on a scale from 0-5.

[2]	Short-term investments include Eurodollar deposits, commercial paper, auction rate securities and other investments, which are expected to be liquidated within one year.

[3]	The Company had net unsettled security acquisitions of $111.0 million and $107.1 million at June 30, 2005 and 2004, respectively. June 30, 2005 and 2004 totals include $1.0 billion and $1.4 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.
As of June 30, 2005, the Company’s portfolio had $613.2 million of net unrealized gains, compared to $453.2 million at June 30, 2004 and $669.4 million at December 31, 2004. During the second quarter 2005, the fixed-income portfolio’s valuation increased $115.2 million reflecting the decline in market interest rates during the period. The common stock portfolio had an increase of $35.6 million during the second quarter, reflecting movement in the market.
Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and short-term investments, had a duration of 2.4 years at June 30, 2005, compared to 2.9 years at December 31, 2004, and 3.0 years at June 30, 2004. During the second quarter 2005, the Company increased its holdings of short-term investments to reduce the sensitivity of the portfolio’s value to interest rate changes. After adjustments to exclude unsettled securities transactions, the allocation of fixed-income securities at June 30, 2005, was 86.1% of the total portfolio, compared to 85.1% at June 30, 2004.

The fixed-maturity securities and short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	June 30, 2005		June 30, 2004
Investment-grade fixed maturities:
Short/intermediate term	$10,661.4	97.8%	$10,550.5	97.7%
Long term[1]	58.9	.5	115.2	1.1
Non-investment-grade fixed maturities	184.4	1.7	128.6	1.2

Total	$10,904.7	100.0%	$10,794.2	100.0%

[1]	Long term includes securities with maturities of 10 years or greater.
Included in the fixed-income portfolio are $2.6 billion of asset-backed securities. These asset-backed securities are comprised of residential mortgage-backed ($.6 billion), commercial mortgage-backed ($1.1 billion) and other asset-backed ($.9 billion) securities, with a total duration of 1.9 years and a weighted average credit quality of AAA-. The largest component of other asset-backed securities are automobile receivable loans ($.5 billion) and home equity loans ($.2 billion). Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests (the most subordinated class in a pool of securitized assets).
Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	June 30, 2005		June 30, 2004
Common stocks	$1,913.8	98.8%	$1,988.7	98.1%
Other risk investments	22.7	1.2	38.1	1.9

Total common equities	$1,936.5	100.0%	$2,026.8	100.0%

Common equities comprised 13.9% and 14.9% of the total portfolio, excluding the net unsettled securities transactions, at June 30, 2005 and 2004, respectively. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points. To maintain high correlation with the Russell 1000, the Company held approximately 70% of the common stocks comprising the index at June 30, 2005. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index, as noted in the following table:

	Total Return[1]
	For the six months ended
	June 30,
	2005	2004
Common Stocks	.4%	3.2%
Russell 1000 Index	.1%	3.3%

[1]	Includes gross dividends reinvested and price appreciation/depreciation.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $4.9 million of open funding commitments at June 30, 2005.
Trading Securities
Trading securities are entered into for the purpose of near-term profit generation. At June 30, 2005 and 2004, the Company did not have any trading securities, with the exception of the derivatives classified as trading discussed below. The Company had no trading security gains or losses during the second quarters and first six months of 2005 and 2004.

Derivative Instruments
From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company had no risk management derivatives at June 30, 2005 or 2004. The Company recognized no gains or losses during the second quarter and first six months of 2005 or 2004 on risk management derivatives.
Derivative instruments may also be used for trading purposes or classified as trading derivatives due to characteristics of the transaction. During the second quarter 2005, the Company sold three credit default protection derivatives, on three separate issuers, which were matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. The Company held similar investments in 2004. These positions had a notional amount of $65.0 million at June 30, 2005, and $128.5 million at June 30, 2004. For the second quarter and first six months of 2005, these positions generated a net gain of $1.9 million, compared to net losses of $3.4 million and $3.0 million for the second quarter and first six months of 2004, respectively. The amount and results of the derivative and Treasury positions are immaterial to the Company’s financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio, with the net gains (losses) reported as a component of net realized gains (losses) on securities .
Investment Income
Recurring investment income (interest and dividends before investment and interest expenses) increased 4% for both the second quarter and first six months of 2005, compared to the same periods last year, reflecting portfolio growth and a slight increase in the portfolio’s yield.
The Company reports total return to reflect more accurately management’s philosophy of the portfolio and evaluation of the investment results. The fully taxable equivalent (FTE) total return includes recurring investment income grossed up for certain tax-preferential investments (e.g., municipal debt) and net realized gains (losses) and changes in unrealized gains (losses) on securities. The Company reported the following investment results for the periods ended June 30:

	Three Months		Six Months
	2005	2004	2005	2004
Pretax recurring investment book yield	4.0%	3.9%	3.9%	3.9%
Weighted average FTE book yield	4.7%	4.5%	4.6%	4.5%
FTE total return:
Fixed-income securities	2.4%	(1.4)%	2.2%	.8%
Common stocks	2.1%	1.4%	.4%	3.2%
Total portfolio	2.3%	(.9)%	1.9%	1.2%

Realized Gains/Losses
The components of net realized gains (losses) for the periods ended June 30 were:

(millions)	Three Months		Six Months
	2005	2004	2005	2004
Gross realized gains:
Fixed maturities	$22.1	$10.9	$40.2	$58.4
Preferred stocks	—	—	—	7.6
Common equities	.9	6.6	7.2	22.6
Short-term investments	—	.1	—	.1

	23.0	17.6	47.4	88.7

Gross realized losses:
Fixed maturities	18.5	10.3	24.2	11.4
Preferred stocks	—	—	—	—
Common equities	8.3	10.6	16.8	21.0
Short-term investments	—	.1	—	.2

	26.8	21.0	41.0	32.6

Net realized gains (losses) on securities:
Fixed maturities	3.6	.6	16.0	47.0
Preferred stocks	—	—	—	7.6
Common equities	(7.4)	(4.0)	(9.6)	1.6
Short-term investments	—	—	—	(.1)

	$(3.8)	$(3.4)	$6.4	$56.1

Per share	$(.01)	$(.01)	$.02	$.17

The gross realized gains and losses were primarily the result of market driven interest rate movements, sector allocation changes and the rebalancing of the common stock portfolio to the Russell 1000 Index, as part of ordinary investment operations. Gross realized losses also include write-downs of both fixed-income and equity securities determined to be other-than-temporarily impaired.
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

When a security in the Company’s investment portfolio has a decline in market value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The OTI write-down activity for the periods ended June 30 is as follows:

	Three Months			Six Months
(millions)		Write-downs	Write-downs		Write-downs	Write-downs
	Total	On Securities	On Securities	Total	On Securities	On Securities
	Write-downs	Sold	Held at Period End	Write-downs	Sold	Held at Period End
2005
Fixed income	$9.0	$3.8	$5.2	$10.0	$3.8	$6.2
Common equities	1.2	—	1.2	1.6	—	1.6

Total portfolio	$10.2	$3.8	$6.4	$11.6	$3.8	$7.8

2004
Fixed income	$—	$—	$—	$—	$—	$—
Common equities	.9	—	.9	.9	—	.9

Total portfolio	$.9	$—	$.9	$.9	$—	$.9

The following table stratifies the gross unrealized losses in the Company’s portfolio at June 30, 2005, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

(millions)	Total Gross	Decline of Investment Value
	Unrealized
Total Portfolio	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$9.7	$.1	$—	$—	$—
Unrealized loss for 2 quarters	9.8	.2	.2	.2	.2
Unrealized loss for 3 quarters	14.0	—	—	—	—
Unrealized loss for 1 year or longer	36.4	.1	.1	.1	—

	$69.9	$.4	$.3	$.3	$.2

For example, if the Company had decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, the Company would have recognized an additional $.1 million of OTI losses in the income statement.
The Company also reviews securities in unrealized loss positions in accordance with Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairments.” At June 30, 2005, the gross unrealized loss of $69.9 million (on securities with a market value of $4,676.0 million) included $36.4 million of unrealized losses on securities in a loss position for one year or longer (market value of $1,809.8 million). The Company determined that none of these securities met the criteria for other-than-temporary impairment write-downs.
Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

Repurchase Transactions
During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the six months ended June 30, 2005, the Company’s largest single outstanding balance of repurchase commitments was $1.2 billion open on two separate business days, with an average daily balance of $.6 billion for the year. The Company had no open repurchase commitments at June 30, 2005 and 2004. The Company earned income of $1.0 million and $.6 million on repurchase commitments during the three months ended June 30, 2005 and 2004, respectively, and earned $1.5 million and $.9 million for the six months ended June 30, 2005 and 2004, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 2.4 years at June 30, 2005, compared to 2.9 at December 31, 2004. The weighted average beta of the equity portfolio was 1.0 at June 30, 2005 and December 31, 2004. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2004.
As a supplement to the sensitivity analysis, as discussed in the Annual Report on Form 10-K for the year ended December 31, 2004, the following are estimates of the Value-at-Risk (VaR) of the Company’s fixed-income and equity portfolios:

	VaR
(millions)	June 30,	December 31,
	2005	2004
Fixed-income portfolio	$(164.9)	$(180.1)
% of portfolio	(1.4)%	(1.6)%

Common equity portfolio	$(143.7)	$(130.2)
% of portfolio	(7.4)%	(7.0)%

Total portfolio	$(208.8)	$(222.1)
% of portfolio	(1.5)%	(1.7)%
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

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
2005	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Calendar Month	Shares Purchased	per Share	Programs	Programs

April	907,900	$90.55	7,624,634	7,375,366
May	756,800	94.62	8,381,434	6,618,566
June	675,100	98.71	9,056,534	5,943,466

Total	2,339,800	$94.22

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

THE PROGRESSIVE CORPORATION (Registrant)

Date: August 8, 2005	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

				If Incorporated by
				Reference,
Exhibit No.				Documents with
Under	Form 10-Q			Which Exhibit was
Reg. S-K,	Exhibit			Previously Filed
Item 601	Number		Description of Exhibit	with SEC
(12)	12		Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith