Form 10-Q
period 2005-09-30
PROGRESSIVE CORP/OH/
filed 2005-11-08
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
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
Yes ☑    No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1.00 par value: 197,250,475 outstanding at October 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2005	2004	% Change	2005	2004	% Change
(millions — except per share amounts)

Revenues:
Net premiums earned	$3,478.9	$3,277.7	6	$10,282.7	$9,605.2	7
Investment income	138.0	124.8	11	388.2	364.4	7
Net realized gains (losses) on securities	(4.1)	23.9	NM	2.3	80.0	(97)
Service revenues	9.7	12.1	(20)	31.2	36.6	(15)

Total revenues	3,622.5	3,438.5	5	10,704.4	10,086.2	6

Expenses:
Losses and loss adjustment expenses	2,467.8	2,171.7	14	6,901.0	6,224.5	11
Policy acquisition costs	364.7	353.5	3	1,087.0	1,035.8	5
Other underwriting expenses	312.2	303.7	3	977.8	904.1	8
Investment expenses	2.9	4.2	(31)	8.8	10.4	(15)
Service expenses	6.4	5.9	8	18.4	18.0	2
Interest expense	20.7	20.1	3	62.2	60.3	3

Total expenses	3,174.7	2,859.1	11	9,055.2	8,253.1	10

Income before income taxes	447.8	579.4	(23)	1,649.2	1,833.1	(10)
Provision for income taxes	142.5	190.5	(25)	536.9	597.9	(10)

Net income	$305.3	$388.9	(21)	$1,112.3	$1,235.2	(10)

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	195.8	216.0	(9)	197.3	216.2	(9)

Per share	$1.56	$1.80	(13)	$5.64	$5.71	(1)

Diluted:
Average shares outstanding	195.8	216.0	(9)	197.3	216.2	(9)
Net effect of dilutive stock-based compensation	2.8	3.1	(10)	2.9	3.4	(15)

Total equivalent shares	198.6	219.1	(9)	200.2	219.6	(9)

Per share	$1.54	$1.77	(13)	$5.56	$5.62	(1)

Dividends per share	$.030	$.030	—	$.090	$.080	13

NM = Not Meaningful
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
	2005	2004	2004
(millions)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $10,420.3, $9,534.0 and $8,972.6)	$10,397.8	$9,681.1	$9,084.3
Equity securities:
Preferred stocks (cost: $1,188.2, $723.4 and $749.4)	1,192.8	747.2	768.9
Common equities (cost: $1,413.0, $1,312.1 and $1,314.0)	2,016.9	1,686.7	1,851.9
Short-term investments (amortized cost: $918.9, $2,204.2 and $1,376.6)	919.2	2,204.2	1,376.9

Total investments	14,526.7	14,319.2	13,082.0
Cash	6.9	34.5	20.0
Accrued investment income	119.0	100.6	103.5
Premiums receivable, net of allowance for doubtful accounts of $105.2, $70.6 and $83.8	2,627.7	2,397.6	2,287.2
Reinsurance recoverables, including $52.0, $43.6 and $44.5 on paid losses	391.4	295.3	381.6
Prepaid reinsurance premiums	114.6	125.9	119.8
Deferred acquisition costs	477.5	460.5	432.2
Income taxes	65.4	—	—
Property and equipment, net of accumulated depreciation of $575.7, $537.6 and $562.1	695.8	674.6	666.5
Other assets	130.1	87.5	91.5

Total assets	$19,155.1	$18,495.7	$17,184.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,575.9	$4,326.5	$4,108.0
Loss and loss adjustment expense reserves	5,737.4	5,156.0	5,285.6
Accounts payable, accrued expenses and other liabilities	1,746.5	1,548.6	1,325.0
Income taxes	—	43.4	26.0
Debt	1,284.8	1,290.2	1,284.3

Total liabilities	13,344.6	12,364.7	12,028.9

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0; issued 213.1, 230.1 and 213.2, including treasury shares of 16.0, 13.1 and 12.8)	197.1	217.0	200.4
Paid-in capital	830.6	789.5	743.3
Unamortized restricted stock	(68.9)	(52.5)	(46.0)
Accumulated other comprehensive income (loss):
Net unrealized gains on securities	381.1	354.6	435.1
Net unrealized gains on forecasted transactions	8.9	10.0	9.7
Foreign currency translation adjustment	—	(3.9)	—
Retained earnings	4,461.7	4,816.3	3,812.9

Total shareholders’ equity	5,810.5	6,131.0	5,155.4

Total liabilities and shareholders’ equity	$19,155.1	$18,495.7	$17,184.3

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2005	2004
(millions)

Cash Flows From Operating Activities
Net income	$1,112.3	$1,235.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68.5	72.4
Amortization of fixed maturities	140.3	129.9
Amortization of restricted stock	24.0	16.9
Net realized (gains) losses on securities	(2.3)	(80.0)
Changes in:
Unearned premiums	467.9	431.8
Loss and loss adjustment expense reserves	451.8	579.7
Accounts payable, accrued expenses and other liabilities	137.7	220.5
Prepaid reinsurance premiums	5.2	(11.2)
Reinsurance recoverables	(9.8)	(24.0)
Premiums receivable	(340.5)	(318.0)
Deferred acquisition costs	(45.3)	(48.2)
Income taxes	(62.3)	159.3
Tax benefits from exercise/vesting of stock-based compensation	31.9	36.6
Other, net	(54.5)	10.2

Net cash provided by operating activities	1,924.9	2,411.1
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(6,546.5)	(5,194.8)
Equity securities	(770.2)	(590.2)
Sales:
Fixed maturities	4,591.4	4,028.9
Equity securities	35.2	825.2
Maturities, paydowns, calls and other:
Fixed maturities	402.9	474.2
Equity securities	158.7	78.2
Net (purchases) sales of short-term investments	462.7	(1,556.2)
Net unsettled security transactions	277.1	26.2
Purchases of property and equipment	(132.4)	(167.6)
Sale of property and equipment	36.1	—

Net cash used in investing activities	(1,485.0)	(2,076.1)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	35.7	44.1
Payment of debt	—	(200.0)
Dividends paid to shareholders	(17.8)	(17.3)
Acquisition of treasury shares	(470.9)	(139.4)

Net cash used in financing activities	(453.0)	(312.6)

Increase (decrease) in cash	(13.1)	22.4
Cash, January 1	20.0	12.1

Cash, September 30	$6.9	$34.5

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
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results expected for the full year.
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

	Nine months ended
	September 30,
(millions, except per share amounts)	2005	2004
Net income, as reported	$1,112.3	$1,235.2
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(1.9)	(4.5)

Net income, pro forma	$1,110.4	$1,230.7

Earnings per share
Basic – as reported	$5.64	$5.71
Basic – pro forma	$5.63	$5.69

Diluted – as reported	$5.56	$5.62
Diluted – pro forma	$5.55	$5.62
In 2003, the Company began issuing restricted stock awards. Compensation expense for restricted stock awards is recognized over the respective vesting periods. The current year expense is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.

Note 3 Supplemental Cash Flow Information — The Company paid income taxes of $571.0 million and $463.0 million during the nine months ended September 30, 2005 and 2004, respectively. Total interest paid was $63.6 million and $70.3 million for the nine months ended September 30, 2005 and 2004, respectively. Non-cash activity includes the liability for deferred restricted stock compensation and the changes in net unrealized gains (losses) on securities.
Note 4 Debt — Debt at September 30 consisted of:

	2005		2004
		Market		Market
(millions)	Cost	Value	Cost	Value
7.30% Notes due 2006	$100.0	$101.9	$99.9	$106.9
6.375% Senior Notes due 2012	347.9	375.3	347.7	387.3
7% Notes due 2013	149.0	168.0	148.9	171.8
6 5/8% Senior Notes due 2029	294.2	334.1	294.1	320.6
6.25% Senior Notes due 2032	393.7	425.2	393.6	411.4
Other debt	—	—	6.0	6.0

	$1,284.8	$1,404.5	$1,290.2	$1,404.0

Note 5 Comprehensive Income — Total comprehensive income was $287.5 million and $448.7 million for the quarters ended September 30, 2005 and 2004, respectively, and $1,057.5 million and $1,170.9 million for the nine months ended September 30, 2005 and 2004, respectively.
Note 6 Dividends — On September 30, 2005, the Company paid a quarterly dividend of $.03 per Common Share to shareholders of record as of the close of business on September 9, 2005. The Board of Directors declared the dividend on August 19, 2005.
On October 7, 2005, the Board of Directors declared a quarterly dividend of $.03 per Common Share payable December 31, 2005, to shareholders of record at the close of business on December 9, 2005.
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

Following are the operating results for the periods ended September 30:

	Three Months				Nine Months
	2005		2004		2005		2004
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines — Agency	$2,010.4	$151.9	$1,959.2	$246.5	$6,001.7	$702.7	$5,776.5	$814.2
Personal Lines — Direct	1,036.7	118.0	926.1	131.0	3,028.4	385.8	2,701.6	398.3

Total Personal Lines[1]	3,047.1	269.9	2,885.3	377.5	9,030.1	1,088.5	8,478.1	1,212.5
Commercial Auto	425.1	65.2	384.0	70.3	1,232.3	220.9	1,101.2	229.1
Other-indemnity	6.7	(.9)	8.4	1.0	20.3	7.5	25.9	(.8)

Total underwriting operations	3,478.9	334.2	3,277.7	448.8	10,282.7	1,316.9	9,605.2	1,440.8
Other-service	9.7	3.3	12.1	6.2	31.2	12.8	36.6	18.6
Investments[2]	133.9	131.0	148.7	144.5	390.5	381.7	444.4	434.0
Interest expense	—	(20.7)	—	(20.1)	—	(62.2)	—	(60.3)

	$3,622.5	$447.8	$3,438.5	$579.4	$10,704.4	$1,649.2	$10,086.2	$1,833.1

[1]	Personal automobile insurance accounted for 92% of the total Personal Lines segment net premiums earned in the third quarter and first nine months of 2005, compared to 92% in the third quarter and 93% for the first nine months of 2004.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.
The Company’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax profit (loss) [calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses] expressed as a percent of net premiums earned (i.e., revenues). The combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for the Company’s underwriting operations for the periods ended September 30:

	Three Months				Nine Months
	2005		2004		2005		2004
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines — Agency	7.6%	92.4	12.6%	87.4	11.7%	88.3	14.1%	85.9
Personal Lines — Direct	11.4	88.6	14.1	85.9	12.7	87.3	14.7	85.3
Total Personal Lines	8.9	91.1	13.1	86.9	12.1	87.9	14.3	85.7
Commercial Auto	15.3	84.7	18.3	81.7	17.9	82.1	20.8	79.2
Other-indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	9.6	90.4	13.7	86.3	12.8	87.2	15.0	85.0

[1]	Underwrting profit expressed as a percentage is not meaningful (NM) for the Company’s other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
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

The Company plans to contest the outstanding suits vigorously, but may pursue settlement negotiations where appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), the Company has established accruals for lawsuits as to which the Company has determined that it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure. Pursuant to GAAP, the Company has not established reserves for those lawsuits where the loss is not deemed probable and/or the Company is currently unable to estimate the potential exposure. If any one or more of these lawsuits results in a judgment against or settlement by the Company in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.
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
Note 10 Subsequent Event — On October 24, 2005, Hurricane Wilma made landfall in Florida causing catastrophic losses. As a result of this weather-related catastrophe, the Company will incur approximately $73 million of losses in its October 2005 results. See the Company’s Management Discussion and Analysis in this Quarterly Report on Form 10-Q for a more detailed discussion of third quarter catastrophe losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
For the third quarter 2005, The Progressive Corporation and subsidiaries (the “Company”) generated solid growth and profitability, despite the significant weather-related catastrophes during the period. On a companywide basis, net premiums written increased 5% and the Company generated a combined ratio of 90.4 for the quarter. For the third quarter 2005, net income was $305.3 million, or $1.54 per share.
During the third quarter, the Company continued to see growth flatten, reflecting “soft market conditions” (i.e., represents a highly competitive market where premium rates are relatively stable if not decreasing). At September 30, 2005, the Company had 10 million policies in force on a companywide basis, 10% more than at the same time last year reflecting solid increases in renewals offsetting an overall slight decrease in new applications (i.e., completed sale of a new policy). Policy life expectancy, which is one measure of retention, decreased in most of the Company’s personal auto tiers over the last few months, but was relatively stable for commercial auto. The Company continued to experience a decrease in its premiums per application on both new and renewal business, resulting from market pricing refinements in several states. The Company continues to take actions it believes will enhance its competitiveness and allow the Company to be ready for future growth if and when market conditions change.
On September 30, 2005, the Company entered the New Jersey private passenger auto insurance market through both its Agency and Direct distribution channels. The Company now writes business in 49 states and the District of Columbia. New Jersey represents the seventh largest private passenger auto insurance market in the United States. Although the Company sees this as a growth opportunity, it is also mindful of its objectives of maintaining profitable growth and high quality customer service. The Company plans to offer its Commercial Auto products in the state later this year and add its motorcycle and boat products in 2006.
The Company’s third quarter 2005 results were affected by several catastrophes, including Hurricanes Katrina and Rita. Hurricane Katrina was by far the largest single claim event the Company has ever experienced, and is currently estimated to be 5 1/2 times greater than any previous single catastrophe loss. Third quarter results included $173.6 million, or 5.0 points, of Hurricane Katrina losses and $11.9 million, or .3 points, of Hurricane Rita losses. In total, all catastrophes accounted for 5.6 loss ratio points for the third quarter and 2.2 points on a year-to-date basis. Due to the nature of Hurricane Katrina, the Company expects settlement of all losses to take longer than experienced for past storms. The Company will continue to monitor the claims activity closely and adjust reserves as it deems appropriate.
Through the end of October, losses related to Hurricane Katrina, net of estimated salvage, were approximately $185 million; the estimated losses for Hurricane Rita were unchanged. The Company estimates that it incurred $73 million of losses related to Hurricane Wilma, which primarily affected Florida in October 2005.
The Company’s underwriting margins benefited from 2.7 points of favorable reserve development in the third quarter 2005 and 2.9 points year-to-date. This favorable development reflects both actuarial adjustments, as well as other favorable development (e.g., claims settling for less than reserved).
The Company is continuing to benefit from low accident frequency, consistent with the industry’s recent experience. The Company has achieved consistency in its claims quality and processes which allowed it to deploy claims representatives to the Gulf Coast region to assist with catastrophe claims. Through the end of October, the Company has deployed more than 1,300 claims representatives and settled over 90% of the Hurricane Katrina claims.

The Company made no substantial changes in the allocation of its investment portfolio during the quarter. The Company’s investment portfolio produced a fully taxable equivalent total return of .9% for the third quarter 2005 and 2.9% year-to-date, with positive total returns in both fixed-income securities and common stocks for both periods. The Company continued to keep the portfolio’s credit quality high and exposure to interest rate risk low. At September 30, 2005, the fixed-income portfolio duration was 2.9 years, with a weighted average credit quality of AA+.
FINANCIAL CONDITION
Capital Resources and Liquidity
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2005, operations generated a positive cash flow of $1,924.9 million. Operating cash flows decreased 20% from the first nine months last year, primarily reflecting an increase in paid losses, mainly due to the hurricanes, as well as timing differences associated with the payment of accrued expenses and a one-time IRS refund in the first quarter of 2004. During the third quarter 2005, the Company entered into a sale-leaseback arrangement for one of its buildings and is recognizing the estimated $1.5 million gain over the lease term, in compliance with current applicable accounting guidance. During the third quarter 2005, the Company repurchased 855 thousand Common Shares at a total cost of $84.0 million (average cost of $98.28 per share), bringing total year-to-date repurchases to 5.1 million shares, at a total cost of $470.9 million (average cost of $92.38 per share).
The Company has substantial capital resources and believes it has sufficient borrowing capacity and other capital resources to support current and anticipated growth and satisfy scheduled debt and interest payments. The Company’s existing debt covenants do not include any rating or credit triggers.
Commitments and Contingencies
In June 2005, the Company completed the conversion of a building purchased in Austin, Texas into a call center at an estimated total cost of $40.6 million, including the cost to purchase the building as well as furniture, fixtures and equipment. The Company is currently constructing a data center in Colorado Springs, Colorado at an estimated total cost of $66.7 million, and is looking to buy additional land near this facility for future development. Construction on this data center is expected to be completed in 2006 and the facility is scheduled to become operational in 2007. The Company is also pursuing the acquisition of additional land for future development to support corporate operations near its current corporate headquarters in Mayfield Village, Ohio, with the intent to begin construction in 2006.
The Company currently has a total of 23 centers that provide concierge-level claims service, including 1 facility that is currently inoperable due to Hurricane Katrina and 1 facility that was opened in October 2005. The Company has previously announced a significant expansion of this service and is currently researching, acquiring, and constructing additional sites around the country. The Company expects to more than double the number of sites in the next two years, with a total of approximately 50 additional facilities opened over the next several years. Three additional sites are expected to be opened later in the fourth quarter 2005.
All such projects are, or will be, funded through operating cash flows.
Off-Balance-Sheet Arrangements
Except for open investment funding commitments, operating leases and service agreements discussed in the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company does not have any off-balance-sheet leverage.

Contractual Obligations
During the third quarter 2005, the Company’s contractual obligations did not change materially from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
RESULTS OF OPERATIONS
Underwriting Operations
Growth

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	5%	7%
Net premiums earned	6%	7%

Auto policies in force (at Sept. 30)	NA	10%

NA = Not Applicable
Companywide net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned into income using a daily earnings convention.
The Company analyzes its growth by reviewing rate levels, new policies and customers, and the retention characteristics of its books of business. During the third quarter 2005, the Company filed 51 auto rate revisions in various states, bringing the total to 142 for the year. The overall effect of these revisions was a slight decrease in filed rates for the year. The Company will continue to assess market conditions on a state-by-state basis, consider rate reductions in states where it will be able to maintain an attractive combination of profit and growth while still maintaining service quality, and seek selective rate increases where necessary to maintain rate adequacy.
In the Company’s Personal Lines business, new business applications were down slightly in the third quarter 2005, but increased modestly on a year-to-date basis, as compared to the same periods last year. Solid increases in renewal business helped contribute to the 10% increase in Personal Lines policies in force. For the Company’s Commercial Auto business, new applications increased in both the third quarter 2005 and year-to-date.
Customer retention is another factor that affects growth. One way to analyze retention is through policy life expectancy (PLE), which is the estimate of the average length of time that the Company expects all of its policies issued in the month to remain in force before cancellation or non-renewal. Similar to loss reserves, PLE’s develop over time and include many factors, such as product, channel, tier and bill plan. As a result, it is difficult to report retention on a companywide basis and specifically identify the cause of changes in such estimates. Nevertheless, with a greater percentage of the Company’s premium coming from renewal business, increasing retention remains an area where the Company is continuing to focus its efforts.

Profitability
Profitability of the Company’s underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. The Company also uses underwriting profit margin, which is underwriting profit expressed as a percent of net premiums earned, to analyze the Company’s results. For the three and nine month periods ended September 30, the Company’s underwriting profitability measures were as follows:

	Three Months				Nine Months
	2005		2004		2005		2004
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
(millions)	$	Margin	$	Margin	$	Margin	$	Margin

Personal Lines — Agency	$151.9	7.6%	$246.5	12.6%	$702.7	11.7%	$814.2	14.1%
Personal Lines — Direct	118.0	11.4	131.0	14.1	385.8	12.7	398.3	14.7

Total Personal Lines	269.9	8.9	377.5	13.1	1,088.5	12.1	1,212.5	14.3
Commercial Auto	65.2	15.3	70.3	18.3	220.9	17.9	229.1	20.8
Other-indemnity[1]	(.9)	NM	1.0	NM	7.5	NM	(.8)	NM

Total underwriting operations	$334.2	9.6%	$448.8	13.7%	$1,316.9	12.8%	$1,440.8	15.0%

[1]	Underwrting profit margin is not meaningful (NM) for the Company’s other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
The decrease in the underwriting margins for the third quarter 2005 reflects the higher losses incurred as a result of the significant catastrophes during the period, partially offset by favorable reserve development and lower expense ratios. Due to the nature and location of Hurricane Katrina, the Agency business results were more negatively affected than the Direct business. The storm significantly affected the Company’s special lines products, particularly the boat product, which are primarily written through the Agency channel. In addition, approximately 85% of Louisiana’s personal auto business is written through independent agents.

Further underwriting results for the Company’s Personal Lines businesses, including its channel components, the Commercial Auto business and other-indemnity businesses, were as follows (details discussed below):

	THREE MONTHS ENDED				NINE MONTHS ENDED
	SEPTEMBER 30,				SEPTEMBER 30,
(dollars in millions)	2005	2004	Change		2005	2004	Change
NET PREMIUMS WRITTEN
Personal Lines – Agency	$2,024.4	$2,002.9	1%		$6,172.5	$5,967.5	3%
Personal Lines – Direct	1,079.4	981.2	10%		3,198.4	2,847.4	12%

Total Personal Lines	3,103.8	2,984.1	4%		9,370.9	8,814.9	6%
Commercial Auto	447.3	395.9	13%		1,367.6	1,191.8	15%
Other – indemnity	5.8	6.9	(16)%		17.3	19.1	(9)%

Total underwriting operations	$3,556.9	$3,386.9	5%		$10,755.8	$10,025.8	7%

NET PREMIUMS EARNED
Personal Lines – Agency	$2,010.4	$1,959.2	3%		$6,001.7	$5,776.5	4%
Personal Lines – Direct	1,036.7	926.1	12%		3,028.4	2,701.6	12%

Total Personal Lines	3,047.1	2,885.3	6%		9,030.1	8,478.1	7%
Commercial Auto	425.1	384.0	11%		1,232.3	1,101.2	12%
Other – indemnity	6.7	8.4	(20)%		20.3	25.9	(22)%

Total underwriting operations	$3,478.9	$3,277.7	6%		$10,282.7	$9,605.2	7%

PERSONAL LINES – AGENCY
Loss and loss adjustment expense ratio	73.0	67.3	(5.7	) pts.	68.0	65.8	(2.2	) pts.
Underwriting expense ratio	19.4	20.1	.7	pts.	20.3	20.1	(.2	) pts.

Combined ratio	92.4	87.4	(5.0	) pts.	88.3	85.9	(2.4	) pts.

PERSONAL LINES – DIRECT
Loss and loss adjustment expense ratio	68.8	66.0	(2.8	) pts.	67.4	64.7	(2.7	) pts.
Underwriting expense ratio	19.8	19.9	.1	pts.	19.9	20.6	.7	pts.

Combined ratio	88.6	85.9	(2.7	) pts.	87.3	85.3	(2.0	) pts.

PERSONAL LINES – TOTAL
Loss and loss adjustment expense ratio	71.6	66.9	(4.7	) pts.	67.8	65.4	(2.4	) pts.
Underwriting expense ratio	19.5	20.0	.5	pts.	20.1	20.3	.2	pts.

Combined ratio	91.1	86.9	(4.2	) pts.	87.9	85.7	(2.2	) pts.

COMMERCIAL AUTO
Loss and loss adjustment expense ratio	65.5	62.4	(3.1	) pts.	62.3	60.1	(2.2	) pts.
Underwriting expense ratio	19.2	19.3	.1	pts.	19.8	19.1	(.7	) pts.

Combined ratio	84.7	81.7	(3.0	) pts.	82.1	79.2	(2.9	) pts.

TOTAL UNDERWRITING OPERATIONS
Loss and loss adjustment expense ratio	70.9	66.3	(4.6	) pts.	67.1	64.8	(2.3	) pts.
Underwriting expense ratio	19.5	20.0	.5	pts.	20.1	20.2	.1	pts.

Combined ratio	90.4	86.3	(4.1	) pts.	87.2	85.0	(2.2	) pts.

COMPANYWIDE ACCIDENT YEAR
Loss and loss adjustment expense ratio	73.6	68.2	(5.4	) pts.	70.0	65.6	(4.4	) pts.

POLICIES IN FORCE	September	September
(in thousands)	2005	2004	Change
Agency – Auto	4,508	4,236	6%
Direct – Auto	2,305	2,050	12%
Other Personal Lines[1]	2,684	2,350	14%

Total Personal Lines	9,497	8,636	10%

Commercial Auto	464	413	12%

[1]	Includes insurance for motorcycles, recreation vehicles, mobile homes, watercraft, snowmobiles and similar items.

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
During the third quarter and first nine months of 2005, the Company continued to report historically low loss ratios, despite the significant catastrophic losses incurred during the third quarter. During the third quarter 2005, the Company incurred $194.4 million, or 5.6 loss ratio points, for all catastrophes, of which nearly 90% ($173.6 million) related to Hurricane Katrina. Through the end of October, losses related to Hurricane Katrina, net of estimated salvage, are estimated to be $185 million. For the nine months ended September 30, 2005, the Company’s total catastrophe losses were $221.2 million, or 2.2 loss ratio points. For the third quarter and first nine months of 2004, the Company incurred $53.8 million, or 1.6 points, and $73.5 million, or .8 points, respectively, of catastrophic weather-related losses.
Auto accident frequency remained favorable during the quarter. In general, the Company continues to experience frequency trends similar to the rest of the industry in nearly every coverage. In addition, in the week or so following Hurricane Katrina, the Company experienced reduced claims throughout the country. The Company will continue to analyze these trends to distinguish changes in its experience from external factors, such as the cost of gasoline, versus those resulting from shifts in the mix of the Company’s business.
The Company experienced an increase in severity during the third quarter 2005, compared to the same period last year. Part of the increase reflects the greater severity the Company incurred from Hurricane Katrina due to the nature of the storm (e.g., greater flood damage than experienced in prior storms). Reviewing the Company’s severity trends on a trailing 12-month basis through the second quarter 2005, the Company experienced increases in severity greater than that reported by the industry. The Company has seen injury loss severities increase over the same quarter last year, but at a lower rate than the Company experienced in prior quarters. In general, the Company is seeing severity trends in most coverages no longer being offset entirely by lower frequency. The Company plans to continue to be diligent in its efforts to recognize trend when setting rates and establishing loss reserves.
During the third quarter 2005, the Company maintained adequacy in its claims quality, as indicated by the Company’s internal audit of claims files. The result of achieving more consistency in claims quality and process allowed the Company to more effectively deploy over 1,300 claims representatives to the Gulf Coast to assist with catastrophe claims. Due to the unusual circumstances surrounding Hurricane Katrina and the nature of the storm, the Company was able to settle only approximately 50% of the claims by the end of the third quarter. By the end of October, over 90% of Hurricane Katrina claims were settled.

The Company reported the following loss reserve development for the periods ended September 30:

	Three Months		Nine Months
	2005	2004	2005	2004
Actuarial Adjustments
Favorable/(Unfavorable)
Prior accident years	$29.6	$5.4	$98.6	$31.1
Current accident year	41.1	(16.4)	52.1	(24.8)

Calendar year actuarial adjustment	$70.7	$(11.0)	$150.7	$6.3

Prior Accident Years Development
Favorable/(Unfavorable)
Actuarial adjustment	$29.6	$5.4	$98.6	$31.1
All other development	64.3	55.8	197.8	44.3

Total development	$93.9	$61.2	$296.4	$75.4

During the third quarter and first nine months of 2005, the Company experienced 2.7 points and 2.9 points, respectively, of favorable loss reserve development, compared to 1.9 points and .8 points for the same periods last year. Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by the Company to both current and prior accident year reserves based on regularly scheduled reviews. The “all other development” represents claims settling for more or less than reserved, emergence of unreported claims at rates different than reserved and changes in reserve estimates by claims representatives. The continued recognition of lower severity for prior accident years than had been previously estimated contributed to the favorable prior year reserve development in 2005. For the first nine months of 2004, the favorable development was partially offset by unfavorable development in the Company’s personal auto product due to a greater number of late reported claims than anticipated. The Company continues to increase the analysis intensity of its loss reserves to increase accuracy and further understand its business, as evidenced by the fact that the Company has reduced loss reserves following actuarial reviews more during 2005 than in any prior year-to-date period. A detailed discussion of the Company’s loss reserving practices can be found in its Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2005.
Underwriting Expenses
Other underwriting expenses and policy acquisition costs expressed as a percent of premiums earned were lower for both the third quarter and first nine months of 2005, as compared to the same periods last year. During the third quarter 2005, the Company benefited .3 points (.1 points year-to-date) from the settlements of state tax liabilities. The “other underwriting expenses,” as shown on the income statement, reflect increases in salaries and other infrastructure costs consistent with premium growth.

Personal Lines
The Company’s Personal Lines business units write insurance for private passenger automobiles and recreation vehicles, and represent 87% of the Company’s total year-to-date net premiums written. Personal Lines net premiums written and earned grew 4% and 6%, respectively, for the third quarter and 6% and 7%, respectively, for the first nine months of 2005, compared to the same periods last year. The Personal Lines business is comprised of the Agency business and the Direct business.
The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	1%	3%
Net premiums earned	3%	4%

Auto policies in force (at Sept. 30)	NA	6%

NA = Not Applicable
The Agency business includes business written by more than 30,000 independent insurance agencies that represent the Company, as well as brokerages in New York and California. The Agency auto business saw a decrease in new applications in both the third quarter and first nine months of 2005 (about 6% and 3%, respectively), as compared to the same periods last year, reflecting soft market conditions. Premiums per application were lower on both new and renewal business for both the third quarter and year-to-date as compared to last year. Both the conversion rate (the percentage of quotes resulting in a sale) and number of quotes were down for the third quarter 2005, compared to the same period last year. For the first nine months of 2005, the conversion rate and number of quotes were flat, compared to the same period last year. In the Agency auto tiers, the Company has seen retention decline over the last few months but still remained greater than September 2004.
The Agency expense ratio decreased .7 points for the third quarter as compared to the same period last year, primarily reflecting the effect of favorable state tax liability settlements in 2005 and costs incurred in the third quarter of 2004 related to the launch of Drive® Insurance from Progressive, the new Agency brand. On a year-to-date basis, the Agency expense ratio increased .2 points primarily due to a substantial increase in advertising costs associated with the roll out of the Drive Insurance from Progressive brand. Drive commercials are now airing nationally. The Company anticipates that greater brand identity, coupled with its product offerings, systems, and claims and customer service, will support growth in the Agency channel.
The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	10%	12%
Net premiums earned	12%	12%

Auto policies in force (at Sept. 30)	NA	12%

NA = Not Applicable
The Direct business includes business written directly by the Company over the telephone and on the Internet. The Direct business experienced an increase in new applications in both the third quarter and first nine months of 2005 (about 4% and 11%, respectively). In the third quarter 2004, the Direct business improved its Internet quoting platform by decreasing the amount of time required to complete a quote, which contributed to new application growth through the second quarter 2005. Premiums per application were lower on both new and renewal business for both the third quarter and year-to-date. For the same periods, the conversion rate on the Direct business was down from last year; however, the number of quotes increased, which the Company believes resulted from the effectiveness of the Progressive Direct SM advertising campaign. The use of the Internet, either for complete or partial quoting, continues to grow and is the most significant source of new business activity in the Direct channel. In the Direct auto tiers, retention has decreased over the last few months and was generally down compared to last year.
The Direct expense ratio decreased .1 points and .7 points for the third quarter and first nine months of 2005, respectively, as compared to the same periods last year, primarily reflecting a higher percentage of renewal business. During the third quarter, the Company significantly increased its advertising of the Progressive Direct brand, as compared to the same period last year, reflecting more targeted media buying driven by the favorable response the Company has been experiencing. The Progressive Direct marketing efforts continue to emphasize the ease of doing business with Progressive and credible price comparisons provided to consumers. The Company advertises its Direct brand on a national basis and supplements that coverage by local market media campaigns in over 100 designated market areas.
Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	13%	15%
Net premiums earned	11%	12%

Policies in force (at Sept. 30)	NA	12%

NA = Not Applicable
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
The Company experienced solid growth in Commercial Auto during the quarter. The Commercial Auto business expanded into New Hampshire during the year, bringing the total number of markets to 46, and plans on entering New Jersey later this year and one, possibly two, additional states in 2006. Approximately 52% of the Company’s year-to-date Commercial Auto net premiums written were generated in the specialty commercial auto market, which includes dump trucks, logging trucks and other short-haul commercial vehicles. The remainder of the business was written in the light and local commercial auto markets, which include autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses. There are many similarities between the Company’s Commercial Auto and Personal Lines auto businesses; however, since the Commercial Auto policies have higher limits (up to $1 million) than Personal Lines auto, the Company analyzes the limit differences in this product more closely.
New applications increased about 8% and 6% in the Commercial Auto business over the third quarter and first nine months of 2004, respectively. Premiums per application were higher on new business for both the third quarter and first nine months of 2005, as compared to the same periods last year, partially reflecting Commercial Auto’s shift from 6-month to 12-month policies, which has a favorable effect on premiums per application; this shift started at the end of the first quarter 2004 and was substantially completed in the second quarter 2005. For renewal business, premiums per application increased slightly for the third quarter 2005 and were relatively flat on a year-to-date basis, as compared to the same periods last year. During the third quarter 2005, the Company filed 12 commercial auto rate revisions in various states, bringing the total to 27 for the year. The overall effect of these revisions was a very slight increase in filed rates for the year. In the Commercial Auto tiers, retention has remained relatively flat over the last few months, but has lengthened in every tier over September 2004. The expense ratio in this business decreased .1 points from the third quarter last year. For the year-to-date period, the Commercial Auto expense ratio increased .7 points from last year, partially due to the branding of Commercial Auto under Drive Insurance from Progressive, as well as increased involuntary market assessments in the first quarter 2005, as compared to the prior year.
Other Businesses
Indemnity
The Company’s other-indemnity businesses, which represent less than .2% of year-to-date net premiums written, primarily include writing professional liability insurance for community banks and the Company’s run-off businesses. These businesses generated an underwriting profit (loss) of $(.9) million and $7.5 million for the third quarter and first nine months of 2005, respectively, compared to $1.0 million and $(.8) million, respectively, for the same periods last year. The underwriting profit (loss) in these businesses may fluctuate due to the uncertain nature of these products, which may include actuarial adjustments, other reserve development and other costs associated with the run-off businesses.
Service
The other-service businesses primarily provide policy issuance and claims adjusting services for state Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. Service revenues decreased in both the third quarter and first nine months of 2005, as compared to the same periods last year, reflecting declining CAIP business and the reentry of a servicing carrier into the New Jersey CAIP market during the third quarter 2004. These service businesses generated an operating profit of $3.3 million and $12.8 million for the third quarter and first nine months of 2005, respectively, compared to $6.2 million and $18.6 million for the same periods last year.
Income Taxes
The Company’s income tax position, which includes both deferred taxes and income taxes payable, shifted to a net asset at September 30, 2005, as compared to a net liability for prior periods. The shift was partially due to lower net unrealized gains at the end of the quarter, compared to year-end, which reduced the Company’s deferred tax liability, as well as the decrease in income taxes payable, reflecting the decrease in the provision for income taxes for the quarter, as compared to prior periods.

Investments
Portfolio Allocation
The composition of the investment portfolio at September 30 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Market	Total	Duration
(millions)	Cost	Gains	Losses	Value	Portfolio	(Years)	Rating[1]

2005
Fixed maturities	$10,420.3	$70.7	$(93.2)	$10,397.8	71.6%	3.1	AA+
Preferred stocks	1,188.2	16.2	(11.6)	1,192.8	8.2	2.3	A-
Short-term investments[2]	918.9	.3	—	919.2	6.3	<1	AA+

Total fixed income	12,527.4	87.2	(104.8)	12,509.8	86.1	2.9	AA+
Common equities	1,413.0	616.1	(12.2)	2,016.9	13.9	NM	NM

Total portfolio[3]	$13,940.4	$703.3	$(117.0)	$14,526.7	100.0%	2.9	AA+

2004
Fixed maturities	$9,534.0	$180.3	$(33.2)	$9,681.1	67.6%	3.5	AA+
Preferred stocks	723.4	27.5	(3.7)	747.2	5.2	3.0	A-
Short-term investments[2]	2,204.2	—	—	2,204.2	15.4	<1	AA

Total fixed income	12,461.6	207.8	(36.9)	12,632.5	88.2	2.9	AA+
Common equities	1,312.1	391.2	(16.6)	1,686.7	11.8	NM	NM

Total portfolio[3]	$13,773.7	$599.0	$(53.5)	$14,319.2	100.0%	2.9	AA+

NM = Not Meaningful

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, the Company weights individual securities based on market value and assigns a numeric score to each credit rating based on a scale from 0-5.

[2]	Short-term investments include Eurodollar deposits, commercial paper, auction rate securities and other investments, which are expected to be liquidated within one year.

[3]	The Company had net unsettled security acquisitions of $309.0 million and $101.3 million at September 30, 2005 and 2004, respectively. September 30, 2005 and 2004 totals include $1.1 billion and $2.1 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company. In 2004, the balance includes additional funds held in this subsidiary for the pending settlement of the Company’s tender offer.

As of September 30, 2005, the Company’s portfolio had $586.3 million of net unrealized gains, compared to $545.5 million at September 30, 2004 and $669.4 million at December 31, 2004. During the third quarter 2005, the fixed-income portfolio’s valuation decreased $96.5 million reflecting the increase in market interest rates during the period. On the other hand, the common stock portfolio had an increase of $69.6 million during the third quarter, reflecting movement in the market.
Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, preferred stocks and short-term investments, had a duration of 2.9 years at September 30, 2005, December 31, 2004, and September 30, 2004. After adjustments to exclude net unsettled securities transactions, the allocation of fixed-income securities at September 30, 2005, was 85.8% of the total portfolio, compared to 88.1% at September 30, 2004.

The fixed-maturity securities and short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2005		September 30, 2004

Investment-grade fixed maturities:
Short/intermediate term	$11,052.1	97.7%	$11,678.7	98.3%
Long term[1]	126.3	1.1	118.3	1.0
Non-investment-grade fixed maturities	138.6	1.2	88.3	.7

Total	$11,317.0	100.0%	$11,885.3	100.0%

[1]	Long term includes securities with maturities of 10 years or greater.
Included in the fixed-income portfolio are $2.5 billion of asset-backed securities. These asset-backed securities were comprised of residential mortgage-backed ($.4 billion), commercial mortgage-backed ($1.0 billion) and other asset-backed ($1.1 billion) securities, with a duration of 1.7 years and a weighted average credit quality of AAA-. The largest components of other asset-backed securities were automobile receivable loans ($.7 billion) and home equity loans ($.2 billion). Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests (the most subordinated class in a pool of securitized assets).
Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2005		September 30, 2004

Common stocks	$1,994.4	98.9%	$1,648.5	97.7%
Other risk investments	22.5	1.1	38.2	2.3

Total common equities	$2,016.9	100.0%	$1,686.7	100.0%

Common equities comprised 14.2% and 11.9% of the total portfolio, excluding the net unsettled securities transactions, at September 30, 2005 and 2004, respectively. Common stocks are the majority of the common equity portfolio and are managed externally to track the Russell 1000 index within +/- 50 basis points annually. To maintain high correlation with the Russell 1000, the Company held approximately 70% of the common stocks comprising the index at September 30, 2005. Individual holdings are measured based on their contribution to the correlation with the index. The Company’s common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index. For the third quarters and first nine months of 2005 and 2004, the GAAP return was within the designated tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $4.8 million of open funding commitments at September 30, 2005.
Trading Securities
Trading securities are entered into for the purpose of near-term profit generation. At September 30, 2005 and 2004, the Company did not have any trading securities, with the exception of the derivatives classified as trading discussed below. The Company had no trading security gains or losses during the third quarters and first nine months of 2005 and 2004.

Derivative Instruments
From time to time, the Company invests in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the basis, duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. The Company had no risk management derivatives at September 30, 2005 or 2004. The Company recognized no gains or losses during the third quarters and first nine months of 2005 or 2004 on risk management derivatives.
Derivative instruments may also be used for trading purposes or classified as trading derivatives due to characteristics of the transaction. During the third quarter 2005, the Company held three credit default protection derivatives, which were sold on three separate issuers and matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. These positions had a notional amount of $75.0 million at September 30, 2005. The Company held similar investments in 2004, all of which were closed during the third quarter 2004. For the third quarter and first nine months of 2005, these positions generated a net gain (loss) of $(1.3) million and $.6 million, respectively, compared to $1.7 million and $(1.4) million for the third quarter and first nine months of 2004. The amount and results of the derivative and Treasury positions are immaterial to the Company’s financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio, with the net gains (losses) reported as a component of net realized gains (losses) on securities.
Investment Income
Recurring investment income (interest and dividends before investment and interest expenses) increased 11% for the third quarter, compared to the same periods last year, reflecting the change in yield as a result of investing new cash and portfolio turnover at higher rates in the current interest rate environment. For the first nine months of 2005, recurring investment income increased 7%, reflecting both growth in the portfolio and the increase in yields. Investment expenses decreased from the prior year primarily due to the costs associated with the Company’s 2004 tender offer.
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

	Three Months		Nine Months
	2005	2004	2005	2004
Pretax recurring investment book yield	4.1%	3.7%	4.0%	3.8%
Weighted average FTE book yield	4.7%	4.3%	4.6%	4.4%
FTE total return:
Fixed-income securities	.4%	2.5%	2.6%	3.3%
Common stocks	4.3%	(1.8)%	4.7%	1.4%
Total portfolio	.9%	1.9%	2.9%	3.1%

Realized Gains/Losses
The components of net realized gains (losses) for the periods ended September 30 were:

	Three Months		Nine Months
(millions)	2005	2004	2005	2004

Gross realized gains:
Fixed maturities	$6.1	$29.2	$46.3	$87.6
Preferred stocks	—	.3	—	7.9
Common equities	4.6	27.7	11.8	50.3
Short-term investments	.1	—	.1	.1

	10.8	57.2	58.2	145.9

Gross realized losses:
Fixed maturities	12.0	3.0	36.2	14.4
Preferred stocks	—	9.8	—	9.8
Common equities	2.9	20.5	19.7	41.5
Short-term investments	—	—	—	.2

	14.9	33.3	55.9	65.9

Net realized gains (losses) on securities:
Fixed maturities	(5.9)	26.2	10.1	73.2
Preferred stocks	—	(9.5)	—	(1.9)
Common equities	1.7	7.2	(7.9)	8.8
Short-term investments	.1	—	.1	(.1)

	$(4.1)	$23.9	$2.3	$80.0

Per share	$(.01)	$.07	$.01	$.24

The gross realized gains and losses during the quarter were primarily the result of market driven interest rate movements and sector allocation changes as part of ordinary investment operations. Gross realized losses also included write-downs of both fixed-income and equity securities determined to be other-than-temporarily impaired.
Other-Than-Temporary Impairment (OTI)
From time to time, realized losses include write-downs of securities determined to have an other-than-temporary decline in market value. The Company routinely monitors its portfolio for pricing changes that might indicate potential impairments and performs detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates or equity market declines.
Fixed-income and equity securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for, and timing of, recovery does not satisfy the current applicable accounting guidance.
For fixed-income investments with unrealized losses due to market or industry-related declines where the Company does not have the intent and ability to hold the investment for the period of time necessary to recover a significant portion of the investment’s original principal and interest obligation, declines are deemed to qualify as other than temporary. The Company’s policy for common stocks with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in a loss position for three consecutive quarters.

     When a security in the Company’s investment portfolio has a decline in market value that is deemed to be other than temporary, the Company reduces the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The OTI write-down activity for the periods ended September 30 was as follows:

	Three Months			Nine Months
		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
	Write-	Securities	Held at	Write-	Securities	Held at
(millions)	downs	Sold	Period End	downs	Sold	Period End

2005
Fixed income	$1.0	$—	$1.0	$11.0	$5.1	$5.9
Common equities	2.7	—	2.7	4.3	—	4.3

Total portfolio	$3.7	$—	$3.7	$15.3	$5.1	$10.2

2004
Fixed income	$—	$—	$—	$—	$—	$—
Common equities	.5	—	.5	1.4	—	1.4

Total portfolio	$.5	$—	$.5	$1.4	$—	$1.4

The following table stratifies the gross unrealized losses in the Company’s portfolio at September 30, 2005, by length of time in a loss position and magnitude of the loss as a percentage of book value. The individual amounts represent the additional OTI the Company could have recognized in the income statement if its policy for market-related declines was different than that stated above.

	Total Gross
(millions)	Unrealized	Decline of Investment Value
Total Portfolio	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$32.6	$—	$—	$—	$—
Unrealized loss for 2 quarters	11.0	.5	.1	—	—
Unrealized loss for 3 quarters	14.7	.3	.2	—	—
Unrealized loss for 1 year or longer	58.7	.1	.1	.1	.1

	$117.0	$.9	$.4	$.1	$.1

For example, if the Company had decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, the Company would have recognized an additional $.1 million of OTI losses in the income statement.
The Company also reviews securities in unrealized loss positions in accordance with Emerging Issues Task Force 03-1, “The Meaning of Other-Than-Temporary Impairments.” At September 30, 2005, the gross unrealized loss of $117.0 million (on securities with a market value of $8,303.3 million) included $58.7 million of unrealized losses on securities in a loss position for one year or longer (market value of $2,327.1 million). The Company determined that none of these securities met the criteria for other-than-temporary impairment write-downs.
Since total unrealized losses are already a component of the Company’s shareholders’ equity, any recognition of additional OTI losses would have no effect on the Company’s comprehensive income or book value.

Repurchase Transactions
During the quarter, the Company entered into repurchase commitment transactions, whereby the Company loans Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in AA or higher financial institution paper with yields that exceed the Company’s interest obligation on the borrowed cash. The Company is able to borrow the cash at low rates since the securities loaned are in short supply. The Company’s interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended September 30, 2005, the Company’s largest single outstanding balance of repurchase commitments was $1.7 billion open on 3 separate business days, with an average daily balance of $1.0 billion for the quarter. The Company had no open repurchase commitments at September 30, 2005 and 2004. The Company earned income of $1.3 million and $.4 million on repurchase commitments during the three months ended September 30, 2005 and 2004, respectively, and earned $2.8 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 2.9 years at September 30, 2005 and December 31, 2004. The weighted average beta of the equity portfolio was 1.0 at September 30, 2005 and December 31, 2004. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
As a supplement to the sensitivity analysis, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the following are estimates of the Value-at-Risk (VaR) of the Company’s fixed-income and equity portfolios:

	VaR
	September 30,	December 31,
(millions)	2005	2004
Fixed-income portfolio	$(180.5)	$(180.1)
% of portfolio	(1.5)%	(1.6)%

Common equity portfolio	$(135.5)	$(130.2)
% of portfolio	(6.7)%	(7.0)%

Total portfolio	$(206.8)	$(222.1)
% of portfolio	(1.4)%	(1.7)%
The model results represent the maximum expected loss in a three-month period at a 95% confidence level. The VaR of the total investment portfolio is less than the sum of the two components (fixed income and equity) due to the benefit of diversification. In addition, the decrease in the total portfolio’s maximum expected loss from year-end is primarily attributable to a decrease in the correlation of the fixed-income to the common equity portfolios.
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

	ISSUER PURCHASES OF EQUITY SECURITIES
2005			Total Number of Shares	Maximum Number of Shares That
Calendar	Total Number of	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Month	Shares Purchased	per Share	Announced Plans or Programs	Plans or Programs

July	552,581	$98.72	9,609,115	5,390,885

August	215,000	96.73	9,824,115	5,175,885

September	87,300	99.32	9,911,415	5,088,585

Total	854,881	$98.28

In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. The Company may purchase its shares from time to time, in the open market or otherwise, when opportunities exist to buy at attractive prices or for purposes which are otherwise in the best interest of the Company.
Item 6. Exhibits
See exhibit index on page 28.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 8, 2005	BY:	/s/ W. Thomas Forrester W. Thomas Forrester
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