Form 10-K
period 2005-12-31
PROGRESSIVE CORP/OH/
filed 2006-02-28
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-9518
THE PROGRESSIVE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction incorporation or organization)	34-0963169 (I.R.S. Employer Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)
(440) 461-5000

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, $1.00 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005: $17,847,225,237
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2006: 196,712,275
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2006, to be filed on or about March 3, 2006 and the Annual Report to Shareholders for the year ended December 31, 2005, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III and IV hereof.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
EX-4(E) SECURITY
EX-4(H) THIRD SUPPLEMENTAL INDENTURE
EX-4(I) SENIOR NOTE SECURITY
EX-10(A) AIRCRAFT MANAGEMENT AGREEMENT
EX-10(P) FORM OF NONQUALIFIED STOCK OPTION AGREEMENT
EX-10(Q) FORM OF NONQUALIFIED STOCK OPTION AGREEMENT
EX-10(R) 1995 INCENTIVE PLAN
EX-10(T) NONQUALIFIED STOCK OPTION-OBJECTIVE BASED
EX-10(AV) DIRECTORS DEFERRAL PLAN
EX-10(BG) SEPARATION AGREEMENT AND GENERAL RELEASE
EX-10(CA) FORM OF EXEC DEFERRED COMP PLAN PERFORMANCE-BASED
EX-10(CB) FORM OF EXEC DEFERRED COMP PLAN TIME-BASED
EX-10(CC) FORM NOTICE OF ELECTION UNDER DEFERRAL PLAN
EX-11 COMPUTATION OF EARNINGS/RATIOS
EX-12 COMPUTATION OF EARNINGS/RATIOS-FIXED CHARGES
EX-13 2005 ANNUAL REPORT TO SHAREHOLDERS
EX-21 SUBSIDIARIES
EX-24 POWERS OF ATTORNEY
EX-31(A) CERTIFICATION 302 - CEO
EX-31(B) CERTIFICATION 302 - CFO
EX-32(A) CERTIFICATION 906 - CEO
EX-32(B) CERTIFICATION 906 - CFO
EX-99(A) LETTER TO SHAREHOLDERS
EX-99(B) PROPOSED PLAN/NEW DIVIDEND POLICY

INTRODUCTION
Portions of the information included in The Progressive Corporation’s Proxy Statement to be filed on or about March 3, 2006, for the Annual Meeting of Shareholders to be held on April 21, 2006 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2005 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2006 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.
PART I
ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 70 subsidiaries and 1 mutual insurance company affiliate. Progressive’s insurance subsidiaries and affiliate provide personal automobile insurance and other specialty property-casualty insurance and related services throughout the United States. Our property-casualty insurance products protect our customers against collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries generally support our insurance and investment operations.
(b) Financial Information About Segments
Incorporated by reference from Note 9, Segment Information, beginning on page App.-A-19 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
(c) Narrative Description of Business
We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $14.0 billion in 2005, compared to $13.4 billion in 2004 and $11.9 billion in 2003. Our combined ratio, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was 88.1 in 2005, 85.1 in 2004 and 87.3 in 2003.
Organization
Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. Our organization enables us to meet varied local conditions under a cohesive set of policies and procedures designed to provide consistency and control. Our business is organized into four areas: Drive® Insurance from Progressive (our agency brand which includes both personal and commercial auto), Progressive DirectSM , Claims, and Sales and Service. Each business area has a Group President and a management team. We entered New Jersey during 2005 and now write auto insurance policies in 49 states (all but Massachusetts) and the District of Columbia. These 50 jurisdictions are organized into regions, depending on business area. The Drive business is organized into Drive Marketing and Drive Sales. In turn, each is organized into three geographical regions with General Managers. The Direct business is organized into three geographical regions, with a General Manager responsible for each region. The Claims business area has six General Managers responsible for one region each. Sales and Service (which includes Drive and Direct customer service, Direct sales and Claims loss reporting, among other services) is performed at locations in the following cities: Austin, Texas; Cleveland, Ohio; Colorado Springs, Colorado; Phoenix, Arizona; Sacramento, California; and Tampa, Florida.
Our executive management team sets policy and makes key strategic decisions and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer and

Chief Human Resource Officer, as well as our four Group Presidents (Drive, Direct, Claims, and Sales and Service). The Group Presidents are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who select either Drive or Direct insurance products, buying policies through the distribution channel of their choice.
Personal Lines
Our Personal Lines segment writes insurance for private passenger automobiles and recreation and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market or customer group. Personal Lines accounted for 87% of total net premiums written in 2005, compared to 88% for both 2004 and 2003. Our strategy is to become the low-cost provider of a full line of auto insurance products and related services, distributed through whichever channel the customer prefers.
We ranked third in industry market share for 2004 based on net premiums written, and we believe that we held this position for 2005. We compete with approximately 290 insurance companies/groups that each writes over $5 million of private passenger auto insurance premiums annually in the United States. The top 15 private passenger auto insurers comprised about 75% of this market. Our estimate of the 2005 industry net premiums written growth is 1.0%, based on actual written premium growth through the first nine months of the year. For 2005, the estimated industry net premiums written for personal auto insurance in the United States were $158.9 billion, and our share of this market was approximately 7.7%, compared to $157.3 billion and 7.5%, respectively, in 2004, and $151.0 billion and 7.0% in 2003. Except as otherwise noted, all industry data and our market share or ranking in the industry either were derived directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.
Private passenger automobile insurance is comprised of preferred, standard and nonstandard automobile risks and represented 92% of total Personal Lines net premiums written by Progressive in 2005 and 2004, compared to 93% in 2003. We actively participate in the market for each of these risks, with the objective of offering an accurate rate for every risk. Volume potential is driven by our price competitiveness, brand recognition and the actions of our competitors, among other factors. See “Competitive Factors” on page 5 of this report for further discussion.
Our specialty Personal Lines products include insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items. These specialty products represented the balance of our total Personal Lines net premiums written and are primarily distributed by independent agents and brokers. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market. Based on our review of the markets, we have determined that we have been the market share leader for personal watercraft insurance since 2002 and for the motorcycle product since 1998.
The Personal Lines business is generated either through the Drive channel or written directly by us through the Direct channel. The Drive channel includes business written by our network of more than 30,000 independent insurance agencies located throughout the United States, as well as brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with certain company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Drive channel also writes business through strategic alliance business relationships with other insurance companies, financial institutions, employers and national brokerage agencies. In 2005, the total net premiums written through the Drive channel represented 66% of our Personal Lines volume, compared to 68% in 2004 and 69% in 2003.

The Direct channel includes business written directly by us over the phone at 1-800-PROGRESSIVE and online at progressivedirect.com. Net premiums written in the Direct business were 34%, 32% and 31% of our Personal Lines volume in 2005, 2004 and 2003, respectively.
Commercial Auto Business
The Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented 13% of our total net premiums written in 2005, compared to 12% in 2004 and 11% in 2003. The majority of our Commercial Auto customers insure three or fewer vehicles. Although the Commercial Auto business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. Our Commercial Auto products are distributed primarily through our Drive brand in the independent agency channel. We compete on a nationwide basis with approximately 200 other companies/groups, each with over $5 million of Commercial Auto premiums written annually. Our Commercial Auto business ranked third in market share on a national basis in 2004 based on direct written premiums, and we estimate that we retained that position for 2005.
Other-Indemnity Businesses
Our other-indemnity businesses, which represented less than 1% of our 2005 and 2004 net premiums written, compared to 1% for 2003, include providing professional liability insurance to community banks, principally directors and officers liability insurance. We reinsure the majority of the risk on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program, sponsored by the American Bankers Association, insures over 1,600 banks, representing every state. In addition, our other-indemnity businesses include managing the wind-down of our lender’s collateral protection program, which we ceased writing in 2003, and other run-off businesses.
Service Businesses
Our service businesses include providing insurance-related services, primarily providing policy issuance and claims adjusting services in 25 states for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary markets. We process over 47% of the premiums in the CAIP market and compete with two other providers nationwide. As a service provider, we collect fee revenue that is earned on a pro rata basis over the term of the related policies. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations or cash flows. The service businesses represented less than 1% of our 2005, 2004 and 2003 revenues.
Claims
We manage our claims handling on a companywide basis through more than 460 claims offices located throughout the United States. In addition, we have in operation 26 centers, in 22 metropolitan areas nationwide, that provide concierge-level claims service. These facilities are designed to provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites and can pick up a rental vehicle. Our representatives will then write the estimate, select a qualified repair shop and inspect the vehicle once the repairs are complete. This service reforms the vehicle repair process, increases consumer satisfaction, increases our productivity and improves the cycle time and quality of repairs.
In 2004, we achieved the performance standards that had been established for the expansion of our concierge claims strategy and, as a result, have announced a significant expansion of this service and are currently researching, acquiring and constructing additional sites around the country. We expect to add about 30 sites in 2006, including 18 currently under construction. We have also expanded this concierge level of service by helping customers find and buy a replacement vehicle when their vehicle is deemed a total loss. This service is being tested in limited locations, but we expect expansion in 2006.

Competitive Factors
The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. We rely heavily on technology and extensive data gathering and analysis to segment markets and price accurately according to risk potential. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses and achieving operating efficiencies. Superior customer service, fair and accurate claims adjusting and strong brand recognition are also important factors in our competitive strategy.
State Insurance Licenses
Progressive’s insurance subsidiaries operate under licenses issued by various state insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. Our licenses govern the kinds of insurance coverages that may be written by our subsidiaries in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to the subsidiaries’ businesses are in good standing.
Insurance Regulation
Progressive’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Progressive’s insurance subsidiaries and affiliate are domiciled in the states of Arizona, Florida, Louisiana, Michigan, New Jersey, New York, Ohio, Texas and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium changes and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “use and file,” to “file and use,” to prior approval, to mandated rates.
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
Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Progressive is in the process of slowly increasing operating leverage through a higher ratio of net premiums written to surplus in our insurance subsidiaries where permitted. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves and the quality of the insurer’s assets), the annual net premiums that an insurer may write are generally limited to a specified multiple of the insurer’s total policyholders’ surplus (e.g., at year-end 2005, our premiums to surplus ratio was 3-to-1). Thus, the amount of an insurer’s surplus, in certain cases, may limit its ability to grow its business. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.
Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or non-renew policies. Certain states also prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit the cancellation or non-renewal of policies, or that subject program withdrawals to prior approval requirements, may restrict an insurer’s ability to exit unprofitable markets or businesses.
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
In a number of states, Progressive’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act (FCRA), and our data demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. Also, Congress recently mandated that the federal government conduct a disparate impact study of the use of credit. It is possible that Congress may enact further legislation affecting the use of credit in underwriting and rating following completion of that study.
In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of our subsidiaries’ automobile insurance business in those jurisdictions, and may limit the subsidiaries’ ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries’ ability to price automobile insurance adequately, or affecting the subsidiaries’ insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on the subsidiaries’ businesses cannot be predicted.

Statutory Accounting Principles
Our results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Primarily, under GAAP:
1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required under SAP.

2.	Premiums receivables are shown net of an allowance for doubtful accounts. Under SAP, premiums receivable over 90 days past due are non-admitted and charged directly against surplus. Certain other assets are included in the GAAP consolidated balance sheets, but are also non-admitted and charged directly against statutory surplus under SAP. These assets consist primarily of federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

3.	Amounts related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required under SAP.

4.	Fixed-maturity securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the credit quality of the specific security, as required under SAP. Equity securities are reported at quoted market values under GAAP, which may differ from the NAIC market values as required under SAP.

5.	Both current and deferred taxes are recognized in the income statement for GAAP, while deferred taxes are charged directly to surplus under SAP.
Investments
We employ a conservative approach to investment and capital management intended to ensure that we have sufficient capital to support all of the insurance premium that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a market value of $14.3 billion at December 31, 2005, compared to $13.1 billion at December 31, 2004. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield and other factors. Investment income, including net realized gains (losses) on securities, before expenses and taxes, was $498.8 million in 2005, compared to $563.7 million in 2004 and $478.0 million in 2003. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-26 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Employees
The number of employees, excluding temporary employees, at December 31, 2005, was 28,336.

Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves-“IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 28, 2005. The accompanying tables present an analysis of property-casualty losses and LAE.
The following table provides a reconciliation of beginning and ending estimated liability balances for 2005, 2004 and 2003 on a GAAP basis.
RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2005	2004	2003

Balance at January 1	$5,285.6	$4,576.3	$3,813.0
Less reinsurance recoverables on unpaid losses	337.1	229.9	180.9

Net balance at January 1	4,948.5	4,346.4	3,632.1

Incurred related to:
Current year	9,720.7	8,664.1	7,696.5
Prior years	(355.9)	(109.1)	(56.1)

Total incurred	9,364.8	8,555.0	7,640.4

Paid related to:
Current year	6,644.7	5,719.2	5,065.4
Prior years	2,355.5	2,233.7	1,860.7

Total paid	9,000.2	7,952.9	6,926.1

Net balance at December 31	5,313.1	4,948.5	4,346.4
Plus reinsurance recoverable on unpaid losses	347.2	337.1	229.9

Balance at December 31	$5,660.3	$5,285.6	$4,576.3

During 2005 and 2004, we experienced $355.9 million, $109.1 million and $56.1 million, respectively, of favorable loss reserve development. The favorable development during 2005 and 2004 was driven by actuarial adjustments, resulting from regularly scheduled actuarial reviews, as well as favorable “all other development” (e.g., claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates by claims representatives). The favorable “all other development” also reflected the continued recognition of lower severity for prior accident years than had been previously estimated. In addition to favorable claims development during 2003, we benefited from a change in our estimate of our future operating losses due to business assigned from the New York Automobile Insurance Plan. We conduct extensive reviews each month on portions of our business to help ensure that we are meeting our objective of having reserves that are adequate, with minimal variation.
In establishing loss reserves, we take into account the projected change in average severities of claims, which is caused by the anticipated effect of inflation and a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, inflation, policy provisions and general economic trends. These anticipated trends are monitored based on actual development and are modified if necessary.
We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(millions)
YEAR ENDED	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
LIABILITY FOR UNPAID LOSSES AND LAE — GROSS	$1,610.5	$1,800.6	$2,146.6	$2,188.6	$2,416.2	$2,986.4	$3,238.0	$3,813.0	$4,576.3	$5,285.6	$5,660.3

LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	296.1	267.7	279.1	242.8	216.0	201.1	168.3	180.9	229.9	337.1	347.2

LIABILITY FOR UNPAID LOSSES AND LAE — NET[1]	$1,314.4	$1,532.9	$1,867.5	$1,945.8	$2,200.2	$2,785.3	$3,069.7	$3,632.1	$4,346.4	$4,948.5	$5,313.1

PAID (CUMULATIVE) AS OF:

One year later	593.0	743.6	922.0	1,082.8	1,246.5	1,409.3	1,601.7	1,860.7	2,233.8	2,355.5
Two years later	838.9	1,034.5	1,289.6	1,487.9	1,738.5	2,047.2	2,290.7	2,688.9	3,148.1	—
Three years later	960.1	1,266.1	1,474.9	1,680.6	2,001.4	2,355.0	2,655.8	3,084.6	—	—
Four years later	1,057.1	1,351.1	1,554.1	1,785.7	2,126.4	2,514.6	2,821.0	—	—	—
Five years later	1,092.5	1,384.0	1,596.7	1,836.4	2,191.4	2,586.3	—	—	—	—
Six years later	1,106.3	1,399.9	1,618.2	1,865.3	2,225.5	—	—	—	—	—
Seven years later	1,112.3	1,408.9	1,630.4	1,883.4	—	—	—	—	—	—
Eight years later	1,117.6	1,414.1	1,642.9	—	—	—	—	—	—	—
Nine years later	1,120.9	1,417.9	—	—	—	—	—	—	—	—
Ten years later	1,123.5	—	—	—	—	—	—	—	—	—

LIABILITY RE-ESTIMATED AS OF:
One year later	1,208.6	1,429.6	1,683.3	1,916.0	2,276.0	2,686.3	3,073.2	3,576.0	4,237.3	4,592.6
Two years later	1,149.5	1,364.5	1,668.5	1,910.6	2,285.4	2,708.3	3,024.2	3,520.7	4,103.3	—
Three years later	1,118.6	1,432.3	1,673.1	1,917.3	2,277.7	2,671.2	2,988.7	3,459.2	—	—
Four years later	1,137.7	1,451.0	1,669.2	1,908.2	2,272.3	2,666.9	2,982.7	—	—	—
Five years later	1,153.3	1,445.1	1,664.7	1,919.0	2,277.5	2,678.5	—	—	—	—
Six years later	1,150.1	1,442.0	1,674.5	1,917.6	2,284.9	—	—	—	—	—
Seven years later	1,146.2	1,445.6	1,668.4	1,921.9	—	—	—	—	—	—
Eight years later	1,147.4	1,442.5	1,673.9	—	—	—	—	—	—	—
Nine years later	1,146.3	1,443.2	—	—	—	—	—	—	—	—
Ten years later	1,146.9	—	—	—	—	—	—	—	—	—

CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$167.5	$89.7	$193.6	$23.9	$(84.7)	$106.8	$87.0	$172.9	$243.1	$355.9

PERCENTAGE[2]	12.7	5.9	10.4	1.2	(3.8)	3.8	2.8	4.8	5.6	7.2

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE — GROSS	$1,395.1	$1,712.9	$1,933.8	$2,154.7	$2,499.5	$2,875.5	$3,167.1	$3,700.2	$4,411.2	$4,951.2

LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	248.2	269.7	259.9	232.8	214.6	197.0	184.4	241.0	307.9	358.6

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$1,146.9	$1,443.2	$1,673.9	$1,921.9	$2,284.9	$2,678.5	$2,982.7	$3,459.2	$4,103.3	$4,592.6

GROSS CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$215.4	$87.7	$212.8	$33.9	$(83.3)	$110.9	$70.9	$112.8	$165.1	$334.4

[1]	Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

[2]	Cumulative development ÷ liability for unpaid losses and LAE — Net.

The above table presents the development of balance sheet liabilities for losses and LAE from 1995 through 2004. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.
The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2005, our insurance subsidiaries had paid $1,417.9 million of the currently estimated $1,443.2 million of losses and LAE that had been incurred through the end of 1996; thus, an estimated $25.3 million of losses incurred through 1996 remain unpaid as of the current financial statement date.
The cumulative development represents the aggregate change in the estimates over all prior years. For example, the 1995 liability has developed favorably by $167.5 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 8 as the “prior years” contribution to incurred losses and LAE.
In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1998, but incurred in 1995, will be included in the cumulative development amount for years 1995, 1996 and 1997. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.
We experienced continually favorable reserve development from 1995 through 1998 primarily due to decreasing bodily injury severity. The reserves established as of the end of each year assumed the current accident year’s severity would increase over the prior accident year’s estimate. From 1995 continuously through the third quarter 1998, our bodily injury severity decreased each quarter when compared to the same quarter of the prior year. This period of decreasing severity for us was not only longer than that experienced by the industry, but also longer than at any time in our recent history. As the experience continued to be evaluated at later dates, the realization of the decreased severity resulted in favorable reserve development. Late in 1998, we started experiencing an increase in bodily injury severity. As a result, the reserve development for 1998 through 2001 has been much closer to our original estimate. Thereafter, we recognized lower severity than what we expected when reserves were originally set.
The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.
(d) Financial Information About Geographic Areas.
Progressive operates throughout the United States.
(e) Available Information.
Our Web site is located at progressive.com. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the Securities and Exchange Commission (“SEC”), including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to these reports, available free of charge via our Web site at progressive.com/investors. These reports are also available on the SEC’s Web site: sec.gov.

ITEM 1A. RISK FACTORS
Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into three broad categories in assessing how they may affect the ability to achieve our business objectives:
•	Operating Risks are those stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations.

•	Investing Risks are uncertainties relating to the performance and preservation of our investment portfolios. Unlike most other risks, the actual development of an investment risk factor (such as whether interest rates go down or up) may result in either an increase or decrease in the value of investments we hold.

•	Financing Risks generally relate to our ability to obtain capital, when necessary, to pay or otherwise perform our obligations, including obligations under any debt instruments issued, and to earn the cost of equity capital.
Although we have organized risks generally according to these categories in the discussion below, it should be noted that many of the risks have ramifications in more than one category. For example, although presented as an Operating Risk below, state regulation of insurance companies may also affect our investing and financing activities. Similarly, while setting insurance rates, setting loss reserves and adjusting claims are properly discussed as Operating Risks, errors in these disciplines may have an impact on the investing and financing areas as well. The categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters being discussed.
This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information publicly disseminated by us from time to time.
The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks or uncertainties develop into actual events, this could have a materially adverse effect on our business, financial condition or results of operations. In that case, the market price of our Common Shares could decline materially.
I. Operating Risks
We compete in the automobile insurance and other property-casualty markets, which are highly competitive.
We face vigorous competition from large, well-capitalized national companies and smaller regional insurers. Other large national and international insurance or financial services companies may also enter these markets in the future. Many of these companies may have greater financial, marketing and management resources than we have. In addition, competitors may offer consumers combinations of auto policies and other insurance products or financial services which we do not offer. We could be adversely affected by a loss of business to competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives.
From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our and/or our competitors’ then-current or historical modes of doing business. As such, our innovations may entail a degree of risk and may not ultimately achieve anticipated business goals. In addition, these initiatives may be subject to challenge by regulators or private litigants and may disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). If we are unable successfully to develop, plan and implement our strategic initiatives in these competitive, regulatory and legal environments, our business could be materially adversely affected.
Similarly, we undertake distinctive advertising campaigns and other efforts to improve brand recognition and generate growth. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, our business could be materially adversely affected.
The highly competitive nature of the markets in which we compete could also result in the failure of one or more major competitors. In the event of a failure of a major insurer, we could be adversely affected, as our company and other insurance companies may be required under state-mandated plans to absorb the losses of the failed insurer, and we could be faced with an unexpected surge in new business from the failed insurer’s former policyholders.
Our ability to attract, develop and retain talented employees, managers and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers. Our loss of certain key officers and employees or the failure to attract and develop talented new executives and managers could have a materially adverse effect on our business.
In addition, we must forecast the changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust our hiring programs and/or employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our ongoing and new business) in one or more business units or locations. In either such event, our financial results could be materially adversely affected.
We further believe that our success depends, in large part, on our ability to maintain and improve the staffing models and employee culture that it has developed over the years. Our ability to do so may be impaired as a result of litigation against us, legislation or regulations at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of our workers could be adversely affected, which could lead to an erosion of our operating performance and margins.
Progressive and its insurance subsidiaries are subject to a variety of complex federal and state laws and regulations.
Progressive’s insurance businesses operate in a highly regulated environment. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers. Our subsidiaries’ ability to comply with these laws and regulations at reasonable costs, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Certain states impose restrictions on or require prior regulatory approval of various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies (such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting and efforts to freeze, set or roll back insurance premium rates). Insurance laws and regulations may limit the insurance subsidiaries’ ability to underwrite and price risks accurately, prevent the subsidiaries from obtaining timely rate increases necessary to cover increased costs, restrict the subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets or prevent insurers from terminating policies under certain circumstances. In addition, compliance with insurance-related laws and regulations often results in increased administrative costs to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow our business in the applicable jurisdictions.

The failure to comply with these laws and regulations also could result in actions by regulators or other law enforcement officials, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, Progressive and its subsidiaries can face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.
During 2005, we received document and information requests from several state attorneys general and insurance regulators regarding ongoing investigations into the relationships between insurers and brokers and agents, allegations of bid-rigging by certain brokers and other related matters. For a discussion of our responses to these requests, see the “Financial Condition – Commitments and Contingencies” Section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, which is attached as Exhibit 13 to this Form 10-K.
New legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether any such laws will be enacted and how and to what extent such laws and regulations would affect our businesses.
State insurance regulation may create risks and uncertainties for the Progressive’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 5 of this report.
Lawsuits challenging our business practices, our competitors and other companies are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in a number of putative class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits include cases alleging damages as a result of the use of after-market parts; total loss evaluation methodology; the use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; and policy implementation and renewal procedures, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that our business practices or systems violate the patent, trademark or other intellectual property rights of third parties. Additional litigation may be filed against Progressive and/or its subsidiaries or disputes may arise in the future concerning these or other business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, the subsidiaries’ business operations.
Lawsuits against us often seek significant monetary damages. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business. Such litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or future lawsuits may have on our business, operations, profitability or financial condition. For further information on pending litigation, see Note 11, Litigation, beginning on page App.-A-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.
Our financial condition, cash flows and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. The role of the pricing function is to ensure that rates are adequate to generate sufficient premium to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit.
Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:
•	the availability of sufficient reliable data,

•	uncertainties inherent in estimates and assumptions, generally,

•	our ability to conduct a complete and accurate analysis of available data,

•	our ability to timely recognize changes in trend and to project both the severity and frequency of losses with reasonable accuracy,

•	our ability to project changes in certain operating expenses with reasonable certainty,

•	the development, selection and application of appropriate rating formulae or other pricing methodologies,

•	our ability to innovate with new pricing strategies, and the success of those innovations,

•	our ability to predict policyholder retention accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in our claim settlement practices,

•	changing driving patterns,

•	unexpected changes in the medical sector of the economy, and

•	unanticipated changes in auto repair costs, auto parts prices and used car prices.
The realization of such risks may result in our pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected.
Our financial performance may also be materially adversely affected by severe weather conditions or other catastrophic losses.
We continue to be exposed to the risk of severe weather conditions and other catastrophes, as shown by the active hurricane seasons in 2004 and 2005. Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots, hazardous material releases, medical epidemics, utility outages or interruptions of communications facilities. The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. In addition, our business could be further impaired if a significant portion of our business or systems were shut down by, or if we were unable to gain access to certain of our facilities as a result of, such an event. Most of our past catastrophe-related claims have resulted from severe storms. The incidence and severity of catastrophes are inherently unpredictable. When they occur with enough severity, our financial performance, cash flows and results of operations could be materially adversely affected.
Our success depends on our ability to establish accurate loss reserves and to adjust claims accurately.
Our financial statements include loss reserves, which represent our best estimate of the amounts that the subsidiaries will ultimately pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which can arise from a number of factors, including:
•	the availability of sufficient reliable data,

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends in multiple markets,

•	unexpected changes in medical and auto repair costs,

•	unanticipated changes in governing statutes and regulations,

•	new or changing interpretations of insurance policy provisions by courts,

•	inconsistent decisions in lawsuits regarding coverage and changing theories of liability,

•	ongoing changes in our claim settlement practices,

•	the accuracy of our estimates of the number or severity of claims that have been incurred but not reported as of the date of the financial statement,

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy of estimates of total loss and loss adjustment expenses as determined by our employees for different categories of claims.

As a result of these and other risks and uncertainties, ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on our results of operations, liquidity or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 8 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 28, 2005.
Likewise, we must accurately evaluate and pay claims that are made under our policies. Many factors can affect our ability to pay claims accurately, including the training and experience of our claims representatives, the claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and the success of our concierge-level claims services program. Our failure to pay claims accurately could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace and impair our brand image and, as a result, materially adversely affect our financial results, prospects and liquidity.
Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology and other business systems.
Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour call centers, processing new and renewal business, and processing and paying claims. A shut-down of or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. This could result in a materially adverse effect on our business results, prospects and liquidity.
A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential customer information is misappropriated from our computer systems. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer systems, these systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material, adverse effect on our business.
II. Investing Risks
The performance of our fixed-income and equity investment portfolios is subject to investment risks.
Our fixed-income portfolio is subject to a number of risks, including:
•	Interest rate risk – the risk of adverse changes in the value of fixed-income securities as a result of increases in the underlying market rates, which is the most significant risk to the fixed-income portfolio.

•	Credit risk – the risk that the value of certain investments may become impaired due to the deterioration in financial condition of one or more issuers of those instruments and, ultimately, the risk of permanent loss in the event of default by an issuer.

•	Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition of those issuers or the market value of their securities.

•	Prepayment or extension risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) – the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, adversely affecting the value of or income from such securities and the portfolio.

The common equity portfolio, which is managed to track the Russell 1000 index, is subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. Equity markets and individual securities may be subject to periods of high volatility. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline in the value of our common equity portfolio.
In addition, both the fixed-income and the common equity portfolios are subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments we hold and our ability to liquidate investments on favorable terms on short notice may be adversely affected if those markets are disrupted or otherwise affected by local, national or international events, such as power outages, system failures, wars or terrorist attacks, recessions or depressions, a significant change in inflation expectations, a significant devaluation of governmental or private sector credit, currencies or financial markets, or other factors or events.
If the fixed-income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance company’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements. If we at that time are unable to supplement the subsidiary’s capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected.
III. Financing Risks
Our insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repay indebtedness or make capital contributions to its other subsidiaries or affiliates.
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, repurchase its Common Shares, or make capital contributions to or otherwise fund its subsidiaries or affiliates. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:
•	State insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus.

•	Competitive pressures require our insurance subsidiaries to maintain financial strength ratings.

•	In certain jurisdictions, prior approval must be obtained from state regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the holding company.
Further information on state insurance laws and regulations which may limit the ability of our insurance subsidiaries to pay dividends can be found in Item 5(c), “Dividends,” on page 19 of this report.
Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts becomes insolvent or experiences other financial hardship.
Our business is dependent on the performance by third parties of their responsibilities under various contractual relationships, including without limitation, contracts for the acquisitions of goods and services (such as telecommunications and information technology equipment and support, and other services that are integral to our operations) and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies). If one or more of these parties were to default on the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product or service that is significant to our business, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial performance, cash flows or results of operations.

Our access to capital markets, our financing arrangements and our business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.
Our credit strength is evaluated and rated by various rating agencies, such as Standard & Poor’s and Moody’s Investors Service. In addition, the financial strength of our insurance subsidiaries is rated by A.M. Best. Progressive and its insurance subsidiaries currently enjoy favorable, stable ratings. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected). Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In either event, our financial performance could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.
ITEM 2. PROPERTIES
Our corporate headquarters are located on a 42-acre parcel in Mayfield Village, Ohio. We also own a 72-acre corporate office complex near the headquarters. Buildings on these two sites contain approximately 1.6 million square feet of office space.
We also own: seven other buildings in Cleveland, Ohio suburbs near the corporate office complexes; seven buildings in Tampa, Florida; three buildings in Colorado Springs, Colorado; and a building in each of the following cities: Albany, New York; Ft. Lauderdale, Florida; Plymouth Meeting, Pennsylvania; Tempe, Arizona; and Tigard, Oregon. Two of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 1.9 million square feet of office, warehouse and training facility space. These facilities are occupied by our business units or other supporting operations and are not segregated by industry segment.
The building in Tempe, Arizona is also partially used as a claims service center. In addition, we own 4 buildings and lease another 21 to provide concierge-level claims service at various locations throughout the United States. In total, these additional buildings contain approximately .4 million square feet. We also have 18 claims service centers currently under construction and are acquiring additional properties in various markets around the country as part of our announced expansion of the program.
We lease approximately 1.2 million square feet of office and warehouse space at various locations throughout the United States for our business units and corporate functions. In addition, we lease approximately 460 claims offices, consisting of approximately 3.4 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.
ITEM 3. LEGAL PROCEEDINGS
None. For a discussion of the litigation we currently face, see Note 11, Litigation, beginning on page App.-A-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in Part III of this Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information
Progressive’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.

					Dividends
Year	Quarter	High	Low	Close	Per Share

2005	1	$92.49	$81.38	$91.76	$.030
	2	100.88	87.50	98.81	.030
	3	107.30	93.70	104.77	.030
	4	124.90	103.02	116.78	.030

		$124.90	$81.38	$116.78	$.120

2004	1	$89.06	$80.68	$87.60	$.025
	2	91.97	81.30	85.30	.025
	3	85.60	73.10	84.75	.030
	4	97.29	83.01	84.84	.030

		$97.29	$73.10	$84.84	$.110

The closing price of our Common Shares on January 31, 2006 was $105.04.
(b) Holders
There were 3,895 shareholders of record on January 31, 2006.
(c) Dividends
See the table above for the frequency and amount of cash dividends paid on our Common Shares, $1.00 par value, for the last two years.
On February 26, 2006, Progressive’s Board of Directors approved a change in our dividend policy, which is expected to be implemented in 2007. This change is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-26 of the Annual Report, which is included as Exhibit 13 to this Form 10-K, and in the Letter to Shareholders, which is included in our 2005 Summary Annual Report and filed as Exhibit 99(A) in this Form 10-K. In addition, a Question and Answer document on the new dividend policy is filed as Exhibit 99(B) to this Form 10-K.
Consolidated statutory policyholders’ surplus was $4.7 billion at both December 31, 2005 and 2004, respectively. At December 31, 2005, $505.7 million of consolidated statutory policyholders’ surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $1.1 billion in 2006 without prior approval from regulatory authorities, provided the dividend payments are not within 12 months of previous dividends paid by the applicable subsidiary.
(d) Securities authorized for issuance under equity compensation plans
The following information is set forth with respect to our equity compensation plans at December 31, 2005.
EQUITY COMPENSATION PLAN INFORMATION

			Cumulative	Number of Securities
	Number of Securities	Weighted-Average	Number of	Remaining Available
	to be Issued upon	Exercise Price of	Securities	for Future Issuance
	Exercise of	Outstanding	Awarded as	Under Equity
Plan Category	Outstanding Options	Options	Restricted Stock	Compensation Plans

Equity compensation plans approved by security holders:
Employee Plans:
2003 Incentive Plan	—	—	1,183,546	3,816,454
1995 Incentive Plan[1]	4,681,480	$34.27	347,856	—
1989 Incentive Plan[1]	223,889	23.11	—	—

Subtotal Employee Plans	4,905,369	33.76	1,531,402	3,816,454

Director Plans:
2003 Directors Equity Incentive Plan	—	—	40,905	309,095
1998 Directors’ Stock Option Plan	170,277	36.12	—	406,956
1990 Directors’ Stock Option Plan[1]	48,000	21.06	—	—

Subtotal Director Plans	218,277	32.81	40,905	716,051

Equity compensation plans not approved by security holders:
None

Total	5,123,646	$33.72	1,572,307	4,532,505

[1]	This plan expired and no further awards may be made thereunder.
(e) Share Repurchases
ISSUER PURCHASES OF EQUITY SECURITIES

2005			Total Number of Shares Purchased	Maximum Number of Shares That
Calendar	Total Number of	Average Price	as Part of Publicly Announced	May Yet Be Purchased Under the
Month	Shares Purchased	Paid per Share	Plans or Programs[1]	Plans or Programs[1]

January	500,000	$83.46	5,313,729	9,686,271
February	420,205	87.33	5,733,934	9,266,066
March	982,800	89.56	6,716,734	8,283,266
April	907,900	90.55	7,624,634	7,375,366
May	756,800	94.62	8,381,434	6,618,566
June	675,100	98.71	9,056,534	5,943,466
July	552,581	98.72	9,609,115	5,390,885
August	215,000	96.73	9,824,115	5,175,885
September	87,300	99.32	9,911,415	5,088,585
October	—	—	9,911,415	5,088,585
November	—	—	9,911,415	5,088,585
December	100,000	118.92	10,011,415	4,988,585

Total	5,197,686	$92.89

[1]	In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares.

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. See Note 8, Employee Benefit Plans, “Incentive Compensation Plans,” beginning on page App.-A-17 of the Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted stock activity.
ITEM 6. SELECTED FINANCIAL DATA
(millions — except per share amounts)

	For the years ended December 31,
	2005	2004	2003	2002	2001

Total revenues	$14,303.4	$13,782.1	$11,892.0	$9,294.4	$7,488.2
Net income	1,393.9	1,648.7	1,255.4	667.3	411.4
Per share:[1]
Net income[2]	6.98	7.63	5.69	2.99	1.83
Dividends	.120	.110	.100	.096	.093
Total assets	18,898.6	17,184.3	16,281.5	13,564.4	11,122.4
Debt outstanding	1,284.9	1,284.3	1,489.8	1,489.0	1,095.7

[1]	All per share amounts were adjusted for the April 22, 2002, 3-for-1 stock split.

[2]	Presented on a diluted basis.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page App.-A-26 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the “Quantitative Market Risk Disclosures” section beginning on page App.-A-46 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Progressive, along with the related notes, supplementary data and report of the independent registered public accounting firm, are incorporated by reference from the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A. CONTROLS AND PROCEDURES
Progressive, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
The Chief Executive Officer and the Chief Financial Officer reviewed and evaluated Progressive’s disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Progressive’s disclosure controls and procedures are effectively serving the stated purposes as of the end of the period covered by this report.
Management’s Report on Internal Control over Financial Reporting is incorporated by reference from page App.-A-24 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
The independent registered public accounting firm’s Attestation Report on Management’s Assessment of Internal Control over Financial Reporting is incorporated by reference from page App-A-25 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
There has been no change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2006 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	50	President and Chief Executive Officer; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, prior to April 2004

W. Thomas Forrester	57	Vice President since June 2001; Chief Financial Officer; Treasurer prior to June 2001

Charles E. Jarrett	48	Vice President since June 2001; Secretary since February 2001; Chief Legal Officer

Thomas A. King	46	Vice President; Treasurer since April 2003; Investment Strategist from February 2001 to March 2003; Corporate Controller prior to February 2001

Jeffrey W. Basch	47	Vice President; Chief Accounting Officer

Alan R. Bauer	53	Direct Group President since January 2002; Internet Business Leader prior to January 2002

William M. Cody	43	Chief Investment Officer since February 2003; Portfolio Manager prior to February 2003

Susan Patricia Griffith	41	Chief Human Resource Officer since April 2002; Process Manager for Claims Central Services prior to April 2002

Brian J. Passell	49	Claims Group President since January 2002; Claims Business Leader prior to January 2002

Raymond M. Voelker	42	Chief Information Officer

Richard H. Watts	51	Sales and Service Group President since January 2002; Direct Business Leader prior to January 2002

Robert T. Williams	49	Drive (known as “Agency” prior to September 2004) Group President since January 2002; Agency Business Leader prior to January 2002

Audit Committee. Incorporated by reference from the “Audit Committee” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
Financial Expert. Incorporated by reference from the “Audit Committee Financial Expert” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
Shareholder-Proposed Candidate Procedures. There were no material changes to the Company’s shareholder-proposed candidate procedures during 2005. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
Section 16(a) Beneficial Ownership Reporting Compliance. On July 6, 2005, Mr. Charles A. Davis, a Director of Progressive, received a distribution from us of the cash equivalent of 366.0016 phantom stock units (which are valued on a 1-to-1 basis with Progressive’s Common Shares) pursuant to The Progressive Corporation Directors Deferral Plan. Also on July 6, 2005, Dr. Bernadine P. Healy, a Progressive Director, received a distribution from us of the cash equivalent of 154.8144 such phantom stock units pursuant to the same plan. Each of these transactions was reported late on a Form 4 filed on August 1, 2005, due to an administrative error on the part of the Company.
Code of Ethics. Progressive has a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other senior financial officers. This Code of Ethics is available, without charge, at: progressive.com/governance, or may be requested in print by writing to: The Progressive Corporation, Investor Relations, 6300 Wilson Mills Road, Box W33, Mayfield Village, Ohio 44143.
We intend to satisfy the disclosure requirements under Item 10 of Form 10-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on our Internet Web site at: progressive.com/governance.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information — Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements included in Progressive’s 2005 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — For the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Balance Sheets — December 31, 2005 and 2004

•	Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows — For the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
(a)(2) Listing of Financial Statement Schedules
The following financial statement schedules, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(c):
•	Schedule I — Summary of Investments — Other than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant

•	Schedule III — Supplementary Insurance Information

•	Schedule IV — Reinsurance

•	Schedule VI — Supplemental Information Concerning Property-Casualty Insurance Operations

•	Report of Independent Registered Public Accounting Firm

•	Consent of Independent Registered Public Accounting Firm

•	No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 38. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos.10(D) through 10(CC).
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2005
			Amount At Which
			Shown In The
	Cost	Market Value	Balance Sheet

Type of Investment
Available-for-sale
Fixed maturities:
United States government and government agencies and authorities	$2,249.0	$2,245.3	$2,245.3
States, municipalities and political subdivisions	3,637.7	3,635.9	3,635.9
Asset-backed securities	2,386.6	2,376.0	2,376.0
Public utilities	94.6	93.1	93.1
Foreign government obligations	30.3	30.3	30.3
Corporate and other debt securities	1,743.0	1,719.5	1,719.5
Redeemable preferred stock	119.5	121.8	121.8

Total fixed maturities	10,260.7	10,221.9	10,221.9

Equity securities:
Common stocks:
Public utilities	126.4	193.9	193.9
Banks, trusts and insurance companies	324.8	471.1	471.1
Industrial, miscellaneous and all other	972.2	1,393.9	1,393.9
Nonredeemable preferred stocks	1,217.0	1,220.3	1,220.3

Total equity securities	2,640.4	3,279.2	3,279.2

Short-term investments:
Auction rate municipal obligations	280.2	280.2	280.2
Auction rate preferred stocks	105.0	105.1	105.1
Other short-term investments	388.3	388.3	388.3

Total short-term investments	773.5	773.6	773.6

Total investments	$13,674.6	$14,274.7	$14,274.7

Progressive did not have any securities of any one issuer with an aggregate cost or market value exceeding 10% of total shareholders’ equity at December 31, 2005.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2005	2004	2003

Revenues
Dividends from subsidiaries*	$1,625.9	$2,123.8	$533.5
Intercompany investment income*	33.9	13.2	12.6
Gain on sale of consolidated subsidiary	—	—	1.7

	1,659.8	2,137.0	547.8

Expenses
Interest expense	85.6	86.1	98.9
Other operating costs and expenses	8.9	5.8	5.2

	94.5	91.9	104.1

Income before income taxes and other items below	1,565.3	2,045.1	443.7
Income tax benefit	(21.5)	(34.4)	(35.7)

Net income — parent company only	1,586.8	2,079.5	479.4
Net income (loss) of subsidiaries after current year dividend distributions	(192.9)	(430.8)	776.0

Net income — consolidated	$1,393.9	$1,648.7	$1,255.4

*	Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2005	2004

ASSETS
Investment in non-consolidated affiliates	$1.0	$.4
Investment in subsidiaries*	5,365.1	5,412.6
Receivable from subsidiary*	1,986.1	962.0
Intercompany receivable*	87.0	213.0
Income taxes	26.5	—
Other assets	61.1	49.9

TOTAL ASSETS	$7,526.8	$6,637.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$134.4	$108.2
Income taxes	—	90.0
Debt	1,284.9	1,284.3

Total liabilities	1,419.3	1,482.5

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0 shares; issued 213.1, and 213.2, including treasury shares of 15.8 and 12.8)	197.3	200.4
Paid-in capital	848.2	743.3
Unamortized restricted stock	(62.7)	(46.0)
Accumulated other comprehensive income:
Net unrealized gains on investment in equity securities of consolidated subsidiaries	390.1	435.1
Net unrealized gains on forecasted transactions	8.6	9.7
Retained earnings	4,726.0	3,812.9

Total shareholders’ equity	6,107.5	5,155.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,526.8	$6,637.9

*	Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,393.9	$1,648.7	$1,255.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of consolidated subsidiaries	(1,433.0)	(1,693.0)	(1,309.5)
Restricted stock amortization	1.1	1.1	.8
Gain on sale of consolidated subsidiary	—	—	(1.7)
Changes in:
Intercompany receivable or payable	126.0	(44.7)	(52.0)
Accounts payable and accrued expenses	18.0	2.9	20.2
Income taxes	(116.5)	28.6	(14.2)
Tax benefits from exercise of stock options	41.2	44.3	44.0
Other, net	(11.3)	(12.3)	(18.6)

Net cash provided by (used in) operating activities	19.4	(24.4)	(75.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(158.9)	(499.7)	(110.3)
Dividends received from consolidated subsidiaries	1,625.9	2,123.8	516.2
Proceeds from sale of consolidated subsidiary	—	—	8.2

Net cash provided by investing activities	1,467.0	1,624.1	414.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	44.2	51.7	50.0
Payment of debt	—	(200.0)	—
Received from (paid to) subsidiary	(1,024.1)	200.4	(50.0)
Dividends paid to shareholders	(23.7)	(23.3)	(21.7)
Acquisition of treasury shares	(482.8)	(1,628.5)	(316.8)

Net cash used in financing activities	(1,486.4)	(1,599.7)	(338.5)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements of The Progressive Corporation should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in Progressive’s 2005 Annual Report to Shareholders, which is included as Exhibit 13 to this Form 10-K.
STATEMENTS OF CASH FLOWS — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation paid income taxes of $767.0 million in 2005, and $709.0 million and $579.0 million in 2004 and 2003, respectively. Total interest paid was $85.0 million in 2005 and $91.6 million in 2004 and $98.9 million in 2003. Non-cash activity includes the liability for deferred restricted stock compensation and the contribution of restricted stock from The Progressive Corporation to its subsidiaries.
INCOME TAXES — The Progressive Corporation files a consolidated Federal income tax return with all subsidiaries. The Federal income taxes in the accompanying Condensed Balance Sheets represent amounts payable to the Internal Revenue Service by the Registrant as agent for the consolidated tax group. The Progressive Corporation and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable in the accompanying Condensed Balance Sheets.
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES — The Progressive Corporation, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2005	2004	2003

Changes in unrealized gains (losses):
Available-for-sale: fixed maturities	$(150.7)	$(122.4)	$(68.7)
equity securities	81.4	148.4	462.2
Deferred income taxes	24.3	(9.1)	(137.7)

	$(45.0)	$16.9	$255.8

DEBT — The information relating to debt is incorporated by reference from Note 4, Debt, beginning on page App.-A-14 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
OTHER MATTERS — The information relating to incentive compensation plans is incorporated by reference from Note 8, Employee Benefit Plans, “Incentive Compensation Plans” beginning on page App.-A-17 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		Future
		policy		Other
		benefits,		policy			Benefits,	Amortization
	Deferred	losses,		claims			claims,	of deferred
	policy	claims and		and		Net	losses and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue	income[1]	expenses	costs	expenses	written

Year ended December 31, 2005:
Personal Lines					$12,069.3		$8,310.3	$1,256.9	$1,168.8	$12,182.9
Commercial Auto					1,667.8		1,041.5	190.9	137.4	1,801.2
Other-indemnity					27.3		13.0	.4	6.0	23.5

Total	$444.8	$5,660.3	$4,335.1	$—	$13,764.4	$524.6	$9,364.8	$1,448.2	$1,312.2	$14,007.6

Year ended December 31, 2004:
Personal Lines					$11,611.9		$7,629.3	$1,241.8	$1,107.0	$11,735.8
Commercial Auto					1,524.1		909.9	173.4	119.4	1,616.6
Other-indemnity					33.9		15.8	2.8	12.2	25.7

Total	$432.2	$5,285.6	$4,108.0	$—	$13,169.9	$470.5	$8,555.0	$1,418.0	$1,238.6	$13,378.1

Year ended December 31, 2003:
Personal Lines					$10,051.0		$6,841.0	$1,098.3	$892.7	$10,502.8
Commercial Auto					1,226.7		768.9	140.7	102.9	1,357.7
Other-indemnity					63.3		30.5	10.1	14.5	52.9

Total	$412.3	$4,576.3	$3,894.7	$—	$11,341.0	$453.8	$7,640.4	$1,249.1	$1,010.1	$11,913.4

[1]	Progressive does not allocate assets, liabilities or investment income to operating segments.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other		Assumed
Year Ended:	Amount	Companies	Companies	Net Amount	to Net

December 31, 2005
Premiums earned:
Property and liability	$14,066.2	$301.8	$—	$13,764.4	—

December 31, 2004
Premiums earned:
Property and liability	$13,480.8	$310.9	$—	$13,169.9	—

December 31, 2003
Premiums earned:
Property and liability	$11,597.5	$256.5	$—	$11,341.0	—

SCHEDULE VI —SUPPLEMENTAL INFORMATION CONCERNING PROPERTY — CASUALTY INSURANCE OPERATIONS
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment		Paid Losses and Loss
	Expenses Incurred Related to		Adjustment Expenses
Year Ended	Current Year	Prior Years
December 31, 2005	$9,720.7	$(355.9)	$9,000.2

December 31, 2004	$8,664.1	$(109.1)	$7,952.9

December 31, 2003	$7,696.5	$(56.1)	$6,926.1

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 31, for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders
of The Progressive Corporation:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2006 appearing in the 2005 Annual Report to Shareholders of The Progressive Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 28, 2006

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
of The Progressive Corporation of our report dated February 28, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 28, 2006 relating to the financial statement schedules, which appears in this Form 10-K.
/s/ PRICEWATERHOUSECOOPERS LLP
Cleveland, Ohio
February 28, 2006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 28, 2006	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	February 28, 2006
/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	February 28, 2006
/s/ W. Thomas Forrester W. Thomas Forrester	Vice President and Chief Financial Officer	February 28, 2006
/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 28, 2006
* Stephen R. Hardis	Director	February 28, 2006
* Bernadine P. Healy, M.D.	Director	February 28, 2006
* Charles A. Davis	Director	February 28, 2006
* Jeffrey D. Kelly	Director	February 28, 2006
* Philip A. Laskawy	Director	February 28, 2006

* Norman S. Matthews	Director	February 28, 2006
* Patrick H. Nettles, Ph.D.	Director	February 28, 2006
* Donald B. Shackelford	Director	February 28, 2006
* Bradley T. Sheares, Ph.D.	Director	February 28, 2006

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	February 28, 2006

Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(3)(i)	3	(A)	Amended Articles of Incorporation, as amended, of The Progressive Corporation (“Progressive”)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(d) therein)

(3)(ii)	3	(B)	Code of Regulations of The Progressive Corporation (as amended April 15, 2005)	Quarterly Report on Form 10-Q (filed with SEC on May 9, 2005; Exhibit 3(A) therein)

(4)	4	(A)	Commercial Note: Demand Line of Credit with National City Bank dated December 13, 2005	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 4(A) therein)

(4)	4	(B)	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed with SEC on March 31, 1998; Exhibit 4.1 therein)

(4)	4	(C)	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 4(E) therein)

(4)	4	(D)	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (filed with SEC on March 15, 1996; Exhibit 4.2 therein)

(4)	4	(E)	Form of 7.30% Notes due 2006, issued in the aggregate principal amount of $100,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

(4)	4	(F)	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee, supplementing and amending the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(H) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(4)	4	(G)	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(I) therein)

(4)	4	(H)	Third Supplemental Indenture dated December 7, 2001 between Progressive and State Street Bank and Trust Company, as Trustee	Filed herewith

(4)	4	(I)	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

(4)	4	(J)	Fourth Supplemental Indenture dated November 21, 2002 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.6 therein)

(4)	4	(K)	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.7 therein)

(10)(ii)	10	(A)	Aircraft Management Agreement dated April 23, 1999, between Village Transport Corp. and ACME Operating Corporation	Filed herewith

(10)(ii)	10	(B)	Hangar Sharing Agreement dated as of June 1, 2002 between Progressive Casualty Insurance Company and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(B) therein)

(10)(ii)	10	(C)	Reimbursement Agreement dated December 23, 2002 between Village Transport Corp. and ACME Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(C) therein)

(10)(iii)	10	(D)	The Progressive Corporation 2004 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(F) therein)

(10)(iii)	10	(E)	The Progressive Corporation 2005 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(A) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10	(F)	The Progressive Corporation 2006 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(A) therein)

(10)(iii)	10	(G)	2004 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(H) therein)

(10)(iii)	10	(H)	2005 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(C) therein)

(10)(iii)	10	(I)	2006 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(C) therein)

(10)(iii)	10	(J)	The Progressive Corporation 1999 Executive Bonus Plan (as amended on January 31, 2003)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10	(K)	The Progressive Corporation 2004 Executive Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(J) therein)

(10)(iii)	10	(L)	The Progressive Corporation 2004 Information Technology Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(K) therein)

(10)(iii)	10	(M)	The Progressive Corporation 2005 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(B) therein)

(10)(iii)	10	(N)	The Progressive Corporation 2006 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(B) therein)

(10)(iii)	10	(O)	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(5) therein)

(10)(iii)	10	(P)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Filed herewith

(10)(iii)	10	(Q)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10	(R)	The Progressive Corporation 1995 Incentive Plan	Filed herewith

(10)(iii)	10	(S)	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(M) therein)

(10)(iii)	10	(T)	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Filed herewith

(10)(iii)	10	(U)	Form of The Progressive Corporation 1995 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 10(T) therein)

(10)(iii)	10	(V)	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10	(W)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10	(X)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(A) therein)

(10)(iii)	10	(Y)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(c) therein)

(10)(iii)	10	(Z)	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(B) therein)

(10)(iii)	10(AA)		The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10(AB)		Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(V) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(AC)	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2003)	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10(AD)	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(C) therein)

(10)(iii)	10(AE)	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(A) therein)

(10)(iii)	10(AF)	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Y) therein)

(10)(iii)	10(AG)	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Z) therein)

(10)(iii)	10(AH)	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on March 17, 2005; Exhibit 10(A) therein)

(10)(iii)	10(AI)	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(B) therein)

(10)(iii)	10(AJ)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(B) therein)

(10)(iii)	10(AK)	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AA) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(AL)	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 and thereafter)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(a) therein)

(10)(iii)	10(AM)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AC) therein)

(10)(iii)	10(AN)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(c) therein)

(10)(iii)	10(AO)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(C) therein)

(10)(iii)	10(AP)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AE) therein)

(10)(iii)	10(AQ)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(b) therein)

(10)(iii)	10(AR)	Form of The Progressive Corporation Executive Deferred Compensation Plan Revocation Election for Gainsharing Plan Participants (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(D) therein)

(10)(iii)	10(AS)	Form of The Progressive Corporation Executive Deferred Compensation Plan Revocation Election for Executive Bonus Plan Participants (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(E) therein)

(10)(iii)	10(AT)	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(25) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(AU)	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(26) therein)

(10)(iii)	10(AV)	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Filed herewith

(10)(iii)	10(AW)	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AH) therein)

(10)(iii)	10(AX)	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(A) therein)

(10)(iii)	10(AY)	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AI) therein)

(10)(iii)	10(AZ)	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2005 and thereafter)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(d) therein)

(10)(iii)	10(BA)	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Revocation Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(C) therein)

(10)(iii)	10(BB)	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(T) therein)

(10)(iii)	10(BC)	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(U) therein)

(10)(iii)	10(BD)	Director Compensation Schedule for 2003, 2004 and 2005	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 10(AW) therein)

(10)(iii)	10(BE)	Director Compensation Schedule for 2006	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(D) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(BF)	The Progressive Corporation Executive Separation Allowance Plan	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(I) therein)

(10)(iii)	10(BG)	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Filed herewith

(10)(iii)	10(BH)	Agreement dated May 16, 2001 between The Progressive Corporation and Glenn Renwick	Quarterly Report on Form 10-Q (filed with SEC on August 13, 2001; Exhibit 10(A) therein)

(10)(iii)	10(BI)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(A) therein)

(10)(iii)	10(BJ)	Amendment to Employment Agreement between The Progressive Corporation and W. Thomas Forrester	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(A) therein)

(10)(iii)	10(BK)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(B) therein)

(10)(iii)	10(BL)	Amendment to Employment Agreement between The Progressive Corporation and Brian J. Passell	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(B) therein)

(10)(iii)	10(BM)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(C) therein)

(10)(iii)	10(BN)	Amendment to Employment Agreement between The Progressive Corporation and Charles E. Jarrett	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(C) therein)

(10)(iii)	10(BO)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(D) therein)

(10)(iii)	10(BP)	Amendment to Employment Agreement between The Progressive Corporation and Glenn M. Renwick	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(D) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10(BQ)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Richard H. Watts	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(E) therein)

(10)(iii)	10(BR)	Amendment to Employment Agreement between The Progressive Corporation and Richard H. Watts	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(E) therein)

(10)(iii)	10(BS)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(F) therein)

(10)(iii)	10(BT)	Amendment to Employment Agreement between The Progressive Corporation and Raymond M. Voelker	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(F) therein)

(10)(iii)	10(BU)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(G) therein)

(10)(iii)	10(BV)	Amendment to Employment Agreement between The Progressive Corporation and Robert T. Williams	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(G) therein)

(10)(iii)	10(BW)	Employment Agreement dated August 24, 2001 between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (filed with SEC on November 5, 2001; Exhibit 10(H) therein)

(10)(iii)	10(BX)	Amendment to Employment Agreement between The Progressive Corporation and Alan R. Bauer	Quarterly Report on Form 10-Q (filed with SEC on August 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10(BY)	Employment Agreement dated April 21, 2003 between The Progressive Corporation and S. Patricia Griffith	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(I) therein)

(10)(iii)	10(BZ)	Employment Agreement dated April 21, 2003 between The Progressive Corporation and William M. Cody	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(J) therein)

(10)(iii)	10(CA)	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance – Based Restricted Stock Deferral Agreement (for 2006)	Filed herewith

(10)(iii)	10(CB)	Form of The Progressive Corporation Executive Deferred Compensation Plan Time – Based Restricted Stock Deferral Agreement (for 2006)	Filed herewith

(10)(iii)	10(CC)	Form of The Progressive Corporation’s Directors Deferral Plan Agreement	Filed herewith

(11)	11	Computation of Earnings Per Share	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit			If Incorporated by Reference, Documents with
Item 601	No.		Description of Exhibit	Which Exhibit was Previously Filed with SEC
(13)	13		The Progressive Corporation 2005 Annual Report to Shareholders	Filed herewith

(21)	21		Subsidiaries of The Progressive Corporation	Filed herewith

(23)	23		Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 35 of this Annual Report on Form 10-K

(24)	24		Powers of Attorney	Filed herewith

(31)	31	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32	(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(99)	99	(A)	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith

(99)	99	(B)	Questions and Answers about New Dividend Policy to be Implemented in 2007	Filed herewith
No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.