Form 10-Q
period 2006-03-31
PROGRESSIVE CORP/OH/
filed 2006-05-04
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Common Shares, $1.00 par value: 195,623,623 outstanding at April 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-3(A) Amended Articles of Incorporation
EX-10(A) Amendment to the 2006 Gainsharing Plan
EX-10(B) Agreement Dated April 7, 2006
EX-12 Computation of Earnings
EX-31(A) Certification of CEO
EX-31(B) Certification of CFO
EX-32(A) Certification of CEO Per Section 906
EX-32(B) Certification of CFO Per Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three Months Ended March 31,	2006	2005	% Change
(millions - except per share amounts)
Revenues
Net premiums earned	$3,500.5	$3,350.0	4
Investment income	151.5	120.4	26
Net realized gains on securities	.5	10.2	(95)
Service revenues	8.4	11.2	(25)

Total revenues	3,660.9	3,491.8	5

Expenses
Losses and loss adjustment expenses	2,282.8	2,168.6	5
Policy acquisition costs	362.1	356.1	2
Other underwriting expenses	338.7	323.4	5
Investment expenses	2.5	2.8	(11)
Service expenses	6.8	5.4	26
Interest expense	20.5	20.8	(1)

Total expenses	3,013.4	2,877.1	5

Net Income
Income before income taxes	647.5	614.7	5
Provision for income taxes	210.9	202.0	4

Net income	$436.6	$412.7	6

Computation of Earnings Per Share
Basic:
Average shares outstanding	195.3	199.0	(2)

Per share	$2.24	$2.07	8

Diluted:
Average shares outstanding	195.3	199.0	(2)
Net effect of dilutive stock-based compensation	2.6	2.9	(10)

Total equivalent shares	197.9	201.9	(2)

Per share	$2.21	$2.04	8

Dividends per Share	$.030	$.030	—

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
	2006	2005	2005
(millions)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $10,513.3, $9,548.0 and $10,260.7)	$10,368.0	$9,505.5	$10,221.9
Equity securities:
Preferred stocks (cost: $1,305.5, $952.0 and $1,217.0)	1,304.6	957.7	1,220.3
Common equities (cost: $1,429.2, $1,400.2 and $1,423.4)	2,140.3	1,898.9	2,058.9
Short-term investments (amortized cost: $708.2, $1,042.3 and $773.5)	708.5	1,042.8	773.6

Total investments	14,521.4	13,404.9	14,274.7
Cash	10.6	16.8	5.6
Accrued investment income	135.7	100.4	133.1
Premiums receivable, net of allowance for doubtful accounts of $103.8, $76.8 and $116.3	2,639.7	2,469.2	2,500.7
Reinsurance recoverables, including $55.2, $53.7 and $58.5 on paid losses	400.2	391.7	405.7
Prepaid reinsurance premiums	100.5	121.3	103.7
Deferred acquisition costs	461.5	450.6	444.8
Income taxes	—	—	138.3
Property and equipment, net of accumulated depreciation of $569.7, $584.0 and $562.0	822.5	660.9	758.7
Other assets	166.1	107.4	133.3

Total assets	$19,258.2	$17,723.2	$18,898.6

Liabilities and Shareholders’ Equity
Unearned premiums	$4,508.1	$4,364.3	$4,335.1
Loss and loss adjustment expense reserves	5,632.0	5,348.3	5,660.3
Accounts payable, accrued expenses and other liabilities	1,468.9	1,385.9	1,510.8
Income taxes	48.3	45.4	—
Debt[1]	1,285.0	1,284.5	1,284.9

Total liabilities	12,942.3	12,428.4	12,791.1

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0[2]; issued 213.1, 213.2 and 213.1, including treasury shares of 17.2, 13.6 and 15.8)	195.9	199.6	197.3
Paid-in capital	906.0	805.8	848.2
Unamortized restricted stock	(99.5)	(82.0)	(62.7)
Accumulated other comprehensive income:
Net unrealized gains on securities	367.4	300.6	390.1
Net unrealized gains on forecasted transactions	8.3	9.4	8.6
Retained earnings	4,937.8	4,061.4	4,726.0

Total shareholders’ equity	6,315.9	5,294.8	6,107.5

Total liabilities and shareholders’ equity	$19,258.2	$17,723.2	$18,898.6

[1]	Includes current and non-current debt. See Note 4 — Debt.

[2]	On April 21, 2006, the shareholders of The Progressive Corporation approved a proposal to amend Progressive’s Amended Articles of Incorporation to increase the number of authorized Common Shares from 600.0 million to 900.0 million.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2006	2005
(millions)
Cash Flows From Operating Activities
Net income	$436.6	$412.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24.2	22.2
Amortization of fixed maturities	52.3	42.0
Amortization of stock-based compensation	4.8	6.7
Net realized gains on securities	(.5)	(10.2)
Changes in:
Unearned premiums	173.0	256.3
Loss and loss adjustment expense reserves	(28.3)	62.7
Accounts payable, accrued expenses and other liabilities	24.7	(13.3)
Prepaid reinsurance premiums	3.2	(1.5)
Reinsurance recoverables	5.5	(10.1)
Premiums receivable	(139.0)	(182.0)
Deferred acquisition costs	(16.7)	(18.4)
Income taxes	198.8	91.9
Tax benefit from exercise/vesting of stock-based compensation	—	13.2
Other, net	(34.9)	(13.7)

Net cash provided by operating activities	703.7	658.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(1,325.8)	(1,757.6)
Equity securities	(240.3)	(409.4)
Short-term investments — auction rate securities	(616.4)	(2,425.4)
Sales:
Fixed maturities	813.7	1,094.1
Equity securities	42.7	53.6
Short-term investments — auction rate securities	907.3	2,639.3
Maturities, paydowns, calls and other:
Fixed maturities	203.3	123.3
Equity securities	107.4	—
Net (purchases) sales of short-term investments — other	(225.3)	120.4
Net unsettled security transactions	(62.7)	73.3
Purchases of property and equipment	(88.0)	(16.6)

Net cash used in investing activities	(484.1)	(505.0)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	11.0	15.7
Tax benefit from exercise/vesting of stock-based compensation	11.5	—
Dividends paid to shareholders	(5.8)	(6.0)
Acquisition of treasury shares	(231.3)	(166.4)

Net cash used in financing activities	(214.6)	(156.7)

Increase (decrease) in cash	5.0	(3.2)
Cash, January 1	5.6	20.0

Cash, March 31	$10.6	$16.8

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results expected for the full year.
Note 2 Stock-Based Compensation — As of January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004)(SFAS 123(R)), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.
We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. As a result, our consolidated financial statements for the three months ended March 31, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123(R).
Pursuant to the modified prospective application, we are required to expense the fair value at the grant date of our unvested outstanding stock options. No stock options have been granted after December 31, 2002. We will not incur any additional expense relating to currently outstanding stock options in years subsequent to 2006, since the final vesting date of stock options previously granted will be January 1, 2007. Beginning in 2003, we began issuing restricted stock awards as our form of equity compensation to key members of management and non-employee directors in lieu of stock options; we do not intend to issue additional stock options. Compensation expense for restricted stock awards is recognized over the respective vesting periods. The current year expense for restricted stock is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.
For the three months ended March 31, 2006, the pre-tax expense of our stock-based compensation was $4.8 million (tax benefit of $1.7 million), of which $.3 million related to our unvested outstanding stock options. We used the modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The following table shows the effects on net income and earnings per share had the fair value method been applied to all outstanding and unvested stock option awards for the three months ended March 31:

(millions, except per share amounts)	2005
Net income, as reported	$412.7
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(.6)

Net income, pro forma	$412.1

Earnings per share
Basic — as reported	$2.07
Basic — pro forma	2.07

Diluted — as reported	$2.04
Diluted — pro forma	2.04
In addition, in conjunction with the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent effect on the paid-in capital pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123(R).
As highlighted above, the adoption of SFAS 123(R) had minimal effect on us. Under SFAS 123(R), we also began recording an estimate for expected forfeitures of restricted stock based on our historical forfeiture rates. Prior to adoption, we accounted for forfeitures as they occurred as permitted under previous accounting standards. In addition, we shortened the vesting period of our stock-based awards based on the “qualified retirement dates” as defined in our incentive compensation plans. The cumulative effect of adopting these changes was not material to our financial statements for the quarter ended March 31, 2006.
Stock-Based Incentive Compensation Plans The stock-based incentive compensation plans include time-based and performance-based restricted stock awards granted to key members of management and the non-employee directors and, prior to 2003, we granted non-qualified stock options as stock-based incentive compensation (see below).
Our 2003 Incentive Plan, which provides for the granting of stock-based awards, including restricted stock awards, to our key employees, has 5.0 million shares authorized. Our 1995 Incentive Plan and 1989 Incentive Plan have expired; however, awards made under those plans prior to the plan’s expiration are still in effect.
Beginning in 2003, we began issuing restricted stock awards in lieu of stock options. The restricted stock awards are issued as either time-based or performance-based awards. The time-based awards vest in equal installments upon the lapse of a period of time, typically over three, four and five year periods. The vesting period (i.e., requisite service period) must be a minimum of six months and one day. The performance-based awards vest upon the achievement of predetermined performance criteria. The performance-based awards are granted to approximately 50 executives and senior managers in addition to their time-based awards to provide additional compensation for achieving profitability and growth targets. The restricted stock awards are expensed pro rata over their respective vesting periods based on the market value of the awards at the time of grant. For restricted stock awards granted in 2003 and 2004, which were deferred pursuant to our deferred compensation plan, we record expense on a pro rata basis based on the current market value of Common Shares at the end of the reporting period.
Prior to 2003, we issued nonqualified stock options, which were granted for periods up to ten years, become exercisable at various dates not earlier than six months after the date of grant, and remain exercisable for specified periods thereafter. All options granted had an exercise price equal to the market value of the Common Shares on the date of grant and, under the then applicable accounting guidance, no compensation expense was recorded. Pursuant to the adoption of SFAS 123(R), on January 1, 2006, we began expensing the remaining unvested stock option awards. All option exercises are settled in Common Shares from either existing treasury shares or newly issued shares of Progressive.
A summary of all employee restricted stock activity during the period indicated follows:

	Three Months Ended
	March 31, 2006
		Weighted
		Average
	Number of	Grant Date
Nonvested restricted stock outstanding	Shares	Fair Value
Beginning of period	1,360,747	$80.83
Add (deduct):
Granted	440,599	106.25
Vested	(139,182)	66.03
Forfeited	(21,974)	81.84

End of period	1,640,190	$88.90

There were 109,128 non-deferred restricted stock awards which vested during the three months ended March 31, 2006. The pretax intrinsic value on these non-deferred awards, based on the average of the high and low stock price the day prior to vesting, was $5.6 million. There was no intrinsic value on the 30,054 deferred restricted stock awards that vested during the period since, as previously discussed, these awards are expensed based on the current market value at each reporting period.
A summary of all employee stock option activity during the period indicated follows:

	Three Months Ended
	March 31, 2006
		Weighted
		Average
	Number of	Grant Date
Nonvested stock options outstanding	Shares	Fair Value
Beginning of period	1,058,055	$19.05
Add (deduct):
Vested	(763,338)	17.42
Forfeited	(8,231)	23.25

End of period	286,486	$23.27

	Three Months Ended
	March 31, 2006
		Weighted
	Number of	Average
Options outstanding	Shares	Exercise Price
Beginning of period	4,905,369	$33.76
Add (deduct):
Exercised	(332,608)	32.22
Forfeited	(8,231)	52.15

End of year	4,564,530	$33.84

Exercisable, end of period	4,278,044	$32.61

Available, end of period	3,378,579

The total pretax intrinsic value of options exercised during the three months ended March 31, 2006, was $25.5 million, based on the market price of our Common Shares at the time of exercise.
During the three months ended March 31, 2006, we recognized $4.8 million, or $3.1 million after taxes, of compensation expense related to our outstanding unvested restricted stock and stock option awards. At March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $100.5 million. This compensation expense will be recognized into income over the weighted-average period of 2.73 years.
The following employee stock options were outstanding or exercisable as of March 31, 2006:

		Weighted	Aggregate	Weighted Average
	Number of	Average	Intrinsic Value	Remaining
	Shares	Exercise Price	(in millions)	Contractual Life
Options outstanding	4,564,530	$33.84	$321.4	3.87 years
Options exercisable	4,278,044	$32.61	$306.5	3.75 years
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $104.26 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. All of the exercisable options at March 31, 2006, were “in-the-money.”
See “Item 5-Other Information” in Part II of this Form 10-Q for details regarding the restricted stock awards granted during the first quarter 2006.
Note 3 Supplemental Cash Flow Information — We did not make any income tax payments during the first quarter 2006, compared to $99.0 million paid during the first quarter 2005. Total interest paid was $21.1 million for both the three months ended March 31, 2006 and 2005. Non-cash activity includes the liability for deferred restricted stock compensation and the changes in net unrealized gains (losses) on investment securities.

Note 4 Debt — Debt at March 31 consisted of:

	2006		2005
	Carrying	Market	Carrying	Market
(millions)	Value	Value	Value	Value
7.30% Notes due 2006	$100.0	$100.3	$99.9	$103.6
6.375% Senior Notes due 2012	348.0	364.0	347.8	376.7
7% Notes due 2013	149.0	162.5	148.9	168.3
6 5/8% Senior Notes due 2029	294.3	317.3	294.2	328.0
6.25% Senior Notes due 2032	393.7	401.6	393.7	423.5

	$1,285.0	$1,345.7	$1,284.5	$1,400.1

Note 5 Comprehensive Income — Total comprehensive income was $413.6 million and $277.9 million for the quarters ended March 31, 2006 and 2005, respectively.
Note 6 Dividends — On March 31, 2006, we paid a quarterly dividend of $.03 per Common Share to shareholders of record as of the close of business on March 10, 2006. The Board of Directors declared the dividend on February 4, 2006.
On April 21, 2006, the Board of Directors declared a quarterly dividend of $.03 per Common Share ($.0075 per share after giving effect to the 4-for-1 stock split; see Note 9-Subsequent Event below for further discussion). The dividend is payable June 30, 2006, to shareholders of record as of the close of business on June 9, 2006.
Note 7 Segment Information — Our Personal Lines business units write insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses. Our other-indemnity businesses primarily include writing professional liability insurance for community banks and managing our run-off businesses. Our service businesses include providing insurance-related services, primarily providing policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.
Following are the operating results for the three months ended March 31:

	2006		2005
		Pretax
		Profit		Pretax
(millions)	Revenues	(Loss)	Revenues	Profit (Loss)
Personal Lines
Drive	$1,984.0	$278.9	$1,975.4	$279.8
Direct	1,067.0	153.4	972.6	132.2

Total Personal Lines[1]	3,051.0	432.3	2,948.0	412.0
Commercial Auto	442.8	82.1	395.2	84.5
Other-indemnity	6.7	2.5	6.8	5.4

Total underwriting operations	3,500.5	516.9	3,350.0	501.9
Service businesses	8.4	1.6	11.2	5.8
Investments[2]	152.0	149.5	130.6	127.8
Interest expense	—	(20.5)	—	(20.8)

	$3,660.9	$647.5	$3,491.8	$614.7

[1]	Personal automobile insurance accounted for 92% and 93% of the total Personal Lines segment net premiums earned in the first quarters of 2006 and 2005, respectively.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percent of net premiums earned (i.e., revenues). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the three months ended March 31:

	2006		2005
	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio
Personal Lines
Drive	14.1%	85.9	14.2%	85.8
Direct	14.4	85.6	13.6	86.4
Total Personal Lines	14.2	85.8	14.0	86.0
Commercial Auto	18.5	81.5	21.4	78.6
Other–indemnity[1]	NM	NM	NM	NM
Total underwriting operations	14.8	85.2	15.0	85.0

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
Note 8 Litigation — One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.
In addition, various Progressive entities are named as a defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our total loss evaluation methodology or handling, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of preferred provider rates for payment of personal injury protection claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, policy implementation and renewal procedures and cases challenging other aspects of our claims and marketing practices and business operations.
We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations where appropriate. In accordance with accounting principles generally accepted in the United States (GAAP), we have established accruals for lawsuits as to which we have determined that it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. Pursuant to GAAP, we have not established reserves for those lawsuits where the loss is not probable and/or we are currently unable to estimate the potential exposure. If any one or more of these lawsuits results in a judgment against or settlement by us in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on our financial condition, cash flows and results of operations.
For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Note 9 Subsequent Event — On April 21, 2006, the Board of Directors of The Progressive Corporation, approved a 4-for-1 stock split of Progressive’s Common Shares, $1.00 par value, to be effected in the form of a stock dividend. In connection with the transaction, three additional Common Shares will be issued on May 18, 2006, for each Common Share held by shareholders of record as of the close of business on May 8, 2006; we will not split our treasury shares. The purpose of the stock split is to increase the supply of Progressive’s Common Shares and to improve the liquidity of the stock.
Shares outstanding and per share amounts have not been restated in the accompanying financial statements and notes to the consolidated financial statements to reflect this split since the stock split is not effective until May 18, 2006. Information on a pro forma basis, reflecting the effect of this split for the three months ending March 31, is as follows:

(millions - except per share amounts)	2006	2005
Net income	$436.6	$412.7
Computation of Earnings Per Share
Basic:
Average shares outstanding	781.2	796.0

Per share	$.56	$.52

Diluted:
Average shares outstanding	781.2	796.0
Net effect of dilutive stock-based compensation	10.5	11.7

Total equivalent shares	791.7	807.7

Per share	$.55	$.51

On April 21, 2006, the Board also approved an increase to the number of Common Shares available for repurchase under the April 2003 Board authorization to adjust for the 4-for-1 stock split. In addition, the Board set a new authorization to repurchase 60 million Common Shares (on a post-split basis) to be used in addition to, and after completion of, the remaining repurchases available under the April 2003, split-adjusted authorization.
Note 10 Reclassifications — Certain amounts in the Consolidated Statements of Cash Flows (i.e., short-term investments) were reclassified for 2005 to comply with the presentation requirements under SFAS 95, “Statement of Cash Flows,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
For the first quarter 2006, The Progressive Corporation’s insurance subsidiaries generated strong profitability and experienced slower growth. On a companywide basis, our combined ratio was 85.2 for the quarter, and net premiums written increased 2% over the same period last year. For the first quarter 2006, net income was $436.6 million, or $2.21 per share.
Current market conditions, where rates are stable or decreasing, continue to influence our growth rates. Premium growth can be explained by some combination of new business applications, premium per policy and retention. During the first quarter 2006, new business applications were down 8% in our Personal Lines businesses, but up 10% in Commercial Auto. The industry is continuing to experience “soft market” conditions as explained in the Results of Operations section. The decrease in new personal auto applications was the most significant contributor to lower growth rates during the quarter. The increase in renewal applications remained relatively strong during the first quarter 2006, as compared to the same period last year. In addition, premium per policy was down on both new and renewal business compared to prior year levels. Policy life expectancy, which is one measure of retention, lengthened since the end of 2005, but is down as compared to the first quarter last year in most of our Direct auto and Commercial Auto tiers, and up for Drive auto. Companywide policies in force grew 7%. We continue to believe our market response is the best balanced course of action for us and that we are on track in executing our strategic agenda, as discussed in the 2005 Annual Report to Shareholders.
Profitability remains very strong for each reporting segment. On a companywide basis, the combined ratio is very comparable to the first quarter 2005, although we had expected our loss cost trends to begin pushing our underwriting margins closer to our long-term goal of a calendar year 96 combined ratio. We are continuing to experience reduced accident frequency trends that have characterized the auto insurance industry for some time. Severity trends, while increasing, were unremarkable for the quarter. Our strong underwriting margins in the first quarter also benefited from 3.0 points of favorable reserve development. This favorable development reflects both actuarial adjustments, as well as other favorable development (e.g., claims settling for less than reserved).
During the quarter, we expanded our coverage in the New Jersey personal lines market by offering our motorcycle and specialized boat insurance through both the Drive and Direct channels.
We have made no substantial changes in the allocation of our investment portfolio during the quarter. Our investment portfolio produced a fully taxable equivalent total return of 1.0%, with positive total returns for the quarter in both fixed-income securities and common stocks. We continued to keep our credit quality high and exposure to interest rate risk low. At March 31, 2006, the fixed-income portfolio duration was 3.1 years with a weighted average credit quality of AA.
FINANCIAL CONDITION
Capital Resources and Liquidity
Progressive has substantial capital resources, and we believe we have sufficient borrowing capacity and other capital resources to support current and anticipated growth and satisfy scheduled debt and interest payments. During the second quarter 2006, $100 million of our 7.30% Notes will mature; we will use operating cash flows to fund this obligation. Our existing debt covenants do not include any rating or credit triggers.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2006, operations generated a positive cash flow of $703.7 million.

During the first quarter 2006, we repurchased 2.2 million Common Shares at a total cost of $231.3 million (average cost of $105.97 per share), bringing the total remaining shares authorized for repurchase under the April 2003 Board resolution to 2,806,288 (on a pre-split basis; see discussion below) at March 31, 2006.
On April 21, 2006, the Board of Directors approved a 4-for-1 stock split payable in the form of a stock dividend on May 18, 2006; we will not split our treasury shares in conjunction with the stock split. In addition, the Board approved an increase to the number of Common Shares available for repurchase under the April 2003 Board authorization to adjust for the 4-for-1 stock split. The Board also set a new authorization to repurchase 60 million Common Shares (on a post-split basis) to be used in addition to, and after completion of, the remaining repurchases available under the April 2003, split-adjusted authorization.
In February 2006, the Board of Directors approved a plan to replace our current dividend policy in 2007 with an annual variable dividend, based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor, referred to as the “Gainshare factor.” The Gainshare factor, which is based on premium growth and profitability, can range from zero to two. For example, through the first quarter 2006, based on year-to-date results, the Gainshare factor was 1.54. Since the final factor will be determined based on our results for the full year (beginning in 2007), the factor for any interim period may not be representative of what the final factor will be. The new variable dividend policy will not go into effect until 2007 with the first payout expected in early 2008. Throughout 2006, we will continue with our current quarterly dividend policy.
Commitments and Contingencies
We are currently constructing a data center, printing center and related facilities in Colorado Springs, Colorado, at an estimated total cost of $65.9 million. Construction on these facilities is expected to be completed in 2006 and they are scheduled to become operational in 2007. During 2006, we acquired additional land for future development to support our corporate operations in Colorado Springs, Colorado and Mayfield Village, Ohio near our current corporate facilities, at a total cost of $16.2 million. In 2007, we expect to begin a multi-year project to construct two buildings, two parking garages and associated facilities in Mayfield Village at a currently estimated construction cost of $150 million. All such projects, including the additional service centers discussed below, are, or will be, funded through operating cash flows.
As of March 31, 2006, we have a total of 29 centers that are available to provide concierge-level claims service, including 3 centers completed during the first quarter. We previously announced a significant expansion of this service and are currently researching, acquiring and constructing additional sites around the country. We expect to open 26 new service centers during the remainder of 2006.
Off-Balance-Sheet Arrangements
Except for the open investment funding commitment and operating leases and service agreements discussed in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2005, we do not have any off-balance-sheet leverage.
Contractual Obligations
During the first quarter 2006, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS
Underwriting Operations
Growth

Growth
2006 vs. 2005
First Quarter
Direct premiums written	2%
Net premiums written	2%
Net premiums earned	4%
Policies in force	7%
Companywide net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are being earned as revenue using a daily earnings convention.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The decline in new business applications is the most significant contributor to the flattening growth rates we experienced in the first three months of 2006. For the first quarter 2006, new business applications decreased 8% in our Personal Lines businesses, compared to an increase of 7% for the first quarter 2005, reflecting “softer” market conditions. Although both channels saw less new auto business, the effect was greater in the Drive business. The strong profitability in the personal auto market over the last several years has resulted in increased competition, as evidenced by rate cutting by competitors and other non-price actions, such as increased advertising, relaxed underwriting standards and higher commission payments to agents and brokers. Solid increases in our renewal business helped contribute to the 6% and 12% increase in Personal Lines policies in force in the first quarter 2006 and 2005, respectively. In our Commercial Auto business, for the first quarter 2006 and 2005, new applications increased 10% and 3%, respectively, while policies in force grew 11% and 14%.
We filed 63 auto rate revisions in various states in the first three months of 2006. The overall effect of these revisions was that rates remained relatively flat. These rate changes, coupled with shifts in the mix of our personal auto business, contributed to a 4% decrease in average earned premium per policy for the first quarter 2006, as compared to the prior year period. We will continue to assess market conditions on a state-by-state basis, consider rate reductions in states where we will be able to maintain an attractive combination of profit and growth while still maintaining service quality, and seek selective rate increases where it is necessary to maintain rate adequacy.
Another important element affecting growth is customer retention. We have seen a lengthening in retention since the end of 2005 in all personal auto tiers, but most tiers in our Direct business ended the first quarter 2006 lower than the same period last year, while the Drive business saw a modest lengthening in retention over the prior year. Commercial Auto retention remained relatively flat during the quarter and was down slightly compared to prior year levels. With a greater percentage of our premium coming from renewal business, increasing retention remains an area where we are continuing to focus our efforts.

Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percent of net premiums earned, to analyze our results. For the three months ended March 31, our underwriting profitability measures were as follows:

	2006		2005
	Underwriting Profit		Underwriting Profit
(millions)	$	Margin	$	Margin

Personal Lines
Drive	$278.9	14.1%	$279.8	14.2%
Direct	153.4	14.4	132.2	13.6

Total Personal Lines	432.3	14.2	412.0	14.0
Commercial Auto	82.1	18.5	84.5	21.4
Other-indemnity[1]	2.5	NM	5.4	NM

Total underwriting operations	$516.9	14.8%	$501.9	15.0%

[1]	Underwriting margins are not meaningful (NM) for our other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.

Further underwriting results for our Personal Lines businesses, including its channel components, the Commercial Auto business and other-indemnity businesses, were as follows (details discussed below):

	Three Months Ended March 31,
(dollars in millions)	2006	2005	Change
NET PREMIUMS WRITTEN
Personal Lines
Drive	$2,032.3	$2,081.8	(2)%
Direct	1,141.4	1,081.0	6%

Total Personal Lines	3,173.7	3,162.8	—%
Commercial Auto	496.3	436.3	14%
Other-indemnity	6.7	5.7	18%

Total underwriting operations	$3,676.7	$3,604.8	2%

NET PREMIUMS EARNED
Personal Lines
Drive	$1,984.0	$1,975.4	—%
Direct	1,067.0	972.6	10%

Total Personal Lines	3,051.0	2,948.0	3%
Commercial Auto	442.8	395.2	12%
Other-indemnity	6.7	6.8	(1)%

Total underwriting operations	$3,500.5	$3,350.0	4%

UNDERWRITING PERFORMANCE
Personal Lines — Drive
Loss & loss adjustment expense ratio	65.7	65.0	.7 pts.
Underwriting expense ratio	20.2	20.8	(.6) pts.

Combined ratio	85.9	85.8	.1 pts.

Personal Lines — Direct
Loss & loss adjustment expense ratio	65.6	66.8	(1.2) pts.
Underwriting expense ratio	20.0	19.6	.4 pts.

Combined ratio	85.6	86.4	(.8) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	65.7	65.6	.1 pts.
Underwriting expense ratio	20.1	20.4	(.3) pts.

Combined ratio	85.8	86.0	(.2) pts.

Commercial Auto
Loss & loss adjustment expense ratio	62.5	58.7	3.8 pts.
Underwriting expense ratio	19.0	19.9	(.9) pts.

Combined ratio	81.5	78.6	2.9 pts.

Total Underwriting Operations[1]
Loss & loss adjustment expense ratio	65.2	64.7	.5 pts.
Underwriting expense ratio	20.0	20.3	(.3) pts.

Combined ratio	85.2	85.0	.2 pts.

Accident year-Loss & loss adjustment expense ratio	68.2	68.1	.1 pts.

POLICIES IN FORCE
(at March 31) (thousands)
Personal Lines
Drive — Auto	4,546	4,443	2%
Direct — Auto	2,383	2,209	8%
Special Lines[2]	2,722	2,429	12%

Total Personal Lines	9,651	9,081	6%

Commercial Auto	482	433	11%

[1]	Combined ratios for the other-indemnity businesses are not presented separately due to the insignificant amount of premiums earned by such businesses. For the three months ended March 31, 2006 and 2005, these businesses generated an underwriting profit of $2.5 million and $5.4 million, respectively.

[2]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2006	2005

Change in loss and LAE reserves	$(26.1)	$61.8
Paid losses and LAE	2,308.9	2,106.8

Total incurred losses and LAE	$2,282.8	$2,168.6

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are influenced by loss severity and frequency and inflation, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves.
During the quarter, we continued to report favorable loss ratios, reflecting frequency rates and severity below historical trends. Auto accident frequency was down about 6% in the first quarter 2006, compared to both the fourth quarter 2005 and the first quarter last year (after adjusting for the effect of the hurricanes in the fourth quarter 2005). During the first quarter 2006, we experienced very mild weather in contrast to severe weather conditions in the first and fourth quarters of 2005. We continue to analyze trends to distinguish changes in our experience from external factors versus those resulting from shifts in the mix of our business.
Severity increased about 2% in the first quarter 2006, compared to both the fourth quarter and first quarter 2005, after adjusting for the effect of the catastrophes in the fourth quarter. Bodily injury severity was relatively flat, while the severity in the property coverages was up about 5%.
We monitor physical damage trend in evaluating our claims handling performance and capacity. Claims handling is our single largest cost and one of our most visible consumer experiences. During the first quarter 2006, claims quality remained consistent with the level achieved in 2005, based on internal evaluations. The result of achieving more consistency in claims quality and process allows us to deploy more effectively claims personnel to needed areas.
We reported the following loss reserve development for the three months ended March 31:

(millions)	2006	2005
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$48.4	$36.4
Current accident year	7.3	(2.9)

Calendar year actuarial adjustment	$55.7	$33.5

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$48.4	$36.4
All other development	55.3	78.5

Total development	$103.7	$114.9

Combined ratio effect	3.0 pts.	3.4 pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. The “all other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates by claim representatives. The continued recognition of more modest increases in loss severity for prior accident years than had been previously estimated, contributed to the favorable prior year reserve development in both 2006 and 2005. We continue to focus on our loss reserves analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2005.
Underwriting Expenses
There were no significant fluctuations in our companywide underwriting expense ratio in the first quarter 2006, compared to the same period last year.
Personal Lines

Growth
2006 vs. 2005
First Quarter
Net premiums written	—%
Net premiums earned	3%
Policies in force	6%
Progressive’s Personal Lines business units write insurance for private passenger automobiles and recreational vehicles, and represents 86% of our total year-to-date net premiums written, compared to 88% in the first quarter 2005. Personal auto represents 92% of this portion of our business. Compared to the first quarter last year, we experienced no growth in our personal auto business, while the special lines products (e.g., motorcycles, watercraft and RV’s) grew 5%. Total Personal Lines generated an 85.8 combined ratio, compared to an 86.0 in the first quarter 2005. Since the special lines products are typically used less in the colder weather months, we typically experience lower loss costs during those periods. During the first quarters 2006 and 2005, the special lines results had a favorable effect on the total Personal Lines combined ratio of about 2.5 points and 2 points, respectively. The Personal Lines business is comprised of the Drive and Direct business.
The Drive Business

Growth
2006 vs. 2005
First Quarter
Net premiums written	(2)%
Net premiums earned	—%
Auto policies in force	2%
The Drive business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. The Drive business saw a decrease in new applications in the first quarter 2006 as compared to the same period last year. Premiums per application were also lower on both new and renewal auto business in the first three months of 2006. For the first quarter 2006, the rate of conversion (i.e., converting a quote to a sale) was down on an increased number of auto quotes. We have seen retention lengthen in all of the Drive auto tiers over the last several months and retention measures ended the period at levels modestly higher than the first quarter of 2005.
The Drive expense ratio decreased .6 points for the first quarter 2006, as compared to the same period last year, primarily due to significant advertising expenditures in the first quarter 2005 following the launch of our Drive® Insurance from Progressive brand. We continue to build on the Drive brand and are hopeful that greater brand identity, coupled with our product offerings, systems, claims and customer service, will support growth in the Drive channel.

The Direct Business

Growth
2006 vs. 2005
First Quarter
Net premiums written	6%
Net premiums earned	10%
Auto policies in force	8%
The Direct business includes business written directly by Progressive through 1-800-PROGRESSIVE or online at progressivedirect.com. The Direct business experienced a modest decrease in new applications in the first quarter 2006, as compared to the first quarter 2005, while the increase in renewal applications remained strong. Premiums per application remained level in the first three months of 2006 for both new and renewal auto business. The use of the Internet, either for complete or partial quoting, continues to grow and is the most significant source of the new business activity in the Direct channel. Quotes generated via the phone decreased substantially for the first quarter 2006, as compared to the same period last year. Conversion rates for phone- and Internet-initiated business both increased during the quarter, with phone greater than Internet. The increasing mix of Internet business, which has a lower conversion rate than phone, resulted in the overall conversion rate for the Direct business remaining relatively flat for the quarter. Direct auto has also seen a lengthening in retention in every tier over the last several months; however, most tiers are still at retention levels lower than the first quarter 2005.
The Direct expense ratio was up .4 points for the first quarter 2006, as compared to the same period last year. The increase is primarily due to increased advertising expenditures during the quarter compared to the first three months of 2005, partially offset by a shift in the mix of business to more renewals. The Progressive DirectSM marketing efforts continue to emphasize the ease of doing business with Progressive and credible price comparisons provided to consumers. We are advertising on a national basis and supplement that coverage by local market media campaigns in over 100 designated market areas.
Commercial Auto

Growth
2006 vs. 2005
First Quarter
Net premiums written	14%
Net premiums earned	12%
Policies in force	11%
Progressive’s Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, represented 14% and 12% of our total first quarter net premiums written in 2006 and 2005, respectively.
Commercial Auto net premiums written were generated either in the specialty commercial auto market or the light and local commercial auto market, each accounting for approximately half of the total Commercial Auto business. The specialty commercial auto market includes dump trucks, logging trucks and other short-haul commercial vehicles. The light and local commercial auto market includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses. The strong growth in Commercial Auto for the first quarter was led by the specialty truck market.
New applications in the Commercial Auto business increased about 10% for the first three months of 2006, as compared to the same period last year; policies in force also had a strong increase of 11%. In February 2006, we entered West Virginia with our Commercial Auto product, bringing the total number of states in which we write commercial auto business to 48. Retention remained relatively flat over the quarter and is down slightly from the first quarter 2005.
Since the Commercial Auto policies have higher limits (up to $1 million) than Personal Lines auto, we analyze the large loss trends in more detail to allow us to react quickly to changes in this exposure. In addition, Commercial Auto’s expense ratio decreased .9 points as compared to the first quarter last year, primarily due to the branding of Commercial Auto under Drive Insurance from Progressive, during 2005, as well as increased involuntary market assessments incurred last year.
Other-Indemnity
Progressive’s other-indemnity businesses, which represent less than 1% of our net premiums earned, primarily include writing professional liability insurance for community banks and our run-off businesses. The underwriting profit (loss) in these businesses may fluctuate widely due to the insignificant premium volume and the run-off nature of some of these products.
Service Businesses
Our service businesses include providing insurance-related services. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. The service businesses represent less than 1% of our revenues.
Income Taxes
Progressive’s income tax position, which includes both deferred taxes and income taxes payable, was a net liability at March 31, 2006 and 2005, compared to a net asset at December 31, 2005. The net asset balance at December 31, 2005, primarily reflects estimated payments in excess of our actual current liability for 2005 due to lower fourth quarter 2005 income and an increase in our net deferred tax asset during the period.

Investments
Portfolio Allocation
The composition of the investment portfolio at March 31 was:

			Gross		% of
		Gross	Unrealized	Market	Total	Duration
(millions)	Cost	Unrealized Gains	Losses	Value	Portfolio	(Years)	Rating[1]

2006
Fixed maturities	$10,513.3	$37.5	$(182.8)	$10,368.0	71.4%	3.4	AA	+
Preferred stocks	1,305.5	17.3	(18.2)	1,304.6	9.0	2.1	A	-
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—	—	—
Auction rate preferred stocks	94.2	.3	—	94.5	.7	<1	A	-
Other short-term investments[2]	614.0	—	—	614.0	4.2	<1	AA	-

Total short-term investments	708.2	.3	—	708.5	4.9	<1	A	+

Total fixed income	12,527.0	55.1	(201.0)	12,381.1	85.3	3.1	AA
Common equities	1,429.2	720.7	(9.6)	2,140.3	14.7	na	na

Total portfolio[3,4]	$13,956.2	$775.8	$(210.6)	$14,521.4	100.0%	3.1	AA

2005
Fixed maturities	$9,548.0	$75.8	$(118.3)	$9,505.5	70.9%	3.3	AA	+
Preferred stocks	952.0	12.7	(7.0)	957.7	7.1	2.3	A	-
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—	—	—
Auction rate preferred stocks	289.4	.5	—	289.9	2.2	<1	A	+
Other short-term investments[2]	752.9	—	—	752.9	5.6	<1	AA

Total short-term investments	1,042.3	.5	—	1,042.8	7.8	<1	AA

Total fixed income	11,542.3	89.0	(125.3)	11,506.0	85.8	2.9	AA	+
Common equities	1,400.2	508.6	(9.9)	1,898.9	14.2	na	na

Total portfolio[3,4]	$12,942.5	$597.6	$(135.2)	$13,404.9	100.0%	2.9	AA	+

na = not applicable
[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on market value and assign a numeric score to each credit rating based on a scale from 0-5.
[2]	Other short-term investments include Eurodollar deposits, commercial paper and other investments, which are expected to mature within one year.
[3]	Includes net unsettled security acquisitions of $95.8 million and $105.2 million at March 31, 2006 and 2005, respectively.
[4]	March 31, 2006 and 2005 totals include $1.9 billion and $1.1 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.
As of March 31, 2006, our portfolio had $565.2 million of net unrealized gains, compared to $462.4 million at March 31, 2005 and $600.1 million at December 31, 2005. During the first quarter 2006, the fixed-income portfolio’s valuation decreased $110.5 million, primarily reflecting the increase in interest rates during the period. The common stock portfolio had an increase of $75.6 million reflecting movement in the market.
Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, short-term investments and preferred stocks, had a duration of 3.1 years at March 31, 2006, compared to 3.2 years at December 31, 2005 and 2.9 years at March 31, 2005. After adjustments to exclude unsettled security transactions, the allocation of fixed-income securities at March 31, 2006, was 85.2% of the total portfolio, compared to 85.7% at March 31, 2005.
The fixed-maturity securities and short-term securities, as reported in the balance sheets, were comprised of the following:

(millions)	March 31, 2006		March 31, 2005

Investment-grade fixed maturities:
Short/intermediate term	$10,778.1	97.3%	$10,365.4	98.3%
Long term[1]	14.1	.1	103.1	1.0
Non-investment-grade fixed maturities[2]	284.3	2.6	79.8	.7

Total	$11,076.5	100.0%	$10,548.3	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater.
[2]	These securities are non-rated or have a quality rating of BB+ or lower. The increase primarily reflects securities downgraded during 2005.

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at March 31:

		% of Asset-Backed	Duration
(millions)	Market Value	Securities	(years)	Rating
2006
Collateralized mortgage obligations	$347.1	14.6%	2.2	AAA

Commercial mortgage-backed obligations	595.2	25.1	3.2	AA	+
Commercial mortgage-backed obligations: interest-only	720.9	30.4	2.2	AAA	-

	1,316.1	55.5	2.6	AAA	-

Other asset-backed securities:
Automobile	433.8	18.3	.5	AAA
Home equity	155.7	6.6	.5	AAA
Other	119.3	5.0	1.2	AA	-

	708.8	29.9	.6	AAA	-

Total asset-backed securities	$2,372.0	100.0%	2.0	AAA	-

2005
Collateralized mortgage obligations	$611.6	26.9%	3.0	AAA

Commercial mortgage-backed obligations	352.6	15.5	3.0	AA	-
Commercial mortgage-backed obligations: interest-only	585.7	25.8	2.4	AAA

	938.3	41.3	2.6	AA	+

Other asset-backed securities:
Automobile	344.3	15.2	1.0	AAA	-
Home equity	247.7	10.9	1.1	AAA
Other	130.4	5.7	1.6	AA	-

	722.4	31.8	1.1	AAA	-

Total asset-backed securities	$2,272.3	100.0%	2.2	AAA	-

Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	March 31, 2006		March 31, 2005
Common stocks	$2,124.5	99.3%	$1,876.3	98.8%
Other risk investments	15.8	.7	22.6	1.2

Total common equities	$2,140.3	100.0%	$1,898.9	100.0%

Common equities comprised 14.8% and 14.3% of the total portfolio, excluding the net unsettled security transactions, at March 31, 2006 and 2005, respectively. Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. To maintain high correlation with the Russell 1000, we held 74% of the common stocks comprising the index at March 31, 2006. Our individual holdings are selected based on their contribution to the correlation with the index. Our common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis. For the first quarters of 2006 and 2005, the GAAP return was within the designated tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $1.8 million of open funding commitments at March 31, 2006.

Trading Securities
Trading securities are entered into for the purpose of near-term profit generation. We did not have any trading securities, with the exception of the derivatives classified as trading discussed below, at any time during the first three months of 2006 and 2005.
Derivative Instruments
From time to time, we invest in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. We had no risk management derivatives at any time during the first three months of 2006 or 2005.
Derivative instruments may also be used for trading purposes or classified as trading derivatives due to characteristics of the transaction. During the first quarter 2006, we held four credit default protection derivatives, which were sold on four separate issuers and matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. These positions had a notional amount of $130.0 million at March 31, 2006 and generated a net gain of $5.2 million during the quarter. During the first quarter 2005, we held no open trading derivatives. The amount and results of the derivative and Treasury positions are immaterial to our financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio, with the net gains (losses) reported as a component of net realized gains (losses) on securities.
Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) increased 26% for the first quarter 2006, compared to the same period last year, reflecting both an increase in yields on new investments and portfolio turnover, as well as an increase in invested assets.
We report total return to reflect more accurately the management philosophy of the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on investment securities. We generated the following investment results for the three months ended March 31:

	2006	2005
Pretax recurring investment book yield	4.4%	3.8%
Weighted average FTE book yield	5.1%	4.4%
FTE total return:
Fixed-income securities	.4%	(.2)%
Common stocks	4.7%	(1.7)%
Total portfolio	1.0%	(.4)%

Realized Gains/Losses
The components of net realized gains (losses) were:

	Three Months Ended
	March 31,
(millions)	2006	2005

Gross realized gains:
Fixed maturities	$6.5	$18.1
Preferred stocks	—	—
Common equities	9.0	6.3
Short-term investments:
Auction rate municipal obligations	—	—
Auction rate preferred stocks	—	—
Other short-term investments	—	—

	15.5	24.4

Gross realized losses:
Fixed maturities	10.1	5.7
Preferred stocks	3.2	—
Common equities	1.6	8.5
Short-term investments:
Auction rate municipal obligations	—	—
Auction rate preferred stocks	.1	—
Other short-term investments	—	—

	15.0	14.2

Net realized gains (losses) on securities:
Fixed maturities	(3.6)	12.4
Preferred stocks	(3.2)	—
Common equities	7.4	(2.2)
Short-term investments:
Auction rate municipal obligations	—	—
Auction rate preferred stocks	(.1)	—
Other short-term investments	—	—

	$.5	$10.2

Per share	$—	$.03

Gross realized gains and losses were primarily the result of market driven interest rate movements, sector allocation changes and the rebalancing of the common stock portfolio to the Russell 1000 Index. Gross realized losses also include write-downs of both fixed-income and equity securities determined to be other-than-temporarily impaired.
Other-Than-Temporary Impairment (OTI)
From time to time, realized losses include write-downs of securities determined to have had an other-than-temporary decline in market value. We routinely monitor our portfolio for pricing changes, which might indicate potential impairments, and perform detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in market value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates or equity market declines.
Fixed-income and equity securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for, and timing of, recovery does not satisfy the criteria set forth in the current accounting guidance.

For fixed-income investments with unrealized losses due to market or industry-related declines where we have the intent and ability to hold the investment for the period of time necessary to recover a significant portion of the investment’s impairment and collect the interest obligation, declines are not deemed to qualify as other than temporary. Our policy for common stocks with market-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in such a loss position for three consecutive quarters.
When a security in our investment portfolio has an unrealized loss in market value that is deemed to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the three months ended March 31 was as follows:

		Write-downs	Write-downs
	Total	On Securities	On Securities
(millions)	Write-downs	Sold	Held at Period End

2006
Fixed income	$.3	$.3	$—
Common equities	1.6	—	1.6

Total portfolio	$1.9	$.3	$1.6

2005
Fixed income	$1.0	$—	$1.0
Common equities	.4	—	.4

Total portfolio	$1.4	$—	$1.4

The following table stratifies the gross unrealized losses in our portfolio at March 31, 2006, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different than that stated above.

(millions)	Total	Total Gross
	Market	Unrealized	Decline of Investment Value
Total Portfolio	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$3,156.3	$39.7	$1.0	$.6	$—	$—
Unrealized loss for 2 quarters	921.8	17.9	1.1	.5	—	—
Unrealized loss for 3 quarters	2,785.4	76.3	.1	—	—	—
Unrealized loss for 1 year or longer	2,639.3	76.7	1.9	.2	—	—

	$9,502.8	$210.6	$4.1	$1.3	$—	$—

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs. However, if we had decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, we would have recognized an additional $.2 million of OTI losses in the income statement.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income or book value.

Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds were invested in AA or higher financial institution obligations with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in short supply. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended March 31, 2006, our largest single outstanding balance of repurchase commitments was $2.1 billion, open for one business day, with an average daily balance of $1.5 billion for the quarter. We had no open repurchase commitments at March 31, 2006 and 2005. We earned income of $1.3 million and $.5 million on repurchase commitments during the three months ended March 31, 2006 and 2005, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 3.1 years at March 31, 2006 and 3.2 years at December 31, 2005. The weighted average beta of the equity portfolio was 1.0 at both March 31, 2006 and December 31, 2005, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2005.
We use Value-at-Risk (VaR) for measuring exposure to short-term volatility and for longer-term contingency capital planning. The VaR quantifies the potential reductions in market value of our portfolio for the following 22 and 66 trading days (one- and three-month intervals) at the 95th percentile loss. The VaR of the total investment portfolio is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

	March 31,	December 31,
(millions)	2006	2005
22-Day VaR
Fixed-income portfolio	$(107.2)	$(106.0)
% of portfolio	(.9)%	(.9)%

Equity portfolio	$(83.8)	$(84.6)
% of portfolio	(3.9)%	(4.1)%

Total portfolio	$(144.9)	$(137.4)
% of portfolio	(1.0)%	(1.0)%

66-Day VaR
Fixed-income portfolio	$(183.9)	$(181.9)
% of portfolio	(1.5)%	(1.5)%

Equity portfolio	$(138.5)	$(140.7)
% of portfolio	(6.5)%	(6.8)%

Total portfolio	$(244.3)	$(230.9)
% of portfolio	(1.7)%	(1.6)%
Item 4. Controls and Procedures.
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes in the risk factors that were discussed in our Annual Report on
Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES[1]
2006			Total Number of Shares	Maximum Number of Shares That
Calendar	Total Number of	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Month	Shares Purchased	per Share	Announced Plans or Programs	Plans or Programs

January	787,199	$107.40	10,798,614	4,201,386

February	325,000	104.84	11,123,614	3,876,386

March	1,070,098	105.27	12,193,712	2,806,288

Total	2,182,297	$105.97

[1] Presented on a pre-split basis.
In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. On April 21, 2006, the Board approved an increase to the number of Common Shares available for repurchase under this authorization to adjust for the 4-for-1 stock split; the shares available for repurchase as of May 8, 2006, will be adjusted for the stock split.
In addition, the Board set a new authorization to repurchase 60 million Common Shares (on a post-split basis) to be used in addition to, and after completion of, the remaining repurchases available under the April 2003, split-adjusted authorization.
Item 4. Submission of Matters to a Vote of Security Holders.
At Progressive’s April 21, 2006, Annual Meeting of Shareholders, 172,234,013 Common Shares were represented in person or by proxy.
At the meeting, shareholders elected the four directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

Stephen R. Hardis	2009	148,964,045	23,269,968
Philip A. Laskawy	2009	167,653,038	4,580,975
Norman S. Matthews	2009	165,419,725	6,814,288
Bradley T. Sheares, Ph.D.	2009	170,620,944	1,613,069

The following are the directors whose terms continued after the meeting:

Director	Term Expires

Peter B. Lewis	2007
Patrick H. Nettles, Ph.D.	2007
Glenn M. Renwick	2007
Donald B. Shackelford	2007
Charles A. Davis	2008
Bernadine P. Healy, M.D.	2008
Jeffrey D. Kelly	2008
Shareholders approved a proposal to amend Progressive’s Amended Articles of Incorporation to increase the number of authorized Common Shares from 600,000,000 to 900,000,000. This proposal received 164,397,963 affirmative votes and 6,900,594 negative votes. There were 935,456 abstentions and no broker non-votes with respect to this proposal.
Shareholders ratified the appointment of PricewaterhouseCoopers LLP as Progressive’s independent registered public accounting firm for 2006. This proposal received 168,934,187 affirmative votes and 2,341,207 negative votes. There were 958,619 abstentions and no broker non-votes with respect to this proposal.
Item 5. Other Information.
On March 16, 2006, Progressive granted time-based restricted stock awards covering a total of 337,626 Common Shares to 736 management employees, including 12 executive officers, under Progressive’s 2003 Incentive Plan. These awards were based on a $105.90 closing price, as reported on the New York Stock Exchange, on the date of grant. As a consequence, these awards had an aggregate dollar value of approximately $35.8 million. The time-based restricted stock awards vest in equal installments on January 1 of 2009, 2010 and 2011, respectively.
In addition, on March 16, 2006, we granted performance-based restricted stock awards covering a total of 87,085 Common Shares to 46 executives and senior managers pursuant to our 2003 Incentive Plan. These performance-based awards will vest upon the date of a news release reporting earnings for Progressive and its subsidiaries for a fiscal month which is the final month of a period of 12 consecutive fiscal months during which period Progressive’s insurance subsidiaries have generated net earned premiums of $20 billion or more and achieved an average combined ratio of 96 or less. If these objectives are not achieved by December 31, 2015, these awards will be forfeited. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $9.2 million.
We also granted time-based restricted stock awards covering a total of 15,312 Common Shares to our non-employee directors on April 21, 2006. These awards are scheduled to vest on March 21, 2007, and had an aggregate dollar value of approximately $1.6 million at the date of grant.
Dividends will be paid on both the time-based and performance-based restricted stock awards when and as declared by Progressive’s Board of Directors. In addition, the participants have the right to vote restricted Common Shares prior to the vesting date.

The following table discloses the restricted stock awards granted during the first quarter 2006 to each of the named executive officers identified in Progressive’s 2006 Proxy Statement dated March 3, 2006:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Shares[1]	Value[2]	Shares[1]	Value[2]

Glenn M. Renwick President and Chief Executive Officer	35,412	$3,750,131	35,410	$3,749,919

W. Thomas Forrester Vice President and Chief Financial Officer	4,722	500,060	5,900	624,810

Robert T. Williams Drive® Group President	4,533	480,045	4,760	504,084

Alan R. Bauer Direct Group President	4,155	440,015	4,155	440,015

Brian J. Passell Group President of Claims	4,014	425,083	4,415	467,549

[1]Presented on a pre-split basis.

[2]Based on the market value at the date of grant of $105.90 and without discount for risk of forfeiture.
Item 6. Exhibits.
See exhibit index on page 32.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 4, 2006	BY:	/s/ W. Thomas Forrester

W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Under	Form 10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC

(3)(i)	3(A)	Amended Articles of Incorporation of The Progressive Corporation (as amended April 21, 2006)	Filed herewith

(10)(iii)	10(A)	Amendment to The Progressive Corporation 2006 Gainsharing Plan	Filed herewith

(10)(iii)	10(B)	Agreement dated April 7, 2006 between Drive Resource Services Company and Robert T. Williams	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32(A)	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32(B)	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith