Form 10-Q/A
period 2006-03-31
PROGRESSIVE CORP/OH/
filed 2006-08-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q/A
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

This Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed on May 4, 2006. The purpose of this amendment is (i) to amend the Consolidated Balance Sheet and (ii) to correct an erroneous date in the Section 1350 Certifications filed as Exhibit 32.
Balance Sheet. Upon adoption of Statement of Financial Accounting Standards 123(revised 2004)(SFAS 123(R)), “Share-Based Payment,” companies were required to eliminate any unearned compensation accounts (i.e., unamortized restricted stock) against the appropriate equity (i.e., paid-in capital) or liability account. As a result, as of March 31, 2006, we were required to reclassify $99.5 million of “Unamortized restricted stock,” of which $91.1 million related to equity awards and $8.4 million related to liability awards. An amended Consolidated Balance Sheet and Note 10-Reclassifications, in their entirety, are included in this Form 10-Q/A.
Certification. Our Section 1350 Certifications were erroneously filed with an incorrect date for the period that they covered. Revised certifications for the period ended March 31, 2006, are included in this Form 10-Q/A under Exhibit 32.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
	2006	2005	2005
(millions)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $10,513.3, $9,548.0 and $10,260.7)	$10,368.0	$9,505.5	$10,221.9
Equity securities:
Preferred stocks (cost: $1,305.5, $952.0 and $1,217.0)	1,304.6	957.7	1,220.3
Common equities (cost: $1,429.2, $1,400.2 and $1,423.4)	2,140.3	1,898.9	2,058.9
Short-term investments (amortized cost: $708.2, $1,042.3 and $773.5)	708.5	1,042.8	773.6

Total investments	14,521.4	13,404.9	14,274.7
Cash	10.6	16.8	5.6
Accrued investment income	135.7	100.4	133.1
Premiums receivable, net of allowance for doubtful accounts of $103.8, $76.8 and $116.3	2,639.7	2,469.2	2,500.7
Reinsurance recoverables, including $55.2, $53.7 and $58.5 on paid losses	400.2	391.7	405.7
Prepaid reinsurance premiums	100.5	121.3	103.7
Deferred acquisition costs	461.5	450.6	444.8
Income taxes	—	—	138.3
Property and equipment, net of accumulated depreciation of $569.7, $584.0 and $562.0	822.5	660.9	758.7
Other assets	166.1	107.4	133.3

Total assets	$19,258.2	$17,723.2	$18,898.6

Liabilities and Shareholders’ Equity
Unearned premiums	$4,508.1	$4,364.3	$4,335.1
Loss and loss adjustment expense reserves	5,632.0	5,348.3	5,660.3
Accounts payable, accrued expenses and other liabilities	1,460.5	1,385.9	1,510.8
Income taxes	48.3	45.4	—
Debt[1]	1,285.0	1,284.5	1,284.9

Total liabilities	12,933.9	12,428.4	12,791.1

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 600.0[2]; issued 213.1, 213.2 and 213.1, including treasury shares of 17.2, 13.6 and 15.8)	195.9	199.6	197.3
Paid-in capital	814.9	805.8	848.2
Unamortized restricted stock	—	(82.0)	(62.7)
Accumulated other comprehensive income:
Net unrealized gains on securities	367.4	300.6	390.1
Net unrealized gains on forecasted transactions	8.3	9.4	8.6
Retained earnings	4,937.8	4,061.4	4,726.0

Total shareholders’ equity	6,324.3	5,294.8	6,107.5

Total liabilities and shareholders’ equity	$19,258.2	$17,723.2	$18,898.6

1Includes current and non-current debt. See Note 4 — Debt.
2On April 21, 2006, the shareholders of The Progressive Corporation approved a proposal to amend Progressive’s Amended Articles of Incorporation to increase the number of authorized Common Shares from 600.0 million to 900.0 million. See notes to consolidated financial statements.

Note 10 Reclassifications — Upon adoption of SFAS 123(R), companies were required to eliminate any unearned compensation accounts (i.e., unamortized restricted stock) against the appropriate equity (i.e., paid-in capital) or liability account. As a result, as of March 31, 2006, we were required to reclassify $99.5 million of “Unamortized restricted stock,” of which $91.1 million related to equity awards and $8.4 million related to liability awards.
In addition, certain amounts in the Consolidated Statements of Cash Flows (i.e., short-term investments), were reclassified for 2005 to comply with the presentation requirements under SFAS 95, “Statement of Cash Flows,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: August 3, 2006	BY:	/s/ W. Thomas Forrester W. Thomas Forrester Vice President and Chief Financial Officer

EXHIBIT INDEX

				If Incorporated by
				Reference,
Exhibit No.				Documents with
Under	Form 10-Q/A			Which Exhibit was
Reg. S-K,	Exhibit			Previously Filed
Item 601	Number		Description of Exhibit	with SEC

(31)	31	(A)	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31	(B)	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, W. Thomas Forrester	Filed herewith

(32)	32	(A)	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32	(B)	Section 1350 Certification of the Principal Financial Officer, W. Thomas Forrester	Filed herewith

6