Form 10-Q
period 2006-06-30
PROGRESSIVE CORP/OH/
filed 2006-08-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
     Common Shares, $1.00 par value: 772,229,334 outstanding at July 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries Consolidated Statements of Income (unaudited)
The Progressive Corporation and Subsidiaries Consolidated Balance Sheets (unaudited)
The Progressive Corporation and Subsidiaries Consolidated Statements of Cash Flows (unaudited)
The Progressive Corporation and Subsidiaries Notes to Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
FINANCIAL CONDITION
RESULTS OF OPERATIONS Underwriting Operations Growth
Investments
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.A
EX-10.B
EX-10.C
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-99

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2006	2005	% Change	2006	2005	% Change
(millions — except per share amounts)
Revenues:
Net premiums earned	$3,564.4	$3,453.8	3	$7,064.9	$6,803.8	4
Investment income	162.7	129.8	25	314.2	250.2	26
Net realized gains (losses) on securities	(27.1)	(3.8)	613	(26.6)	6.4	NM
Service revenues	7.9	10.3	(23)	16.3	21.5	(24)

Total revenues	3,707.9	3,590.1	3	7,368.8	7,081.9	4

Expenses:
Losses and loss adjustment expenses	2,384.2	2,264.6	5	4,667.0	4,433.2	5
Policy acquisition costs	364.9	366.2	—	727.0	722.3	1
Other underwriting expenses	337.8	342.2	(1)	676.5	665.6	2
Investment expenses	3.4	3.1	10	5.9	5.9	—
Service expenses	6.3	6.6	(5)	13.1	12.0	9
Interest expense	19.4	20.7	(6)	39.9	41.5	(4)

Total expenses	3,116.0	3,003.4	4	6,129.4	5,880.5	4

Income before income taxes	591.9	586.7	1	1,239.4	1,201.4	3
Provision for income taxes	191.5	192.4	—	402.4	394.4	2

Net income	$400.4	$394.3	2	$837.0	$807.0	4

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	776.1	788.6	(2)	783.2	792.2	(1)

Per share	$.52	$.50	3	$1.07	$1.02	5

Diluted:
Average shares outstanding	776.1	788.6	(2)	783.2	792.2	(1)
Net effect of dilutive stock-based compensation	9.8	11.5	(15)	10.2	11.7	(13)

Total equivalent shares	785.9	800.1	(2)	793.4	803.9	(1)

Per share	$.51	$.49	3	$1.05	$1.00	5

Dividends per Share	$.0075	$.0075	—	$.015	$.015	—

NM = Not Meaningful
All share and per share amounts were adjusted for the May 18, 2006, 4-for-1 stock split.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
(millions)	2006	2005	2005
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $10,574.9, $8,566.6 and $10,260.7)	$10,386.9	$8,638.0	$10,221.9
Equity securities:
Preferred stocks (cost: $1,462.0, $1,146.7 and $1,217.0)	1,450.8	1,153.5	1,220.3
Common equities (cost: $1,441.4, $1,402.2 and $1,423.4)	2,109.8	1,936.5	2,058.9
Short-term investments (amortized cost: $720.1, $2,266.0 and $773.5)	720.3	2,266.7	773.6

Total investments	14,667.8	13,994.7	14,274.7
Cash	17.6	19.8	5.6
Accrued investment income	130.8	105.8	133.1
Premiums receivable, net of allowance for doubtful accounts of $106.5, $85.1 and $116.3	2,662.9	2,522.4	2,500.7
Reinsurance recoverables, including $52.9, $57.3 and $58.5 on paid losses	389.1	395.3	405.7
Prepaid reinsurance premiums	103.8	120.5	103.7
Deferred acquisition costs	478.0	468.7	444.8
Income taxes	71.5	—	138.3
Property and equipment, net of accumulated depreciation of $580.5, $606.1 and $562.0	902.7	704.3	758.7
Other assets	178.4	127.7	133.3

Total assets	$19,602.6	$18,459.2	$18,898.6

Liabilities and Shareholders’ Equity
Unearned premiums	$4,626.6	$4,503.8	$4,335.1
Loss and loss adjustment expense reserves	5,694.6	5,490.5	5,660.3
Accounts payable, accrued expenses and other liabilities	1,673.9	1,495.0	1,510.8
Income taxes	—	94.8	—
Debt[1]	1,185.2	1,284.6	1,284.9

Total liabilities	13,180.3	12,868.7	12,791.1

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0, 600.0 and 600.0; issued 798.7, 213.1 and 213.1, including treasury shares of 23.5, 15.4 and 15.8)	775.2	197.7	197.3
Paid-in capital	827.8	818.8	848.2
Unamortized restricted stock	—	(75.7)	(62.7)
Accumulated other comprehensive income:
Net unrealized gains on securities	305.1	398.6	390.1
Net unrealized gains on forecasted transactions	8.1	9.2	8.6
Retained earnings	4,506.1	4,241.9	4,726.0

Total shareholders’ equity	6,422.3	5,590.5	6,107.5

Total liabilities and shareholders’ equity	$19,602.6	$18,459.2	$18,898.6

[1]	Includes current and non-current debt. See Note 4-Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2006	2005
(millions)

Cash Flows From Operating Activities
Net income	$837.0	$807.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.2	45.1
Amortization of fixed maturities	104.5	86.0
Amortization of stock-based compensation	11.4	15.6
Net realized (gains) losses on securities	26.6	(6.4)
Gain on sale of property and equipment	(4.3)	—
Changes in:
Unearned premiums	291.5	395.8
Loss and loss adjustment expense reserves	34.3	204.9
Accounts payable, accrued expenses and other liabilities	102.9	87.4
Prepaid reinsurance premiums	(.1)	(.7)
Reinsurance recoverables	16.6	(13.7)
Premiums receivable	(162.2)	(235.2)
Deferred acquisition costs	(33.2)	(36.5)
Income taxes	112.5	88.5
Tax benefit from exercise/vesting of stock-based compensation	—	23.8
Other, net	(40.8)	(38.8)

Net cash provided by operating activities	1,345.9	1,422.8
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,861.5)	(3,049.1)
Equity securities	(470.6)	(694.8)
Short-term investments — auction rate securities	(1,003.7)	(5,990.8)
Sales:
Fixed maturities	3,000.0	3,191.7
Equity securities	106.9	86.7
Short-term investments — auction rate securities	1,224.5	5,613.2
Maturities, paydowns, calls and other:
Fixed maturities	408.4	258.1
Equity securities	107.5	48.3
Net (purchases) sales of short-term investments — other	(166.4)	(511.8)
Net unsettled security transactions	72.7	79.1
Purchases of property and equipment	(193.7)	(82.9)
Sale of property and equipment	4.8	—

Net cash used in investing activities	(771.1)	(1,052.3)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	25.3	28.1
Tax benefit from exercise/vesting of stock-based compensation	22.4	—
Payment of debt	(100.0)	—
Dividends paid to shareholders	(11.7)	(11.9)
Acquisition of treasury shares	(498.8)	(386.9)

Net cash used in financing activities	(562.8)	(370.7)

Increase (decrease) in cash	12.0	(.2)
Cash, January 1	5.6	20.0

Cash, June 30	$17.6	$19.8

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
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended June 30, 2006, are not necessarily indicative of the results expected for the full year.
On April 21, 2006, the Board of Directors approved a 4-for-1 stock split that was paid in the form of a stock dividend on May 18, 2006. All share and per share amounts were adjusted for the stock split.
Note 2 Stock-Based Compensation — As of January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004)(SFAS 123(R)), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.
We adopted SFAS 123(R) using the modified prospective method as of January 1, 2006. As a result, our consolidated financial statements for the six months ended June 30, 2006, reflect the effect of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123(R).
Pursuant to the modified prospective application, we are required to expense the fair value at the grant date of our unvested outstanding stock options. No stock options have been granted after December 31, 2002. We will not incur any additional expense relating to currently outstanding stock options in years subsequent to 2006, since the final vesting date of stock options previously granted will be January 1, 2007. Beginning in 2003, we began issuing restricted stock awards as our form of equity compensation to key members of management and non-employee directors in lieu of stock options; our current equity compensation program does not contemplate the issuance of stock options. Compensation expense for restricted stock awards is recognized over the respective vesting periods. The current year expense for restricted stock is not representative of the effect on net income for future years since each subsequent year will reflect expense for additional awards.
For the six months ended June 30, 2006, the pre-tax expense of our stock-based compensation was $11.4 million (tax benefit of $4.0 million), of which $.7 million related to our unvested outstanding stock options. We used the modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The following table shows the effect on net income and earnings per share had the fair value method been applied to all outstanding and unvested stock option awards for the six months ended June 30, 2005:

(millions, except per share amounts)
Net income, as reported	$807.0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(1.2)

Net income, pro forma	$805.8

Earnings per share
Basic — as reported	$1.02
Basic — pro forma	1.02

Diluted — as reported	$1.00
Diluted — pro forma	1.00
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
As highlighted above, the adoption of SFAS 123(R) had minimal effect on our financial results. In 2006, under SFAS 123(R), we began to record an estimate for expected forfeitures of restricted stock based on our historical forfeiture rates. Prior to adoption, we accounted for forfeitures as they occurred, as permitted under accounting standards then in effect. In addition, we shortened the vesting periods of certain stock-based awards based on the “qualified retirement dates,” as defined in our incentive compensation plans. The cumulative effect of adopting these changes was not material to our financial statements for the six months ended June 30, 2006.
Stock-Based Incentive Compensation Plans Our stock-based incentive compensation plans provide for the granting of restricted stock awards to key members of management and the non-employee directors. Prior to 2003, we granted non-qualified stock options as stock-based incentive compensation (see below).
Our 2003 Incentive Plan, which provides for the granting of stock-based awards, including restricted stock awards, to key employees of Progressive, has 19.5 million shares currently authorized on a post-split basis, net of restricted stock awards cancelled. Our 1995 Incentive Plan and 1989 Incentive Plan have expired; however, awards made under those plans prior to their respective expirations are still in effect.
Beginning in 2003, we began issuing restricted stock awards in lieu of stock options. The restricted stock awards are issued as either time-based or performance-based awards. The time-based awards vest in equal installments upon the lapse of a specified period of time, typically over three, four and five year periods. The vesting period (i.e., requisite service period) must be a minimum of six months and one day. The performance-based awards vest upon the achievement of predetermined performance criteria. The performance-based awards are granted to approximately 50 executives and senior managers, in addition to their time-based awards, to provide additional compensation for achieving pre-established profitability and growth targets. Generally, the restricted stock awards are expensed pro rata over their respective vesting periods based on the market value of the awards at the time of grant (hereinafter referred to as equity awards). However, for restricted stock awards granted in 2003 and 2004 that were deferred pursuant to our deferred compensation plan, we record expense on a pro rata basis based on the current market value of Common Shares at the end of the reporting period (hereinafter referred to as liability awards).
Prior to 2003, we granted nonqualified stock options for terms up to ten years. These options became or will become exercisable at various dates not earlier than six months after the date of grant, and remain exercisable for specified periods thereafter. All options granted had an exercise price equal to the market value of the Common Shares on the date of grant and, under the then applicable accounting guidance, no compensation expense was recorded. Pursuant to the adoption of SFAS 123(R), on January 1, 2006, we began expensing the remaining unvested stock option awards. All option exercises are settled in Common Shares from either existing treasury shares or newly issued shares of Progressive.
A summary of all employee restricted stock activity during the period indicated follows:

	Six Months Ended
	June 30, 2006
		Weighted
		Average
	Number of	Grant Date
Nonvested restricted stock outstanding	Shares	Fair Value
Beginning of period	5,442,988	$20.21
Add (deduct):
Granted	1,768,396	26.56
Vested	(564,916)	16.58
Forfeited	(426,816)	21.75

End of period	6,219,652	$22.24

There were 444,700 non-deferred restricted stock awards which vested during the six months ended June 30, 2006. The pre-tax intrinsic value on these non-deferred awards, based on the average of the high and low stock price on the day prior to vesting, was $5.6 million. There was no intrinsic value on the 120,216 deferred restricted stock awards that vested during the period since, as previously discussed, these awards were granted in 2003 or 2004 and, therefore, were expensed based on the current market value at the end of each reporting period.
A summary of all employee stock option activity during the period indicated follows:

	Six Months Ended
	June 30, 2006
		Weighted
		Average
	Number of	Grant Date
Nonvested stock options outstanding	Shares	Fair Value
Beginning of period	4,232,220	$4.76
Add (deduct):
Vested	(3,053,352)	4.36
Forfeited	(83,270)	5.81

End of period	1,095,598	$5.82

	Six Months Ended
	June 30, 2006
		Weighted
	Number of	Average
Options outstanding	Shares	Exercise Price
Beginning of period	19,621,476	$8.44
Add (deduct):
Exercised	(3,040,041)	8.19
Forfeited	(99,730)	12.30

End of period	16,481,705	$8.46

Exercisable, end of period	15,386,107	$8.13

Available, end of period[1]	13,508,316

[1]	Represents shares available under the 2003 Incentive Plan, after the granting of restricted stock awards.
The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2006, was $56.5 million, based on the actual stock price at time of exercise.
During the six months ended June 30, 2006, we recognized $11.4 million, or $7.4 million after taxes, of compensation expense related to our outstanding unvested restricted stock and stock option awards. At June 30, 2006, the total compensation cost related to unvested awards not yet recognized was $87.7 million. This compensation expense will be recognized into the income statement over the weighted-average period of 2.49 years.
The following employee stock options were outstanding or exercisable as of June 30, 2006:

		Weighted	Aggregate Intrinsic	Weighted Average
	Number of	Average	Value	Remaining
	Shares	Exercise Price	(in millions)	Contractual Life
Options outstanding	16,481,705	$8.46	$284.3	3.68 years
Options exercisable	15,386,107	$8.13	$270.4	3.56 years
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $25.71 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. All of the exercisable options at June 30, 2006, were “in-the-money.”
See “Item 5-Other Information” in Part II of this Form 10-Q for details regarding the restricted stock awards granted during the second quarter 2006.
Note 3 Supplemental Cash Flow Information — We paid income taxes of $265.0 million and $286.0 million during the six months ended June 30, 2006 and 2005, respectively. Total interest paid was $42.5 million for both the six months ended June 30, 2006 and 2005. Non-cash activity includes the liability for deferred restricted stock compensation and the changes in net unrealized gains (losses) on investment securities.
Progressive implemented a 4-for-1 stock split in the form of a dividend to shareholders on May 18, 2006. We reflected the issuance of the additional Common Shares by transferring $585.9 million from retained earnings to the common stock account. All per share and equivalent share amounts were adjusted to give effect to the split. Treasury shares were not split.

Note 4 Debt — Debt at June 30 consisted of:

	2006		2005
	Carrying	Market	Carrying
(millions)	Value	Value	Value	Market Value
7.30% Notes due 2006	$—	$—	$100.0	$102.9
6.375% Senior Notes due 2012	348.1	357.6	347.8	386.0
7% Notes due 2013	149.0	158.8	148.9	173.4
6 5/8% Senior Notes due 2029	294.3	303.2	294.2	349.8
6.25% Senior Notes due 2032	393.8	381.5	393.7	444.6

	$1,185.2	$1,201.1	$1,284.6	$1,456.7

Note 5 Comprehensive Income — Total comprehensive income was $337.9 million and $492.1 million for the quarters ended June 30, 2006 and 2005, respectively, and $751.5 million and $770.0 million for the six months ended June 30, 2006 and 2005, respectively.
Note 6 Dividends — On June 30, 2006, we paid a quarterly dividend of $.0075 per Common Share to shareholders of record as of the close of business on June 9, 2006. The dividend of $.03 per share, on a pre-split basis, was declared by the Board of Directors on April 21, 2006.
Note 7 Segment Information — Our Personal Lines business units write insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses. Our other-indemnity businesses primarily include writing professional liability insurance for community banks and managing our run-off businesses. Our service businesses include providing insurance-related services, primarily providing policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/ Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.

Following are the operating results for the periods ended June 30:

	Three Months				Six Months
	2006		2005		2006		2005
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Drive	$1,999.9	$220.5	$2,015.9	$271.0	$3,983.9	$499.4	$3,991.3	$550.8
Direct	1,092.2	143.2	1,019.1	135.6	2,159.2	296.6	1,991.7	267.8

Total Personal Lines[1]	3,092.1	363.7	3,035.0	406.6	6,143.1	796.0	5,983.0	818.6
Commercial Auto	466.6	110.3	412.0	71.2	909.4	192.4	807.2	155.7
Other-indemnity	5.7	3.5	6.8	3.0	12.4	6.0	13.6	8.4

Total underwriting operations	3,564.4	477.5	3,453.8	480.8	7,064.9	994.4	6,803.8	982.7
Service businesses	7.9	1.6	10.3	3.7	16.3	3.2	21.5	9.5
Investments[2]	135.6	132.2	126.0	122.9	287.6	281.7	256.6	250.7
Interest expense	—	(19.4)	—	(20.7)	—	(39.9)	—	(41.5)

	$3,707.9	$591.9	$3,590.1	$586.7	$7,368.8	$1,239.4	$7,081.9	$1,201.4

[1]	Personal automobile insurance accounted for 91% of the total Personal Lines segment net premiums earned in the second quarter 2006, and represented 92% for the first six months of 2006, as well as both the second quarter and first six months of 2005.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.
Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax profit (loss) expressed as a percent of net premiums earned (i.e., revenues). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the periods ended June 30:

	Three Months				Six Months
	2006		2005		2006		2005
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Drive	11.0%	89.0	13.4%	86.6	12.5%	87.5	13.8%	86.2
Direct	13.1	86.9	13.3	86.7	13.7	86.3	13.4	86.6
Total Personal Lines	11.8	88.2	13.4	86.6	13.0	87.0	13.7	86.3
Commercial Auto	23.6	76.4	17.3	82.7	21.2	78.8	19.3	80.7
Other-indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	13.4	86.6	13.9	86.1	14.1	85.9	14.4	85.6

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
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
Note 9 Reclassifications — Upon adoption of SFAS 123(R), companies were required to eliminate any unearned compensation accounts (i.e., unamortized restricted stock) against the appropriate equity (i.e., paid-in capital) or liability account. As a result, as of June 30, 2006, we were required to reclassify $87.0 million of “Unamortized restricted stock,” of which $80.4 million related to equity awards and $6.6 million related to liability awards.
In addition, certain amounts in the Consolidated Statements of Cash Flows (i.e., short-term investments), were reclassified for 2005 to comply with the presentation requirements under SFAS 95, “Statement of Cash Flows,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”
Note 10 New Accounting Standards — The Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which provides guidance for recognizing and measuring the financial statement impact of tax positions taken or expected to be taken in a tax return. This interpretation is effective beginning January 1, 2007. Progressive is currently determining the effect this interpretation will have on its financial condition, cash flows and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
For the second quarter 2006, The Progressive Corporation’s insurance subsidiaries continued to generate strong profitability and experience slower growth. On a companywide basis, our combined ratio was 86.6 for the quarter, and net premiums written increased 2% over the same period last year. For the second quarter 2006, net income increased 2% to $400.4 million, or $.51 per share on a post-split basis.
Current “soft” market conditions, where rates are stable or decreasing and customers are shopping less, continue to influence our growth rates. Personal Lines premium growth of 1% for the quarter can be explained by some combination of new business applications (i.e., completed sales), premium per policy and retention. During the second quarter 2006, new business applications were down 8% in our Personal Lines businesses and up 1% in Commercial Auto. The decrease in new personal auto applications was the most significant contributor to the slowing growth. The increase in renewal applications remained relatively strong during the second quarter 2006, as compared to the same period last year. In addition, premium per policy was relatively flat on new auto business and down slightly on renewal business, compared to prior year levels. Our estimate of policy life expectancy, which is one measure of retention, lengthened since the end of 2005, but is down as compared to the second quarter last year in most of our personal auto and Commercial Auto tiers. Companywide policies in force grew 5%.
Profitability remains very strong for each reporting segment. On a companywide basis, the combined ratio is fairly comparable to the second quarter 2005, although we had expected our loss cost trends to begin pushing our underwriting margins closer to our long-term goal of a calendar year 96 combined ratio. We are continuing to experience reduced accident frequency trends that have characterized the auto insurance industry for some time. Severity increased modestly during the quarter. Our strong underwriting margins in the second quarter also benefited from 1.9 points of favorable prior year reserve development. This favorable development reflects both actuarial adjustments, as well as other favorable development (e.g., claims settling for less than reserved).
We are looking to achieve a better balance between profitability and growth given our performance over the last several quarters. We had expected increases in severity, and potentially frequency, to begin to absorb the margin in excess of our target of a 96 calendar-year combined ratio over time. This has not happened. Going forward, we will look more aggressively for market segments where we think we may be able to convert more business by moderating some of our future pricing. In addition, we may begin to be more aggressive in our efforts to retain renewals as well as in our advertising and media spend. The soft market continues, but we do not plan to give away margin during this period without a potential growth pay back. We will be diligent in our efforts to not allow competitors to take growth at a margin that we would be comfortable with.
We made no substantial changes in the allocation of our investment portfolio during the quarter. Our investment portfolio produced a fully taxable equivalent total return of .5% for the second quarter, with a positive total return in fixed-income securities offset by a negative return in common stocks. We continued to keep our credit quality high and exposure to interest rate risk low. During the second quarter 2006, we lengthened the duration of the fixed-income portfolio to 3.3 years at June 30, 2006; the weighted average credit quality remained AA.
On April 21, 2006, the Board of Directors approved a 4-for-1 stock split that was paid in the form of a stock dividend on May 18, 2006.

FINANCIAL CONDITION
Capital Resources and Liquidity
Progressive has substantial capital resources, and we believe we have sufficient borrowing capacity and other capital resources to support current and anticipated growth and satisfy scheduled debt and interest payments. During the second quarter 2006, our 7.30% Notes in the aggregate principal amount of $100 million matured; we used operating cash flows to retire this obligation. Our existing debt covenants do not include any rating or credit triggers.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2006, operations generated a positive cash flow of $1,345.9 million.
On April 21, 2006, the Board of Directors approved a 4-for-1 stock split that was paid in the form of a stock dividend on May 18, 2006; we did not split our treasury shares in conjunction with the stock split. In addition, the Board approved an increase to the number of Common Shares available for repurchase under the April 2003 Board authorization to adjust for the 4-for-1 stock split. The Board also set a new authorization to repurchase 60 million Common Shares (on a post-split basis) to be used in addition to, and after completion of, the remaining repurchases available under the April 2003, split-adjusted authorization. See “Item 2” in Part II of this Form 10-Q for further details.
During the second quarter 2006, we repurchased 7.1 million Common Shares, at a total cost of $267.5 million. Of the 7.1 million Common Shares repurchased, 1.0 million were purchased prior to the stock split at an average cost of $107.42 per share, and 6.1 million were repurchased after the stock split at an average cost of $26.38 per share. For the first six months of 2006, we repurchased a total of 9.3 million shares (average cost, on a split-adjusted basis, of $26.53 per share).
In February 2006, the Board of Directors approved a plan to replace our current dividend policy in 2007 with an annual variable dividend, based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor, referred to as the “Gainshare factor.” The Gainshare factor, which will be based on premium growth and profitability, can range from zero to two. For example, through the second quarter 2006, based on year-to-date results, the Gainshare factor was 1.33, compared to 1.54 as of the end of the first quarter 2006. Since the final factor will be determined based on our results for the full year (beginning in 2007), the factor for any interim period may not be representative of what the final factor will be. The new variable dividend policy will not go into effect until 2007 with the first payout expected in early 2008. Throughout 2006, we will continue with our current quarterly dividend policy.
Commitments and Contingencies
We substantially completed construction of a data center, printing center and related facilities in Colorado Springs, Colorado, at an estimated total cost of $65.9 million, during the second quarter 2006, although the buildings are not scheduled to become operational until 2007. During 2006, we acquired additional land for future development to support our corporate operations in Colorado Springs, Colorado and Mayfield Village, Ohio near our current corporate facilities, at a total cost of $16.2 million. In 2007, we expect to begin a multi-year project to construct two buildings, two parking garages and associated facilities in Mayfield Village at a currently estimated construction cost of $150 million. All such projects, including the additional claims service centers discussed below, are, or will be, funded through operating cash flows.
As of June 30, 2006 we have a total of 42 service centers that are available to provide concierge-level claims service. We added 16 centers during the first six months of 2006, including 13 centers completed in the second quarter 2006. We previously announced a significant expansion of this service and are currently acquiring and constructing additional sites around the country. We expect to open 13 new service centers, of which 2 will replace existing centers, during the remainder of 2006.
Off-Balance-Sheet Arrangements
Except for the open investment funding commitments and operating leases and service agreements discussed in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2005, we do not have any off-balance-sheet leverage.
Contractual Obligations
During the second quarter 2006, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
RESULTS OF OPERATIONS
Underwriting Operations
Growth

	Growth over prior year
	Quarter	Year-to-date
Direct premiums written	2%	2%
Net premiums written	2%	2%
Net premiums earned	3%	4%
Policies in force (at June 30)	NA	5%
NA = Not Applicable
Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue using a daily earnings convention.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The decrease in new business applications is the most significant contributor to the flattening growth rates we experienced in the second quarter and first six months of 2006. For both the second quarter and first six months of 2006, new business applications decreased 8% in our Personal Lines businesses, compared to increases of 3% and 5%, respectively, for the same periods last year. Both the Drive and Direct channels wrote less new business in the second quarter and first six months of 2006 in both the auto and special lines products. The decline in new business reflects the continuation of the “soft” market conditions. The strong profitability in the personal auto market over the last several years has resulted in increased competition, as evidenced by rate cutting by competitors and other non-price actions, such as increased advertising, relaxed underwriting standards and higher commission payments to agents and brokers. Solid increases in our renewal business helped contribute to the 5% increase in Personal Lines policies in force on a year-over-year basis at June 30, 2006. In our Commercial Auto business, for the second quarter and first six months of 2006, new applications increased 1% and 5%, respectively, while renewal business increased about 6% and 5%, respectively, and policies in force increased 10% over last year.
We filed 83 auto rate revisions in various states in the second quarter 2006, bringing the total to 146 for the year. The overall effect of these revisions was that our rates remained relatively flat. These rate changes, coupled with shifts in the mix of our personal auto business, contributed to a 4% and 3% decrease in average earned premium per policy for the second quarter 2006 and first six months of 2006, respectively, as compared to the same prior year periods. We will continue to assess market conditions on a state-by-state basis and aggressively look for market segments where we think we may be able to convert more business by moderating some of our future pricing activity while still maintaining service quality.

Another important element affecting growth is customer retention. We have seen a lengthening in retention since the end of the first quarter 2006 and year end 2005 in both our personal auto and Commercial Auto businesses. However, most personal auto tiers ended the second quarter at retention levels lower than at the end of the same period last year, while retention increased slightly in most Commercial Auto tiers. With a greater percentage of our premium coming from renewal business, increasing retention remains an area of continuing focus.
Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percent of net premiums earned, to analyze our results. For the three and six month periods ended June 30, our underwriting profitability measures were as follows:

	Three Months				Six Months
	2006		2005		2006		2005
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
(millions)	$	Margin	$	Margin	$	Margin	$	Margin

Personal Lines
Drive	$220.5	11.0%	$271.0	13.4%	$499.4	12.5%	$550.8	13.8%
Direct	143.2	13.1	135.6	13.3	296.6	13.7	267.8	13.4

Total Personal Lines	363.7	11.8	406.6	13.4	796.0	13.0	818.6	13.7
Commercial Auto	110.3	23.6	71.2	17.3	192.4	21.2	155.7	19.3
Other-indemnity[1]	3.5	NM	3.0	NM	6.0	NM	8.4	NM

Total underwriting operations	$477.5	13.4%	$480.8	13.9%	$994.4	14.1%	$982.7	14.4%

[1]	Underwriting margins are not meaningful (NM) for our other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.

Further underwriting results for our Personal Lines businesses, including its channel components, the Commercial Auto business and other-indemnity businesses, were as follows (details discussed below):

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
NET PREMIUMS WRITTEN
Personal Lines
Drive	$2,053.3	$2,066.3	(1)%	$4,085.6	$4,148.1	(2)%
Direct	1,093.0	1,038.0	5%	2,234.4	2,119.0	5%

Total Personal Lines	3,146.3	3,104.3	1%	6,320.0	6,267.1	1%
Commercial Auto	526.3	484.0	9%	1,022.6	920.3	11%
Other — indemnity	7.0	5.8	21%	13.7	11.5	19%

Total underwriting operations	$3,679.6	$3,594.1	2%	$7,356.3	$7,198.9	2%

NET PREMIUMS EARNED
Personal Lines
Drive	$1,999.9	$2,015.9	(1)%	$3,983.9	$3,991.3	—%
Direct	1,092.2	1,019.1	7%	2,159.2	1,991.7	8%

Total Personal Lines	3,092.1	3,035.0	2%	6,143.1	5,983.0	3%
Commercial Auto	466.6	412.0	13%	909.4	807.2	13%
Other — indemnity	5.7	6.8	(16)%	12.4	13.6	(9)%

Total underwriting operations	$3,564.4	$3,453.8	3%	$7,064.9	$6,803.8	4%

UNDERWRITING PERFORMANCE
Personal Lines — Drive
Loss and loss adjustment expense ratio	69.2	65.9	3.3 pts.	67.5	65.5	2.0 pts.
Underwriting expense ratio	19.8	20.7	(.9) pts.	20.0	20.7	(.7) pts.

Combined ratio	89.0	86.6	2.4 pts.	87.5	86.2	1.3 pts.

Personal Lines — Direct
Loss and loss adjustment expense ratio	67.1	66.4	.7 pts.	66.4	66.6	(.2) pts.
Underwriting expense ratio	19.8	20.3	(.5) pts.	19.9	20.0	(.1) pts.

Combined ratio	86.9	86.7	.2 pts.	86.3	86.6	(.3) pts.

Total Personal Lines
Loss and loss adjustment expense ratio	68.4	66.1	2.3 pts.	67.0	65.8	1.2 pts.
Underwriting expense ratio	19.8	20.5	(.7) pts.	20.0	20.5	(.5) pts.

Combined ratio	88.2	86.6	1.6 pts.	87.0	86.3	.7 pts.

Commercial Auto
Loss and loss adjustment expense ratio	57.3	62.3	(5.0) pts.	59.8	60.5	(.7) pts.
Underwriting expense ratio	19.1	20.4	(1.3) pts.	19.0	20.2	(1.2) pts.

Combined ratio	76.4	82.7	(6.3) pts.	78.8	80.7	(1.9) pts.

Total Underwriting Operations[1]
Loss and loss adjustment expense ratio	66.9	65.6	1.3 pts.	66.0	65.2	.8 pts.
Underwriting expense ratio	19.7	20.5	(.8) pts.	19.9	20.4	(.5) pts.

Combined ratio	86.6	86.1	.5 pts.	85.9	85.6	.3 pts.

Accident year — Loss and loss adjustment expense ratio	68.8	68.1	.7 pts.	68.4	68.2	.2 pts.

POLICIES IN FORCE	June	June
(at June 30) (in thousands)	2006	2005	Change
Personal Lines
Drive — Auto	4,554	4,492	1%
Direct — Auto	2,409	2,271	6%
Special Lines[2]	2,871	2,612	10%

Total Personal Lines	9,834	9,375	5%

Commercial Auto	502	455	10%

[1]	Combined ratios for the other-indemnity businesses are not presented separately due to the insignificant amount of premiums earned by such businesses. These businesses generated an underwriting profit of $3.5 million and $3.0 million for the three months ended June 30, 2006 and 2005, respectively, and $6.0 million and $8.4 million for the six months ended June 30, 2006 and 2005, respectively.

[2]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2006	2005	2006	2005
Change in loss and LAE reserves	$71.4	$142.2	$45.3	$204.0
Paid losses and LAE	2,312.8	2,122.4	4,621.7	4,229.2

Total incurred losses and LAE	$2,384.2	$2,264.6	$4,667.0	$4,433.2

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
During the second quarter and first six months of 2006, we continued to report favorable loss ratios, reflecting frequency and bodily injury severity below historical levels. Auto accident frequency was down about 2% in the three month and trailing twelve month periods ended June 30, 2006, compared to the same periods in 2005. For the same periods, bodily injury severity was up about 2% and severity in the property coverages was up about 5%. For the second quarter 2006, severity for personal injury protection increased about 9%, which is approximately 2-1/2 times greater than the rate of increase during the previous three quarters. We continue to analyze trends to distinguish changes in our experience from external factors versus those resulting from shifts in the mix of our business.
We monitor physical damage trend in evaluating our claims handling performance and capacity. Claims handling is our single largest cost and one of our most visible consumer experiences. During the second quarter 2006, claims quality remained consistent with the level achieved in 2005 and the first quarter of 2006, based on internal evaluations.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2006	2005	2006	2005
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$46.3	$32.6	$94.7	$69.0
Current accident year	14.3	13.9	21.6	11.0

Calendar year actuarial adjustment	$60.6	$46.5	$116.3	$80.0

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$46.3	$32.6	$94.7	$69.0
All other development	22.4	55.0	77.7	133.5

Total development	$68.7	$87.6	$172.4	$202.5

Combined ratio effect	1.9 pts.	2.5 pts.	2.4 pts.	3.0 pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. “All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates on specific claims. Although we believe that the favorable development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve adjustments that might be applicable to any one or more of those underlying factors.
As can be seen in the table above, the total development through the first six months of 2006 is 15% less than that experienced in the same period last year, and total development also has declined from the first quarter 2006. Nonetheless, this development contributed 2.4 points to our year-to-date combined ratio. The total prior year loss reserve development experienced in both the three and six month periods ended June 30, 2006 and 2005, was generally consistent across our business (e.g., product, distribution channel and state). Approximately 60% of the year-to-date development related to the immediately preceding accident year for both 2006 and 2005, with the remainder affecting the preceding accident years at a declining rate. These changes in estimates were made based on our actual loss experience involving the payment of claims, along with our evaluation of the needed reserves during these periods, as compared with the prior reserve levels for those claims.
While the modest changes in claim severity are very observable in the data as they develop, it is much more difficult to determine accurately the reasons for these changes. We believe that the changes in severity estimates are related to factors as diverse as improved vehicle safety, more favorable jury awards, better fraud control, tenure of our claims personnel and other process improvements in our claims organization. However, in our claims review process, we are unable to quantify the contribution of each such factor to the overall reserve adjustment for the year.
Over the last few years, including the first six months of 2006, we have experienced favorable reserve development. We believe the favorable development in 2005 and 2006 occurred as a result of a combination of industry-wide factors and internal claims handling improvements, resulting in more consistency in evaluating and settling personal injury claims. Our analysis of the current situation and historical trends, however, indicates that such improvements are not likely to result in a continuing reduction in the rate of growth in our cost structure indefinitely. We therefore consider it likely that the benefits from these improvements will level off and cost increases (e.g., medical costs) will affect our estimates of severity in the future, returning our severity trend to historically more normal levels in the 4% to 6% range for personal auto liability, primarily bodily injury, which is experiencing only a 2% increase over prior year.
We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2006.
Underwriting Expenses
Other underwriting expenses and policy acquisition costs expressed as a percent of premiums earned decreased .8 points and .5 points for the second quarter 2006 and the first six months 2006, respectively, as compared to the same periods last year, primarily reflecting lower employee gainsharing expense and a higher percentage of renewal business in the current year, which incurs lower expenses.

Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	1%	1%
Net premiums earned	2%	3%
Auto policies in force (at June 30)	NA	5%
NA=Not Applicable
Progressive’s Personal Lines business units write insurance for private passenger automobiles and recreational vehicles, and represents 86% of our second quarter and year-to-date 2006 net premiums written, which is fairly consistent with the same periods in 2005. Personal auto represented 86% and 90% of our total Personal Lines net premiums written for the second quarter and first six months of 2006, respectively, comparable to the same periods in 2005. In the second quarter and first six months of 2006, we experienced no growth in our personal auto business, while the special lines products (e.g., motorcycles, watercraft and RV’s) grew 7% and 6%, respectively; growth for our special lines products tends to peak in the second quarter of the year.
Total Personal Lines generated an 88.2 and 87.0 combined ratio for the second quarter and first six months of 2006, respectively, compared to an 86.6 and 86.3 for the same periods last year. Since the special lines products are typically used more in the warmer weather months, we typically experience higher loss costs during those periods. Nevertheless, the special lines results had little effect on the total Personal Lines combined ratio for both the second quarters 2006 and 2005 and had a favorable effect of about 1 point for both the first six months of 2006 and 2005. The Personal Lines business is comprised of the Drive and Direct business.
The Drive Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(1)%	(2)%
Net premiums earned	(1)%	—%
Auto policies in force (at June 30)	NA	1%
NA=Not Applicable
The Drive business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. The Drive business saw a decrease in new applications in both the second quarter and first six months of 2006, as compared to the same periods last year. Premium per application on new Drive auto business remained flat for both the second quarter and first six months of 2006, as compared to the same periods last year, while premium per application on renewal business was down modestly in both periods compared to last year. For both the second quarter and year-to-date 2006, the overall rate of conversion (i.e., converting a quote to a sale) was down on an increase in the number of auto quotes. However, within the Drive business, we are seeing a shift from traditional agent quoting, where the conversion rate is remaining stable, to quotes generated through third-party comparative rating systems or those initiated by consumers on the Internet, where the conversion rate is declining. We continue to analyze these areas separately to determine the best way to spur growth in the Drive channel. Retention in each of the Drive auto tiers ended the second quarter 2006 at levels higher than at both the end of the first quarter 2006 and year end 2005; however, results are mixed when compared to the same period last year.
The Drive expense ratio decreased .9 points and .7 points for the second quarter and first six months of 2006, respectively, as compared to the same periods last year, primarily reflecting a reduction in advertising costs, due to the significant advertising expenditures made in the first half of 2005 related to the launch of our Drive® Insurance from Progressive brand, along with the lower employee gainsharing expense.
The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	5%	5%
Net premiums earned	7%	8%
Auto policies in force (at June 30)	NA	6%
NA=Not Applicable
The Direct business includes business written directly by Progressive through 1-800-PROGRESSIVE or online at progressivedirect.com. The Direct business experienced a decrease in new applications in both the second quarter and first six months of 2006, as compared to the same periods last year, while the increase in renewal applications remained strong for both periods. The use of the Internet, either for complete or partial quoting, remained flat for the second quarter 2006, compared to the second quarter 2005, and was up modestly for the first six months of 2006, compared to the same period last year. Internet sales are the most significant source of the new business activity in the Direct channel. Quotes generated via the phone decreased significantly for the second quarter and first six months of 2006, as compared to the same periods last year. Conversion rates for phone- and Internet-initiated business both increased during the second quarter and first six months of 2006, with phone conversion rates being greater than those on the Internet. The increasing mix of Internet business, which has a lower conversion rate than phone, resulted in the overall conversion rate for the Direct business being down slightly for the second quarter and year-to-date 2006. Premium per application remained flat in both the second quarter and first six months of 2006 for both new and renewal Direct auto business. Direct auto has seen a lengthening in retention in almost every tier since the end of the first quarter 2006 and year end 2005; however, most tiers are still at retention levels lower than the same period last year.
The Direct expense ratio was down .5 points and .1 points for the second quarter and first six months of 2006, as compared to the same periods last year. The decrease is primarily due to a shift in the mix of business to more renewals and Internet-initiated business, which have lower acquisition costs, as well as lower employee gainsharing expenses, partially offset by increased advertising expenditures during the periods as compared to the same periods last year. The Progressive Direct® marketing efforts currently are aimed at breaking through the competitive noise of other insurance company advertisements and continue to emphasize the ease of doing business with Progressive and credible price comparisons provided to consumers. We are advertising on a national basis and supplement that coverage by local market media campaigns in over 100 designated market areas.
Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	9%	11%
Net premiums earned	13%	13%
Policies in force (at June 30)	NA	10%
NA=Not Applicable
Progressive’s Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, represented about 14% of our total second quarter and year-to-date net premiums written in both 2006 and 2005.

Commercial Auto net premiums written were generated either in the specialty commercial auto market or the light and local commercial auto market, with the specialty market accounting for slightly more than half of the total Commercial Auto premiums and just under 40% of the vehicles we insure. The specialty commercial auto market includes dump trucks, logging trucks and other short-haul commercial vehicles. The light and local commercial auto market includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
Growth in Commercial Auto for the second quarter was lower than that experienced in the first quarter 2006 and the same period last year, reflecting the softening of the commercial auto market. New applications in the Commercial Auto business increased about 1% and 5% for the second quarter and first six months of 2006, as compared to the same periods last year; policies in force had a strong increase of 10%. In February 2006, we entered West Virginia with our Commercial Auto product, bringing the total number of states in which we write commercial auto business to 48. We do not currently write Commercial Auto in Massachusetts and Hawaii, but are in discussion with the Massachusetts Department of Insurance for possible entry for Commercial Auto in late 2006 or early 2007. Retention lengthened slightly in all Commercial Auto tiers since the end of the first quarter 2006 and the year ended 2005, and is up slightly in most tiers from the end of the second quarter last year. We will continue to seek opportunities to market our products and identify ways to differentiate our offerings from those of our competitors, including, but not limited to, coverages, distribution channel and claims handling.
Since the Commercial Auto policies have higher limits (up to $1 million) than Personal Lines auto, we analyze the large loss trends and reserving in more detail to allow us to react quickly to changes in this exposure. Commercial Auto’s expense ratio decreased 1.3 points and 1.2 points, as compared to the second quarter and first six months last year, respectively, primarily due to lower advertising costs in 2006, reflecting the significant expenditures associated with the branding of Commercial Auto under Drive Insurance from Progressive during 2005 and lower employee gainsharing expenses, as well as increased involuntary market assessments incurred in 2005.
Other-Indemnity
Progressive’s other-indemnity businesses, which represent less than 1% of our year-to-date net premiums earned, primarily include writing professional liability insurance for community banks and our run-off businesses. The underwriting profit (loss) in these businesses may fluctuate widely due to the insignificant premium volume and the run-off nature of some of these products.
Service Businesses
Our service businesses include providing insurance-related services. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. These service businesses represent less than 1% of our year-to-date revenues. The significant decrease in revenues reflects the cyclical downturn in the involuntary commercial auto market. Expenses are increasing, despite the reduction in revenues, primarily due to the costs associated with our Total Loss Concierge program, through which we find and offer policyholders and claimants the choice of a replacement vehicle, rather than just payment, upon the total loss of their automobile.
Income Taxes
Progressive’s income tax position, which includes both deferred taxes and income taxes payable, was a net asset at June 30, 2006 and December 31, 2005 compared to a net liability at June 30, 2005. The net asset balance at June 30, 2006 and December 31, 2005, reflected an increase in our net deferred tax asset from June 30, 2005. In addition, the net asset balance at December 31, 2005, reflects estimated payments in excess of our actual current liability for 2005 due to lower fourth quarter 2005 income.

Investments
Portfolio Allocation
The composition of the investment portfolio at June 30 was:

			Gross		% of
		Gross	Unrealized	Market	Total	Duration
(millions)	Cost	Unrealized Gains	Losses	Value	Portfolio	(Years)	Rating[1]

2006
Fixed maturities	$10,574.9	$26.2	$(214.2)	$10,386.9	70.8%	3.7	AA+
Preferred stocks	1,462.0	13.6	(24.8)	1,450.8	9.9	1.7	A-
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—	—	—
Auction rate preferred stocks	164.0	.2	—	164.2	1.1	<1	AA-
Other short-term investments[2]	556.1	—	—	556.1	3.8	<1	A+

Total short-term investments	720.1	.2	—	720.3	4.9	<1	A+

Total fixed income	12,757.0	40.0	(239.0)	12,558.0	85.6	3.3	AA
Common equities	1,441.4	683.6	(15.2)	2,109.8	14.4	na	na

Total portfolio[3,4]	$14,198.4	$723.6	$(254.2)	$14,667.8	100.0%	3.3	AA

2005
Fixed maturities	$8,566.6	$120.5	$(49.1)	$8,638.0	61.7%	3.0	AA+
Preferred stocks	1,146.7	19.1	(12.3)	1,153.5	8.3	2.2	A-
Short-term investments:
Auction rate municipal obligations	540.6	—	—	540.6	3.9	<1	AAA-
Auction rate preferred stocks	340.2	.7	—	340.9	2.4	<1	A+
Other short-term investments[2]	1,385.2	—	—	1,385.2	9.9	<1	AA+

Total short-term investments	2,266.0	.7	—	2,266.7	16.2	<1	AA+

Total fixed income	11,979.3	140.3	(61.4)	12,058.2	86.2	2.4	AA
Common equities	1,402.2	542.8	(8.5)	1,936.5	13.8	na	na

Total portfolio[3,4]	$13,381.5	$683.1	$(69.9)	$13,994.7	100.0%	2.4	AA

na = not applicable

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on market value and assign a numeric score to each credit rating based on a scale from 0-5.

[2]	Other short-term investments include Eurodollar deposits, commercial paper and other investments, which are expected to mature within one year.

[3]	Includes net unsettled security acquisitions of $231.2 million and $111.0 million at June 30, 2006 and 2005, respectively.

[4]	June 30, 2006 and 2005 totals include $1.8 billion and $1.0 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.
As of June 30, 2006, our portfolio had $469.4 million of net unrealized gains, compared to $613.2 million at June 30, 2005 and $600.1 million at December 31, 2005. During the second quarter 2006, the fixed-income portfolio’s valuation decreased $53.1 million, primarily reflecting the increase in interest rates during the period. The common stock portfolio had a decrease of $42.7 million, reflecting the general decline in the equity market.
Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, short-term investments and preferred stocks, had a duration of 3.3 years at June 30, 2006, compared to 3.2 years at December 31, 2005, and 2.4 years at June 30, 2005. After adjustments to exclude unsettled security transactions, the allocation of fixed-income securities at June 30, 2006, was 85.4% of the total portfolio, compared to 86.1% at June 30, 2005.

The fixed-maturity securities and short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	June 30, 2006		June 30, 2005
Investment-grade fixed maturities:
Short/intermediate term	$10,881.1	98.0%	$10,661.4	97.8%
Long term[1]	22.5	.2	58.9	.5
Non-investment-grade fixed maturities[2]	203.6	1.8	184.4	1.7

Total	$11,107.2	100.0%	$10,904.7	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater.

[2]	These securities are non-rated or have a quality rating of BB+ or lower.
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at June 30:

		% of Asset-Backed	Duration
(millions)	Market Value	Securities	(years)	Rating

2006
Collateralized mortgage obligations	$433.2	21.3%	2.2	AAA

Commercial mortgage-backed obligations	646.8	31.9	3.3	AAA-
Commercial mortgage-backed obligations: interest-only	697.7	34.4	2.1	AAA-

	1,344.5	66.3	2.7	AAA-

Other asset-backed securities:
Automobile	2.5	.1	.1	AAA
Home equity	123.8	6.1	.6	AAA
Other	124.9	6.2	1.0	A+

	251.2	12.4	.8	AA

Total asset-backed securities	$2,028.9	100.0%	2.3	AAA-

2005
Collateralized mortgage obligations	$587.7	22.9%	2.4	AAA

Commercial mortgage-backed obligations	334.5	13.0	3.0	AA-
Commercial mortgage-backed obligations: interest-only	707.6	27.6	2.4	AAA

	1,042.1	40.6	2.6	AA+

Other asset-backed securities:
Automobile	548.9	21.4	.8	AAA-
Home equity	256.0	10.0	.9	AAA
Other	129.8	5.1	1.5	AA-

	934.7	36.5	1.0	AAA-

Total asset-backed securities	$2,564.5	100.0%	1.9	AAA-

Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	June 30, 2006		June 30, 2005
Common stocks	$2,094.4	99.3%	$1,913.8	98.8%
Other risk investments	15.4	.7	22.7	1.2

Total common equities	$2,109.8	100.0%	$1,936.5	100.0%

Common equities comprised 14.6% and 13.9% of the total portfolio, excluding the net unsettled security transactions, at June 30, 2006 and 2005, respectively. Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. To maintain high correlation with the Russell 1000, we held approximately 71% of the common stocks comprising the index at June 30, 2006. Our individual holdings are selected based on their contribution to the correlation with the index. Our common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis. For the first six months of 2006 and 2005, the GAAP return was within the designated tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $1.8 million of open funding commitments at June 30, 2006.
Trading Securities
Trading securities are entered into for the purpose of near-term profit generation. We did not have any trading securities, with the exception of the derivatives classified as trading discussed below, at any time during the first six months of 2006 and 2005.
Derivative Instruments
From time to time, we invest in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. We had no risk management derivatives at any time during the first six months of 2006 or 2005.
Derivative instruments may also be used for trading purposes or classified as trading derivatives due to the characteristics of the transaction. As of the end of the second quarter 2006, we held three credit default protection derivatives, which were sold on three separate issuers and matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. Our open derivative positions had a notional amount of $115.0 million at June 30, 2006. During the quarter, one derivative position, with a notional amount of $15.0 million, matured. At June 30, 2005, the derivative positions held had a notional amount of $65.0 million. For the second quarter and first six months of 2006, these positions generated a net gain of $2.8 million and $8.0 million, respectively, compared to $1.9 million for both the second quarter and first six months of 2005. The amount and results of the derivative and Treasury positions are immaterial to our financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio, with the net gain reported as a component of net realized gains (losses) on securities.
Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) increased 25% and 26% for the second quarter and first six months of 2006, respectively, compared to the same periods last year, primarily the result of higher yields on new acquisitions through cash inflows from operations and portfolio turnover. Asset growth contributed the remainder of the income increase.

We report total return to reflect more accurately the management philosophy of the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on securities. We generated the following investment results for the periods ended June 30:

	Three Months		Six Months
	2006	2005	2006	2005
Pretax recurring investment book yield	4.7%	4.0%	4.5%	3.9%
Weighted average FTE book yield	5.3%	4.7%	5.2%	4.6%
FTE total return:
Fixed-income securities	.7%	2.4%	1.2%	2.2%
Common stocks	(1.2)%	2.1%	3.4%	.4%
Total portfolio	.5%	2.3%	1.5%	1.9%
Realized Gains/Losses
The components of net realized gains (losses) for the periods ended June 30 were:

	Three Months		Six Months
(millions)	2006	2005	2006	2005
Gross realized gains:
Fixed maturities	$6.8	$22.1	$13.3	$40.2
Preferred stocks	—	—	—	—
Common equities	10.3	.9	19.3	7.2
Short-term investments
Auction rate municipal obligations	.1	—	.1	—
Auction rate preferred stocks	—	—	—	—
Other short-term investments	—	—	—	—

	17.2	23.0	32.7	47.4

Gross realized losses:
Fixed maturities	36.4	18.5	46.5	24.2
Preferred stocks	—	—	3.2	—
Common equities	7.8	8.3	9.4	16.8
Short-term investments
Auction rate municipal obligations	.1	—	.1	—
Auction rate preferred stocks	—	—	.1	—
Other short-term investments	—	—	—	—

	44.3	26.8	59.3	41.0

Net realized gains (losses) on securities:
Fixed maturities	(29.6)	3.6	(33.2)	16.0
Preferred stocks	—	—	(3.2)	—
Common equities	2.5	(7.4)	9.9	(9.6)
Short-term investments
Auction rate municipal obligations	—	—	—	—
Auction rate preferred stocks	—	—	(.1)	—
Other short-term investments	—	—	—	—

	$(27.1)	$(3.8)	$(26.6)	$6.4

Per share	$(.02)	$—	$(.02)	$.01

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
Fixed-income and equity securities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for, and timing of, recovery does not satisfy the criteria set forth in current accounting guidance.
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
When a security in our investment portfolio has an unrealized loss in market value that is deemed to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the periods ended June 30 was as follows:

	Three Months			Six Months
		Write-downs	Write-downs		Write-downs	Write-downs
	Total	On Securities	On Securities	Total	On Securities	On Securities
(millions)	Write-downs	Sold	Held at Period End	Write-downs	Sold	Held at Period End
2006
Fixed income	$.8	$—	$.8	$1.1	$.3	$.8
Common equities	.8	.8	—	2.4	2.0	.4

Total portfolio	$1.6	$.8	$.8	$3.5	$2.3	$1.2

2005
Fixed income	$9.0	$3.8	$5.2	$10.0	$3.8	$6.2
Common equities	1.2	—	1.2	1.6	—	1.6

Total portfolio	$10.2	$3.8	$6.4	$11.6	$3.8	$7.8

The following table stratifies the gross unrealized losses in our portfolio at June 30, 2006, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different than that stated above.
(millions)

		Total
	Total	Gross
	Market	Unrealized	Decline of Investment Value
Total Portfolio	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$2,369.7	$20.7	$1.1	$.5	$.5	$—
Unrealized loss for 2 quarters	2,862.4	66.9	.6	.4	—	—
Unrealized loss for 3 quarters	792.1	21.1	—	—	—	—
Unrealized loss for 1 year or longer	4,077.7	145.5	.3	.1	.1	.1

	$10,101.9	$254.2	$2.0	$1.0	$.6	$.1

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs. However, if we had decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, we would have recognized an additional $.1 million of OTI losses in the income statement.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income or book value.
Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds were invested in AA or higher financial institution obligations with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in short supply. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the six months ended June 30, 2006, our largest single outstanding balance of repurchase commitments was $2.6 billion open for 5 days, with an average daily balance of $1.8 billion for the period. We had no open repurchase commitments at June 30, 2006 and 2005. We earned income of $1.2 million and $1.0 million on repurchase commitments during the three months ended June 30, 2006 and 2005, respectively, and earned $2.5 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 3.3 years at June 30, 2006 and 3.2 years at December 31, 2005. The weighted average beta of the equity portfolio was 1.0 at June 30, 2006 and 1.0 at December 31, 2005, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2005.
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

(millions)	June 30, 2006	December 31, 2005
22-Day VaR
Fixed-income portfolio	$(119.3)	$(106.0)
% of portfolio	(1.0)%	(.9)%

Equity portfolio	$(129.1)	$(84.6)
% of portfolio	(6.1)%	(4.1)%

Total portfolio	$(189.5)	$(137.4)
% of portfolio	(1.3)%	(1.0)%

66-Day VaR
Fixed-income portfolio	$(204.5)	$(181.9)
% of portfolio	(1.6)%	(1.5)%

Equity portfolio	$(213.7)	$(140.7)
% of portfolio	(10.1)%	(6.8)%

Total portfolio	$(318.4)	$(230.9)
% of portfolio	(2.2)%	(1.6)%
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in the risk factors that were discussed in our Annual Report on
Form 10-K for the year ended December 31, 2005
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of		Part of Publicly	Be Purchased Under
2006	Shares	Average Price Paid	Announced Plans or	the Plans or
Calendar Month	Purchased[1]	per Share[1]	Programs	Programs

April	668,704	$107.17	12,862,416	62,137,584
May pre-split	331,496	107.94	13,193,912	61,806,088
May post-split	1,932,200	27.16	15,126,112	65,292,152
June	4,137,204	26.01	19,263,316	61,154,948

Total	7,069,604	$37.84 [2]

[1]	We did not split treasury shares.

[2]	Represents a blended average price per shares; the average price per share was $107.42 on the shares purchased prior to the stock split and $26.38 on the shares purchased post-split.
In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. On April 21, 2006, the Board approved an increase to the number of Common Shares available for repurchase under this authorization to adjust for the 4-for-1 stock split; the 1,806,088 shares available for repurchase as of May 8, 2006, the record date of the stock split, were adjusted for the stock split.
In addition, on April 21, 2006, the Board set a new authorization to repurchase 60 million Common Shares (on a post-split basis) to be used in addition to, and after completion of, the remaining repurchases available under the April 2003, split-adjusted authorization.
Item 5. Other Information
On April 21, 2006, we granted time-based restricted stock awards covering a total of 15,312 Common Shares to our non-employee directors. These awards are scheduled to vest on March 21, 2007, and had an aggregate dollar value of approximately $1.6 million at the date of grant.
On June 5, 2006, Progressive granted time-based restricted stock awards covering a total of 6,000 Common Shares to two executive officers, under Progressive’s 2003 Incentive Plan; on July 3, 2006, awards covering 3,000 Common Shares were granted to an additional executive officer. These awards were granted at a closing price of $26.91 and $25.75, respectively, as reported on the New York Stock Exchange, on the respective date of grant. As a consequence, these awards had an aggregate dollar value of approximately $.2 million. The time-based restricted stock awards vest in equal installments on January 1 of 2009, 2010 and 2011, respectively.

Dividends will be paid on these restricted stock awards when and as declared by Progressive’s Board of Directors. In addition, the participants have the right to vote restricted Common Shares prior to the vesting date.
See “Item 5—Other Information” in Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2006, for details regarding the restricted stock awards granted in the first quarter 2006.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2006 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.
Item 6. Exhibits
See exhibit index on page 32.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)
Date: August 3, 2006	BY:	/s/ W. Thomas Forrester
W. Thomas Forrester
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Under	Form 10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit
Item 601	Number	Description of Exhibit	was Previously Filed with SEC
(10)(iii)	10(A)	Employment Agreement dated July 17, 2006 between The Progressive Corporation and John A. Barbagallo	Filed herewith

(10)(iii)	10(B)	Employment Agreement dated July 17, 2006 between The Progressive Corporation and John P. Sauerland	Filed herewith

(10)(iii)	10(C)	Employment Agreement dated July 17, 2006 between The Progressive Corporation and Brian A. Silva	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31(A)	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31(B)	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, W. Thomas Forrester	Filed herewith

(32)	32(A)	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32(B)	Section 1350 Certification of the Principal Financial Officer, W. Thomas Forrester	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith