Form 10-Q
period 2006-09-30
PROGRESSIVE CORP/OH/
filed 2006-11-02
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
     Common Shares, $1.00 par value 761,687,647 outstanding at September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months
			%			%
Periods Ended September 30,	2006	2005	Change	2006	2005	Change
(millions – except per share amounts)
Revenues:
Net premiums earned	$3,544.3	$3,478.9	2	$10,609.2	$10,282.7	3
Investment income	169.8	138.0	23	484.0	388.2	25
Net realized gains (losses) on securities	2.4	(4.1)	NM	(24.2)	2.3	NM
Service revenues	7.3	9.7	(25)	23.6	31.2	(24)

Total revenues	3,723.8	3,622.5	3	11,092.6	10,704.4	4

Expenses:
Losses and loss adjustment expenses	2,367.7	2,467.8	(4)	7,034.7	6,901.0	2
Policy acquisition costs	359.7	364.7	(1)	1,086.7	1,087.0	—
Other underwriting expenses	365.7	312.2	17	1,042.2	977.8	7
Investment expenses	2.9	2.9	—	8.8	8.8	—
Service expenses	6.2	6.4	(3)	19.3	18.4	5
Interest expense	18.5	20.7	(11)	58.4	62.2	(6)

Total expenses	3,120.7	3,174.7	(2)	9,250.1	9,055.2	2

Income before income taxes	603.1	447.8	35	1,842.5	1,649.2	12
Provision for income taxes	193.5	142.5	36	595.9	536.9	11

Net income	$409.6	$305.3	34	$1,246.6	$1,112.3	12

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	763.2	783.1	(3)	779.7	789.1	(1)

Per share	$.54	$.39	38	$1.60	$1.41	13

Diluted:
Average shares outstanding	763.2	783.1	(3)	779.7	789.1	(1)
Net effect of dilutive stock-based compensation	9.0	11.4	(21)	9.8	11.6	(16)

Total equivalent shares	772.2	794.5	(3)	789.5	800.7	(1)

Per share	$.53	$.38	38	$1.58	$1.39	14

Dividends per Share	$.00875	$.00750	17	$.02375	$.02250	6

NM = Not Meaningful
All share and per share amounts were adjusted for the May 18, 2006, 4-for-1 stock split.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September, 30,		December 31,
	2006	2005	2005
(millions)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $10,017.7, $10,420.3 and $10,260.7)	$10,044.3	$10,397.8	$10,221.9
Equity securities:
Preferred stocks (cost: $1,523.0, $1,188.2 and $1,217.0)	1,535.4	1,192.8	1,220.3
Common equities (cost: $1,454.9, $1,413.0 and $1,423.4)	2,215.9	2,016.9	2,058.9
Short-term investments (amortized cost: $1,057.3, $918.9 and $773.5)	1,057.9	919.2	773.6

Total investments	14,853.5	14,526.7	14,274.7
Cash	14.5	6.9	5.6
Accrued investment income	155.5	119.0	133.1
Premiums receivable, net of allowance for doubtful accounts of $116.7, $105.2 and $116.3	2,698.6	2,627.7	2,500.7
Reinsurance recoverables, including $58.1, $52.0 and $58.5 on paid losses	387.0	391.4	405.7
Prepaid reinsurance premiums	98.1	114.6	103.7
Deferred acquisition costs	477.3	477.5	444.8
Income taxes	36.1	65.4	138.3
Property and equipment, net of accumulated depreciation of $585.5, $575.7 and $562.0	941.6	695.8	758.7
Other assets	184.0	130.1	133.3

Total assets	$19,846.2	$19,155.1	$18,898.6

Liabilities and Shareholders’ Equity
Unearned premiums	$4,658.1	$4,575.9	$4,335.1
Loss and loss adjustment expense reserves	5,724.3	5,737.4	5,660.3
Accounts payable, accrued expenses and other liabilities	1,564.3	1,746.5	1,510.8
Debt[1]	1,185.4	1,284.8	1,284.9

Total liabilities	13,132.1	13,344.6	12,791.1

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0, 600.0 and 600.0; issued 798.7, 213.1 and 213.1, including treasury shares of 37.0, 16.0 and 15.8)	761.7	197.1	197.3
Paid-in capital	837.2	830.6	848.2
Unamortized restricted stock[2]	—	(68.9)	(62.7)
Accumulated other comprehensive income:
Net unrealized gains on securities	520.4	381.1	390.1
Net unrealized gains on forecasted transactions	7.8	8.9	8.6
Retained earnings	4,587.0	4,461.7	4,726.0

Total shareholders’ equity	6,714.1	5,810.5	6,107.5

Total liabilities and shareholders’ equity	$19,846.2	$19,155.1	$18,898.6

[1]	Includes current and non-current debt. See Note 4-Debt.

[2]	Reclassified pursuant to the adoption of SFAS 123 (R); See Note 2 – Stock-Based Compensation for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2006	2005
(millions)
Cash Flows From Operating Activities
Net income	$1,246.6	$1,112.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76.0	68.5
Amortization of fixed maturities	162.9	140.3
Amortization of stock-based compensation	18.7	24.0
Net realized (gains) losses on securities	24.2	(2.3)
Gain on sale of property and equipment	(5.8)	—
Changes in:
Unearned premiums	323.0	467.9
Loss and loss adjustment expense reserves	64.0	451.8
Accounts payable, accrued expenses and other liabilities	136.5	137.7
Prepaid reinsurance premiums	5.6	5.2
Reinsurance recoverables	18.7	(9.8)
Premiums receivable	(197.9)	(340.5)
Deferred acquisition costs	(32.5)	(45.3)
Income taxes	32.0	(62.3)
Tax benefit from exercise/vesting of stock-based compensation[1]	—	31.9
Other, net	(68.8)	(54.5)

Net cash provided by operating activities	1,803.2	1,924.9
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(5,203.6)	(6,546.5)
Equity securities	(720.4)	(770.2)
Short-term investments — auction rate securities	(1,339.5)	(7,510.0)
Sales:
Fixed maturities	4,707.3	4,591.4
Equity securities	221.5	35.2
Short-term investments — auction rate securities	1,351.6	7,812.5
Maturities, paydowns, calls and other:
Fixed maturities	546.3	402.9
Equity securities	165.9	158.7
Net (purchases) sales of short-term investments — other	(294.5)	160.2
Net unsettled security transactions	(70.5)	277.1
Purchases of property and equipment	(267.3)	(132.4)
Sale of property and equipment	14.0	36.1

Net cash used in investing activities	(889.2)	(1,485.0)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	31.5	35.7
Tax benefit from exercise/vesting of stock-based compensation[1]	27.4	—
Payment of debt	(100.0)	—
Dividends paid to shareholders	(18.5)	(17.8)
Acquisition of treasury shares	(845.5)	(470.9)

Net cash used in financing activities	(905.1)	(453.0)

Increase (decrease) in cash	8.9	(13.1)
Cash, January 1	5.6	20.0

Cash, September 30	$14.5	$6.9

[1]	Reclassified pursuant to the adoption of SFAS 123 (R).
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
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended September 30, 2006, are not necessarily indicative of the results expected for the full year.
On April 21, 2006, the Board of Directors approved a 4-for-1 stock split that was paid in the form of a stock dividend on May 18, 2006. All applicable share and per share amounts were adjusted for the stock split.
Note 2 Stock-Based Compensation — As of January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.
We adopted SFAS 123(R) using the modified prospective method as of January 1, 2006. As a result, our consolidated financial statements for the nine months ended September 30, 2006, reflect the effect of SFAS 123(R), including the reclassification of any unamortized restricted stock (i.e., unearned compensation) against paid-in capital for restricted stock awards accounted for as “equity awards” and against other liabilities for the restricted stock awards accounted for as “liability awards” (i.e., 2003 and 2004 restricted stock awards deferred pursuant to our deferred compensation plans). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123(R).
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
For the nine months ended September 30, 2006, the pre-tax expense of our stock-based compensation was $18.7 million (tax benefit of $6.5 million), of which $.9 million related to our unvested outstanding stock options. We used the modified Black-Scholes pricing model to calculate the fair value of the options awarded as of the date of grant.

The following table shows the effect on net income and earnings per share had the fair value based method been applied to all outstanding and unvested stock option awards for the nine months ended September 30, 2005:

(millions, except per share amounts)
Net income, as reported	$1,112.3
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all stock option awards, net of related tax effects	(1.9)

Net income, pro forma	$1,110.4

Earnings per share
Basic – as reported	$1.41
Basic – pro forma	1.41

Diluted – as reported	$1.39
Diluted – pro forma	1.39
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
As highlighted above, the adoption of SFAS 123(R) had minimal effect on our financial results. In 2006, under SFAS 123(R), we began to record an estimate for expected forfeitures of restricted stock based on our historical forfeiture rates. Prior to adoption, we accounted for forfeitures as they occurred, as permitted under accounting standards then in effect. In addition, we shortened the vesting periods of certain stock-based awards based on the “qualified retirement dates,” as defined in our incentive compensation plans. The cumulative effect of adopting these changes was not material to our financial statements for the nine months ended September 30, 2006.
Stock-Based Incentive Compensation Plans Our stock-based incentive compensation plans provide for the granting of restricted stock awards to key members of management and the non-employee directors. Prior to 2003, we granted non-qualified stock options as stock-based incentive compensation (see below).
Our 2003 Incentive Plan, which provides for the granting of stock-based awards, including restricted stock awards, to key employees of Progressive, has 19.4 million shares currently authorized on a post-split basis, net of restricted stock awards cancelled; 13.5 million shares remain available for future restricted stock grants. Our 1995 Incentive Plan and 1989 Incentive Plan have expired; however, awards made under those plans prior to their respective expirations are still in effect.
In 2003, we began issuing restricted stock awards in lieu of stock options. The restricted stock awards are issued as either time-based or performance-based awards. The time-based awards vest in equal installments upon the lapse of a specified period of time, typically over three, four and five year periods. The vesting period (i.e., requisite service period) must be a minimum of six months and one day. The performance-based awards vest upon the achievement of predetermined performance goals. The performance-based awards are granted to approximately 50 executives and senior managers, in addition to their time-based awards, to provide additional compensation for achieving pre-established profitability and growth targets. Generally, the restricted stock awards are expensed pro rata over their respective vesting periods based on the market value of the awards at the time of grant. However, for restricted stock awards granted in 2003 and 2004 that were deferred pursuant to our deferred compensation plan, we record expense on a pro rata basis based on the current market value of Common Shares at the end of the reporting period; these awards are accounted for as liability awards.
Prior to 2003, we granted nonqualified stock options for terms up to ten years. These options became or will become exercisable at various dates not earlier than six months after the date of grant, and remain exercisable for specified periods thereafter. All options granted had an exercise price equal to the market value of the Common Shares on the date of grant and, under the then applicable accounting guidance, no compensation expense was recorded. Pursuant to the adoption of SFAS 123(R), on January 1, 2006, we began expensing the remaining unvested stock option awards. All option exercises are settled in Progressive Common Shares from either existing treasury shares or newly issued shares.
A summary of all employee restricted stock activity during the period indicated follows:

	Nine Months Ended
	September 30, 2006
		Weighted
		Average
	Number of	Grant Date
Nonvested restricted stock outstanding	Shares	Fair Value
Beginning of period	5,442,988	$20.21
Add (deduct):
Granted	1,789,759	26.55
Vested	(567,824)	16.60
Forfeited	(450,524)	21.75

End of period	6,214,399	$22.25

Available, end of period [1]	13,486,953

[1]	Represents shares available under the 2003 Incentive Plan, after the granting of restricted stock awards.
There were 447,608 non-deferred restricted stock awards which vested during the nine months ended September 30, 2006. The aggregate pre-tax intrinsic value of these non-deferred awards, based on the average of the high and low stock price on the day prior to vesting, was $5.6 million. There was no intrinsic value attributed to the 120,216 deferred restricted stock awards that vested during the nine months ended September 30, 2006, since, as previously discussed, these awards were granted in 2003 or 2004 and, therefore, were expensed based on the current market value at the end of each reporting period.
A summary of all employee stock option activity during the period indicated follows:

	Nine Months Ended
	September 30, 2006
		Weighted
		Average
	Number of	Grant Date
Nonvested stock options outstanding	Shares	Fair Value
Beginning of period	4,232,220	$4.76
Add (deduct):
Vested	(3,053,352)	4.36
Forfeited	(88,338)	5.81

End of period	1,090,530	$5.82

	Nine Months Ended
	September 30, 2006
		Weighted
	Number of	Average
Options outstanding	Shares	Exercise Price
Beginning of period	19,621,476	$8.44
Add (deduct):
Exercised	(3,867,095)	8.06
Forfeited	(222,398)	12.07

End of period	15,531,983	$8.48

Exercisable, end of period	14,441,453	$8.14

The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2006, was $70.5 million, based on the actual stock price at time of exercise.
During the nine months ended September 30, 2006, we recognized $18.7 million, or $12.2 million after taxes, of compensation expense related to our outstanding unvested restricted stock and stock option awards. At September 30, 2006, the total compensation cost related to unvested awards not yet recognized was $79.3 million. This compensation expense will be recognized into the income statement over the weighted-average period of 2.24 years.
The following employee stock options were outstanding or exercisable as of September 30, 2006:

		Weighted	Aggregate	Weighted Average
	Number of	Average	Intrinsic Value	Remaining
	Shares	Exercise Price	(in millions)	Contractual Life
Options outstanding	15,531,983	$8.48	$249.4	3.42 years
Options exercisable	14,441,453	$8.14	$236.9	3.29 years
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $24.54 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. All of the exercisable options at September 30, 2006, were “in-the-money.”
See “Item 5-Other Information” in Part II of this Form 10-Q for details regarding the restricted stock awards granted during the third quarter 2006.
Note 3 Supplemental Cash Flow Information — We paid income taxes of $534.0 million and $571.0 million during the nine months ended September 30, 2006 and 2005, respectively. Total interest paid was $63.6 million for both the nine months ended September 30, 2006 and 2005. Non-cash activity includes the liability for deferred restricted stock compensation (prior to the adoption of SFAS 123(R)) and the changes in net unrealized gains (losses) on investment securities.
Progressive implemented a 4-for-1 stock split in the form of a stock dividend to shareholders on May 18, 2006. We reflected the issuance of the additional Common Shares by transferring $585.9 million from retained earnings to the common stock account. All per share and equivalent share amounts were adjusted to give effect to the split. Treasury shares were not split.

Note 4 Debt — Debt at September 30 consisted of:

	2006		2005
	Carrying	Market	Carrying	Market
(millions)	Value	Value	Value	Value
7.30% Notes due 2006	$—	$—	$100.0	$101.9
6.375% Senior Notes due 2012	348.2	366.8	347.9	375.3
7% Notes due 2013	149.1	164.0	149.0	168.0
6 5/8% Senior Notes due 2029	294.3	323.5	294.2	334.1
6.25% Senior Notes due 2032	393.8	408.2	393.7	425.2

	$1,185.4	$1,262.5	$1,284.8	$1,404.5

Note 5 Comprehensive Income — Total comprehensive income was $624.6 million and $287.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $1,376.1 million and $1,057.5 million for the nine months ended September 30, 2006 and 2005, respectively.
Note 6 Dividends — On September 30, 2006, we paid a quarterly dividend of $.00875 per Common Share to shareholders of record as of the close of business on September 8, 2006. The dividend was declared by the Board of Directors on August 18, 2006.
On October 13, 2006, the Board of Directors declared a quarterly dividend of $.00875 per Common Share payable December 31, 2006, to shareholders of record at the close of business on December 8, 2006. This will be our final quarterly dividend payment prior to moving to our annual variable dividend policy in 2007, with the first payout expected in early 2008.
Note 7 Segment Information — Our Personal Lines business units write insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto business unit writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses. Our other-indemnity businesses primarily include writing professional liability insurance for community banks and managing our run-off businesses. Our service businesses include providing insurance-related services, primarily policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/ Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.
Following are the operating results for the periods ended September 30:

	Three Months				Nine Months
	2006		2005		2006		2005
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Drive	$1,973.0	$223.7	$2,010.4	$151.9	$5,956.9	$723.1	$6,001.7	$702.7
Direct	1,091.2	142.6	1,036.7	118.0	3,250.4	439.2	3,028.4	385.8

Total Personal Lines[1]	3,064.2	366.3	3,047.1	269.9	9,207.3	1,162.3	9,030.1	1,088.5
Commercial Auto	473.8	85.8	425.1	65.2	1,383.2	278.2	1,232.3	220.9
Other-indemnity	6.3	(.9)	6.7	(.9)	18.7	5.1	20.3	7.5

Total underwriting operations	3,544.3	451.2	3,478.9	334.2	10,609.2	1,445.6	10,282.7	1,316.9
Service businesses	7.3	1.1	9.7	3.3	23.6	4.3	31.2	12.8
Investments[2]	172.2	169.3	133.9	131.0	459.8	451.0	390.5	381.7
Interest expense	—	(18.5)	—	(20.7)	—	(58.4)	—	(62.2)

	$3,723.8	$603.1	$3,622.5	$447.8	$11,092.6	$1,842.5	$10,704.4	$1,649.2

[1]	Personal automobile insurance accounted for 91% of the total Personal Lines segment net premiums earned in the third quarter 2006, and 92% for the first nine months of 2006, as well as both the third quarter and first nine months of 2005.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax profit (loss) expressed as a percent of net premiums earned (i.e., “Revenues” in the table above). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the periods ended September 30:

	Three Months				Nine Months
	2006		2005		2006		2005
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Drive	11.3%	88.7	7.6%	92.4	12.1%	87.9	11.7%	88.3
Direct	13.1	86.9	11.4	88.6	13.5	86.5	12.7	87.3
Total Personal Lines	12.0	88.0	8.9	91.1	12.6	87.4	12.1	87.9
Commercial Auto	18.1	81.9	15.3	84.7	20.1	79.9	17.9	82.1
Other-indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	12.7	87.3	9.6	90.4	13.6	86.4	12.8	87.2

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
Note 8 Litigation – One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.
In addition, various Progressive entities are named as a defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our total loss evaluation methodology or handling, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of preferred provider rates for payment of personal injury protection claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, infringement of intellectual property rights, policy implementation and renewal procedures and cases challenging other aspects of our claims and marketing practices and business operations.
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
Note 9 Reclassifications –In the Consolidated Statements of Cash Flows, short-term investments were reclassified between “auction rate securities” and “other” for 2005 to comply with the presentation requirements under SFAS 95, “Statement of Cash Flows,” and SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”; there was no impact on net cash used in investing activities.

Note 10 New Accounting Standards — The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which provides guidance for recognizing and measuring the financial statement impact of tax positions taken or expected to be taken in a tax return. This interpretation is effective beginning January 1, 2007. Pursuant to this interpretation, Progressive has determined that it will be required to accrue a liability and is in the process of quantifying the amount, although we currently do not expect it to have a material effect on our results. Any such liability will be recorded as an adjustment to retained earnings effective January 1, 2007.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends portions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activity,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 provides guidance for accounting for certain securities with embedded derivative instruments and is effective for financial instruments issued or acquired after an entity’s first fiscal year that begins after September 15, 2006 (January 1, 2007 for calendar-year companies). Since this statement is applied on a prospective basis, it will not impact our historical financial statements. To the extent we acquire any of the covered securities after January 1, 2007, the change in fair value of such securities will be reflected in our income statement.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” and SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 157 does not require any new fair value measurements, but provides consistency and comparability in fair value measurements and expands disclosure about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for calendar-year companies) and will not have an effect on our financial condition, cash flows or results of operations. We also believe that SFAS 157 will not require any significant changes in our disclosure of fair value for our investment portfolio.
SFAS 158 requires companies to recognize the over- or under-funded status of defined benefit postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Progressive does not have a defined benefit pension plan, but provides postretirement health and life benefits to all employees who met age and service requirements at December 31, 1988. Since there are approximately 100 members in this group and the entire under-funded obligation is currently recognized in our consolidated balance sheet, we do not expect that this standard will have a material impact on our financial condition, cash flows or results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006 (December 31, 2006 for calendar-year companies) for the recognition and disclosure provisions and for fiscal years ending after December 15, 2008 (December 31, 2008 for calendar-year companies) to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
For the third quarter 2006, The Progressive Corporation’s insurance subsidiaries continued to generate strong profits and experience slower written premium growth. On a companywide basis, our combined ratio was 87.3 for the quarter, and net premiums written increased 1% over the same period last year. For the third quarter 2006, net income increased 34% to $409.6 million, or $.53 per share. The significant losses incurred in 2005 due to the active hurricane season were the primary factor contributing to the percentage increase in net income for the third quarter 2006 over third quarter 2005.
Our growth rates for the quarter continued to be influenced by the current “soft” market conditions, where rates are stable or decreasing and customers are shopping less. Personal Lines premium growth was relatively flat for the quarter, while Commercial Auto was up 2%. Premium growth can be explained by some combination of new and renewal business applications (i.e., completed sales), premium per policy and retention. The decrease in new personal auto applications was a contributor to the slowing growth. During the third quarter 2006, new business applications were down 7% in our Personal Lines businesses and 1% in Commercial Auto. The increase in renewal applications was modest during the third quarter 2006, as compared to the same period last year. In addition, written premium per policy was relatively flat on new auto business and down slightly on renewal business, compared to prior year levels. Our estimate of policy life expectancy, which is one measure of retention, shortened when compared to the end of the third quarter last year in our personal auto tiers, but increased in each of our Commercial Auto tiers. We will continue to refine our measurements of retention as we move forward.
We need to increase our focus on holding onto our customers longer. Price is the most significant reason why customers leave us in the current environment. With our current healthy margins, we believe we are well positioned to lower rates where we deem appropriate and increase our likelihood of keeping customers longer. If we execute effectively on this approach, we believe that there is a good economic trade-off between increased retention and lower margins, thus allowing us to achieve our stated goal of growing as fast as possible at a combined ratio of 96 or better. To help keep us focused on retention, we are now beginning to use policies in force as a measure of growth; on a year-over-year basis, companywide policies in force grew 4%.
Profitability remains very strong for each reporting segment. Fortunately, losses due to catastrophes were relatively low during the third quarter 2006 when compared to 2005, during which the loss ratio increased 5.6 points due to the significant hurricane activity. We are continuing to experience reduced accident frequency trends that have characterized the auto insurance industry for some time. Severity increased modestly during the quarter. Our strong underwriting margins in the third quarter also benefited from 2.0 points of favorable prior year reserve development.
We made no substantial changes in the allocation of our investment portfolio during the quarter. Our investment portfolio produced a fully taxable equivalent total return of 3.6% for the third quarter, with positive total returns in both fixed-income securities and common stocks. We continued to keep our credit quality high and exposure to interest rate risk low. During the third quarter 2006, we shortened the duration of the fixed-income portfolio to 3.1 years at September 30, 2006; the weighted average credit quality remained AA.

FINANCIAL CONDITION
Capital Resources and Liquidity
Progressive has substantial capital resources, and we believe we have sufficient borrowing capacity and other capital resources to support current and anticipated growth and satisfy scheduled debt and interest payments. Our 7.30% Notes in the aggregate principal amount of $100 million matured in the second quarter 2006; we used operating cash flows to retire this obligation. Our existing debt covenants do not include any rating or credit triggers.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2006, operations generated a positive cash flow of $1,803.2 million.
During the third quarter 2006, we repurchased 14.3 million Common Shares, at a total cost of $346.8 million (average cost of $24.24 per share). For the first nine months of 2006, we repurchased a total of 23.6 million shares, at a total cost of $845.5 million (average cost, on a split-adjusted basis, of $25.54 per share).
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
In February 2006, the Board of Directors approved a plan to replace our current dividend policy in 2007 with an annual variable dividend, using a target percentage of after-tax underwriting income, multiplied by a companywide performance factor, referred to as the “Gainshare factor.” The Gainshare factor, which will be based on premium growth and profitability, can range from zero to two. For example, through the third quarter 2006, based on year-to-date results, the Gainshare factor was 1.24, compared to 1.33 for the first six months of 2006 and 1.54 as of the end of the first quarter 2006. Since the final factor will be determined using our operating results for the full year (beginning in 2007), the factor for any interim period may not be representative of what the final factor will be. The new variable dividend policy will not go into effect until 2007, with the first payout expected in early 2008. Throughout 2006, we will continue with our current quarterly dividend policy.
Commitments and Contingencies
We completed construction of a data center, printing center and related facilities in Colorado Springs, Colorado, at an estimated total cost of $65.9 million, during the third quarter 2006. Over the next few months, we will install the systems required to become fully operational. During 2006, we acquired additional land for future development to support our corporate operations in Colorado Springs, Colorado and Mayfield Village, Ohio near our current corporate facilities, at a total cost of $16.2 million. In 2007, we expect to begin a multi-year project to construct two buildings, two parking garages and associated facilities in Mayfield Village at a currently estimated construction cost of $150 million. All such projects, including the additional claims service centers discussed below, are, or will be, funded through operating cash flows.
As of September 30, 2006, we have a total of 47 service centers that are available to provide concierge-level claims service. We added 22 centers during the first nine months of 2006, including 6 centers completed in the third quarter 2006, of which one new center replaced a previously existing site. We expect to open seven new service centers during the fourth quarter 2006. We will continue to expand this service into 2007 and 2008, although at a slower pace.

Off-Balance-Sheet Arrangements
Except for the open investment funding commitments and operating leases and service agreements discussed in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2005, we do not have any off-balance-sheet leverage.
Contractual Obligations
During the third quarter and first nine months of 2006, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
RESULTS OF OPERATIONS
Underwriting Operations
Growth

	Growth over prior year
	Quarter	Year-to-date
Direct premiums written	—%	1%
Net premiums written	1%	2%
Net premiums earned	2%	3%
Policies in force (at September 30)	NA	4%

NA = Not Applicable
Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue using a daily earnings convention.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The decrease in new business applications is a contributor to the flattening growth rates we experienced in the third quarter and first nine months of 2006. New applications decreased 7% and 8% in our Personal Lines businesses in the third quarter and first nine months of 2006, respectively. We wrote less new business in the third quarter and first nine months of 2006 in both the auto and special lines products, although the Direct auto business saw a slight increase in new applications for the third quarter as compared to the same period last year. The decline in new business reflects the continuation of the “soft” market conditions that are being experienced in the auto insurance industry. The strong profitability in the personal auto market over the last several years has resulted in increased competition, as evidenced by rate cutting by competitors and other non-price actions, such as increased advertising, relaxed underwriting standards and higher commission payments to agents and brokers. Solid increases in our renewal business helped contribute to the 3% increase in Personal Lines policies in force on a year-over-year basis at September 30, 2006. New applications in our Commercial Auto business decreased 1% for the third quarter, but increased 4% for the first nine months of 2006, as compared to the same periods last year. Commercial Auto’s decrease in new applications primarily reflects the 2005 post-hurricane significant increase in new business activity experienced in the Gulf States (see additional discussion below). Commercial Auto’s renewal business increased about 3% and 5%, for the third quarter and first nine months of 2006, respectively, and policies in force increased 9% over last year.
We filed 94 auto rate revisions in various states in the third quarter 2006, bringing the total to 240 for the year. The overall effect of these revisions was that our rates decreased slightly. These rate changes, coupled with shifts in the mix of our personal auto business, contributed to a 3% decrease in average earned premium per policy for both the third quarter 2006 and first nine months of 2006, as compared to the same prior year periods. We will continue to assess market conditions on a state-by-state basis and actively look for market segments in which we believe we may be able to convert more business by moderating some of our future pricing activity while still maintaining service quality.
Another important element affecting growth is customer retention. Retention levels ended the third quarter 2006 lower than both the end of the second quarter 2006 and the end of the third quarter 2005 in every personal auto tier; results were mixed when compared to year-end 2005. Retention in our Commercial Auto tiers ended the third quarter 2006 relatively unchanged as compared to the end of the second quarter 2006 and were higher in each tier when compared to both the end of the year 2005 and the end of the third quarter 2005. With a greater percentage of our premium coming from renewal business, increasing retention remains an area of continuing focus.
Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percent of net premiums earned, to analyze our results. For the three and nine month periods ended September 30, our underwriting profitability measures were as follows:

	Three Months				Nine Months
	2006		2005		2006		2005
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
(millions)	$	Margin	$	Margin	$	Margin	$	Margin

Personal Lines
Drive	$223.7	11.3%	$151.9	7.6%	$723.1	12.1%	$702.7	11.7%
Direct	142.6	13.1	118.0	11.4	439.2	13.5	385.8	12.7

Total Personal Lines	366.3	12.0	269.9	8.9	1,162.3	12.6	1,088.5	12.1
Commercial Auto	85.8	18.1	65.2	15.3	278.2	20.1	220.9	17.9
Other-indemnity[1]	(.9)	NM	(.9)	NM	5.1	NM	7.5	NM

Total underwriting operations	$451.2	12.7%	$334.2	9.6%	$1,445.6	13.6%	$1,316.9	12.8%

[1]	Underwriting margins are not meaningful (NM) for our other-indemnity businesses due to the insignificant amount of premiums earned by such businesses.
The increase in the underwriting margins for the third quarter 2006 reflects the higher losses incurred as a result of the significant catastrophes during the third quarter 2005. Due to the nature of the storm and areas affected by Hurricane Katrina, the 2005 results for the Drive business were more negatively affected than the Direct business (e.g., more agency-generated business in Louisiana).

Further underwriting results for our Personal Lines businesses, including its channel components, the Commercial Auto business and other-indemnity businesses, were as follows (details discussed below):

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
(dollars in millions)	2006	2005	Change	2006	2005	Change
NET PREMIUMS WRITTEN
Personal Lines
Drive	$1,990.2	$2,024.4	(2)%	$6,075.8	$6,172.5	(2)%
Direct	1,127.8	1,079.4	4%	3,362.2	3,198.4	5%

Total Personal Lines	3,118.0	3,103.8	—%	9,438.0	9,370.9	1%
Commercial Auto	457.5	447.3	2%	1,480.1	1,367.6	8%
Other – indemnity	6.0	5.8	3%	19.7	17.3	14%

Total underwriting operations	$3,581.5	$3,556.9	1%	$10,937.8	$10,755.8	2%

NET PREMIUMS EARNED
Personal Lines
Drive	$1,973.0	$2,010.4	(2)%	$5,956.9	$6,001.7	(1)%
Direct	1,091.2	1,036.7	5%	3,250.4	3,028.4	7%

Total Personal Lines	3,064.2	3,047.1	1%	9,207.3	9,030.1	2%
Commercial Auto	473.8	425.1	11%	1,383.2	1,232.3	12%
Other – indemnity	6.3	6.7	(6)%	18.7	20.3	(8)%

Total underwriting operations	$3,544.3	$3,478.9	2%	$10,609.2	$10,282.7	3%

UNDERWRITING PERFORMANCE
Personal Lines — Drive
Loss and loss adjustment expense ratio	68.2	73.0	(4.8) pts.	67.7	68.0	(.3) pts.
Underwriting expense ratio	20.5	19.4	1.1 pts.	20.2	20.3	(.1) pts.

Combined ratio	88.7	92.4	(3.7) pts.	87.9	88.3	(.4) pts.

Personal Lines – Direct
Loss and loss adjustment expense ratio	66.0	68.8	(2.8) pts.	66.3	67.4	(1.1) pts.
Underwriting expense ratio	20.9	19.8	1.1 pts.	20.2	19.9	.3 pts.

Combined ratio	86.9	88.6	(1.7) pts.	86.5	87.3	(.8) pts.

Total Personal Lines
Loss and loss adjustment expense ratio	67.4	71.6	(4.2) pts.	67.2	67.8	(.6) pts.
Underwriting expense ratio	20.6	19.5	1.1 pts.	20.2	20.1	.1 pts.

Combined ratio	88.0	91.1	(3.1) pts.	87.4	87.9	(.5) pts.

Commercial Auto
Loss and loss adjustment expense ratio	62.7	65.5	(2.8) pts.	60.8	62.3	(1.5) pts.
Underwriting expense ratio	19.2	19.2	-- pts.	19.1	19.8	(.7) pts.

Combined ratio	81.9	84.7	(2.8) pts.	79.9	82.1	(2.2) pts.

Total Underwriting Operations[1]
Loss and loss adjustment expense ratio	66.8	70.9	(4.1) pts.	66.3	67.1	(.8) pts.
Underwriting expense ratio	20.5	19.5	1.0 pts.	20.1	20.1	-- pts.

Combined ratio	87.3	90.4	(3.1) pts.	86.4	87.2	(.8) pts.

Accident year — Loss and loss adjustment expense ratio	68.8	73.6	(4.8) pts.	68.6	70.0	(1.4) pts.

POLICIES IN FORCE	September	September
(at September 30) (in thousands)	2006	2005	Change
Personal Lines
Drive – Auto	4,483	4,508	(1)%
Direct – Auto	2,419	2,305	5%
Special Lines[2]	2,905	2,684	8%

Total Personal Lines	9,807	9,497	3%

Commercial Auto	506	464	9%

[1]	Combined ratios for the other-indemnity businesses are not presented separately due to the insignificant amount of premiums earned by such businesses. These businesses generated an underwriting profit (loss) of $(.9) million for both the three months ended September 30, 2006 and 2005, and $5.1 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively.

[2]	Includes insurance for motorcycles, recreational vehicles (RVs), mobile homes, watercraft, snowmobiles and similar items.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2006	2005	2006	2005
Change in loss and LAE reserves	$37.0	$245.5	$82.3	$449.5
Paid losses and LAE	2,330.7	2,222.3	6,952.4	6,451.5

Total incurred losses and LAE	$2,367.7	$2,467.8	$7,034.7	$6,901.0

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
During the third quarter and first nine months of 2006, we continued to report favorable loss ratios. During 2006, we experienced very few catastrophe losses, compared to $194.4 million, or 5.6 loss ratio points, and $221.2 million, or 2.2 points, in the third quarter and first nine months of 2005, respectively, of which approximately 90% related to Hurricane Katrina in the third quarter. In addition, frequency and bodily injury severity change remained below historical levels. Auto accident frequency was down about 3% and 4% in the trailing three-month and trailing twelve-month periods ended September 30, 2006, respectively, compared to the same periods in 2005. Bodily injury severity was up approximately 2% for both the third quarter and trailing twelve months, compared to the same periods last year, while severity in the property coverages was up between 3% and 5% for both periods compared to 2005. For the third quarter and trailing twelve months, severity for personal injury protection increased 11% and 6%, respectively, primarily reflecting a change with regard to the payments related to litigated claims in a few of the states.
We monitor physical damage trend in evaluating our claims handling performance and capacity. Claims handling is our single largest cost and one of our most visible consumer experiences. During the third quarter 2006, claims quality remained consistent with the level achieved in the second quarter 2006 and has improved over the same period last year, based on internal evaluations.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2006	2005	2006	2005
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$28.3	$29.6	$123.0	$98.6
Current accident year	11.6	41.1	33.2	52.1

Calendar year actuarial adjustment	$39.9	$70.7	$156.2	$150.7

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$28.3	$29.6	$123.0	$98.6
All other development	41.0	64.3	118.7	197.8

Total development	$69.3	$93.9	$241.7	$296.4

Combined ratio effect	2.0 pts.	2.7 pts.	2.3 pts.	2.9 pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. “All other development” represents claims settling for more or less than reserved, emergence of incurred but not recorded claims at rates different than reserved and changes in reserve estimates on specific claims. Although we believe that the favorable development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve adjustments that might be applicable to any one or more of those underlying factors.
As can be seen in the table above, the total development through the first nine months of 2006 is 18% less than that experienced in the same period last year; total development is consistent with the second quarter 2006. Nonetheless, this development contributed 2.3 points to our year-to-date combined ratio. The total prior year loss reserve development experienced in both the three and nine month periods ended September 30, 2006 and 2005, was generally consistent across our business (e.g., product, distribution channel and state). Approximately 60-65% of the year-to-date development related to the immediately preceding accident year, with the remainder affecting the preceding accident years at a declining rate. These changes in estimates were made based on our actual loss experience involving the payment of claims, along with our evaluation of the needed reserves during these periods, as compared with the prior reserve levels for those claims.
Changes in the severity estimates are the principal cause of prior period adjustments. While the modest changes in claim severity are very observable in the data as they develop, it is much more difficult to determine accurately why the changes are more modest than originally expected. We believe that the changes in severity estimates are related to factors as diverse as improved vehicle safety, more favorable jury awards, better fraud control, tenure of our claims personnel and other process improvements in our claims organization. However, in our claims review process, we are unable to quantify the contribution of each such factor to the overall favorable reserve development for the year.
Over the last few years, including the first nine months of 2006, we have experienced favorable reserve development. We believe the favorable development in 2005 and 2006 occurred as a result of a combination of industry-wide factors and internal claims handling improvements, resulting in more consistency in evaluating and settling bodily injury claims. Our analysis of the current situation and historical trends, lead us to believe that it is likely that the benefits from these improvements will level off and cost increases (e.g., medical costs) will drive our estimates of severity in the future. Under this scenario, we believe that our severity trend may return to historically more normal levels in the 4% to 6% range for personal auto liability, primarily bodily injury, compared to the 2% increase that we experienced for the trailing twelve-month period as compared to the same period a year ago.
We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2006.
Underwriting Expenses
Other underwriting expenses and policy acquisition costs, expressed as a percent of premiums earned, increased 1.0 point for the third quarter 2006 and were relatively flat for the first nine months of 2006, as compared to the same periods last year. In the third quarter 2005, we benefited primarily from the settlement of state tax liabilities and lower gainsharing expenses, reflecting the impact of the hurricanes on our gainsharing program, which is our annual employee bonus program.

Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	—%	1%
Net premiums earned	1%	2%
Auto policies in force (at September 30)	NA	3%

NA=Not Applicable
Progressive’s Personal Lines business units write insurance for private passenger automobiles and recreational vehicles, and represent approximately 87% of our third quarter and year-to-date 2006 net premiums written, which is consistent with the same periods in 2005. Personal auto represented about 91% of our total Personal Lines net premiums written for the third quarter and first nine months of 2006, also comparable to the same periods in 2005. In the third quarter and first nine months of 2006, we experienced no growth in our personal auto business, while the special lines products (e.g., motorcycles, watercraft and RVs) grew about 7% in both periods, as compared to the same periods in 2005.
Total Personal Lines generated an 88.0 and 87.4 combined ratio for the third quarter and first nine months of 2006, respectively, compared to 91.1 and 87.9 for the same periods last year. Since the special lines products are typically used more in the warmer weather months, we expect higher loss costs during those periods. For the third quarter 2006 and 2005, special lines had an unfavorable impact on the total Personal Lines combined ratio of about one-half point and 3 points, respectively; 2005 results reflect the active hurricane season. Year-to-date, special lines had less than 1 point effect on the total Personal Lines results. The Personal Lines business is comprised of the Drive and Direct business.
The Drive Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(2)%	(2)%
Net premiums earned	(2)%	(1)%
Auto policies in force (at September 30)	NA	(1)%

NA=Not Applicable
The Drive business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. The Drive business saw a decrease in new applications in both the third quarter and first nine months of 2006, as compared to the same periods last year. Written premium per application on new Drive auto business increased slightly for the third quarter 2006 and remained flat for the first nine months of 2006, as compared to the same periods last year, while premium per application on renewal business was down modestly in both periods compared to last year. For both the third quarter and year-to-date 2006, the overall rate of conversion (i.e., converting a quote to a sale) was down on an increase in the number of auto quotes. Within the Drive business, we are seeing a shift from traditional agent quoting, where the conversion rate is remaining stable, to quotes generated through third-party comparative rating systems or those initiated by consumers on the Internet, where the conversion rate is declining. We continue to analyze these areas separately to determine the best way to spur growth in the Drive channel. Retention in each of the Drive auto tiers ended the third quarter 2006 at levels lower than at both the end of the second quarter 2006 and the third quarter 2005; however, results are mixed when compared to year-end 2005.
The Drive expense ratio increased 1.1 points for the third quarter 2006 and decreased .1 points for the first nine months of 2006, as compared to the same periods last year. The increase in the third quarter primarily reflects favorable state tax liability settlements and lower gainsharing expenses in the third quarter 2005.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	4%	5%
Net premiums earned	5%	7%
Auto policies in force (at September 30)	NA	5%

NA=Not Applicable
The Direct business includes business written directly by Progressive through 1-800-PROGRESSIVE or online at progressivedirect.com. New auto applications in the Direct business were up slightly in the third quarter 2006 and were down modestly for the year-to-date period ending September 30, 2006, when compared to the same periods last year; the increase in renewal applications remained strong for both periods. Internet sales continue to be the most significant source of new business activity in the Direct channel.
For total Direct business, conversion rates increased on a lower number of quotes for the third quarter and first nine months of 2006, compared to the same periods last year. Quotes generated via the Internet, either for complete or partial quoting, decreased modestly in the third quarter 2006, compared to the third quarter 2005, but were up slightly for the first nine months of 2006, compared to the same period last year. Quotes generated via the phone decreased significantly for the third quarter and first nine months of 2006, as compared to the same periods last year. Conversion rates for phone- and Internet-initiated business both increased slightly during the third quarter and first nine months of 2006.
Written premium per application for new Direct auto business is down modestly in the third quarter 2006, but has remained relatively flat in the first nine months of 2006, when compared to the same periods last year. Premium per application on renewal Direct auto business was relatively flat in both the third quarter and first nine months of 2006. Direct auto has seen a shortening in retention in every tier since the end of the second quarter 2006 and the end of the third quarter 2005; similarly, retention in almost every tier ended the third quarter 2006 at levels below year-end 2005.
The Direct expense ratio was up 1.1 points and .3 points for the third quarter and first nine months of 2006, as compared to the same periods last year. The increase is primarily due to increased advertising expenditures in 2006 and prior year favorable state tax liability settlements and a reduction in gainsharing expense in the third quarter 2005. The Progressive Direct® marketing efforts currently are aimed at breaking through the competitive noise of other insurance company advertisements and continue to emphasize the ease of doing business with Progressive and credible price comparisons provided to consumers. During the third quarter 2006, we signed an agreement with a new primary advertising agency to help us continue to find compelling ways to help consumers understand what sets us apart. We are advertising on a national basis and supplement that coverage by local market media campaigns in over 100 designated market areas.
Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	2%	8%
Net premiums earned	11%	12%
Policies in force (at September 30)	NA	9%

NA=Not Applicable
Progressive’s Commercial Auto business unit, which represents about 13% of our total third quarter and year-to-date net premiums written, writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, operates in the specialty and light local commercial auto markets. The specialty commercial auto market, which accounts for slightly more than half of the total Commercial Auto premiums and approximately 40% of the insured vehicles, includes dump trucks, logging trucks and other short-haul commercial vehicles. The remainder is in the light and local commercial auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
Growth in Commercial Auto for the third quarter was slower than that experienced in the first two quarters of 2006 and the same period last year, reflecting the softening of the commercial auto market and an increase in new applications in the third quarter 2005, due to post-hurricane business in the Gulf States. In 2005, Commercial Auto generated new business after the hurricanes when other companies restricted new business and when more contractors were coming to the Gulf States to assist with the clean up and rebuilding efforts. New applications in the Commercial Auto business decreased 1% for the third quarter 2006 and increased about 4% in the first nine months of 2006, as compared to the same periods last year; policies in force had a solid increase of 9%. In February 2006, we entered West Virginia with our Commercial Auto product, bringing the total number of states in which we write commercial auto business to 48. We do not currently write Commercial Auto in Massachusetts and Hawaii, but are in discussions with the Massachusetts Department of Insurance for possible entry for Commercial Auto in late 2006 or early 2007. Retention in the Commercial Auto tiers ended the third quarter 2006 relatively unchanged as compared to the end of the second quarter 2006; however, each of the Commercial Auto tiers ended the third quarter at a level higher than both the end of the year 2005 and the end of the third quarter 2005. We will continue to seek opportunities to market our products and identify ways to differentiate our offerings from those of our competitors, including, but not limited to, coverages, distribution channel and claims handling.
Since the Commercial Auto policies have higher limits (up to $1 million) than Personal Lines auto, we analyze the large loss trends and reserving in more detail to allow us to react quickly to changes in this exposure. Commercial Auto’s expense ratio was flat for the third quarter 2006 and decreased .7 points for the first nine months of 2006, as compared to the same periods last year. The decline in the year-to-date expense ratio is primarily due to significant expenditures made in the first nine months of 2005 related to the branding of Commercial Auto under the Drive® brand, as well as prior year involuntary market assessment adjustments.
Other-Indemnity
Progressive’s other-indemnity businesses, which represent less than 1% of our year-to-date net premiums earned, primarily include writing professional liability insurance for community banks and our run-off businesses. The underwriting profit (loss) in these businesses may fluctuate widely due to the insignificant premium volume and the run-off nature of some of these products.
Service Businesses
Our service businesses provide insurance-related services. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. These service businesses represent less than 1% of our year-to-date revenues. The significant decrease in revenues reflects the cyclical downturn in the involuntary commercial auto market. At the same time, expenses are increasing primarily due to the costs associated with our Total Loss Replacement program, which is classified as a service business. This program is primarily a customer-service initiative through which we find and offer policyholders and claimants the choice of a replacement vehicle, rather than just payment, upon the total loss of their automobile.

Investments
Portfolio Allocation
The composition of the investment portfolio at September 30 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Market	Total	Duration
(millions)	Cost	Gains	Losses	Value	Portfolio	(Years)	Rating[1]

2006
Fixed maturities	$10,017.7	$100.7	$(74.1)	$10,044.3	67.7%	3.7	AA+
Preferred stocks	1,523.0	27.8	(15.4)	1,535.4	10.3	1.6	A-
Short-term investments:
Auction rate municipal obligations	199.4	—	—	199.4	1.3	<1	AAA-
Auction rate preferred stocks	173.3	.6	—	173.9	1.2	<1	A+
Other short-term investments[2]	684.6	—	—	684.6	4.6	<1	A+

Total short-term investments	1,057.3	.6	—	1,057.9	7.1	<1	AA-

Total fixed income	12,598.0	129.1	(89.5)	12,637.6	85.1	3.1	AA

Common equities	1,454.9	767.4	(6.4)	2,215.9	14.9	na	na

Total portfolio[3,4]	$14,052.9	$896.5	$(95.9)	$14,853.5	100.0%	3.1	AA

2005
Fixed maturities	$10,420.3	$70.7	$(93.2)	$10,397.8	71.6%	3.1	AA+
Preferred stocks	1,188.2	16.2	(11.6)	1,192.8	8.2	2.3	A-
Short-term investments:
Auction rate municipal obligations	93.4	—	—	93.4	.6	<1	AAA
Auction rate preferred stocks	107.4	.3	—	107.7	.7	<1	A
Other short-term investments[2]	718.1	—	—	718.1	5.0	<1	AA

Total short-term investments	918.9	.3	—	919.2	6.3	<1	AA

Total fixed income	12,527.4	87.2	(104.8)	12,509.8	86.1	2.9	AA+
Common equities	1,413.0	616.1	(12.2)	2,016.9	13.9	na	na

Total portfolio[3,4]	$13,940.4	$703.3	$(117.0)	$14,526.7	100.0%	2.9	AA+

na = not applicable

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on market value and assign a numeric score to each credit rating based on a scale from 0-5.

[2]	Other short-term investments include Eurodollar deposits, commercial paper and other investments, which are expected to mature within one year.

[3]	Includes net unsettled security acquisitions of $88.0 million and $309.0 million at September 30, 2006 and 2005, respectively.

[4]	September 30, 2006 and 2005 totals include $2.1 billion and $1.1 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.
As of September 30, 2006, our portfolio had $800.6 million of net unrealized gains, compared to $586.3 million at September 30, 2005 and $600.1 million at December 31, 2005. During the third quarter 2006, the fixed-income portfolio’s net unrealized gain position increased $238.6 million, primarily reflecting a general decline in market yields during the period. The common stock portfolio’s net unrealized gains increased $92.6 million during the third quarter, reflecting the general increase in the equity market during the period.
Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, short-term investments and preferred stocks, had a duration of 3.1 years at September 30, 2006, compared to 3.2 years at December 31, 2005, and 2.9 years at September 30, 2005. After adjustments to exclude net unsettled security transactions, the allocation of fixed-income securities at September 30, 2006, was 85.0% of the total portfolio, compared to 85.8% at September 30, 2005.

The fixed-maturity securities and short-term investments, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2006		September 30, 2005
Investment-grade fixed maturities:
Short/intermediate term	$10,867.5	97.9%	$11,052.1	97.7%
Long term[1]	36.7	.3	126.3	1.1
Non-investment-grade fixed maturities[2]	198.0	1.8	138.6	1.2

Total	$11,102.2	100.0%	$11,317.0	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater.

[2]	These securities are non-rated or have a quality rating of BB+ or lower.
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at September 30:
(millions)

		% of Asset-Backed	Duration
	Market Value	Securities	(years)	Rating
2006
Collateralized mortgage obligations	$493.5	23.3%	1.9	AAA

Commercial mortgage-backed obligations	703.7	33.3	3.4	AAA-
Commercial mortgage-backed obligations: interest-only	767.3	36.3	2.2	AAA-

	1,471.0	69.6	2.7	AAA-

Other asset-backed securities:
Automobile	.4	—	.1	AAA
Home equity	43.7	2.1	.4	AAA
Other	105.1	5.0	1.0	A+

	149.2	7.1	.9	AA-

Total asset-backed securities	$2,113.7	100.0%	2.4	AAA-

2005
Collateralized mortgage obligations	$406.7	16.5%	2.1	AAA

Commercial mortgage-backed obligations	261.8	10.6	2.7	AA
Commercial mortgage-backed obligations: interest-only	719.8	29.2	2.4	AAA

	981.6	39.8	2.5	AAA-

Other asset-backed securities:
Automobile	736.9	29.9	.7	AAA-
Home equity	222.6	9.0	.8	AAA
Other	118.9	4.8	1.4	AA-

	1,078.4	43.7	.8	AAA-

Total asset-backed securities	$2,466.7	100.0%	1.7	AAA-

Substantially all asset-backed securities are liquid with available market quotes and contain no residual interests (the most subordinated class in a pool of securitized assets).

Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

(millions)	September 30, 2006		September 30, 2005
Common stocks	$2,200.7	99.3%	$1,994.4	98.9%
Other risk investments	15.2	.7	22.5	1.1

Total common equities	$2,215.9	100.0%	$2,016.9	100.0%

Common equities comprised 15.0% and 14.2% of the total portfolio, excluding the net unsettled security transactions, at September 30, 2006 and 2005, respectively. Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. To maintain high correlation with the Russell 1000, we held 712 out of 993, or 72%, of the common stocks comprising the index at September 30, 2006. Our individual holdings are selected based on their contribution to the correlation with the index. Our common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis. For the first nine months of 2006 and 2005, the GAAP return was within the designated annualized tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $1.8 million of open funding commitments at September 30, 2006.
Trading Securities
Trading securities are entered into for the purpose of near-term profit generation. We did not have any trading securities, with the exception of the derivatives classified as trading discussed below, at any time during the first nine months of 2006 and 2005.
Derivative Instruments
From time to time, we invest in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. We had no risk management derivatives at any time during the first nine months of 2006 or 2005.
Derivative instruments may also be used for trading purposes or classified as trading derivatives due to characteristics of the transaction. As of the end of the third quarter 2006, we held two credit default protection derivatives, which were sold on two separate issuers and matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. Our open derivative positions had a notional amount of $100.0 million at September 30, 2006. During the quarter, one derivative position, with a notional amount of $15.0 million, was sold. In October, we closed another derivative position, with a notional amount of $60.0 million, and recognized a minimal incremental gain. At September 30, 2005, our open derivative positions had a notional amount of $75.0 million. For the third quarter and first nine months of 2006, these positions generated a net gain of $2.0 million and $10.0 million, respectively, compared to a net gain (loss) of $(1.3) million and $.6 million for the third quarter and first nine months of 2005. The amount and results of the derivative and Treasury positions are immaterial to our financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio, with the net gain reported as a component of net realized gains (losses) on securities.
In October 2006, we purchased credit protection, in the form of a credit default swap, on a standard tranche of a commonly traded index of 125 investment-grade credits, with a notional amount of $35 million. This derivative represents a leveraged short position in the portfolio which we believe will have an immaterial effect on our financial condition, cash flows and results of operations due to its limited loss exposure.

Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) increased 23% and 25% for the third quarter and first nine months of 2006, respectively, compared to the same periods last year, primarily the result of higher yields on new acquisitions through cash inflows from operations and portfolio turnover, as well as an increase in average assets.
We report total return to reflect more accurately the management philosophy of the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on securities. We generated the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2006	2005	2006	2005
Pretax recurring investment book yield	4.8%	4.1%	4.6%	4.0%
Weighted average FTE book yield	5.5%	4.7%	5.3%	4.6%
FTE total return:
Fixed-income securities	3.4%	.4%	4.5%	2.6%
Common stocks	5.1%	4.3%	8.7%	4.7%
Total portfolio	3.6%	.9%	5.1%	2.9%
Realized Gains/Losses
The components of net realized gains (losses) for the periods ended September 30 were:

	Three Months		Nine Months
(millions)	2006	2005	2006	2005

Gross realized gains:
Fixed maturities	$15.9	$6.1	$29.2	$46.3
Preferred stocks	.3	—	.3	—
Common equities	1.7	4.6	21.0	11.8
Short-term investments
Auction rate municipal obligations	—	.1	.1	.1
Auction rate preferred stocks	—	—	—	—
Other short-term investments	—	—	—	—

	17.9	10.8	50.6	58.2

Gross realized losses:
Fixed maturities	11.4	12.0	57.9	36.2
Preferred stocks	4.1	—	7.3	—
Common equities	—	2.9	9.4	19.7
Short-term investments
Auction rate municipal obligations	—	—	.1	—
Auction rate preferred stocks	—	—	.1	—
Other short-term investments	—	—	—	—

	15.5	14.9	74.8	55.9

Net realized gains (losses) on securities:
Fixed maturities	4.5	(5.9)	(28.7)	10.1
Preferred stocks	(3.8)	—	(7.0)	—
Common equities	1.7	1.7	11.6	(7.9)
Short-term investments
Auction rate municipal obligations	—	.1	—	.1
Auction rate preferred stocks	—	—	(.1)	—
Other short-term investments	—	—	—	—

	$2.4	$(4.1)	$(24.2)	$2.3

Per share	$—	$—	$(.02)	$—

Gross realized gains and losses were the result of customary investment sales transactions affected by movements in credit spreads and interest rates. From time to time, gross realized losses also include write-downs for securities determined to be other than temporarily impaired in our fixed-income and/or equity portfolios; disclosure related to those write-downs is provided below. Periodically, the rebalancing of our equity-indexed portfolio will also generate realized gains and/or losses.

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
When a security in our investment portfolio has an unrealized loss in market value that is deemed to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the periods ended September 30 was as follows:

	Three Months			Nine Months
		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
	Write-	Securities	Held at	Write-	Securities	Held at
(millions)	downs	Sold	Period End	downs	Sold	Period End

2006
Fixed income	$.4	$—	$.4	$1.5	$.3	$1.2
Common equities	—	—	—	2.4	2.0	.4

Total portfolio	$.4	$—	$.4	$3.9	$2.3	$1.6

2005
Fixed income	$1.0	$—	$1.0	$11.0	$5.1	$5.9
Common equities	2.7	—	2.7	4.3	—	4.3

Total portfolio	$3.7	$—	$3.7	$15.3	$5.1	$10.2

The following table stratifies the gross unrealized losses in our portfolio at September 30, 2006, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different than that stated above.
(millions)

		Total
	Total	Gross
	Market	Unrealized	Decline of Investment Value
Total Portfolio	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$136.7	$2.2	$.8	$.2	$.2	$—
Unrealized loss for 2 quarters	171.0	5.6	1.7	1.1	—	—
Unrealized loss for 3 quarters	1,554.4	7.3	.3	.3	—	—
Unrealized loss for 1 year or longer	3,987.4	80.8	.6	.3	.1	.1

	$5,849.5	$95.9	$3.4	$1.9	$.3	$.1

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs. However, if we had decided to write down all securities in an unrealized loss position for one year or longer where the securities decline in value exceeded 25%, we would have recognized an additional $.3 million of OTI losses in the income statement.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income or book value.
Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair market value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds were invested in AA or higher financial institution obligations with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in short supply. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the nine months ended September 30, 2006, our largest single outstanding balance of repurchase commitments was $2.6 billion open for 5 days, with an average daily balance of $1.5 billion for the period. We had no open repurchase commitments at September 30, 2006 and 2005. We earned income of $1.1 million and $1.3 million on repurchase commitments during the three months ended September 30, 2006 and 2005, respectively, and earned $3.6 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 3.1 years at September 30, 2006 and 3.2 years at December 31, 2005. The weighted average beta of the equity portfolio was 1.0 at both September 30, 2006 and December 31, 2005, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2005.
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

	September 30,	December 31,
(millions)	2006	2005
22-Day VaR
Fixed-income portfolio	$(95.9)	$(106.0)
% of portfolio	(.8)%	(.9)%

Equity portfolio	$(98.3)	$(84.6)
% of portfolio	(4.4)%	(4.1)%

Total portfolio	$(148.1)	$(137.4)
% of portfolio	(1.0)%	(1.0)%

66-Day VaR
Fixed-income portfolio	$(164.2)	$(181.9)
% of portfolio	(1.3)%	(1.5)%

Equity portfolio	$(162.6)	$(140.7)
% of portfolio	(7.3)%	(6.8)%

Total portfolio	$(248.2)	$(230.9)
% of portfolio	(1.7)%	(1.6)%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of		Total Number of Shares	Maximum Number of Shares That
2006	Shares	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Calendar Month	Purchased	per Share	Announced Plans or Programs	Plans or Programs

July[1]	1,154,948	NM	20,418,264	0
July[2]	2,445,958	NM	2,445,958	57,554,042

July – Total	3,600,906	$24.76	NM	NM
August[2]	6,122,100	23.77	8,568,058	51,431,942
September[2]	4,584,200	24.45	13,152,258	46,847,742

Total	14,307,206	$24.24

NM = Not Meaningful

[1]	Pursuant to the April 2003 authorization

[2]	Pursuant to the April 2006 authorization
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.
In April 2003, the Board of Directors authorized the repurchase of up to 15,000,000 Common Shares. On April 21, 2006, the Board approved an increase to the number of Common Shares available for repurchase under this authorization to adjust for the 4-for-1 stock split. As of May 8, 2006, the record date of the stock split, 1,806,088 shares were available for repurchase; there were 7,224,352 shares available for repurchase on a post-split basis. Repurchases under this authorization were completed in July 2006.
On April 21, 2006, the Board also set a new authorization to repurchase 60 million Common Shares (on a post-split basis) to be used in addition to, and after completion of, the remaining repurchases available under the April 2003, split-adjusted authorization. In July 2006, upon completion of the April 2003 authorization, we began repurchasing shares out of this new 2006 authorization.
Item 5. Other Information.
On August 10, 2006, we granted time-based restricted stock awards covering a total of 4,783 Common Shares to two non-employee directors. Abby F. Kohnstamm received 4,628 shares for her appointment as a director, and Bernadine P. Healy, M.D., received an additional 155 shares for her appointment to the Audit Committee. These awards are scheduled to vest on March 21, 2007, and had an aggregate dollar value of approximately $129,000 at the date of grant.

Dividends will be paid on these restricted stock awards when and as declared by Progressive’s Board of Directors. In addition, the participants have the right to vote restricted Common Shares prior to the vesting date.
See “Item 5–Other Information” in Part II of our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and March 31, 2006, for details regarding the restricted stock awards previously granted in 2006.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2006 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 33.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 2, 2006	BY:	/s/ W. Thomas Forrester
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