Form 10-K
period 2006-12-31
PROGRESSIVE CORP/OH/
filed 2007-02-28
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                            to
Commission file number 1-9518
THE PROGRESSIVE CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-0963169

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

6300 Wilson Mills Road, Mayfield Village, Ohio	44143

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006: $18,495,328,214
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2007: 744,477,835
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2007, to be filed on or about March 9, 2007, and the Annual Report to Shareholders for the year ended December 31, 2006, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III and IV hereof.

INTRODUCTION
Portions of the information included in The Progressive Corporation’s Proxy Statement to be filed on or about March 9, 2007, for the Annual Meeting of Shareholders to be held on April 20, 2007 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2006 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2007 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.
PART I
ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 67 subsidiaries and 1 mutual insurance company affiliate. Progressive’s insurance subsidiaries and affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services throughout the United States. Our property-casualty insurance products protect our customers against collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries generally support our insurance and investment operations.
(b) Financial Information About Segments
Incorporated by reference from Note 9, Segment Information, beginning on page App.-A-21 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
(c) Narrative Description of Business
We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $14.1 billion in 2006, compared to $14.0 billion in 2005 and $13.4 billion in 2004. Our combined ratio, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was 86.7 in 2006, 88.1 in 2005 and 85.1 in 2004.
Organization
We write private passenger auto insurance policies in 49 states (all except Massachusetts) and the District of Columbia. Auto insurance differs greatly by community because regulations and legal decisions vary by state and because traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. To respond to these differences in our Personal Lines product management areas, these 50 jurisdictions are organized into three geographical regions. There are two General Managers in each region, one to handle the business written through independent agents and one to handle the business written directly. Our Commercial Auto Business is organized by product on a national basis, with state-level product managers responsible for local implementation. In addition, to service our customers countrywide, the Claims business area is organized into six geographical regions with a General Manager each responsible for a different region. All of our business area General Managers report directly to the Group Presidents (discussed below). Our business written through independent agents has its own Customer Service units; our business written directly has Sales and Customer Service units. Both businesses share claims loss reporting units that take initial claims reporting calls from customers. These Customer Service groups are located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Tempe, Arizona; and Colorado Springs, Colorado.
Our executive management team sets policy and makes key strategic decisions and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer and Chief Human Resource Officer, as well as our four Group Presidents (Agency, Direct, Commercial Auto and

Claims). The Group Presidents are challenged to develop and manage product offerings and customer service processes tailored to the unique requirements of customers who select our insurance products, buying policies through the distribution channel of their choice.
Personal Lines
Our Personal Lines segment writes insurance for private passenger automobiles and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market or customer group. The Personal Lines Businesses accounted for 86% of total net premiums written in 2006, compared to 87% in 2005 and 88% in 2004. Our strategy is to be the low-cost provider of a full line of auto insurance products with superior service, distributed through whichever channel the customer prefers.
We ranked third in industry market share for 2005 based on net premiums written, and believe that we held this position for 2006. We compete with approximately 280 other insurance companies/groups that each writes over $5 million of private passenger auto insurance premiums annually in the United States. The top 15 private passenger auto insurers comprised about 75% of this market. For 2006, the estimated industry net premiums written for personal auto insurance in the United States was $161.1 billion, and our share of this market was approximately 7.6%, compared to $159.5 billion and 7.6%, respectively, in 2005, and $157.3 billion and 7.5% in 2004. Except as otherwise noted, all industry data and our market share or ranking in the industry either were derived directly from data reported by A.M. Best Company Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.
Private passenger automobile insurance represented 91% of total Personal Lines net premiums written by Progressive in 2006, compared to 92% in both 2005 and 2004. Our objective is to offer an accurate rate for virtually all drivers. Volume potential is driven by our price competitiveness, brand recognition and the actions of our competitors, among other factors. See “Competitive Factors” on page 5 of this report for further discussion.
Our specialty Personal Lines products include insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items. These products represented 9% of the total Personal Lines net premiums written and are primarily distributed by independent agents and brokers. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market. Based on our review of the markets, we have determined that we have been the market share leader for personal watercraft insurance since 2002 and for the motorcycle product since 1998.
We also started offering a personal umbrella insurance product in select markets in 2006. This pilot program is currently being offered through certain independent agents to existing Agency Business customers in five states. The pilot program will continue to be evaluated against certain performance criteria before a decision is made as to whether to expand this product offering to additional markets.
The Personal Lines business is generated either by independent agents and brokers or written directly online or by phone. The Agency Business includes business written by our network of more than 30,000 independent insurance agencies located throughout the United States, as well as brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency Business also writes business through strategic alliance business relationships with other insurance companies, financial institutions and national brokerage agencies. In 2006, the total net premiums written through the Agency Business represented 64% of our Personal Lines volume, compared to 66% in 2005 and 68% in 2004.
The Direct Business includes business written directly by us online and over the phone. Net premiums written in the Direct Business were 36%, 34% and 32% of our Personal Lines volume in 2006, 2005 and 2004, respectively.

Commercial Auto
The Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented 14% of our total net premiums written in 2006, compared to 13% in 2005 and 12% in 2004. The majority of our Commercial Auto customers insure three or fewer vehicles. The Commercial Auto Business, which is primarily distributed through the independent agency channel, operates in the specialty truck and light and local commercial auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of the total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the light and local commercial auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses. Although the Commercial Auto Business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. We compete on a countrywide basis with approximately 210 other companies/groups, each with over $5 million of commercial auto premiums written annually. Our Commercial Auto Business ranked third in market share on a national basis in 2005 based on direct written premiums, and we believe that we are in a virtual tie with the other two companies as co-leaders in the commercial auto insurance market for 2006.
Other Indemnity Businesses
Our other indemnity businesses, which represented less than 1% of our 2006, 2005 and 2004 net premiums written, include providing professional liability insurance to community banks, principally directors and officers liability insurance. We reinsure the majority of the risk on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program, sponsored by the American Bankers Association, insures over 1,700 banks, representing every state. In addition, our other indemnity businesses include managing our run-off businesses.
Service Businesses
Our service businesses include providing insurance-related services, primarily policy issuance and claims adjusting services in 25 states for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary markets. We process approximately 50% of the premiums in the CAIP market and compete with two other providers countrywide. As a service provider, we collect fee revenue that is earned on a pro rata basis over the term of the related policies. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations or cash flows. The service businesses represented less than 1% of our 2006, 2005 and 2004 revenues.
Our service business also includes our total loss concierge program. This program is primarily a customer-service initiative, through which we help policyholders and claimants find and purchase a replacement vehicle when their automobile is declared to be a total loss.
Claims
We manage our claims handling on a companywide basis through approximately 475 claims offices located throughout the United States. In addition, we have in operation 53 centers, in 41 metropolitan areas across the country, that provide concierge-level claims service. These facilities are designed to provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will then write the estimate, select a qualified repair shop and inspect the vehicle once the repairs are complete. This service reforms the vehicle repair process, increases consumer satisfaction, increases our productivity and improves the cycle time and quality of repairs. Concierge-level of claims service is our primary approach to damage assessment and facilitation of vehicle repairs in urban markets. We will continue to expand this service into 2007 and 2008, although at a slower pace, with approximately 18 new sites expected to be opened.

Competitive Factors
The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered, claims handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. Over the last few years, third party comparative rating services have emerged, adding transparency to industry pricing, and many of our competitors have significantly increased their advertising and marketing efforts and/or expanded their online service offerings, further intensifying the competitive nature of the automobile and other property-casualty insurance markets.
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
State Insurance Licenses
Progressive’s insurance subsidiaries operate under licenses issued by various state insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. Our licenses govern the kinds of insurance coverages that may be written by our insurance subsidiaries in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to the subsidiaries’ businesses are in good standing.
Insurance Regulation
Progressive’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Progressive’s insurance subsidiaries and affiliate are domiciled in the states of Florida, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas and Wisconsin. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium changes and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “use and file,” to “file and use,” to prior approval, to mandated rates.
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
Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Progressive is in the process of slowly increasing operating leverage through a higher ratio of net premiums written to surplus in our insurance subsidiaries where permitted. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total policyholders’ surplus, generally 3 to 1. At year-end 2006, the combined premiums to surplus ratio for all Progressive insurance companies was 2.8 to 1. Thus, the amount of an insurer’s surplus, in certain cases, may limit its ability to grow its business. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit and underwriting risks. Progressive’s RBC ratios are well in excess of minimum requirements.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation, regulatory measures and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate of return limitations, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.
In a number of states, Progressive’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act, and our information demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. Also, Congress recently mandated that the federal government conduct a disparate impact study of the use of credit. It is possible that Congress or one or more states may enact further legislation affecting the use of credit in underwriting and rating following completion of that study.
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
Statutory Accounting Principles
Our results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Certain significant differences are described below:

Category	GAAP Accounting	SAP Accounting
Acquisition Expenses	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized pro rata over the policy term as premiums are earned.	Commissions, premium taxes and all other acquisition expenses are expensed as incurred.

Non-admitted Assets	Premium receivables are reported net of an allowance for doubtful accounts.

Furniture, equipment, application software, leasehold improvements and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.

Deferred tax assets are recorded based on estimated future tax effects attributable to temporary differences. A valuation allowance is recorded for any tax benefits that are not expected to be realized.	Premium receivables over 90 days past due are “non-admitted,” which means they are written off against surplus. For premium receivables less than 90 days past due, we also estimate a bad debt reserve.

Furniture, equipment, application software, leasehold improvements and prepaid expenses are non-admitted against surplus.

Deferred tax assets that do not meet certain statutory requirements for recognition are non-admitted against surplus.

Reinsurance	Ceded reinsurance balances are shown as an asset on the balance sheet as “prepaid reinsurance premiums” and “reinsurance recoverables.”	Ceded reinsurance balances are netted with liabilities. Ceded unearned premiums are netted against the unearned premium liability. Ceded unpaid loss and loss adjustment expense (LAE) amounts are netted against loss and LAE reserves. Only ceded paid loss and LAE are shown as a reinsurance recoverable asset.

Investment Valuation	Fixed maturity securities, which are classified as available-for-sale, are reported at current fair values. Equity securities are reported at quoted fair values.	Fixed maturity securities are reported at amortized cost or the lower of amortized cost or fair value, depending on the type of security. Equity securities are shown at NAIC fair values.

Federal Income Taxes	Federal tax expense and tax liability or recoverable balances include current and deferred income taxes.	For income statement reporting, federal tax expense only includes the current tax provision. Deferred taxes are posted to surplus. SAP deferred tax assets are subject to certain limitations.
Investments
We employ a conservative approach to investment and capital management intended to ensure that we have sufficient capital to support all of the insurance premium that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $14.7 billion at December 31, 2006, compared to $14.3 billion at December 31, 2005. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield and other factors. Investment income, including net realized gains (losses) on securities, before expenses and taxes, was $638.1 million in 2006, compared to $498.8 million in 2005 and $563.7 million in 2004. For more detailed discussion, see Management’s Discussion and Analysis of Financial

Condition and Results of Operations, beginning on page App.-A-28 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Employees
The number of employees, excluding temporary employees, at December 31, 2006, was 27,778, all of which were employed by subsidiaries of The Progressive Corporation.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on June 28, 2006, as well as in the “Critical Accounting Policies” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-44 of the Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.
The following table provides a reconciliation of beginning and ending estimated liability balances for 2006, 2005 and 2004:
RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
(millions)

	2006	2005	2004

Balance at January 1	$5,660.3	$5,285.6	$4,576.3
Less reinsurance recoverables on unpaid losses	347.2	337.1	229.9

Net balance at January 1	5,313.1	4,948.5	4,346.4

Incurred related to:
Current year	9,641.8	9,720.7	8,664.1
Prior years	(246.9)	(355.9)	(109.1)

Total incurred	9,394.9	9,364.8	8,555.0

Paid related to:
Current year	6,682.3	6,644.7	5,719.2
Prior years	2,662.1	2,355.5	2,233.7

Total paid	9,344.4	9,000.2	7,952.9

Net balance at December 31	5,363.6	5,313.1	4,948.5
Plus reinsurance recoverable on unpaid losses	361.4	347.2	337.1

Balance at December 31	$5,725.0	$5,660.3	$5,285.6

During 2006, 2005 and 2004, we experienced $246.9 million, $355.9 million and $109.1 million, respectively, of favorable loss reserve development. The favorable development was driven by actuarial adjustments, resulting from regularly scheduled actuarial reviews, as well as favorable “all other development” (e.g., claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates by claims representatives). The favorable “all other development” also reflected the continued recognition of lower severity for prior accident years than had been previously estimated. We conduct extensive reviews each month on portions of our business to help ensure that we are meeting our objective of having reserves that are adequate, with minimal variation.
In establishing loss reserves, we take into account projected changes in average severities of claims, which are caused by the anticipated effect of inflation and a number of factors that vary with the individual type of policy written. Average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, inflation, policy provisions and general economic trends. These anticipated trends are reconsidered periodically based on actual development and are modified if necessary.
We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

YEAR ENDED	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
LIABILITY FOR UNPAID LOSSES AND LAE — GROSS	$1,800.6	$2,146.6	$2,188.6	$2,416.2	$2,986.4	$3,238.0	$3,813.0	$4,576.3	$5,285.6	$5,660.3	$5,725.0

LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	267.7	279.1	242.8	216.0	201.1	168.3	180.9	229.9	337.1	347.2	361.4

LIABILITY FOR UNPAID LOSSES AND LAE — NET[1]	1,532.9	1,867.5	1,945.8	2,200.2	2,785.3	3,069.7	3,632.1	4,346.4	4,948.5	5,313.1	5,363.6

PAID (CUMULATIVE) AS OF:
One year later	743.6	922.0	1,082.8	1,246.5	1,409.3	1,601.7	1,860.7	2,233.8	2,355.5	2,662.1
Two years later	1,034.5	1,289.6	1,487.9	1,738.5	2,047.2	2,290.7	2,688.9	3,148.1	3,430.6	—
Three years later	1,266.1	1,474.9	1,680.6	2,001.4	2,355.0	2,655.8	3,084.6	3,642.5	—	—
Four years later	1,351.1	1,554.1	1,785.7	2,126.4	2,514.6	2,821.0	3,291.6	—	—	—
Five years later	1,384.0	1,596.7	1,836.4	2,191.4	2,586.3	2,910.2	—	—	—	—
Six years later	1,399.9	1,618.2	1,865.3	2,225.5	2,631.2	—	—	—	—	—
Seven years later	1,408.9	1,630.4	1,883.4	2,248.1	—	—	—	—	—	—
Eight years later	1,414.1	1,642.9	1,895.2	—	—	—	—	—	—	—
Nine years later	1,417.9	1,650.5	—	—	—	—	—	—	—	—
Ten years later	1,422.3	—	—	—	—	—	—	—	—	—

LIABILITY RE-ESTIMATED AS OF:
One year later	1,429.6	1,683.3	1,916.0	2,276.0	2,686.3	3,073.2	3,576.0	4,237.3	4,592.6	5,066.2
Two years later	1,364.5	1,668.5	1,910.6	2,285.4	2,708.3	3,024.2	3,520.7	4,103.3	4,485.2	—
Three years later	1,432.3	1,673.1	1,917.3	2,277.7	2,671.2	2,988.7	3,459.2	4,048.0	—	—
Four years later	1,451.0	1,669.2	1,908.2	2,272.3	2,666.9	2,982.7	3,457.8	—	—	—
Five years later	1,445.1	1,664.7	1,919.0	2,277.5	2,678.5	2,993.7	—	—	—	—
Six years later	1,442.0	1,674.5	1,917.6	2,284.9	2,683.7	—	—	—	—	—
Seven years later	1,445.6	1,668.4	1,921.9	2,287.4	—	—	—	—	—	—
Eight years later	1,442.5	1,673.9	1,923.4	—	—	—	—	—	—	—
Nine years later	1,443.2	1,675.5	—	—	—	—	—	—	—	—
Ten years later	1,443.6	—	—	—	—	—	—	—	—	—

CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$89.3	$192.0	$22.4	$(87.2)	$101.6	$76.0	$174.3	$298.4	$463.3	$246.9

PERCENTAGE[2]	5.8	10.3	1.2	(4.0)	3.6	2.5	4.8	6.9	9.4	4.6

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE — GROSS	$1,716.2	$1,938.2	$2,157.8	$2,502.8	$2,881.1	$3,179.0	$3,695.7	$4,352.3	$4,849.1	$5,419.4

LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	272.6	262.7	234.4	215.4	197.4	185.3	237.9	304.3	363.9	353.2

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$1,443.6	$1,675.5	$1,923.4	$2,287.4	$2,683.7	$2,993.7	$3,457.8	$4,048.0	$4,485.2	$5,066.2

GROSS CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$84.4	$208.4	$30.8	$(86.6)	$105.3	$59.0	$117.3	$224.0	$436.5	$240.9

[1]	Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

[2]	Cumulative development ÷ liability for unpaid losses and LAE — Net.
The above table presents the development of balance sheet liabilities for losses and LAE from 1996 through 2005. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.
The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2006, our insurance subsidiaries had paid $1,650.5 million of the currently estimated $1,675.5 million of losses and LAE that had been incurred through the end of 1997; thus, an estimated $25.0 million of losses incurred through 1997 remain unpaid as of the current financial statement date.
The cumulative development represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 1996 liability has developed favorably by $89.3 million over ten years. That amount has been reflected in income over the ten years and did not have a significant effect on the income of any one year. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 8 as the “prior years” contribution to incurred losses and LAE.
In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 1999, but incurred in 1996, will be included in the cumulative development amount for years 1996, 1997 and 1998. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.
We experienced continually favorable reserve development from 1996 through 1998 primarily due to decreasing bodily injury severity. The reserves established as of the end of each year assumed the current accident year’s severity would increase over the prior accident year’s estimate. From 1996 continuously through the third quarter 1998, our bodily injury severity decreased each quarter when compared to the same quarter of the prior year. This period of decreasing severity for us was not only longer than that experienced by the industry, but also longer than at any time in our recent history. As the experience continued to be evaluated at later dates, the realization of the decreased severity resulted in favorable reserve development. Late in 1998, we started experiencing an increase in bodily injury severity. As a result, the reserve development for 1998 through 2001 has been much closer to our original estimate. Thereafter, we recognized lower severity than what we expected when reserves were originally set, resulting again in favorable development from 2002 through 2005.
The Analysis of Loss and Loss Adjustment Expenses Development table on page 10 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.
(d) Financial Information About Geographic Areas.
Progressive operates throughout the United States.
(e) Available Information.
Our Web site is located at progressive.com. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to these reports, available free of charge via our Web site at progressive.com/investors. These reports are also available on the SEC’s Web site: sec.gov.
ITEM 1A. RISK FACTORS
Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into three broad categories in assessing how they may affect our ability to achieve our business objectives:
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
In addition, a fourth category of Other Risks is included below to highlight additional matters that our shareholders should consider to better understand management’s long-term approach to the business.
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
The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, this could have a materially adverse effect on our business, financial condition or results of operations. In that case, the market price of our Common Shares could decline materially.
I. Operating Risks
We compete in the automobile insurance and other property-casualty markets, which are highly competitive.
We face vigorous competition from large, well-capitalized national companies and smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies may have greater financial, marketing and management resources than we have. In addition, competitors may offer consumers combinations of auto policies and other insurance products or financial services that we do not offer. We could be adversely affected by the failure to generate new business, or to retain a sufficient percentage of our current customers, as a result of competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives.
From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our and/or our competitors’ then-current or historical modes of doing business. As such, our innovations may entail a degree of risk and may not ultimately achieve anticipated business goals. In addition, these initiatives may be subject to challenge by regulators or private litigants and may disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). If we are unable successfully to develop, plan and implement our strategic initiatives in these competitive, regulatory and legal environments, or if we are unable to identify effective strategies in the first instance to maintain or enhance our competitive position, our business could be materially adversely affected.
Similarly, we undertake distinctive advertising campaigns and other efforts to improve brand recognition, generate new business and increase the retention of our current customers. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, our business could be materially adversely affected. We believe that improving the effectiveness of our advertising campaigns relative to those of our competitors is particularly important given the recent increases in advertising and marketing efforts within the automobile insurance market.
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
In addition, we must forecast volume and other factors in changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust our hiring programs and/or employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our ongoing and new business) in one or more business units or locations. In either such event, our financial results could be materially adversely affected.
We further believe that our success depends, in large part, on our ability to maintain and improve the staffing models and employee culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, legislation or regulations at the state or federal level or other factors in the employment marketplace. In such events, the productivity of certain of our workers could be adversely affected, which could lead to an erosion of our operating performance and margins.
The Progressive Corporation and its insurance subsidiaries are subject to a variety of complex federal and state laws and regulations.
Progressive’s insurance businesses operate in a highly regulated environment. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers. Our insurance subsidiaries’ ability to comply with these laws and regulations at reasonable costs, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Certain states impose restrictions on or require prior regulatory approval of various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies (such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting and efforts to freeze, set or roll back insurance premium rates or limit the rate of return that an insurance company may earn). Insurance laws and regulations may limit the insurance subsidiaries’ ability to underwrite and price risks accurately, prevent the subsidiaries from obtaining timely rate changes to recognize increased or decreased costs, restrict the subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets or prevent insurers from terminating policies under certain circumstances. In addition, compliance with insurance-related laws and regulations often results in increased administrative costs to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow our business in the applicable jurisdictions.
The failure to comply with these laws and regulations also could result in actions by regulators or other law enforcement officials, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries can face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.
During 2004 and 2005, we received document and information requests from several state attorneys general and insurance regulators regarding investigations into the relationships between insurers and brokers and agents, allegations of bid-rigging by certain brokers and other related matters. We have not been notified by any governmental or regulatory authority that we are the target of any such investigation. For a discussion of these requests, see the “Financial Condition — Commitments and Contingencies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, which is attached as Exhibit 13 to this Form 10-K.
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
State insurance regulation may create risks and uncertainties for Progressive’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 5 of this report.
Lawsuits challenging our business practices, and those of our competitors and other companies are pending, and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in putative class action and other lawsuits challenging various aspects of the subsidiaries’ business operations, and such litigation may arise in the future concerning similar or other business practices. These lawsuits include cases alleging damages as a result of our subsidiaries’ use of after-market parts; total loss evaluation methodology; use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; and policy implementation and renewal procedures, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that our subsidiaries’ business practices or systems violate the patent, trademark or other intellectual property rights of third parties. Additional litigation may be filed against us concerning how we settle claims, our employment-related practices, medical malpractice and other general liability causes of action arising from the operation of our business. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, the subsidiaries’ business operations.
Lawsuits against us often seek significant monetary damages. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business. Such litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or future lawsuits may have on our business, operations, profitability or financial condition. For further information on pending litigation, see Note 11, Litigation, beginning on page App.-A.-23 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
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
Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:
•	the availability of sufficient reliable data,

•	uncertainties inherent in estimates and assumptions, generally,

•	our ability to conduct a complete and accurate analysis of available data,

•	our ability to timely recognize changes in trend and to project both the severity and frequency of losses with reasonable accuracy,

•	our ability to project changes in certain operating expenses with reasonable certainty,

•	the development, selection and application of appropriate rating formulae or other pricing methodologies,

•	our ability to innovate with new pricing strategies, and the success of those innovations,

•	our ability to predict policyholder retention accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in our claim settlement practices,

•	changing driving patterns,

•	unexpected changes in the medical sector of the economy, including medical costs, and

•	unanticipated changes in auto repair costs, auto parts prices and used car prices.
The realization of such risks may result in our pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, constraining our ability to write new business.
Our long-term growth prospects could be impacted by reduced accident frequency trends.
Auto accident frequency has steadily declined since 2000, contributing to lower insurance premiums for many consumers. Although not conclusive, several contributors to reduced frequency include improved vehicle safety, road design and driver education. We are not able to predict whether frequency will continue to decline, will stabilize or will return to increasing trends more consistent with the periods prior to 2000. If the recent trend continues, however, declining auto accident frequency, if not offset by an increase in severity, could lead to a long-term reduction in the amount of premiums written in the auto insurance industry, thus directly affecting our ability to grow our auto insurance business revenues.
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
Our financial statements include loss reserves, which represent our best estimate of the amounts that the subsidiaries will ultimately pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which can arise from a number of factors, including:
•	the availability of sufficient reliable data,

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends in multiple markets,

•	unexpected changes in medical and auto repair costs,

•	unanticipated changes in governing statutes and regulations,

•	new or changing interpretations of insurance policy provisions by courts,

•	inconsistent decisions in lawsuits regarding coverage and changing theories of liability,

•	ongoing changes in our claim settlement practices,

•	the accuracy of our estimates of the frequency or severity of claims that have been incurred but not reported as of the date of the financial statements,

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy of estimates of total loss and loss adjustment expenses as determined by our employees for different categories of claims.
As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on our results of operations, liquidity or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 8 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 28, 2006.
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
Our financial performance may be materially adversely affected by severe weather conditions or other catastrophic losses.
Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots, hazardous material releases, medical epidemics, utility outages or interruptions of communications facilities. The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. In addition, our business could be further impaired if a significant portion of our business or systems were shut down by, or if we were unable to gain access to certain of our facilities as a result of, such an event. Most of our past catastrophe-related claims have resulted from severe storms, as evidenced recently by the active hurricane seasons in 2004 and 2005. The incidence and severity of catastrophes are inherently unpredictable. When they occur with enough severity, our financial performance, cash flows and results of operations could be materially adversely affected.
Our business depends on the uninterrupted operation of our facilities, systems and business functions, including our information technology and other business systems.
Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour call centers, processing new and renewal business, and processing and paying claims. A shut-down of or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems for any reason, including failures that might occur as existing systems are replaced or upgraded, could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. This could result in a materially adverse effect on our business results, prospects and liquidity.
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
II. Investing Risks
The performance of our fixed-income and equity investment portfolios is subject to investment risks.
Our fixed-income portfolio is subject to a number of risks, including:
•	Interest rate risk — the risk of adverse changes in the value of fixed-income securities as a result of increases in the underlying market rates, which is the most significant risk to the fixed-income portfolio.
•	Credit risk — the risk that the value of certain investments may become impaired due to the deterioration in financial condition of one or more issuers of those instruments and, ultimately, the risk of permanent loss in the event of default by an issuer.
•	Concentration risk — the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition of those issuers or the market value of their securities.

•	Prepayment or extension risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) — the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, adversely affecting the value of or income from such securities and the portfolio.
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
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, repurchase its Common Shares, or make capital contributions to or otherwise fund its subsidiaries or affiliates. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:
•	State insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus.
•	State regulations restrict the amounts available for distribution based on either net income or surplus availability of the insurance company.
•	Competitive pressures require our insurance subsidiaries to maintain financial strength ratings.
•	In certain jurisdictions, prior approval must be obtained from state regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the holding company.
Further information on state insurance laws and regulations which may limit the ability of our insurance subsidiaries to pay dividends can be found in Item 5(c), “Dividends,” on page 20 of this report.
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
Our decision to retain a specific amount of capital that is not adequate to support our actual business needs could adversely affect our financial condition and our ability to grow.
We intend to maintain capital levels as necessary to pay all claims and other business expenses, to provide for the anticipated growth of our insurance businesses, and to provide for additional protection against possible large, unexpected losses. The level of capital that is retained at any time is determined by management based, in part, on current and anticipated business results, our growth prospects, and estimates of the levels of capital needed to protect us against unexpected events. The estimates for unexpected events are internally produced and are the result of extensive analysis and modeling of the types of risks that we are likely to face. If our actual capital level turns out to be lower than is actually needed at a given time, our financial condition could be materially adversely affected, our ability to grow the insurance business could be constrained until additional sources of capital are found, and our ability to gain access to debt or equity markets at favorable rates could be adversely impacted.
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
IV. Other Risks
We do not manage to short-term earnings expectations; our goal is to maximize the long-term value of the enterprise, which at times may adversely affect short-term results.
We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of the dividend paid under our annual variable dividend policy. We also do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in our stock price.
In addition, due to our focus on the long-term value of the enterprise, we may undertake business strategies and establish related financial goals for a specific year that are designed to enhance our longer-term position, while understanding that such strategies may not always similarly benefit short-term performance, such as our annual underwriting profit or earnings per share. Such strategies, for example, may involve a reduction in premiums for certain products or customers to support growth or enhance retention of current customers. Consequently, these strategies may adversely affect short-term performance and may result in additional volatility in our stock price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation. Progressive’s corporate headquarters are located on a 42-acre parcel in Mayfield Village, Ohio. We also have a 72-acre corporate office complex near the headquarters. Buildings on these two sites contain approximately 1.6 million square feet of office space.
We also own: seven other buildings in Cleveland, Ohio suburbs near the corporate office complexes; four buildings in Tampa, Florida; five buildings in Colorado Springs, Colorado; and a building in each of the following cities: Albany, New York; Ft. Lauderdale, Florida; Plymouth Meeting, Pennsylvania; Tempe, Arizona; and Tigard, Oregon. Two of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 2.0 million square feet of office, warehouse and training facility space. These facilities are occupied by our business units or other supporting operations and are not segregated by industry segment.
The building in Tempe, Arizona is also partially used as a claims service center. In addition, we own 33 buildings and lease another 19 to provide concierge-level claims service at various locations throughout the United States. In total, these additional buildings contain approximately .8 million square feet. We will continue to expand this service into 2007 and 2008, although at a slower pace, with approximately 18 new sites expected to be opened.
We lease approximately 1.3 million square feet of office and warehouse space at various locations throughout the United States for our business units and corporate functions. In addition, we lease approximately 475 claims offices, consisting of approximately 3.5 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.
ITEM 3. LEGAL PROCEEDINGS
None. For a discussion of litigation we currently face, see Note 11, Litigation, beginning on page App.-A-23 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
On February 22, 2007, a jury in the Federal District Court in Oklahoma City, Oklahoma, rendered a verdict in the amount of $61 million against one of our subsidiaries in an individual employment-related case brought under Title VII of the Civil Rights Act of 1964. All actions under Title VII are subject to a statutory cap on compensatory and punitive damages of $300,000 (excluding damages for front pay, back pay and attorneys fees, which were not covered by the jury’s verdict and will be decided separately by the Court). We, therefore, believe that the jury’s determination is contrary to law and also believe that the verdict was not supported by the facts presented to the Court. We will pursue available remedies to have the verdict overturned or reduced to an amount in conformance with the statutory cap, and we believe that any liability in this case will not materially impact our financial condition, cash flows or results or operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference from information with respect to executive officers of The Progressive Corporation and its subsidiaries set forth in Item 10 in Part III of this Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
All share and per share amounts in the information provided below have been adjusted for the May 18, 2006, 4-for-1 stock split.
(a) Market Information
Progressive’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange under the symbol PGR. The high and low prices set forth below are as reported on the consolidated transaction reporting system.

					Dividends
Year	Quarter	High	Low	Close	Per Share

2006	1	$30.09	$25.25	$26.07	$.00750
	2	27.86	25.25	25.71	.00750
	3	25.84	22.18	24.54	.00875
	4	25.54	22.19	24.22	.00875

		$30.09	$22.18	$24.22	$.03250

2005	1	$23.12	$20.35	$22.94	$.00750
	2	25.22	21.88	24.70	.00750
	3	26.83	23.43	26.19	.00750
	4	31.23	25.76	29.20	.00750

		$31.23	$20.35	$29.20	$.03000

The closing price of our Common Shares on January 31, 2007, was $23.19.
(b) Holders
There were 3,927 shareholders of record on January 31, 2007.
(c) Dividends
See the table above for the frequency and amount of cash dividends paid on our Common Shares, $1.00 par value, for the last two years.
During 2006, Progressive’s Board of Directors approved a plan to replace our previous dividend policy in 2007 with an annual variable dividend, payable shortly after the close of each year. This change is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-28 of our 2006 Annual Report, which is included as Exhibit 13 to this Form 10-K.
Consolidated statutory policyholders’ surplus was $5.0 billion on December 31, 2006, and $4.7 billion on December 31, 2005. At December 31, 2006, $475.5 million of consolidated statutory policyholders’ surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $1.4 billion in 2007 without prior approval from regulatory authorities, provided the dividend payments are not within 12 months of previous dividends paid by the applicable subsidiary.

(d) Securities authorized for issuance under equity compensation plans
The following information is set forth with respect to our equity compensation plans at December 31, 2006.
EQUITY COMPENSATION PLAN INFORMATION

	Number of	Weighted-	Cumulative	Number of Securities
	Securities to be	Average Exercise	Number of	Remaining Available
	Issued upon	Price of	Securities	for Future Issuance
	Exercise of	Outstanding	Awarded as	Under Equity
Plan Category	Outstanding Options	Options	Restricted Stock	Compensation Plans

Equity compensation plans approved by security holders:
Employee Plans:
2003 Incentive Plan	—	—	6,551,486	13,448,514
1995 Incentive Plan[1]	13,747,221	$8.75	1,402,320	—

Subtotal Employee Plans	13,747,221	8.75	7,953,806	13,448,514

Director Plans:
2003 Directors Equity Incentive Plan	—	—	229,651	1,170,349
1998 Directors’ Stock Option Plan	652,664	9.05	—	1,627,824
1990 Directors’ Stock Option Plan[1]	120,000	6.12	—	—

Subtotal Director Plans	772,664	8.59	229,651	2,798,173

Equity compensation plans not approved by security holders:
None	—	—	—	—

Total	14,519,885	$8.74	8,183,457	16,246,687

[1]	These plans have expired and no further awards may be made thereunder.

(e) Performance Graph
The following performance graph compares the performance of Progressive’s Common Shares (“PGR”) to the Standard & Poor’s Index (“S&P Index”) and the Value Line Property/Casualty Industry Group (“P/C Group”) for the last five years.
Cumulative Five-Year Total Return*
PGR, S&P Index, P/C Group (Performance Results through 12/31/06)
Cumulative Total Return as of December 31 of each year
(assumes $100 was invested at the close of trading on December 31, 2001)

	2002	2003	2004	2005	2006
PGR	$99.90	$168.59	$171.35	$236.34	$196.23
S&P Index	77.90	100.25	111.16	116.62	135.03
P/C Group	103.55	130.98	146.37	162.36	185.85

*	Assumes reinvestment of dividends.
Source: Value Line, Inc.
(f) Recent Sales of Unregistered Securities
None.
(g) Share Repurchases
ISSUER PURCHASES OF EQUITY SECURITIES

2006			Total Number of Shares	Maximum Number of Shares
Calendar	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Month	Shares Purchased	Paid per Share	Announced Plans or Programs[1]	Under the Plans or Programs[1]

October	4,695,236	$24.44	17,847,494	42,152,506
November	6,307,600	23.14	24,155,094	35,844,906
December	4,507,800	24.00	28,662,894	31,337,106

Total	15,510,636	$23.79

[1]	In April 2006, the Board of Directors authorized the repurchase of up to 60 million Common Shares.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. See Note 8, Employee Benefit Plans, “Incentive Compensation Plans,” beginning on page App.-A-17 of the Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted stock grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions — except per share amounts)

	For the years ended December 31,
	2006	2005	2004	2003	2002

Total revenues	$14,786.4	$14,303.4	$13,782.1	$11,892.0	$9,294.4
Net income	1,647.5	1,393.9	1,648.7	1,255.4	667.3
Per share:[1]
Net income[2]	2.10	1.74	1.91	1.42	.75
Dividends	.0325	.0300	.0275	.0250	.0240
Total assets	19,482.1	18,898.6	17,184.3	16,281.5	13,564.4
Debt outstanding	1,185.5	1,284.9	1,284.3	1,489.8	1,489.0

[1]	All per share amounts were adjusted for the May 18, 2006, 4-for-1 stock split.

[2]	Presented on a diluted basis.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page App.-A-28 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the “Quantitative Market Risk Disclosures” section beginning on page App.-A-50 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
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
Management’s Report on Internal Control over Financial Reporting is incorporated by reference from page App.-A-26 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
The independent registered public accounting firm’s Attestation Report on Management’s Assessment of Internal Control over Financial Reporting is incorporated by reference from page App.-A-27 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
There has been no change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2007 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	51	President and Chief Executive Officer; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, prior to April 2004

W. Thomas Forrester	58	Vice President and Chief Financial Officer (retiring effective March 2007)

Brian C. Domeck	47	Chief Financial Officer beginning in March 2007; Demand Manager for the Direct Business from April 2003 through December 2006; Senior Controller for the Agency Business prior to April 2003

Charles E. Jarrett	49	Vice President, Secretary and Chief Legal Officer

Thomas A. King	47	Vice President; Treasurer since April 2003; Investment Strategist prior to April 2003

Jeffrey W. Basch	48	Vice President and Chief Accounting Officer

John A. Barbagallo	47	Agency Group President since May 2006; Agency Business General Manager of the Atlantic Region from January 2005 to May 2006; Agency Business General Manager of the Great Plains Region from March 2003 through December 2004; Director of Product Research and Development for the Agency Business prior to March 2003

William M. Cody	44	Chief Investment Officer since February 2003; Portfolio Manager prior to February 2003

Susan Patricia Griffith	42	Chief Human Resource Officer since April 2002; Process Manager for Claims Central Services prior to April 2002

Brian J. Passell	50	Claims Group President

John P. Sauerland	42	Direct Group President since June 2006; Claims General Manager of the Midwest Region prior to June 2006

Brian A. Silva	53	Commercial Auto Group President since May 2006; Commercial Auto General Manager prior to May 2006

Raymond M. Voelker	43	Chief Information Officer

Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated by reference from the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement (which can be found in “Security Ownership of Certain Beneficial Owners and Management”).
Code of Ethics. Progressive has a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and other senior financial officers. This Code of Ethics is available, without charge, at: progressive.com/governance, or may be requested in print by writing to: The Progressive Corporation, Investor Relations, 6300 Wilson Mills Road, Box W33, Mayfield Village, Ohio 44143.
We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on our Internet Web site at: progressive.com/governance.
Shareholder-Proposed Candidate Procedures. There were no material changes to the Company’s shareholder-proposed candidate procedures during 2006. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
Audit Committee. Incorporated by reference from the “Audit Committee” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
Financial Expert. Incorporated by reference from the “Audit Committee Financial Expert” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Other Board of Directors Information: Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information” subsections “Board of Directors Independence Standards and Determinations” and “Certain Relationships and Related Transactions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements included in Progressive’s 2006 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — For the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Balance Sheets — December 31, 2006 and 2005

•	Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows — For the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
(a)(2) Listing of Financial Statement Schedules
The following financial statement schedules, Report of Independent Registered Public Accounting Firm and Consent of Independent Registered Public Accounting Firm are included in Item 15(c):
•	Schedule I — Summary of Investments — Other than Investments in Related Parties

•	Schedule II — Condensed Financial Information of Registrant

•	Schedule III — Supplementary Insurance Information

•	Schedule IV — Reinsurance

•	Schedule VI — Supplemental Information Concerning Property-Casualty Insurance Operations

•	Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

•	Consent of Independent Registered Public Accounting Firm

•	No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos.10.5 through 10.70.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2006
			Amount At Which
			Shown In The
Type of Investment	Cost	Fair Value	Balance Sheet

Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$3,195.1	$3,203.4	$3,203.4
States, municipalities and political subdivisions	3,124.2	3,119.7	3,119.7
Foreign government obligations	29.8	29.8	29.8
Public utilities	50.0	49.3	49.3
Corporate and other debt securities	1,075.0	1,067.5	1,067.5
Asset-backed securities	2,387.4	2,390.1	2,390.1
Redeemable preferred stock	98.1	99.1	99.1

Total fixed maturities	9,959.6	9,958.9	9,958.9

Equity securities:
Common stocks:
Public utilities	140.3	238.3	238.3
Banks, trusts and insurance companies	341.1	560.5	560.5
Industrial, miscellaneous and all other	987.6	1,569.3	1,569.3
Nonredeemable preferred stocks	1,761.4	1,781.0	1,781.0

Total equity securities	3,230.4	4,149.1	4,149.1

Short-term investments:
Auction rate municipal obligations	99.4	99.4	99.4
Auction rate preferred stocks	69.2	69.4	69.4
Other short-term investments	412.4	412.4	412.4

Total short-term investments	581.0	581.2	581.2

Total investments	$13,771.0	$14,689.2	$14,689.2

Progressive did not have any securities of any one issuer with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2006.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2006	2005	2004

Revenues
Dividends from subsidiaries*	$1,635.5	$1,625.9	$2,123.8
Intercompany investment income*	85.9	33.9	13.2

	1,721.4	1,659.8	2,137.0

Expenses
Interest expense	81.3	85.6	86.1
Deferred compensation — stock price appreciation (depreciation)[1]	(4.4)	6.6	.4
Other operating costs and expenses	3.0	2.3	5.4

	79.9	94.5	91.9

Income before income taxes and other items below	1,641.5	1,565.3	2,045.1
Income tax provision (benefit)	1.7	(21.5)	(34.4)

Net income — parent company only	1,639.8	1,586.8	2,079.5
Net income (loss) of subsidiaries after current year dividend distributions	7.7	(192.9)	(430.8)

Net income — consolidated	$1,647.5	$1,393.9	$1,648.7

*	Eliminated in consolidation.

[1]	See Note 5 — Employee Benefit Plans on page 32.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2006	2005

ASSETS
Investment in non-consolidated affiliates	$1.0	$1.0
Investment in subsidiaries*	5,780.5	5,365.1
Receivable from investment subsidiary*	2,186.4	1,986.1
Intercompany receivable*	109.1	87.0
Income taxes	7.5	26.5
Other assets	75.7	61.1

TOTAL ASSETS	$8,160.2	$7,526.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$128.1	$134.4
Debt	1,185.5	1,284.9

Total liabilities	1,313.6	1,419.3

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0 and 600.0 shares; issued 798.7, and 213.1, including treasury shares of 50.7 and 15.8)	748.0	197.3
Paid-in capital	847.4	848.2
Unamortized restricted stock[1]	—	(62.7)
Accumulated other comprehensive income:
Net unrealized gains on investment in equity securities of consolidated subsidiaries	596.8	390.1
Net unrealized gains on forecasted transactions	7.5	8.6
Retained earnings	4,646.9	4,726.0

Total shareholders’ equity	6,846.6	6,107.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,160.2	$7,526.8

*	Eliminated in consolidation.

[1]	Upon adoption of SFAS 123(R), companies were required to eliminate any unearned compensation (i.e., contra-equity) accounts against the appropriate equity accounts. As a result, as of January 1, 2006, we were required to reclassify $62.7 million of “Unamortized restricted stock,” of which $51.5 million related to equity awards and $11.2 million related to liability awards.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,647.5	$1,393.9	$1,648.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net (income) loss of subsidiaries after current year dividend distributions	(7.7)	192.9	430.8
Amortization of stock-based compensation	1.6	1.1	1.1
Changes in:
Intercompany receivable or payable	(22.1)	126.0	(44.7)
Accounts payable and accrued expenses	5.1	18.0	2.9
Income taxes	19.0	(116.5)	28.6
Tax benefit from exercise/vesting of stock-based compensation[1]	—	41.2	44.3
Other, net	(9.6)	(11.3)	(12.3)

Net cash provided by operating activities	1,633.8	1,645.3	2,099.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(176.1)	(158.9)	(499.7)
Received from (paid to) investment subsidiary	(200.3)	(1,024.1)	200.4

Net cash used in investing activities	(376.4)	(1,183.0)	(299.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	43.3	44.2	51.7
Tax benefit from exercise/vesting of stock-based compensation[1]	38.8	—	—
Payment of debt	(100.0)	—	(200.0)
Dividends paid to shareholders	(25.0)	(23.7)	(23.3)
Acquisition of treasury shares	(1,214.5)	(482.8)	(1,628.5)

Net cash used in financing activities	(1,257.4)	(462.3)	(1,800.1)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

[1]	Reclassified pursuant to the adoption of SFAS 123(R).
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements of The Progressive Corporation should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries included in Progressive’s 2006 Annual Report to Shareholders, which is included as Exhibit 13 to this Form 10-K.
Note 1 Statement of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash since its funds are maintained in a non-insurance, investment subsidiary. The Progressive Corporation has unrestricted access to these funds to meet its holding company obligations. The Progressive Corporation paid income taxes of $739.0 million in 2006, $767.0 million in 2005 and $709.0 million in 2004, respectively. Total interest paid was $81.3 million in 2006 and $85.0 million in 2005 and $91.6 million in 2004. Non-cash activity includes the liability for deferred restricted stock compensation (prior to the adoption of SFAS 123(R)) and the contribution from The Progressive Corporation of its Common Shares to certain subsidiaries, subject to restricted stock awards granted to employees.
The Progressive Corporation effected a 4-for-1 stock split in the form of a stock dividend to shareholders on May 18, 2006. We reflected the issuance of the additional Common Shares by transferring $585.9 million from retained earnings to the common stock account. All share, per share and equivalent share amounts and stock prices were adjusted to give effect to the split. Treasury shares were not split.
The Progressive Corporation previously classified dividends received from consolidated subsidiaries (i.e., dividend income) as an investing activity and cash loaned to a subsidiary as a financing activity. The Progressive Corporation revised these classifications to instead appropriately disclose dividend income as an operating activity and loans to a subsidiary as an investing activity in 2006, with conforming changes in 2005 and 2004.
Note 2 Income Taxes — The Progressive Corporation files a consolidated federal income tax return with all subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Income taxes in the accompanying Condensed Balance Sheets are comprised of the parent company’s net deferred tax assets offset by the consolidated group’s net income taxes payable/recoverable. The Progressive Corporation and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in Intercompany Receivable in the accompanying Condensed Balance Sheets.
Note 3 Investments in Consolidated Subsidiaries — The Progressive Corporation, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2006	2005	2004

Changes in unrealized gains (losses):
Available-for-sale: fixed maturities	$38.2	$(150.7)	$(122.4)
equity securities	279.9	81.4	148.4
Deferred income taxes	(111.4)	24.3	(9.1)

	$206.7	$(45.0)	$16.9

Note 4 Debt — The information relating to debt is incorporated by reference from Note 4, Debt, on page App.-A-15 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Note 5 Employee Benefit Plans — The information relating to incentive compensation plans and deferred compensation is incorporated by reference from Note 8, Employee Benefit Plans, beginning on page App.-A-17 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Note 6 Reclassifications — In the Condensed Statements of Income, “Deferred compensation-stock price appreciation (depreciation)” was reclassified out of “Other operating costs and expenses.” There was no impact on total expenses or total net income.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		Future
		policy		Other
		benefits,		policy			Benefits,	Amortization
	Deferred	losses,		claims			claims,	of deferred
	policy	claims and		and		Net	losses and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue	income[1,2]	expenses	costs	expenses	written

Year ended December 31, 2006:
Personal Lines					$12,241.0		$8,254.7	$1,231.4	$1,249.6	$12,208.8
Commercial Auto					1,851.9		1,129.2	209.8	146.4	1,898.0
Other indemnity					25.0		11.0	.7	6.8	25.2

Total	$441.0	$5,725.0	$4,335.0	$—	$14,117.9	$635.9	$9,394.9	$1,441.9	$1,402.8	$14,132.0

Year ended December 31, 2005:
Personal Lines					$12,069.3		$8,310.3	$1,256.9	$1,168.8	$12,182.9
Commercial Auto					1,667.8		1,041.5	190.9	137.4	1,801.2
Other indemnity					27.3		13.0	.4	6.0	23.5

Total	$444.8	$5,660.3	$4,335.1	$—	$13,764.4	$524.6	$9,364.8	$1,448.2	$1,312.2	$14,007.6

Year ended December 31, 2004:
Personal Lines					$11,611.9		$7,629.3	$1,241.8	$1,107.0	$11,735.8
Commercial Auto					1,524.1		909.9	173.4	119.4	1,616.6
Other indemnity					33.9		15.8	2.8	12.2	25.7

Total	$432.2	$5,285.6	$4,108.0	$—	$13,169.9	$470.5	$8,555.0	$1,418.0	$1,238.6	$13,378.1

1	Progressive does not allocate assets, liabilities or investment income to operating segments.

2	Excludes net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other		Assumed
Year Ended:	Amount	Companies	Companies	Net Amount	to Net

December 31, 2006
Premiums earned:
Property and liability insurance	$14,386.3	$268.4	$—	$14,117.9	—

December 31, 2005
Premiums earned:
Property and liability insurance	$14,066.2	$301.8	$—	$13,764.4	—

December 31, 2004
Premiums earned:
Property and liability insurance	$13,480.8	$310.9	$—	$13,169.9	—

SCHEDULE VI -SUPPLEMENTAL INFORMATION CONCERNING PROPERTY — CASUALTY INSURANCE OPERATIONS
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment		Paid Losses and Loss
	Expenses Incurred Related to		Adjustment Expenses
Year Ended	Current Year	Prior Years
December 31, 2006	$9,641.8	$(246.9)	$9,344.4

December 31, 2005	$9,720.7	$(355.9)	$9,000.2

December 31, 2004	$8,664.1	$(109.1)	$7,952.9

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 33, for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders
of The Progressive Corporation:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007 appearing in the 2006 Annual Report to Shareholders of The Progressive Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 28, 2007

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
of The Progressive Corporation of our report dated February 28, 2007 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 28, 2007 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 28, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 28, 2007	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	February 28, 2007

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	February 28, 2007

/s/ W. Thomas Forrester W. Thomas Forrester	Vice President and Chief Financial Officer	February 28, 2007

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 28, 2007

* Charles A. Davis	Director	February 28, 2007

* Stephen R. Hardis	Director	February 28, 2007

* Bernadine P. Healy, M.D.	Director	February 28, 2007

* Jeffrey D. Kelly	Director	February 28, 2007

* Abby F. Kohnstamm	Director	February 28, 2007

*	Director	February 28, 2007
Philip A. Laskawy

* Norman S. Matthews	Director	February 28, 2007

* Patrick H. Nettles, Ph.D.	Director	February 28, 2007

* Donald B. Shackelford	Director	February 28, 2007

* Bradley T. Sheares, Ph.D.	Director	February 28, 2007

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett Charles E. Jarrett	February 28, 2007
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(3)(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 21, 2006)	Quarterly Report on Form 10-Q (filed with SEC on May 4, 2006; Exhibit 3(A) therein)

(3)(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 15, 2005)	Quarterly Report on Form 10-Q (filed with SEC on May 9, 2005; Exhibit 3(A) therein)

(4)	4.1	Commercial Note: Demand Line of Credit with National City Bank dated December 13, 2005	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 4(A) therein)

(4)	4.2	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented (see exhibit 4.6 below)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 4(I) therein)

(4)	4.3	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 4(E) therein)

(4)	4.4	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(I) therein)

(4)	4.5	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.7 therein)

(4)	4.6	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed with SEC on March 31, 1998; Exhibit 4.1 therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(4)	4.7	First Supplemental Indenture dated March 15, 1996 between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (filed with SEC on March 15, 1996; Exhibit 4.2 therein)

(4)	4.8	Second Supplemental Indenture dated February 26, 1999 between Progressive and State Street Bank and Trust Company, as Trustee	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(H) therein)

(4)	4.9	Third Supplemental Indenture dated December 7, 2001 between Progressive and State Street Bank and Trust Company, as Trustee	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 4(H) therein)

(4)	4.10	Fourth Supplemental Indenture dated November 21, 2002 between Progressive and State Street Bank and Trust Company, as Trustee	Current Report on Form 8-K (filed with SEC on November 21, 2002; Exhibit 4.6 therein)

(10)(ii)	10.1	Aircraft Management Agreement dated April 23, 1999, between Village Transport Corp. and Acme Operating Corporation	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(A) therein)

(10)(ii)	10.2	Hangar Sharing Agreement dated as of June 1, 2002 between Progressive Casualty Insurance Company and Acme Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(B) therein)

(10)(ii)	10.3	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Current Report on Form 8-K (filed with SEC on September 20, 2006; Exhibit 10(A) therein)

(10)(ii)	10.4	Reimbursement Agreement dated December 23, 2002 between Village Transport Corp. and Acme Operating Corporation	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(C) therein)

(10)(iii)	10.5	The Progressive Corporation 2005 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(A) therein)

(10)(iii)	10.6	The Progressive Corporation 2006 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(A) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.7	Amendment to The Progressive Corporation 2006 Gainsharing Plan	Quarterly Report on Form 10-Q (filed with SEC on May 4, 2006; Exhibit 10(A) therein)

(10)(iii)	10.8	The Progressive Corporation 2007 Gainsharing Plan	Filed herewith

(10)(iii)	10.9	2005 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(C) therein)

(10)(iii)	10.10	2006 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(C) therein)

(10)(iii)	10.11	The Progressive Corporation 1999 Executive Bonus Plan (as amended on January 31, 2003)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(H) therein)

(10)(iii)	10.12	The Progressive Corporation 2004 Executive Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(J) therein)

(10)(iii)	10.13	The Progressive Corporation 2007 Executive Bonus Plan	Current Report on Form 8-K (filed with SEC on February 8, 2007; Exhibit 10(A) therein)

(10)(iii)	10.14	The Progressive Corporation 2005 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(B) therein)

(10)(iii)	10.15	The Progressive Corporation 2006 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(B) therein)

(10)(iii)	10.16	The Progressive Corporation 2007 Information Technology Incentive Plan	Filed herewith

(10)(iii)	10.17	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(5) therein)

(10)(iii)	10.18	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(P) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.19	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(Q) therein)

(10)(iii)	10.20	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(R) therein)

(10)(iii)	10.21	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(M) therein)

(10)(iii)	10.22	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(T) therein)

(10)(iii)	10.23	Form of The Progressive Corporation 1995 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 10(T) therein)

(10)(iii)	10.24	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10.25	First Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed with SEC on February 8, 2007; Exhibit 10(B) therein)

(10)(iii)	10.26	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10.27	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(A) therein)

(10)(iii)	10.28	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(c) therein)

(10)(iii)	10.29	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(B) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.30	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10.31	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(V) therein)

(10)(iii)	10.32	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2003)	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10.33	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(C) therein)

(10)(iii)	10.34	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(A) therein)

(10)(iii)	10.35	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Y) therein)

(10)(iii)	10.36	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Z) therein)

(10)(iii)	10.37	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on March 17, 2005; Exhibit 10(A) therein)

(10)(iii)	10.38	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(B) therein)

(10)(iii)	10.39	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(B) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.40	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AA) therein)

(10)(iii)	10.41	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 and thereafter)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(a) therein)

(10)(iii)	10.42	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AC) therein)

(10)(iii)	10.43	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(c) therein)

(10)(iii)	10.44	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CA) therein)

(10)(iii)	10.45	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(C) therein)

(10)(iii)	10.46	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AE) therein)

(10)(iii)	10.47	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(b) therein)

(10)(iii)	10.48	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CB) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.49	Form of The Progressive Corporation Executive Deferred Compensation Plan Revocation Election for Gainsharing Plan Participants (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(D) therein)

(10)(iii)	10.50	Form of The Progressive Corporation Executive Deferred Compensation Plan Revocation Election for Executive Bonus Plan Participants (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(E) therein)

(10)(iii)	10.51	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(25) therein)

(10)(iii)	10.52	First Amendment to Trust Agreement between Fidelity Management Trust Company and the Company	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(26) therein)

(10)(iii)	10.53	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(AV) therein)

(10)(iii)	10.54	Form of The Progressive Corporation’s Directors Deferral Plan Agreement	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CC) therein)

(10)(iii)	10.55	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AH) therein)

(10)(iii)	10.56	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(A) therein)

(10)(iii)	10.57	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AI) therein)

(10)(iii)	10.58	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2005 and thereafter)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(d) therein)

(10)(iii)	10.59	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Revocation Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(C) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.60	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(T) therein)

(10)(iii)	10.61	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed with SEC on March 14, 2003; Exhibit 10(U) therein)

(10)(iii)	10.62	Director Compensation Schedule for 2003, 2004 and 2005	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 10(AW) therein)

(10)(iii)	10.63	Director Compensation Schedule for 2006 (amounts remained the same for 2007)	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(D) therein)

(10)(iii)	10.64	The Progressive Corporation Executive Separation Allowance Plan	Filed herewith

(10)(iii)	10.65	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Current Report on Form 8-K(filed with SEC on December 13, 2006; Exhibit 10(A) therein)

(10)(iii)	10.66	Form of Termination Agreement [This agreement terminated all prior employment agreements with executive officers. The employment agreements that were terminated were previously filed as Exhibits 10(A) through 10(H) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2001, Exhibits 10(A) through 10(H) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2001, Exhibits 10(I) and 10(J) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, and Exhibits 10(A) through 10(C) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2006.]	Current Report on Form 8-K(filed with SEC on December 13, 2006; Exhibit 10(B) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.67	Employment Agreement dated July 17, 2006 between The Progressive Corporation and John A. Barbagallo [This employment agreement was terminated (see exhibit 10.66 of this Form 10-K for Form of Termination)]	Quarterly Report on Form 10-Q (filed with SEC on August 3, 2006; Exhibit 10(A) therein)

(10)(iii)	10.68	Employment Agreement dated July 17, 2006 between The Progressive Corporation and John P. Sauerland [This employment agreement was terminated (see exhibit 10.66 of this Form 10-K for Form of Termination)]	Quarterly Report on Form 10-Q (filed with SEC on August 3, 2006; Exhibit 10(B) therein)

(10)(iii)	10.69	Employment Agreement dated July 17, 2006 between The Progressive Corporation and Brian A. Silva [This employment agreement was terminated in December 2006 (see exhibit 10.66 of this Form 10-K for Form of Termination)]	Quarterly Report on Form 10-Q (filed with SEC on August 3, 2006; Exhibit 10(C) therein)

(10)(iii)	10.70	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(BG) therein)

(11)	11	Computation of Earnings Per Share	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(13)	13	The Progressive Corporation 2006 Annual Report to Shareholders	Filed herewith

(21)	21	Subsidiaries of The Progressive Corporation	Filed herewith

(23)	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 37 of this Annual Report on Form 10-K

(24)	24	Powers of Attorney	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(31)	31.1	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31.2	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32.1	Certification of the Principal Executive Officer, Glenn M. Renwick, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32.2	Certification of the Principal Financial Officer, W. Thomas Forrester, of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith
     No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.