Form 10-Q
period 2007-03-31
PROGRESSIVE CORP/OH/
filed 2007-05-03
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Common Shares, $1.00 par value: 736,221,011 outstanding at March 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three Months Ended March 31,	2007	2006	% Change

(millions — except per share amounts)
Revenues
Net premiums earned	$3,493.8	$3,500.5	—
Investment income	163.5	151.5	8
Net realized gains on securities	23.3	.5	4560
Service revenues	6.2	8.4	(26)

Total revenues	3,686.8	3,660.9	1

Expenses
Losses and loss adjustment expenses	2,400.5	2,282.8	5
Policy acquisition costs	355.2	362.1	(2)
Other underwriting expenses	371.5	338.7	10
Investment expenses	2.8	2.5	12
Service expenses	5.2	6.8	(24)
Interest expense	18.9	20.5	(8)

Total expenses	3,154.1	3,013.4	5

Net Income
Income before income taxes	532.7	647.5	(18)
Provision for income taxes	169.2	210.9	(20)

Net income	$363.5	$436.6	(17)

Computation of Earnings Per Share
Basic:
Average shares outstanding	737.8	781.2	(6)

Per share	$.49	$.56	(12)

Diluted:
Average shares outstanding	737.8	781.2	(6)
Net effect of dilutive stock-based compensation	7.5	10.5	(29)

Total equivalent shares	745.3	791.7	(6)

Per share	$.49	$.55	(12)

Dividends Per Share[1]	$—	$.0075

[1]	Beginning in 2007, Progressive transitioned to an annual dividend program. See Note 8 – Dividends for further discussion.
All share and per share amounts were adjusted for the May 18, 2006, 4-for-1 stock split.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions)	2007	2006	2006
Assets
Investments — Available-for-sale, at fair value:
Fixed maturities (amortized cost: $10,244.6, $10,513.3 and $9,959.6)	$10,266.2	$10,368.0	$9,958.9
Equity securities:
Preferred stocks[1] (cost: $1,821.1, $1,305.5 and $1,761.4)	1,846.1	1,304.6	1,781.0
Common equities (cost: $1,479.2, $1,429.2 and $1,469.0)	2,390.9	2,140.3	2,368.1
Short-term investments (amortized cost: $594.3, $708.2 and $581.0)	594.3	708.5	581.2

Total investments	15,097.5	14,521.4	14,689.2
Cash	9.9	10.6	5.6
Accrued investment income	151.9	135.7	134.4
Premiums receivable, net of allowance for doubtful accounts of $111.8, $103.8 and $122.0	2,633.3	2,639.7	2,498.2
Reinsurance recoverables, including $53.5, $55.2 and $72.4 on paid losses	393.6	400.2	433.8
Prepaid reinsurance premiums	88.7	100.5	89.5
Deferred acquisition costs	453.3	461.5	441.0
Income taxes	—	—	16.8
Property and equipment, net of accumulated depreciation of $561.7, $569.7 and $557.0	979.7	822.5	973.4
Other assets	203.8	166.1	200.2

Total assets	$20,011.7	$19,258.2	$19,482.1

Liabilities and Shareholders’ Equity
Unearned premiums	$4,487.1	$4,508.1	$4,335.0
Loss and loss adjustment expense reserves	5,720.4	5,632.0	5,725.0
Accounts payable, accrued expenses and other liabilities	1,544.6	1,460.5	1,390.0
Income taxes	143.3	48.3	—
Debt[2]	1,185.7	1,285.0	1,185.5

Total liabilities	13,081.1	12,933.9	12,635.5

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0, 600.0[3] and 900.0; issued 798.5, 213.1 and 798.7, including treasury shares of 62.3, 17.2 and 50.7)	736.2	195.9	748.0
Paid-in capital	850.3	814.9	847.4
Accumulated other comprehensive income:
Net unrealized gains on securities	622.3	367.4	596.8
Net unrealized gains on forecasted transactions	7.2	8.3	7.5
Retained earnings	4,714.6	4,937.8	4,646.9

Total shareholders’ equity	6,930.6	6,324.3	6,846.6

Total liabilities and shareholders’ equity	$20,011.7	$19,258.2	$19,482.1

[1]	Includes certain hybrid securities reported at fair value. See Note 2 – Investments for further discussion.

[2]	Includes current and non-current debt. See Note 5 – Debt.

[3]	On April 21, 2006, the shareholders of The Progressive Corporation approved a proposal to amend Progressive’s Amended Articles of Incorporation to increase the number of authorized Common Shares from 600.0 million to 900.0 million.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2007	2006
(millions)
Cash Flows From Operating Activities
Net income	$363.5	$436.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26.2	24.2
Amortization of fixed maturities	66.0	52.3
Amortization of stock-based compensation	6.2	4.8
Net realized gains on securities	(23.3)	(.5)
Net gain on disposition of property and equipment	(.1)	—
Changes in:
Premiums receivable	(135.1)	(139.0)
Reinsurance recoverables	40.2	5.5
Prepaid reinsurance premiums	.8	3.2
Deferred acquisition costs	(12.3)	(16.7)
Income taxes	146.4	198.8
Unearned premiums	152.1	173.0
Loss and loss adjustment expense reserves	(4.6)	(28.3)
Accounts payable, accrued expenses and other liabilities	30.9	24.7
Other, net	(20.9)	(34.9)

Net cash provided by operating activities	636.0	703.7
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(1,607.2)	(1,325.8)
Equity securities	(422.7)	(240.3)
Short-term investments — auction rate securities	(935.0)	(616.4)
Sales:
Fixed maturities	1,158.2	813.7
Equity securities	360.4	42.7
Short-term investments — auction rate securities	945.3	907.3
Maturities, paydowns, calls and other:
Fixed maturities	112.8	203.3
Equity securities	—	107.4
Net (purchases) sales of short-term investments — other	(23.6)	(225.3)
Net unsettled security transactions	124.6	(62.7)
Purchases of property and equipment	(33.6)	(88.0)
Sale of property and equipment	1.2	—

Net cash used in investing activities	(319.6)	(484.1)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	6.5	11.0
Tax benefit from exercise/vesting of stock-based compensation	4.5	11.5
Dividends paid to shareholders	—	(5.8)
Acquisition of treasury shares	(323.1)	(231.3)

Net cash used in financing activities	(312.1)	(214.6)

Increase (decrease) in cash	4.3	5.0
Cash, January 1	5.6	5.6

Cash, March 31	$9.9	$10.6

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the results expected for the full year.
On April 21, 2006, the Board of Directors approved a 4-for-1 stock split that was paid in the form of a stock dividend on May 18, 2006. All applicable share, per share and equivalent share amounts were adjusted for the stock split. Treasury shares were not split.
Note 2 Investments — The composition of the investment portfolio at March 31 was:

			Gross		% of
		Gross	Unrealized	Fair	Total
(millions)	Cost	Unrealized Gains	Losses	Value[1]	Portfolio

2007
Fixed maturities	$10,244.6	$79.2	$(57.6)	$10,266.2	68.0%
Equity securities:
Preferred stocks[1]	1,821.1	36.4	(12.3)	1,846.1	12.2
Common equities	1,479.2	915.0	(3.3)	2,390.9	15.8
Short-term investments:
Auction rate municipal obligations	158.3	—	—	158.3	1.1
Auction rate preferred stocks	—	—	—	—	—
Other short-term investments	436.0	—	—	436.0	2.9

Total short-term investments	594.3	—	—	594.3	4.0

Total portfolio[2]	$14,139.2	$1,030.6	$(73.2)	$15,097.5	100.0%

2006
Fixed maturities	$10,513.3	$37.5	$(182.8)	$10,368.0	71.4%
Equity securities:
Preferred stocks	1,305.5	17.3	(18.2)	1,304.6	9.0
Common equities	1,429.2	720.7	(9.6)	2,140.3	14.7
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—
Auction rate preferred stocks	94.2	.3	—	94.5	.7
Other short-term investments	614.0	—	—	614.0	4.2

Total short-term investments	708.2	.3	—	708.5	4.9

Total portfolio[2]	$13,956.2	$775.8	$(210.6)	$14,521.4	100.0%

[1]	Includes a $.9 million change in fair value on certain hybrid securities recognized in realized gains on securities.

[2]	Includes net unsettled security acquisitions of $166.5 million and $95.8 million at March 31, 2007 and 2006, respectively.
Our fixed-maturity securities include debt securities and mandatory redeemable preferred stocks. The preferred stock portfolio includes nonredeemable preferred stocks and certain hybrid securities. At March 31, 2007, the hybrid securities in our preferred stock portfolio included certain perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. In addition to the auction rate securities, our short-term investments include Eurodollar deposits, commercial paper and other investments which are expected to mature within one year. Common equities include common stocks and other risk investments.

Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities) reported as a component of accumulated other comprehensive income, net of deferred income taxes. The change in fair value of the hybrid securities is recorded as a component of net realized gains (losses) on securities; at March 31, 2007, we recognized $.9 million of realized gains on these hybrid securities.
Note 3 Supplemental Cash Flow Information — We paid income taxes of $19.0 million and $0 during the first quarter 2007 and 2006, respectively. Total interest paid was $21.1 million for both the three months ended March 31, 2007 and 2006. Non-cash activity includes changes in net unrealized gains (losses) on investment securities.
Note 4 Income Taxes — In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued, which provides guidance for recognizing and measuring the financial statement impact of tax positions taken or expected to be taken in a tax return. This interpretation was effective beginning January 1, 2007. We analyzed our tax positions in accordance with this interpretation and determined that it did not result in any changes to our reserve for uncertain tax positions. As a result, no adjustment to January 1, 2007 retained earnings was required. As of January 1, 2007, we had zero unrecognized tax benefits.
We recognize interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, we had not accrued any interest or penalties related to unrecognized tax benefits.
The statute of limitations remains open with respect to our federal income tax returns for tax years 2003 and later. The 2003 return was previously surveyed by the IRS. The 2004 and 2005 returns are currently under examination. We have entered into the Compliance Assurance Program (CAP) for the 2007 tax year. As a result of entering CAP, the IRS has notified us that they intend to review the 2006 return also, but the extent of this review has not been determined.
Note 5 Debt — Debt at March 31 consisted of:

	2007		2006
	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value
7.30% Notes due 2006	$—	$—	$100.0	$100.3
6.375% Senior Notes due 2012	348.3	366.0	348.0	364.0
7% Notes due 2013	149.1	163.3	149.0	162.5
6 5/8% Senior Notes due 2029	294.4	321.1	294.3	317.3
6.25% Senior Notes due 2032	393.9	410.1	393.7	401.6

	$1,185.7	$1,260.5	$1,285.0	$1,345.7

Note 6 Segment Information — Our Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the specialty truck and light and local commercial auto markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing our run-off businesses. Our service businesses include providing insurance-related services, primarily providing policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.

Following are the operating results for the three months ended March 31:

	2007		2006
		Pretax		Pretax
		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,934.9	$175.8	$1,984.0	$278.9
Direct	1,091.9	124.4	1,067.0	153.4

Total Personal Lines[1]	3,026.8	300.2	3,051.0	432.3
Commercial Auto	461.3	65.8	442.8	82.1
Other indemnity	5.7	.6	6.7	2.5

Total underwriting operations	3,493.8	366.6	3,500.5	516.9
Service businesses	6.2	1.0	8.4	1.6
Investments[2]	186.8	184.0	152.0	149.5
Interest expense	—	(18.9)	—	(20.5)

	$3,686.8	$532.7	$3,660.9	$647.5

[1]	Private passenger automobile insurance accounted for 91% and 92% of the total Personal Lines segment net premiums earned in the first quarters of 2007 and 2006, respectively; recreational vehicles accounted for the balance of the Personal Lines net premiums earned.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.
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

	2007		2006
	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	9.1%	90.9	14.1%	85.9
Direct	11.4	88.6	14.4	85.6
Total Personal Lines	9.9	90.1	14.2	85.8
Commercial Auto	14.3	85.7	18.5	81.5
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	10.5	89.5	14.8	85.2

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by such businesses.
Note 7 Comprehensive Income — Total comprehensive income was $388.7 million and $413.6 million for the quarters ended March 31, 2007 and 2006, respectively.
Note 8 Dividends — In February 2006, Progressive’s Board of Directors approved a plan to change Progressive’s policy of paying a fixed quarterly dividend to a policy paying an annual variable dividend, payable shortly after the close of each year, beginning with the 2007 dividend. This annual dividend will be based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor (“Gainshare factor”). For 2007, the Board established that the variable dividend will be based on 20% of after-tax underwriting profit. The Gainshare factor can range from zero to two and will be determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. The Gainshare factor through the first quarter 2007 was .63. Subject to Board approval, the record date of the dividend is expected to be in December 2007, with payment expected in February 2008.

Note 9 Litigation — One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.
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
We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations where appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), we have established accruals for lawsuits as to which we have determined that it is probable that a loss has been incurred and we can reasonably estimate our potential exposure. Pursuant to GAAP, we have not established reserves for those lawsuits where the loss is not probable and/or we are currently unable to estimate our potential exposure. If any one or more of these lawsuits results in a judgment against or settlement by us in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on our financial condition, cash flows and results of operations.
For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006, and "Item 1-Legal Proceedings" on page 25 herein.
Note 10 New Accounting Standards — In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial assets and financial liabilities at fair value and recognize the unrealized gains and losses on such items in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for calendar year companies). We are currently assessing the potential impact of SFAS 159 on our financial condition, cash flows and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
I. OVERVIEW
For the first quarter 2007, The Progressive Corporation’s insurance subsidiaries generated solid profitability on relatively flat premium growth. On a companywide basis, our combined ratio was 89.5, compared to 85.2 for the first quarter 2006, and policies in force increased 3% on a year-over-year basis. For the first quarter 2007, net income was $363.5 million, or $.49 per share, compared to $436.6 million, or $.55 per share, for the same period last year. The year-over-year decrease in net income reflects the impact of our recent rate reductions along with a decrease in favorable prior accident year development.
Current market conditions, defined by relative rate stability or reduction, continue to influence our aggregate premium growth measures, which were relatively flat for the first quarter 2007, compared to the same period last year. Premium growth can be explained by some combination of new business applications, premium per policy and retention. We have not seen a significant increase in new business growth on a year-over-year basis and renewal applications increased slightly on a year-over-year basis. Average premiums per auto policy have decreased in the 2-4% range; it is reasonable to conclude that this reduction will have a deflationary effect on premium per policy on a period-over-period basis for some time. Appropriately, we have focused our attention on unit growth. Policies in force grew 2% since year-end 2006 and 3% over the first quarter 2006. Retention continues to be one of our most significant initiatives. During the first quarter 2007, we believe we made some strides in addressing issues that keep us from meeting our long-term customer rate expectations. Retention measures increased in almost every tier over the last three months, although the retention is still lower than it was at this point in 2006.
Profitability remains strong for each reporting segment, despite higher mid-quarter frequency from seasonal storms. The 10.5% companywide underwriting profit margin suggests we are slowly closing the gap between our reaffirmed target of a 4% underwriting margin and the last several years of sustained double-digit margins. We realize, however, that this measure moves slowly and that the rates from new premium levels are not reflected instantaneously in our aggregate numbers. We continue to believe that we are on the correct course in evaluating the trade-offs between growth and margin, with additional opportunities in selected areas still available.
We are continuing to experience favorable accident frequency trends that have characterized the auto insurance industry for some time. Severity trends increased modestly for the quarter. Our underwriting margins in the first quarter also benefited from .9 points of favorable reserve development. This favorable development primarily reflects actuarial adjustments, although there was minor other favorable development (e.g., claims settling for less than reserved).
We have made no substantial changes in the allocation of our investment portfolio during the quarter. Our investment portfolio produced a fully taxable equivalent total return of 1.7%, with positive total returns for the quarter in both fixed-income securities and common stocks. We continued to keep our credit quality high and exposure to interest rate risk low. At March 31, 2007, the fixed-income portfolio duration was 2.9 years with a weighted average credit quality of AA.
II. FINANCIAL CONDITION
A. Capital Resources and Liquidity
Progressive has substantial capital resources, and we believe we have sufficient capital resources, cash flows from operations and borrowing capacity to support our current and anticipated growth, scheduled debt and interest payments, expected dividends and other capital requirements. Our existing debt covenants do not include any rating or credit triggers.

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2007, operations generated a positive cash flow of $636.0 million. During the first quarter 2007, we repurchased 14.5 million Common Shares at a total cost of $323.1 million (average cost of $22.32 per share).
Beginning in 2007, we are no longer paying a quarterly dividend on our outstanding Common Shares. In February 2006, the Board of Directors approved a plan to replace our previous quarterly dividend policy with an annual variable dividend, using a target percentage of after-tax underwriting income (20% for 2007) multiplied by a companywide performance factor, referred to as the “Gainshare factor.” The Gainshare factor, which is based on predetermined growth and profitability objectives, can range from zero to two. Through the first quarter 2007, the Gainshare factor was .63. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor of any interim period. Subject to Board approval, the record date of the 2007 annual dividend is expected to be in December 2007, with payment expected in February 2008.
B. Commitments and Contingencies
During the first quarter 2007, we completed construction of two new service centers that provide our concierge level of claims service. One center replaced an existing center, while the other center expanded our existing coverage in a metropolitan area. In total, we have 54 centers in 41 metropolitan areas across the United States serving as our primary approach to damage assessment and facilitation of vehicle repairs in urban markets. Throughout the remainder of 2007 and in 2008, we expect to construct approximately five new service centers, of which three centers will replace existing leased facilities. In addition, we plan to renew the leases on six existing service centers that were previously scheduled for replacement.
There is currently no other significant construction under way. We own additional land in both Colorado Springs, Colorado and Mayfield Village, Ohio for future development; both properties are near current corporate operations. In late 2007 or 2008, we expect to begin a multi-year project to construct up to three buildings and three parking garages, together with associated facilities, in Mayfield Village at a currently estimated total construction cost of $200 million.
All such construction projects have been, and will continue to be, funded through operating cash flows.
Off-Balance-Sheet Arrangements
Except for our credit default swaps, open investment funding commitments and operating leases and service agreements discussed in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2006, we do not have any off-balance-sheet leverage.
Contractual Obligations
During the first quarter 2007, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended March 31,
(millions)	2007	2006	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,988.6	$2,032.3	(2)
Direct	1,161.6	1,141.4	2

Total Personal Lines	3,150.2	3,173.7	(1)
Commercial Auto	490.8	496.3	(1)
Other indemnity	5.7	6.7	(15)

Total underwriting operations	$3,646.7	$3,676.7	(1)

NET PREMIUMS EARNED
Personal Lines
Agency	$1,934.9	$1,984.0	(2)
Direct	1,091.9	1,067.0	2

Total Personal Lines	3,026.8	3,051.0	(1)
Commercial Auto	461.3	442.8	4
Other indemnity	5.7	6.7	(15)

Total underwriting operations	$3,493.8	$3,500.5	—

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue using a daily earnings convention. Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the dates specified.

	At March 31,
(thousands)	2007	2006	% Change

POLICIES IN FORCE
Personal Lines
Agency – Auto	4,521.8	4,546.2	(1)
Direct – Auto	2,502.8	2,382.7	5

Total Auto	7,024.6	6,928.9	1
Special Lines[1]	2,928.6	2,721.9	8

Total Personal Lines	9,953.2	9,650.8	3

Commercial Auto	514.7	482.1	7

[1]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items, as well as a personal umbrella product.
Progressive experienced modest growth in policies in force and negative growth in written premiums for the first quarter 2007, reflecting the continued “soft market” conditions where rates are stable or decreasing and customers are shopping less. Competitors’ actions, such as rate cutting, increased advertising, higher commission payments to agents and brokers and a relaxation of underwriting standards, continue to have an impact on the marketplace. During the latter part of 2006 and continuing in 2007, we began to reduce rates where we believe we are able to achieve a good economic trade-off. In addition, we are focusing on developing the Progressive brand and will work with our new primary advertising agency to identify compelling ways to help consumers understand what sets Progressive apart.
To analyze premium growth, we review new policies, rate levels, and the retention characteristics of our books of business. For the first quarter 2007, new business applications (i.e., issued policies) increased 1% in our Personal Lines Businesses, compared to a decrease of 8% last year. We generated increases in our renewal business of 3% and 9% in the first quarter 2007 and 2006, respectively. In our Commercial Auto Business, for the first three months of 2007, new applications decreased 2%, while renewal business grew 7%, compared to increases of 10% and 4% on new and renewal business, respectively, last year.

Recent rate reductions, coupled with shifts in the mix of business, contributed to a 3% decrease in total written premium per application for the first quarter 2007, as compared to the prior year period. Conscious that not all price reductions result in good trade-offs, we will continue to challenge ourselves to assess our market pricing relative to our goal of a 96 combined ratio and to determine which trade-offs would benefit our business.
Another important element affecting growth is customer retention. One measure of customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. During the last three months, we have seen a lengthening in PLE in all of our Agency and Direct private passenger auto tiers. However, PLE was down in most of our Agency and Direct auto tiers as compared to the end of the first quarter last year, although, on a year-over-year basis, we saw an increase in the number of auto policies renewing. The PLE in our Commercial Auto Business increased slightly since both year-end 2006 and the first quarter 2006. Realizing the importance that retention has on our ability to continue to grow profitably, and in view of the slowed growth in new applications, we are placing increased emphasis on competitive pricing for our current customers to ensure their likelihood of staying with us.
B. Profitability
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

	2007		2006
	Underwriting Profit		Underwriting Profit
(millions)	$	Margin	$	Margin
Personal Lines
Agency	$175.8	9.1%	$278.9	14.1%
Direct	124.4	11.4	153.4	14.4

Total Personal Lines	300.2	9.9	432.3	14.2
Commercial Auto	65.8	14.3	82.1	18.5
Other indemnity[1]	.6	NM	2.5	NM

Total underwriting operations	$366.6	10.5%	$516.9	14.8%

[1]	Underwriting margins are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by such businesses.
The decrease in underwriting profitability primarily reflects the impact of our recent rate reductions, as well as recognizing a decrease in favorable prior accident year development.

Further underwriting results for our Personal Lines Businesses, including its channel components, the Commercial Auto Business and other indemnity businesses, were as follows (details discussed below):

	Three Months Ended March 31,
	2007	2006	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	69.9	65.7	4.2 pts.
Underwriting expense ratio	21.0	20.2	.8 pts.

Combined ratio	90.9	85.9	5.0 pts.

Personal Lines – Direct
Loss & loss adjustment expense ratio	68.1	65.6	2.5 pts.
Underwriting expense ratio	20.5	20.0	.5 pts.

Combined ratio	88.6	85.6	3.0 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	69.3	65.7	3.6 pts.
Underwriting expense ratio	20.8	20.1	.7 pts.

Combined ratio	90.1	85.8	4.3 pts.

Commercial Auto
Loss & loss adjustment expense ratio	65.5	62.5	3.0 pts.
Underwriting expense ratio	20.2	19.0	1.2 pts.

Combined ratio	85.7	81.5	4.2 pts.

Total Underwriting Operations[1]
Loss & loss adjustment expense ratio	68.7	65.2	3.5 pts.
Underwriting expense ratio	20.8	20.0	.8 pts.

Combined ratio	89.5	85.2	4.3 pts.

Accident year-Loss & loss adjustment expense ratio	69.6	68.2	1.4 pts.

[1]	Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by such businesses. For the three months ended March 31, 2007 and 2006, these businesses generated an underwriting profit of $.6 million and $2.5 million, respectively.
Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2007	2006

Change in net loss and LAE reserves	$16.7	$(26.1)
Paid losses and LAE	2,383.8	2,308.9

Total incurred losses and LAE	$2,400.5	$2,282.8

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are defined by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Results would differ if different assumptions were made.
During the first quarter 2007, we experienced an increase in total paid severity of about 5%, compared to the first quarter 2006. Over the trailing 12-month period, Progressive’s paid severity trends are fairly consistent with those reported for the industry as a whole according to the Property Casualty Insurers Association of America “Fast Track” data, although our personal injury protection severity was notably higher than the industry, with New York having the largest impact for Progressive.
Auto accident frequency was relatively flat in the first quarter 2007, compared to the first quarter last year. Over the trailing 12-month period, our frequency trends, although still less than the prior year, were not quite as favorable as experienced in the prior two years. We cannot predict the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as more vehicles per household and greater vehicle safety, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced for the three months ended March 31:

(millions)	2007	2006
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$29.1	$48.4
Current accident year	1.8	7.3

Calendar year actuarial adjustment	$30.9	$55.7

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$29.1	$48.4
All other development	1.2	55.3

Total development	$30.3	$103.7

Combined ratio effect	.9 pts.	3.0 pts.

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
As reflected in the table above, the total development through the first three months of 2007 is about 70% lower than that experienced in the same period last year, primarily reflecting less favorable development from accident years greater than one year old (i.e., accident year 2005 and prior). Approximately 90% of the total 2007 development, excluding the settlement of several lawsuits during the quarter, related to the immediately preceding accident year. The total prior year loss reserve development experienced in the three month period ended March 31, 2007, which reduced the reported combined ratio by .9 points, was favorable in our Personal Lines Businesses, but unfavorable in our Commercial Auto Business (both the specialty truck and light and local products). The unfavorable Commercial Auto development in 2007 primarily reflected an increase in the number of late reported claims in excess of our original estimate, along with a higher than expected number of large case reserve changes associated with prior accident years. These changes in estimates were made based on our actual loss experience involving the payment of claims, along with our evaluation of the needed reserves during these periods, as compared with the prior reserve levels for those claims.
Changes in our estimate of severity, from what we originally expected when establishing the reserves to what we are observing in the data as it develops, is the principal cause of prior accident year development. We believe that the changes in these estimates are related to factors as diverse as improved vehicle safety, more conservative jury awards, better fraud control, tenure of our claims personnel and process improvements in our claims organization. However, in our claims review process, we are unable to quantify the contribution of each such factor to the overall favorable reserve development for the year.
Over the last few years, including the first three months of 2007, we have experienced favorable reserve development. The favorable development was driven by a combination of industrywide factors and internal claims handling improvements, resulting in more consistency in evaluating and settling bodily injury claims. In the first quarter 2007, the favorable development was partially mitigated by the settlement of several pending lawsuits during the quarter and the unfavorable Commercial Auto development discussed above. Our analysis of the current situation and historical trends leads us to believe that it is likely that the benefits from these claims handling improvements will level off and cost increases (e.g., medical costs and litigation settlements) will drive our estimates of severity in the future. Accordingly, we believe that our severity trend is approaching historically more normal levels in the 4% to 6% range for personal auto liability, primarily driven by continued increases in personal injury protection and bodily injury severity.

We continue to focus on our loss reserve analyses, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2006.
Underwriting Expenses
Our companywide underwriting expense ratio increased .8 points in the first quarter 2007, compared to the same period last year, primarily due to the impact of our recent rate decreases coupled with an increase in our infrastructure costs (e.g., salaries, benefits and information technology) and higher advertising expenditures.
During the first quarter 2007, we began airing television commercials produced in collaboration with our new advertising agency. The first series of commercials focused on our concierge claims offering. We will continue to work with the ad agency to find compelling ways to help consumers understand what sets us apart and to communicate our brand promise.
C. Personal Lines

Growth
2007 vs. 2006
First Quarter
Net premiums written	(1)%
Net premiums earned	(1)%
Policies in force	3%
Progressive’s Personal Lines Businesses write insurance for private passenger automobiles and recreational vehicles, and represented 86% of our total net premiums written in both the first quarter 2007 and 2006. Private passenger auto represents 93% of our total Personal Lines net premiums written, with the special lines products (e.g., motorcycles, watercraft and RV’s) making up the balance. Compared to the first quarter last year, policies in force grew 1% in auto and 8% in special lines. During the same period, net premiums written declined 1% in our private passenger auto business and increased 7% in special lines.
Total Personal Lines generated a 90.1 combined ratio, compared to an 85.8 in the first quarter 2006, reflecting our recent rate reductions and lower favorable prior accident year development. During both the first quarter 2007 and 2006, the special lines results had a favorable effect on the total Personal Lines combined ratio of approximately 2.5 points, because the special lines products are typically used less in the colder weather months. The Personal Lines Businesses are comprised of the Agency Business and the Direct Business.

The Agency Business

Growth
2007 vs. 2006
First Quarter
Net premiums written	(2)%
Net premiums earned	(2)%
Auto policies in force	(1)%
The Agency Business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New business auto applications and renewal applications for the Agency Business were flat in the first quarter 2007, as compared to the same period last year. Written premium per application was also flat on new auto business and down slightly on renewal auto business in the first three months of 2007. For the first quarter 2007, the rate of conversion (i.e., converting a quote to a sale) was down on an increased number of auto quotes. Within the Agency Business, we are continuing to see a shift from traditional agent quoting, where the conversion rate is remaining stable, to quotes generated through third-party comparative rating systems, where the conversion rate is lower and has declined slightly compared to the first quarter 2006. During the last three months, retention lengthened in the Agency Business auto risk tiers; however, retention was down as compared to the end of the first quarter last year.
The Direct Business

Growth
2007 vs. 2006
First Quarter
Net premiums written	2%
Net premiums earned	2%
Auto policies in force	5%
The Direct Business includes business written directly by Progressive online and over the phone. On a year-over-year basis, the Direct Business experienced a slight increase in new auto applications and a solid increase in renewal auto applications. For the same period, written premium per application was down substantially on new business, while down slightly on renewal business. The overall Direct Business conversion rate increased during the quarter on a lower number of total quotes, driven by an increase in the rate of conversion on Internet-initiated business; the conversion rate for phone-initiated business was relatively flat. Direct auto has also seen an increase in retention during the quarter, although retention in most tiers was down when compared to the first quarter 2006.
D. Commercial Auto

Growth
2007 vs. 2006
First Quarter
Net premiums written	(1)%
Net premiums earned	4%
Policies in force	7%
Progressive’s Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the first three months of 2007 and 2006, the Commercial Auto Business represented 14% of our total net premiums written. The Commercial Auto Business, which is distributed through both the independent agency and direct channels, operates in the specialty truck and light and local commercial auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of the total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the light and local commercial auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
Policies in force for the Commercial Auto Business grew 7% for the first three months of 2007, as compared to the same period last year. New business applications decreased slightly, while renewal applications had a solid increase during the quarter. In January 2007, we entered Massachusetts with our Commercial Auto product, bringing the total number of states in which we write Commercial Auto insurance to 49; we do not currently write Commercial Auto in Hawaii. Written premium per application decreased modestly for new business and remained flat on renewal business during the first quarter 2007. Retention increased slightly compared to both year-end 2006 and the end of the first quarter 2006.
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
E. Other Indemnity
Progressive’s other indemnity businesses, which represent less than 1% of our net premiums written, primarily include writing professional liability insurance for community banks and our run-off businesses. The underwriting profit (loss) in these businesses may fluctuate widely due to the low premium volume and the run-off nature of some of these products.
F. Service Businesses
Our service businesses provide insurance-related services and represent less than 1% of our total revenues. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. The significant decrease in service revenues reflects a cyclical downturn in the involuntary commercial auto market.
G. Income Taxes
Income taxes are comprised of net deferred tax assets, offset by net income taxes payable. A deferred tax asset is a tax benefit that will be realized in a future tax return. At March 31, 2007 and 2006, our income taxes were in a net liability position, compared to a net asset at December 31, 2006. The year-over-year increase primarily represented the larger unrealized gains in the portfolio, which increased the deferred tax liability. The movement in the income tax balance since year-end 2006 primarily reflects the timing of first quarter estimated payments (i.e., not due until April 15).

IV. RESULTS OF OPERATIONS – INVESTMENTS
A. Portfolio Allocation
The composition of the investment portfolio at March 31 was:

		% of
	Fair	Total	Duration
(millions)	Value	Portfolio	(years)	Rating[1]

2007
Fixed-income securities:
Fixed maturities	$10,266.2	68.0%	3.3	AA+
Preferred stocks	1,846.1	12.2	1.3	A-
Short-term investments:
Auction rate municipal obligations	158.3	1.1	<1	AA+
Auction rate preferred stocks	—	—	—	—
Other short-term investments	436.0	2.9	<1	A+

Total short-term investments	594.3	4.0	<1	AA-

Total fixed-income securities	12,706.6	84.2	2.9	AA
Common equities	2,390.9	15.8	na	na

Total portfolio[2,3]	$15,097.5	100.0%	2.9	AA

2006
Fixed-income securities:
Fixed maturities	$10,368.0	71.4%	3.4	AA+
Preferred stocks	1,304.6	9.0	2.1	A-
Short-term investments:
Auction rate municipal obligations	—	—	—	—
Auction rate preferred stocks	94.5	.7	<1	A-
Other short-term investments	614.0	4.2	<1	AA-

Total short-term investments	708.5	4.9	<1	A+

Total fixed-income securities	12,381.1	85.3	3.1	AA
Common equities	2,140.3	14.7	na	na

Total portfolio[2,3]	$14,521.4	100.0%	3.1	AA

na = not applicable

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score to each credit rating based on a scale from 0-5.

[2]	Includes net unsettled security acquisitions of $166.5 million and $95.8 million at March 31, 2007 and 2006, respectively.

[3]	March 31, 2007 and 2006 totals include $2.4 billion and $1.9 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.
Unrealized Gains and Losses
As of March 31, 2007, our portfolio had $957.4 million of net unrealized gains, recorded as part of accumulated other comprehensive income, compared to $565.2 million at March 31, 2006 and $918.2 million at December 31, 2006. During the first quarter 2007, the fixed-income portfolio’s valuation increased $26.6 million, primarily the result of a decrease in yields during the period. The common stock portfolio had an increase of $12.6 million reflecting movement in the market. See Note 2 — Investments for further break-out of our gross unrealized gains and losses.

Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, short-term investments and preferred stocks, had a duration of 2.9 years at March 31, 2007, compared to 3.1 years at December 31, 2006 and March 31, 2006. The fixed-maturity securities and short-term securities, as reported on the balance sheets, were comprised of the following:

(millions)	March 31, 2007		March 31, 2006
Investment-grade fixed maturities:
Short/intermediate term	$10,385.8	95.6%	$10,778.1	97.3%
Long term[1]	184.9	1.7	14.1	.1
Non-investment-grade fixed maturities[2]	289.8	2.7	284.3	2.6

Total	$10,860.5	100.0%	$11,076.5	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at their average maturity. The increase in long-term maturities is primarily attributable to acquisitions related to mandatory redeemable preferred stocks.

[2]	These securities are non-rated or have a quality rating of BB+ or lower.
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at March 31:

		% of Asset-Backed	Duration
(millions)	Fair Value	Securities	(years)	Rating

2007
Collateralized mortgage obligations	$619.2	24.4%	1.6	AAA

Commercial mortgage-backed obligations	849.5	33.5	2.7	AA
Commercial mortgage-backed obligations: interest-only	861.7	34.0	2.1	AAA-

Subtotal commercial mortgage-backed obligations	1,711.2	67.5	2.4	AA+

Other asset-backed securities:
Automobile	—	—	—	—
Home equity	29.1	1.2	.3	AA-
Other	175.8	6.9	2.1	A

Subtotal other asset-backed securities	204.9	8.1	1.8	A

Total asset-backed securities	$2,535.3	100.0%	2.2	AA+

2006
Collateralized mortgage obligations	$347.1	14.6%	2.2	AAA

Commercial mortgage-backed obligations	595.2	25.1	3.2	AA+
Commercial mortgage-backed obligations: interest-only	720.9	30.4	2.2	AAA-

Subtotal commercial mortgage-backed obligations	1,316.1	55.5	2.6	AAA-

Other asset-backed securities:
Automobile	433.8	18.3	.5	AAA
Home equity	155.7	6.6	.5	AAA
Other	119.3	5.0	1.2	AA-

Subtotal other asset-backed securities	708.8	29.9	.6	AAA-

Total asset-backed securities	$2,372.0	100.0%	2.0	AAA-

Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

(millions)	March 31, 2007		March 31, 2006

Common stocks	$2,374.8	99.3%	$2,124.5	99.3%
Other risk investments	16.1	.7	15.8	.7

Total common equities	$2,390.9	100.0%	$2,140.3	100.0%

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. To maintain high correlation with the Russell 1000, we held 714 out of 975, or approximately 73%, of the common stocks comprising the index at March 31, 2007. Our individual holdings are selected based on their contribution to the correlation with the index. Our common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis. For the first quarters of 2007 and 2006, the GAAP basis total return (not fully taxable equivalent adjusted) was within the designated tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $.2 million of open funding commitments at March 31, 2007.
Trading Securities
Trading securities may be entered into from time to time for the purpose of near-term profit generation. We have not entered into any trading securities during the last two years.
Derivative Instruments
From time to time, we invest in derivative instruments, which are primarily used to manage the risks of the available-for-sale portfolio. This is accomplished by modifying the duration, interest rate or foreign currency characteristics of the portfolio, hedged securities or hedged cash flows. We had no risk management derivatives at any time during the first three months of 2007 or 2006.
As of March 31, 2007, we held two credit default swap positions, in the form of purchased default protection, one on a corporate investment grade index and the other on a non-investment grade index, with a combined notional amount of $140 million. During the first quarter 2007, we also sold credit default protection on an asset-backed investment grade index with a notional amount of $50 million that was matched with Treasury securities having an equivalent principal value and maturity date to cover the notional exposure on the long credit position. The combined derivative positions generated a net gain of $.5 million during the first quarter 2007, reported as a component of net realized gains (losses) on securities. At March 31, 2006, we held four credit default protection derivatives, which were sold on four separate issuers and matched with Treasury securities with an equivalent principal and maturity to replicate cash bond positions. These positions had a notional amount of $130.0 million at March 31, 2006 and generated a net gain of $5.2 million during the first quarter 2006. The amount and results of the derivative and Treasury positions are immaterial to our financial condition, cash flows and results of operations and are reported as part of the available-for-sale portfolio.
B. Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) increased 8% for the first quarter 2007, compared to the same period last year, primarily as a result of an increase in investment yields of the portfolio, with a slight increase in average assets providing the balance of the increase.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on investment securities. We generated the following investment results for the three months ended March 31:

	2007	2006
Pretax recurring investment book yield	4.7%	4.4%
Weighted average FTE book yield	5.4%	5.1%
FTE total return:
Fixed-income securities	1.7%	.4%
Common stocks	1.4%	4.7%
Total portfolio	1.7%	1.0%
Realized Gains/Losses
The components of net realized gains (losses) were:

	Three Months Ended
	March 31,
(millions, except per share amounts)	2007	2006

Gross realized gains:
Fixed maturities	$18.6	$6.5
Preferred stocks	2.8	—
Common equities	13.2	9.0

	34.6	15.5

Gross realized losses:
Fixed maturities	3.8	10.1
Preferred stocks	.5	3.2
Common equities	7.0	1.6
Short-term investments:
Auction rate preferred stocks	—	.1

	11.3	15.0

Net realized gains (losses) on securities:
Fixed maturities	14.8	(3.6)
Preferred stocks	2.3	(3.2)
Common equities	6.2	7.4
Short-term investments:
Auction rate preferred stocks	—	(.1)

	$23.3	$.5

Per share (diluted basis)	$.02	$—

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, and the rebalancing of our equity-indexed portfolio. As of March 31, 2007, gross realized gains also included $.9 million of gains related to certain hybrid securities reported at fair value. Gross realized losses also include write-downs for securities determined to be other than temporarily impaired in our fixed-income and/or equity portfolios.

OTHER-THAN-TEMPORARY IMPAIRMENT (OTI)
Realized losses may include write-downs of securities determined to have had an other-than-temporary decline in market value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments, and perform detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates or equity market declines.
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
When a security in our investment portfolio has an unrealized loss in fair value that is deemed to be other than temporary, we reduce the book value of such security to its current market value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the three months ended March 31 was as follows:

		Write-downs	Write-downs
	Total	On Securities	On Securities
(millions)	Write-downs	Subsequently Sold	Held at Period End

2007
Fixed income	$.2	$—	$.2
Common equities	.4	.4	—

Total portfolio	$.6	$.4	$.2

2006
Fixed income	$.3	$.3	$—
Common equities	1.6	—	1.6

Total portfolio	$1.9	$.3	$1.6

The following table stratifies the gross unrealized losses in our portfolio at March 31, 2007, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different from what is stated above.

		Total Gross
(millions)	Fair	Unrealized	Decline of Investment Value
Total Portfolio	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$943.3	$5.8	$—	$—	$—	$—
Unrealized loss for 2 quarters	666.8	3.7	.1	.1	.1	.1
Unrealized loss for 3 quarters	56.9	.2	.1	—	—	—
Unrealized loss for 1 year or longer	3,674.4	63.5	.3	.3	.3	—

Total	$5,341.4	$73.2	$.5	$.4	$.4	$.1

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
C. Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned U. S. Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions were typically overnight arrangements. The cash proceeds were invested in AA or higher financial institution obligations with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in short supply. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended March 31, 2007, our largest single outstanding balance of repurchase commitments was $219.2 million, open for 6 days, with an average daily balance of $119.4 million for the quarter. We had no open repurchase commitments at March 31, 2007 and 2006. We earned income of $.2 million and $1.3 million on repurchase commitments during the three months ended March 31, 2007 and 2006, respectively.
     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Reported results, therefore, may appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 2.9 years at March 31, 2007 and 3.1 years at December 31, 2006. The weighted average beta of the equity portfolio was 1.0 at both March 31, 2007 and December 31, 2006, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2006.
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

(millions)	March 31, 2007	December 31, 2006
22-Day VaR
Fixed-income portfolio	$(87.7)	$(102.1)
% of portfolio	(.7)%	(.8)%
% of shareholders’ equity	(1.3)%	(1.5)%

Common equity portfolio	$(132.9)	$(83.4)
% of portfolio	(5.6)%	(3.5)%
% of shareholders’ equity	(1.9)%	(1.2)%

Total portfolio	$(141.6)	$(128.1)
% of portfolio	(.9)%	(.9)%
% of shareholders’ equity	(2.0)%	(1.9)%

66-Day VaR
Fixed-income portfolio	$(150.2)	$(174.7)
% of portfolio	(1.2)%	(1.4)%
% of shareholders’ equity	(2.2)%	(2.6)%

Common equity portfolio	$(221.7)	$(138.5)
% of portfolio	(9.3)%	(5.8)%
% of shareholders’ equity	(3.2)%	(2.0)%

Total portfolio	$(237.5)	$(218.8)
% of portfolio	(1.6)%	(1.5)%
% of shareholders’ equity	(3.4)%	(3.2)%
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On April 19, 2007, a verdict in the total amount of approximately $420,000 was entered against one of our subsidiaries in an individual employment-related case brought under Title VII of the Civil Rights Act of 1964. As previously reported, the jury in that case had rendered a verdict of $61 million in February 2007. That verdict was never entered by the Court. The reduced judgment by the Court reflects the $300,000 statutory cap on compensatory and punitive damages in Title VII actions, and a front pay award of approximately $120,000. The plaintiff has the right to seek attorneys’ fees and court costs in addition to these awards. We plan to continue to vigorously defend our interests in this litigation, and we may seek relief from the Court’s judgment through appropriate proceedings. A loss reserve has been established in connection with this case, and we believe that the final resolution of this action will not have a material impact on our consolidated financial condition, cash flows or results of operations.
Item 1A. Risk Factors.
There have been no material changes in the risk factors that were discussed in our Annual Report on
Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2007			Total Number of Shares	Maximum Number of Shares That
Calendar	Total Number of	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Month	Shares Purchased	per Share	Announced Plans or Programs	Plans or Programs

January	3,698,992	$23.39	32,361,886	27,638,114
February	1,565,424	23.52	33,927,310	26,072,690
March	9,210,901	21.69	43,138,211	16,861,789

Total	14,475,317	$22.32

In April 2006, the Board of Directors authorized the repurchase of up to 60,000,000 Common Shares. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.
Item 4. Submission of Matters to a Vote of Security Holders.
At Progressive’s April 20, 2007, Annual Meeting of Shareholders, 657,677,873 Common Shares were represented in person or by proxy.
At the meeting, shareholders elected the five directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

Abby F. Kohnstamm	2008	648,361,882	9,315,991
Peter B. Lewis	2010	642,337,471	15,340,402
Patrick H. Nettles, Ph.D.	2010	648,276,018	9,401,855
Glenn M. Renwick	2010	642,570,079	15,107,794
Donald B. Shackelford	2010	641,296,230	16,381,643

The following are the directors whose terms continued after the meeting:

Director	Term Expires

Charles A. Davis	2008
Bernadine P. Healy, M.D.	2008
Jeffrey D. Kelly	2008
Stephen R. Hardis	2009
Philip A. Laskawy	2009
Norman S. Matthews	2009
Bradley T. Sheares, Ph.D.	2009
Shareholders approved The Progressive Corporation 2007 Executive Bonus Plan. This proposal received 635,234,925 affirmative votes and 14,912,658 negative votes. There were 7,530,290 abstentions and no broker non-votes with respect to this proposal.
Shareholders approved an amendment to The Progressive Corporation 2003 Incentive Plan to modify the definition of the term “performance goals” set forth therein. This proposal received 641,289,955 affirmative votes and 10,581,470 negative votes. There were 5,806,448 abstentions and no broker non-votes with respect to this proposal.
Shareholders ratified the appointment of PricewaterhouseCoopers LLP as Progressive’s independent registered public accounting firm for 2007. This proposal received 646,350,271 affirmative votes and 6,007,937 negative votes. There were 5,319,665 abstentions and no broker non-votes with respect to this proposal.
Item 5. Other Information.
In March 2007, Progressive granted time-based restricted stock awards covering a total of 1,779,399 Common Shares to 757 management employees, including 12 executive officers, under Progressive’s 2003 Incentive Plan, as amended. These awards were based on a $20.99 closing price, as reported on the New York Stock Exchange, on the date of grant. As a consequence, these awards had an aggregate dollar value of approximately $37.3 million. The time-based restricted stock awards are scheduled to vest in equal installments on January 1 of 2010, 2011 and 2012, respectively.
In addition, we granted performance-based restricted stock awards covering a total of 409,950 Common Shares to 44 executives and senior managers pursuant to our 2003 Incentive Plan. These performance-based awards will vest upon the date of a news release reporting earnings for Progressive and its subsidiaries for a fiscal month which is the final month of a period of 12 consecutive fiscal months during which period Progressive’s insurance subsidiaries have generated net earned premiums of $19.0 billion or more and achieved an average combined ratio of 96 or less. If these objectives are not achieved by December 31, 2016, these awards will be forfeited. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $8.6 million.
Beginning with the March 2007 grant of restricted stock awards to employees, dividends will no longer be paid to these holders of unvested restricted stock awards on a current basis. Instead, any dividends declared by Progressive’s Board of Directors will be deferred during the vesting period and paid out to the holder, including interest accrued during the vesting period at a market rate, if and when the underlying shares vest. Holders of restricted shares awarded prior to March 2007, will continue to receive dividends as and when declared by the Board of Directors. The participants will continue to have the right to vote the restricted Common Shares prior to the vesting date.

The following table discloses the restricted stock awards granted in March 2007 to each of the named executive officers identified in Progressive’s 2007 Proxy Statement dated March 9, 2007:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Shares	Value[1]	Shares	Value[1]

Glenn M. Renwick President and Chief Executive Officer	178,659	3,750,052	178,655	3,749,968

W. Thomas Forrester[2] Vice President and Chief Financial Officer	0	0	0	0

Brian J. Passell Group President of Claims	20,964	440,034	20,965	440,055

William M. Cody Chief Investment Officer	17,391	365,037	17,390	365,016

Charles E. Jarrett Vice President, Secretary and Chief Legal Officer	18,819	395,011	18,820	395,032

[1]	Value is based on the market value at the date of grant of $20.99, without discount for risk of forfeiture of the awards.

[2]	Mr. Forrester retired from the Company in March 2007 and did not receive a restricted stock award. Brian C. Domeck replaced Mr. Forrester as CFO. Mr. Domeck received awards of 15,246 time-based restricted shares (value of $320,014) and 15,245 performance-based restricted shares (value of $319,993).
We also granted time-based restricted stock awards covering a total of 76,074 Common Shares to our non-employee directors in April 2007. Dividends on these director restricted shares will be paid as and when declared, and directors also will have the right to vote these shares. These awards are scheduled to vest on March 20, 2008, and had an aggregate dollar value of approximately $1.8 million at the date of grant.
Item 6. Exhibits.
See exhibit index on page 29.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 3, 2007	BY:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.
Under	Form 10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC
(10)	10.1	Form of Restricted Stock Award Agreement for Time-Based Awards	Current Report on Form 8-K (filed with the SEC on March 26, 2007; Exhibit 10.1 therein)

(10)	10.2	Form of Restricted Stock Award Agreement for Performance-Based Awards	Current Report on Form 8-K (filed with the SEC on March 26, 2007; Exhibit 10.2 therein)

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31.1	Certification of Glenn M. Renwick, the Principal Executive Officer of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(31)	31.2	Certification of Brian C. Domeck, the Principal Financial Officer of The Progressive Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32.1	Certification of Glenn M. Renwick, the Principal Executive Officer of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(32)	32.2	Certification of Brian C. Domeck, the Principal Financial Officer of The Progressive Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith