Form 10-Q
period 2007-06-30
PROGRESSIVE CORP/OH/
filed 2007-08-02
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
     Common Shares, $1.00 par value: 724,078,768 outstanding at June 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2007	2006	% Change	2007	2006	% Change
(millions — except per share amounts)
Revenues:
Net premiums earned	$3,509.2	$3,564.4	(2)	$7,003.0	$7,064.9	(1)
Investment income	167.4	162.7	3	330.9	314.2	5
Net realized gains (losses) on securities	(6.6)	(27.1)	(76)	16.7	(26.6)	NM
Service revenues	5.9	7.9	(25)	12.1	16.3	(26)

Total revenues	3,675.9	3,707.9	(1)	7,362.7	7,368.8	—

Expenses:
Losses and loss adjustment expenses	2,488.4	2,384.2	4	4,888.9	4,667.0	5
Policy acquisition costs	355.2	364.9	(3)	710.4	727.0	(2)
Other underwriting expenses	395.6	337.8	17	767.1	676.5	13
Investment expenses	4.6	3.4	35	7.4	5.9	25
Service expenses	4.7	6.3	(25)	9.9	13.1	(24)
Interest expense	20.5	19.4	6	39.4	39.9	(1)

Total expenses	3,269.0	3,116.0	5	6,423.1	6,129.4	5

Income before income taxes	406.9	591.9	(31)	939.6	1,239.4	(24)
Provision for income taxes	123.2	191.5	(36)	292.4	402.4	(27)

Net income	$283.7	$400.4	(29)	$647.2	$837.0	(23)

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	721.8	776.1	(7)	729.7	783.2	(7)

Per share	$.39	$.52	(24)	$.89	$1.07	(17)

Diluted:
Average shares outstanding	721.8	776.1	(7)	729.7	783.2	(7)
Net effect of dilutive stock-based compensation	7.7	9.8	(21)	7.6	10.2	(25)

Total equivalent shares	729.5	785.9	(7)	737.3	793.4	(7)

Per share	$.39	$.51	(24)	$.88	$1.05	(17)

Dividends per share[1]	$2.00	$.0075	NM	$2.00	$.015	NM

NM = Not Meaningful

[1]	See Note 8 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
	2007	2006	2006
(millions)
Assets
Investments — Available-for-sale, at market:
Fixed maturities (amortized cost: $11,406.5, $10,574.9 and $9,959.6)	$11,317.8	$10,386.9	$9,958.9
Equity securities:
Preferred stocks[1] (cost: $2,050.0, $1,462.0 and $1,761.4)	2,052.4	1,450.8	1,781.0
Common equities (cost: $1,495.6, $1,441.4 and $1,469.0)	2,532.1	2,109.8	2,368.1
Short-term investments (amortized cost: $278.0, $720.1 and $581.0)	278.0	720.3	581.2

Total investments	16,180.3	14,667.8	14,689.2
Cash	14.0	17.6	5.6
Accrued investment income	145.0	130.8	134.4
Premiums receivable, net of allowance for doubtful accounts of $110.3, $106.5 and $122.0	2,617.3	2,662.9	2,498.2
Reinsurance recoverables, including $57.2, $52.9 and $72.4 on paid losses	380.5	389.1	433.8
Prepaid reinsurance premiums	84.8	103.8	89.5
Deferred acquisition costs	461.3	478.0	441.0
Income taxes	—	71.5	16.8
Property and equipment, net of accumulated depreciation of $576.9, $580.5 and $557.0	987.4	902.7	973.4
Other assets	203.0	178.4	200.2

Total assets	$21,073.6	$19,602.6	$19,482.1

Liabilities and Shareholders’ Equity
Unearned premiums	$4,532.7	$4,626.6	$4,335.0
Loss and loss adjustment expense reserves	5,841.8	5,694.6	5,725.0
Accounts payable, accrued expenses and other liabilities	1,518.7	1,673.9	1,390.0
Dividend payable[2]	1,448.2	—	—
Income taxes	56.2	—	—
Debt[3]	2,173.1	1,185.2	1,185.5

Total liabilities	15,570.7	13,180.3	12,635.5

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0; issued 798.4, 798.7 and 798.7, including treasury shares of 74.3, 23.5 and 50.7)	724.1	775.2	748.0
Paid-in capital	853.3	827.8	847.4
Accumulated other comprehensive income:
Net unrealized gains on securities	618.1	305.1	596.8
Net unrealized gains on forecasted transactions	29.2	8.1	7.5
Retained earnings	3,278.2	4,506.1	4,646.9

Total shareholders’ equity	5,502.9	6,422.3	6,846.6

Total liabilities and shareholders’ equity	$21,073.6	$19,602.6	$19,482.1

[1]	Includes certain hybrid securities reported at fair value. See Note 2 – Investments for further discussion.

[2]	See Note 8 – Dividends for further discussion.

[3]	Consists of long-term debt. See Note 5 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2007	2006
(millions)
Cash Flows From Operating Activities
Net income	$647.2	$837.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53.0	49.2
Amortization of fixed maturities	133.2	104.5
Amortization of stock-based compensation	15.9	11.4
Net realized (gains) losses on securities	(16.7)	26.6
Gain on disposition of property and equipment	—	(4.3)
Changes in:
Premiums receivable	(119.1)	(162.2)
Reinsurance recoverables	53.3	16.6
Prepaid reinsurance premiums	4.7	(.1)
Deferred acquisition costs	(20.3)	(33.2)
Income taxes	49.4	112.5
Unearned premiums	197.7	291.5
Loss and loss adjustment expense reserves	116.8	34.3
Accounts payable, accrued expenses and other liabilities	101.2	102.9
Other, net	(12.8)	(40.8)

Net cash provided by operating activities	1,203.5	1,345.9
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(5,108.3)	(3,861.5)
Equity securities	(738.8)	(470.6)
Short-term investments — auction rate securities	(4,839.9)	(1,003.7)
Sales:
Fixed maturities	3,246.6	3,000.0
Equity securities	419.8	106.9
Short-term investments — auction rate securities	5,008.6	1,224.5
Maturities, paydowns, calls and other:
Fixed maturities	297.7	408.4
Equity securities	5.1	107.5
Net (purchases) sales of short-term investments — other	134.4	(166.4)
Net unsettled security transactions	27.4	72.7
Purchases of property and equipment	(68.6)	(193.7)
Sale of property and equipment	1.6	4.8

Net cash used in investing activities	(1,614.4)	(771.1)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	12.8	25.3
Tax benefit from exercise/vesting of stock-based compensation	8.2	22.4
Proceeds from debt[1]	1,021.7	—
Payment of debt	—	(100.0)
Dividends paid to shareholders	—	(11.7)
Acquisition of treasury shares	(623.4)	(498.8)

Net cash provided by (used in) financing activities	419.3	(562.8)

Increase (decrease) in cash	8.4	12.0
Cash, January 1	5.6	5.6

Cash, June 30	$14.0	$17.6

[1]	Includes a $34.4 million pretax gain received upon closing a forecasted debt issuance hedge. See Note 5 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with The Progressive Corporation and subsidiaries’ audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended June 30, 2007, are not necessarily indicative of the results expected for the full year.
Note 2 Investments — The composition of the investment portfolio at June 30 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Fair	Total
(millions)	Cost[1]	Gains	Losses	Value[2]	Portfolio

2007
Fixed maturities	$11,406.5	$45.0	$(133.7)	$11,317.8	70.0%
Equity securities:
Preferred stocks	2,050.0	23.6	(20.4)	2,052.4	12.7
Common equities	1,495.6	1,038.1	(1.6)	2,532.1	15.6
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—
Auction rate preferred stocks	—	—	—	—	—
Other short-term investments	278.0	—	—	278.0	1.7

Total short-term investments	278.0	—	—	278.0	1.7

Total portfolio[3]	$15,230.1	$1,106.7	$(155.7)	$16,180.3	100.0%

2006
Fixed maturities	$10,574.9	$26.2	$(214.2)	$10,386.9	70.8%
Equity securities:
Preferred stocks	1,462.0	13.6	(24.8)	1,450.8	9.9
Common equities	1,441.4	683.6	(15.2)	2,109.8	14.4
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—
Auction rate preferred stocks	164.0	.2	—	164.2	1.1
Other short-term investments	556.1	—	—	556.1	3.8

Total short-term investments	720.1	.2	—	720.3	4.9

Total portfolio[3]	$14,198.4	$723.6	$(254.2)	$14,667.8	100.0%

[1]	Increase over prior year primarily reflects the investment of proceeds from our June 2007 issuance of $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067; see Note 5 – Debt for further discussion.

[2]	At June 30, 2007, preferred stocks included a $.8 million change in fair value on certain hybrid securities recognized as a realized loss on securities.

[3]	Includes net unsettled security acquisitions of $69.3 million and $231.2 million at June 30, 2007 and 2006, respectively.
Our fixed maturity securities include debt securities and mandatory redeemable preferred stocks. The preferred stock portfolio includes nonredeemable preferred stocks, which contain certain securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. Other short-term investments include Eurodollar deposits, commercial paper and other investments which are expected to mature within one year. Common equities include common stock and other risk investments.

Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities) reported as a component of accumulated other comprehensive income, net of deferred income taxes. The change in fair value of the hybrid securities discussed above is recorded as a component of net realized gains (losses) on securities, as prescribed by current accounting guidance.
Note 3 Supplemental Cash Flow Information — We paid income taxes of $235.0 million and $265.0 million during the six months ended June 30, 2007 and 2006, respectively. Total interest paid was $38.8 million and $42.5 million for the six months ended June 30, 2007 and 2006, respectively. Non-cash activity includes changes in net unrealized gains (losses) on investment securities and declared, but unpaid, dividends to shareholders (see Note 8 – Dividends for further discussion).
Note 4 Income Taxes — In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued, which provides guidance for recognizing and measuring the financial statement impact of tax positions taken or expected to be taken in a tax return. This interpretation was effective beginning January 1, 2007. As of January 1, 2007, we had no unrecognized tax benefits. We analyzed our tax positions in accordance with this interpretation and determined that it did not result in any changes to our reserve for uncertain tax positions. As a result, no adjustment to January 1, 2007 retained earnings was required.
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
There have been no changes to our liability for unrecognized tax benefits, interest and penalties during both the second quarter and year-to-date period ended June 30, 2007.
Note 5 Debt — Debt at June 30 consisted of:

(millions)	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.375% Senior Notes due 2012	$348.4	$359.5	$348.1	$357.6
7% Notes due 2013	149.1	159.7	149.0	158.8
6 5/8% Senior Notes due 2029	294.4	309.6	294.3	303.2
6.25% Senior Notes due 2032	393.9	394.9	393.8	381.5
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	987.3	996.3	—	—

	$2,173.1	$2,220.0	$1,185.2	$1,201.1

On June 18, 2007, we issued $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”). The Debentures will become due on June 15, 2037, the scheduled maturity date, but only to the extent that we have received sufficient net proceeds from the sale of certain qualifying capital securities. Progressive must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the Debentures in full on the scheduled maturity date or, if sufficient proceeds are not realized from the sale of such qualifying capital securities by such date, on each interest payment date thereafter. Any remaining outstanding principal will be due on June 15, 2067, the final maturity date.

The Debentures will bear interest at a fixed annual rate of 6.70% through, but excluding, June 15, 2017, payable semiannually. Thereafter, the Debentures will bear interest at a rate equal to the three-month LIBOR plus 2.0175%, payable quarterly. Subject to certain conditions, Progressive has the right to defer the payment of interest on the Debentures for one or more periods not exceeding ten consecutive years each. During any such deferral period, among other conditions, interest would continue to accrue, including interest on the deferred interest, and we generally would not be able to declare or pay any dividends on or purchase any of our Common Shares.
Subject to the replacement capital covenant discussed below, the Debentures may be redeemed, in whole or in part, at any time: (a) prior to June 15, 2017, at a redemption price equal to the greater of (i) 100% of the principal amount of the Debentures being redeemed, or (ii) a make-whole amount, in each case plus any accrued and unpaid interest; or (b) on or after June 15, 2017, at a redemption price equal to 100% of the principal amount of the Debentures being redeemed, plus any accrued and unpaid interest. In connection with the issuance of the Debentures, Progressive entered into a replacement capital covenant in which we agreed, for the benefit of the holders of a senior debt security, that we will not repay, redeem, defease or purchase all or part of the Debentures before June 15, 2047, unless, subject to certain limitations, we have received proceeds from the sale of certain replacement capital securities, as defined in the replacement capital covenant.
Prior to the issuance of the Debentures, we entered into a forecasted debt issuance hedge against a possible rise in interest rates. Upon issuance of the Debentures, the hedge was closed and we recognized, as part of accumulated other comprehensive income, an unrealized pretax gain of $34.4 million. This deferred gain will be recognized as an adjustment to interest expense over the 10-year fixed interest rate term of the Debentures.
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
Following are the operating results for the periods ended June 30:

(millions)	Three Months				Six Months
	2007		2006		2007		2006
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,936.9	$120.0	$1,999.9	$220.5	$3,871.8	$295.8	$3,983.9	$499.4
Direct	1,101.8	92.1	1,092.2	143.2	2,193.7	216.5	2,159.2	296.6

Total Personal Lines[1]	3,038.7	212.1	3,092.1	363.7	6,065.5	512.3	6,143.1	796.0
Commercial Auto	465.4	57.1	466.6	110.3	926.7	122.9	909.4	192.4
Other indemnity	5.1	.8	5.7	3.5	10.8	1.4	12.4	6.0

Total underwriting operations	3,509.2	270.0	3,564.4	477.5	7,003.0	636.6	7,064.9	994.4
Service businesses	5.9	1.2	7.9	1.6	12.1	2.2	16.3	3.2
Investments[2]	160.8	156.2	135.6	132.2	347.6	340.2	287.6	281.7
Interest expense	—	(20.5)	—	(19.4)	—	(39.4)	—	(39.9)

	$3,675.9	$406.9	$3,707.9	$591.9	$7,362.7	$939.6	$7,368.8	$1,239.4

[1]	Private passenger automobile insurance accounted for 91% of the total Personal Lines segment net premiums earned in both the second quarter and first six months of 2007, compared to 91% and 92%, respectively, for the same periods last year.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax profit (loss) expressed as a percentage of net premiums earned (i.e., revenues). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the periods ended June 30:

	Three Months				Six Months
	2007		2006		2007		2006
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	6.2%	93.8	11.0%	89.0	7.6%	92.4	12.5%	87.5
Direct	8.4	91.6	13.1	86.9	9.9	90.1	13.7	86.3
Total Personal Lines	7.0	93.0	11.8	88.2	8.4	91.6	13.0	87.0
Commercial Auto	12.3	87.7	23.6	76.4	13.3	86.7	21.2	78.8
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.7	92.3	13.4	86.6	9.1	90.9	14.1	85.9

[1]	Underwriting margins/combined ratios for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of losses in, such businesses.
Note 7 Comprehensive Income — Total comprehensive income was $301.5 million and $337.9 million for the three months ended June 30, 2007 and 2006, respectively, and $690.2 million and $751.5 million for the six months ended June 30, 2007 and 2006, respectively.
Note 8 Dividends — In February 2006, Progressive’s Board of Directors approved a plan to change Progressive’s policy of paying a fixed quarterly dividend to a policy of paying an annual variable dividend, payable shortly after the close of each year, beginning with the 2007 dividend. This annual dividend will be based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor (“Gainshare factor”). For 2007, the Board established that the variable dividend will be based on a target percentage of 20% of after-tax underwriting profit. The Gainshare factor can range from zero to two, and will be determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. The year-to-date Gainshare factor through June 30, 2007 was .75. Subject to declaration by the Board, the record date of the dividend is expected to be in December 2007, with payment expected in February 2008.
In addition, in June 2007, Progressive’s Board of Directors declared an extraordinary cash dividend of $2.00 per Common Share, payable on September 14, 2007 to shareholders of record at the close of business on August 31, 2007. This extraordinary cash dividend would be in the aggregate amount of approximately $1.4 billion based upon the number of Common Shares outstanding at June 30, 2007.
Note 9 Litigation — One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.
In addition, various Progressive entities are named as defendants in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our total loss evaluation methodology or handling, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of preferred provider rates for payment of personal injury protection claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, policy implementation and renewal procedures and cases challenging other aspects of our claims and marketing practices and business operations.
We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations where appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), we have established accruals for lawsuits as to which we have determined that it is probable that a loss has been incurred and we can reasonably estimate our potential exposure. Pursuant to GAAP, we have not established reserves for those lawsuits where the loss is not probable and/or we are currently unable to estimate reasonably our potential exposure. If any one or more of these lawsuits results in a judgment against or settlement by us in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on our financial condition, cash flows and results of operations.
For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006, and “Item 1-Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Note 10 New Accounting Standards — In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure certain financial assets and financial liabilities at fair value and recognize the unrealized gains and losses on such items in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for calendar year companies). We are currently assessing the potential impact of SFAS 159 on our financial condition, cash flows and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
I. OVERVIEW
For the second quarter 2007, The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 7.7%, while net premiums written decreased 3%. At June 30, 2007, companywide policies in force, our preferred measure of growth, increased 3% on a year-over-year basis. For the second quarter 2007, net income was $283.7 million, or $.39 per share, compared to $400.4 million, or $.51 per share, for the same period last year. The year-over-year decrease in net premiums written and net income reflects the impact of our recent rate reductions; net income was also affected by unfavorable prior accident year development recognized during the quarter.
Current market conditions, defined by relative rate stability or reduction, continue to influence our aggregate premium growth measures, which were down in all of our products in the second quarter 2007, compared to the same period last year. Changes in net premiums written can be explained by some combination of new business applications (i.e., issued policies), premium per policy and retention. On a year-over-year basis, for the second quarter 2007, we saw a slight increase in applications in both our new and renewal business. We continue to monitor new business application growth on a state-by-state basis and evaluate the trade-offs between growth and margin in these markets.
Having concluded that the loss trends of recent years driven largely by reduced frequency were more systemic than cyclical, we have been adjusting our pricing to reflect our consistently stated goal of growing as fast as possible at a 96 combined ratio. Our Personal Lines, both Agency and Direct, and Commercial Auto Businesses are priced at lower average written premium per policy than at this time a year ago. On a year-over-year basis, for the second quarter 2007, our personal auto average written premium per policy decreased about 5% with Agency auto decreasing about 4% and Direct auto about 6%. For Commercial Auto, average written premium per policy has decreased about 5%. Earned premium per earned car year, another measure of rate decrease, lags the written premium measure. For the second quarter 2007, as compared to the same period last year, earned premium per earned car year decreased about 4% in our personal auto products, with both Agency and Direct auto at about 4%, and Commercial Auto at 5%. Although adjusting rates is a continuous process, we believe that the most significant downward adjustments are behind us and that, in general, we are closer to our targeted run rate margins in most states and products.
In light of the soft market conditions, we have focused our attention on unit growth. The rating changes implemented over the last year have been an explicit trade-off of margin for longer-term customer growth. Companywide policies in force have grown 2% since March 31, 2007, 4% since December 31, 2006, and 3% since June 30, 2006. Agency auto policies in force are slightly lower than at this time last year while the Direct auto counts are up by 5% and Commercial Auto counts are up 6%. In addition, during the second quarter 2007, we crossed the 10 million threshold for our Personal Lines policies in force. To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why retention continues to be one of our most significant initiatives. During the first half of 2007, we believe we made some strides in addressing issues that are keeping us from meeting the long-term rate expectations of our customers. Retention measures for our private passenger auto business increased in every tier over year-end 2006, although retention is still lower than it was at this point in 2006, but the gap is closing.
Profitability remains solid for each reporting segment, but the 7.7% companywide underwriting profit margin for the quarter suggests we are closing the gap between our reaffirmed target of a 4% underwriting margin and the last several years of sustained double-digit margins. Reflected in our results for the second quarter 2007 are 2 points of unfavorable prior accident year development driven primarily by reviews from our field claims representatives of our larger bodily injury and uninsured motorist exposures in both our Personal Lines and Commercial Auto segments. During the quarter, we experienced favorable auto frequency trends, while severity trends increased modestly.

On June 14, 2007, we announced a recapitalization plan that includes paying a $2.00 per Common Share extraordinary cash dividend in September, the expected issuance of $1 billion of hybrid debt securities and a new Board authorization for us to repurchase up to 100 million of our Common Shares over the course of the next two years. On June 18, 2007, we issued $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067. See Note 5 – Debt and the Capital Resources and Liquidity section below for further details.
We have made no substantial changes in the allocation of our investment portfolio during the quarter. Our investment portfolio produced a fully taxable equivalent total return of 1.2% for the quarter, with positive total returns in both fixed-income securities and common stocks. We continued to keep the credit quality of our portfolio high and its exposure to interest rate risk low. At June 30, 2007, the fixed-income portfolio duration was 3.4 years with a weighted average credit quality of AA.
II. FINANCIAL CONDITION
A. Capital Resources and Liquidity
Progressive has substantial capital resources, and we believe we have sufficient capital resources, cash flows from operations and borrowing capacity to support our current and anticipated growth, scheduled principal and interest payments on our debt, expected dividends and other capital requirements. Our existing debt covenants do not include any rating or credit triggers.
In June 2007, we announced a recapitalization plan, which included the following components:
•	The payment of an extraordinary cash dividend of $2.00 per Common Share. This extraordinary cash dividend, which would be in the aggregate amount of approximately $1.4 billion based upon the number of Common Shares outstanding at June 30, 2007, was declared by the Board on June 13, 2007, and is payable on September 14, 2007, to shareholders of record at the close of business on August 31, 2007.

•	A new Board authorization for us to repurchase up to 100 million of our Common Shares over the course of the next 24 months, expiring June 30, 2009. This authorization is in addition to, and after completion of, approximately 4 million shares that remained available for repurchase at the end of the second quarter 2007 under the Board’s April 2006 share repurchase authorization.

•	The issuance of $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”) on June 18, 2007. The proceeds of the offering were $987.3 million, before $1.4 million of expenses related to the issuance. In addition, upon issuance of the Debentures, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $34.4 million pretax gain as part of shareholders’ equity; the gain will be recognized as an adjustment to interest expense and amortized over 10 years, which represents the fixed rate interest period of the Debentures. See Note 5 – Debt for further discussion of the terms of the Debentures.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2007, operations generated a positive cash flow of $1,203.5 million. During the second quarter 2007, we repurchased 12.8 million Common Shares at a total cost of $300.3 million (average cost of $23.37 per share), bringing the total year-to-date repurchases to 27.3 million Common Shares, at a total cost of $623.4 million (average cost of $22.81 per share).
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

The Gainshare factor, which is based on predetermined growth and profitability objectives, can range from zero to two. Through June 30, 2007, based on year-to-date results, the Gainshare factor was .75. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor of any interim period. Subject to declaration by the Board, the record date of the 2007 annual dividend is expected to be in December 2007, with payment expected in February 2008.
B. Commitments and Contingencies
During the second quarter 2007, we completed construction of one new service center that provides our concierge level of claims service, which replaced an existing center. In total, we have 54 service centers in 41 metropolitan areas across the United States serving as our primary approach to damage assessment and facilitation of vehicle repairs in urban markets. Throughout the remainder of 2007 and in 2008, we expect to construct four new service centers, of which two centers will replace existing leased facilities and renew the leases on seven existing service centers that were previously scheduled for replacement.
There is currently no other significant construction under way. We own additional land in both Colorado Springs, Colorado and Mayfield Village, Ohio for future development; both properties are near current corporate operations. In the spring of 2008, we expect to begin a multi-year project to construct up to three buildings and three parking garages, together with associated facilities, for corporate functions in Mayfield Village at a currently estimated total construction cost of $200 million.
All such construction projects have been, and will continue to be, funded through operating cash flows.
Off-Balance-Sheet Arrangements
Except for credit default swaps, open investment funding commitments and operating leases and service agreements discussed in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2006, we do not have any off-balance-sheet leverage. See the Derivative Instruments section of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2006.
Contractual Obligations
During the second quarter and first six months of 2007, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

(millions)	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2007	2006	% Change	2007	2006	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,963.8	$2,053.3	(4)	$3,952.4	$4,085.6	(3)
Direct	1,082.5	1,093.0	(1)	2,244.1	2,234.4	—

Total Personal Lines	3,046.3	3,146.3	(3)	6,196.5	6,320.0	(2)
Commercial Auto	507.2	526.3	(4)	998.0	1,022.6	(2)
Other indemnity	5.2	7.0	(26)	10.9	13.7	(20)

Total underwriting operations	$3,558.7	$3,679.6	(3)	$7,205.4	$7,356.3	(2)

NET PREMIUMS EARNED
Personal Lines
Agency	$1,936.9	$1,999.9	(3)	$3,871.8	$3,983.9	(3)
Direct	1,101.8	1,092.2	1	2,193.7	2,159.2	2

Total Personal Lines	3,038.7	3,092.1	(2)	6,065.5	6,143.1	(1)
Commercial Auto	465.4	466.6	—	926.7	909.4	2
Other indemnity	5.1	5.7	(11)	10.8	12.4	(13)

Total underwriting operations	$3,509.2	$3,564.4	(2)	$7,003.0	$7,064.9	(1)

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2007	2006	% Change
POLICIES IN FORCE
Personal Lines
Agency auto	4,516.0	4,554.2	(1)
Direct auto	2,536.4	2,409.2	5

Total auto	7,052.4	6,963.4	1
Special lines[1]	3,081.7	2,870.7	7

Total Personal Lines	10,134.1	9,834.1	3

Commercial Auto	534.2	502.0	6

[1]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items, as well as a personal umbrella product.
Our decline in written premiums for both the second quarter and first six months of 2007 reflected the continued “soft market” conditions, in which rates are stable or decreasing and customers are shopping less. Competitors’ actions, such as rate cutting, increased advertising, higher commission payments to agents and brokers, and a relaxation of underwriting standards, continue to have an impact on the marketplace. During the latter part of 2006 and continuing in 2007, we began to reduce rates where we believe we are able to achieve a good economic trade-off. In addition, we are focusing on further developing the Progressive brand and will continue to work with our new advertising agencies to identify compelling ways to help consumers understand what sets Progressive apart.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. For the second quarter and first six months of 2007, new business applications increased 3% and 2%, respectively, in our Personal Lines Businesses, compared to decreases of 8% for both periods last year. We also generated increases in our renewal business applications of 3% for both the second quarter and first six months of 2007, compared to increases of 9% for both periods in 2006. In our Commercial Auto Business, new applications increased 3% for the second quarter 2007 and remained flat for the first half of 2007, compared to increases of 1% and 5%, respectively, last year. Commercial Auto renewal business grew 6% for both the second quarter and year-to-date 2007, compared to an increase of 6% and 5%, respectively, last year.
Recent rate reductions, coupled with shifts in the mix of business, contributed to a 4% decrease in total auto written premium per policy for the six months ended June 30, 2007, as compared to the prior year period. Conscious that not all price reductions result in beneficial trade-offs between growth and profitability, we will continue to assess our market pricing relative to our goal of a 96 combined ratio and to determine which trade-offs would benefit our business.
Another important element affecting growth is customer retention. One measure of customer retention is policy life expectancy (PLE), which is the estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. We have seen a lengthening in PLE in all of our Agency and Direct private passenger auto tiers since both the end of the first quarter 2007 and year-end 2006; however, most tiers are down when compared to the end of the second quarter last year. The PLE in our Commercial Auto Business remained relatively flat compared to the end of the first quarter 2007 and has increased since year-end 2006; PLE has remained relatively flat compared to the end of the second quarter 2006. Realizing the importance that retention has on our ability to continue to grow profitably, we are placing increased emphasis on competitive pricing for our current customers to ensure their likelihood of staying with us.

B. Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the periods ended June 30, our underwriting profitability measures were as follows:

	Three Months				Six Months
(millions)	2007		2006		2007		2006
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
Personal Lines	$	Margin	$	Margin	$	Margin	$	Margin

Agency	$120.0	6.2%	$220.5	11.0%	$295.8	7.6%	$499.4	12.5%
Direct	92.1	8.4	143.2	13.1	216.5	9.9	296.6	13.7

Total Personal Lines	212.1	7.0	363.7	11.8	512.3	8.4	796.0	13.0
Commercial Auto	57.1	12.3	110.3	23.6	122.9	13.3	192.4	21.2
Other indemnity[1]	.8	NM	3.5	NM	1.4	NM	6.0	NM

Total underwriting operations	$270.0	7.7%	$477.5	13.4%	$636.6	9.1%	$994.4	14.1%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of losses in, such businesses.
The decrease in underwriting profitability primarily reflects the impact of our recent rate reductions as well as the unfavorable prior accident year development in both the second quarter and first six months of 2007.
Further underwriting results for our Personal Lines Businesses, including its channel components, the Commercial Auto Business and other indemnity businesses, were as follows (details discussed below):

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2007	2006	Change	2007	2006	Change
UNDERWRITING PERFORMANCE
Personal Lines — Agency
Loss and loss adjustment expense ratio	72.3	69.2	3.1 pts.	71.1	67.5	3.6 pts.
Underwriting expense ratio	21.5	19.8	1.7 pts.	21.3	20.0	1.3 pts.

Combined ratio	93.8	89.0	4.8 pts.	92.4	87.5	4.9 pts.

Personal Lines — Direct
Loss and loss adjustment expense ratio	70.5	67.1	3.4 pts.	69.3	66.4	2.9 pts.
Underwriting expense ratio	21.1	19.8	1.3 pts.	20.8	19.9	.9 pts.

Combined ratio	91.6	86.9	4.7 pts.	90.1	86.3	3.8 pts.

Total Personal Lines
Loss and loss adjustment expense ratio	71.6	68.4	3.2 pts.	70.5	67.0	3.5 pts.
Underwriting expense ratio	21.4	19.8	1.6 pts.	21.1	20.0	1.1 pts.

Combined ratio	93.0	88.2	4.8 pts.	91.6	87.0	4.6 pts.

Commercial Auto
Loss and loss adjustment expense ratio	66.7	57.3	9.4 pts.	66.1	59.8	6.3 pts.
Underwriting expense ratio	21.0	19.1	1.9 pts.	20.6	19.0	1.6 pts.

Combined ratio	87.7	76.4	11.3 pts.	86.7	78.8	7.9 pts.

Total Underwriting Operations[1]
Loss and loss adjustment expense ratio	70.9	66.9	4.0 pts.	69.8	66.0	3.8 pts.
Underwriting expense ratio	21.4	19.7	1.7 pts.	21.1	19.9	1.2 pts.

Combined ratio	92.3	86.6	5.7 pts.	90.9	85.9	5.0 pts.

Accident year — Loss and loss adjustment expense ratio	68.9	68.8	.1 pts.	69.2	68.4	.8 pts.

[1]	Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of losses in, such businesses. These businesses generated an underwriting profit of $.8 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively.

Losses and Loss Adjustment Expenses (LAE)

(millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Change in net loss and LAE reserves	$138.2	$71.4	$154.9	$45.3
Paid losses and LAE	2,350.2	2,312.8	4,734.0	4,621.7

Total incurred losses and LAE	$2,488.4	$2,384.2	$4,888.9	$4,667.0

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
During the second quarter 2007, we experienced an increase in total auto paid severity of about 5%, compared to the second quarter 2006. Over the trailing 12-month period, Progressive’s paid severity trends are fairly consistent with those reported for the industry as a whole according to the Property Casualty Insurers Association of America “Fast Track” data, although our personal injury protection severity was notably higher than the industry, with New York having the largest impact for Progressive.
Auto accident frequency was down slightly in both the second quarter 2007 and the trailing 12-month period ending June 30, 2007, as compared to the same periods last year. Although frequency is lower than the prior year periods, the rate of change is reduced from that experienced in the prior two years. We cannot predict the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as more vehicles per household and greater vehicle safety, versus those resulting from shifts in the mix of our business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

(millions)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$4.6		$46.3		$33.7		$94.7
Current accident year	(4.0)		14.3		(2.2)		21.6

Calendar year actuarial adjustment	$.6		$60.6		$31.5		$116.3

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$4.6		$46.3		$33.7		$94.7
All other development	(75.7)		22.4		(74.5)		77.7

Total development	$(71.1)		$68.7		$(40.8)		$172.4

(Increase) decrease to calendar year combined ratio	(2.0	) pts.	1.9	pts.	(.6	) pts.	2.4	pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. “All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve adjustments that might be applicable to any one or more of those underlying factors.
As reflected in the table above, we experienced unfavorable total development through the first six months of 2007, compared to favorable development in the same period last year. The 2007 development primarily reflects unfavorable development from accident years greater than one year old (i.e., accident year 2005 and prior) as discussed below. The total prior accident years loss reserve development experienced in the six month period ended June 30, 2007, which increased the reported combined ratio by .6 points, was slightly favorable in our Personal Lines Businesses, but was unfavorable in our Commercial Auto Business (both the specialty truck and light and local products). The unfavorable Commercial Auto development in 2007 primarily reflected a higher than expected number of large case reserve changes associated with prior accident years, as well as an increase in the number and severity of late reported claims in excess of our original estimate.
Changes in our estimate of severity, from what we originally expected when establishing the reserves to what we are observing in the data as it develops, is the principal cause of prior accident year development. In the first six months of 2007, we experienced unfavorable reserve development after several years of recognizing favorable development. The unfavorable development in 2007 was driven by the settlement of several pending lawsuits, the emergence of higher than expected losses from prior years and reviews of larger bodily injury severity and uninsured motorist exposures.
In 2006, we saw severity estimates develop more favorably than what was originally expected when reserves were set. Although we were unable to quantify the contribution of each factor to the overall favorable reserve development, we believe that the favorable changes in these estimates were related to factors as diverse as improved vehicle safety, more conservative jury awards, better fraud control and tenure of our claims personnel.
Our analysis of the current situation and historical trends leads us to believe that the benefits from claims handling improvements we experienced in prior years have leveled off, and cost increases will be more directly related to things such as medical costs and litigation settlements. Accordingly, we are seeing severity trend reach historically more normal levels. We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2007.
Underwriting Expenses
Our companywide underwriting expense ratio increased 1.7 points and 1.2 points for the second quarter and first six months of 2007, respectively, as compared to the same periods last year. The increase primarily reflects lower earned premium due to recent rate reductions, increases in our infrastructure costs (salaries, benefits and information technology) and higher advertising expenditures, primarily in our Direct business.
C. Personal Lines
Progressive’s Personal Lines Businesses write insurance for private passenger automobiles and recreational vehicles, and represented approximately 86% of both our second quarter and year-to-date 2007 and 2006 net premiums written. Private passenger auto represented approximately 85% of our total Personal Lines net premiums written in the second quarter of both 2007 and 2006 and about 90% of total Personal Lines net premiums written in the year-to-date periods ended June 30, 2007 and 2006, with the special lines products (e.g., motorcycles, watercraft and RV’s) making up the balance. Net premiums written for private passenger auto decreased 4% and 3% for the second quarter and first six months of 2007, respectively, while net premiums written in special lines increased 4% and 5%, respectively, for the same periods. Policies in force grew 1% in auto and 7% in special lines from June 30, 2006 to June 30, 2007. Total Personal Lines policies in force crossed the 10 million threshold during the quarter.
Total Personal Lines generated combined ratios of 93.0 and 91.6 for the second quarter and first six months of 2007, respectively, compared to 88.2 and 87.0 for the same periods last year, reflecting our recent rate reductions and unfavorable prior accident year development. Since the special lines products are normally used more in the warmer weather months, we typically experience higher loss costs during those periods. As such, for the second quarter 2007, the special lines results had an unfavorable effect on the total Personal Lines combined ratio of about .5 points, but had little effect in the second quarter last year. For the first six months of both 2007 and 2006, the special lines results had a favorable impact of about 1 point on the total Personal Lines combined ratio.
The Agency Business
The Agency Business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New business auto applications for the Agency Business increased slightly for both the second quarter and first six months of 2007, as compared to the same periods last year; renewal applications were down slightly for both periods. Written premium per policy on new auto business was down modestly for the quarter and down slightly less on a year-to-date basis, as compared to the prior year periods, while written premium per policy on renewal auto business was down modestly for both periods. As a result, total Agency auto written premium per policy was down about 4% on a quarter over prior-year quarter basis. For the second quarter and first six months of 2007, the rate of conversion (i.e., converting a quote to a sale) was down on a solid increase in the number of auto quotes. Within the Agency Business, we are continuing to see a shift from traditional agent quoting, where the conversion rate is remaining stable, to quotes generated through third-party comparative rating systems, where the conversion rate is lower. Agency auto policies in force decreased 1% as compared to June 30, 2006. Retention lengthened in each of the Agency auto risk tiers when compared to the end of the first quarter 2007 and year-end 2006; however, retention was down in most tiers as compared to the end of the second quarter last year.
The Direct Business
The Direct Business includes business written directly by Progressive online and over the phone. For the second quarter and first six months of 2007, the Direct Business experienced a modest increase in both new and renewal auto applications. For the same periods, there was a decrease in written premium per policy for new business, while written premium per policy for renewal business decreased to a lesser extent; total Direct auto written premium per policy was down about 6% on a quarter over prior-year quarter basis. For both the second quarter and the first half of 2007, the overall Direct Business conversion rate increased while the number of total quotes declined. The rate of conversion on Internet-initiated business increased, while the conversion rate for phone-initiated business was relatively flat. Policies in force increased 5% as of the end of the second quarter 2007, compared to the same period last year. Direct auto has also seen an increase in retention during the second quarter and the first half of 2007, although retention in most tiers was down when compared to the end of the second quarter 2006.
D. Commercial Auto
Progressive’s Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the second quarter and first six months of 2007 and 2006, the Commercial

Auto Business represented approximately 14% of our total net premiums written. The Commercial Auto Business, which is distributed through both the independent agency and direct channels, operates in the specialty truck and light and local commercial auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of the total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the light and local commercial auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
Policies in force for the Commercial Auto Business increased 6% as of June 30, 2007, as compared to the same period last year. New business applications increased slightly during the second quarter 2007 and remained flat year-to-date, while renewal applications increased modestly for both periods, as compared to the same periods last year. In January 2007, we entered Massachusetts with our Commercial Auto product, bringing the total number of states in which we write Commercial Auto insurance to 49; we do not currently write Commercial Auto in Hawaii. Written premium per policy decreased modestly in both our new and renewal businesses during both the second quarter and first six months of 2007; total Commercial Auto written premium per policy was down about 5% on a quarter over prior-year quarter basis. Retention measures remained relatively flat compared to end of the first quarter 2007 and have increased since year-end 2006. In addition, retention measures have remained relatively flat compared to the end of the second quarter 2006.
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
E. Other Indemnity
Progressive’s other indemnity businesses, which represented less than 1% of our year-to-date net premiums earned as of June 30, 2007, primarily include writing professional liability insurance for community banks and our run-off businesses. The underwriting profit (loss) in these businesses may fluctuate widely due to the low premium volume, variability in losses, and the run-off nature of some of these products.
F. Service Businesses
Our service businesses include providing insurance-related services. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. These service businesses represent less than 1% of our year-to-date revenues. The significant decrease in service business revenues reflects the continuing cyclical downturn in the involuntary commercial auto market.
G. Income Taxes
Income taxes are comprised of net deferred tax assets, offset by net income taxes payable. A deferred tax asset is a tax benefit that will be realized in a future tax return. Progressive’s income tax position was a net liability at June 30, 2007, compared to a net asset at both June 30, 2006 and December 31, 2006. The movement in the income tax balance from June 30, 2006 primarily reflects larger unrealized gains in our investment portfolios, which increased the deferred tax liability, while the movement from December 31, 2006 primarily reflects the timing and amount of estimated tax payments.

IV. RESULTS OF OPERATIONS — INVESTMENTS
A. Portfolio Allocation
The composition of the investment portfolio at June 30 was:

		% of
	Fair	Total	Duration
($ in millions)	Value	Portfolio	(Years)	Rating[1]

2007
Fixed-income securities:
Fixed maturities	$11,317.8	70.0%	3.8	AA+
Preferred stocks	2,052.4	12.7	1.6	A-
Short-term investments:
Auction rate municipal obligations	—	—	—	—
Auction rate preferred stocks	—	—	—	—
Other short-term investments	278.0	1.7	<1	A+

Total short-term investments	278.0	1.7	<1	A+

Total fixed-income securities	13,648.2	84.4	3.4	AA

Common equities	2,532.1	15.6	na	na

Total portfolio[2,3]	$16,180.3	100.0%	3.4	AA

2006
Fixed-income securities:
Fixed maturities	$10,386.9	70.8%	3.7	AA+
Preferred stocks	1,450.8	9.9	1.7	A-
Short-term investments:
Auction rate municipal obligations	—	—	—	—
Auction rate preferred stocks	164.2	1.1	<1	AA-
Other short-term investments	556.1	3.8	<1	A+

Total short-term investments	720.3	4.9	<1	A+

Total fixed-income securities	12,558.0	85.6	3.3	AA
Common equities	2,109.8	14.4	na	na

Total portfolio[2,3]	$14,667.8	100.0%	3.3	AA

na = not applicable

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on market value and assign a numeric score to each credit rating based on a scale from 0-5.

[2]	Includes net unsettled security acquisitions of $69.3 million and $231.2 million at June 30, 2007 and 2006, respectively.

[3]	June 30, 2007 and 2006 totals include $3.0 billion and $1.8 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company. The increase primarily reflects the investment of proceeds from our June 2007 issuance of $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067; see Note 5 – Debt for further discussion.
Unrealized Gains and Losses
As of June 30, 2007, our portfolio had $951.0 million of net unrealized gains, recorded as part of accumulated other comprehensive income, compared to $469.4 million at June 30, 2006 and $918.2 million at December 31, 2006. During the second quarter 2007, the total portfolio’s unrealized gain position decreased by $6.4 million resulting from a decline of $131.2 million in the fixed-income portfolio due to the general rise in interest rates during the quarter, partially offset by an increase in the common stock portfolio of $124.8 million, which was reflective of the strength in the equity market during the same time period. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.
Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, short-term investments and preferred stocks, had a duration of 3.4 years at June 30, 2007, compared to 3.1 years at December 31, 2006, and 3.3 years at June 30, 2006. The fixed-maturity securities and short-term securities, as reported in the balance sheets, were comprised of the following:

($ in millions)	June 30, 2007		June 30, 2006
Investment-grade fixed maturities:
Short/intermediate term	$11,162.2	96.3%	$10,881.1	98.0%
Long term[1]	85.0	.7	22.5	.2
Non-investment-grade fixed maturities[2]	348.6	3.0	203.6	1.8

Total	$11,595.8	100.0%	$11,107.2	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at their average maturity.

[2]	These securities are non-rated or have a quality rating of BB+ or lower.
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at June 30:

($ in millions)
		% of Asset-Backed	Duration
	Fair Value	Securities	(years)	Rating

2007
Collateralized mortgage obligations	$630.9	25.3%	1.6	AAA

Commercial mortgage-backed obligations	858.7	34.4	2.7	AA
Commercial mortgage-backed obligations: interest- only	868.8	34.9	2.0	AAA-

Subtotal commercial mortgage-backed obligations	1,727.5	69.3	2.4	AA+

Other asset-backed securities:
Automobile	—	—	—	—
Home equity	46.8	1.9	2.4	BBB+
Other	88.7	3.5	1.3	A

Subtotal other asset-backed securities	135.5	5.4	1.7	A

Total asset-backed securities	$2,493.9	100.0%	2.1	AA+

2006
Collateralized mortgage obligations	$433.2	21.3%	2.2	AAA

Commercial mortgage-backed obligations	646.8	31.9	3.3	AAA-
Commercial mortgage-backed obligations: interest-only	697.7	34.4	2.1	AAA-

Subtotal commercial mortgage-backed obligations	1,344.5	66.3	2.7	AAA-

Other asset-backed securities:
Automobile	2.5	.1	.1	AAA
Home equity	123.8	6.1	.6	AAA
Other	124.9	6.2	1.0	A+

Subtotal other asset-backed securities	251.2	12.4	.8	AA

Total asset-backed securities	$2,028.9	100.0%	2.3	AAA-

Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

($ in millions)	June 30, 2007		June 30, 2006
Common stocks	$2,517.1	99.4%	$2,094.4	99.3%
Other risk investments	15.0	.6	15.4	.7

Total common equities	$2,532.1	100.0%	$2,109.8	100.0%

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. To maintain high correlation with the Russell 1000, we held 711 out of 1,025, or approximately 69%, of the common stocks comprising the index at June 30, 2007. Our individual holdings are selected based on their contribution to the correlation with the index. Our common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis. For the first six months of 2007 and 2006, the GAAP basis total return (not fully taxable equivalent adjusted) was within the designated tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $.2 million of open funding commitments at June 30, 2007.
Trading Securities
Trading securities may be entered into from time to time for the purpose of near-term profit generation. We have not entered into any trading securities during the last two years.
Derivative Instruments
From time to time, we invest in derivative instruments. During the second quarter 2007, we entered into a forecasted debt issuance hedge against a possible rise in interest rates in anticipation of issuing our $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”). The hedge was designated as and qualified for hedge accounting treatment as a cash flow hedge under current accounting guidance. Upon issuance of the Debentures, the hedge was closed and we recognized a pretax gain of $34.4 million, which is recorded as part of accumulated other comprehensive income. The $34.4 million deferred gain will be recorded as an adjustment to interest expense over the 10-year fixed rate term of the Debentures.
During the second quarter 2007, we entered into an interest rate swap on 5-year Treasury Notes with a notional value of $750 million, to extend the investment portfolio’s overall duration. For the second quarter and first six months of 2007, the interest rate swap position generated a loss of $1.2 million. We had no interest rate swaps during 2006. This loss is reported as a component of net realized gains (losses) on securities in the available-for-sale portfolio.
As of June 30, 2007, we held credit default protection using credit default swap derivatives on two corporate indexes: an investment-grade index, with a notional amount of $40 million and a non-investment-grade index with a notional amount of $210 million. In addition, during the second quarter 2007, we sold credit default protection using a credit default swap derivative on an investment-grade asset-backed index with a notional amount of $25 million which were matched with Treasury Notes with an equivalent maturity and principal amount. During 2006, we held credit default protection swaps sold on three separate issuers for a combined notional value of $115 million; all positions were closed by year-end 2006. For the second quarter and first six months of 2007, the combined derivative positions generated a net gain of $7.5 million and $8.0 million, respectively, compared to a net gain of $2.8 million and $8.0 million for the same periods in 2006. The results of these swaps and the corresponding Treasury Notes are considered immaterial to our overall financial condition, cash flows and results of operations and are therefore recorded as a component of net realized gains (losses) as part of the available-for-sale portfolio.

B. Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) increased 3% for the second quarter of 2007, as a result of the higher average assets and a slight increase in the recurring yields, and 5% for the first six months of 2007, primarily the result of higher yields.
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

	Three Months		Six Months
	2007	2006	2007	2006
Pretax recurring investment book yield	4.7%	4.7%	4.7%	4.5%
Weighted average FTE book yield	5.5%	5.3%	5.5%	5.2%
FTE total return:
Fixed-income securities	.3%	.7%	2.1%	1.2%
Common stocks	6.0%	(1.2)%	7.5%	3.4%
Total portfolio	1.2%	.5%	3.0%	1.5%
Realized Gains and Losses
The components of net realized gains (losses) for the periods ended June 30 were:

(millions)	Three Months		Six Months
	2007	2006	2007	2006

Gross realized gains:
Fixed maturities	$13.5	$6.8	$32.1	$13.3
Preferred stocks	.6	—	3.4	—
Common equities	5.0	10.3	18.2	19.3
Short-term investments
Auction rate municipal obligations	.1	.1	.1	.1
Auction rate preferred stocks	—	—	—	—
Other short-term investments	—	—	—	—

	19.2	17.2	53.8	32.7

Gross realized losses:
Fixed maturities	12.2	36.4	16.0	46.5
Preferred stocks	12.7	—	13.2	3.2
Common equities	.9	7.8	7.9	9.4
Short-term investments
Auction rate municipal obligations	—	.1	—	.1
Auction rate preferred stocks	—	—	—	.1
Other short-term investments	—	—	—	—

	25.8	44.3	37.1	59.3

Net realized gains (losses) on securities:
Fixed maturities	1.3	(29.6)	16.1	(33.2)
Preferred stocks	(12.1)	—	(9.8)	(3.2)
Common equities	4.1	2.5	10.3	9.9
Short-term investments
Auction rate municipal obligations	.1	—	.1	—
Auction rate preferred stocks	—	—	—	(.1)
Other short-term investments	—	—	—	—

	$(6.6)	$(27.1)	$16.7	$(26.6)

Per share (diluted basis)	$(.01)	$(.02)	$.01	$(.02)

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, as well as the rebalancing of our equity-indexed portfolio. Gross realized losses include write-downs for securities determined to be other-than-temporarily impaired in our fixed-income and/or equity portfolios. As of June 30, 2007, gross realized losses also included $.8 million of losses related to certain hybrid securities reported at fair value.

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

	Three Months			Six Months
		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
(millions)	Write-	Securities	Held at	Write-	Securities	Held at
2007	downs	Sold	Period End	downs	Sold	Period End

Fixed income	$10.6	$—	$10.6	$10.8	$—	$10.8
Common equities	—	—	—	.4	.4	—

Total portfolio	$10.6	$—	$10.6	$11.2	$.4	$10.8

2006
Fixed income	$.8	$—	$.8	$1.1	$.3	$.8
Common equities	.8	.8	—	2.4	2.0	.4

Total portfolio	$1.6	$.8	$.8	$3.5	$2.3	$1.2

The following table stratifies the gross unrealized losses in our portfolio at June 30, 2007, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different than that stated above.

(millions)		Total Gross	Decline of Investment Value
	Fair	Unrealized
Total Portfolio	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$3,925.6	$39.8	$—	$—	$—	$—
Unrealized loss for 2 quarters	930.7	18.3	—	—	—	—
Unrealized loss for 3 quarters	633.8	8.1	—	—	—	—
Unrealized loss for 1 year or longer	3,509.0	89.5	—	—	—	—

Total	$8,999.1	$155.7	$—	$—	$—	$—

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income or book value.
C. Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned U.S. Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds were invested in AA or higher financial institution obligations with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the six months ended June 30, 2007, our largest single outstanding balance of repurchase commitments was $2.3 billion open for 4 days, with an average daily balance of $.4 billion for the period. We had no open repurchase commitments at June 30, 2007 and 2006. We earned income of $.9 million and $1.2 million on repurchase commitments during the three months ended June 30, 2007 and 2006, respectively, and earned $1.1 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively.
     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Reported results, therefore, may appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 3.4 years at June 30, 2007 and 3.1 years at December 31, 2006. The weighted average beta of the equity portfolio was 1.0 at both June 30, 2007 and December 31, 2006, meaning that our equity portfolio generally moved in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility, and to support long-term capital planning. The VaR quantifies the potential reductions in market value of our portfolio for the subsequent 66 trading days (three-month interval) at the 99th percentile loss. During the second quarter 2007, we changed from reporting the 95th percentile loss to the 99th percentile loss to align with the current trends in risk management. The 99th percentile is analogous to a 1 in 100-year event. The VaR of the total investment portfolio is less than the sum of the two components (fixed income and common equity) due to the benefit of diversification.

(millions)	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006
66-Day VaR
Fixed-income portfolio	$(279.7)	$(210.5)	$(234.1)	$(274.2)
% of portfolio	(2.0)%	(1.7)%	(1.9)%	(2.2)%
% of shareholders’ equity	(5.1)%	(3.0)%	(3.4)%	(4.3)%

Common equity portfolio	$(319.1)	$(316.5)	$(196.5)	$(299.3)
% of portfolio	(12.6)%	(13.2)%	(8.3)%	(14.2)%
% of shareholders’ equity	(5.8)%	(4.6)%	(2.9)%	(4.7)%

Total portfolio	$(465.5)	$(337.1)	$(300.9)	$(433.6)
% of portfolio	(2.9)%	(2.2)%	(2.0)%	(3.0)%
% of shareholders’ equity	(8.5)%	(4.9)%	(4.4)%	(6.8)%
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
The Chief Executive Officer and the Chief Financial Officer reviewed and evaluated Progressive’s disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, and solely due to the existence of a material weakness in our internal control over financial reporting (discussed below), the Chief Executive Officer and the Chief Financial Officer concluded that Progressive’s disclosure controls and procedures were not effective as of June 30, 2007.
On June 13, 2007, the Board of Directors declared a $2.00 per share extraordinary cash dividend, which was part of a recapitalization plan that also included the issuance of $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 and a Board authorization for the Company to repurchase up to an additional 100 million of its Common Shares over a two year period. On July 12, 2007, the Company issued its regular monthly press release, publishing certain financial results and other information for June 2007, the second quarter and the year-to-date period. A consolidated balance sheet for the Company and its subsidiaries as of the end of June 2007, and other financial data and ratios, were included in that press release. The balance sheet and certain of the ratios set forth in the release were incorrect due to the Company’s failure to accrue the recently-declared extraordinary dividend (in an amount of approximately $1.4 billion), which would include a corresponding decrease in shareholders’ equity. This error was discovered and the balance sheet and other information were corrected in a press release on July 26, 2007, a copy of which was furnished to the Securities and Exchange Commission in a Current Report on Form 8-K dated July 26, 2007.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In reviewing the situation described above, management determined that, at June 30, 2007, a material weakness existed in the Company’s internal control over financial reporting limited to the accounting for declared dividends. Specifically, effective controls were not maintained to ensure that dividends were accurately accrued on the declaration date in accordance with GAAP. Additionally, this control deficiency, if unmitigated, could have resulted in a material misstatement to the annual or interim financial statements that might not have been prevented or detected on a timely basis (although, as discussed above, the correct accounting treatment has been applied to the financial statements included in this Form 10-Q).
Promptly after the identification of this issue in July 2007, management implemented the following measure in its internal control over financial reporting to correct this weakness: we documented the appropriate accounting treatment for declared dividends and incorporated it in the procedures applied in connection with the preparation of all of our publicly released financial statements. As a result, management has concluded that the material weakness was remediated prior to the filing of this Quarterly Report on Form 10-Q.
During the second quarter 2007, there was no change in Progressive’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The changes to internal controls discussed above were instituted during the third quarter 2007.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of		Total Number of Shares	Maximum Number of Shares That
2007	Shares	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Calendar Month	Purchased	per Share	Announced Plans or Programs	Plans or Programs
April	6,600,395	$23.27	49,738,606	10,261,394
May	1,998,700	23.32	51,737,306	8,262,694
June	4,250,519	23.54	55,987,825	104,012,175

Total	12,849,614	$23.37

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.
In April 2006, the Board of Directors authorized the repurchase of up to 60 million Common Shares.
In June 2007, the Board approved a new authorization to repurchase up to 100 million Common Shares, to be used in addition to, and after completion of, the remaining repurchases available under the April 2006 authorization. This new Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or under a trading plan entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In June 2007, we entered into a 10b5-1 trading plan to permit, under certain circumstances specified in the plan, the repurchase of our Common Shares during periods that are otherwise restricted under our internal policies; this plan expires in August 2007, unless sooner terminated by us.

Item 5. Other Information.
In April 2007, we granted time-based restricted stock awards covering a total of 76,074 Common Shares to our non-employee directors. These awards are scheduled to vest on March 20, 2008, and had an aggregate dollar value of approximately $1.8 million at the date of grant.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2007 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.
Item 6. Exhibits
See exhibit index on pages 30 and 31.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)
Date: August 2, 2007	BY:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Form
No. Under	10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit
Item 601	Number	Description of Exhibit	was Previously Filed with SEC

(1)	1.1	Underwriting Agreement dated as of June 18, 2007, between The Progressive Corporation and Goldman, Sachs & Co., as representative of the underwriters named therein	Current Report on Form 8-K (filed with SEC on June 19, 2007; Exhibit 1.1 therein)

(4)	4.1	Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (including table of contents and cross-reference sheet)	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.1 therein)

(4)	4.2	First Supplemental Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.2 therein)

(4)	4.3	Form of Debentures	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.3 therein)

(4)	4.4	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.4 therein)

(4)	4.5	Fifth Supplemental Indenture dated June 13, 2007, between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the Senior Indenture	Registration Statement No. 333-143824 (filed with SEC on June 18, 2007; Exhibit 4.6 therein)

(10)(iii)	10.1	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

Exhibit	Form
No. Under	10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit
Item 601	Number	Description of Exhibit	was Previously Filed with SEC

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith