Form 10-Q
period 2007-09-30
PROGRESSIVE CORP/OH/
filed 2007-11-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
     Common Shares, $1.00 par value: 698,099,891 outstanding at September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2007	2006	% Change	2007	2006	% Change
(millions - except per share amounts)

Revenues:
Net premiums earned	$3,461.8	$3,544.3	(2)	$10,464.8	$10,609.2	(1)
Investment income	183.9	169.8	8	514.8	484.0	6
Net realized gains (losses) on securities	58.5	2.4	2338	75.2	(24.2)	NM
Service revenues	5.4	7.3	(26)	17.5	23.6	(26)

Total revenues	3,709.6	3,723.8	—	11,072.3	11,092.6	—

Expenses:
Losses and loss adjustment expenses	2,509.1	2,367.7	6	7,398.0	7,034.7	5
Policy acquisition costs	347.7	359.7	(3)	1,058.1	1,086.7	(3)
Other underwriting expenses	387.2	365.7	6	1,154.3	1,042.2	11
Investment expenses	2.9	2.9	—	10.3	8.8	17
Service expenses	5.4	6.2	(13)	15.3	19.3	(21)
Interest expense	34.7	18.5	88	74.1	58.4	27

Total expenses	3,287.0	3,120.7	5	9,710.1	9,250.1	5

Income before income taxes	422.6	603.1	(30)	1,362.2	1,842.5	(26)
Provision for income taxes	123.4	193.5	(36)	415.8	595.9	(30)

Net income	$299.2	$409.6	(27)	$946.4	$1,246.6	(24)

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	702.6	763.2	(8)	720.6	779.7	(8)

Per share	$.43	$.54	(21)	$1.31	$1.60	(18)

Diluted:
Average shares outstanding	702.6	763.2	(8)	720.6	779.7	(8)
Net effect of dilutive stock-based compensation	8.2	9.0	(9)	8.3	9.8	(15)

Total equivalent shares	710.8	772.2	(8)	728.9	789.5	(8)

Per share	$.42	$.53	(21)	$1.30	$1.58	(18)

Dividends declared per share[1]	$—	$.00875	NM	$2.00	$.02375	NM

NM = Not Meaningful

[1]	See Note 8 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
	2007	2006	2006
(millions)
Assets
Investments — Available-for-sale, at fair value:
Fixed maturities (amortized cost: $9,664.2, $10,017.7 and $9,959.6)	$9,677.1	$10,044.3	$9,958.9
Equity securities:
Preferred stocks[1] (cost: $2,358.7, $1,523.0 and $1,761.4)	2,312.9	1,535.4	1,781.0
Common equities (cost: $1,388.5, $1,454.9 and $1,469.0)	2,453.1	2,215.9	2,368.1
Short-term investments (amortized cost: $374.1, $1,057.3 and $581.0)	374.1	1,057.9	581.2

Total investments	14,817.2	14,853.5	14,689.2
Cash	7.7	14.5	5.6
Accrued investment income	140.8	155.5	134.4
Premiums receivable, net of allowance for doubtful accounts of $116.0, $116.7 and $122.0	2,614.0	2,698.6	2,498.2
Reinsurance recoverables, including $45.5, $58.1 and $72.4 on paid losses	355.3	387.0	433.8
Prepaid reinsurance premiums	78.1	98.1	89.5
Deferred acquisition costs	461.1	477.3	441.0
Income taxes	—	36.1	16.8
Property and equipment, net of accumulated depreciation of $592.2, $585.5 and $557.0	990.1	941.6	973.4
Other assets	201.2	184.0	200.2

Total assets	$19,665.5	$19,846.2	$19,482.1

Liabilities and Shareholders’ Equity
Unearned premiums	$4,547.4	$4,658.1	$4,335.0
Loss and loss adjustment expense reserves	5,920.8	5,724.3	5,725.0
Accounts payable, accrued expenses and other liabilities	1,629.0	1,564.3	1,390.0
Income taxes	50.9	—	—
Debt[2]	2,173.5	1,185.4	1,185.5

Total liabilities	14,321.6	13,132.1	12,635.5

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0; issued 798.2, 798.7 and 798.7, including treasury shares of 100.1, 37.0 and 50.7)	698.1	761.7	748.0
Paid-in capital	834.2	837.2	847.4
Accumulated other comprehensive income:
Net unrealized gains on securities	672.6	520.4	596.8
Net unrealized gains on forecasted transactions	28.5	7.8	7.5
Retained earnings	3,110.5	4,587.0	4,646.9

Total shareholders’ equity	5,343.9	6,714.1	6,846.6

Total liabilities and shareholders’ equity	$19,665.5	$19,846.2	$19,482.1

[1]	Includes certain hybrid securities reported at fair value. See Note 2 – Investments for further discussion.

[2]	Consists of long-term debt. See Note 5 – Debt for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2007	2006
(millions)
Cash Flows From Operating Activities
Net income	$946.4	$1,246.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80.1	76.0
Amortization of fixed maturities	208.5	162.9
Amortization of stock-based compensation	20.8	18.7
Net realized (gains) losses on securities	(75.2)	24.2
Loss (gain) on disposition of property and equipment	.3	(5.8)
Changes in:
Premiums receivable	(115.8)	(197.9)
Reinsurance recoverables	78.5	18.7
Prepaid reinsurance premiums	11.4	5.6
Deferred acquisition costs	(20.1)	(32.5)
Income taxes	14.9	32.0
Unearned premiums	212.4	323.0
Loss and loss adjustment expense reserves	195.8	64.0
Accounts payable, accrued expenses and other liabilities	126.1	136.5
Other, net	(6.9)	(68.8)

Net cash provided by operating activities	1,677.2	1,803.2
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(7,391.4)	(5,203.6)
Equity securities	(1,076.5)	(720.4)
Short-term investments — auction rate securities	(7,156.6)	(1,339.5)
Sales:
Fixed maturities	7,106.0	4,707.3
Equity securities	553.8	221.5
Short-term investments — auction rate securities	7,325.4	1,351.6
Maturities, paydowns, calls and other:
Fixed maturities	466.6	546.3
Equity securities	5.1	165.9
Net (purchases) sales of short-term investments — other	38.3	(294.5)
Net unsettled security transactions	94.6	(70.5)
Purchases of property and equipment	(98.8)	(267.3)
Sale of property and equipment	1.7	14.0

Net cash used in investing activities	(131.8)	(889.2)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	16.7	31.5
Tax benefit from exercise/vesting of stock-based compensation	9.9	27.4
Proceeds from debt[1]	1,021.7	—
Payment of debt	—	(100.0)
Dividends paid to shareholders	(1,406.5)	(18.5)
Acquisition of treasury shares	(1,185.1)	(845.5)

Net cash used in financing activities	(1,543.3)	(905.1)

Increase in cash	2.1	8.9
Cash, January 1	5.6	5.6

Cash, September 30	$7.7	$14.5

[1]	Includes a $34.4 million pretax gain received upon closing a forecasted debt issuance hedge. See Note 5 – Debt for further discussion.
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
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended September 30, 2007, are not necessarily indicative of the results expected for the full year.
Note 2 Investments — The composition of the investment portfolio at September 30 was:

(millions)		Gross	Gross		% of
		Unrealized	Unrealized	Fair	Total
	Cost	Gains	Losses	Value[2]	Portfolio

2007
Fixed maturities[1]	$9,664.2	$80.0	$(67.1)	$9,677.1	65.3%
Equity securities:
Preferred stocks	2,358.7	12.4	(55.2)	2,312.9	15.6
Common equities	1,388.5	1,068.1	(3.5)	2,453.1	16.6
Short-term investments:
Auction rate municipal obligations	—	—	—	—	—
Auction rate preferred stocks	—	—	—	—	—
Other short-term investments	374.1	—	—	374.1	2.5

Total short-term investments	374.1	—	—	374.1	2.5

Total portfolio[3]	$13,785.5	$1,160.5	$(125.8)	$14,817.2	100.0%

2006
Fixed maturities	$10,017.7	$100.7	$(74.1)	$10,044.3	67.7%
Equity securities:
Preferred stocks	1,523.0	27.8	(15.4)	1,535.4	10.3
Common equities	1,454.9	767.4	(6.4)	2,215.9	14.9
Short-term investments:
Auction rate municipal obligations	199.4	—	—	199.4	1.3
Auction rate preferred stocks	173.3	.6	—	173.9	1.2
Other short-term investments	684.6	—	—	684.6	4.6

Total short-term investments	1,057.3	.6	—	1,057.9	7.1

Total portfolio[3]	$14,052.9	$896.5	$(95.9)	$14,853.5	100.0%

[1]	Includes $19.3 million of gains on open derivative positions as well as $20.2 million of collateral in the form of Treasury Notes, delivered to a counterparty on an open derivative position.

[2]	At September 30, 2007, preferred stocks included a $3.0 million change in fair value on certain hybrid securities (described below) recognized as a realized loss on securities.

[3]	Includes net unsettled security acquisitions of $136.5 million and $88.0 million at September 30, 2007 and 2006, respectively.
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
Note 3 Supplemental Cash Flow Information — We paid income taxes of $391.0 million and $534.0 million during the nine months ended September 30, 2007 and 2006, respectively. Total interest paid was $59.9 million and $63.6 million for the nine months ended September 30, 2007 and 2006, respectively. Non-cash activity includes changes in net unrealized gains (losses) on investment securities and dividends accrued for restricted stock awards granted after February 2007, under which dividends are deferred until the underlying stock vests.
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
The statute of limitations remains open with respect to our federal income tax returns for tax years 2004 and later. The 2004 through 2006 returns are currently under examination. We have entered into the Compliance Assurance Program (CAP) for the 2007 tax year. Under the CAP program, the Internal Revenue Service begins its examination process for the tax year before the tax return is filed, by examining significant transactions and events as they occur. The goal of the CAP program is to expedite the exam process and to reduce the level of uncertainty regarding a taxpayer’s tax filing positions.
There have been no changes to our liability for unrecognized tax benefits, interest and penalties during both the third quarter and year-to-date period ended September 30, 2007.
Note 5 Debt — Debt at September 30 consisted of:

(millions)	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.375% Senior Notes due 2012	$348.5	$363.7	$348.2	$366.8
7% Notes due 2013	149.2	161.1	149.1	164.0
6 5/8% Senior Notes due 2029	294.4	310.1	294.3	323.5
6.25% Senior Notes due 2032	393.9	396.9	393.8	408.2
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	987.5	985.4	—	—

	$2,173.5	$2,217.2	$1,185.4	$1,262.5

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
Prior to the issuance of the Debentures, we entered into a forecasted debt issuance hedge against a possible rise in interest rates. Upon issuance of the Debentures, the hedge was closed and we recognized, as part of accumulated other comprehensive income, an unrealized pretax gain of $34.4 million. This gain is deferred and is being recognized as an adjustment to interest expense over the 10-year fixed interest rate term of the Debentures.
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
Following are the operating results for the periods ended September 30:

(millions)	Three Months				Nine Months
	2007		2006		2007		2006
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,900.5	$110.8	$1,973.0	$223.7	$5,772.3	$406.6	$5,956.9	$723.1
Direct	1,091.6	67.9	1,091.2	142.6	3,285.3	284.4	3,250.4	439.2

Total Personal Lines[1]	2,992.1	178.7	3,064.2	366.3	9,057.6	691.0	9,207.3	1,162.3
Commercial Auto	464.3	38.1	473.8	85.8	1,391.0	161.0	1,383.2	278.2
Other indemnity	5.4	1.0	6.3	(.9)	16.2	2.4	18.7	5.1

Total underwriting operations	3,461.8	217.8	3,544.3	451.2	10,464.8	854.4	10,609.2	1,445.6
Service businesses	5.4	—	7.3	1.1	17.5	2.2	23.6	4.3
Investments[2]	242.4	239.5	172.2	169.3	590.0	579.7	459.8	451.0
Interest expense	—	(34.7)	—	(18.5)	—	(74.1)	—	(58.4)

	$3,709.6	$422.6	$3,723.8	$603.1	$11,072.3	$1,362.2	$11,092.6	$1,842.5

[1]	Private passenger automobile insurance accounted for 90% of the total Personal Lines segment net premiums earned in the third quarter and 91% in the first nine months of 2007, respectively, compared to 91% and 92%, respectively, for the same periods last year.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

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

	Three Months				Nine Months
	2007		2006		2007		2006
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	5.8%	94.2	11.3%	88.7	7.0%	93.0	12.1%	87.9
Direct	6.2	93.8	13.1	86.9	8.7	91.3	13.5	86.5
Total Personal Lines	6.0	94.0	12.0	88.0	7.6	92.4	12.6	87.4
Commercial Auto	8.2	91.8	18.1	81.9	11.6	88.4	20.1	79.9
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	6.3	93.7	12.7	87.3	8.2	91.8	13.6	86.4

[1]	Underwriting margins/combined ratios for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of losses in, such businesses.
Note 7 Comprehensive Income — Total comprehensive income was $353.0 million and $624.6 million for the three months ended September 30, 2007 and 2006, respectively, and $1,043.2 million and $1,376.1 million for the nine months ended September 30, 2007 and 2006, respectively.
Note 8 Dividends — In February 2006, Progressive’s Board of Directors approved a plan to change Progressive’s policy of paying a fixed quarterly dividend to a policy of paying an annual variable dividend, payable shortly after the close of each year, beginning with the 2007 dividend. This annual dividend will be based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor (“Gainshare factor”). For 2007, the Board established that the variable dividend will be based on a target percentage of 20% of after-tax underwriting income. The Gainshare factor can range from zero to two, and will be determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. The year-to-date Gainshare factor was .77 through September 30, 2007. Subject to declaration by the Board, the record date of the dividend is expected to be in December 2007, with payment expected in February 2008.
On September 14, 2007, The Progressive Corporation paid the $2.00 per Common Share extraordinary cash dividend, in the aggregate amount of $1.4 billion, which was declared by the Board of Directors on June 13, 2007, and paid to shareholders of record as of the close of business on August 31, 2007.
Note 9 Litigation — One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.
In addition, various Progressive entities are named as defendants in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our total loss evaluation methodology or handling, use of after-market parts, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, policy implementation and renewal procedures and cases challenging other aspects of our claims and marketing practices and business operations.

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations where appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), we have established accruals for lawsuits as to which we have determined that it is probable that a loss has been incurred and we can reasonably estimate our potential exposure. Pursuant to GAAP, we have not established reserves for those lawsuits where the loss is not probable and/or we are currently unable to estimate reasonably our potential exposure. If any of these lawsuits results in a judgment against or settlement by us in an amount that is significantly in excess of the reserve established for such lawsuit (if any), the resulting liability could have a material effect on our financial condition, cash flows and results of operations.
For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006, and “Part II, Item 1-Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Note 10 New Accounting Standards — In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure certain financial assets and financial liabilities at fair value and recognize the unrealized gains and losses on such items in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for calendar year companies). We anticipate that SFAS 159 will not have an impact on our financial condition, cash flows and results of operations based on the composition of our current investment portfolio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
I. OVERVIEW
For the third quarter 2007, The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 6.3%, while net premiums written decreased 3%. At September 30, 2007, companywide policies in force, our preferred measure of growth, increased 4% on a year-over-year basis. For the third quarter 2007, net income was $299.2 million, or $.42 per share, compared to $409.6 million, or $.53 per share, for the same period last year. The quarter-over-prior-year quarter decrease in net premiums written and net income reflects the impact of our recent rate reductions; net income was also affected by unfavorable prior accident year development recognized during the quarter.
Current market conditions, defined by relative rate stability or reduction, continue to influence our aggregate premium growth measure, which was relatively flat in Direct auto, down in Agency and Commercial Auto, and up in our special lines products in the third quarter 2007, compared to the same period last year. Changes in net premiums written can be explained by some combination of new business applications (i.e., issued policies), premium per policy and retention. On a year-over-year basis, for the third quarter 2007, we saw a modest increase in both our new and renewal application growth in our Personal Lines Business, primarily driven by Direct auto, as well as in our Commercial Auto Business. We continue to monitor new business application growth on a state-by-state basis and evaluate the trade-offs between growth and margin in these markets. For the third quarter, about two-thirds of our states experienced new personal auto application growth, with two of our largest volume states, Florida and Texas, returning to positive growth in new applications.
Having concluded that the loss trends of recent years driven largely by reduced frequency were more systemic than cyclical, we have been adjusting our pricing to reflect our consistently stated goal of growing as fast as possible at a 96 combined ratio. Our personal and commercial auto products are priced at lower average written premium per policy than at this time a year ago. On a year-over-year basis, for the third quarter 2007, total personal auto average written premium per policy decreased about 6% and Commercial Auto decreased about 8%. Earned premium per earned car year, another measure of rate change, lags the written premium measure. For the third quarter 2007, as compared to the same period last year, earned premium per earned car year decreased about 5% in our personal auto products and 7% in our commercial auto products. Although adjusting rates is a continuous process, we believe the most significant downward adjustments are behind us and, in general, we are closer to our targeted margins in most states and products.
In light of the soft market conditions, we have focused our attention on unit growth. The rating changes implemented over the last year have been an explicit trade-off of margin for longer-term customer growth. Companywide policies in force have grown 4% since September 30, 2006 and 5% since year-end 2006, but have remained relatively flat since the end of the second quarter 2007. Agency auto policies in force are slightly lower than at this time last year, while the Direct auto counts are up 6% and Commercial Auto counts are up 7%. To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why retention continues to be one of our most significant initiatives. During the first nine months of 2007, we believe we made some strides in addressing issues that are keeping us from meeting the long-term rate expectations of our customers. Retention measures, defined as policy life expectancy, for our private passenger auto business increased in every tier over year-end 2006. In addition, policy life expectancy is higher in every tier in our Direct auto and Commercial Auto businesses and in most tiers in our Agency auto business than it was at the end of the third quarter 2006.
Profitability remains solid for each reporting segment. The 6.3% companywide underwriting profit margin for the quarter indicates the closure of the gap between our reaffirmed target of a 4% underwriting margin and the double-digit margins we experienced over the last several years. Reflected in our results for the third quarter 2007 are .5 points of unfavorable prior accident year development primarily being driven by our field claims representatives’ evaluation of larger individual bodily injury case reserves as well as uninsured motorist case reserves. For the quarter, we experienced relatively stable auto frequency trends, while severity continues to increase more than we expected, primarily driven by bodily injury and personal injury protection severity.
During the third quarter 2007, we announced organizational changes designed to increase our ability to execute on key strategies, lower our non-claims expense ratio and foster growth through more competitive pricing, improved customer retention and an increased focus on brand development. These changes will bring our Agency and Direct auto, as well as our special lines, products together under one Personal Lines organization. We will continue to price products based, in part, on how they are distributed to reflect the applicable channel cost. We believe this structure will reduce the cost of redundancy that developed in areas such as product design, management and policy servicing, as well as improve our ability to execute on our most significant challenges. We reviewed our current segment reporting and determined that it was not impacted by this organizational change.
On September 14, 2007, we paid $1.4 billion to shareholders of record as of August 31, 2007, representing the $2.00 per Common Share extraordinary cash dividend that was part of the recapitalization plan announced in June 2007. Also, as part of this plan, in June 2007, we issued $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067. In addition, year-to-date through September, we have spent $1.2 billion to repurchase our Common Shares. See Note 5 – Debt and the Capital Resources and Liquidity section below for further details.
We have made no substantial changes in the allocation of our investment portfolio during the quarter and are well within the range established by our asset allocation strategy of investing between 75% and 100% of our total portfolio in fixed-income securities, with the balance in common equities. Within our fixed-income portfolio, during the quarter, we decreased our allocation to U.S. treasury securities and increased our allocation to all other sectors, most notably preferred stocks, municipal bonds and corporate bonds. The change in the fixed-income sector allocation is the result of both active additions to non-treasury bonds, as their pricing became more attractive during the quarter, and capital management activities. Our investment portfolio produced a fully taxable equivalent total return of 2.3% for the quarter, with positive total returns in both fixed-income securities and common stocks. At September 30, 2007, the fixed-income portfolio duration was 3.4 years, with a weighted average credit quality of AA.
During the third quarter 2007, we performed a detailed review of our asset-backed securities to identify the extent to which our asset values may have been impacted by the sub-prime mortgage loan “crisis,” as well as broader credit market events. At September 30, 2007, we held approximately $79.3 million of sub-prime mortgage bonds, classified as home equity bonds. In addition, we held $54.5 million of non-prime collateralized mortgage obligations (Alt-A securities) at quarter end. Together, these securities had unrealized gains of $3.3 million at September 30, 2007. During the third quarter 2007, we realized $1.7 million of losses related to other-than-temporarily impaired sub-prime securities. In addition, we had a credit default swap derivative on an investment-grade asset-backed index with a notional amount of $140 million. In conjunction with this derivative, we received $43.3 million of upfront cash, which effectively reduced our maximum economic exposure on this position to $96.7 million at September 30, 2007. For the third quarter 2007, this derivative position generated a loss of $23.9 million.

II. FINANCIAL CONDITION
A. Capital Resources and Liquidity
Progressive has substantial capital resources. We believe we have sufficient capital resources, cash flows from operations and borrowing capacity to support our current and anticipated growth, scheduled principal and interest payments on our debt, expected dividends and other capital requirements. Our existing debt covenants do not include any rating or credit triggers.
In June 2007, we announced a recapitalization plan, which included the following components:
•	The payment of an extraordinary cash dividend of $2.00 per Common Share. This extraordinary cash dividend, which aggregated $1.4 billion, was declared by the Board on June 13, 2007, and was paid on September 14, 2007, to shareholders of record at the close of business on August 31, 2007.

•	A new Board authorization for us to repurchase up to 100 million of our Common Shares over the course of the next 24 months, expiring June 30, 2009. This authorization was in addition to, and after completion of, the shares that remained available for repurchase under the Board’s April 2006 share repurchase authorization.

•	The issuance of $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”) on June 18, 2007. The proceeds of the offering were $987.3 million, before $1.4 million of expenses related to the issuance. In addition, upon issuance of the Debentures, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $34.4 million pretax gain as part of shareholders’ equity; the gain will be recognized as an adjustment to interest expense and amortized over 10 years, which represents the fixed rate interest period of the Debentures. See Note 5 – Debt for further discussion of the terms of the Debentures.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2007, operations generated a positive cash flow of $1,677.2 million. During the third quarter 2007, we repurchased 26.2 million Common Shares at a total cost of $561.7 million (average cost of $21.48 per share, representing the weighted average price of shares repurchased before and after the record date of the $2.00 per Common Share extraordinary cash dividend; see Part II, Item 2(c)- Share Repurchases, for further information), bringing the total year-to-date repurchases to 53.5 million Common Shares, at a total cost of $1,185.1 million (average cost of $22.16 per share).
Beginning in 2007, we are no longer paying a quarterly dividend on our outstanding Common Shares. In February 2006, the Board of Directors approved a plan to replace our previous quarterly dividend policy with an annual variable dividend, using a target percentage of after-tax underwriting income (20% for 2007) multiplied by a companywide performance factor, referred to as the “Gainshare factor.” The Gainshare factor, which is based on predetermined growth and profitability objectives, can range from zero to two. Based on year-to-date results, the Gainshare factor was .77 through September 30, 2007. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor for any interim period. Subject to declaration by the Board, the record date of the 2007 annual dividend is expected to be in December 2007, with payment expected in February 2008.

B. Commitments and Contingencies
During 2007, we completed construction of four new service centers that provide our concierge level of claims service, including one new facility in the third quarter 2007. Three of the centers opened this year replaced previously leased service center locations. In total, we have 54 service centers in 41 metropolitan areas across the United States serving as our primary approach to damage assessment and facilitation of vehicle repairs in urban markets. In 2008, we expect to complete construction of two new service centers; both centers will replace existing leased facilities.
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
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes credit default swaps, open investment funding commitments, and operating leases and service agreements. See the Derivative Instruments section of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2006. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2006.
Contractual Obligations
During the third quarter and first nine months of 2007, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

(millions)	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2007	2006	% Change	2007	2006	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,908.1	$1,990.2	(4)	$5,860.5	$6,075.8	(4)
Direct	1,131.8	1,127.8	—	3,375.9	3,362.2	—

Total Personal Lines	3,039.9	3,118.0	(3)	9,236.4	9,438.0	(2)
Commercial Auto	437.0	457.5	(4)	1,435.0	1,480.1	(3)
Other indemnity	6.3	6.0	5	17.2	19.7	(13)

Total underwriting operations	$3,483.2	$3,581.5	(3)	$10,688.6	$10,937.8	(2)

NET PREMIUMS EARNED
Personal Lines
Agency	$1,900.5	$1,973.0	(4)	$5,772.3	$5,956.9	(3)
Direct	1,091.6	1,091.2	—	3,285.3	3,250.4	1

Total Personal Lines	2,992.1	3,064.2	(2)	9,057.6	9,207.3	(2)
Commercial Auto	464.3	473.8	(2)	1,391.0	1,383.2	1
Other indemnity	5.4	6.3	(14)	16.2	18.7	(13)

Total underwriting operations	$3,461.8	$3,544.3	(2)	$10,464.8	$10,609.2	(1)

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2007	2006	% Change
POLICIES IN FORCE
Personal Lines
Agency auto	4,459.2	4,482.4	(1)
Direct auto	2,571.9	2,418.7	6

Total auto	7,031.1	6,901.1	2
Special lines[1]	3,140.4	2,905.5	8

Total Personal Lines	10,171.5	9,806.6	4

Commercial Auto	540.9	505.8	7

[1]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items, as well as a personal umbrella product.
Our decline in written premiums for both the third quarter and first nine months of 2007 reflected market conditions in which rates are stable or decreasing. Competitors’ actions, such as rate cutting, increased advertising, higher commission payments to agents and brokers, and a relaxation of underwriting standards, continue to have an impact on the marketplace. We are continuing to focus on further developing the Progressive brand and will continue to work with our advertising agencies to identify compelling ways to help consumers understand what sets Progressive apart.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. For the third quarter and first nine months of 2007, new business applications increased 5% and 3%, respectively, in our Personal Lines Business, compared to decreases of 7% and 8%, respectively, for the same periods last year. We also generated increases in our renewal business applications of 4% for the third quarter and 3% for the first nine months of 2007, compared to increases of 6% and 8%, respectively, for the same periods in 2006. In our Commercial Auto Business, new applications increased 6% and 2% for the third quarter and year-to-date 2007, respectively, compared to a decrease of 1% in the third quarter 2006 and an increase of 4% for the first nine months of 2006. Commercial Auto renewal business increased 5% for the third quarter and 6% for the first nine months of 2007, compared to increases of 3% and 5%, respectively, last year.
Recent rate reductions, coupled with shifts in the mix of business, contributed to a 4% decrease in total auto written premium per policy for the nine months ended September 30, 2007, as compared to the prior year period. We saw a slight increase in our written premium per policy on new personal auto business as we ended the third quarter 2007, indicating that most of the rate decreases we have taken are behind us. Our current pricing levels are closely aligned with our profitability targets. As such, future rate actions will be driven by net loss and expense trend projections which, at this time, we view as slightly positive.
Another important element affecting growth is customer retention. One measure of customer retention is policy life expectancy, which is an estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. We have seen a lengthening in policy life expectancy in all of our Direct and Agency private passenger auto tiers when compared to year-end 2006. On a year-over-year basis, retention has lengthened in all of our Direct auto tiers and in our standard through ultra-preferred Agency auto tiers. The policy life expectancy in our Commercial Auto Business increased since both year-end and the end of the third quarter last year. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to place increased emphasis on competitive pricing and other retention initiatives for our current customers.

B. Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the periods ended September 30, our underwriting profitability measures were as follows:

	Three Months				Nine Months
(millions)	2007		2006		2007		2006
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin

Personal Lines
Agency	$110.8	5.8%	$223.7	11.3%	$406.6	7.0%	$723.1	12.1%
Direct	67.9	6.2	142.6	13.1	284.4	8.7	439.2	13.5

Total Personal Lines	178.7	6.0	366.3	12.0	691.0	7.6	1,162.3	12.6
Commercial Auto	38.1	8.2	85.8	18.1	161.0	11.6	278.2	20.1
Other indemnity[1]	1.0	NM	(.9)	NM	2.4	NM	5.1	NM

Total underwriting operations	$217.8	6.3%	$451.2	12.7%	$854.4	8.2%	$1,445.6	13.6%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of losses in, such businesses.
The decrease in underwriting profitability primarily reflects the impact of our recent rate reductions, as well as the unfavorable prior accident year development in both the third quarter and first nine months of 2007.
Further underwriting results for our Personal Lines Business, including its channel components, the Commercial Auto Business and other indemnity businesses, were as follows (details discussed below):

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2007	2006	Change	2007	2006	Change
UNDERWRITING PERFORMANCE
Personal Lines — Agency
Loss and loss adjustment expense ratio	73.0	68.2	4.8 pts.	71.7	67.7	4.0 pts.
Underwriting expense ratio	21.2	20.5	.7 pts.	21.3	20.2	1.1 pts.

Combined ratio	94.2	88.7	5.5 pts.	93.0	87.9	5.1 pts.

Personal Lines — Direct
Loss and loss adjustment expense ratio	71.9	66.0	5.9 pts.	70.2	66.3	3.9 pts.
Underwriting expense ratio	21.9	20.9	1.0 pts.	21.1	20.2	.9 pts.

Combined ratio	93.8	86.9	6.9 pts.	91.3	86.5	4.8 pts.

Total Personal Lines
Loss and loss adjustment expense ratio	72.6	67.4	5.2 pts.	71.2	67.2	4.0 pts.
Underwriting expense ratio	21.4	20.6	.8 pts.	21.2	20.2	1.0 pts.

Combined ratio	94.0	88.0	6.0 pts.	92.4	87.4	5.0 pts.

Commercial Auto
Loss and loss adjustment expense ratio	72.3	62.7	9.6 pts.	68.1	60.8	7.3 pts.
Underwriting expense ratio	19.5	19.2	.3 pts.	20.3	19.1	1.2 pts.

Combined ratio	91.8	81.9	9.9 pts.	88.4	79.9	8.5 pts.

Total Underwriting Operations[1]
Loss and loss adjustment expense ratio	72.5	66.8	5.7 pts.	70.7	66.3	4.4 pts.
Underwriting expense ratio	21.2	20.5	.7 pts.	21.1	20.1	1.0 pts.

Combined ratio	93.7	87.3	6.4 pts.	91.8	86.4	5.4 pts.

Accident year — Loss and loss adjustment expense ratio	72.0	68.8	3.2 pts.	70.1	68.6	1.5 pts.

[1]	Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of losses in, such businesses. These businesses generated an underwriting profit (loss) of $1.0 million and $(.9) million for the three months ended September 30, 2007 and 2006, respectively, and $2.4 million and $5.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Losses and Loss Adjustment Expenses (LAE)

(millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Change in net loss and LAE reserves	$92.5	$37.0	$247.4	$82.3
Paid losses and LAE	2,416.6	2,330.7	7,150.6	6,952.4

Total incurred losses and LAE	$2,509.1	$2,367.7	$7,398.0	$7,034.7

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are defined by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, estimated changes in these factors are taken into account when we establish premium rates and loss reserves. Results would differ if different assumptions were made.
We experienced an increase in total auto paid severity of about 2% for the third quarter 2007 and approximately 3.5% for the trailing 12-month period, compared to the same periods last year. The increase was primarily in our bodily injury and personal injury protection coverages, while we have seen a decrease in severity for collision.
Auto accident frequency was relatively flat in both the third quarter 2007 and the trailing 12-month period ending September 30, 2007, as compared to the same periods last year. Although frequency for the trailing 12 months is less than the prior year periods, the rate of change is below that experienced in the prior two years. We cannot predict the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors versus those resulting from shifts in the mix of our business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

(millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$(.8)	$28.3	$32.9	$123.0
Current accident year	(4.1)	11.6	(6.3)	33.2

Calendar year actuarial adjustment	$(4.9)	$39.9	$26.6	$156.2

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$(.8)	$28.3	$32.9	$123.0
All other development	(17.8)	41.0	(92.3)	118.7

Total development	$(18.6)	$69.3	$(59.4)	$241.7

(Increase) decrease to calendar year combined ratio	(.5) pts.	2.0 pts.	(.6) pts.	2.3 pts.

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
As reflected in the table above, we experienced unfavorable total development through the first nine months of 2007, compared to favorable development in the same period last year. The 2007 development primarily reflects unfavorable development from accident years greater than one year old (i.e., accident year 2005 and prior) as discussed below. The total prior accident years’ loss reserve development experienced in the nine month period ended September 30, 2007, which increased the reported combined ratio by .6 points, had no effect on our total Personal Lines Business, but was unfavorable in our Commercial Auto Business (both the specialty truck and light and local products). The unfavorable Commercial Auto development in 2007 primarily reflected a higher than expected number of large case reserve changes associated with prior accident years, as well as an increase in the number and severity of late reported claims in excess of our original estimate.
Changes in our estimate of severity, from what we originally expected when establishing the reserves to what we are observing in the data as it develops, is the principal cause of prior accident year development. In the first nine months of 2007, we experienced unfavorable reserve development after several years of recognizing favorable development. The unfavorable development in 2007 was driven by the settlement of several pending lawsuits, the emergence of higher than expected losses from prior years and reviews of larger bodily injury severity and uninsured motorist exposures.
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
Our analysis of the current situation and historical trends leads us to believe that cost increases will be more directly related to things such as medical costs and litigation settlements. We are seeing severity trend reach historically more normal levels. We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2007.
Underwriting Expenses
Our companywide underwriting expense ratio increased .7 points and 1.0 points for the third quarter and first nine months of 2007, respectively, as compared to the same periods last year. The increase primarily reflects lower earned premium due to recent rate reductions, increases in our infrastructure costs (salaries, benefits and information technology) and an increase in advertising expenditures, primarily in our Direct channel.

C. Personal Lines
Progressive’s Personal Lines Business writes insurance for private passenger automobiles and recreational vehicles, and represented approximately 87% of both our third quarter and year-to-date 2007 and 2006 net premiums written. Private passenger auto represented approximately 90% of our total Personal Lines net premiums written in the third quarter and first nine months of both 2007 and 2006, with the special lines products (e.g., motorcycles, watercraft and RV’s) making up the balance. Net premiums written for private passenger auto decreased 3% for both the third quarter and first nine months of 2007, while net premiums written in special lines increased 5% for both the same periods. Policies in force grew 2% in auto and 8% in special lines from September 30, 2006 to September 30, 2007.
Total Personal Lines generated combined ratios of 94.0 and 92.4 for the third quarter and first nine months of 2007, respectively, compared to 88.0 and 87.4 for the same periods last year, reflecting our recent rate reductions. Since the special lines products are normally used more in the warmer weather months, we typically experience higher loss costs during those periods. As such, for the third quarter 2007, the special lines results had an unfavorable effect on the total Personal Lines combined ratio of about 1 point, but had a lesser unfavorable effect in the third quarter last year. We believe the greater impact this year was partially due to milder weather in September 2007 in the northeastern and midwestern part of the United States. For the first nine months of both 2007 and 2006, the special lines results had a favorable impact of about .5 points on the total Personal Lines combined ratio.
The Agency Business
The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New business auto applications for the Agency business increased slightly for both the third quarter and first nine months of 2007, as compared to the same periods last year; renewal applications were relatively flat for both periods. By quarter end, we saw new Agency auto application growth in 29 states, including Texas and Florida, two of our larger volume states. On the other hand, some of our other big states have not yet seen this growth, thus hindering our overall Agency auto growth. Written premium per policy on total Agency auto business was down about 5% on a quarter-over-prior-year quarter basis and down 4% over last year on a year-to-date basis, driven by a decrease of written premium per policy in both new and renewal auto business.
For the third quarter and first nine months of 2007, the rate of conversion (i.e., converting a quote to a sale) was down on a significant increase in the number of auto quotes. Within the Agency business, we are continuing to see a shift from traditional agent quoting, where the conversion rate is remaining stable, to quotes generated through third-party comparative rating systems, where the conversion rate is lower. Agency auto policies in force decreased 1% as compared to September 30, 2006. Retention increased in each of the Agency auto risk tiers when compared to year-end 2006 and was up in the standard through ultra-preferred tiers when compared to the end of the third quarter 2006.
The Direct Business
The Direct business includes business written directly by Progressive online and over the phone. For the third quarter and first nine months of 2007, the Direct business experienced a solid increase in both new and renewal auto applications. As in Agency auto, Texas and Florida, along with 36 other states, saw an increase in new applications by quarter end. For the same periods, there were decreases in written premium per policy for both new and renewal business; total Direct auto written premium per policy was down about 7% on a quarter-over-prior-year quarter basis and down 6% on a year-over-year basis.
For both the third quarter and the first nine months of 2007, the overall Direct business conversion rate increased while the number of total quotes decreased. Although the rate of conversion increased on both

Internet-initiated and phone-initiated business, the rate of change was greater for Internet than for phones. Policies in force increased 6% as of the end of the third quarter 2007, compared to the same period last year. Direct auto has seen an increase in retention in each tier for the third quarter when compared to year-end 2006 and the end of the third quarter 2006.
D. Commercial Auto
Progressive’s Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the third quarter and first nine months of 2007 and 2006, the Commercial Auto Business represented approximately 13% of our total net premiums written. The Commercial Auto Business, which is distributed through both the independent agency and direct channels, operates in the specialty truck and light and local commercial auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of the total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the light and local commercial auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
Policies in force for the Commercial Auto Business increased 7% as of September 30, 2007, as compared to the same period last year. New business applications increased modestly for the third quarter 2007 and increased to a lesser extent year-to-date, while renewal applications increased modestly for both periods, as compared to the same periods last year. In January 2007, we entered Massachusetts with our Commercial Auto product, bringing the total number of states in which we write Commercial Auto insurance to 49; we do not currently write Commercial Auto in Hawaii. Written premium per policy in both our new and renewal businesses experienced decreases for the third quarter and the first nine months of 2007; total Commercial Auto written premium per policy was down about 8% on a quarter-over-prior-year quarter basis and 5% year-over-year. Retention measures in each tier have increased since both year-end 2006 and the end of the third quarter 2006.
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
E. Other Indemnity
Progressive’s other indemnity businesses, which represented less than 1% of our year-to-date net premiums earned as of September 30, 2007, primarily include writing professional liability insurance for community banks and our run-off businesses. The underwriting profit (loss) in these businesses may fluctuate widely due to the low premium volume, variability in losses, and the run-off nature of some of these products.

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
G. Income Taxes
Income taxes are comprised of net income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that will be realized in a future tax return. Progressive’s income tax position was a net liability at September 30, 2007, compared to a net asset at both September 30, 2006 and December 31, 2006. The movement in the income tax balance from September 30, 2006 and December 31, 2006, primarily reflects larger unrealized gains in our investment portfolios, which increased the deferred tax liability.

IV. RESULTS OF OPERATIONS — INVESTMENTS
A. Portfolio Allocation
The composition of the investment portfolio at September 30 was:

($ in millions)		% of
	Fair	Total	Duration
	Value	Portfolio	(Years)	Rating[1]

2007
Fixed-income securities:
Fixed maturities	$9,677.1	65.3%	4.0	AA+
Preferred stocks	2,312.9	15.6	1.6	A-
Short-term investments:
Auction rate municipal obligations	—	—	—	—
Auction rate preferred stocks	—	—	—	—
Other short-term investments	374.1	2.5	<1	AA-

Total short-term investments	374.1	2.5	<1	AA-

Total fixed-income securities	12,364.1	83.4	3.4	AA
Common equities	2,453.1	16.6	na	na

Total portfolio[2,3]	$14,817.2	100.0%	3.4	AA

2006
Fixed-income securities:
Fixed maturities	$10,044.3	67.7%	3.7	AA+
Preferred stocks	1,535.4	10.3	1.6	A-
Short-term investments:
Auction rate municipal obligations	199.4	1.3	<1	AAA-
Auction rate preferred stocks	173.9	1.2	<1	A+
Other short-term investments	684.6	4.6	<1	A+

Total short-term investments	1,057.9	7.1	<1	AA-

Total fixed-income securities	12,637.6	85.1	3.1	AA
Common equities	2,215.9	14.9	na	na

Total portfolio[2,3]	$14,853.5	100.0%	3.1	AA

na = not applicable

[1]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on market value and assign a numeric score to each credit rating based on a scale from 0-5.

[2]	Includes net unsettled security acquisitions of $136.5 million and $88.0 million at September 30, 2007 and 2006, respectively.

[3]	September 30, 2007 and 2006 totals include $1.9 billion and $2.1 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.
Unrealized Gains and Losses
As of September 30, 2007, our portfolio had $1,034.7 million of net unrealized gains, recorded as part of accumulated other comprehensive income, compared to $800.6 million at September 30, 2006 and $918.2 million at December 31, 2006. During the third quarter 2007, the total portfolio’s unrealized gain position increased by $83.7 million resulting from an increase of $55.6 million in the fixed-income portfolio, due to a decrease in interest rates during the quarter, and an increase in the common stock portfolio of $28.1 million, reflecting movement in the market. See Note 2 — Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities
The fixed-income portfolio, which includes fixed-maturity securities, short-term investments and preferred stocks, had a duration of 3.4 years at September 30, 2007, compared to 3.1 years at both December 31, 2006, and September 30, 2006. The fixed-maturity securities and short-term securities, as reported in the balance sheets, were comprised of the following:

($ in millions)	September 30, 2007		September 30, 2006

Investment-grade fixed maturities:
Short/intermediate term	$9,598.9	95.5%	$10,867.5	97.9%
Long term[1]	109.3	1.1	36.7	.3
Non-investment-grade fixed maturities[2]	343.0	3.4	198.0	1.8

Total	$10,051.2	100.0%	$11,102.2	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at their average maturity.

[2]	These securities are non-rated or have a quality rating of BB+ or lower.
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at September 30:

($ in millions)		% of Asset-Backed	Duration
	Fair Value	Securities	(years)	Rating

2007
Collateralized mortgage obligations[1]	$731.1	27.7%	1.4	AAA-

Commercial mortgage-backed obligations	921.5	34.9	2.8	AA
Commercial mortgage-backed obligations: interest-only	824.9	31.2	1.9	AAA-

Subtotal commercial mortgage-backed obligations	1,746.4	66.1	2.4	AA+

Other asset-backed securities:
Automobile	—	—	—	—
Home equity[2]	79.3	3.0	.1	A+
Other	83.0	3.2	1.2	A

Subtotal other asset-backed securities	162.3	6.2	.7	A+

Total asset-backed securities	$2,639.8	100.0%	2.0	AA+

2006
Collateralized mortgage obligations[1]	$493.5	23.3%	1.9	AAA

Commercial mortgage-backed obligations	703.7	33.3	3.4	AAA-
Commercial mortgage-backed obligations: interest-only	767.3	36.3	2.2	AAA-

Subtotal commercial mortgage-backed obligations	1,471.0	69.6	2.7	AAA-

Other asset-backed securities:
Automobile	.4	—	.1	AAA
Home equity[2]	43.7	2.1	.4	AAA
Other	105.1	5.0	1.0	A+

Subtotal other asset-backed securities	149.2	7.1	.9	AA-

Total asset-backed securities	$2,113.7	100.0%	2.4	AAA-

[1]	Includes $54.5 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $.3 million and a credit quality of AAA for 2007; 2006 includes $68.9 million of Alt-A with a net unrealized loss of $.3 million and a credit quality of AAA.

[2]	Represents sub-prime bonds with a net unrealized gain of $3.6 million for 2007 and a net unrealized loss of $.3 million for 2006; these bonds are unrelated to the asset-backed derivative position discussed below.

Common Equities
Common equities, as reported in the balance sheets, were comprised of the following:

($ in millions)	September 30, 2007		September 30, 2006

Common stocks	$2,438.7	99.4%	$2,200.7	99.3%
Other risk investments	14.4	.6	15.2	.7

Total common equities	$2,453.1	100.0%	$2,215.9	100.0%

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. To maintain high correlation with the Russell 1000, we held 657 out of 1,013, or approximately 65%, of the common stocks comprising the index at September 30, 2007. Our individual holdings are selected based on their contribution to the correlation with the index. Our common equity allocation and management strategy are intended to provide diversification for the total portfolio and focus on changes in value of the equity portfolio relative to the change in value of the index on an annual basis. For the first nine months of 2007 and 2006, the GAAP basis total return (not fully taxable equivalent adjusted) was within the designated tracking error.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $.2 million of open funding commitments at September 30, 2007.
Trading Securities
Trading securities may be entered into from time to time for the purpose of near-term profit generation. We have not entered into any trading securities during the last two years.
Derivative Instruments
From time to time, we invest in derivative instruments. At September 30, 2007, we held interest rate swaps on 5-year and 10-year Treasury Notes, with a combined notional value of $1 billion, to extend the investment portfolio’s overall duration. For the third quarter and first nine months of 2007, the interest rate swap positions generated holding period realized gains of $19.9 million and $18.7 million, respectively. Total net realized gains, including net interest expense, were $19.7 million and $18.5 million for the third quarter and year-to-date 2007. We had no interest rate swaps during 2006.
During the third quarter 2007, we bought credit default protection using a credit default swap derivative on a corporate non-investment-grade index, with a notional amount of $75 million. During the third quarter 2007, we also closed $135 million of notional credit default exposure on a corporate non-investment-grade index and $40 million notional exposure on a corporate investment-grade index. For the third quarter and first nine months of 2007, the open and closed derivative positions generated net realized gains of $2.3 million ($.6 million on the open positions and $1.7 million on the closed positions) and $8.8 million ($.6 million — open and $8.2 million — closed), respectively. We had no corporate investment- or non-investment-grade index derivatives during 2006.
Additionally, during the second and third quarters of 2007, we sold credit default protection using credit default swap derivatives on an investment-grade asset-backed index with a credit quality of BBB-, comprised of approximately 20 home equity bonds in the sub-prime sector, with a notional amount of $140 million. We matched these notional amounts with Treasury Notes with the same maturity and principal value to cover our off-balance-sheet exposure. We received upfront cash payments of $43.3 million on these open swap positions, effectively reducing our maximum exposure of loss to $96.7 million. During 2006, we sold credit protection in the form of credit default swaps on three separate corporate issuers with a notional amount of $100 million, also matched with equivalent Treasury Notes; these derivatives positions were closed by year-end 2006.

Following is a summary of our net realized gains (losses) on the credit default protection we sold using credit default swaps and matched with Treasury Notes for the periods ended September 30:

(millions)	Three Months		Nine Months
	2007	2006	2007	2006

Credit default swap	$(23.9)	$1.5	$(22.5)	$10.0
Treasury Notes	3.3	.5	3.4	—

Combined gain (loss)	$(20.6)	$2.0	$(19.1)	$10.0

For all of the derivative positions discussed above, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or a liability. To be reported as a component of the available-for-sale portfolio, the realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would reflect realized losses plus the amount of upfront cash received (or netted if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to the immaterial effect on our financial condition, cash flows and results of operations.
In addition, during the second quarter 2007, we entered into a forecasted debt issuance hedge against a possible rise in interest rates in anticipation of issuing our $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”). The hedge was designated as and qualified for hedge accounting treatment as a cash flow hedge under current accounting guidance. Upon issuance of the Debentures, the hedge was closed, and we recognized a pretax gain of $34.4 million, which is recorded as part of accumulated other comprehensive income. The $34.4 million gain is deferred and is being recognized as an adjustment to interest expense over the 10-year fixed interest rate term of the Debentures.
B. Investment Results
Recurring investment income (interest and dividends, before investment and interest expense) increased 8% for the third quarter of 2007, primarily related to higher average assets due to the issuance of the $1 billion Debentures late in the second quarter 2007, which securities were held until the payment of the special dividend in mid-September. For the first nine months of 2007, the increase was 6%, primarily the result of higher yields, with the remainder the result of modestly higher average assets.
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

	Three Months		Nine Months
	2007	2006	2007	2006
Pretax recurring investment book yield	4.9%	4.8%	4.8%	4.6%
Weighted average FTE book yield	5.7%	5.5%	5.6%	5.3%
FTE total return:
Fixed-income securities	2.3%	3.4%	4.5%	4.5%
Common stocks	2.1%	5.1%	9.8%	8.7%
Total portfolio	2.3%	3.6%	5.3%	5.1%

Realized Gains and Losses
The components of net realized gains (losses) for the periods ended September 30 were:

(millions)	Three Months		Nine Months
	2007	2006	2007	2006

Gross realized gains:
Fixed maturities	$67.6	$13.9	$91.7	$19.2
Preferred stocks	—	.3	3.4	.3
Common equities	13.9	1.7	32.1	21.0
Short-term investments:
Auction rate municipal obligations	—	—	.1	.1
Auction rate preferred stocks	—	—	—	—
Other short-term investments	—	—	—	—
Derivatives[1]	22.0	2.0	27.3	10.0

	103.5	17.9	154.6	50.6

Gross realized losses:
Fixed maturities	6.2	11.4	21.0	57.9
Preferred stocks	9.9	4.1	23.1	7.3
Common equities	8.3	—	16.2	9.4
Short-term investments:
Auction rate municipal obligations	—	—	—	.1
Auction rate preferred stocks	—	—	—	.1
Other short-term investments	—	—	—	—
Derivatives[1]	20.6	—	19.1	—

	45.0	15.5	79.4	74.8

Net realized gains (losses) on securities:
Fixed maturities	61.4	2.5	70.7	(38.7)
Preferred stocks	(9.9)	(3.8)	(19.7)	(7.0)
Common equities	5.6	1.7	15.9	11.6
Short-term investments:
Auction rate municipal obligations	—	—	.1	—
Auction rate preferred stocks	—	—	—	(.1)
Other short-term investments	—	—	—	—
Derivatives[1]	1.4	2.0	8.2	10.0

	$58.5	$2.4	$75.2	$(24.2)

Per share (diluted basis)	$.05	$—	$.07	$(.02)

[1]	Includes the effect of the Treasury Notes that were matched with the swaps, where applicable.
Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, as well as the rebalancing of our equity-indexed portfolio. In addition, for the three months ended September 30, 2007, gains and losses also reflect the sales of securities to fund the $1.4 billion extraordinary dividend payment.
Gross realized losses include write-downs for securities determined to be other-than-temporarily impaired in our fixed-income and/or equity portfolios. As of September 30, 2007, gross realized losses also included $3.0 million of losses related to certain hybrid securities reported at fair value.
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

(millions)	Three Months			Nine Months
		Write-	Write-downs		Write-	Write-downs
		downs	On		downs	On
	Total	On	Securities	Total	On	Securities
	Write-	Securities	Held at	Write-	Securities	Held at
	downs	Sold	Period End	downs	Sold	Period End

2007
Fixed income[1]	$8.5	$—	$8.5	$19.3	$—	$19.3
Common equities	1.3	—	1.3	1.7	.4	1.3

Total portfolio	$9.8	$—	$9.8	$21.0	$.4	$20.6

2006
Fixed income	$.4	$—	$.4	$1.5	$.3	$1.2
Common equities	—	—	—	2.4	2.0	.4

Total portfolio	$.4	$—	$.4	$3.9	$2.3	$1.6

[1]	Includes $1.7 million related to a sub-prime mortgage debt security determined to be other-than-temporarily impaired.
The following table stratifies the gross unrealized losses in our portfolio at September 30, 2007, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different than that stated above.

(millions)		Total Gross
	Fair	Unrealized	Decline of Investment Value
Total Portfolio	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$1,653.7	$28.6	$.5	$.2	$—	$—
Unrealized loss for 2 quarters	846.4	26.0	.4	.3	—	—
Unrealized loss for 3 quarters	477.1	23.0	.1	—	—	—
Unrealized loss for 1 year or longer	3,117.3	48.2	.4	—	—	—

Total	$6,094.5	$125.8	$1.4	$.5	$—	$—

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income or book value.

C. Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds were invested in AA or higher financial institution obligations with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the nine months ended September 30, 2007, our largest single outstanding balance of repurchase commitments was $2.4 billion open for 4 days, with an average daily balance of $.7 billion for the period. We had no open repurchase commitments at September 30, 2007 or 2006. We earned income of $1.9 million and $1.1 million on repurchase commitments during the three months ended September 30, 2007 and 2006, respectively, and earned $3.0 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 3.4 years at September 30, 2007 and 3.1 years at December 31, 2006. The weighted average beta of the equity portfolio was 1.0 at both September 30, 2007 and December 31, 2006, meaning that our equity portfolio generally moved in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility, and to support long-term capital planning. The VaR quantifies the potential reductions in market value of our portfolio for the subsequent 66 trading days (three-month interval) at the 99th percentile loss. During the second quarter 2007, we changed from reporting the 95th percentile loss to the 99th percentile loss to align with the current trends in risk management; prior periods were restated. The 99th percentile is analogous to a 1 in 100-year event. The VaR of the total investment portfolio is less than the sum of the two components (fixed income and common equity) due to the benefit of diversification.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in millions)	2007	2007	2007	2006	2006

66-Day VaR
Fixed-income portfolio	$(324.5)	$(279.7)	$(210.5)	$(234.1)	$(225.3)
% of portfolio	(2.6)%	(2.0)%	(1.7)%	(1.9)%	(1.8)%
% of shareholders’ equity	(6.1)%	(5.1)%	(3.0)%	(3.4)%	(3.4)%

Common equity portfolio	$(440.9)	$(319.1)	$(316.5)	$(196.5)	$(230.6)
% of portfolio	(18.0)%	(12.6)%	(13.2)%	(8.3)%	(10.4)%
% of shareholders’ equity	(8.3)%	(5.8)%	(4.6)%	(2.9)%	(3.4)%

Total portfolio	$(470.0)	$(465.5)	$(337.1)	$(300.9)	$(349.8)
% of portfolio	(3.2)%	(2.9)%	(2.2)%	(2.0)%	(2.4)%
% of shareholders’ equity	(8.8)%	(8.5)%	(4.9)%	(4.4)%	(5.2)%
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
During the third quarter 2007, management implemented changes in Progressive’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management implemented controls in response to a material weakness which existed in our internal control over financial reporting whereby effective controls were not maintained to ensure that dividends were accurately accrued on the declaration date in accordance with GAAP. We documented the appropriate accounting treatment for declared dividends and incorporated such accounting treatment in the procedures applied in preparation of all of our publicly released financial statements. This issue was identified in July 2007 and promptly remediated prior to the filing of, and was discussed in more detail in, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of		Total Number of Shares	Maximum Number of Shares That
2007	Shares	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Calendar Month	Purchased	per Share	Announced Plans or Programs	Plans or Programs

July[1]	4,012,175	NM	60,000,000	—
July[2]	5,496,825	NM	5,496,825	94,503,175

July – Total[3]	9,509,000	$22.37	NM	NM
August[3]	9,523,632	22.04	15,020,457	84,979,543
September	7,116,800	19.54	22,137,257	77,862,743

Total	26,149,432	$21.48

NM = Not Meaningful

[1]	Pursuant to the April 2006 authorization (discussed below)

[2]	Pursuant to the June 2007 authorization (discussed below)

[3]	Reflects repurchases prior to the August 31, 2007, record date of the $2.00 per Common Share extraordinary cash dividend paid in September 2007. As a result, the average price paid per share is higher than for September share repurchases.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.
In April 2006, the Board of Directors authorized the repurchase of up to 60 million Common Shares. Repurchases under this authorization were completed in July 2007.
In June 2007, the Board approved a new authorization to repurchase up to 100 million Common Shares, to be used in addition to, and after completion of, the remaining repurchases available under the April 2006 authorization. This new Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In June 2007, we entered into a 10b5-1 trading plan to permit, under certain circumstances specified in the plan, the repurchase of our Common Shares during periods that are otherwise restricted under our internal policies; this plan expired in August 2007. In August 2007, we entered into a new 10b5-1 trading plan, which is scheduled to expire in December 2007, unless sooner terminated by us.

Item 5. Other Information.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2007 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 32.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)
Date: November 1, 2007	BY:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Form
No. Under	10-Q
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	Number	Description of Exhibit	Which Exhibit was Previously Filed with SEC

(10)(iii)	10.1	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith

(12)	12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith