Form 10-K
period 2007-12-31
PROGRESSIVE CORP/OH/
filed 2008-02-27
CIK 80661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
None

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes       ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007: $16,060,333,034
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2008: 678,367,604
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2008, to be filed on or about March 7, 2008, and the Annual Report to Shareholders for the year ended December 31, 2007, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III and IV hereof.

INTRODUCTION
Portions of the information included in The Progressive Corporation’s Proxy Statement to be filed on or about March 7, 2008, for the Annual Meeting of Shareholders to be held on April 18, 2008 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2007 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2008 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.
PART I
ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 65 subsidiaries and 1 mutual insurance company affiliate. Progressive’s insurance subsidiaries and affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services throughout the United States. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles and uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries generally support our insurance and investment operations.
(b) Financial Information About Segments
Incorporated by reference from Note 9 — Segment Information, beginning on page App.-A-22 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
(c) Narrative Description of Business
We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $13.8 billion in 2007, compared to $14.1 billion in 2006 and $14.0 billion in 2005. Our combined ratio, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was 92.6 in 2007, 86.7 in 2006 and 88.1 in 2005.
Organization
We write private passenger auto insurance and the majority of our special lines products in 49 states; we expect to begin writing private passenger auto in Massachusetts during the second quarter 2008 and special lines later in the year. We also write private passenger auto in the District of Columbia. We write commercial auto policies in 49 states; we do not currently write commercial auto in Hawaii or the District of Columbia.
Auto insurance differs greatly by community because regulations and legal decisions vary by state and because, among other factors, traffic, law enforcement, cultural attitudes, insurance agents, medical services and auto repair services vary by community. To respond to these local differences, we are organized as follows:
•	Our Personal Lines product management group is organized by state into four geographical regions, led by a general manager for each region for our private passenger auto products. The special lines product management group is organized by product and led by a general manager.

•	Our Commercial Auto Business is organized by state with product managers responsible for local implementation. These state-level managers are led by a general manager.

•	Our Claims business area is organized into six geographical regions, with a general manager responsible for each region.

•	Our business area general managers each report to one of our Group Presidents (discussed below).

Our Customer Service groups, located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Tempe, Arizona; and Colorado Springs, Colorado, support our underwriting and claims operations.
Our executive management team sets policy and makes key strategic decisions and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer and Chief Human Resource Officer, as well as our three Group Presidents (Personal Lines, Commercial Lines and Claims). The Group Presidents are responsible for the development and management of our product offerings and customer service processes that are tailored to the unique characteristics and purchasing preferences of customers who shop for and select our insurance products.
Personal Lines
Our Personal Lines segment writes insurance for private passenger automobiles and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market or customer group. The Personal Lines Business accounted for 87% of total net premiums written in 2007, compared to 86% in 2006 and 87% in 2005. Our strategy is to be the low-cost provider of a full line of auto insurance products with superior service, distributed through whichever channel the customer prefers.
We ranked third in industry market share for 2006 based on net premiums written, and believe that we are in a virtual tie for third for 2007. There are approximately 370 competitors in the total private passenger auto market. Progressive and the other leading 15 private passenger auto insurers, each of whom write over $2 billion of premiums, comprise about 75% of this market. For 2007, the estimated industry net premiums written for personal auto insurance in the United States was $160.8 billion, and our share of this market was approximately 7.2%, compared to $160.2 billion and 7.4%, respectively, in 2006, and $159.6 billion and 7.5% in 2005. Except as otherwise noted, all industry data and our market share or ranking in the industry either were derived directly from data reported by A.M. Best Company, Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.
Private passenger automobile insurance represented 90% of our total Personal Lines net premiums written in 2007, compared to 91% in 2006 and 92% in 2005. Volume potential is driven by our price competitiveness, brand recognition, service quality and the actions of our competitors, among other factors. See “Competitive Factors” on page 5 of this report for further discussion.
Our specialty Personal Lines products include insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market, and that we have been the market share leader for personal watercraft insurance since 2002 and for the motorcycle product since 1998.
We also started offering a Personal Umbrella insurance product in select markets in 2006. This product was expanded in 2007 and is currently being offered through certain independent agents in 13 states and to Direct business customers in three states. We plan to continue to expand this product to an additional 12 states for the Agency business in 2008. We will continue to evaluate the customer service experience through the Direct channel before determining to what extent and how to expand this product offering to additional markets during 2008.
The Personal Lines Business is generated either by independent agents and brokers or written directly online or by phone. The Agency business includes business written by our network of more than 30,000 independent insurance agencies located throughout the United States, as well as brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes through strategic alliance business relationships with other insurance companies, financial institutions and national agencies. In 2007, the total net premiums written through the Agency business represented 63% of our Personal Lines volume, compared to 64% in 2006 and 66% in 2005.
The Direct business includes business written directly by us online and over the phone. Net premiums written in the Direct business were 37%, 36% and 34% of our Personal Lines volume in 2007, 2006 and 2005, respectively.
Commercial Auto
The Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented 13% of our total net premiums written in 2007, compared to 14% in 2006 and 13% in 2005. The majority of our Commercial Auto customers insure three or fewer vehicles. The Commercial Auto Business, which is primarily distributed through the independent agency channel, operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of the total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses. In 2007, we introduced cargo and general liability insurance in select markets, with further state expansion in 2008. Although the Commercial Auto Business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service. There are approximately 370 competitors in the total commercial auto market. We primarily compete with approximately 30 other large companies/groups, each with over $200 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Auto Business ranked third in the commercial auto insurance market for 2006, and we believe that we held that position for 2007.
Other Indemnity Businesses
Our other indemnity businesses, which represented less than 1% of our 2007, 2006 and 2005 net premiums written, include providing professional liability insurance to community banks, principally directors and officers liability insurance. We reinsure the majority of the risk on these coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program, sponsored by the American Bankers Association, insures over 1,700 banks, representing every state. In addition, our other indemnity businesses include managing our run-off businesses.
Service Businesses
Our service businesses include providing insurance-related services, primarily policy issuance and claims adjusting services in 27 states for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary markets. We process approximately half of the premiums in the CAIP market and compete with two other providers countrywide. One of these other carriers has indicated that it will cease writing new business in 2008, and we expect our market share of this business will increase as a result. As a service provider, we collect fee revenue that is earned on a pro rata basis over the term of the related policies. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations or cash flows. The service businesses represented less than 1% of our 2007, 2006 and 2005 revenues.
Claims
We manage our claims handling on a companywide basis through approximately 475 claims offices located throughout the United States. In addition, we have in operation 54 centers, in 41 metropolitan areas across the country, that provide our concierge level claims service. These facilities are designed to provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will then write the estimate, select a qualified repair shop, arrange the repair, including pick up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. This innovative approach to the vehicle repair process, increases consumer satisfaction, increases our productivity and improves the cycle time and quality of repairs. Concierge level of claims service is our primary approach to damage assessment and coordination of vehicle repairs at authorized auto repair facilities in these markets. We expect to construct 5 new centers in 2008 and 2009, of which 3 centers will replace existing leased facilities. We are pleased to report that on January 29, 2008, we received a U.S. patent for our unique concierge-level method of managing the vehicle repair process.
Competitive Factors
The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered and other product features, claims handling, financial stability, customer service and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies, some of which have broad distribution networks of employed or captive agents, and by smaller regional insurers. Over the last few years, third party comparative rating services have gained prominence, adding transparency to industry pricing, and many of our competitors have significantly increased their advertising and marketing efforts and/or expanded their online service offerings. These changes have further intensified the competitive nature of the automobile and other property-casualty insurance markets.
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
Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from the insolvency of other insurers. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks which are not insurable in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage that must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.
Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total policyholders’ surplus, generally 3 to 1. Thus, the amount of an insurer’s surplus, in certain cases, may limit its ability to grow its business. At year-end 2007, the combined premiums to surplus ratio for all Progressive insurance companies was 3.0 to 1, although we have access to $2.1 billion in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth as needed. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit and underwriting risks. Progressive’s RBC ratios are well in excess of minimum requirements.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation, regulatory measures and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate of return limitations, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.
In a number of states, Progressive’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act, and our information demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit. Also, at the direction of Congress, the Federal Trade Commission studied the effects of the use of credit information on the availability and affordability of insurance and the extent to which credit information impacted the availability and affordability of insurance by geography, income, ethnicity, and race. As a result of this study, it is possible that Congress or one or more states may enact further legislation affecting the use of credit in underwriting and rating.
In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. Automobile insurers have also been subject to legislative and regulatory actions designed to limit their ability to manage effectively the cost of motor vehicle repairs. These kinds of activities have affected adversely, and in the future may affect adversely, the profitability and growth of our subsidiaries’ automobile insurance business in those jurisdictions, and may limit the subsidiaries’ ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the subsidiaries’ ability to price automobile insurance adequately or to manage the cost of motor vehicle repairs, or that could affect the subsidiaries’ insurance operations adversely in other ways, may occur in the future. The impact of these legislative or regulatory changes on the subsidiaries’ businesses cannot be predicted.
Statutory Accounting Principles
Our results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Certain significant differences are described below:

Category	GAAP Accounting	SAP Accounting

Acquisition Expenses	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized pro rata over the policy term as premiums are earned.	Commissions, premium taxes and all other acquisition expenses are expensed as incurred.

Non-admitted Assets	Premium receivables are reported net of an allowance for doubtful accounts.	Premium receivables over 90 days past due are “non-admitted,” which means they are written off against surplus. For premium receivables less than 90 days past due, we also estimate a bad debt reserve.

	Furniture, equipment, application software, leasehold improvements and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.	Excluding computer equipment and operating software, the value of all other furniture, equipment, application software, leasehold improvements and prepaid expenses, net of accumulated depreciation or amortization, is non-admitted against surplus. Computer equipment and operating software are capitalized, subject to statutory limitations based on surplus, and depreciated over three years.

	Deferred tax assets are recorded based on estimated future tax effects attributable to temporary differences. A valuation allowance is recorded for any tax benefits that are not expected to be realized.	Deferred tax assets that do not meet certain statutory requirements for recognition are non-admitted against surplus.

Reinsurance	Ceded reinsurance balances are shown as an asset on the balance sheet as “prepaid reinsurance premiums” and “reinsurance recoverables.”	Ceded unearned premiums are netted against the “unearned premiums” liability. Ceded unpaid loss and loss adjustment expense (LAE) amounts are netted against “loss and LAE reserves.” Only ceded paid loss and LAE are shown as a “reinsurance recoverables” asset.

Investment Valuation	Fixed-maturity securities, which are classified as available-for-sale, are reported at current fair values.	Fixed-maturity securities are reported at amortized cost or the lower of amortized cost or fair value, depending on the class of security.

	Preferred stocks are reported at quoted fair values.	Redeembable preferred stocks are reported at amortized cost or the lower of amortized cost or fair value, depending on the class of security. Nonredeemable preferred stocks are reported at quoted fair value.

Category (con’t)	GAAP Accounting	SAP Accounting

Federal Income Taxes	Federal tax expense and tax liability or recoverable balances include current and deferred income taxes.	For income statement reporting, federal tax expense only includes the current tax provision. Deferred taxes are posted to surplus. SAP deferred tax assets are subject to certain limitations.
Investments
We employ a conservative approach to investment and capital management intended to ensure that we have sufficient capital to support all of the insurance premium that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $14.2 billion at December 31, 2007, compared to $14.7 billion at December 31, 2006. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield and other factors. Investment income, including net realized gains (losses) on securities, before expenses and taxes, was $787.1 million in 2007, compared to $638.1 million in 2006 and $498.8 million in 2005. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-30 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Employees
The number of employees, excluding temporary employees, at December 31, 2007, was 26,851, all of whom were employed by subsidiaries of The Progressive Corporation.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Such adjustments, if any, are reflected in the current results of operations. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on June 28, 2007, as well as in the “Critical Accounting Policies” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-53 of the Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

The following table provides a reconciliation of beginning and ending estimated liability balances for 2007, 2006 and 2005:
RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2007	2006	2005

Balance at January 1	$5,725.0	$5,660.3	$5,285.6
Less reinsurance recoverables on unpaid losses	361.4	347.2	337.1

Net balance at January 1	5,363.6	5,313.1	4,948.5

Incurred related to:
Current year	9,845.9	9,641.8	9,720.7
Prior years	80.3	(246.9)	(355.9)

Total incurred	9,926.2	9,394.9	9,364.8

Paid related to:
Current year	6,737.2	6,682.3	6,644.7
Prior years	2,897.4	2,662.1	2,355.5

Total paid	9,634.6	9,344.4	9,000.2

Net balance at December 31	5,655.2	5,363.6	5,313.1
Plus reinsurance recoverable on unpaid losses	287.5	361.4	347.2

Balance at December 31	$5,942.7	$5,725.0	$5,660.3

During 2007 we experienced $80.3 million of unfavorable loss reserve development, compared to favorable development of $246.9 million and $355.9 million, in 2006 and 2005, respectively. The unfavorable development in 2007 was due to settlement of some large outstanding litigation, the number of large losses emerging from prior accident years being more than anticipated plus the result of reviews of large bodily injury and uninsured motorist claims. The favorable development in 2006 and 2005 was driven by actuarial adjustments, resulting from regularly scheduled actuarial reviews, as well as favorable “all other development” (e.g., claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates by claims representatives). The favorable “all other development” also reflected the continued recognition of lower severity for prior accident years than had been previously estimated. We conduct extensive reviews each month on portions of our business to help ensure that we are meeting our objective of having reserves that are adequate, with minimal variation.
In establishing loss reserves, we take into account projected changes in claim severity caused by anticipated inflation and a number of factors that vary with the individual type of policies written. These severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, inflation, policy provisions and general economic trends. These anticipated trends are reconsidered periodically based on actual development and are modified if necessary.
We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
(millions)

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
LIABILITY FOR UNPAID LOSSES AND LAE — GROSS	$2,146.6	$2,188.6	$2,416.2	$2,986.4	$3,238.0	$3,813.0	$4,576.3	$5,285.6	$5,660.3	$5,725.0	$5,942.7
LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	279.1	242.8	216.0	201.1	168.3	180.9	229.9	337.1	347.2	361.4	287.5

LIABILITY FOR UNPAID LOSSES AND LAE — NET[1]	1,867.5	1,945.8	2,200.2	2,785.3	3,069.7	3,632.1	4,346.4	4,948.5	5,313.1	5,363.6	5,655.2

PAID (CUMULATIVE) AS OF:
One year later	922.0	1,082.8	1,246.5	1,409.3	1,601.7	1,860.7	2,233.8	2,355.5	2,662.1	2,897.4
Two years later	1,289.6	1,487.9	1,738.5	2,047.2	2,290.7	2,688.9	3,148.1	3,430.6	3,931.0	—
Three years later	1,474.9	1,680.6	2,001.4	2,355.0	2,655.8	3,084.6	3,642.5	3,999.9	—	—
Four years later	1,554.1	1,785.7	2,126.4	2,514.6	2,821.0	3,291.6	3,873.0	—	—	—
Five years later	1,596.7	1,836.4	2,191.4	2,586.3	2,910.2	3,381.7	—	—	—	—
Six years later	1,618.2	1,865.3	2,225.5	2,631.2	2,945.7	—	—	—	—	—
Seven years later	1,630.4	1,883.4	2,248.1	2,647.3	—	—	—	—	—	—
Eight years later	1,642.9	1,895.2	2,258.5	—	—	—	—	—	—	—
Nine years later	1,650.5	1,900.3	—	—	—	—	—	—	—	—
Ten years later	1,654.7	—	—	—	—	—	—	—	—	—

LIABILITY RE-ESTIMATED AS OF:
One year later	1,683.3	1,916.0	2,276.0	2,686.3	3,073.2	3,576.0	4,237.3	4,592.6	5,066.2	5,443.9
Two years later	1,668.5	1,910.6	2,285.4	2,708.3	3,024.2	3,520.7	4,103.3	4,485.2	5,130.5	—
Three years later	1,673.1	1,917.3	2,277.7	2,671.2	2,988.7	3,459.2	4,048.0	4,501.6	—	—
Four years later	1,669.2	1,908.2	2,272.3	2,666.9	2,982.7	3,457.8	4,070.0	—	—	—
Five years later	1,664.7	1,919.0	2,277.5	2,678.5	2,993.7	3,475.4	—	—	—	—
Six years later	1,674.5	1,917.6	2,284.9	2,683.7	3,002.5	—	—	—	—	—
Seven years later	1,668.4	1,921.9	2,287.4	2,688.4	—	—	—	—	—	—
Eight years later	1,673.9	1,923.4	2,291.9	—	—	—	—	—	—	—
Nine years later	1,675.5	1,928.5	—	—	—	—	—	—	—	—
Ten years later	1,680.8	—	—	—	—	—	—	—	—	—

NET CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$186.7	$17.3	$(91.7)	$96.9	$67.2	$156.7	$276.4	$446.9	$182.6	$(80.3)

PERCENTAGE[2]	10.0	.9	(4.2)	3.5	2.2	4.3	6.4	9.0	3.4	(1.5)

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE — GROSS	$1,952.9	$2,171.7	$2,514.9	$2,893.1	$3,195.2	$3,719.7	$4,384.7	$4,877.4	$5,506.6	$5,809.0

LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	272.1	243.2	223.0	204.7	192.7	244.3	314.7	375.8	376.1	365.1

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE — NET[1]	$1,680.8	$1,928.5	$2,291.9	$2,688.4	$3,002.5	$3,475.4	$4,070.0	$4,501.6	$5,130.5	$5,443.9

GROSS CUMULATIVE DEVELOPMENT:
FAVORABLE/(UNFAVORABLE)	$193.7	$16.9	$(98.7)	$93.3	$42.8	$93.3	$191.6	$408.2	$153.7	$(84.0)

[1]	Represents loss and LAE reserves net of reinsurance recoverables on unpaid losses at the balance sheet date.

[2]	Cumulative development ÷ liability for unpaid losses and LAE — Net.
The above table presents the development of balance sheet liabilities for losses and LAE from 1997 through 2006. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.
The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2007, our insurance subsidiaries had paid $1.90 billion of the currently estimated $1.93 billion of losses and LAE that had been unpaid at the end of 1998; thus, an estimated $28.2 million of losses incurred through 1998 remain unpaid as of the current financial statement date.
The net cumulative development represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 1997 liability has developed favorably by $186.7 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on the income in calendar year 1998. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 9 as the “prior years” contribution to incurred losses and LAE.
In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2007, but incurred in 2004, will be included in the cumulative development amount for years 2004, 2005 and 2006. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.
We experienced significant favorable reserve development through the mid-1990’s until 1997, primarily due to decreasing bodily injury severity, while the carried reserves anticipated an increasing severity. From 1998 through 2001, we experienced an increase in bodily injury severity and, as a result, saw our reserve development much closer to our original estimates. The bodily injury severity change was much lower than we expected between 2002 and 2006. As a result, the reserve run-off for these years was very favorable. In 2007, the realization of higher prior years’ severity than anticipated resulted in our reserves developing unfavorably by 1.5%. Not only did this development impact 2006, but also impacted the run-off of most of the past year-end reserves. In 2007, the estimated severity for accident years 2005 and 2006 was higher than our estimated severity at the end of 2006 by 1.0% and .7%, respectively, for our personal auto products and by 4.0% and 7.7% for our commercial auto products.
Although the detail is not presented in the table on page 10, we also re-estimate the reinsurance recoverables on unpaid losses. The top of the table shows the amount of reinsurance recoverable on unpaid losses we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2006, we estimated our reinsurance recoverables on unpaid losses to be $361.4 million. During 2007, these reserves developed unfavorably by $3.7 million, bringing the re-estimated reinsurance recoverables on unpaid losses to $365.1 million, as shown at the bottom of the table.
The Analysis of Loss and Loss Adjustment Expenses Development table on page 10 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.
(d) Financial Information About Geographic Areas.
Progressive operates throughout the United States.
(e) Available Information.
Our Web site is located at progressive.com. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our reports on Form 10-K, Form 10-Q and Form 8-K, and any amendments to these reports, available free of charge via our Web site at progressive.com/investors. These reports are also available on the SEC’s Web site: http://www.sec.gov.

ITEM 1A. RISK FACTORS
Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into three broad categories in assessing how they may affect our ability to achieve our business objectives:
•	Operating Risks are those stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations.

•	Investing Risks are uncertainties relating to the performance and preservation of our investment portfolios. Unlike most other risks, the actual development of an investment risk factor (such as interest rates going down or up) may result in either an increase or decrease in the value of investments we hold.

•	Financing Risks generally relate to our ability to obtain capital, when necessary, to pay or otherwise perform our obligations, including obligations under any debt instruments issued, and to earn the cost of equity capital.
Although we have organized risks generally according to these categories in the discussion below, it should be noted that many of the risks may have ramifications in more than one category. For example, although presented as an Operating Risk below, state regulation of insurance companies may also affect our investing and financing activities. Similarly, while setting insurance rates, establishing loss reserves and adjusting claims are properly discussed as Operating Risks, errors in these disciplines may have an impact on the investing and financing areas as well. The categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters being discussed.
This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information publicly disseminated by us from time to time.
Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, this could have a materially adverse effect on our business, financial condition, cash flows or results of operations. In that case, the market price of our common shares could decline materially.
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
In recent years, the highly competitive nature of the automobile insurance industry has been evidenced, in part, by declining premium rates for many consumers, including our own recent rate reductions. Among other factors, these price decreases have been driven primarily by decreasing frequency trends (i.e., less accidents per insurance policy), which have not been fully offset by increases in severity (i.e., amounts paid per accident). This very competitive environment has in turn resulted in lower operating income and revenue growth rates for us. We cannot predict whether these trends will continue, but if they do, our growth rates at a 96 combined ratio may become pressured.

From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our, and/or our competitors’, then-current or historical modes of doing business. As such, our innovations may entail a degree of risk and may not ultimately achieve anticipated business goals. In addition, these initiatives may be subject to challenge by regulators or private litigants and may disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). If we are unable successfully to develop, plan and implement our strategic initiatives in these competitive, regulatory and legal environments, or if we are unable to identify effective strategies in the first instance to maintain or enhance our competitive position, our business could be materially adversely affected.
Similarly, we undertake distinctive advertising campaigns, and other efforts to improve brand recognition, generate new business and increase the retention of our current customers. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, our business could be materially adversely affected. We believe that improving the effectiveness of our advertising campaigns relative to those of our competitors is particularly important given the recent increases in advertising and marketing efforts within the automobile insurance market.
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
In addition, we must forecast volume and other factors in changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust our hiring programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our ongoing and new business) in one or more business units or locations. In either such event, our financial results and customer relationships could be materially adversely affected.
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
Certain states impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies (such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting and efforts to freeze, set or roll back insurance premium rates or limit the rate of return that an insurance company may earn). Insurance laws and regulations may limit our insurance subsidiaries’ ability to underwrite and price risks accurately, prevent our subsidiaries from obtaining timely rate changes to recognize increased or decreased costs, restrict our subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets or prevent insurers from terminating policies under certain circumstances. In addition, compliance with insurance-related laws and regulations often results in increased administrative costs to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow our business in the applicable jurisdictions.
The failure to comply with these laws and regulations, or the alleged failure to so comply, by us or other companies in the insurance, financial services or related industries, also could result in actions or investigations by regulators, state attorneys general or other law enforcement officials. For example, in recent years, several states have included us in document and information requests relating to investigations into the relationships between insurers and brokers and agents, allegations of bid rigging by certain brokers and related matters, although we have not been notified that we are the target of any such investigation. Such actions and investigations, and any determination that we have not complied with an applicable law or regulation, could potentially lead to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries could face individual and class action lawsuits by its insureds and other parties for alleged violations of certain of these laws or regulations.
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
Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in putative class action and other lawsuits challenging various aspects of the subsidiaries’ business operations, and such litigation may arise in the future concerning similar or other business practices. These lawsuits include cases alleging damages as a result of our subsidiaries’ use of after-market parts; total loss evaluation methodology; use of credit in underwriting and related requirements under the federal Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection and medical payment claims; other claims handling procedures; interpretations of the provisions of our insurance policies; and policy implementation and renewal procedures, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that our subsidiaries’ business practices or systems violate the patent, trademark or other intellectual property rights of third parties. Additional litigation may be filed against us concerning our employment-related practices, medical malpractice and other general liability causes of action arising from our operations. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.
Lawsuits against us often seek significant monetary damages. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business.
Litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or future lawsuits may have on our business, operations, profitability or financial condition. For further information on pending litigation, see Note 11 — Litigation, beginning on page App.-A-24 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
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
Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, for each of our products in multiple risk tiers and many different markets. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:
•	the availability of sufficient reliable data,

•	uncertainties inherent in estimates and assumptions, generally,

•	our ability to conduct a complete and accurate analysis of available data,

•	our ability to timely recognize changes in trend and to predict both the severity and frequency of losses with reasonable accuracy,

•	our ability to predict changes in certain operating expenses with reasonable certainty,

•	the development, selection and application of appropriate rating formulae or other pricing methodologies,

•	our ability to innovate with new pricing strategies, and the success of those innovations,

•	our ability to predict policyholder retention accurately,

•	unanticipated court decisions, legislation or regulatory action,

•	ongoing changes in our claim settlement practices,

•	changing driving patterns,

•	unexpected changes in the medical sector of the economy, including medical costs, and

•	unanticipated changes in auto repair costs, auto parts prices and used car prices.
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
Our growth trends have been and could continue to be impacted by reduced accident frequency trends.
Auto accident frequency has steadily declined since 2000. Although not conclusive, several contributors to reduced frequency include improved vehicle safety, road design and driver education as well as the increased price of gasoline which, along with other factors, may affect consumers’ driving habits. These frequency trends have led us, and most competitors, to lower our insurance premiums, which in turn has adversely impacted our recent premium growth rates. We are not able to predict whether frequency will continue to decline, stabilize or return to increasing trends more consistent with the periods prior to 2000. If the recent trend continues, however, declining auto accident frequency, if not offset by an increase in severity, could continue to pressure premium growth rates and potentially lead to a long-term reduction in the amount of premiums written in the auto insurance industry, thus directly affecting our ability to grow our auto insurance business revenues.
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
As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on our results of operations, liquidity or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 8 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 28, 2007.
Likewise, we must accurately evaluate and pay claims that are made under our policies. Many factors can affect our ability to pay claims accurately, including the training, experience and skill of our claims representatives, the claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures, technologies and systems to support our claims functions and the success of our concierge-level claims services program. Our failure to pay claims accurately could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace and impair our brand image and, as a result, materially adversely affect our financial results, prospects and liquidity.
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
Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour call centers, processing new and renewal business, and processing and paying claims. A shut-down of, or inability to access, one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems for any reason, including failures that might occur as existing systems are replaced or upgraded, could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. This could result in a materially adverse effect on our business results, prospects and liquidity.

A security breach of our computer systems could also interrupt or damage our operations, subject us to liability if confidential customer information is misappropriated, and significantly damage our reputation. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer systems, these systems may be vulnerable to physical or electronic break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material, adverse effect on our business.
We rely heavily on credit card acceptance for premium payment and settlement of claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the PCI Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures to help ensure the safe handling of sensitive information by companies accepting credit card payments. At year end 2007, an independent organization recognized by PCI for such purposes certified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and recertification of our processes. Our intention is to maintain compliance with PCI’s data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.
II. Investing Risks
The performance of our fixed-income and equity investment portfolios is subject to investment risks.
Our fixed-income portfolio is subject to a number of risks, including:
•	Interest rate risk — the risk of adverse changes in the value of fixed-income securities as a result of increases in the market interest rates, which is the most significant risk to the fixed-income portfolio.

•	Credit risk — the risk that the value of certain investments may become impaired due to the deterioration in financial condition of one or more issuers of those instruments and, ultimately, the risk of permanent loss in the event of default by an issuer.

•	Concentration risk — the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance or outlook of those issuers, sectors or industries.

•	Prepayment or extension risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) — the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, adversely affecting the value of or income from such securities and the portfolio.
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

If the fixed-income or equity portfolios, or both, were to be impaired by market, sector or issuer-specific conditions to a substantial degree, our liquidity, financial position and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance company’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements. If we, at that time, are unable to supplement the subsidiary’s capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-30 of the Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion on current market risk associated with our investment portfolio.
III. Financing Risks
Our insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repay indebtedness or make capital contributions to its other subsidiaries or affiliate.
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, repurchase its common shares, or make capital contributions to or otherwise fund its subsidiaries or affiliate. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:
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
Further information on state insurance laws and regulations which may limit the ability of our insurance subsidiaries to pay dividends can be found in Item 5(c), “Dividends,” beginning on page 21 of this report.
The Progressive Corporation’s annual dividend policy will result in a variable payment to shareholders each year, and the dividend program may ultimately be changed.
We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor (set by the Board of Directors for each of 2007 and 2008 at 20%) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). To the extent our comprehensive income, which includes net investment income and realized and unrealized gains and losses, is less than after-tax underwriting income, no dividend will be payable. For 2007, this calculation resulted in a dividend payment of $.145 per share, which was paid on January 31, 2008.
Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual dividend in 2008 (to be paid early in 2009), the dividend will not be declared by the Board until December 2008, and the Board could decide to alter our policy or not to pay the annual dividend for 2008 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, or disruptions of national or international capital markets or other events affecting our liquidity or financial position as described above under “Investing Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our stock.

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts becomes insolvent or experiences other financial hardship.
Our business is dependent on the performance by third parties of their responsibilities under various contractual relationships. These include, for example, contracts for the acquisitions of goods and services (such as telecommunications and information technology equipment and support, and other services that are integral to our operations), joint marketing arrangements and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies). If one or more of these parties were to default on the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product or service that is significant to our business, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial performance, cash flows or results of operations and damage to our reputation.
If we fail to maintain sufficient capital to support our business, our financial condition and our ability to grow could be adversely affected.
We intend to maintain capital levels as necessary to pay all claims and other business expenses, to support the growth of our insurance businesses, and to provide for additional protection against possible large, unexpected losses. The level of capital that is retained at any time is determined by management based, in part, on current and anticipated business results and growth prospects, and estimates of the levels of capital needed to protect us against unexpected events within a confidence level prescribed by management. The amount of capital that we maintain is driven by our assessment of potential exposures and correlations to our underwriting, investing and operating risks, including those discussed in these Risk Factors. The estimates for unexpected events are internally produced and are the result of extensive analysis and modeling of the types of risks that we are likely to face. While our techniques for our capital needs are continually enhanced, our ability to predict accurately the nature, size and scope of unexpected events is inherently uncertain. If our capital level turns out to be lower than the amount needed at a given time, our financial condition could be materially adversely affected, our ability to grow the insurance business could be constrained until additional sources of capital are found, and our ability to gain access to debt or equity markets at favorable rates could be adversely impacted.
Our access to capital markets, our financing arrangements and our business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.
Our credit and financial strength is evaluated and rated by various rating agencies, such as Standard & Poor’s (AA+), Moody’s Investors Service (Aa2) and A.M. Best (A+, with one company rated A). Progressive and its insurance subsidiaries currently enjoy favorable, stable ratings. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected). Perceptions of our company by investors, producers, other businesses and consumers could also be significantly impaired. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In either event, our financial performance could be materially adversely affected.
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
We own 37 buildings and lease another 16 to provide concierge-level claims service at various locations throughout the United States. In addition, the building in Tempe, Arizona is also partially used as a claims service center. In total, these additional buildings contain approximately .8 million square feet. We will continue to expand this service into 2008 and 2009, with approximately 5 new sites expected to be opened, of which 3 sites will replace existing leased facilities.
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
ITEM 3. LEGAL PROCEEDINGS
None. For a discussion of litigation we currently face, see Note 11 — Litigation, beginning on page App.-A-24 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2007.
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

					Dividends
					Declared
Year	Quarter	High	Low	Close	Per Share

2007	1	$24.75	$20.91	$21.82	$—
	2	25.16	21.55	23.93	2.0000
	3	24.10	18.88	19.41	—
	4	20.50	17.26	19.16	.1450

		$25.16	$17.26	$19.16	$2.1450

2006	1	$30.09	$25.25	$26.07	$.00750
	2	27.86	25.25	25.71	.00750
	3	25.84	22.18	24.54	.00875
	4	25.54	22.19	24.22	.00875

		$30.09	$22.18	$24.22	$.03250

The closing price of our Common Shares on January 31, 2008, was $18.55.
(b) Holders
There were 3,857 shareholders of record on January 31, 2008.
(c) Dividends
See the table above for the frequency and amount of cash dividends paid on our Common Shares, $1.00 par value, for the last two years.
During 2006, Progressive’s Board of Directors approved a plan to replace our previous quarterly dividend policy with an annual variable dividend beginning in 2007. The annual variable dividend will be based on a formula that multiplies our annual after-tax underwriting income by a target percentage factor and then by a companywide performance factor (known as our Gainshare factor). For 2007 and 2008, the Board determined the target percentage of after-tax underwriting income to be 20%. The Gainshare factor can range from zero to two and is determined by comparing operating performance for the year to certain predetermined profitability and growth objectives. The Gainshare factor is also used in connection with our cash bonus program for employees and is approved by the Compensation Committee of the Board annually. To the extent the Gainshare factor was zero or if comprehensive income (which includes net investment income as well as both realized gains and losses and the change in unrealized gains and losses during the period) was less than after-tax underwriting income, no annual variable dividend would be paid. In addition, although it is our intent to calculate an annual dividend based on the formula outlined, the Board could decide to alter our policy or not to pay the annual dividend for 2008 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets or other events affecting our business, liquidity or financial position. In 2007, the Board declared a dividend of $.1450 per common share.

In June 2007, the Board also declared an extraordinary cash dividend of $2.00 per common share. The extraordinary dividend was part of a plan to restructure our capital position during the year and is described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-30 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
To the extent we elect to defer the payment of interest on our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, we may be restricted from declaring any dividends. See Note 4 — Debt beginning on page App.-A-15 of the Annual Report, which is included as Exhibit 13 to this Form 10-K for further discussion. Our intent is to pay interest on the Debentures as and when due.
Consolidated statutory policyholders’ surplus was $4.6 billion on December 31, 2007, and $5.0 billion on December 31, 2006. At December 31, 2007, $470.2 million of consolidated statutory policyholders’ surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries may pay aggregate dividends of $974.6 million in 2008 without prior approval from regulatory authorities, provided the dividend payments are not within 12 months of previous dividends paid by the applicable subsidiary.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
The following information is set forth with respect to our equity compensation plans at December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION
	Number of	Weighted	Cumulative	Number of Securities
	Securities to be	Average Exercise	Number of	Remaining Available
	Issued upon	Price of	Securities	for Future Issuance
	Exercise of	Outstanding	Awarded as	Under Equity
Plan Category	Outstanding Options	Options	Restricted Stock	Compensation Plans

Equity compensation plans approved by security holders:
Employee Plans:

2003 Incentive Plan	—	—	8,870,123	11,287,225
1995 Incentive Plan[1]	11,738,502	$7.75	1,402,320	—

Subtotal Employee Plans	11,738,502	7.75	10,272,443	11,287,225

Director Plans:

2003 Directors Equity Incentive Plan	—	—	305,725	1,094,275
1998 Directors’ Stock Option Plan	628,813	7.97	—	1,730,708

Subtotal Director Plans	628,813	7.97	305,725	2,824,983

Equity compensation plans not approved by security holders:
None

Total	12,367,315	$7.76	10,578,168	14,112,208

[1]	This plan has expired and no further awards may be made thereunder.

(e) Performance Graph
Incorporated by reference from Performance Graph on page App.-A-65 of the Annual Report, which is included as Exhibit 13 to this
Form 10-K.
(f) Recent Sales of Unregistered Securities
None.
(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2007			Total Number of Shares	Maximum Number of Shares
Calendar	Total Number of	Average Price	Purchased as Part of Publicly	That May Yet Be Purchased
Month	Shares Purchased	Paid per Share	Announced Plans or Programs	Under the Plans or Programs

October	8,999,722	$18.97	31,136,979	68,863,021
November	6,060,000	18.24	37,196,979	62,803,021
December	4,352,130	18.87	41,549,109	58,450,891

Total	19,411,852	$18.72

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. See Note 8 — Employee Benefit Plans, “Incentive Compensation Plans,” beginning on page App.-A-18 of the Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted stock grants.
In June 2007, the Board approved an authorization to repurchase up to 100 million common shares. This Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In August 2007, we entered into a 10b5-1 trading plan to permit, under certain circumstances specified in the plan, the repurchase of our common shares during periods that are otherwise restricted under our internal policies. This plan expired in December 2007.
ITEM 6. SELECTED FINANCIAL DATA
(millions — except per share amounts)

	For the years ended December 31,
	2007	2006	2005	2004	2003

Total revenues	$14,686.8	$14,786.4	$14,303.4	$13,782.1	$11,892.0
Net income	1,182.5	1,647.5	1,393.9	1,648.7	1,255.4
Per share:[1]
Net income[2]	1.65	2.10	1.74	1.91	1.42
Dividends	2.1450	.0325	.0300	.0275	.0250
Total assets	18,843.1	19,482.1	18,898.6	17,184.3	16,281.5
Debt outstanding	2,173.9	1,185.5	1,284.9	1,284.3	1,489.8

[1]	All per share amounts were adjusted for the May 18, 2006, 4-for-1 stock split.

[2]	Presented on a diluted basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page App.-A-30 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from the “Results of Operations — Investments” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the “Quantitative Market Risk Disclosures” section, beginning on page App.-A-60 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
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
Management’s Report on Internal Control over Financial Reporting is incorporated by reference from page App.-A-28 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
There has been no change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2008 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	52	President and Chief Executive Officer; President, Chairman of the Board and Chief Executive Officer of Progressive Casualty Insurance Company, the principal subsidiary of the Registrant, prior to April 2004

Brian C. Domeck	48	Vice President and Chief Financial Officer beginning in March 2007; Demand Manager for the Direct Business from April 2003 through December 2006; Senior Controller for the Agency Business prior to April 2003

Charles E. Jarrett	50	Vice President, Secretary and Chief Legal Officer

Thomas A. King	48	Vice President; Treasurer since April 2003; Investment Strategist prior to April 2003

Jeffrey W. Basch	49	Vice President and Chief Accounting Officer

John A. Barbagallo	48	Commercial Lines Group President since September 2007; Agency Group President from May 2006 to September 2007; Agency Business General Manager of the Atlantic Region from January 2005 to May 2006; Agency Business General Manager of the Great Plains Region from March 2003 through December 2004; Director of Product Research and Development for the Agency Business prior to March 2003

William M. Cody	45	Chief Investment Officer since February 2003; Portfolio Manager prior to February 2003

Susan Patricia Griffith	43	Chief Human Resource Officer

John P. Sauerland	43	Personal Lines Group President since September 2007; Direct Group President from June 2006 to September 2007; Claims General Manager of the Midwest Region prior to June 2006

Raymond M. Voelker	44	Chief Information Officer

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who beneficially own more than 10% of our common shares, if any, to file reports of ownership and changes in ownership of Progressive stock with the Securities and Exchange Commission. Based on our review of Section 16 reports prepared by or furnished to Progressive and representations made by our officers and directors, we believe that all filing requirements were met on a timely basis during 2007.
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
Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2007. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements included in Progressive’s 2007 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income — For the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Balance Sheets — December 31, 2007 and 2006

•	Consolidated Statements of Changes in Shareholders’ Equity — For the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows — For the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos.10.2 through 10.72.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2007
			Amount At
			Which Shown
			In The
Type of Investment	Cost	Fair Value	Balance Sheet

Available-for-sale
Fixed maturities[1]:
Bonds:
United States Government and government agencies and authorities	$1,166.7	$1,207.1	$1,207.1
States, municipalities and political subdivisions	3,706.3	3,745.1	3,745.1
Foreign government obligations	29.9	30.2	30.2
Public utilities	20.0	19.9	19.9
Corporate and other debt securities	1,055.0	1,058.5	1,058.5
Asset-backed securities	2,503.6	2,511.6	2,511.6
Redeemable preferred stock	654.1	612.5	612.5

Total fixed maturities	9,135.6	9,184.9	9,184.9

Equity securities:
Common stocks:
Public utilities	90.6	159.0	159.0
Banks, trusts and insurance companies	260.7	358.9	358.9
Industrial, miscellaneous and all other	1,009.7	1,809.6	1,809.6
Nonredeemable preferred stocks	2,578.1	2,270.3	2,270.3

Total equity securities	3,939.1	4,597.8	4,597.8

Short-term investments:
Other short-term investments	382.4	382.4	382.4

Total investments	$13,457.1	$14,165.1	$14,165.1

[1]	Includes $53.8 million of gains on our open interest rate swap positions. Also includes $34.1 million of collateral, in the form of Treasury Notes that were delivered to the counterparty on our credit default swaps. For further information, see Note 2 — Investments, beginning on page App.-A-11 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Progressive did not have any securities of any one issuer with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2007.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2007	2006	2005

Revenues
Dividends from subsidiaries*	$1,507.7	$1,635.5	$1,625.9
Intercompany investment income*	92.6	85.9	33.9

	1,600.3	1,721.4	1,659.8

Expenses
Interest expense	114.1	81.3	85.6
Deferred compensation[1]	(2.7)	(4.4)	6.6
Other operating costs and expenses	4.7	3.0	2.3

	116.1	79.9	94.5

Income before income taxes and other items below	1,484.2	1,641.5	1,565.3
Income tax provision (benefit)	(9.0)	1.7	(21.5)

Net income – parent company only	1,493.2	1,639.8	1,586.8
Net income (loss) of subsidiaries after current year dividend distributions	(310.7)	7.7	(192.9)

Net income – consolidated	$1,182.5	$1,647.5	$1,393.9

*	Eliminated in consolidation.

[1]	See Note 5 — Employee Benefit Plans on page 32.
See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2007	2006

ASSETS
Investment in non-consolidated affiliates	$1.0	$1.0
Investment in subsidiaries*	5,420.0	5,780.5
Receivable from investment subsidiary*	1,710.4	2,186.4
Intercompany receivable*	84.4	109.1
Income taxes	46.0	7.5
Other assets	81.3	75.7

TOTAL ASSETS	$7,343.1	$8,160.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$135.1	$128.1
Dividend payable	98.6	—
Debt	2,173.9	1,185.5

Total liabilities	2,407.6	1,313.6

Shareholders’ equity:
Common Shares, $1.00 par value (authorized 900.0 shares; issued 798.1 and 798.7, including treasury shares of 117.9 and 50.7)	680.2	748.0
Paid-in capital	834.8	847.4
Accumulated other comprehensive income:
Net unrealized gains on investment in equity securities of consolidated subsidiaries	465.0	596.8
Net unrealized gains on forecasted transactions	27.8	7.5
Retained earnings	2,927.7	4,646.9

Total shareholders’ equity	4,935.5	6,846.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,343.1	$8,160.2

*	Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,182.5	$1,647.5	$1,393.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss of subsidiaries after current year dividend distributions	310.7	(7.7)	192.9
Amortization of stock-based compensation	1.7	1.6	1.1
Changes in:
Intercompany receivable or payable	24.7	(22.1)	126.0
Accounts payable and accrued expenses	4.3	5.1	18.0
Income taxes	(38.5)	19.0	(116.5)
Tax benefit from exercise/vesting of stock-based compensation[1]	—	—	41.2
Other, net	(3.2)	(9.6)	(11.3)

Net cash provided by operating activities	1,482.2	1,633.8	1,645.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(36.9)	(176.1)	(158.9)
Received from (paid to) investment subsidiary	476.0	(200.3)	(1,024.1)

Net cash provided by (used in) investing activities	439.1	(376.4)	(1,183.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	30.8	43.3	44.2
Tax benefit from exercise/vesting of stock-based compensation[1]	15.5	38.8	—
Proceeds from debt	987.3	—	—
Payment of debt	—	(100.0)	—
Dividends paid to shareholders	(1,406.5)	(25.0)	(23.7)
Acquisition of treasury shares	(1,548.4)	(1,214.5)	(482.8)

Net cash used in financing activities	(1,921.3)	(1,257.4)	(462.3)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

[1]	Reclassified pursuant to the adoption of SFAS 123(R).
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements of The Progressive Corporation (parent company) should be read in conjunction with the consolidated financial statements and notes thereto of The Progressive Corporation and subsidiaries’ Annual Report to Shareholders, which is included as Exhibit 13 to this Form 10-K.
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations. The Progressive Corporation paid income taxes of $526.0 million in 2007, $739.0 million in 2006 and $767.0 million in 2005, respectively. Total interest paid was $110.1 million in 2007, $81.3 million in 2006 and $85.0 million in 2005. Non-cash activity includes declared but unpaid dividends, the liability for deferred restricted stock compensation (prior to the adoption of SFAS 123(R)) and the contribution from The Progressive Corporation of its common shares to certain subsidiaries, subject to restricted stock awards granted to employees.
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
Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with all subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Income taxes in the accompanying Condensed Balance Sheets are comprised of the parent company’s net deferred tax assets offset by the consolidated group’s net income taxes payable/recoverable. The Progressive Corporation and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated Federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.
Note 3. Investment in Consolidated Subsidiaries — The Progressive Corporation, through its investment in consolidated subsidiaries, recognizes the changes in unrealized gains (losses) on available-for-sale securities of the subsidiaries. These amounts were:

(millions)	2007	2006	2005

Increase (decrease) in unrealized gains:
Available-for-sale: fixed maturities	$49.8	$38.2	$(150.7)
equity securities	(252.6)	279.9	81.4
Deferred income taxes	71.0	(111.4)	24.3

	$(131.8)	$206.7	$(45.0)

Note 4. Debt — The information relating to debt is incorporated by reference from Note 4 — Debt, beginning on page App.-A-15 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.
Note 5. Employee Benefit Plans — The information relating to incentive compensation plans and deferred compensation is incorporated by reference from Note 8 — Employee Benefit Plans, beginning on page App.-A-18 of the Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

		Future
		policy		Other
		benefits,		policy			Benefits,	Amortization
	Deferred	losses,		claims			claims,	of deferred
	policy	claims and		and		Net	losses and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue	income[1,2]	expenses	costs	expenses	written

Year ended December 31, 2007:
Personal Lines					$12,009.0		$8,625.7	$1,183.9	$1,359.3	$11,921.2
Commercial Auto					1,846.9		1,288.3	210.5	162.4	1,828.9
Other indemnity					21.5		12.2	5.5	4.5	22.4

Total	$426.3	$5,942.7	$4,210.4	$—	$13,877.4	$668.4	$9,926.2	$1,399.9	$1,526.2	$13,772.5

Year ended December 31, 2006:
Personal Lines					$12,241.0		$8,254.7	$1,231.4	$1,249.6	$12,208.8
Commercial Auto					1,851.9		1,129.2	209.8	146.4	1,898.0
Other indemnity					25.0		11.0	.7	6.8	25.2

Total	$441.0	$5,725.0	$4,335.0	$—	$14,117.9	$635.9	$9,394.9	$1,441.9	$1,402.8	$14,132.0

Year ended December 31, 2005:
Personal Lines					$12,069.3		$8,310.3	$1,256.9	$1,168.8	$12,182.9
Commercial Auto					1,667.8		1,041.5	190.9	137.4	1,801.2
Other indemnity					27.3		13.0	.4	6.0	23.5

Total	$444.8	$5,660.3	$4,335.1	$—	$13,764.4	$524.6	$9,364.8	$1,448.2	$1,312.2	$14,007.6

1	Progressive does not allocate assets, liabilities or investment income to operating segments.

2	Excludes net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
		Other	Other		Assumed
Year Ended:	Gross Amount	Companies	Companies	Net Amount	to Net

December 31, 2007
Premiums earned:
Property and liability insurance	$14,107.0	$229.6	$—	$13,877.4	—

December 31, 2006
Premiums earned:
Property and liability insurance	$14,386.3	$268.4	$—	$14,117.9	—

December 31, 2005
Premiums earned:
Property and liability insurance	$14,066.2	$301.8	$—	$13,764.4	—

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY — CASUALTY INSURANCE OPERATIONS
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment
	Expenses Incurred Related to		Paid Losses and Loss
Year Ended	Current Year	Prior Years	Adjustment Expenses
December 31, 2007	$9,845.9	$80.3	$9,634.6

December 31, 2006	$9,641.8	$(246.9)	$9,344.4

December 31, 2005	$9,720.7	$(355.9)	$9,000.2

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 33, for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders
of The Progressive Corporation:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2008 appearing in the 2007 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2008

Consent of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Progressive Corporation:
We hereby consent to the incorporation by reference in the Registration Statements on:

Form	Filing No.	Filing Date
S-3	333-143824	June 18, 2007
S-8	333-104646	April 21, 2003
S-8	333-104653	April 21, 2003
S-8	333-41238	July 12, 2000
S-8	333-51613	May 1, 1998
S-8	333-25197	April 15, 1997
S-8	33-57121	December 29, 1994
S-8	33-64210	June 10, 1993
S-8	33-51034	August 20, 1992
S-8	33-38793	February 4, 1991
S-8	33-37707	November 9, 1990
S-8	33-33240	January 31, 1990
S-8	33-16509	August 14, 1987
of The Progressive Corporation of our report dated February 27, 2008 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 27, 2008 relating to the financial statement schedules, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 27, 2008	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	February 27, 2008

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President and Chief Executive Officer	February 27, 2008

/s/ Brian C. Domeck Brian C. Domeck	Vice President and Chief Financial Officer	February 27, 2008

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 27, 2008

*	Director	February 27, 2008
Charles A. Davis

* Stephen R. Hardis	Director	February 27, 2008

* Bernadine P. Healy, M.D.	Director	February 27, 2008

* Jeffrey D. Kelly	Director	February 27, 2008

* Abby F. Kohnstamm	Director	February 27, 2008

* Norman S. Matthews	Director	February 27, 2008

* Patrick H. Nettles, Ph.D.	Director	February 27, 2008

* Donald B. Shackelford	Director	February 27, 2008

* Bradley T. Sheares, Ph.D.	Director	February 27, 2008

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	February 27, 2008

Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(3)(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 21, 2006)	Quarterly Report on Form 10-Q (filed with SEC on May 4, 2006; Exhibit 3(A) therein)

(3)(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 15, 2005)	Quarterly Report on Form 10-Q (filed with SEC on May 9, 2005; Exhibit 3(A) therein)

(4)	4.1	Commercial Note: Demand Line of Credit with National City Bank dated December 13, 2005	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 4(A) therein)

(4)	4.2	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture (see exhibit 4.7 below), as amended and supplemented	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 4(I) therein)

(4)	4.3	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 4(E) therein)

(4)	4.4	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 4(I) therein)

(4)	4.5	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

(4)	4.6	Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 issued in the aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.13 below), as amended and supplemented	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.3 therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(4)	4.7	Indenture dated as of September 15, 1993 between Progressive and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed with SEC on March 31, 1998; Exhibit 4.1 therein)

(4)	4.8	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between Progressive and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (filed with SEC on March 15, 1996; Exhibit 4.2 therein)

(4)	4.9	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between Progressive and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed with SEC on October 22, 2002; Exhibit 4.3 therein)

(4)	4.10	Third Supplemental Indenture dated December 7, 2001 to the 1993 Senior Indenture between Progressive and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed with SEC on October 22, 2002; Exhibit 4.4 therein)

(4)	4.11	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between Progressive and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed with SEC on June 18, 2007; Exhibit 4.5 therein)

(4)	4.12	Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between Progressive and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the Senior Indenture	Registration Statement No. 333-143824 (filed with SEC on June 18, 2007; Exhibit 4.6 therein)

(4)	4.13	Junior Subordinated Indenture dated as of June 21, 2007 between Progressive and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.1 therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(4)	4.14	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between Progressive and The Bank of New York Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.2 therein)

(4)	4.15	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.4 therein)

(10)(ii)	10.1	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Current Report on Form 8-K (filed with SEC on September 20, 2006; Exhibit 10(A) therein)

(10)(iii)	10.2	The Progressive Corporation 2005 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(A) therein)

(10)(iii)	10.3	The Progressive Corporation 2006 Gainsharing Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(A) therein)

(10)(iii)	10.4	Amendment to The Progressive Corporation 2006 Gainsharing Plan	Quarterly Report on Form 10-Q (filed with SEC on May 4, 2006; Exhibit 10(A) therein)

(10)(iii)	10.5	The Progressive Corporation 2007 Gainsharing Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2007; Exhibit 10.8 therein)

(10)(iii)	10.6	The Progressive Corporation 2008 Gainsharing Plan	Filed herewith

(10)(iii)	10.7	2005 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(C) therein)

(10)(iii)	10.8	2006 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(C) therein)

(10)(iii)	10.9	The Progressive Corporation 2004 Executive Bonus Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(J) therein)

(10)(iii)	10.10	The Progressive Corporation 2007 Executive Bonus Plan	Current Report on Form 8-K (filed with SEC on February 8, 2007; Exhibit 10(A) therein)

(10)(iii)	10.11	The Progressive Corporation 2005 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 1, 2005; Exhibit 10(B) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.12	The Progressive Corporation 2006 Information Technology Incentive Plan	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(B) therein)

(10)(iii)	10.13	The Progressive Corporation 2007 Information Technology Incentive Plan (terminated as of December 31, 2007)	Annual Report on Form 10-K (filed with SEC on February 28, 2007; Exhibit 10.16 therein)

(10)(iii)	10.14	The Progressive Corporation 1989 Incentive Plan (amended and restated as of April 24, 1992, as further amended on July 1, 1992 and February 5, 1993)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(5) therein)

(10)(iii)	10.15	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (single award)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(P) therein)

(10)(iii)	10.16	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1989 Incentive Plan (multiple awards)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(Q) therein)

(10)(iii)	10.17	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(R) therein)

(10)(iii)	10.18	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Filed herewith

(10)(iii)	10.19	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(T) therein)

(10)(iii)	10.20	Form of The Progressive Corporation 1995 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 10(T) therein)

(10)(iii)	10.21	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10.22	First Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed with SEC on February 8, 2007; Exhibit 10(B) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.23	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10.24	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2004 through February 2007)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(A) therein)

(10)(iii)	10.25	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 and thereafter)	Current Report on Form 8-K (filed with SEC on March 26, 2007; Exhibit 10.1 therein)

(10)(iii)	10.26	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(c) therein)

(10)(iii)	10.27	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(B) therein)

(10)(iii)	10.28	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 and thereafter)	Current Report on Form 8-K (filed with SEC on March 26, 2007; Exhibit 10.2 therein)

(10)(iii)	10.29	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10.30	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(V) therein)

(10)(iii)	10.31	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2003)	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10.32	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Quarterly Report on Form 10-Q (filed with SEC on May 10, 2004; Exhibit 10(C) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.33	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(A) therein)

(10)(iii)	10.34	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Y) therein)

(10)(iii)	10.35	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(Z) therein)

(10)(iii)	10.36	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on March 17, 2005; Exhibit 10(A) therein)

(10)(iii)	10.37	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(B) therein)

(10)(iii)	10.38	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 20, 2007; Exhibit 10.1 therein)

(10)(iii)	10.39	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(B) therein)

(10)(iii)	10.40	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AA) therein)

(10)(iii)	10.41	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 and thereafter)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(a) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.42	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AC) therein)

(10)(iii)	10.43	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(c) therein)

(10)(iii)	10.44	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 and thereafter)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CA) therein)

(10)(iii)	10.45	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Quarterly Report on Form 10-Q (filed with SEC on May 12, 2003; Exhibit 10(C) therein)

(10)(iii)	10.46	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AE) therein)

(10)(iii)	10.47	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(b) therein)

(10)(iii)	10.48	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 and thereafter)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CB) therein)

(10)(iii)	10.49	Form of The Progressive Corporation Executive Deferred Compensation Plan Revocation Election for Gainsharing Plan Participants (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(D) therein)

(10)(iii)	10.50	Form of The Progressive Corporation Executive Deferred Compensation Plan Revocation Election for Executive Bonus Plan Participants (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(E) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.51	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(25) therein)

(10)(iii)	10.52	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Schedule TO (filed with SEC on September 14, 2004; Exhibit (d)(26) therein)

(10)(iii)	10.53	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed with SEC on August 2, 2007; Exhibit 10.1 therein)

(10)(iii)	10.54	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

(10)(iii)	10.55	The Progressive Corporation Directors Deferral Plan (Amendment and Restatement), as further amended on October 25, 1996	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(AV) therein)

(10)(iii)	10.56	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 20, 2007; Exhibit 10.2 therein)

(10)(iii)	10.57	Form of The Progressive Corporation’s Directors Deferral Plan Agreement	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CC) therein)

(10)(iii)	10.58	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AH) therein)

(10)(iii)	10.59	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(A) therein)

(10)(iii)	10.60	The Progressive Corporation Director Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 20, 2007; Exhibit 10.3 therein)

(10)(iii)	10.61	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed with SEC on March 4, 2004; Exhibit 10(AI) therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.62	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement (for 2005 and thereafter)	Current Report on Form 8-K (filed with SEC on December 10, 2004; Exhibit 10(d) therein)

(10)(iii)	10.63	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Revocation Agreement (for 2005)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(C) therein)

(10)(iii)	10.64	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Filed herewith

(10)(iii)	10.65	The Progressive Corporation 1998 Directors’ Stock Option Plan	Filed herewith

(10)(iii)	10.66	Director Compensation Schedule for 2003, 2004 and 2005	Annual Report on Form 10-K (filed with SEC on March 1, 2005; Exhibit 10(AW) therein)

(10)(iii)	10.67	Director Compensation Schedule for 2006 and 2007	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(D) therein)

(10)(iii)	10.68	The Progressive Corporation Executive Separation Allowance Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2007; Exhibit 10.64 therein)

(10)(iii)	10.69	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 13, 2006; Exhibit 10(A) therein)

(10)(iii)	10.70	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on November 1, 2007; Exhibit 10.1 therein)

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(10)(iii)	10.71	Form of Termination Agreement [This agreement terminated all prior employment agreements with executive officers. The employment agreements that were terminated were previously filed as: Exhibits 10(A) and 10(B) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2001; Exhibits 10(A) through 10(H) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2001; Exhibits 10(I) and 10(J) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003; and Exhibits 10(A) through 10(C) in Progressive’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2006.]	Current Report on Form 8-K (filed with SEC on December 13, 2006; Exhibit 10(B) therein)

(10)(iii)	10.72	Separation Agreement and General Release dated February 23, 2001 between Progressive Casualty Insurance Company and Charles B. Chokel	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(BG) therein)

(11)	11	Computation of Earnings Per Share	Filed herewith

(13)	13	The Progressive Corporation 2007 Annual Report to Shareholders	Filed herewith

(21)	21	Subsidiaries of The Progressive Corporation	Filed herewith

(23)	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 37 of this Annual Report on Form 10-K

(24)	24	Powers of Attorney	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

EXHIBIT INDEX

Exhibit No.	Form
Under	10-K
Reg. S-K,	Exhibit		If Incorporated by Reference, Documents with
Item 601	No.	Description of Exhibit	Which Exhibit was Previously Filed with SEC
(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith
     No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.