Form 10-Q
period 2008-03-31
PROGRESSIVE CORP/OH/
filed 2008-05-06
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number:1-9518
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Shares, $1.00 par value 677,510,990 outstanding at March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

Three Months Ended March 31,	2008	2007	% Change

(millions — except per share amounts)
Revenues
Net premiums earned	$3,390.0	$3,493.8	(3)
Investment income	159.3	163.5	(3)
Net realized gains on securities	32.2	23.3	38
Service revenues	4.4	6.2	(29)

Total revenues	3,585.9	3,686.8	(3)

Expenses
Losses and loss adjustment expenses	2,484.0	2,400.5	3
Policy acquisition costs	339.5	355.2	(4)
Other underwriting expenses	384.3	371.5	3
Investment expenses	1.5	2.8	(46)
Service expenses	5.1	5.2	(2)
Interest expense	34.3	18.9	81

Total expenses	3,248.7	3,154.1	3

Net Income
Income before income taxes	337.2	532.7	(37)
Provision for income taxes	97.8	169.2	(42)

Net income	$239.4	$363.5	(34)

Computation of Earnings Per Share
Basic:
Average shares outstanding	671.5	737.8	(9)

Per share	$.36	$.49	(28)

Diluted:
Average shares outstanding	671.5	737.8	(9)
Net effect of dilutive stock-based compensation	5.8	7.5	(23)

Total equivalent shares	677.3	745.3	(9)

Per share	$.35	$.49	(28)

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
	2008	2007	2007

(millions)
Assets
Investments — Available-for-sale, at fair value:
Fixed maturities (amortized cost: $8,182.4, $10,244.6 and $9,135.6)	$8,120.7	$10,266.2	$9,184.9
Equity securities:
Preferred stocks (cost: $2,635.7, $1,821.1 and $2,578.1)	2,121.5	1,846.1	2,270.3
Common equities (cost: $1,330.3, $1,479.2 and $1,361.0)	2,104.2	2,390.9	2,327.5
Short-term investments (amortized cost: $1,533.3, $594.3 and $382.4)	1,533.3	594.3	382.4

Total investments	13,879.7	15,097.5	14,165.1
Cash	8.5	9.9	5.8
Accrued investment income	125.8	151.9	142.1
Premiums receivable, net of allowance for doubtful accounts of $105.2, $111.8 and $118.1	2,503.2	2,633.3	2,395.1
Reinsurance recoverables, including $42.8, $53.5 and $47.6 on paid losses	322.2	393.6	335.1
Prepaid reinsurance premiums	66.9	88.7	69.8
Deferred acquisition costs	434.1	453.3	426.3
Income taxes	190.6	—	106.0
Property and equipment, net of accumulated depreciation of $621.2, $561.7 and $605.7	1,000.6	979.7	1,000.4
Other assets	185.2	203.8	197.4

Total assets	$18,716.8	$20,011.7	$18,843.1

Liabilities and Shareholders’ Equity
Unearned premiums	$4,307.9	$4,487.1	$4,210.4
Loss and loss adjustment expense reserves	5,952.1	5,720.4	5,942.7
Accounts payable, accrued expenses and other liabilities	1,532.9	1,544.6	1,580.6
Income taxes	—	143.3	—
Debt[1]	2,174.3	1,185.7	2,173.9

Total liabilities	13,967.2	13,081.1	13,907.6

Common Shares, $1.00 par value (authorized 900.0; issued 797.9, 798.5 and 798.1, including treasury shares of 120.4, 62.3 and 117.9)	677.5	736.2	680.2
Paid-in capital	846.3	850.3	834.8
Accumulated other comprehensive income:
Net unrealized gains on securities	135.7	622.3	465.0
Net unrealized gains on forecasted transactions	27.1	7.2	27.8
Retained earnings	3,063.0	4,714.6	2,927.7

Total shareholders’ equity	4,749.6	6,930.6	4,935.5

Total liabilities and shareholders’ equity	$18,716.8	$20,011.7	$18,843.1

1     Consists of long-term debt. See Note 4 — Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2008	2007
(millions)

Cash Flows From Operating Activities
Net income	$239.4	$363.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.8	26.2
Amortization of fixed maturities	69.9	66.0
Amortization of stock-based compensation	6.5	6.2
Net realized gains on securities	(32.2)	(23.3)
Net (gain) loss on disposition of property and equipment	.5	(.1)
Changes in:
Premiums receivable	(108.1)	(135.1)
Reinsurance recoverables	12.9	40.2
Prepaid reinsurance premiums	2.9	.8
Deferred acquisition costs	(7.8)	(12.3)
Income taxes	92.7	146.4
Unearned premiums	97.5	152.1
Loss and loss adjustment expense reserves	9.4	(4.6)
Accounts payable, accrued expenses and other liabilities	25.4	30.9
Other, net	28.6	(20.9)

Net cash provided by operating activities	461.4	636.0
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(473.0)	(1,607.2)
Equity securities	(244.8)	(422.7)
Short-term investments — auction rate securities	(414.7)	(935.0)
Sales:
Fixed maturities	1,376.1	1,158.2
Equity securities	101.5	360.4
Short-term investments — auction rate securities	240.6	945.3
Maturities, paydowns, calls and other:
Fixed maturities	120.4	112.8
Equity securities	34.9	—
Net purchases of short-term investments — other	(976.7)	(23.6)
Net unsettled security transactions	2.4	124.6
Purchases of property and equipment	(24.2)	(33.6)
Sale of property and equipment	—	1.2

Net cash used in investing activities	(257.5)	(319.6)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	9.1	6.5
Tax benefit from exercise/vesting of stock-based compensation	4.1	4.5
Dividends paid to shareholders[1]	(98.3)	—
Acquisition of treasury shares	(116.1)	(323.1)

Net cash used in financing activities	(201.2)	(312.1)

Increase in cash	2.7	4.3
Cash, January 1	5.8	5.6

Cash, March 31	$8.5	$9.9

[1]	Progressive maintains an annual dividend program. See Note 8 — Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2008, are not necessarily indicative of the results expected for the full year.
Note 2 Investments — The composition of the investment portfolio at March 31 was:

		Gross	Gross		% of
		Unrealized	Unrealized	Fair	Total
($ in millions)	Cost	Gains	Losses	Value	Fair Value

2008
Fixed maturities[1]	$8,182.4	$118.2	$(179.9)	$8,120.7	58.5%
Equity securities:
Preferred stocks[2]	2,635.7	3.5	(506.9)	2,121.5	15.3
Common equities	1,330.3	793.8	(19.9)	2,104.2	15.2
Short-term investments:
Auction rate municipal obligations	174.1	—	—	174.1	1.2
Other short-term investments	1,359.2	—	—	1,359.2	9.8

Total short-term investments	1,533.3	—	—	1,533.3	11.0

Total portfolio[2,3]	$13,681.7	$915.5	$(706.7)	$13,879.7	100.0%

2007
Fixed maturities	$10,244.6	$79.2	$(57.6)	$10,266.2	68.0%
Equity securities:
Preferred stocks[2]	1,821.1	36.4	(12.3)	1,846.1	12.2
Common equities	1,479.2	915.0	(3.3)	2,390.9	15.8
Short-term investments:
Auction rate municipal obligations	158.3	—	—	158.3	1.1
Other short-term investments	436.0	—	—	436.0	2.9

Total short-term investments	594.3	—	—	594.3	4.0

Total portfolio[2,3]	$14,139.2	$1,030.6	$(73.2)	$15,097.5	100.0%

[1]	Includes $1.1 million of gains on our open interest rate swap position, as well as $44.7 million of collateral in the form of Treasury Notes that were delivered to the counterparty on our open credit default swaps. See the Derivative Instruments section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

[2]	At March 31, 2008 and 2007, the fair value included a $10.8 million net realized loss and a $.9 million net realized gain, respectively, on certain hybrid securities (discussed below).

[3]	Includes net unsettled security acquisitions of $79.4 million and $166.5 million at March 31, 2008 and 2007, respectively.
Our fixed-maturity securities include debt securities and redeemable preferred stocks. The preferred stock portfolio includes nonredeemable preferred stocks and certain hybrid securities. At March 31, 2008 and 2007, our preferred stock portfolio included $149.7 million and $59.4 million, respectively, of perpetual preferred stocks that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. Our other short-term investments include Eurodollar deposits, commercial paper and other investments which are expected to mature within one year. The auction rate securities we hold are high-quality municipal obligations which we believe currently have sufficient demand in the marketplace to clear all auctions. In the event of a failed auction, each of these securities will pay an after-tax interest rate of 10% or higher. Common equities include common stock and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds).

Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities and derivative instruments) reported as a component of accumulated other comprehensive income, net of deferred income taxes. The change in fair value of the hybrid securities and derivative instruments is recorded as a component of net realized gains (losses) on securities.
During the first quarter 2008, we wrote-down $52.5 million in securities determined to have an other-than-temporary decline in fair value. The write-downs included $42.7 million in preferred stocks, $6.9 million of common equities and $2.9 million of fixed-maturity asset-backed securities. All of these write-downs were the result of fundamental issues with the underlying issuers.
Note 3 Fair Value — We adopted Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” in the first quarter 2008, as it applies to our financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosure about fair value measurements. Adopting this statement does not have an effect on our financial condition, cash flows or results of operations.
In accordance with SFAS 157, we have categorized our financial instruments, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels as follows:
•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities).

•	Level 2: Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly. This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means. (Examples include certain corporate and municipal bonds and certain preferred stocks).

•	Level 3: Inputs that are unobservable. Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).
The composition of the investment portfolio as of March 31, 2008, was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total
Fixed maturities	$320.0	$7,644.8	$155.9	$8,120.7
Preferred stocks	952.7	1,168.8	—	2,121.5
Common equities	2,090.5	—	13.7	2,104.2
Short-term investments:
Auction rate municipal obligations[1]	—	174.1	—	174.1

	$3,363.2	$8,987.7	$169.6	12,520.5

Short-term investments: Other[2]				1,359.2

Total portfolio				$13,879.7

[1]	These securities are backed by municipal obligations with a maturity of 14 years or greater. Due to the short-term nature of auction rate securities (generally 7-49 days between auctions), these securities are valued at cost, which approximates fair value.

[2]	These securities are not subject to fair value measurement since they are cash equivalents (e.g., mature within one business day); therefore, we report these securities at cost, which approximates fair value.
We currently have no material financial liabilities that would require categorization.

The following table shows a reconciliation of the December 31, 2007 balance and the March 31, 2008 balance for fair value measurements using significant unobservable (Level 3) inputs:

	Level 3 Fair Value
	Fixed	Preferred	Common
(millions)	Maturities	Stocks	Equities	Total
Fair value at December 31, 2007	$119.4	$115.6	$13.7	$248.7
Calls/maturities/paydowns	(1.8)	—	—	(1.8)
Transfers in (out) [1]	46.7	(115.6)	—	(68.9)
Change in valuation	(8.4)	—	—	(8.4)

Fair value at March 31, 2008	$155.9	$—	$13.7	$169.6

[1]	Represents movement between the fair value hierarchy levels during the first quarter 2008, reflecting changes in the inputs used to measure fair value during the period.
There were no purchases, sales or realized gains/losses associated with the Level 3 securities during the first quarter 2008.
Note 4 Debt — Debt at March 31 consisted of:

(millions)	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.375% Senior Notes due 2012	$348.6	$372.1	$348.3	$366.0
7% Notes due 2013	149.2	164.3	149.1	163.3
6 5/8% Senior Notes due 2029	294.5	295.3	294.4	321.1
6.25% Senior Notes due 2032	394.0	374.4	393.9	410.1
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	988.0	876.0	—	—

Total	$2,174.3	$2,082.1	$1,185.7	$1,260.5

Note 5 Supplemental Cash Flow Information — We did not make any income tax payments in the first quarter 2008, compared to $19.0 million paid during the first quarter 2007, which represented a final estimated payment for 2006. Total interest paid was $21.1 million for both the three months ended March 31, 2008 and 2007. Non-cash activity includes changes in net unrealized gains (losses) on investment securities.
Note 6 Segment Information — Our Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the specialty truck and business auto markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing a small amount of run-off business. Our service businesses include providing insurance-related services, primarily providing policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.

Following are the operating results for the three months ended March 31:

	2008		2007
		Pretax		Pretax
		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,846.0	$114.5	$1,934.9	$175.8
Direct	1,094.0	41.9	1,091.9	124.4

Total Personal Lines[1]	2,940.0	156.4	3,026.8	300.2
Commercial Auto	444.7	25.9	461.3	65.8
Other indemnity	5.3	(.1)	5.7	.6

Total underwriting operations	3,390.0	182.2	3,493.8	366.6
Service businesses	4.4	(.7)	6.2	1.0
Investments[2]	191.5	190.0	186.8	184.0
Interest expense	—	(34.3)	—	(18.9)

Consolidated total	$3,585.9	$337.2	$3,686.8	$532.7

[1]	Private passenger automobile insurance accounted for 91% of the total Personal Lines segment net premiums earned in the first quarters of 2008 and 2007, respectively; our special lines products accounted for the balance of the Personal Lines net premiums earned.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.
Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the three months ended March 31:

	2008		2007
	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	6.2%	93.8	9.1%	90.9
Direct	3.8	96.2	11.4	88.6
Total Personal Lines	5.3	94.7	9.9	90.1
Commercial Auto	5.8	94.2	14.3	85.7
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	5.4	94.6	10.5	89.5

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of losses in, such businesses.
Note 7 Comprehensive Income — Total comprehensive income (loss) was $(90.6) million and $388.7 million for the quarters ended March 31, 2008 and 2007, respectively.
Note 8 Dividends — In January 2008, Progressive paid dividends of $98.3 million, or $.145 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy.
Progressive maintains a policy of paying an annual variable dividend, payable shortly after the close of each year. This annual dividend will be based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor (“Gainshare factor”). The Gainshare factor can range from zero to two and will be determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This dividend program is consistent with the variable cash incentive program currently in place for our employees.

For 2008, the Board established that the variable dividend will be based on 20% of after-tax underwriting profit. Through the first quarter 2008, the Gainshare factor was .58. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor of any interim period. While the declaration of the dividend remains within the Board’s discretion, the Board is expected to declare the 2008 annual dividend in December 2008 with a record date in January 2009 and payment shortly thereafter. However, if the Gainshare factor is zero or if our after-tax comprehensive income (which includes net investment income as well as both realized gains and losses in securities and the change in unrealized gains and losses during the period) is less than after-tax underwriting income, no dividend will be paid.
Note 9 Litigation — One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.
In addition, various Progressive entities are named as a defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our total loss evaluation methodology or handling, use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, policy implementation and renewal procedures and cases challenging other aspects of our claims and marketing practices and business operations.
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
For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
I. OVERVIEW
For the first quarter 2008, The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 5.4%. Companywide policies in force increased 3% on a year-over-year basis, while net premiums written and earned decreased 4% and 3%, respectively. For the first quarter 2008, net income was $239.4 million, or $.35 per share, compared to $363.5 million, or $.49 per share, for the same period last year. The year-over-year decrease in premiums and net income primarily reflects the impact of our prior rate decreases.
Our aggregate premium growth measures, both written and earned, were down for the first quarter 2008, compared to the same period last year, despite increases in policies in force. Premium growth can be explained by some combination of new business applications (i.e., issued policies), premium per policy and retention. On a quarter over prior-year quarter basis, companywide new business applications decreased 7%, while renewal applications increased 3%. New business acquisition continues to be a challenge, especially in our Agency business. Year-over-year, we have seen an overall decrease in average written premium per auto policy of 5%. As we begin to raise rates to meet our loss cost inflation expectations, we expect to see premiums per policy increase.
Our effort to increase customer retention continues to be one of our most significant initiatives and we are starting to see the benefits. Policy life expectancy, which is an estimate of the average length of time that a policy will remain in force before cancellation or non-renewal, is one measure of customer retention. The policy life expectancy for our Agency and Direct auto business has been on a continuing upward trend over the past few quarters and is now about 9% and 11% higher, respectively, than the same measure a year ago.
Policies in force, our primary growth metric, increased 3% on a companywide basis since the first quarter last year. We experienced policy growth in Personal Auto, Special Lines and Commercial Auto. Direct auto, which represents about 38% of our auto policies in force, grew 7%, while the Agency auto business declined 2%. Our fastest personal auto growth area continues to be in our Internet-produced business.
With our first quarter 2008 profit margin of 5.4%, we are now near our profitability goal of an aggregate underwriting margin of 4%. We realize that there may be some variance around this target, at both the product and state levels and even in the short term at the aggregate level. Nevertheless, this remains our long-term goal, and we will react quickly to change rates if frequency or severity trends vary from our expectations.
Our loss ratios for the quarter were impacted by both the reduction in average earned premiums as well as higher severity trends and unfavorable prior accident year development. We are continuing to experience favorable accident frequency trends, but to a lesser extent than we saw in prior years. For the first quarter 2008, our underwriting margin was reduced by 1 point of unfavorable reserve development, compared to .9 points of favorable development in the first quarter 2007.
We are beginning to see efficiency gains as a result of the organizational changes made during the second half of 2007. Bringing our Agency and Direct businesses together under one Personal Lines organization and streamlining this group, along with our information technology area, has allowed us to reduce the redundancy that developed in areas such as product design, management and policy servicing, as well as improve our ability to execute on our most significant challenges. These changes have contributed to a 5% increase in the number of companywide policies in force per employee on a year-over-year basis.
We have made no substantial changes in the allocation of our investment portfolio during the quarter. Our investment portfolio produced a fully taxable equivalent total return of (2)%, with negative total returns for the quarter in both fixed-income securities and common stocks. We continued to keep our credit quality high and exposure to interest rate risk low. At March 31, 2008, the fixed-income portfolio duration was 2.3 years with a weighted average credit quality of AA-.
During the quarter, our pretax net unrealized gains on investment securities declined $506.6 million from year-end 2007, bringing our total net unrealized gains to $208.8 million at March 31, 2008. The decrease was primarily related to our financial sector preferred stocks, which comprise approximately two-thirds of our preferred stock holdings. The unrealized losses on these securities reflect the market-related issues associated with the disruption in the sub-prime mortgage and other credit markets. In addition, consistent with our process for reviewing securities with declines in fair value, during the quarter, we recognized $52.5 million of losses on securities determined to be other-than-temporarily impaired. For each of the securities, we determined that fundamental issues existed for the issuer in addition to the effects of current market conditions, and it was not clear at that time that we would hold the securities for a period of time necessary to recover a substantial portion of their values. We will continue to be diligent in our process for reviewing such securities.
II. FINANCIAL CONDITION
A. Capital Resources and Liquidity
We believe we have sufficient capital resources, cash flows from operations and borrowing capacity to support our current and anticipated growth, scheduled principal and interest payments on our debt, expected dividends and other capital requirements. Our existing debt covenants do not include any rating or credit triggers.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2008 and 2007, operations generated a positive cash flow of $461.4 million and $636.0 million, respectively. The decrease primarily reflects the lower income earned during the period. During the first quarter 2008, we repurchased 6.5 million of our common shares at a total cost of $116.1 million (average cost of $17.75 per share).
During the quarter, we also paid dividends of $98.3 million, or $.145 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy.
B. Commitments and Contingencies
During the first quarter 2008, we completed construction of one new service center that provides our concierge level of claims service, which replaced a previously leased service center location. In total, we have 54 centers in 41 metropolitan areas across the United States serving as our primary approach to damage assessment and coordination of vehicle repairs at authorized repair facilities in these markets. Throughout the remainder of 2008 and in 2009, we expect to construct four new service centers, of which two centers will replace existing leased facilities.
There is currently no other significant construction under way. We own additional land in both Colorado Springs, Colorado and Mayfield Village, Ohio for possible future development; both properties are near current corporate operations.
All such construction projects have been, and will continue to be, funded through operating cash flows.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, open investment funding commitments and operating leases and purchase obligations. See the Derivative Instruments section of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2007. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations
During the first quarter 2008, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
We entered into two contracts to expand our brand building efforts during the quarter. In January 2008, we entered into a 16-year contract for the ballpark naming rights and a sponsorship deal with the Cleveland Indians Major League Baseball team. Over the contract term, Progressive will pay an average of approximately $3.6 million per year. In addition, in March 2008, we announced our title sponsorship of the Progressive Insurance Automotive X PRIZE competition. The Automotive X PRIZE is a two and one half year international competition designed to inspire a new generation of safe, low emissions vehicles capable of achieving the equivalent of at least 100 miles per gallon in fuel efficiency. The total cost of the sponsorship is expected to be approximately $12.5 million, which includes the prize for the winning team as well as the funding of some operational expenses over the course of the competition.
III. RESULTS OF OPERATIONS — UNDERWRITING
A. Growth

	Three Months Ended March 31,
(millions)	2008	2007	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,868.8	$1,988.6	(6)
Direct	1,160.0	1,161.6	—

Total Personal Lines	3,028.8	3,150.2	(4)
Commercial Auto	457.2	490.8	(7)
Other indemnity	4.4	5.7	(23)

Total underwriting operations	$3,490.4	$3,646.7	(4)

NET PREMIUMS EARNED
Personal Lines
Agency	$1,846.0	$1,934.9	(5)
Direct	1,094.0	1,091.9	—

Total Personal Lines	2,940.0	3,026.8	(3)
Commercial Auto	444.7	461.3	(4)
Other indemnity	5.3	5.7	(7)

Total underwriting operations	$3,390.0	$3,493.8	(3)

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. The decrease in premiums primarily reflects the impact of the prior rate decreases we had taken.
Policies in force represents all policies under which coverage is in effect as of the dates specified.

	At March 31,
(thousands)	2008	2007	% Change
POLICIES IN FORCE
Personal Lines
Agency — Auto	4,442.6	4,521.8	(2)
Direct — Auto	2,679.4	2,502.8	7

Total Auto	7,122.0	7,024.6	1
Special Lines[1]	3,151.8	2,928.6	8

Total Personal Lines	10,273.8	9,953.2	3

Commercial Auto	545.4	514.7	6

[1]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items, as well as a personal umbrella product.

We are working to further develop the Progressive brand to help spur growth. In addition, during the quarter, we announced the hiring of a Chief Marketing Officer to help guide us in our marketing and brand-building efforts.
To analyze growth, we review new policies, rate levels and the retention characteristics of our books of business. During the first quarter, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year Quarter
	Personal Lines		Commercial Auto
	2008	2007	2008	2007
New applications	(8)%	1%	(3)%	(2)%
Renewal applications	3%	3%	3%	7%
Total auto written premium per policy decreased 5% in the first quarter 2008 and 3% in the first quarter 2007, compared to the same period in the prior year. Our current pricing levels are closely aligned with our profitability targets. We, along with many of our competitors, are returning to more traditional levels of profitability, which, we expect, will require that we increase rates to meet our loss cost inflation expectations. We are ready to react quickly, and as often as necessary, should our expectations change.
Another important element affecting growth is customer retention. One measure of customer retention is policy life expectancy, which is an estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. Efforts at increasing growth from customer retention have continued to produce positive outcomes. Our policy life expectancy measures for our Agency and Direct private passenger auto products have been on a continuing upward trend and are now approximately 9% and 11% higher, respectively, than the same measures a year ago. In our Commercial Auto Business, the policy life expectancy remained relatively flat since the end of 2007, but is lower than levels achieved in the first quarter 2007. Realizing the importance that retention has on our ability to grow profitably, we continue to place increased emphasis on competitive pricing and other retention initiatives for our current customers.
B. Profitability
Profitability in our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the three months ended March 31, our underwriting profitability was follows:

	2008		2007
	Underwriting Profit		Underwriting Profit
(millions)	$	Margin	$	Margin
Personal Lines
Agency	$114.5	6.2%	$175.8	9.1%
Direct	41.9	3.8	124.4	11.4

Total Personal Lines	156.4	5.3	300.2	9.9
Commercial Auto	25.9	5.8	65.8	14.3
Other indemnity[1]	(.1)	NM	.6	NM

Total underwriting operations	$182.2	5.4%	$366.6	10.5%

[1]	Underwriting margins are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of losses in, such businesses.
The year-over-year decrease in underwriting profitability primarily reflects the impact of our recent rate reductions, as well as recognizing unfavorable prior accident year development in the first quarter 2008, compared to favorable development for the same period last year.

Further underwriting results for our Personal Lines Business, including its channel components, the Commercial Auto Business and other indemnity businesses, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2008	2007	Change

Personal Lines — Agency
Loss & loss adjustment expense ratio	72.5	69.9	2.6 pts.
Underwriting expense ratio	21.3	21.0	.3 pts.

Combined ratio	93.8	90.9	2.9 pts.

Personal Lines — Direct
Loss & loss adjustment expense ratio	74.7	68.1	6.6 pts.
Underwriting expense ratio	21.5	20.5	1.0 pts.

Combined ratio	96.2	88.6	7.6 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	73.4	69.3	4.1 pts.
Underwriting expense ratio	21.3	20.8	.5 pts.

Combined ratio	94.7	90.1	4.6 pts.

Commercial Auto
Loss & loss adjustment expense ratio	73.2	65.5	7.7 pts.
Underwriting expense ratio	21.0	20.2	.8 pts.

Combined ratio	94.2	85.7	8.5 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	73.3	68.7	4.6 pts.
Underwriting expense ratio	21.3	20.8	.5 pts.

Combined ratio	94.6	89.5	5.1 pts.

Accident year-Loss & loss adjustment expense ratio	72.3	69.6	2.7 pts.

[1]	Ratios are expressed as a percentage of net premiums earned.

[2]	Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of losses in, such businesses. For the three months ended March 31, 2008 and 2007, these businesses generated an underwriting profit (loss) of $(.1) million and $.6 million, respectively.
Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2008	2007

Change in net loss and LAE reserves	$17.5	$16.7
Paid losses and LAE	2,466.5	2,383.8

Total incurred losses and LAE	$2,484.0	$2,400.5

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
During the first quarter 2008, we experienced an increase in total personal auto paid severity (i.e., average cost per claim) of about 1.5%, compared to the first quarter 2007, driven by an increase in our bodily injury coverage in the 6-9% range.
We experienced a modest decline in auto accident frequency in the first quarter 2008, compared to the first quarter last year, across most coverages. We cannot predict the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household and greater vehicle safety, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced for the three months ended March 31:

(millions)	2008	2007
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$(8.1)	$29.1
Current accident year	(.1)	1.8

Calendar year actuarial adjustment	$(8.2)	$30.9

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$(8.1)	$29.1
All other development	(24.5)	1.2

Total development	$(32.6)	$30.3

(Increase) decrease to calendar year combined ratio	(1.0) pts.	.9 pts.

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
As reflected in the table above, we experienced unfavorable development in the first quarter 2008, compared to favorable development in the first quarter 2007. Nearly half of the total 2008 development related to the 2007 accident year. The total prior year loss reserve development experienced in the three-month period ended March 31, 2008, which increased the reported combined ratio by 1.0 point, was unfavorable in our Commercial Auto Business and had a slightly favorable impact in our Personal Lines Business.
Prior accident year development typically reflects the changes in our estimate of severity from what we originally expected when establishing the reserves. For the first quarter 2007, and to a lesser extent in the first quarter 2008, our Personal Lines Business experienced favorable development, while the Commercial Auto Business experienced unfavorable development in both periods. The unfavorable reserve development in Commercial Auto was driven by an increase in the number of late reported claims in both 2008 and 2007 and, for the first quarter 2008, we also experienced an increase in the estimated severity on these late reported claims.
We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 28, 2007.
Underwriting Expenses
We are starting to see efficiency gains as a result of the reorganization we announced during the latter part of 2007. Nevertheless, other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased .5 points in the first quarter 2008, compared to the same period last year, primarily due to increased advertising in the Direct channel, as well as our lower premium per policy.

C. Personal Lines

Growth
2008 vs. 2007
First Quarter
Net premiums written	(4)%
Net premiums earned	(3)%
Policies in force	3%
Progressive’s Personal Lines Business writes insurance for private passenger automobiles and recreational vehicles, and represented 87% of our total net premiums written in the first quarter 2008, compared to 86% in the first quarter 2007. We currently write our Personal Lines products in 49 states and our personal auto product in the District of Columbia; we expanded our private passenger auto offerings into Massachusetts in May 2008.
Private passenger auto represents 93% of our total Personal Lines net premiums written, with the special lines products (e.g., motorcycles, watercraft and RV’s) making up the balance. Compared to the first quarter last year, policies in force grew 1% in auto and 8% in special lines. During the same period, net premiums written declined 4% for auto and 3% for special lines, reflecting our recent rate decreases.
Total Personal Lines generated a 94.7 combined ratio, compared to a 90.1 in the first quarter 2007, primarily reflecting our recent rate reductions and less favorable prior accident year development in 2008 than in 2007. During the first quarters of both 2008 and 2007, the special lines results had a favorable effect on the total Personal Lines combined ratio of approximately 3 points, because the special lines vehicles are typically used less in the colder weather months.
The Personal Lines Business is comprised of the Agency business and the Direct business.
The Agency Business

Growth
2008 vs. 2007
First Quarter
Net premiums written	(6)%
Net premiums earned	(5)%
Auto: policies in force	(2)%
new applications	(12)%
renewal applications	—%
The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the first quarter 2008, we saw new Agency auto application growth in 20 states, including Florida and Texas, two of our largest volume states. However, some of our other big states have not yet seen this growth. In particular, beginning in the latter part of 2007 and into 2008, we restricted writing new business in certain unprofitable areas of New York and California, thus hindering our overall Agency auto growth. During the first quarter 2008, we were able to increase our controls and began to lift some of the restrictions in these areas of concern. In addition, written premium per policy on total Agency auto business was down 4% on a quarter over prior-year quarter basis, driven primarily by a decrease in written premium per policy on renewal business.
For the first three months of 2008, the total rate of conversion (i.e., converting a quote to a sale) was down on an increase in the number of Agency auto quotes. Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where the conversion rate is lower.

The Direct Business

Growth
2008 vs. 2007
First Quarter
Net premiums written	—%
Net premiums earned	—%
Auto: policies in force	7%
new applications	—%
renewal applications	8%
The Direct business includes business written directly by Progressive online and over the phone. For the first three months of 2008, we experienced an increase in new Direct auto applications in 30 states, although only one of our top five volume states saw an increase. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.
Written premium per policy for total Direct auto was down 6% in the first quarter 2008, compared to the prior year period; decreases in written premium per policy on both new and renewal business contributed to the total decrease.
The overall Direct business conversion rate decreased during the quarter on an increased number of total quotes; the conversion rate for Internet-initiated business was relatively flat, while phone-initiated business was down compared to the first quarter last year.
D. Commercial Auto

Growth
2008 vs. 2007
First Quarter
Net premiums written	(7)%
Net premiums earned	(4)%
Policies in force	6%
New applications	(3)%
Renewal applications	3%
Progressive’s Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the first three months of 2008 and 2007, the Commercial Auto Business represented about 13% of our total net premiums written. The Commercial Auto Business is primarily distributed through independent agents, but we are starting to see growth in the direct channel. The Commercial Auto Business operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
We currently write our Commercial Auto Business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. For the first quarter 2008, total written premium per policy decreased 6%, driven primarily by a decrease in written premium per policy on renewal business.

E. Other Indemnity
Progressive’s other indemnity businesses, which represent less than 1% of our net premiums written, primarily include writing professional liability insurance for community banks and a small amount of run-off business. The underwriting profit (loss) in these businesses may fluctuate widely due to the low premium volume, variability in losses, and the run-off nature of some of these products.
F. Service Businesses
Our service businesses provide insurance-related services and represent less than 1% of our total revenues. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. The decrease in service revenues reflects the continuing cyclical downturn in the involuntary commercial auto market.
G. Income Taxes
As reported in the balance sheets, income taxes are comprised of net income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that will be realized in a future tax return. At March 31, 2008 and December 31, 2007, our income taxes were in a net asset position, compared to a net liability position at March 31, 2007. The movement to a net asset position is due primarily to a decrease in our net unrealized gains on securities as well as lower pretax income. The increase in the net income tax asset balance since year-end 2007 is also due to lower net unrealized gains, but is partially offset by an increase in our current income taxes payable, due to the fact that the first quarter estimated payments were not due until April 15.
There has been no material changes in our uncertain tax positions during the quarter ended March 31, 2008.

IV. RESULTS OF OPERATIONS — INVESTMENTS
A. Portfolio Allocation
The composition of the investment portfolio at March 31 was:

		% of
($ in millions)	Fair	Total	Duration
	Value	Portfolio	(years)	Rating[5]

2008
Fixed maturities[1]	$8,120.7	58.5%	2.7	AA
Preferred stocks[2]	2,121.5	15.3	2.4	A-
Short-term investments:
Auction rate municipal obligations	174.1	1.2	<1	AA
Other short-term investments	1,359.2	9.8	<1	AA+

Total short-term investments	1,533.3	11.0	<1	AA+

Total fixed-income securities	11,775.5	84.8	2.3	AA-
Common equities	2,104.2	15.2	na	na

Total portfolio[2,3,4]	$13,879.7	100.0%	2.3	AA-

2007
Fixed maturities	$10,266.2	68.0%	3.3	AA+
Preferred stocks[2]	1,846.1	12.2	1.3	A-
Short-term investments:
Auction rate municipal obligations	158.3	1.1	<1	AA+
Other short-term investments	436.0	2.9	<1	A+

Total short-term investments	594.3	4.0	<1	AA-

Total fixed-income securities	12,706.6	84.2	2.9	AA
Common equities	2,390.9	15.8	na	na

Total portfolio[2,3,4]	$15,097.5	100.0%	2.9	AA

na =	not applicable

[1]	Includes $1.1 million of gains on our open interest rate swap position, as well as $44.7 million of collateral in the form of Treasury Notes that were delivered to the counterparty on our open credit default swaps. See the Derivative Instruments section below for further discussion.

[2]	At March 31, 2008 and 2007, the fair value included a $10.8 million net realized loss and a $.9 million net realized gain, respectively, on certain hybrid securities. See Note 2 — Investments for further discussion.

[3]	Includes net unsettled security acquisitions of $79.4 million and $166.5 million at March 31, 2008 and 2007, respectively.

[4]	March 31, 2008 and 2007 totals include $1.8 billion and $2.4 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company.

[5]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between a AAA and AA+, we assigned an internal rating of AAA-.
Unrealized Gains and Losses
As of March 31, 2008, our portfolio had $208.8 million of pretax net unrealized gains, recorded as part of accumulated other comprehensive income, compared to $957.4 million at March 31, 2007 and $715.4 million at December 31, 2007. During the first quarter 2008, the fixed-income portfolio’s valuation decreased $314.0 million, primarily the result of a decline in the fair value of our preferred stock portfolio due to the continued disruption in the financial sector (see more detailed discussion below). The common stock portfolio had a decrease of $192.6 million reflecting the negative return of the broad equity markets. See Note 2 — Investments for further break out of our gross unrealized gains and losses.

Fixed-Income Securities
The fixed-income portfolio includes fixed-maturity securities, short-term investments and preferred stocks. This portfolio’s duration was 2.3 years at March 31, 2008, compared to 3.5 years at December 31, 2007 and 2.9 years at March 31, 2007. The fixed-maturity securities and short-term securities, as reported on the balance sheets at March 31, were comprised of the following:

($ in millions)	2008		2007
Investment-grade fixed maturities: [1]
Short/intermediate term	$9,199.3	95.3%	$10,385.8	95.6%
Long term	178.6	1.8	184.9	1.7
Non-investment-grade fixed maturities[2]	276.1	2.9	289.8	2.7

Total	$9,654.0	100.0%	$10,860.5	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.

[2]	Non-investment-grade fixed-maturity securities are non-rated or have a quality rating of an equivalent BB+ or lower, classified by the lowest rating from a nationally recognized rating agency.
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at March 31:

		% of Asset-Backed	Duration
($ in millions)	Fair Value	Securities	(years)	Rating

2008
Collateralized mortgage obligations[1]	$574.5	21.9%	1.6	AAA-

Commercial mortgage-backed obligations	1,048.0	40.0	2.8	AA
Commercial mortgage-backed obligations: interest-only	692.7	26.4	1.8	AAA-

Subtotal commercial mortgage-backed obligations	1,740.7	66.4	2.4	AA+

Other asset-backed securities:
Home equity[2]	233.6	8.9	.1	AA+
Other	71.6	2.8	1.0	A

Subtotal other asset-backed securities	305.2	11.7	.3	AA

Total asset-backed securities	$2,620.4	100.0%	2.0	AA+

2007
Collateralized mortgage obligations[1]	$619.2	24.4%	1.6	AAA

Commercial mortgage-backed obligations	849.5	33.5	2.7	AA
Commercial mortgage-backed obligations: interest-only	861.7	34.0	2.1	AAA-

Subtotal commercial mortgage-backed obligations	1,711.2	67.5	2.4	AA+

Other asset-backed securities:
Home equity[2]	29.1	1.2	.3	AA-
Other	175.8	6.9	2.1	A

Subtotal other asset-backed securities	204.9	8.1	1.8	A

Total asset-backed securities	$2,535.3	100.0%	2.2	AA+

[1]	Includes $49.8 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized gain of $.2 million and a credit quality of AAA for the quarter ended March 31, 2008; the first quarter 2007 included $59.6 million of Alt-A bonds that had a net unrealized loss of $.2 million and a credit quality of AAA.

[2]	Represents sub-prime bonds with a net unrealized loss of $25.2 million and $.6 million for the first quarter 2008 and 2007, respectively; these bonds are unrelated to the asset-backed derivative position discussed in the Derivative Instruments section below.

Substantially all of the asset-backed securities are liquid with available market quotes and contain no residual interests (the most subordinated class in a pool of securitized assets). As of March 31, 2008, approximately 11% of our asset-backed securities are exposed to sub-prime mortgage loans. We reviewed these securities for other-than-temporary impairment and yield or asset valuation adjustments, and we realized $2.9 million in write-downs on sub-prime securities during the first quarter 2008. The securities with sub-prime exposure are paying their principal and periodic interest timely, and we have no current plans to liquidate these securities.
The following table shows the credit quality rating of our home equity securities by deal origination year, along with a comparison of the fair value at March 31, 2008, to our original investment value (adjusted for returns of principal and amortization).

	Sub-Prime Mortgage Portfolio

($ in millions)	Deal Origination Year					% of Home
Rating (date acquired)	2007	2006	2005	2004	Total	Equity Loans

AAA (June 2005 - March 2008)	—	$103.0	$34.1	—	$137.1	58.7%
Increase (decrease) in value	—	(1.3)%	(8.6)%	—	(3.3)%

AA (August 2007-March 2008)	$1.7	—	$46.3	$10.3	$58.3	25.0%
Increase (decrease) in value	(65.1)%	—	(8.8)%	(28.8)%	(16.8)%

A (August 2007)	—	—	$31.6	$5.1	$36.7	15.7%
Increase (decrease) in value	—	—	(17.9)%	(18.7)%	(18.0)%

BBB (March 2007)	—	—	—	$1.5	$1.5	.6%
Increase (decrease) in value	—	—	—	(31.9)%	(31.9)%

Total	$1.7	$103.0	$112.0	$16.9	$233.6	100.0%

Increase (decrease) in value	(65.1)%	(1.3)%	(11.5)%	(26.3)%	(9.7)%

At March 31, 2008, approximately 40% of our asset-backed securities were commercial mortgage-backed obligations (CMBS). These securities had a net unrealized gain of $5.8 million at March 31, 2008, compared to a net unrealized gain of $23.4 million at December 31, 2007. The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination and reflects the high quality of these securities.

Commercial Mortgage-Backed Obligations
	Rating
($ in millions)					Non-Investment		% of Total
Deal Origination Year	AAA	AA	A	BBB	Grade	Fair Value	Exposure

Pre-2000	$5.3	$—	$—	$38.2	$20.2	$63.7	6.1%
2000	52.8	23.8	—	—	—	76.6	7.3
2001	136.2	26.5	7.1	—	—	169.8	16.2
2002	43.0	—	13.5	—	—	56.5	5.4
2003	169.4	16.0	—	—	—	185.4	17.7
2004	142.7	10.2	4.2	7.0	6.8	170.9	16.3
2005	102.8	—	—	3.0	—	105.8	10.1
2006	141.9	—	—	—	42.9	184.8	17.6
2007	—	—	—	5.7	28.8	34.5	3.3

Total Fair Value	$794.1	$76.5	$24.8	$53.9	$98.7	$1,048.0	100.0%

% of Total Fair Value	75.8%	7.3%	2.4%	5.1%	9.4%	100.0%

Approximately 15% of our CMBS portfolio is rated BBB or lower with an average duration of 2.2 years, compared to 2.8 years for the entire CMBS portfolio. In addition, we believe the non-investment-grade securities which we hold that originated in 2006 and 2007 will have lower frequency of default than those generally originated in that class of issuance due to the underlying strength of the single transaction borrowers.

We also held CMBS interest only (IO) securities at March 31, 2008. The IO portfolio had an average credit quality of AAA- and a duration of 1.8 years. These securities had a net unrealized loss of $9.6 million at March 31, 2008, compared to a net unrealized loss of $.2 million at December 31, 2007. The following table quantifies the fair value and total exposure of these securities by the year of deal origination.

Commercial Mortgage-Backed Obligations: Interest Only
($ in millions)
Deal Origination Year	Fair Value	% of Total Exposure

Pre-2000	$6.8	1.0%
2000	34.4	5.0
2001	25.3	3.6
2002	28.7	4.1
2003	104.4	15.1
2004	107.8	15.6
2005	177.4	25.6
2006	207.9	30.0

Total Fair Value	$692.7	100.0%

The IO portfolio is approximately 90% comprised of planned amortization class IOs, which provide bondholders greater protection against loan prepayment or default risk inherent in these types of securities. Since 2004, 100% of the IO securities we have purchased were made up of this more protected class.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2008, were $3,542.5 million of state and local government obligations with an overall credit rating of AA+. About one-third, or $1,143.8 million, of these securities were insured general obligation or revenue bonds, which in the aggregate had a decline in credit quality from AAA at December 31, 2007 to AA+ as of March 31, 2008. The credit quality decline was primarily due to a rating downgrade of FGIC, a bond insurer, from AAA to BB. The following table shows the composition and credit rating of these municipal obligations by monoline insurer at March 31, 2008. The credit rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities

Monoline Insurer/		General	Revenue
Rating		Obligations	Bonds	Total

FGIC
AA		$150.0	$130.6	$280.6
A		77.6	10.3	87.9

		$227.6	$140.9	$368.5

AMBAC
AA		$130.4	$71.3	$201.7
A		38.9	2.0	40.9
BBB		—	4.4	4.4
Non-rated		—	2.4	2.4

		$169.3	$80.1	$249.4

MBIA
AA		$96.1	$90.3	$186.4
A		44.0	47.2	91.2
BBB		—	5.3	5.3

		$140.1	$142.8	$282.9

FSA
AA		$86.9	$128.0	$214.9
A		—	23.6	23.6
BBB		—	4.5	4.5

		$86.9	$156.1	$243.0

TOTAL
AA		$463.4	$420.2	$883.6
A		160.5	83.1	243.6
BBB		—	14.2	14.2
Non-rated		—	2.4	2.4

		$623.9	$519.9	$1,143.8

As of March 31, 2008, the insurance enhanced general obligation and revenue bonds had a combined net unrealized gain of $21.8 million. We believe that the valuation of these securities is related to the credit rating of the underlying municipal bonds with only a small adjustment related to the credit insurance. Our policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2008, were $1.0 billion of fixed-rate corporate securities which have a duration of 4.3 years and an overall credit quality rating of A-. These securities had a net unrealized gain of $.3 million at March 31, 2008, compared to a net unrealized gain of $2.5 million at December 31, 2007. The table below shows the exposure break-down by rating and sector.

Corporate Securities Rating by Sector
Sector	AAA	AA	A	BBB	% of Portfolio

Financial	.4%	15.2%	22.9%	3.3%	41.8%
Industrial	—	—	6.5	49.8	56.3
Utility	—	—	1.9	—	1.9

Total	.4%	15.2%	31.3%	53.1%	100.0%

PREFERRED STOCKS — REDEEMABLE AND NONREDEEMABLE
Included in fixed-income securities are redeemable and nonredeemable preferred stocks, which represented approximately 19% of our total investment portfolio, or $2.7 billion at March 31, 2008, and had an overall credit quality rating of A-. These securities had a net unrealized loss of $579.5 million at March 31, 2008, compared to a net unrealized loss of $342.0 million at December 31, 2007. The table below shows the exposure break-down by rating and sector.

Preferred Stocks Rating by Sector
				Non-Investment
Sector	AA	A	BBB	Grade	% of Portfolio

Financial	7.7%	41.6%	13.5%	3.7%	66.5%
Agency	15.3	—	—	—	15.3
Industrial	—	4.2	4.5	5.5	14.2
Utility	—	1.5	2.5	—	4.0

Total	23.0%	47.3%	20.5%	9.2%	100.0%

Approximately half of these securities pay dividends that have tax preferential characteristics, while the balance are fully taxable. In addition, all of our non-investment-grade preferred stocks were with issuers who maintain investment-grade senior debt ratings.
For these preferred securities, approximately two-thirds are fixed-rate securities and one-third are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date either by paying a higher dividend amount or by paying floating-rate coupons after such date. Of our fixed-rate securities, approximately 82% will convert to floating-rate dividend payments if not called at their initial call date.
As shown in the table, the majority of this portfolio is in the financial services sector, reflecting both the composition of the preferred market, which is dominated by financial issuers, as well as our belief that there is better relative economic value in the preferred stock market than in the comparable debt market without significantly increasing our investment risk, despite the potential short-term volatility. Within the financial sector, approximately 60% of our holdings are in large capitalization banks and 20% are in large U.S. broker/dealers.

Common Equities
Common equities, as reported on the balance sheets at March 31, were comprised of the following:

(millions)	2008		2007
Common stocks	$2,090.5	99.3%	$2,374.8	99.3%
Other risk investments	13.7	.7	16.1	.7

Total common equities	$2,104.2	100.0%	$2,390.9	100.0%

Common equities, which generally have greater risk and volatility of fair value than fixed-income securities, may range from 0% to 25% of the investment portfolio. Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. For the first quarter 2008 and 2007, the GAAP basis total return was within our tracking error.
Our common equity allocation is intended to enhance the return of and provide diversification for the total portfolio. To maintain high correlation with the Russell 1000, we held 677 out of 999, or approximately 68%, of the common stocks comprising the index at March 31, 2008. Our individual holdings are selected based on their contribution to the correlation with the index.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for the $.2 million of open funding commitments at March 31, 2008.
Trading Securities
Trading securities may be entered into from time to time for the purpose of near-term profit generation. We have not entered into any trading securities during the last two years.
Derivative Instruments
From time to time, we invest in derivative instruments. During the first quarter 2008, we entered into an interest rate swap, on which we pay a fixed interest rate for 5 years, with a notional amount of $225 million. During the quarter, we also closed interest rate swaps, on which we had received a fixed interest rate for 5 and 10 years, with a combined notional value of $1.3 billion. We invested in these interest rate swaps primarily to manage duration. For the first quarter 2008, both the open and closed positions generated total net realized gains of $51.3 million. In April 2008, we closed the interest rate swap position we entered during the first quarter 2008 and recognized an additional gain of $5.8 million. We had no interest rate swaps during the first quarter 2007.
As of March 31, 2008, we held a short credit default protection using credit default swap derivatives on an investment-grade asset-backed index with a credit quality of BBB-, comprised of 20 bonds in the sub-prime mortgage sector, with a notional amount of $140 million. We received upfront cash payments of $43.3 million, effectively reducing our maximum exposure of loss to $96.7 million as of March 31, 2008. During the first quarter 2008, this derivative position generated a net loss of $18.9 million, bringing the inception-to-date loss on this position to $72.8 million. As required by the counterparty contract, during the first quarter 2008, we delivered $10.6 million of collateral in the form of U.S. Treasury Notes to reduce counterparty credit risk, for a total of $44.7 million in collateral on the open swap position.
As of March 31, 2007, we held a short credit default protection with $50 million in notional value on a similar investment-grade asset-backed index. We received upfront cash of $8.0 million, effectively reducing the maximum exposure to $42.0 million. No collateral deliveries were required during the first quarter 2007.
For the short credit default swap derivatives in both 2008 and 2007, we matched their notional amounts with Treasury Notes with the same maturity and principal value to cover our off-balance-sheet exposure. These derivative positions generated net losses of $13.1 million and $.1 million as of March 31, 2008 and 2007, respectively.

Following is a summary of our net realized gains (losses) on the credit default protection we sold using credit default swaps and matched with Treasury Notes for the quarters ended March 31:

(millions)	2008	2007

Credit default swap	$(18.9)	$(.1)
Treasury Notes	5.8	—

Combined gain (loss)	$(13.1)	$(.1)

Additionally, during the first quarter 2007, we purchased $140 million of notional credit default exposure on a corporate investment-grade index. The position generated a net gain of $.6 million as of March 31, 2007 and was closed prior to the end of 2007. We held no corporate investment-grade-index derivatives during the first quarter 2008.
For all the derivative positions discussed above, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or a liability. To be reported as a component of the available-for-sale portfolio, the realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would reflect realized loss plus the amount of upfront cash received (or netted if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to the immaterial effect on our financial condition, cash flows and results of operations.
B. Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) decreased 3% for the first quarter 2008, compared to the same period last year, primarily a result of a decrease in average assets associated with our recapitalization plan in 2007, partially offset by a modest increase in investment yields.
Investment expenses were $1.5 million for the first three months of 2008, compared to $2.8 million for the same period in 2007, primarily reflecting a true-up in the first quarter 2008 to the final 2007 Gainsharing (cash incentive) payout for our investment managers. Interest expense for the first quarter 2008 was $34.3 million, compared to $18.9 million for the first quarter 2007. The increase in 2008 reflects the June 2007 issuance of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067.
We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) and changes in unrealized gains (losses) on investments. We reported the following investment results for the three months ended March 31:

	2008	2007
Pretax recurring investment book yield	4.8%	4.7%
Weighted average FTE book yield	5.7%	5.4%
FTE total return:
Fixed-income securities	(.6)%	1.7%
Common stocks	(9.3)%	1.4%
Total portfolio	(2.0)%	1.7%

Realized Gains/Losses
The components of net realized gains (losses) for the three months ended March 31, were:

(millions, except per share amounts)	2008	2007

Fixed maturities	$81.8	$18.0
Preferred stocks	.5	2.8
Common equities	6.3	13.2
Derivatives	51.3	.6

Total gross realized gains	139.9	34.6

Fixed maturities	(3.0)	(3.7)
Preferred stocks	(47.3)	(.5)
Common equities	(44.3)	(7.0)
Derivatives	(13.1)	(.1)

Total gross realized losses	(107.7)	(11.3)

Fixed maturities	78.8	14.3
Preferred stocks	(46.8)	2.3
Common equities	(38.0)	6.2
Derivatives	38.2	.5

Total net realized gains (losses) on securities	$32.2	$23.3

Per share (diluted basis)	$.03	$.02

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, rebalancing of our equity-indexed portfolio and holding period valuation changes on derivatives. From time to time, gross realized losses also include write-downs for securities determined to be other-than-temporarily impaired in our fixed-income and/or equity portfolios. For the three months ended March 31, 2008, realized gains (losses) also included $3.4 million of net losses related to certain hybrid securities within our preferred stock portfolio that are reported at fair value, compared to $.9 million of net gains for the three months ended March 31, 2007.
OTHER-THAN-TEMPORARY IMPAIRMENT (OTI)
Realized losses may include write-downs of securities determined to have had an other-than-temporary decline in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments, and perform detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates or equity market declines (i.e., negative returns at either a sector index level or the broader market level).
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
For fixed-income investments with unrealized losses due to market- or sector-related declines where we have the intent and ability to hold the investment for the period of time necessary to recover a substantial portion of the investment’s impairment and collect the interest obligation, declines are not deemed to qualify as other-than-temporary. Our policy for common stocks with market- or sector-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered under historical market conditions when the security has been in such a loss position for three consecutive quarters.

When a security in our investment portfolio has an unrealized loss in fair value that is deemed to be other-than-temporary, we reduce the book value of such security to its current fair value, recognizing the decline as a realized loss in the income statement. All other unrealized gains or losses are reflected in shareholders’ equity. The write-down activity for the three months ended March 31 was as follows:

		Write-downs	Write-downs
	Total	On Securities	On Securities
	Write-	Subsequently	Held at Period
(millions)	downs	Sold	End

2008
Fixed income	$45.6	$—	$45.6
Common equities	6.9	1.2	5.7

Total portfolio	$52.5	$1.2	$51.3

2007
Fixed income	$.2	$—	$.2
Common equities	.4	.4	—

Total portfolio	$.6	$.4	$.2

All of our other-than-temporary impairment write-downs were the result of fundamental issues with the underlying issuers. For the fixed-income portfolio, we wrote-down $42.7 million of preferred stocks and $2.9 million related to sub-prime home equity loan backed bonds, while for the common stock portfolio, we wrote down $6.9 million. The write-downs reflect our opinion that a recovery in value in these securities would require a longer time horizon than we expect to hold them.
The following tables stratify the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2008, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines was different from what is stated above.

(millions)		Total Gross	Decline of Investment Value
	Fair	Unrealized
Fixed Income	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$1,674.9	$43.9	$9.7	$5.8	$—	$—
Unrealized loss for 2 quarters	874.7	157.6	143.7	128.6	7.3	3.2
Unrealized loss for 3 quarters	660.7	257.7	255.6	214.1	67.9	21.2
Unrealized loss for 1 year or longer	1,930.3	227.6	125.7	91.3	45.0	9.0

Total	$5,140.6	$686.8	$534.7	$439.8	$120.2	$33.4

(millions)		Total Gross	Decline of Investment Value
	Fair	Unrealized
Common Equity	Value	Losses	>15%	>25%	>35%	>45%
Unrealized loss for 1 quarter	$127.3	$12.0	$4.9	$.2	$—	$—
Unrealized loss for 2 quarters	38.7	4.7	2.1	.6	—	—
Unrealized loss for 3 quarters	3.6	.1	—	—	—	—
Unrealized loss for 1 year or longer	19.5	3.1	—	—	—	—

Total	$189.1	$19.9	$7.0	$.8	$—	$—

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs.
The majority of the securities within the fixed-income portfolio that make up the $125.7 million of unrealized losses existing for a period of one year or longer and the $255.6 million of unrealized losses existing for 3 quarters, both with a greater than 15% decline in value, are in the financial sector, which has been impacted by the sub-prime market issues that arose during the latter part of the fourth quarter 2007 and continued during the first quarter 2008. In addition, the $45.0 million of unrealized losses existing for a period of one year or longer and the $67.9 million of unrealized losses for 3 quarters, both with a greater than 35% decline in value, are limited to four issuers that are also within the financial sector that have a significant exposure to sub-prime loans and securities backed by sub-prime loans.
We completed a thorough review of the securities in these loss categories and determined that these securities were not other-than-temporarily impaired. Among other factors, we have the intent and ability to hold these investments for periods of time that we believe to be necessary to recover a substantial portion of the investments’ impairment and collect the interest obligations, and will do so, as long as the securities continue to be consistent with our investment strategy. We will retain the common stocks as necessary to maintain correlation to the Russell 1000 Index as long as the portfolio and index correlation remain similar. If our strategy changes, we will recognize any necessary write-downs, if then required under our stated policy and the then current accounting standards. We will continue to closely monitor these securities, and analyze developments and conditions relating to the issuers, to determine if a future impairment write-down is necessary.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income or book value.
C. Repurchase Transactions
During the quarter, we entered into repurchase commitment transactions, whereby we loaned U.S. Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions were typically overnight arrangements. The cash proceeds were invested in Eurodollar and commercial paper obligations issued by large, high-quality institutions with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the three months ended March 31, 2008, our largest single outstanding balance of repurchase commitments was $676.3 million, which was open for 1 day; the average daily balance of repurchase commitments was $472.3 million for the quarter. We had no open repurchase commitments at March 31, 2008 and 2007. We earned income of $.7 million and $.2 million on repurchase commitments during the three months ended March 31, 2008 and 2007, respectively.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Reported results, therefore, may appear to be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.3 years at March 31, 2008 and 3.5 years at December 31, 2007. The weighted average beta of the equity portfolio was 1.0 at both March 31, 2008 and December 31, 2007, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2007.
We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility and as a component of our longer-term contingency capital planning. VaR quantifies the potential reductions in total investment returns on a GAAP basis, which includes recurring investment income, realized gains (losses) and changes in unrealized gains (losses) on investments. The VaR reported below represents the expected maximum loss at 99% confidence within a 66-day trading period based on recent market volatility. Total portfolio VaR is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

(millions)	March 31, 2008	December 31, 2007
66-Day VaR
Fixed-income portfolio	$(302.2)	$(358.5)
% of portfolio	(2.6)%	(3.0)%
% of shareholders’ equity	(6.4)%	(7.3)%

Common equity portfolio	$(483.9)	$(449.5)
% of portfolio	(23.0)%	(19.3)%
% of shareholders’ equity	(10.2)%	(9.1)%

Total portfolio	$(394.7)	$(387.8)
% of portfolio	(2.8)%	(2.7)%
% of shareholders’ equity	(8.3)%	(7.9)%
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

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes in the risk factors that were discussed in our Annual Report on
Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
2008	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Calendar Month	Shares Purchased	per Share	Programs	Programs

January	2,066,773	$18.87	43,615,882	56,384,118
February	1,875,000	18.78	45,490,882	54,509,118
March	2,600,000	16.12	48,090,882	51,909,118

Total	6,541,773	$17.75

In June 2007, the Board of Directors authorized the repurchase of up to 100 million common shares. This Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first quarter 2008, all repurchases were accomplished through the open market. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.
Item 4. Submission of Matters to a Vote of Security Holders.
At Progressive’s April 18, 2008, Annual Meeting of Shareholders, 603,129,635 Common Shares were represented in person or by proxy.
At the meeting, shareholders elected the four directors named below. The votes cast for each director were as follows:

Director	Term Expires	For	Withheld

Charles A. Davis	2011	581,515,977	21,613,658
Bernadine P. Healy, M.D.	2011	587,934,415	15,195,220
Jeffrey D. Kelly	2011	591,302,068	11,827,567
Abby F. Kohnstamm	2011	591,681,878	11,447,757

The following are the directors whose terms continued after the meeting:

Director	Term Expires

Stephen R. Hardis	2009
Norman S. Matthews	2009
Bradley T. Sheares, Ph.D.	2009
Peter B. Lewis	2010
Patrick H. Nettles	2010
Glenn M. Renwick	2010
Donald B. Shackelford	2010
Shareholders approved amendments to The Progressive Corporation’s Amended Articles of Incorporation and Code of Regulations to adopt a majority voting standard in uncontested elections of directors. This proposal received 589,761,342 affirmative votes and 6,494,146 negative votes. There were 6,874,147 abstentions and no broker non-votes with respect to this proposal.
Shareholders approved an amendment to The Progressive Corporation’s Code of Regulations to modify the definition of a directors “term of office”. This proposal received 595,704,978 affirmative votes and 2,140,446 negative votes. There were 5,284,211 abstentions and no broker non-votes with respect to this proposal.
Shareholders approved an amendment to The Progressive Corporation’s Code of Regulations to increase the maximum number of director positions from 12 to 13 and to fix the number of directors at 13. This proposal received 544,455,789 affirmative votes and 3,916,145 negative votes. There were 5,137,150 abstentions and 49,620,551 broker non-votes with respect to this proposal.
Shareholders ratified the appointment of PricewaterhouseCoopers LLP as Progressive’s independent registered public accounting firm for 2008. This proposal received 592,165,415 affirmative votes and 5,799,596 negative votes. There were 5,164,624 abstentions and no broker non-votes with respect to this proposal.
Item 5. Other Information.
In March 2008, Progressive granted time-based restricted stock awards covering a total of 2,360,103 common shares to 729 management employees, including 10 executive officers, under Progressive’s 2003 Incentive Plan, as amended. These awards were based on a $15.84 closing price of our common shares, as reported on the New York Stock Exchange, on the date of grant. These awards had an aggregate dollar value of approximately $37.4 million. The time-based restricted stock awards are scheduled to vest in equal installments on January 1 of 2011, 2012 and 2013, respectively.
In addition, we granted performance-based restricted stock awards covering a total of 528,640 common shares to 41 executives and senior managers pursuant to our 2003 Incentive Plan. These performance-based awards will vest upon the date of a news release reporting earnings for Progressive and its subsidiaries for a fiscal month which is the final month of a period of 12 consecutive fiscal months during which period Progressive’s insurance subsidiaries have generated net earned premiums of $16.5 billion or more and achieved an average combined ratio of 96 or less. If these objectives are not achieved by December 31, 2017, these awards will be forfeited. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $8.4 million.

The following table discloses the restricted stock awards granted in March 2008 to each of the named executive officers identified in Progressive’s 2008 Proxy Statement dated March 7, 2008:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Shares	Value[1]	Shares	Value[1]

Glenn M. Renwick President and Chief Executive Officer	236,745	3,750,041	236,740	3,749,962
Brian C. Domeck Vice President and Chief Financial Officer	23,991	380,017	23,990	380,002
Brian J. Passell[2] Group President of Claims	0	0	0	0
Raymond M. Voelker Chief Information Officer	23,043	365,001	23,045	365,033
Charles E. Jarrett Vice President, Secretary and Chief Legal Officer	25,884	410,003	25,885	410,018

[1]	Value is based on the market value at the date of grant of $15.84, without discount for risk of forfeiture of the awards.

[2]	Mr. Passell’s employment was terminated in February 2008 and he was not granted any restricted stock in March 2008.
We also granted time-based restricted stock awards covering a total of 97,956 common shares to our non-employee directors in April 2008. These awards are scheduled to vest on March 18, 2009, and had an aggregate dollar value of approximately $1.8 million at the date of grant.
In addition, President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2008 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 35.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)
Date: May 6, 2008	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under	Form 10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit was
Item 601	Number	Description of Exhibit	Previously Filed with SEC

(3)(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Filed herewith

(3)(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 18, 2008)	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith