Form 10-Q
period 2008-06-30
PROGRESSIVE CORP/OH/
filed 2008-08-07
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
       Common Shares, $1.00 par value: 675,549,693 outstanding at July 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months			Six Months
			%			%
Periods Ended June 30,	2008	2007	Change	2008	2007	Change
(millions – except per share amounts)
Revenues
Net premiums earned	$3,411.2	$3,509.2	(3)	$6,801.2	$7,003.0	(3)
Investment income	165.8	167.4	(1)	325.1	330.9	(2)
Net realized gains (losses) on securities	(44.6)	(6.6)	576	(12.4)	16.7	NM
Service revenues	4.2	5.9	(29)	8.6	12.1	(29)

Total revenues	3,536.6	3,675.9	(4)	7,122.5	7,362.7	(3)

Expenses
Losses and loss adjustment expenses	2,471.3	2,488.4	(1)	4,955.3	4,888.9	1
Policy acquisition costs	340.7	355.2	(4)	680.2	710.4	(4)
Other underwriting expenses	379.5	395.6	(4)	763.8	767.1	—
Investment expenses	2.9	4.6	(37)	4.4	7.4	(41)
Service expenses	5.4	4.7	15	10.5	9.9	6
Interest expense	34.3	20.5	67	68.6	39.4	74

Total expenses	3,234.1	3,269.0	(1)	6,482.8	6,423.1	1

Net Income
Income before income taxes	302.5	406.9	(26)	639.7	939.6	(32)
Provision for income taxes	87.0	123.2	(29)	184.8	292.4	(37)

Net income	$215.5	$283.7	(24)	$454.9	$647.2	(30)

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	667.4	721.8	(8)	669.5	729.7	(8)

Per share	$.32	$.39	(18)	$.68	$.89	(23)

Diluted:
Average shares outstanding	667.4	721.8	(8)	669.5	729.7	(8)
Net effect of dilutive stock-based compensation	6.3	7.7	(18)	6.0	7.6	(21)

Total equivalent shares	673.7	729.5	(8)	675.5	737.3	(8)

Per share	$.32	$.39	(18)	$.67	$.88	(23)

Dividends declared per share[1]	$—	$2.00	NM	$—	$2.00	NM

NM = Not Meaningful

[1]	See Note 8 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31,
	2008	2007	2007
(millions)
Assets
Investments — Available-for-sale, at fair value:
Fixed maturities (amortized cost: $9,406.2, $11,406.5 and $9,135.6)	$9,212.9	$11,317.8	$9,184.9
Equity securities:
Preferred stocks (cost: $2,741.8, $2,050.0 and $2,578.1)	2,210.5	2,052.4	2,270.3
Common equities (cost: $1,310.8, $1,495.6 and $1,361.0)	2,039.4	2,532.1	2,327.5
Short-term investments (amortized cost: $513.2, $278.0 and $382.4)	513.2	278.0	382.4

Total investments	13,976.0	16,180.3	14,165.1
Cash	9.9	14.0	5.8
Accrued investment income	123.1	145.0	142.1
Premiums receivable, net of allowance for doubtful accounts of $99.0, $110.3 and $118.1	2,515.5	2,617.3	2,395.1
Reinsurance recoverables, including $42.5, $57.2 and $47.6 on paid losses	308.6	380.5	335.1
Prepaid reinsurance premiums	63.1	84.8	69.8
Deferred acquisition costs	446.2	461.3	426.3
Income taxes	291.2	—	106.0
Property and equipment, net of accumulated depreciation of $636.0, $576.9 and $605.7	1,002.7	987.4	1,000.4
Other assets	178.1	203.0	197.4

Total assets	$18,914.4	$21,073.6	$18,843.1

Liabilities and Shareholders’ Equity
Unearned premiums	$4,403.6	$4,532.7	$4,210.4
Loss and loss adjustment expense reserves	6,000.6	5,841.8	5,942.7
Accounts payable, accrued expenses and other liabilities	1,530.0	1,518.7	1,482.3
Dividends payable[1]	—	1,448.2	98.3
Income taxes	—	56.2	—
Debt[2]	2,174.7	2,173.1	2,173.9

Total liabilities	14,108.9	15,570.7	13,907.6

Common Shares, $1.00 par value (authorized 900.0; issued 797.9, 798.4 and 798.1, including treasury shares of 122.5, 74.3 and 117.9)	675.4	724.1	680.2
Paid-in capital	863.6	853.3	834.8
Accumulated other comprehensive income:
Net unrealized gains on securities	15.4	618.1	465.0
Net unrealized gains on forecasted transactions	26.3	29.2	27.8
Retained earnings	3,224.8	3,278.2	2,927.7

Total shareholders’ equity	4,805.5	5,502.9	4,935.5

Total liabilities and shareholders’ equity	$18,914.4	$21,073.6	$18,843.1

[1]	See Note 8 — Dividends for further discussion.

[2]	Consists of long-term debt. See Note 4 — Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Six Months Ended June 30,	2008	2007
(millions)
Cash Flows From Operating Activities
Net income	$454.9	$647.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48.0	53.0
Amortization of fixed maturities	126.2	133.2
Amortization of stock-based compensation	16.0	15.9
Net realized (gains) losses on securities	12.4	(16.7)
Net (gain) loss on disposition of property and equipment	1.0	—
Changes in:
Premiums receivable	(120.4)	(119.1)
Reinsurance recoverables	26.5	53.3
Prepaid reinsurance premiums	6.7	4.7
Deferred acquisition costs	(19.9)	(20.3)
Income taxes	56.9	49.4
Unearned premiums	193.2	197.7
Loss and loss adjustment expense reserves	57.9	116.8
Accounts payable, accrued expenses and other liabilities	41.7	101.2
Other, net	38.6	(12.8)

Net cash provided by operating activities	939.7	1,203.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(2,663.5)	(5,108.3)
Equity securities	(546.6)	(738.8)
Short-term investments — auction rate securities	(479.5)	(4,839.9)
Sales:
Fixed maturities	2,188.7	3,246.6
Equity securities	278.6	419.8
Short-term investments — auction rate securities	479.5	5,008.6
Maturities, paydowns, calls and other:
Fixed maturities	227.9	297.7
Equity securities	34.9	5.1
Net (purchases) sales of short-term investments — other	(130.5)	134.4
Net unsettled security transactions	(24.8)	27.4
Purchases of property and equipment	(51.3)	(68.6)
Sale of property and equipment	—	1.6

Net cash used in investing activities	(686.6)	(1,614.4)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	18.8	12.8
Tax benefit from exercise/vesting of stock-based compensation	8.0	8.2
Proceeds from debt[1]	—	1,021.7
Dividends paid to shareholders[2]	(98.3)	—
Acquisition of treasury shares	(177.5)	(623.4)

Net cash provided by (used in) financing activities	(249.0)	419.3

Increase (decrease) in cash	4.1	8.4
Cash, January 1	5.8	5.6

Cash, June 30	$9.9	$14.0

[1]	Includes a $34.4 million pretax gain received upon closing a forecasted debt issuance hedge. See Note 4 – Debt in our 2007 Annual Report to Shareholders, which is filed as Exhibit 13 to our 2007 Annual Report on Form 10-K, for further discussion.

[2]	See Note 8 — Dividends for further information.
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
The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended June 30, 2008, are not necessarily indicative of the results expected for the full year.
Certain prior year balances have been reclassified to conform with the current Balance Sheet presentation.
Note 2 Investments — The composition of the investment portfolio at June 30 was:

				Net
		Gross	Gross	Realized		% of Total
		Unrealized	Unrealized	Gains	Fair	Portfolio
($ in millions)	Cost	Gains	Losses	(Losses)[2]	Value	(at fair value)

2008
Fixed maturities[1]	$9,406.2	$54.7	$(248.0)	$—	$9,212.9	65.9%
Equity securities:
Preferred stocks	2,741.8	3.4	(515.0)	(19.7)	2,210.5	15.8
Common equities	1,310.8	770.0	(41.4)	—	2,039.4	14.6
Short-term investments:
Other short-term investments	513.2	—	—	—	513.2	3.7

Total portfolio[3]	$13,972.0	$828.1	$(804.4)	$(19.7)	$13,976.0	100.0%

2007
Fixed maturities	$11,406.5	$45.0	$(133.7)	$—	$11,317.8	70.0%
Equity securities:
Preferred stocks	2,050.0	23.6	(20.4)	(.8)	2,052.4	12.7
Common equities	1,495.6	1,038.1	(1.6)	—	2,532.1	15.6
Short-term investments:
Other short-term investments	278.0	—	—	—	278.0	1.7

Total portfolio[3]	$15,230.1	$1,106.7	$(155.7)	$(.8)	$16,180.3	100.0%

[1]	Includes $9.2 million of gains on our open interest rate swap position, as well as $49.6 million of collateral in the form of Treasury Notes that was delivered to the counterparty on our open credit default swaps. See the Derivative Instruments section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

[2]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).

[3]	Includes net unsettled security acquisitions of $52.2 million and $69.3 million at June 30, 2008 and 2007, respectively.
Our fixed-maturity securities include debt securities and redeemable preferred stocks. The preferred stock portfolio includes nonredeemable preferred stocks and certain perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks (i.e., hybrid securities). At June 30, 2008 and 2007, our preferred stock portfolio included $116.8 million and $57.8 million, respectively, of such hybrid securities. Short-term investments can include auction rate securities (i.e., certain municipal bonds and preferred stocks) and other short-term investments. We held no auction rate securities at June 30, 2008 or 2007. Our other short-term investments include Eurodollar deposits, commercial paper and other investments which are expected to mature within one year. Common equities include common stocks and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds).

Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities and derivative instruments) reported as a component of accumulated other comprehensive income, net of deferred income taxes. The change in fair value of the hybrid securities and derivative instruments is recorded as a component of net realized gains (losses) on securities.
During the second quarter and first six months of 2008, we wrote-down $42.8 million and $95.3 million, respectively, in securities determined to have an other-than-temporary decline in fair value. For the second quarter 2008, the write-downs included $25.5 million in preferred stocks, $6.4 million of common equities and $10.9 million of fixed-maturity asset-backed securities. For the first six months of 2008, the write-downs included $68.2 million in preferred stocks, $13.3 million of common equities and $13.8 million of fixed-maturity asset-backed securities. All of these write-downs were the result of fundamental issues with the underlying issuers. See the Other-Than-Temporary Impairment section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Note 3 Fair Value — We adopted Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” which was effective January 1, 2008, in the first quarter 2008, as it applies to our financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosure about fair value measurements. Adopting this statement has not had an effect on our financial condition, cash flows or results of operations.
In accordance with SFAS 157, we have categorized our financial instruments, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels as follows:
•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities).

•	Level 2: Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly. This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means (e.g., certain corporate and municipal bonds and certain preferred stocks).

•	Level 3: Inputs that are unobservable. Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).

The composition of the investment portfolio as of June 30, 2008, was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total
Fixed maturities	$1,659.0	$7,404.6	$149.3	$9,212.9
Preferred stocks	1,128.7	1,081.8	—	2,210.5
Common equities	2,025.6	—	13.8	2,039.4

	$4,813.3	$8,486.4	$163.1	13,462.8

Short-term investments: other[1]				513.2

Total portfolio				$13,976.0

[1]	These securities are not subject to fair value measurement since they are cash equivalents (e.g., mature within one business day); therefore, we report these securities at cost, which approximates fair value.
We currently have no material financial liabilities that would require categorization.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2008:

	Level 3 Fair Value
	Three months ended June 30, 2008
	Fixed	Preferred	Common
(millions)	Maturities	Stocks	Equities	Total
Fair value at March 31, 2008	$155.9	$—	$13.7	$169.6
Calls/maturities/paydowns	(3.5)	—	—	(3.5)
Change in valuation	(3.1)	—	.1	(3.0)

Fair value at June 30, 2008	$149.3	$—	$13.8	$163.1

	Level 3 Fair Value
	Six months ended June 30, 2008
	Fixed	Preferred	Common
(millions)	Maturities	Stocks	Equities	Total
Fair value at December 31, 2007	$119.4	$115.6	$13.7	$248.7
Calls/maturities/paydowns	(5.3)	—	—	(5.3)
Transfers in (out) [1]	46.7	(115.6)	—	(68.9)
Change in valuation	(11.5)	—	.1	(11.4)

Fair value at June 30, 2008	$149.3	$—	$13.8	$163.1

[1]	Represents movement between the fair value hierarchy levels during the six months ended June 30, 2008, reflecting changes in the inputs used to measure fair value during the period.
There were no purchases, sales or realized gains (losses) associated with the Level 3 securities during the three and six months ended June 30, 2008.

Note 4 Debt — Debt at June 30 consisted of:

	2008		2007
	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value
6.375% Senior Notes due 2012	$348.7	$362.2	$348.4	$359.5
7% Notes due 2013	149.3	159.1	149.1	159.7
6 5/8% Senior Notes due 2029	294.5	293.6	294.4	309.6
6.25% Senior Notes due 2032	394.0	377.0	393.9	394.9
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	988.2	860.7	987.3	996.3

Total	$2,174.7	$2,052.6	$2,173.1	$2,220.0

Note 5 Supplemental Cash Flow Information — We paid income taxes of $118.0 million and $235.0 million during the six months ended June 30, 2008 and 2007, respectively. Total interest paid was $72.3 million and $38.8 million for the six months ended June 30, 2008 and 2007, respectively. Non-cash activity includes changes in net unrealized gains (losses) on investment securities and declared, but unpaid, dividends to shareholders (see Note 8 – Dividends for further discussion).
Note 6 Segment Information — Our Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles through the Agency and Direct channels. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the specialty truck and business auto markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing our small run-off businesses. Our service businesses include providing insurance-related services, primarily policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All segment revenues are generated from external customers.
Following are the operating results for the periods ended June 30:

	Three Months				Six Months
	2008		2007		2008		2007
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,848.0	$93.5	$1,936.9	$120.0	$3,694.0	$208.0	$3,871.8	$295.8
Direct	1,113.1	92.0	1,101.8	92.1	2,207.1	133.9	2,193.7	216.5

Total Personal Lines[1]	2,961.1	185.5	3,038.7	212.1	5,901.1	341.9	6,065.5	512.3
Commercial Auto	445.3	33.9	465.4	57.1	890.0	59.8	926.7	122.9
Other indemnity	4.8	.3	5.1	.8	10.1	.2	10.8	1.4

Total underwriting operations	3,411.2	219.7	3,509.2	270.0	6,801.2	401.9	7,003.0	636.6
Service businesses	4.2	(1.2)	5.9	1.2	8.6	(1.9)	12.1	2.2
Investments[2]	121.2	118.3	160.8	156.2	312.7	308.3	347.6	340.2
Interest expense	—	(34.3)	—	(20.5)	—	(68.6)	—	(39.4)

Consolidated total	$3,536.6	$302.5	$3,675.9	$406.9	$7,122.5	$639.7	$7,362.7	$939.6

[1]	Private passenger automobile insurance accounted for 90% of the total Personal Lines segment net premiums earned in both the second quarter and first six months of 2008, respectively, compared to 91% for both the same periods last year.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.
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

	Three Months				Six Months
	2008		2007		2008		2007
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	5.1%	94.9	6.2%	93.8	5.6%	94.4	7.6%	92.4
Direct	8.3	91.7	8.4	91.6	6.1	93.9	9.9	90.1
Total Personal Lines	6.3	93.7	7.0	93.0	5.8	94.2	8.4	91.6
Commercial Auto	7.6	92.4	12.3	87.7	6.7	93.3	13.3	86.7
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	6.4	93.6	7.7	92.3	5.9	94.1	9.1	90.9

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of losses in, such businesses.
Note 7 Comprehensive Income — Total comprehensive income was $94.4 million and $301.5 million for the three months ended June 30, 2008 and 2007, respectively, and $3.8 million and $690.2 million for the six months ended June 30, 2008 and 2007, respectively.
Note 8 Dividends — In January 2008, Progressive paid dividends of $98.3 million, or $.1450 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy.
Progressive’s policy is to pay an annual variable dividend, payable shortly after the close of each year. This annual dividend will be based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor (“Gainshare factor”). The Gainshare factor can range from zero to two and will be determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This dividend program is aligned with the variable cash incentive program currently in place for our employees.
For 2008, the Board established that the variable dividend will be based on 20% of after-tax underwriting profit. Through the second quarter 2008, the Gainshare factor was .70. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor at the end of any interim period. However, if the Gainshare factor is zero or if our after-tax comprehensive income (which includes net investment income, as well as both realized gains and losses in securities and the change in unrealized gains and losses during the period) is less than after-tax underwriting income, no dividend will be paid. For the six months ended June 30, 2008, our after-tax comprehensive income was $3.8 million, which is less than the $261.2 million of after-tax underwriting income for the same period. Based on results as of June 30, 2008, no dividend would be payable under our variable dividend policy.
Although it is our intent to calculate an annual dividend based on the policy outlined, the Board could decide to alter our policy or to not pay the annual dividend for 2008 or future years at any time prior to the declaration of the dividend for the year. While the declaration of the dividend remains within the Board’s discretion, the Board is expected to apply the provisions of the policy and, if appropriate, declare the 2008 annual dividend in December 2008 with a record date in January 2009 and payment shortly thereafter.
In June 2007, Progressive’s Board of Directors declared an extraordinary cash dividend of $2.00 per common share, payable on September 14, 2007 to shareholders of record at the close of business on August 31, 2007. This extraordinary cash dividend was accrued in the aggregate amount of approximately $1.4 billion based upon the number of common shares outstanding at June 30, 2007.
Note 9 Litigation — One or more of The Progressive Corporation’s insurance subsidiaries are named as a defendant in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies are considered in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as a defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act, charging betterment in first party physical damage claims, the adjusting of personal injury protection and medical payment claims, the use of automated database vendors or products to assist in evaluating certain bodily injury claims, policy implementation, renewal and cancellation procedures and cases challenging other aspects of our claims and marketing practices and business operations.
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
Note 10 Subsequent Event — During July, our total investment portfolio generated $405.5 million of marked-to-market net losses reflecting significant market activity during the month. The largest decrease was in our preferred stock portfolio, resulting from further disruption in the mortgage and credit markets, reflecting the crisis of confidence regarding the Federal National Mortgage Association (FNMA, “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (FHLMC, “Freddie Mac”), two government-sponsored enterprises, which hold about one-half of the country’s mortgage loans. The following table presents our Fannie Mae and Freddie Mac holdings as of June 30, 2008:

		Net Unrealized	Fair
(millions)	Cost	Gains (Losses)[1]	Value

Fixed-income securities
Asset-backed securities	$—	$—	$—
Corporate securities	—	—	—
Preferred stocks	499.3	(68.1)	422.8

Subtotal fixed-income	499.3	(68.1)	422.8
Common stocks	8.6	(3.2)	5.4

Total agency holdings	$507.9	$(71.3)	$428.2

[1]	Excludes an $8.4 million net holding period loss on a hybrid security; at July 31, 2008, the holding period loss was $15.3 million.
For July, our Fannie Mae and Freddie Mac securities contributed $157.2 million of the marked-to-market net losses. See the Results of Operations-Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Based on our analysis of the issuers’ capital and liquidity positions, as well as current market conditions, we continue to believe that our preferred stock holdings will continue to make timely dividend payments and are likely to substantially recover their value. If and to the extent that this recovery does not occur and/or the issuers are unable to make timely payments, there could be an impact on our results of operations, cash flows and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
I. OVERVIEW
For the second quarter 2008, The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 6.4%. Companywide policies in force increased 3% on a year-over-year basis, while net premiums written and earned decreased 1% and 3%, respectively, reflecting the impact of our prior rate decreases, which began in mid-2006 and continued until late 2007. For the second quarter 2008, net income was $215.5 million, or $.32 per share, compared to $283.7 million, or $.39 per share, for the same period last year. In addition to the impact of the prior rate decreases, the quarter-over-prior-year-quarter decrease in net income also reflects the larger catastrophe losses incurred in the second quarter 2008 and the higher realized losses on securities in the current year.
As highlighted above, our aggregate premium growth measures, both written and earned, were down for the second quarter 2008, compared to the same period last year, despite increases in policies in force. Premium growth can be explained by some combination of new business applications (i.e., issued policies), premium per policy (i.e., rates) and customer retention. On a quarter-over-prior-year-quarter basis, companywide new business applications decreased 5%, while renewal applications increased 5%. New business acquisition continues to be a challenge, especially in our Agency business. We currently have several initiatives underway aimed at spurring new business growth, including the expansion of our usage-based insurance product and the introduction of a program that provides customers the opportunity to select the price they would like to pay for auto insurance and we will tell them the level of coverage that the selected price will provide. In addition, during the quarter, we began offering our personal auto and boat insurance products in Massachusetts; we now offer personal auto in all 50 states and the District of Columbia.
On a year-over-year basis, for the second quarter 2008, we have seen an overall decrease in average written premium per auto policy of 3%. During the second quarter, we continued focusing our efforts on raising rates where necessary to meet our loss cost inflation expectations. We will continue to evaluate future rate needs and react quickly to changing trends.
Our effort to increase customer retention continues to be one of our most significant initiatives, and we are continuing to see the benefits. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or non-renewal, is one measure of customer retention. The policy life expectancy for our Agency and Direct auto businesses has been on a continuing upward trend over the past few quarters and is now about 11% and 13% higher, respectively, than the same measure a year ago. Commercial Auto’s retention has remained relatively flat over the same period last year.
Policies in force, our primary growth metric, increased 3% on a companywide basis since the second quarter last year. We achieved policy growth in Personal Auto, Special Lines and Commercial Auto. Direct auto, which currently represents about 38% of our auto policies in force, grew 7%, while the Agency auto business declined 2%. Our fastest personal auto growth area continues to be in our Internet-produced business.
Our second quarter 2008 profit margin was 6.4%. Our profitability goal remains an aggregate companywide underwriting margin of 4%. We realize that there may be some variance around this target, at both the product and state levels and even in the short term at the aggregate level. Nevertheless, this remains our long-term goal, and we will react quickly to change rates if frequency or severity trends vary from our expectations.

Our loss and loss adjustment expense ratio was 1.6 points higher in the second quarter 2008, as compared to the same period last year. The increase was driven by higher catastrophe losses in 2008 than in 2007, as well as lower average earned premiums on a year-over-year basis. On the other hand, we experienced a decrease in auto accident frequency, which reflects less miles driven, possibly due to the spike in gas prices during the period. On a quarter-over-prior-year-quarter basis, total auto paid severity was relatively flat, with increases in bodily injury and personal injury protection severity offset by a decrease in collision coverage severity.
We are continuing to see efficiency gains as a result of the organizational changes made during the second half of 2007. Bringing our Agency and Direct businesses together under one Personal Lines organization and streamlining this group, along with our information technology area, has allowed us to reduce redundancy that had developed in areas such as product design, management and policy servicing, as well as to improve our ability to execute on our most significant challenges. These changes have contributed to a 5% increase in the number of companywide policies in force per employee on a year-over-year basis.
During the quarter, we made no substantial changes in the allocation of our investment portfolio and maintained our target allocation between fixed-income securities and common equities. Our investment portfolio produced a fully taxable equivalent total return of (.2)%, with a .1% total return in our fixed-income securities and a (2.1)% total return in our common stock portfolio. At June 30, 2008, the fixed-income portfolio duration was 3.0 years with a weighted average credit quality of AA-.
Our pretax net unrealized gains on investment securities decreased $691.7 million from year-end 2007, bringing our total net unrealized gains to $23.7 million at June 30, 2008. The decrease was primarily related to our financial sector redeemable and nonredeemable preferred stocks, which comprise approximately two-thirds of our preferred stock holdings. The unrealized losses on these securities primarily reflect the market-related issues associated with the disruption in the mortgage and other credit markets. We will continue to be diligent in our process for reviewing such securities for indications that the impairment has become other-than-temporary. Consistent with our process for reviewing securities with declines in fair value, during the quarter, we recognized $42.8 million of losses on securities determined to be other-than-temporarily impaired. For each of the securities that were written down, we determined that fundamental issues existed for the issuer in addition to the effects of current market conditions, and it was not clear at that time that we would hold the securities for a period of time necessary to recover a substantial portion of their values.
II. FINANCIAL CONDITION
A. Capital Resources and Liquidity
We believe we have sufficient capital resources, cash flows from operations and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, expected dividends and other capital requirements. Our existing debt covenants do not include any rating or credit triggers.
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2008 and 2007, operations generated a positive cash flow of $939.7 million and $1,203.5 million, respectively. The decrease primarily reflects the lower income earned during the first six months of 2008. During the second quarter 2008, we repurchased 3.3 million common shares at a total cost of $61.4 million (average cost of $18.90 per share), bringing the total year-to-date repurchases to 9.8 million common shares, at a total cost of $177.5 million (average cost of $18.13 per share).
In January 2008, we paid shareholder dividends of $98.3 million, or $.1450 per common share, pursuant to a December 2007 declaration by the Board under our annual variable dividend policy (see Note 8 – Dividends for further discussion of our policy).

B. Commitments and Contingencies
During the first quarter 2008, we completed construction of one new service center that provides our concierge level of claims service, which replaced a previously leased service center location. In total, we have 54 service centers in 41 metropolitan areas across the United States serving as our primary approach to damage assessment and coordination of vehicle repairs at authorized repair facilities in these markets. We expect to construct a total of two new service centers to replace existing leased facilities during the remainder of 2008 and in 2009.
There is currently no other significant construction under way. We own additional land in both Colorado Springs, Colorado and Mayfield Village, Ohio for possible future development; both properties are near current corporate operations.
All such construction projects have been funded internally through operating cash flows.
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
Contractual Obligations
During the first six months of 2008, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
During the first quarter 2008, we entered into two contracts to expand our brand building efforts. In January 2008, we entered into a 16-year contract for the ballpark naming rights and a sponsorship deal with the Cleveland Indians Major League Baseball team. Over the contract term, Progressive will pay an average of approximately $3.6 million per year. In addition, in March 2008, we announced our title sponsorship of the Progressive Insurance Automotive X PRIZE competition. The Automotive X PRIZE is a two and one half year international competition designed to inspire a new generation of safe, low emissions vehicles capable of achieving the equivalent of at least 100 miles per gallon in fuel efficiency. The total cost of the sponsorship is expected to be approximately $12.5 million, which includes the prize for the winning team, as well as the funding of some operational expenses over the course of the competition.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(millions)	2008	2007	% Change	2008	2007	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,908.3	$1,963.8	(3)	$3,777.1	$3,952.4	(4)
Direct	1,118.3	1,082.5	3	2,278.3	2,244.1	2

Total Personal Lines	3,026.6	3,046.3	(1)	6,055.4	6,196.5	(2)
Commercial Auto	479.4	507.2	(5)	936.6	998.0	(6)
Other indemnity	4.7	5.2	(10)	9.1	10.9	(17)

Total underwriting operations	$3,510.7	$3,558.7	(1)	$7,001.1	$7,205.4	(3)

NET PREMIUMS EARNED
Personal Lines
Agency	$1,848.0	$1,936.9	(5)	$3,694.0	$3,871.8	(5)
Direct	1,113.1	1,101.8	1	2,207.1	2,193.7	1

Total Personal Lines	2,961.1	3,038.7	(3)	5,901.1	6,065.5	(3)
Commercial Auto	445.3	465.4	(4)	890.0	926.7	(4)
Other indemnity	4.8	5.1	(6)	10.1	10.8	(6)

Total underwriting operations	$3,411.2	$3,509.2	(3)	$6,801.2	$7,003.0	(3)

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. The decrease in premiums primarily reflects the impact of the prior year rate decreases we had taken.
Policies in force represents all policies under which coverage is in effect as of the end of the periods specified.

	At June 30,
(thousands)	2008	2007	% Change
POLICIES IN FORCE
Personal Lines
Agency auto	4,411.2	4,516.0	(2)
Direct auto	2,716.7	2,536.4	7

Total auto	7,127.9	7,052.4	1
Special lines[1]	3,328.7	3,081.7	8

Total Personal Lines	10,456.6	10,134.1	3

Commercial Auto	556.8	534.2	4

[1]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items, as well as a personal umbrella product.
To analyze growth, we review new policies, rate levels and the retention characteristics of our books of business. During the second quarter and year-to-date period, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year
	Quarter		Year-to-date
	2008	2007	2008	2007
Personal Lines:
New applications	(5)%	3%	(6)%	2%
Renewal applications	5%	3%	4%	3%

Commercial Auto:
New applications	(6)%	3%	(4)%	—%
Renewal applications	6%	6%	4%	6%
Returning to positive growth in new business remains a significant challenge. We have several initiatives underway aimed at spurring new growth. During the second quarter 2008, we entered Massachusetts with an Internet-only personal auto product. We plan to expand the distribution methods to include independent agents and direct via the phone in this $4 billion market over time. We also recently expanded our usage-based insurance product into one additional state, bringing the total number of states offering this product to four, and plan continued expansion throughout the remainder of the year. In addition, during the third quarter, we are planning to introduce a program called “Name Your Price” that allows consumers to select a price they would like to pay for their auto insurance and we will tell them the level of coverage that price provides.
During the second quarter and first six months of 2008, total auto written premium per policy decreased 3% and 4%, respectively, compared to the prior year periods. In order to meet our loss cost inflation expectations, we continued to raise rates during the second quarter, averaging more than one auto rate revision per day. We are ready to react quickly, and as often as necessary, should our expectations change.

Another important element affecting growth is customer retention. One measure of customer retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or non-renewal. Efforts at increasing growth from customer retention have continued to produce positive outcomes. Our policy life expectancy measures for our Agency and Direct private passenger auto products have been on a continuing upward trend and are now approximately 11% and 13% higher, respectively, than the same measures a year ago. In our Commercial Auto Business, the policy life expectancy has remained relatively flat since the second quarter 2007. Realizing the importance that retention has on our ability to grow profitably, we continue to place increased emphasis on competitive pricing and other retention initiatives for our current customers.
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

	Three Months				Six Months
	2008		2007		2008		2007
	Underwriting		Underwriting		Underwriting		Underwriting
	Profit (Loss)		Profit (Loss)		Profit (Loss)		Profit (Loss)
(millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$93.5	5.1%	$120.0	6.2%	$208.0	5.6%	$295.8	7.6%
Direct	92.0	8.3	92.1	8.4	133.9	6.1	216.5	9.9

Total Personal Lines	185.5	6.3	212.1	7.0	341.9	5.8	512.3	8.4
Commercial Auto	33.9	7.6	57.1	12.3	59.8	6.7	122.9	13.3
Other indemnity[1]	.3	NM	.8	NM	.2	NM	1.4	NM

Total underwriting operations	$219.7	6.4%	$270.0	7.7%	$401.9	5.9%	$636.6	9.1%

[1]	Underwriting margins are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of losses in, such businesses.
On a quarter-over-prior-year-quarter basis, the decrease in underwriting profitably primarily reflects the higher catastrophe losses in 2008 as compared to 2007 and the lower earned premiums per policy in 2008, which was partially offset by lower unfavorable prior accident year development. We incurred .2 points of unfavorable prior accident year development in 2008, compared to 2.0 points for the same period last year. On a year-to-date basis, the lower underwriting profitability reflects greater catastrophe losses and the impact of prior rate reductions; the prior accident year development was comparable in both periods.

Further underwriting results for our Personal Lines Businesses, including its channel components, the Commercial Auto Business and other indemnity businesses, were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	2007	Change		2008	2007	Change
Underwriting Performance[1]
Personal Lines — Agency
Loss and loss adjustment expense ratio	73.5	72.3	1.2	pts.	73.0	71.1	1.9	pts.
Underwriting expense ratio	21.4	21.5	(.1	) pts.	21.4	21.3	.1	pts.

Combined ratio	94.9	93.8	1.1	pts.	94.4	92.4	2.0	pts.

Personal Lines — Direct
Loss and loss adjustment expense ratio	71.5	70.5	1.0	pts.	73.1	69.3	3.8	pts.
Underwriting expense ratio	20.2	21.1	(.9	) pts.	20.8	20.8	—	pts.

Combined ratio	91.7	91.6	.1	pts.	93.9	90.1	3.8	pts.

Total Personal Lines
Loss and loss adjustment expense ratio	72.7	71.6	1.1	pts.	73.0	70.5	2.5	pts.
Underwriting expense ratio	21.0	21.4	(.4	) pts.	21.2	21.1	.1	pts.

Combined ratio	93.7	93.0	.7	pts.	94.2	91.6	2.6	pts.

Commercial Auto
Loss and loss adjustment expense ratio	70.8	66.7	4.1	pts.	72.0	66.1	5.9	pts.
Underwriting expense ratio	21.6	21.0	.6	pts.	21.3	20.6	.7	pts.

Combined ratio	92.4	87.7	4.7	pts.	93.3	86.7	6.6	pts.

Total Underwriting Operations[2]
Loss and loss adjustment expense ratio	72.5	70.9	1.6	pts.	72.9	69.8	3.1	pts.
Underwriting expense ratio	21.1	21.4	(.3	) pts.	21.2	21.1	.1	pts.

Combined ratio	93.6	92.3	1.3	pts.	94.1	90.9	3.2	pts.

Accident year — Loss and loss adjustment expense ratio	72.3	68.9	3.4	pts.	72.3	69.2	3.1	pts.

[1]	Ratios are expressed as a percentage of net premiums earned.

[2]	Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of losses in, such businesses. These businesses generated an underwriting profit of $.3 million and $.8 million for the three months ended June 30, 2008 and 2007, respectively, and $.2 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.
Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007

Change in net loss and LAE reserves	$61.8	$138.2	$79.3	$154.9
Paid losses and LAE	2,409.5	2,350.2	4,876.0	4,734.0

Total incurred losses and LAE	$2,471.3	$2,488.4	$4,955.3	$4,888.9

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are defined by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our reserves would differ if the underlying assumptions were changed.

On a year-over-year basis, our loss and loss adjustment expense ratios increased for both the second quarter and the first six months, partially reflecting greater catastrophe losses in 2008, as determined by Property Claim Services, largely due to hail storms as well as floods in the Midwest and upper Great Plains parts of the country during the second quarter. The following table shows the catastrophe losses incurred during the periods.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(millions)	2008		2007		2008		2007
Catastrophe losses incurred	$(56.3)		$(20.8)		$(69.3)		$(26.2)

(Increase) decrease to calendar year combined ratio	(1.7	) pts.	(.6	) pts.	(1.0	) pts.	(.4	) pts.

During the second quarter 2008, total personal auto paid severity (i.e., average cost per claim) remained relatively flat compared to the second quarter 2007. Increases in bodily injury and personal injury protection severity were offset by a decrease in severity for our collision coverage.
We experienced a decline in auto accident frequency in the second quarter 2008, compared to the same period last year, excluding the effect of the catastrophes during the period. We cannot predict the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of miles driven, the number of vehicles per household and greater vehicle safety, versus those resulting from shifts in the mix of our business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(millions)	2008		2007		2008		2007
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$(25.5)		$4.6		$(33.6)		$33.7
Current accident year	5.5		(4.0)		5.4		(2.2)

Calendar year actuarial adjustment	$(20.0)		$.6		$(28.2)		$31.5

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$(25.5)		$4.6		$(33.6)		$33.7
All other development	19.7		(75.7)		(4.8)		(74.5)

Total development	$(5.8)		$(71.1)		$(38.4)		$(40.8)

(Increase) decrease to calendar year combined ratio	(.2	) pts.	(2.0	) pts.	(.6	) pts.	(.6	) pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. “All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve adjustments that might be attributable to any one or more of those underlying factors.
As reflected in the table above, we experienced unfavorable total development through both the first six months of 2008 and 2007. The unfavorable development in 2008 is heavily weighted towards claims from the 2006 accident year. The total prior year loss reserve development in the six-month period ended June 30, 2008, which increased the reported combined ratio by .6 points, was unfavorable in our Commercial Auto Business and had no impact on our total Personal Lines Business combined ratio.
Prior accident year development typically reflects the changes in our estimate of severity from what we originally expected when establishing the reserves, including any subsequent adjustments. For the first six months of both 2008 and 2007, our Personal Lines Business experienced slight favorable development, while the Commercial Auto Business experienced unfavorable development in both periods. The unfavorable reserve development in Commercial Auto was driven by an increase in the number of late reported claims in both 2008 and 2007 and, for the first six months of 2008, as well as an increase in the estimated severity on these late reported claims.
We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2008.
Underwriting Expenses
Our other underwriting expenses and policy acquisition costs as a percentage of premiums earned decreased .3 points in the second quarter 2008, compared to the second quarter 2007; the year-to-date expense ratio remained relatively flat despite lower average earned premiums.
C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date

Net premiums written	(1)%	(2)%
Net premiums earned	(3)%	(3)%
Policies in force (at June 30)	NA	3%
New applications	(5)%	(6)%
Renewal applications	5%	4%

NA=Not Applicable
Progressive’s Personal Lines Business writes insurance for private passenger automobiles and recreational vehicles, and represented 86% of our total net premiums written in both the second quarter and first six months of 2008 and 2007. We currently write our Personal Lines products in all 50 states and our personal auto product in the District of Columbia. In May 2008, we began offering our personal auto product to Direct Internet customers in Massachusetts and in June 2008, we expanded our offering in the state to include boat insurance. Additional options, such as shopping by phone and through independent insurance agents and the ability to buy other insurance products such as motorcycle and RV polices, are expected to be phased in over time in the state.
Private passenger auto represented 85% and 89% of our total Personal Lines net premiums written in the second quarter and first six months of 2008, respectively, with the special lines products (e.g., motorcycles, watercraft and RVs) making up the balance. Compared to the second quarter 2007, policies in force grew 1% in auto and 8% in special lines. For the quarter and year-to-date period ended June 30, 2008, net premiums written declined 2% and 3% for auto, respectively, and increased 5% and 2% for special lines, compared to the prior-year periods.
Total Personal Lines generated a combined ratio of 93.7 and 94.2 for the second quarter and first six months of 2008, respectively, compared to 93.0 and 91.6, respectively, last year. These increases reflected our prior period rate reductions, catastrophe losses and prior accident year development. During the second quarters of both 2008 and 2007, the special lines results contributed an incremental .5 points on the total Personal Lines combined ratio since the special lines vehicles are typically used more in the warmer-weather months. For the first six months of both 2008 and 2007, the special lines results had a favorable impact of about 1 point on the total Personal Lines combined ratio.
The Personal Lines Business is comprised of the Agency business and the Direct business.
The Agency Business

	Growth over prior year
	Quarter	Year-to-date

Net premiums written	(3)%	(4)%
Net premiums earned	(5)%	(5)%
Auto: policies in force (at June 30)	NA	(2)%
new applications	(15)%	(14)%
renewal applications	—%	—%

NA=Not Applicable
The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the second quarter 2008, we saw new Agency auto application growth in 15 states, including Texas, one of our largest volume states. However, some of our other big states have not seen this growth. In particular, beginning in the latter part of 2007 and into 2008, we restricted writing new business in certain unprofitable areas of New York and California, thus hindering our overall Agency auto growth. During the first quarter 2008, we were able to enhance our controls and began to lift some of the restrictions in these areas of concern. We have yet to lift all restrictions and will not do so until we are able to get sufficient rate relief. In addition, written premium per policy on total Agency auto business was down 2% on a quarter-over-prior-year-quarter basis, and was down 3% on a year-to-date over prior year-to-date basis, primarily reflecting decreases in written premium per policy on renewal business.
For both the three and six month periods ended June 30, 2008, the total rate of conversion (i.e., converting a quote to a sale) was down on an increase in the number of Agency auto quotes. Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate is significantly lower.
The Direct Business

	Growth over prior year
	Quarter	Year-to-date

Net premiums written	3%	2%
Net premiums earned	1%	1%
Auto: policies in force (at June 30)	NA	7%
new applications	(2)%	(1)%
renewal applications	9%	8%

NA=Not Applicable
The Direct business includes business written directly by Progressive online and over the phone. For the second quarter 2008, we experienced an increase in new Direct auto applications in 22 states, although only one of our top five volume states saw an increase. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.
Written premium per policy for total Direct auto was down 4% in the second quarter 2008, compared to the prior-year period, and was down 5% in the first six months of 2008. Prior period decreases in written premium per policy on both new and renewal business contributed to the aggregate decrease for both periods.
On a year-over-year basis for the second quarter and first six months of 2008, total overall quotes increased, reflecting an increase in quotes generated via the Internet; phone quotes fell during the same periods. During the second quarter 2008, we entered Massachusetts with an Internet-only auto product, which contributed to our increase in quoting activity. The overall Direct business conversion rate decreased for both the second quarter and first six months of 2008. The conversion rate for Internet-initiated business was relatively flat, while phone-initiated business was down for both periods, compared to last year. We are continuing to see an increasing mix of Internet business, which historically has had a lower conversion rate than phone.
D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date

Net premiums written	(5)%	(6)%
Net premiums earned	(4)%	(4)%
Policies in force (at June 30)	NA	4%
New applications	(6)%	(4)%
Renewal applications	6%	4%

NA=Not Applicable
Progressive’s Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the second quarter and first six months of 2008 and 2007, the Commercial Auto Business represented about 14% of our total net premiums written. The Commercial Auto Business is primarily distributed through independent agents, but we continue to see growth in the direct channel. The Commercial Auto Business operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses.
We currently write our Commercial Auto Business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. Total written premium per policy decreased 5% and 6% for the second quarter and first six months of 2008, respectively. We experienced such decreases on both new and renewal business.
E. Other Indemnity
Progressive’s other indemnity businesses, which represented less than 1% of our net premiums written, primarily include writing professional liability insurance for community banks and a small amount of run-off business. The underwriting profit (loss) in these businesses may fluctuate widely due to the low premium volume, variability in losses and the run-off nature of some of these products.
F. Service Businesses
Our service businesses provide insurance-related services and represent less than 1% of our total revenues. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. The decrease in service business revenues reflects the continuing cyclical downturn in the involuntary commercial auto market. During the second quarter 2008, one of the two other carriers in the CAIP market ceased writing new business. Although we expect our market share to increase, we may not realize an immediate impact to revenues as the cyclical downturn in the CAIP market continues.

G. Income Taxes
As reported in the balance sheets, income taxes are comprised of net income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that will be realized in a future tax return. At June 30, 2008, our income taxes were in a net asset position, compared to a net liability position at June 30, 2007 and a net asset position at December 31, 2007. The movement to a net asset position and the increase in the asset position since year-end 2007 is due primarily to a decrease in our net unrealized gains on securities.
There have been no material changes in our uncertain tax positions during the second quarter and first six months of 2008.

IV. RESULTS OF OPERATIONS — INVESTMENTS
A. Portfolio Allocation
The composition of the investment portfolio at June 30 was:

		% of
	Fair	Total	Duration
($ in millions)	Value	Portfolio	(Years)	Rating[5]

2008
Fixed maturities[1]	$9,212.9	65.9%	3.3	AA
Preferred stocks[2]	2,210.5	15.8	2.5	A-
Short-term investments:
Other short-term investments	513.2	3.7	<1	AAA-

Total fixed-income securities	11,936.6	85.4	3.0	AA-
Common equities	2,039.4	14.6	na	na

Total portfolio[2,3,4]	$13,976.0	100.0%	3.0	AA-

2007
Fixed maturities	$11,317.8	70.0%	3.8	AA+
Preferred stocks[2]	2,052.4	12.7	1.6	A-
Short-term investments:
Other short-term investments	278.0	1.7	<1	A+

Total fixed-income securities	13,648.2	84.4	3.4	AA
Common equities	2,532.1	15.6	na	na

Total portfolio[2,3,4]	$16,180.3	100.0%	3.4	AA

na = not applicable

[1]	Includes $9.2 million of gains on our open interest rate swap position, as well as $49.6 million of collateral in the form of Treasury Notes that was delivered to the counterparty on our open credit default swaps. See the Derivative Instruments section below for further discussion.

[2]	At June 30, 2008 and 2007, the fair value included a $19.7 million net realized loss and a $.8 million net realized loss, respectively, on certain hybrid securities. See Note 2 – Investments for further discussion.

[3]	Includes net unsettled security acquisitions of $52.2 million and $69.3 million at June 30, 2008 and 2007, respectively.

[4]	June 30, 2008 and 2007 totals include $1.7 billion and $3.0 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company. The decrease from the prior year primarily reflects the investment of proceeds from our June 2007 issuance of $1 billion of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067. The debt issuance was part of a recapitalization plan that also included paying an extraordinary cash dividend in September 2007, as well as repurchasing our common shares.

[5]	Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between a AAA and AA+, we assigned an internal rating of AAA-.
Unrealized Gains and Losses
As of June 30, 2008, our portfolio had $23.7 million of pretax net unrealized gains, recorded as part of accumulated other comprehensive income, compared to $951.0 million at June 30, 2007 and $715.4 million at December 31, 2007. During the second quarter 2008, the fixed-income portfolio’s valuation decreased $139.8 million, primarily reflecting the decrease in bond prices driven by the broad rise in interest rates during the period. The common stock portfolio decreased $45.3 million, reflecting the negative return of the broad equity markets. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.
Fixed-Income Securities
The fixed-income portfolio includes fixed-maturity securities, short-term investments and preferred stocks. The portfolio’s duration was 3.0 years at June 30, 2008, compared to 3.5 years at December 31, 2007, and 3.4 years at June 30, 2007. The fixed-maturity securities and short-term securities, as reported on the balance sheets at June 30, were comprised of the following:

($ in millions)	2008		2007

Investment-grade fixed maturities:[1]
Short/intermediate term	$9,355.9	96.2%	$11,162.2	96.3%
Long term	79.5	.8	85.0	.7
Non-investment-grade fixed maturities[2]	290.7	3.0	348.6	3.0

Total	$9,726.1	100.0%	$11,595.8	100.0%

[1]	Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.

[2]	Non-investment-grade fixed-maturity securities are non-rated or have a quality rating equivalent to BB+ or lower, classified by the lowest rating from a nationally recognized rating agency.
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at June 30:

		% of Asset-Backed	Duration
($ in millions)	Fair Value	Securities	(years)	Rating

2008
Collateralized mortgage obligations[1]	$541.5	19.2%	1.8	AAA-

Commercial mortgage-backed obligations	1,202.0	42.7	2.7	AA
Commercial mortgage-backed obligations: interest only	624.6	22.2	1.7	AAA-

Subtotal commercial mortgage-backed obligations	1,826.6	64.9	2.3	AA+

Other asset-backed securities:
Automobile	76.8	2.7	2.3	AAA
Home equity[2]	281.3	10.0	.1	AA+
Other	89.1	3.2	1.0	A+

Subtotal other asset-backed securities	447.2	15.9	.7	AA+

Total asset-backed securities	$2,815.3	100.0%	2.0	AA+

2007
Collateralized mortgage obligations[1]	$630.9	25.3%	1.6	AAA

Commercial mortgage-backed obligations	858.7	34.4	2.7	AA
Commercial mortgage-backed obligations: interest only	868.8	34.9	2.0	AAA-

Subtotal commercial mortgage-backed obligations	1,727.5	69.3	2.4	AA+

Other asset-backed securities:
Home equity[2]	46.8	1.9	2.4	BBB+
Other	88.7	3.5	1.3	A

Subtotal other asset-backed securities	135.5	5.4	1.7	A

Total asset-backed securities	$2,493.9	100.0%	2.1	AA+

[1]	Includes $47.8 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $2.4 million and a credit quality of AAA as of June 30, 2008; includes $59.9 million of Alt-A bonds that had a net unrealized loss of $.7 million and a credit quality of AAA as of June 30, 2007.

[2]	Comprised of sub-prime bonds, which had a net unrealized loss of $10.9 million and $.5 million as of June 30, 2008 and 2007, respectively.
Substantially all of the asset-backed securities have available market quotes and would be able to be sold, although the spreads between the bid and offer prices are wider than in recent years given the current market conditions. As of June 30, 2008, approximately 12% of our asset-backed securities are exposed to non-prime mortgage loans. We reviewed these securities for other-than-temporary impairment and yield or asset valuation adjustments, and we realized $10.9 million and $13.8 million in write-downs on securities with sub-prime exposure during the second quarter and first six months of 2008, respectively, compared to $.2 million during the first six months of 2007. The securities with sub-prime exposure are paying their principal and periodic interest timely, and we have no current plans to liquidate these securities. In addition, we did not hold any Fannie Mae or Freddie Mac mortgage-backed obligations in 2008 or 2007.
The following table shows the credit quality rating of our home equity securities by deal origination year, along with a comparison of the fair value at June 30, 2008, to our original investment value (adjusted for returns of principal and amortization).

	Home Equity
	Sub-Prime Mortgage Portfolio
($ in millions)	Deal Origination Year
						% of Home
Rating (date acquired)	2007	2006	2005	2004	Total	Equity Loans

AAA (June 2005 - May 2008)	—	$108.2	$54.1	—	$162.3	57.7%
Increase (decrease) in value	—	1.8%	(2.5)%	—	.3%

AA (August 2007 - May 2008)	$1.4	—	$66.0	$11.8	$79.2	28.2%
Increase (decrease) in value	(70.8)%	—	(6.3)%	(18.0)%	(11.6)%

A (August 2007 – April 2008)	—	—	$29.9	$5.4	$35.3	12.5%
Increase (decrease) in value	—	—	.4%	—%	.3%

BBB (March 2007)	—	—	—	$1.6	$1.6	.6%
Increase (decrease) in value	—	—	—	(25.4)%	(25.4)%

Non-investment grade (August 2007)	—	—	$2.9	—	$2.9	1.0%
Increase (decrease) in value	—	—	(17.6)%	—	(17.6)%

Total	$1.4	$108.2	$152.9	$18.8	$281.3	100.0%

Increase (decrease) in value	(70.8)%	1.8%	(3.9)%	(14.2)%	(3.7)%

At June 30, 2008, approximately 43% of our asset-backed securities were commercial mortgage-backed obligations (CMBS). These securities had a net unrealized loss of $7.7 million at June 30, 2008, compared to a net unrealized gain of $23.4 million at December 31, 2007. The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination and reflects the high quality of these securities.

Commercial Mortgage-Backed Obligations
($ in millions)	Rating
					Non-Investment		% of Total
Deal Origination Year	AAA	AA	A	BBB	Grade	Fair Value	Exposure

Pre-2000	$3.5	$3.2	$—	$33.4	$21.3	$61.4	5.1%
2000	51.4	23.4	—	—	—	74.8	6.2
2001	131.6	31.2	7.0	13.0	—	182.8	15.2
2002	101.3	—	19.3	—	—	120.6	10.0
2003	185.4	16.4	4.2	—	—	206.0	17.2
2004	139.1	14.6	4.4	9.7	6.9	174.7	14.5
2005	122.4	—	—	9.0	—	131.4	10.9
2006	140.1	—	—	10.1	52.5	202.7	16.9
2007	—	—	12.0	6.4	29.2	47.6	4.0

Total Fair Value	$874.8	$88.8	$46.9	$81.6	$109.9	$1,202.0	100.0%

% of Total Fair Value	72.8%	7.4%	3.9%	6.8%	9.1%	100.0%

Approximately 16% of our CMBS portfolio is rated BBB or lower, with an average duration of 2.2 years, compared to 2.7 years for the entire CMBS portfolio, with an unrealized loss of $1.0 million at June 30, 2008. In addition, we believe the non-investment-grade securities we hold that originated in

2006 and 2007 will have lower frequency of default than those generally originated in that class of issuance due to the underlying strength of the single transaction borrowers.
We also held CMBS interest only (IO) securities at June 30, 2008. The IO portfolio had an average credit quality of AAA- and a duration of 1.7 years. These securities had a net unrealized loss of $21.9 million at June 30, 2008, compared to a net unrealized loss of $.2 million at December 31, 2007. The following table quantifies the fair value and total exposure of these securities by the year of deal origination.

Commercial Mortgage-Backed Obligations: Interest Only
($ in millions)
Deal Origination Year	Fair Value	% of Total Exposure

Pre-2000	$6.2	1.0%
2000	30.6	4.9
2001	22.0	3.5
2002	24.1	3.9
2003	92.3	14.8
2004	96.2	15.4
2005	161.3	25.8
2006	191.9	30.7

Total Fair Value	$624.6	100.0%

The IO portfolio is approximately 90% comprised of AAA planned amortization class IOs, which provide bondholders greater protection against loan prepayment or default risk inherent in these types of securities. Since 2004, 100% of the IO securities we have purchased were made up of this more protected class.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at June 30, 2008, were $3,162.9 million of state and local government obligations with an overall credit rating of AA. The following table details the credit quality rating of our municipal securities at June 30, 2008, without the benefit of insurance as discussed below.

(millions)	Municipal Securities Rating
	General	Revenue
Rating	Obligations	Bonds	Total

AAA	$334.9	$394.5	$729.4
AA	691.2	1,402.0	2,093.2
A	162.0	155.1	317.1
BBB	1.5	14.0	15.5
Other	—	7.7	7.7

Total	$1,189.6	$1,973.3	$3,162.9

Included in revenue bonds are $1.2 billion of single family housing revenue bonds issued by state housing finance agencies of which $.8 billion are supported by individual mortgages held by the state housing finance agencies and $.4 billion supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae mortgages and the remaining 60% are collateralized by Government National Mortgage Association (GNMA, “Ginnie Mae”) loans, which are fully guaranteed by the U. S. government.

About one-third, or $977.1 million, of these municipal securities were insured general obligation or revenue bonds, which in the aggregate had a decline in credit quality from AAA at December 31, 2007 to AA- as of June 30, 2008. The credit quality decline was primarily due to rating downgrades of FGIC, AMBAC and MBIA bond insurers. The following table shows the composition and credit rating of these municipal obligations by monoline insurer at June 30, 2008. The credit rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities
Monoline Insurer/	General	Revenue
Rating	Obligations	Bonds	Total

FGIC
AA	$127.7	$128.1	$255.8
A	67.0	10.1	77.1

	$194.7	$138.2	$332.9

AMBAC
AA	$107.5	$69.8	$177.3
A	38.6	2.0	40.6
BBB	—	4.3	4.3
Non-rated	—	1.8	1.8

	$146.1	$77.9	$224.0

MBIA
AA	$77.5	$73.9	$151.4
A	43.3	40.4	83.7
BBB	—	5.2	5.2
Non-rated	—	5.9	5.9

	$120.8	$125.4	$246.2

FSA
AA	$47.9	$98.8	$146.7
A	—	23.1	23.1
BBB	—	4.2	4.2

	$47.9	$126.1	$174.0

TOTAL
AA	$360.6	$370.6	$731.2
A	148.9	75.6	224.5
BBB	—	13.7	13.7
Non-rated	—	7.7	7.7

	$509.5	$467.6	$977.1

As of June 30, 2008, the insurance-enhanced general obligation and revenue bonds had a combined net unrealized gain of $4.4 million, compared to a net unrealized gain of $12.5 million at December 31, 2007. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.
CORPORATE SECURITIES
Included in our fixed-income securities at June 30, 2008, were $942.3 million of fixed-rate corporate securities which have a duration of 4.0 years and an overall credit quality rating of A-. These securities had a net unrealized loss of $26.7 million at June 30, 2008, compared to a net unrealized gain of $2.5 million at December 31, 2007. The table below shows the exposure break-down by rating and sector.

Corporate Securities Rating by Sector
Sector	AAA	AA	A	BBB	% of Portfolio

Financial	3.7%	11.9%	21.2%	3.4%	40.2%
Agency	—	—	—	—	—
Industrial	—	—	3.7	54.0	57.7
Utility	—	—	2.1	—	2.1

Total	3.7%	11.9%	27.0%	57.4%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
Included in fixed-income securities are redeemable and nonredeemable preferred stocks, which represented approximately 20% of our total investment portfolio, or $2.8 billion, at June 30, 2008, and had an overall credit quality rating of A-. These securities had a net unrealized loss of $605.5 million at June 30, 2008, compared to a net unrealized loss of $342.0 million at December 31, 2007 and $9.6 million at June 30, 2007. The table below shows the exposure break-down by rating and sector.

Preferred Stocks Rating by Sector
				Non-Investment
Sector	AA	A	BBB	Grade	% of Portfolio

Financial	3.0%	47.2%	12.7%	3.0%	65.9%
Agency	14.9	—	—	—	14.9
Industrial	—	—	9.2	5.3	14.5
Utility	—	1.4	3.3	—	4.7

Total	17.9%	48.6%	25.2%	8.3%	100.0%

Approximately 54% of these securities pay dividends that have tax preferential characteristics, while the remainder is fully taxable. In addition, all of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.
Approximately 70% of our preferred stocks are fixed-rate securities and 30% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Approximately 85% of the preferred stock securities are structured to provide protection against extension risk in the event the issuer elects not to call such securities at their initial call date either by paying a higher dividend or by paying floating-rate coupons after such date.
As shown in the table, the majority of this portfolio is in the financial services sector, reflecting both the composition of the preferred market, which is dominated by financial issuers, as well as our belief that there is better relative economic value in the preferred stock market than in the comparable debt market without significantly increasing our investment risk, despite the current volatility. Within the financial sector, approximately 60% of our holdings are in large capitalization banks and 20% are in large U.S. broker/dealers. At June 30, 2008, our agency holdings included $289.8 million of Fannie Mae preferred stocks and $133.0 million of Freddie Mac preferred stocks.
Common Equities
Common equities, as reported in the balance sheets at June 30, were comprised of the following:

(millions)	2008		2007

Common stocks	$2,025.6	99.3%	$2,517.1	99.4%
Other risk investments	13.8	.7	15.0	.6

Total common equities	$2,039.4	100.0%	$2,532.1	100.0%

Common equities may range from 0% to 25% of the investment portfolio. Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. For the first six months of 2008 and 2007, the GAAP basis total return was within our tracking error.
Our common equity allocation is intended to enhance the return of and provide diversification for the total portfolio. To maintain high correlation with the Russell 1000, we held 714 out of 1,005, or approximately 71%, of the common stocks comprising the index at June 30, 2008. Our individual holdings are selected based on their contribution to the correlation with the index.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $.2 million of open funding commitments at June 30, 2008.
Trading Securities
Trading securities may be entered into from time to time for the purpose of near-term profit generation. We have not entered into any trading securities during the last two years.
Derivative Instruments
During the three and six months ended June 30, 2008 and 2007, we invested in the following derivative exposures at various times: interest rate swaps; asset-backed credit default swaps; U.S. corporate debt indexed credit default swaps; and forecasted hedges.
For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as a component of the available-for-sale portfolio, the realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would reflect a realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to the immaterial effect on our financial condition, cash flows and results of operations.
INTEREST RATE SWAPS
We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity for the periods ended June 30:

				Holding Period		Holding Period
				Gains (Losses)		Gains (Losses)
				Three Months Ended		Six Months Ended
		Notional Exposure		June 30,		June 30,
(millions)	Coupon	2008	2007	2008	2007	2008	2007
Open Positions
2-year exposure	Receive fixed	$725	$—	$5.9	$—	$5.9	$—
5-year exposure	Receive fixed	550	—	4.2	—	4.2	—

Total open positions				10.1	—	10.1	—

Closed Positions
5-year exposure	Receive variable	225	—	5.8	—	6.9	—
5-year exposure	Receive fixed	1,175	750	—	(1.2)	46.5	(1.2)
10-year exposure	Receive fixed	150	—	—	—	3.7	—

Total closed positions				5.8	(1.2)	57.1	(1.2)

Total interest rate swaps				$15.9	$(1.2)	$67.2	$(1.2)

Also included in the holding period gains (losses) are the net interest income or expense that has been incurred on these positions.

ASSET-BACKED CREDIT DEFAULT SWAPS
During the three and six months ended June 30, 2008 and 2007, we sold credit protection in the form of credit default swaps comprised of a basket of 20 asset-backed bonds supported by sub-prime mortgage loans. We covered the credit default swap notional exposure by acquiring U.S. Treasury Notes of equal maturity and principal amount. When we opened these swap positions, we received upfront cash of $43.3 million and $4.6 million on the $140 million and $25 million swaps, respectively, lowering our overall exposure to $96.7 million and $20.4 million. During the second quarter 2008, we delivered $4.9 million of collateral to a counterparty, as required under the $140 million swap agreement, in the form of U.S. Treasury Notes; inception-to-date, we delivered $49.6 million of collateral. No collateral deliveries were required on the $25 million swap contract.
The following table summarizes our holding period gains (losses) on the asset-backed credit default swaps for the periods ended June 30:

			Holding Period		Holding Period
			Gains (Losses)		Gains (Losses)
			Three Months Ended		Six Months Ended
	Notional Exposure		June 30,		June 30,
(millions)	2008	2007	2008	2007	2008	2007
Open Positions
BBB-credit exposure	$140	$25	$(7.5)	$(1.1)	$(26.4)	$(1.1)
Treasury Note	140	25	(5.6)	.1	.2	.1

Total open positions			(13.1)	(1.0)	(26.2)	(1.0)

Closed Positions
BBB-credit exposure	—	50	—	2.6	—	2.5
Treasury Note	—	50	—	—	—	—

Total closed positions			—	2.6	—	2.5

Total asset-backed swaps			$(13.1)	$1.6	$(26.2)	$1.5

CORPORATE CREDIT DEFAULT SWAPS
We held no corporate issuer related credit default swaps during the second quarter or first six months of 2008. During the quarter and six months ended June 30, 2007, we bought credit protection in the form of credit default swaps on an investment and non-investment-grade index comprised of North American corporate debt issuers.
The following table summarizes our corporate credit default swap activity for the periods ended June 30:

			Holding Period		Holding Period
			Gains (Losses)		Gains (Losses)
			Three Months Ended		Six Months Ended
	Notional Exposure		June 30,		June 30,
(millions)	2008	2007	2008	2007	2008	2007
Closed Positions
Investment-grade index	$—	$40	$—	$1.5	$—	$1.7
Non-investment-grade index	—	210	—	4.4	—	4.8

Total closed corporate swaps			$—	$5.9	$—	$6.5

During July 2008, we bought credit default protection in the form of credit default swaps for 3-year and 5-year time horizons on debt issuances of several different corporate issuers within the financial services sector with an aggregate notional amount of $355 million. We purchased protection to reduce our overall financial service sector exposure given the heightened risk in the financial markets and our exposure to financial firms. These transactions are with strong counterparties and are also protected by collateral support agreements.

FORECASTED HEDGES
During the second quarter 2007, we entered into a forecasted debt issuance hedge against a possible rise in interest rates in anticipation of issuing $1 billion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”). The hedge was designated as and qualified for hedge accounting treatment as a cash flow hedge under current accounting guidance. Upon issuance of the Debentures, the hedge was closed and we recognized a pretax gain of $34.4 million, which was recorded as part of accumulated other comprehensive income. The $34.4 million deferred gain is being recorded as an adjustment to interest expense over the 10-year fixed-rate term of the Debentures.
B. Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) decreased 1% for the second quarter of 2008 and 2% for the first six months of 2008, compared to the same periods last year, primarily the result of a decrease in average assets.
For the second quarter 2008, investment expenses were 37% lower than the same period last year reflecting the costs associated with the June 2007 issuance of our Debentures. On a year-to-date basis, the lower investment expenses reflect a true-up in the first quarter 2008 to the final 2007 Gainsharing (cash incentive) payout for our investment managers.
Interest expense for the first six months of 2008 was $68.6 million, compared to $39.4 million for the same period last year. The increase in 2008 reflects the June 2007 issuance of our Debentures.
We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on investments. We generated the following investment results for the periods ended June 30:

	Three Months		Six Months
	2008	2007	2008	2007
Pretax recurring investment book yield	4.8%	4.7%	4.8%	4.7%
Weighted average FTE book yield	5.6%	5.5%	5.6%	5.5%
FTE total return:
Fixed-income securities	.1%	.3%	(.5)%	2.1%
Common stocks	(2.1)%	6.0%	(11.2)%	7.5%
Total portfolio	(.2)%	1.2%	(2.2)%	3.0%

Realized Gains/Losses
The components of net realized gains (losses) for the periods ended June 30 were:

	Three Months		Six Months
(millions, except per share amounts)	2008	2007	2008	2007

Gross realized gains
Fixed maturities	$11.6	$6.0	$93.4	$24.0
Preferred stocks[1]	4.1	.3	4.1	2.1
Common equities	24.4	5.0	30.7	18.2
Short-term investments:
Auction rate municipal obligations	—	.1	—	.1

Subtotal	40.1	11.4	128.2	44.4

Gross realized losses
Fixed maturities	(12.1)	(11.0)	(15.1)	(14.7)
Preferred stocks[1]	(30.6)	(10.7)	(74.0)	(11.1)
Common equities	(35.9)	(.9)	(80.2)	(7.9)

Subtotal	(78.6)	(22.6)	(169.3)	(33.7)

Net realized gains (losses)
Fixed maturities	(.5)	(5.0)	78.3	9.3
Preferred stocks[1]	(26.5)	(10.4)	(69.9)	(9.0)
Common equities	(11.5)	4.1	(49.5)	10.3
Short-term investments:
Auction rate municipal obligations	—	.1	—	.1

Subtotal	(38.5)	(11.2)	(41.1)	10.7

Net holding period gains (losses)
Hybrid preferred stocks	(8.9)	(1.7)	(12.3)	(.8)
Derivatives	2.8	6.3	41.0	6.8

Subtotal	(6.1)	4.6	28.7	6.0

Total net realized gains (losses) on securities	$(44.6)	$(6.6)	$(12.4)	$16.7

Per share (diluted basis)	$(.04)	$(.01)	$(.01)	$.01

[1]	Excludes gross holding period gains (losses) on hybrid securities.
Realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, rebalancing of our equity-indexed portfolio and holding period valuation changes on derivatives and certain hybrid securities within our preferred stock portfolio. From time to time, gross realized losses also include write-downs for securities determined to be other-than-temporarily impaired in our fixed-income and/or equity portfolios. During 2008, we wrote-down certain preferred stocks, sub-prime home equity loan backed bonds and common stocks, as discussed below.

OTHER-THAN-TEMPORARY IMPAIRMENT (OTI)
Realized losses may include write-downs of securities determined to have had an other-than-temporary decline in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments, and perform detailed reviews of securities with unrealized losses based on predetermined criteria. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects or other factors, or (ii) market-related factors, such as interest rates or equity market declines (i.e., negative return at either a sector index level or at the broader market level).
Fixed-income securities and common equities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for recovery does not satisfy the criteria set forth in the current accounting guidance.
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

	Three Months			Six Months
		Write-	Write-downs		Write-	Write-downs
		downs	on		downs	on
	Total	on	Securities	Total	on	Securities
(millions)	Write-	Securities	Held at	Write-	Securities	Held at
2008	downs	Sold	Period End	downs	Sold	Period End

Fixed income	$36.4	$—	$36.4	$82.0	$—	$82.0
Common equities	6.4	2.0	4.4	13.3	3.2	10.1

Total portfolio	$42.8	$2.0	$40.8	$95.3	$3.2	$92.1

2007
Fixed income	$10.6	$—	$10.6	$10.8	$—	$10.8
Common equities	—	—	—	.4	.4	—

Total portfolio	$10.6	$—	$10.6	$11.2	$.4	$10.8

All of our other-than-temporary impairment write-downs were the result of fundamental issues with the underlying issuers. For the fixed-income portfolio, we wrote-down $68.2 million of preferred stocks and $13.8 million related to sub-prime home equity loan backed bonds during the first six months of 2008, while for the common stock portfolio, we wrote-down $13.3 million for the same period. The write-downs reflect our opinion that a recovery of value in these securities would require a longer time horizon than we expect to hold them.

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2008, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security.

		Total Gross	Decline of Investment Value
	Fair	Unrealized
(millions)	Value	Losses	>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for 1 quarter	$2,814.6	$39.3	$1.5	$—	$—	$—
Unrealized loss for 2 quarters	1,575.6	62.2	2.6	—	—	—
Unrealized loss for 3 quarters	830.1	168.0	147.6	145.4	12.4	3.4
Unrealized loss for 1 year or longer	2,487.4	493.5	398.4	277.4	112.8	55.5

Total	$7,707.7	$763.0	$550.1	$422.8	$125.2	$58.9

Common Equity:
Unrealized loss for 1 quarter	$200.7	$22.3	$10.3	$3.6	$1.5	$1.5
Unrealized loss for 2 quarters	58.6	12.1	10.0	5.8	2.6	.9
Unrealized loss for 3 quarters	26.0	6.9	6.4	3.2	.1	—
Unrealized loss for 1 year or longer	2.5	.1	—	—	—	—

Total	$287.8	$41.4	$26.7	$12.6	$4.2	$2.4

We determined that none of the securities represented by the table above met the criteria for other-than-temporary impairment write-downs.
The majority of the securities within the fixed-income portfolio that make up the $398.4 million of unrealized losses existing for a period of one year or longer and the $147.6 million of unrealized losses existing for 3 quarters, both with a greater than 15% decline in value, are in the financial sector, which has been impacted by the general credit and mortgage-related market issues that arose during the latter part of the fourth quarter 2007 and continued during the first half of 2008. In addition, the $112.8 million of unrealized losses existing for a period of one year or longer with a greater than 35% decline in value, are limited to 4 issuers that are within the financial sector that have a significant exposure to sub-prime loans and/or securities backed by sub-prime loans.
We completed a thorough review of the securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. Based on our analysis of the available information regarding the issuers’ capital and liquidity positions, as well as current market conditions, we believe that such issuers have the ability to absorb the effects of their current exposure to the housing, mortgage and credit market situation. In the current volatile preferred stock market, these securities are being priced as if they had no call/redemption features, which has negatively impacted their price. A recovery in market conditions is likely to lead to a recovery of the market prices of these preferred stock securities. We continue to have the intent and ability to hold these investments for the periods of time that we anticipate to be necessary to recover a substantial portion of the investments’ impairment and collect the interest and dividend obligations, and will do so, as long as the securities continue to be consistent with our investment and financial strategies. We will continue to diligently monitor market conditions and issuer-specific fundamental characteristics and, to the extent that there are any significant changes, will re-evaluate our position and, if necessary, take the appropriate write-downs.

We will retain the common stocks necessary to maintain correlation to the Russell 1000 Index. We will continue to closely monitor these securities, and analyze developments and conditions relating to the issuers, to determine if any impairment write-downs are necessary.
During July, our portfolio experienced a sharp decline in value, primarily related to further disruption in the mortgage and credit markets, including the crisis in confidence of Fannie Mae and Freddie Mac. The most significant unrealized losses occurred within the financial sector of our preferred stock portfolio. For July, our total portfolio had marked-to-market net losses of $405.5 million, with our Fannie Mae and Freddie Mac securities contributing $115.8 million and $41.4 million, respectively, during the month.
Since total unrealized losses are already a component of our shareholders’ equity, any recognition of additional OTI losses would have no effect on our comprehensive income, book value or reported investment total return.
C. Repurchase Transactions
During both the second quarter and first six months of 2008 and 2007, we entered into repurchase commitment transactions, whereby we loaned U.S. Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions were typically overnight arrangements. The cash proceeds were invested in Eurodollar and commercial paper obligations issued by large, high-quality institutions with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the six months ended June 30, 2008, our largest single outstanding balance of repurchase commitments was $850.9 million, which was open for two days; the average daily balance of repurchase commitments was $417.8 million for the period. We had no open repurchase commitments at June 30, 2008 and 2007. We earned income of $.6 million and $.9 million on repurchase commitments during the three months ended June 30, 2008 and 2007, respectively, and earned $1.3 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.
Additionally, during the second quarter 2008, we entered into reverse repurchase commitment transactions, whereby we loaned cash to accredited brokerage firms and received U.S. Treasury Notes pledged as general collateral against the cash borrowed; no reverse repurchase transactions were entered into during 2007. Our exposure to credit risk was limited, as these internally managed transactions were overnight arrangements. The income generated on these transactions was calculated at general collateral rates on the value of U.S. Treasury securities received. During the quarter ended June 30, 2008, our largest single outstanding balance of reverse repurchase commitments was $453.7 million open for one day; the average daily balance of reverse repurchase commitments was $260.4 million during the period we invested in the transactions. We had no open reverse repurchase commitments at June 30, 2008 and 2007. We earned income of $.6 million on reverse repurchase agreements for both the three and six months ended June 30, 2008.

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding pending loss and loss adjustment expense reserves becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments subject to interest rate risk was 3.0 years at June 30, 2008 and 3.5 years at December 31, 2007. The weighted average beta of the equity portfolio was 1.0 at both June 30, 2008 and December 31, 2007, meaning that our equity portfolio generally moved in tandem with the Russell 1000 Index, which is almost perfectly correlated to the Standard & Poor’s 500 Index. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility and as a component of our longer-term contingency capital planning. VaR quantifies the potential reductions in total investment returns on a GAAP basis, which includes recurring investment income, realized gains (losses) and changes in unrealized gains (losses) on investments. The VaR reported below represents the expected maximum loss at 99% confidence within a 66-day trading period (e.g., quarterly period) based on recent market volatility. Total portfolio VaR is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

(millions)	June 30, 2008	March 31, 2008	December 31, 2007
66-Day VaR
Fixed-income portfolio	$(381.1)	$(302.2)	$(358.5)
% of portfolio	(3.2)%	(2.6)%	(3.0)%
% of shareholders’ equity	(7.9)%	(6.4)%	(7.3)%

Common equity portfolio	$(383.2)	$(483.9)	$(449.5)
% of portfolio	(18.8)%	(23.0)%	(19.3)%
% of shareholders’ equity	(8.0)%	(10.2)%	(9.1)%

Total portfolio	$(398.4)	$(394.7)	$(387.8)
% of portfolio	(2.9)%	(2.8)%	(2.7)%
% of shareholders’ equity	(8.3)%	(8.3)%	(7.9)%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) Share Repurchases
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of		Total Number of Shares	Maximum Number of Shares That
2008	Shares	Average Price Paid	Purchased as Part of Publicly	May Yet Be Purchased Under the
Calendar Month	Purchased	per Share	Announced Plans or Programs	Plans or Programs

April	1,499,400	$18.04	49,590,282	50,409,718

May	850,000	19.35	50,440,282	49,559,718

June	900,765	19.91	51,341,047	48,658,953

Total	3,250,165	$18.90

In June 2007, the Board of Directors authorized the repurchase of up to 100 million common shares. This Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the second quarter 2008, all repurchases were accomplished through the open market. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.

Item 5. Other Information.
In April 2008, we granted time-based restricted stock awards covering a total of 97,956 common shares to our non-employee directors. These awards are scheduled to vest on March 18, 2009, and had an aggregate dollar value of approximately $1.8 million at the date of grant.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2008 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 41.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: August 7, 2008	BY:	/s/ Brian C. Domeck Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Form
No. Under	10-Q		If Incorporated by Reference,
Reg. S-K,	Exhibit		Documents with Which Exhibit
Item 601	Number	Description of Exhibit	was Previously Filed with SEC
(4)	4.1	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith