Form 10-Q
period 2008-09-30
PROGRESSIVE CORP/OH/
filed 2008-11-10
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                                          September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 675,630,230 outstanding at October 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2008	2007	% Change	2008	2007	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$3,416.2	$3,461.8	(1)	$10,217.4	$10,464.8	(2)
Investment income	163.5	183.9	(11)	488.6	514.8	(5)
Net realized gains (losses) on securities	(1,373.4)	58.5	NM	(1,385.8)	75.2	NM
Service revenues	3.8	5.4	(30)	12.4	17.5	(29)

Total revenues	2,210.1	3,709.6	(40)	9,332.6	11,072.3	(16)

Expenses
Losses and loss adjustment expenses	2,517.6	2,509.1	—	7,472.9	7,398.0	1
Policy acquisition costs	339.3	347.7	(2)	1,019.5	1,058.1	(4)
Other underwriting expenses	391.9	387.2	1	1,155.7	1,154.3	—
Investment expenses	2.0	2.9	(31)	6.4	10.3	(38)
Service expenses	6.0	5.4	11	16.5	15.3	8
Interest expense	34.2	34.7	(1)	102.8	74.1	39

Total expenses	3,291.0	3,287.0	—	9,773.8	9,710.1	1

Net Income (Loss)
Income (loss) before income taxes	(1,080.9)	422.6	NM	(441.2)	1,362.2	NM
Provision (benefit) for income taxes	(396.7)	123.4	NM	(211.9)	415.8	NM

Net income (loss)	$(684.2)	$299.2	NM	$(229.3)	$946.4	NM

COMPUTATION OF EARNINGS PER SHARE
Basic:
Average shares outstanding	666.3	702.6	(5)	668.4	720.6	(7)

Per share	$(1.03)	$.43	NM	$(.34)	$1.31	NM

Diluted:
Average shares outstanding	666.3	702.6	(5)	668.4	720.6	(7)
Net effect of dilutive stock-based compensation	6.5	8.2	(21)	6.2	8.3	(25)

Total equivalent shares	672.8	710.8	(5)	674.6	728.9	(7)

Per share[1]	$(1.03)	$.42	NM	$(.34)	$1.30	NM

Dividends declared per share[2]	$—	$—	NM	$—	$2.00	NM

NM = Not Meaningful

[1]

Since we reported a net loss for both the third quarter and first nine months of 2008, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed. For the same periods in 2007, diluted earnings per share is disclosed.

[2]	See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,		December 31, 2007
	2008	2007
(millions)
Assets
Investments—Available-for-sale, at fair value:
Fixed maturities (amortized cost: $9,557.3, $9,664.2 and $9,135.6)	$9,367.4	$9,677.1	$9,184.9
Equity securities:
Nonredeemable preferred stocks (cost: $1,357.0, $2,358.7 and $2,578.1)	1,310.9	2,312.9	2,270.3
Common equities (cost: $903.5, $1,388.5 and $1,361.0)	1,322.6	2,453.1	2,327.5
Short-term investments (amortized cost: $733.8, $374.1 and $382.4)	733.8	374.1	382.4

Total investments	12,734.7	14,817.2	14,165.1
Cash	6.6	7.7	5.8
Accrued investment income	130.3	140.8	142.1
Premiums receivable, net of allowance for doubtful accounts of $106.3, $116.0 and $118.1	2,584.8	2,614.0	2,395.1
Reinsurance recoverables, including $35.0, $45.5 and $47.6 on paid losses	290.3	355.3	335.1
Prepaid reinsurance premiums	63.5	78.1	69.8
Deferred acquisition costs	448.8	461.1	426.3
Income taxes	724.5	—	106.0
Property and equipment, net of accumulated depreciation of $647.2, $592.2 and $605.7	1,001.5	990.1	1,000.4
Other assets	654.6	201.2	197.4

Total assets	$18,639.6	$19,665.5	$18,843.1

Liabilities and Shareholders’ Equity
Unearned premiums	$4,499.2	$4,547.4	$4,210.4
Loss and loss adjustment expense reserves	6,146.3	5,920.8	5,942.7
Accounts payable, accrued expenses and other liabilities	1,558.4	1,629.0	1,580.6
Income taxes	—	50.9	—
Debt[1]	2,175.1	2,173.5	2,173.9

Total liabilities	14,379.0	14,321.6	13,907.6

Common Shares, $1.00 par value (authorized 900.0; issued 797.9, 798.2 and 798.1, including treasury shares of 122.3, 100.1 and 117.9)	675.6	698.1	680.2
Paid-in capital	874.9	834.2	834.8
Accumulated other comprehensive income:
Net unrealized gains on securities	143.9	672.6	465.0
Net unrealized gains on forecasted transactions	25.6	28.5	27.8
Retained earnings	2,540.6	3,110.5	2,927.7

Total shareholders’ equity	4,260.6	5,343.9	4,935.5

Total liabilities and shareholders’ equity	$18,639.6	$19,665.5	$18,843.1

[1]	Consists of long-term debt. See Note 4—Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Nine Months Ended September 30,	2008	2007
(millions)
Cash Flows From Operating Activities
Net income (loss)	$(229.3)	$946.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72.1	80.1
Amortization of fixed maturities	188.3	208.5
Amortization of stock-based compensation	25.8	20.8
Net realized (gains) losses on securities	1,385.8	(75.2)
Net loss on disposition of property and equipment	1.5	.3
Changes in:
Premiums receivable	(189.7)	(115.8)
Reinsurance recoverables	44.8	78.5
Prepaid reinsurance premiums	6.3	11.4
Deferred acquisition costs	(22.5)	(20.1)
Income taxes	(445.5)	14.9
Unearned premiums	288.8	212.4
Loss and loss adjustment expense reserves	203.6	195.8
Accounts payable, accrued expenses and other liabilities	69.1	126.1
Other, net	39.4	(6.9)

Net cash provided by operating activities	1,438.5	1,677.2
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,337.3)	(7,391.4)
Equity securities	(568.8)	(1,076.5)
Short-term investments—auction rate securities	(631.5)	(7,156.6)
Sales:
Fixed maturities	2,382.3	7,106.0
Equity securities	834.4	553.8
Short-term investments—auction rate securities	631.5	7,325.4
Maturities, paydowns, calls and other:
Fixed maturities	337.5	466.6
Equity securities	82.4	5.1
Net (purchases) sales of short-term investments—other	(351.1)	38.3
Net unsettled security transactions	(494.7)	94.6
Purchases of property and equipment	(75.5)	(98.8)
Sale of property and equipment	.8	1.7

Net cash used in investing activities	(1,190.0)	(131.8)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	19.7	16.7
Tax benefit from exercise/vesting of stock-based compensation	8.4	9.9
Proceeds from debt[1]	—	1,021.7
Dividends paid to shareholders[2]	(98.3)	(1,406.5)
Acquisition of treasury shares	(177.5)	(1,185.1)

Net cash used in financing activities	(247.7)	(1,543.3)

Increase in cash	.8	2.1
Cash, January 1	5.8	5.6

Cash, September 30	$6.6	$7.7

[1]

Includes a $34.4 million pretax gain received upon closing a forecasted debt issuance hedge. See Note 4—Debt in our 2007 Annual Report to Shareholders, which is filed as Exhibit 13 to our 2007 Annual Report on Form 10-K, for further discussion.

[2]	See Note 8—Dividends for further information.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation—These financial statements and the notes thereto should be read in conjunction with the audited financial statements and accompanying notes in The Progressive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the periods ended September 30, 2008, are not necessarily indicative of the results expected for the full year.

Note 2 Investments—The composition of the investment portfolio at September 30 was:

($ in millions)

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[4]	Fair Value	% of Total Portfolio (at Fair Value)
2008
Fixed maturities[1]	$9,557.3	$62.5	$(252.4)	$—	$9,367.4	73.5%
Equity securities:
Nonredeemable preferred stocks	1,357.0	1.3	(9.2)	(38.2)	1,310.9	10.3
Common equities	903.5	457.5	(38.4)	—	1,322.6	10.4
Short-term investments:
Other short-term investments	733.8	—	—	—	733.8	5.8

Total portfolio[2,3]	$12,551.6	$521.3	$(300.0)	$(38.2)	$12,734.7	100.0%

2007
Fixed maturities[1]	$9,664.2	$80.0	$(67.1)	$—	$9,677.1	65.3%
Equity securities:
Nonredeemable preferred stocks	2,358.7	12.4	(55.2)	(3.0)	2,312.9	15.6
Common equities	1,388.5	1,068.1	(3.5)	—	2,453.1	16.6
Short-term investments:
Other short-term investments	374.1	—	—	—	374.1	2.5

Total portfolio[2,3]	$13,785.5	$1,160.5	$(125.8)	$(3.0)	$14,817.2	100.0%

[1]

Includes $49.1 million and $20.2 million for 2008 and 2007, respectively, of collateral in the form of Treasury Notes delivered to a counterparty on an open derivative position. See the Derivative Instruments section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

[2]

At September 30, 2008, we had $484.7 million of net unsettled security sales (offset in other assets) and $67.0 million of unsettled security transactions (offset in other liabilities), compared to $136.5 million of net unsettled security purchases (offset in other liabilities) at September 30, 2007.

[3]

September 30, 2008 and 2007 totals include $1.0 billion and $1.9 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

[4]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).

Our fixed-maturity securities include debt securities and redeemable preferred stocks. The nonredeemable preferred stock portfolio also includes certain perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks (i.e., hybrid securities). At September 30, 2008 and 2007, our nonredeemable preferred stock portfolio included $55.4 million and $55.5 million in fair value, respectively, of such hybrid securities. Short-term investments can include auction rate securities (i.e., certain municipal bonds and preferred stocks) and other short-term investments. We held no auction rate securities at September 30, 2008 or 2007. Our other short-term investments include Eurodollar deposits, commercial paper and other investments which are expected to mature within one year. Common equities include common stocks and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds).

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

During the third quarter and first nine months of 2008, we wrote-down $1,426.4 million and $1,521.7 million, respectively, in securities determined to have had other-than-temporary declines in fair value. For the third quarter 2008, the write-downs included $1,347.6 million in redeemable and nonredeemable preferred stocks, $20.5 million of common equities and $58.3 million of fixed-maturity asset-backed and corporate debt securities. For the first nine months of 2008, the write-downs included $1,415.8 million in redeemable and nonredeemable preferred stocks, $33.8 million of common equities and $72.1 million of fixed-maturity asset-backed and corporate debt securities. These write-downs were the result of fundamental matters related to either specific issues or issuers and/or the significant decline in the credit and mortgage-related market, and were taken because we were unable to objectively determine that these securities would substantially recover in the near term. See the Other-Than-Temporary Impairment section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Associated with the decline in fair value during the quarter, we recognized an increase in our deferred tax asset. Our net deferred tax asset was $724.0 million at September 30, 2008, compared to $92.2 million at December 31, 2007, primarily reflecting the write-downs on securities during the quarter that have not yet been recognized for tax purposes, as well as the decrease in net unrealized gains. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our expectation that we will be able to fully use the deductions.

Note 3 Fair Value—In the first quarter 2008, we adopted Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” which became effective on January 1, 2008. SFAS 157, which applies to financial assets and liabilities, establishes a framework for measuring fair value, establishes a fair value hierarchy based on inputs used to measure fair value and expands disclosure about fair value measurements. Adopting this statement has not had an effect on our financial condition, cash flows or results of operations.

In accordance with SFAS 157, we have categorized our financial instruments, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities).

•

Level 2: Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly. This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means (e.g., certain corporate and municipal bonds and certain preferred stocks).

•

Level 3: Inputs that are unobservable. Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).

The composition of the investment portfolio as of September 30, 2008, was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total
Fixed maturities	$2,333.3	$6,932.1	$102.0	$9,367.4
Nonredeemable preferred stocks	481.5	829.4	—	1,310.9
Common equities	1,309.0	—	13.6	1,322.6

	$4,123.8	$7,761.5	$115.6	12,000.9

Other short-term investments[1]				733.8

Total portfolio				$12,734.7

[1]

These securities are not subject to fair value measurement since they are cash equivalents (e.g., mature within one business day); therefore, we report these securities at cost, which approximates fair value.

Our portfolio valuations classified as either Level 1 or Level 2 in the above table are priced exclusively by external sources, including: pricing vendors, broker/dealers and exchange quoted prices.

Vendor quoted prices represent approximately 56% of our Level 1 classifications and almost 96% of our Level 2 classifications. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. We reviewed independent documentation detailing the pricing techniques, models and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently transacted. We continue to monitor any changes or modifications to their process due to the recent market events.

Broker quoted prices represent the remaining 4% of the Level 2 classification. We typically use broker/dealers because the security issue we hold is not widely held or frequently traded and thus are not serviced by the pricing vendors. We reviewed the methodology used by broker/ dealers and determined that they used the same modeling characteristics as the external vendor pricing sources. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indexes and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar characteristic securities currently trading in the market. These quotes are not considered binding offers to transact.

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results with those generated based on quotes we received externally and research material valuation differences. We will, from time to time, obtain more than one broker quote for a security, when we feel it is necessary. We believe this additional step ensures we are reporting the most representative price.

When we feel it is necessary to challenge a quote from either a pricing vendor or broker/dealer by using internal estimates to augment those external prices, we review the internal assumptions and to the extent those estimates are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3.

Based on the criteria described above, we believe that the current level classifications are appropriate based on the valuation techniques used and that our fair values accurately reflect current market assumptions in the aggregate.

We currently have no material financial liabilities that would require categorization.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2008:

	Level 3 Fair Value Three months ended September 30, 2008
(millions)	Fixed Maturities	Nonredeemable Preferred Stocks	Common Equities	Total
Fair value at June 30, 2008	$149.3	$—	$13.8	$163.1
Calls/maturities/paydowns	(3.3)	—	(.7)	(4.0)
Sales	(14.3)	—	—	(14.3)
Realized (gain) loss	.5	—	—	.5
Change in valuation	(7.6)	—	.5	(7.1)
Transfers in (out)[1]	(22.6)	—	—	(22.6)

Fair value at September 30, 2008	$102.0	$—	$13.6	$115.6

	Level 3 Fair Value Nine months ended September 30, 2008
(millions)	Fixed Maturities	Nonredeemable Preferred Stocks	Common Equities	Total
Fair value at December 31, 2007	$119.4	$115.6	$13.7	$248.7
Calls/maturities/paydowns	(8.6)	—	(.7)	(9.3)
Sales	(14.3)	—	—	(14.3)
Realized (gain) loss	.5	—	—	.5
Change in valuation	(19.1)	—	.6	(18.5)
Transfers in (out)[1]	24.1	(115.6)	—	(91.5)

Fair value at September 30, 2008	$102.0	$—	$13.6	$115.6

[1]	Represents movement between the fair value hierarchy levels during the three and nine months ended September 30, 2008, reflecting changes in the inputs used to measure fair value during the period.

There were no purchases associated with the Level 3 securities during the three and nine months ended September 30, 2008.

Note 4 Debt—Debt at September 30 consisted of:

(millions)	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$348.8	$359.9	$348.5	$363.7
7% Notes due 2013	149.3	156.6	149.2	161.1
6 5/8% Senior Notes due 2029	294.5	279.2	294.4	310.1
6.25% Senior Notes due 2032	394.0	356.1	393.9	396.9
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	988.5	681.6	987.5	985.4

Total	$2,175.1	$1,833.4	$2,173.5	$2,217.2

Note 5 Supplemental Cash Flow Information—We paid income taxes of $223.0 million and $391.0 million during the nine months ended September 30, 2008 and 2007, respectively. Total interest paid was $93.4 million and $59.9 million for the nine months ended September 30, 2008 and 2007, respectively. Non-cash activity includes changes in net unrealized gains (losses) on investment securities and declared, but unpaid, dividends to shareholders (see Note 8—Dividends for further discussion).

Note 6 Segment Information—Our Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles through the Agency and Direct channels. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the specialty truck and business auto markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing our small run-off businesses. Our service businesses include providing insurance-related services, primarily policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All segment revenues are generated from external customers.

Following are the operating results for the periods ended September 30:

(millions)	Three Months				Nine Months
	2008		2007		2008		2007
	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,840.5	$75.7	$1,900.5	$110.8	$5,534.5	$283.7	$5,772.3	$406.6
Direct	1,129.1	77.3	1,091.6	67.9	3,336.2	211.2	3,285.3	284.4

Total Personal Lines[1]	2,969.6	153.0	2,992.1	178.7	8,870.7	494.9	9,057.6	691.0
Commercial Auto	441.1	13.6	464.3	38.1	1,331.1	73.4	1,391.0	161.0
Other indemnity	5.5	.8	5.4	1.0	15.6	1.0	16.2	2.4

Total underwriting operations	3,416.2	167.4	3,461.8	217.8	10,217.4	569.3	10,464.8	854.4
Service businesses	3.8	(2.2)	5.4	—	12.4	(4.1)	17.5	2.2
Investments[2]	(1,209.9)	(1,211.9)	242.4	239.5	(897.2)	(903.6)	590.0	579.7
Interest expense	—	(34.2)	—	(34.7)	—	(102.8)	—	(74.1)

Consolidated total	$2,210.1	$(1,080.9)	$3,709.6	$422.6	$9,332.6	$(441.2)	$11,072.3	$1,362.2

[1]

Private passenger automobile insurance accounted for 90% of the total Personal Lines segment net premiums earned in both the third quarter 2008 and 2007 and 90% in the first nine months of 2008, compared to 91% in the first nine months of 2007.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit (loss) is net of investment expenses.

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

	Three Months				Nine Months
	2008		2007		2008		2007
	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio
Personal Lines
Agency	4.1%	95.9	5.8%	94.2	5.1%	94.9	7.0%	93.0
Direct	6.8	93.2	6.2	93.8	6.3	93.7	8.7	91.3
Total Personal Lines	5.2	94.8	6.0	94.0	5.6	94.4	7.6	92.4
Commercial Auto	3.1	96.9	8.2	91.8	5.5	94.5	11.6	88.4
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	4.9	95.1	6.3	93.7	5.6	94.4	8.2	91.8

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of losses in, such businesses.

Note 7 Comprehensive Income—Total comprehensive income (loss) was $(556.4) million and $353.0 million for the three months ended September 30, 2008 and 2007, respectively, and $(552.6) million and $1,043.2 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 8 Dividends—In January 2008, Progressive paid dividends of $98.3 million, or $.1450 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy.

Progressive’s policy is to pay an annual variable dividend, if appropriate, shortly after the close of each year. This annual dividend will be based on a target percentage of after-tax underwriting income, multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The Gainshare factor can range from zero to two and will be determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. The Gainshare factor is aligned with the variable cash incentive program currently in place for our employees.

For 2008, the Board established that the variable dividend will be based on 20% of after-tax underwriting profit. Through the third quarter 2008, the Gainshare factor was .73. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor at the end of any interim period. However, if the Gainshare factor is zero or if our after-tax comprehensive income (which includes net investment income, as well as both realized gains and losses in securities and the change in unrealized gains and losses during the period) is less than after-tax underwriting income, no dividend will be paid. For the nine months ended September 30, 2008, our after-tax comprehensive loss was $(552.6) million, which is lower than the $370.0 million of after-tax underwriting income for the same period.

The declaration of the dividend remains within the Board’s discretion and they could alter the policy at any time prior to the declaration of the dividend for the year. Nevertheless, the Board is expected to apply the provisions of the policy and, if appropriate given both our underwriting and investment performance, declare the 2008 annual dividend in December 2008, with a record date in January 2009 and payment shortly thereafter. Based on results as of September 30, 2008, no dividend would be payable for 2008 under our variable dividend policy.

On September 14, 2007, The Progressive Corporation paid a $2.00 per common share extraordinary cash dividend in the aggregate amount of $1.4 billion, which was declared by the Board of Directors on June 13, 2007, and paid to shareholders of record as of the close of business on August 31, 2007.

Note 9 Litigation—One or more of The Progressive Corporation’s insurance subsidiaries are named as defendants in various lawsuits arising out of their insurance operations. All legal actions relating to claims made under insurance policies issued by our subsidiaries are considered in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as a defendant in a number of class action or individual lawsuits, the outcomes of which are uncertain at this time. These cases include those alleging damages as a result of our use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act; charging betterment in first party physical damage claims; the adjusting of personal injury protection and medical payment claims; the use of automated database vendors or products to assist in evaluating certain bodily injury claims; policy implementation, renewal and cancellation procedures; and cases challenging other aspects of our claims, marketing and other business practices.

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

I. OVERVIEW

The third quarter 2008 results reflected solid returns in The Progressive Corporation’s subsidiaries’ underwriting operations, but significant losses in our investment portfolio, which led to a net loss for the quarter of $684.2 million, or $1.03 per share, compared to net income of $299.2 million, or $.42 per share, in the same period last year. Our insurance operations generated $167.4 million of pretax underwriting profitability, despite $82.4 million of weather-related catastrophe losses. However, we recognized nearly $1.4 billion of net losses on our investment portfolio driven by write-downs in securities (primarily preferred stocks) that were determined to be other-than-temporarily impaired.

A. Operations

During the third quarter 2008, we realized a year-over-year increase of 3% in our companywide policies in force and 1% in net premiums written. This quarter marks the first time in the past eight quarters in which both of these growth measures were positive. Net premiums earned, which lags written premiums, decreased 1% for the quarter.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates) and customer retention. On a quarter-over-prior-year-quarter basis, companywide new business applications decreased 4%, while renewal applications increased 5%. New business acquisition continues to be a challenge, especially in our Agency and Commercial Auto businesses. Our Commercial Auto business is being adversely affected by the downturn in the economy, primarily the housing and construction sectors.

We currently have several initiatives underway aimed at providing distinctive new auto business options, including the expansion of our usage-based insurance product, referred to as MyRatesm, the introduction of Name Your Price®, a program that provides customers the opportunity to select the price they would like to pay for auto insurance, and the roll-out of a new product in our Agency auto business which is designed to help improve competitiveness.

On a year-over-year basis, for the third quarter 2008, we have seen an overall decrease in average written premium per auto policy of 1%. The rate of decrease declined over the past year, as we started to raise rates where necessary to meet our loss cost inflation expectations. We will continue to evaluate future rate needs and react quickly as we recognize changing trends.

Our effort to increase customer retention continues to be one of our most significant initiatives, and we are continuing to see the benefits. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or non-renewal, is one measure of customer retention. The policy life expectancy for our Agency and Direct auto businesses has been on a continuing upward trend over the past few quarters and is now about 12% and 13% higher, respectively, than at the end of the third quarter last year. Commercial Auto’s retention is relatively flat compared to the same period last year.

Policies in force, our primary growth metric, increased 3% on a companywide basis since the third quarter last year, reflecting the strides we have made in our retention efforts. We achieved policy growth in Personal Auto, Special Lines and Commercial Auto. Direct auto, which currently represents about 39% of our Personal Auto policies in force, increased 8%, while the Agency auto business decreased 2%. Our fastest Personal Auto growth area continues to be our Internet-produced business.

Our third quarter 2008 profit margin was 4.9%, which exceeded our profitability goal of an aggregate companywide underwriting margin of 4%. During the quarter, we incurred 2.4 points of weather-related catastrophe losses, primarily related to hurricanes Ike and Gustav and tropical storm Fay, compared to only .3 points of catastrophe losses for the third quarter last year. The higher catastrophe losses were partially offset by a decrease in auto accident frequency, which likely reflects fewer miles driven, due primarily to relatively higher gas prices during the period. On a quarter-over-prior-year-quarter basis, total auto paid severity was relatively flat, with increases in bodily injury and personal injury protection severity and a decrease in collision coverage severity.

B. Investments and Capital Management

The fair value of our investment portfolio was $12.7 billion at September 30, 2008, including $1.8 billion of redeemable and nonredeemable preferred stocks ($.5 billion and $1.3 billion, respectively). During the quarter, our investment portfolio produced a fully taxable equivalent total return of (6.9)%, with a (6.6)% total return in our fixed-income portfolio, which include both redeemable and nonredeemable preferred stocks, and a (8.7)% total return in our common stock portfolio, primarily reflecting overall market value declines. At September 30, 2008, the fixed-income portfolio duration was 2.8 years with a weighted average credit quality of AA.

The price of most risk assets declined during the quarter, in some cases materially. Our portfolio’s fair value, especially the value of our preferred stocks, was negatively affected by a series of shocks to the financial markets, including the decision to place Fannie Mae and Freddie Mac in conservatorship, the failure of Lehman Brothers and the near collapse of American International Group, as well as several major financial firms suffering a crisis of confidence. As a result, during the third quarter 2008, we recognized $1.4 billion in net realized losses, primarily the result of write-downs of securities determined to have had other-than-temporary declines in fair value. The majority of the affected securities had been in a decline for three quarters or more and, based on the market declines that occurred during the quarter, we were unable to objectively determine that the securities would substantially recover in the near term.

In addition to reducing the value of our investment portfolio, the investment losses during the quarter, which include both those that we have incurred through security sales, as well as through changes in the fair value of the securities we continue to hold, reduced our overall capital position. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all the insurance we can profitably underwrite and service. As of September 30, 2008, we had total capital (debt plus equity) of $6.4 billion to meet our capital requirements, as described below.

In an effort to manage this risk, beginning in September and concluding in the early part of October, we adjusted the allocation of our investment portfolio and reduced our exposure to common equities. We continue to maintain our financial policy, which targets an allocation of 75% to 100% for fixed-income securities, with the balance in common equities. At September 30, 2008, our common equities represented 10.4% of the total portfolio, whereas they previously represented about 15%.

We continued to feel the effect of these highly volatile market conditions during October, particularly in the equity markets. While the high credit quality and short duration of our fixed-income portfolio, as well as our reduced exposure to common stocks, should provide some protection from market volatility, any extreme swings in market prices could further affect our results going forward. Should economic conditions deteriorate further, the credit quality and value of our portfolio could decline. However, the vast majority of our asset-backed securities are senior positions with a substantial buffer of junior, subordinated securities to help protect us from loss and the credit quality of our corporate holdings is high. In addition, the majority of our bank preferred stock holdings are in eight of the firms that the U.S. Treasury Department has deemed to be systemically important and these banks have agreed to receive preferred capital from the Treasury Department at a seniority level equal or subordinate to our holdings. While these factors should provide some protection against possible future losses, we cannot be certain that there will be sufficient protection if the credit crisis deepens or in a deep and protracted recession.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2008 and 2007, operations generated positive cash flow of $1,438.5 million and $1,677.2 million, respectively. The decrease primarily reflects the lower underwriting income earned during the first nine months of 2008. During the third quarter 2008, we did not repurchase any of our common shares outside of our equity compensation plans. Year-to-date, we have repurchased 9.8 million common shares, at a total cost of $177.5 million (average cost of $18.13 per share).

In January 2008, we paid shareholder dividends of $98.3 million, or $.1450 per common share, pursuant to a December 2007 declaration by our Board of Directors under our annual variable dividend policy (see Note 8—Dividends for further discussion of our policy). Based on our results as of September 30, 2008, no dividend would be payable under our variable dividend policy for 2008.

We believe that we have sufficient capital resources, cash flows from operations and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt and expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded.

Continuing volatility in the capital markets presents challenges to us as we seek to manage our portfolio and our capital position. See Item 1A below, “Risk Factors,” for a discussion of certain matters that may affect our portfolio and capital position.

Management views our capital structure as consisting of three levels, each with a specific size and purpose. The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital we need to satisfy regulatory requirements and support our objective of writing all the business we can write, consistent with our underwriting discipline of achieving a 96 combined ratio. This capital is held largely within our various insurance entities.

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events such as loss reserve development, litigation, weather catastrophes or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, but it still represents our best estimates of such contingencies based on historical experience. This capital is held at the holding company and, at times, in our insurance entities potentially eligible for a dividend to the holding company.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock, consider acquisitions and pay dividends to shareholders and for other purposes. This capital is largely held at the holding company.

At all times during the third quarter 2008, and throughout October, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. However, due to the recent significant declines in the valuation of our investment portfolio, the third layer has been diminished, along with the flexibility provided by that level of capital.

The speed by which the market valuations changed, and continue to change, is of great concern and a basis for our ongoing review of portfolio risk. To help manage these risks and preserve our capital base, as of October month end, we held approximately $4 billion in cash and treasury bonds, double the amount we held at the start of the third quarter, as we have sought to reduce overall risk and volatility in the portfolio.

B. Commitments and Contingencies

During the first nine months of 2008, we completed construction of two new service centers that provide our concierge level of claims service, including one center completed during the third quarter; both of these centers replaced previously leased service center locations. In total, we have 54 service centers in 41 metropolitan areas across the United States serving as our primary approach to damage assessment and coordination of vehicle repairs at authorized repair facilities in these markets. We expect to construct one new service center to replace an existing leased facility in 2009.

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

Contractual Obligations

During the first nine months of 2008, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

During the first quarter 2008, we entered into two contracts to expand our brand building efforts. In January 2008, we entered into a 16-year contract for the ballpark naming rights and a sponsorship deal with the Cleveland Indians Major League Baseball team. Over the contract term, Progressive will pay an average of approximately $3.6 million per year. In addition, in March 2008, we announced our title sponsorship of the Progressive Insurance Automotive X PRIZE competition. The Automotive X PRIZE is a two and one half year international competition designed to inspire a new generation of safe, low emissions vehicles capable of achieving the equivalent of at least 100 miles per gallon in fuel efficiency. The total cost of the sponsorship is expected to be approximately $12.5 million, which includes the prize for the winning team or teams, as well as the funding of some operational expenses over the course of the competition.

III. RESULTS OF OPERATIONS—UNDERWRITING

A. Growth

(millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,884.5	$1,908.1	(1)	$5,661.6	$5,860.5	(3)
Direct	1,211.0	1,131.8	7	3,489.3	3,375.9	3

Total Personal Lines	3,095.5	3,039.9	2	9,150.9	9,236.4	(1)
Commercial Auto	409.8	437.0	(6)	1,346.4	1,435.0	(6)
Other indemnity	6.1	6.3	(3)	15.2	17.2	(12)

Total underwriting operations	$3,511.4	$3,483.2	1	$10,512.5	$10,688.6	(2)

NET PREMIUMS EARNED
Personal Lines
Agency	$1,840.5	$1,900.5	(3)	$5,534.5	$5,772.3	(4)
Direct	1,129.1	1,091.6	3	3,336.2	3,285.3	2

Total Personal Lines	2,969.6	2,992.1	(1)	8,870.7	9,057.6	(2)
Commercial Auto	441.1	464.3	(5)	1,331.1	1,391.0	(4)
Other indemnity	5.5	5.4	2	15.6	16.2	(4)

Total underwriting operations	$3,416.2	$3,461.8	(1)	$10,217.4	$10,464.8	(2)

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. During the third quarter, we experienced positive written premium growth, reflecting the effect of the rate changes we have been taking over the past year and our efforts to increase retention, as well as other initiatives we have underway to provide distinctive new auto business options (discussed below).

Policies in force represents all policies under which coverage was in effect as of the end of the periods specified.

(thousands)	At September 30,
	2008	2007	% Change
POLICIES IN FORCE
Personal Lines
Agency auto	4,348.1	4,459.2	(2)
Direct auto	2,770.9	2,571.9	8

Total auto	7,119.0	7,031.1	1
Special lines[1]	3,400.6	3,140.4	8

Total Personal Lines	10,519.6	10,171.5	3

Commercial Auto	554.4	540.9	2

[1]	Includes insurance for motorcycles, recreational vehicles, mobile homes, watercraft, snowmobiles and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels and the retention characteristics of our books of business. During the third quarter and year-to-date period, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year
	Quarter		Year-to-date
	2008	2007	2008	2007
Personal Lines:
New applications	(4)%	5%	(6)%	3%
Renewal applications	5%	4%	4%	3%
Commercial Auto:
New applications	(9)%	6%	(6)%	2%
Renewal applications	3%	5%	4%	6%

Returning to positive growth in new business remains a significant challenge. We have several initiatives underway aimed at providing distinctive new auto business options. During the third quarter 2008, we expanded our usage-based insurance product, “MyRate,” into four additional states. We now offer this product to our Direct auto customers in eight states and our Agency auto customers in four of the eight states; continued expansion is planned throughout the remainder of the year and during 2009. In addition, during the third quarter, we introduced a program called “Name Your Price” in four states that allows consumers to select a price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. During the second quarter 2008, we entered Massachusetts with our Internet-only personal auto and boat products. We plan to expand the distribution methods to include independent agents and direct via the phone in this $4 billion market over time. We are also rolling out a new product model in our Agency auto business which is designed to help improve competitiveness.

During the third quarter and first nine months of 2008, total personal auto written premium per policy decreased 1% and 3%, respectively, compared to the prior year periods. We started to raise rates during the latter part of 2007 in order to meet our loss cost inflation expectations, and continued to raise rates during 2008. During the quarter, our rate activity slowed as we are getting closer to our desired rate levels. We remain ready to react quickly, and as often as necessary, should our expectations change.

Another important element affecting growth is customer retention. One measure of customer retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Efforts at increasing growth from customer retention have continued to produce positive outcomes. Our policy life expectancy measures for our Agency and Direct private passenger auto products have been on a continuing upward trend and are now approximately 12% and 13% higher, respectively, than the same measures a year ago. We are continuing to monitor our renewal acceptance rates in light of the rate increases we have taken earlier this year, as well as the overall economic conditions. In our Commercial Auto Business, the policy life expectancy has remained relatively flat as compared to the third quarter 2007. Realizing the importance that retention has on our ability to grow profitably, we continue to place increased emphasis on competitive pricing, quality service and other retention initiatives for our current customers.

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

	Three Months				Nine Months
(millions)	2008		2007		2008		2007
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$75.7	4.1%	$110.8	5.8%	$283.7	5.1%	$406.6	7.0%
Direct	77.3	6.8	67.9	6.2	211.2	6.3	284.4	8.7

Total Personal Lines	153.0	5.2	178.7	6.0	494.9	5.6	691.0	7.6
Commercial Auto	13.6	3.1	38.1	8.2	73.4	5.5	161.0	11.6
Other indemnity[1]	.8	NM	1.0	NM	1.0	NM	2.4	NM

Total underwriting operations	$167.4	4.9%	$217.8	6.3%	$569.3	5.6%	$854.4	8.2%

[1]	Underwriting margins are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of losses in, such businesses.

On a quarter-over-prior-year-quarter basis, the decrease in underwriting profitably reflects the catastrophe losses we incurred in 2008, primarily from hurricanes Ike and Gustav and tropical storm Fay. On a year-to-date basis, in addition to the catastrophe losses, we are seeing the effect of 2007 rate reductions on our underwriting profitability.

Further underwriting results for our Personal Lines Businesses, including its channel components, the Commercial Auto Business and other indemnity businesses, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Underwriting Performance[1]
Personal Lines—Agency
Loss & loss adjustment expense ratio	74.5	73.0	1.5 pts.	73.5	71.7	1.8 pts.
Underwriting expense ratio	21.4	21.2	.2 pts.	21.4	21.3	.1 pts.

Combined ratio	95.9	94.2	1.7 pts.	94.9	93.0	1.9 pts.

Personal Lines—Direct
Loss & loss adjustment expense ratio	72.1	71.9	.2 pts.	72.8	70.2	2.6 pts.
Underwriting expense ratio	21.1	21.9	(.8) pts.	20.9	21.1	(.2) pts.

Combined ratio	93.2	93.8	(.6) pts.	93.7	91.3	2.4 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	73.5	72.6	.9 pts.	73.2	71.2	2.0 pts.
Underwriting expense ratio	21.3	21.4	(.1) pts.	21.2	21.2	— pts.

Combined ratio	94.8	94.0	.8 pts.	94.4	92.4	2.0 pts.

Commercial Auto
Loss & loss adjustment expense ratio	75.1	72.3	2.8 pts.	73.0	68.1	4.9 pts.
Underwriting expense ratio	21.8	19.5	2.3 pts.	21.5	20.3	1.2 pts.

Combined ratio	96.9	91.8	5.1 pts.	94.5	88.4	6.1 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	73.7	72.5	1.2 pts.	73.1	70.7	2.4 pts.
Underwriting expense ratio	21.4	21.2	.2 pts.	21.3	21.1	.2 pts.

Combined ratio	95.1	93.7	1.4 pts.	94.4	91.8	2.6 pts.

Accident year—Loss & loss adjustment expense ratio	73.9	72.0	1.9 pts.	72.8	70.1	2.7 pts.

[1]	Ratios are expressed as a percentage of net premiums earned.

[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of losses in, such businesses. These businesses generated an underwriting profit of $.8 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively.

Losses and Loss Adjustment Expenses (LAE)

(millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Change in net loss and LAE reserves	$156.5	$92.5	$235.8	$247.4
Paid losses and LAE	2,361.1	2,416.6	7,237.1	7,150.6

Total incurred losses and LAE	$2,517.6	$2,509.1	$7,472.9	$7,398.0

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

On a year-over-year basis, our loss and loss adjustment expense ratios increased for both the third quarter and the first nine months, partially reflecting greater catastrophe losses in 2008, which include approximately $62 million of losses from hurricanes Gustav and Ike during the third quarter. Hail storms and floods in the Midwest and upper Great Plains during the second quarter 2008 also contributed to the catastrophe losses for the year-to-date period. The following table shows the total catastrophe losses incurred during the periods.

(millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Catastrophe losses incurred	$82.4		$8.9		$151.7		$35.1

Increase to calendar year combined ratio	2.4 pts	.	.3 pts	.	1.5 pts	.	.3 pts	.

During the third quarter 2008, total personal auto paid severity (i.e., average cost per claim) remained relatively flat compared to the third quarter 2007. We experienced an increase in bodily injury and personal injury protection severity and a decrease in severity for our collision coverage.

We experienced a significant decline in auto accident frequency in the third quarter 2008, compared to the same period last year, excluding the effect of the catastrophes during the period. We cannot predict the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of miles driven, the number of vehicles per household, greater vehicle safety and unemployment rates, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

(millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$(3.6)	$(.8)	$(37.2)	$32.9
Current accident year	—	(4.1)	5.4	(6.3)

Calendar year actuarial adjustment	$(3.6)	$(4.9)	$(31.8)	$26.6

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$(3.6)	$(.8)	$(37.2)	$32.9
All other development	10.1	(17.8)	5.3	(92.3)

Total development	$6.5	$(18.6)	$(31.9)	$(59.4)

(Increase) decrease to calendar year combined ratio	.2 pts.	(.5) pts.	(.3) pts.	(.6) pts.

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

As reflected in the table above, we experienced favorable total development in the third quarter 2008, compared to unfavorable development for the third quarter 2007 and both the first nine months of 2008 and 2007. The 2008 year-to-date unfavorable development is heavily weighted towards claims from the 2006 accident year. The total prior year loss reserve development in the nine-month period ended September 30, 2008, which increased the reported combined ratio by .3 points, was unfavorable in our Commercial Auto Business and had no effect on our total Personal Lines Business combined ratio.

Prior accident year development typically reflects the changes in our estimate of severity from what we originally expected when establishing the reserves, including any subsequent adjustments. For the first nine months of both 2008 and 2007, our Personal Lines Business experienced very slight favorable development, while the Commercial Auto Business experienced unfavorable development in both periods. An increase in the number of late reported claims in both 2008 and 2007 contributed to the unfavorable reserve development in Commercial Auto. In addition, for the first nine months of 2008, we experienced an increase in the estimated bodily injury severity on these late reported claims in both the business auto and specialty truck markets.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2008.

Underwriting Expenses

Our other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased .2 points for both the third quarter and year-to-date 2008, compared to the prior-year periods, reflecting lower earned premiums.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	2%	(1)%
Net premiums earned	(1)%	(2)%
New applications	(4)%	(6)%
Renewal applications	5%	4%

Progressive’s Personal Lines Business writes insurance for private passenger automobiles and recreational vehicles, and represented about 87% of our total net premiums written in both the third quarter and first nine months of 2008 and 2007. We currently write our Personal Lines products in all 50 states and our personal auto product in the District of Columbia. In May 2008, we began offering our personal auto product to Direct Internet customers in Massachusetts, and in June 2008, we expanded our offering in the state to include boat insurance. Additional options, such as shopping by phone and through independent insurance agents and the ability to buy other insurance products, such as motorcycle and RV polices, are expected to be phased in over time in the state.

Private passenger auto represented about 89% of our total Personal Lines net premiums written in the third quarter and first nine months of 2008, with the special lines products (e.g., motorcycles, watercraft and RVs) making up the balance. Compared to the third quarter 2007, policies in force increased 1% in auto and 8% in special lines. For the quarter and year-to-date period ended September 30, 2008, net premiums written increased 1% and declined 2% for auto, respectively, and increased 10% and 5% for special lines, compared to the prior-year periods.

Total Personal Lines generated a combined ratio of 94.8 and 94.4 for the third quarter and first nine months of 2008, respectively, compared to 94.0 and 92.4, respectively, last year. During the third quarters of 2008 and 2007, the total Personal Lines combined ratio was negatively affected by 2.8 points and 1.0 points, respectively, from our special lines products, which reflects the fact that the special lines vehicles are typically used more in the warmer-weather months. The special lines business had a greater effect in 2008 primarily due to about $30 million of catastrophe losses from hurricanes Gustav and Ike. For the first nine months of both 2008 and 2007, the special lines results had a minimal effect on the total Personal Lines combined ratio.

The Personal Lines Business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(1)%	(3)%
Net premiums earned	(3)%	(4)%
Auto: new applications	(15)%	(14)%
renewal applications	—%	—%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the third quarter 2008, we saw new Agency auto application growth in 13 states, including Texas, one of our largest volume states. However, our other big states have not seen this growth. In particular, beginning in the latter part of 2007 and into 2008, we restricted writing new business in certain areas of New York and California, thus hindering our overall Agency auto growth. During the first quarter 2008, we were able to strengthen our underwriting criteria and began to lift some of the restrictions in these areas of concern. In October 2008, we received some rate relief in New York allowing us to lift some additional restrictions. In California, we continue to enhance our underwriting criteria to ensure adherence to our guidelines and meet our profitability targets. In addition, written premium per policy on total Agency auto business was flat on a quarter-over-prior-year-quarter basis, primarily reflecting the effect of the rate increases we have been taking, reversing in part the effect of prior rate decreases. On a year-to-date over prior year-to-date basis, rates were down 2%, primarily reflecting past decreases in written premium per policy on renewal business.

For both the three and nine month periods ended September 30, 2008, the total rate of conversion (i.e., converting a quote to a sale) was down on an increase in the number of Agency auto quotes. Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate is significantly lower.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	3%
Net premiums earned	3%	2%
Auto: new applications	2%	—%
renewal applications	9%	9%

The Direct business includes business written directly by Progressive online and over the phone. For the third quarter 2008, we experienced an increase in new Direct auto applications in 21 states, primarily in our mid-size states. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down 3% on a quarter-over-prior-year-quarter basis and down 4% on a year-to-date over prior year-to-date basis. Prior period rate decreases on both new and renewal business contributed to the aggregate decrease in written premium per policy for both periods, although the rate of decrease has been declining throughout 2008.

On a year-over-year basis for the third quarter and first nine months of 2008, total overall quotes increased, reflecting an increase in quotes generated via the Internet. Our entry into Massachusetts in May 2008 with an Internet-only auto product contributed to our increase in quoting activity. Phone quotes increased slightly during the third quarter and decreased during the first nine months of 2008. The conversion rate for Internet-initiated business was up slightly, while phone-initiated business was down for both periods, compared to last year. We are continuing to see the Internet becoming a greater portion of our Direct business mix, which historically has had a lower conversion rate than phone.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(6)%	(6)%
Net premiums earned	(5)%	(4)%
New applications	(9)%	(6)%
Renewal applications	3%	4%

Progressive’s Commercial Auto Business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the third quarter and first nine months of 2008 and 2007, the Commercial Auto Business represented about 13% of our total net premiums written. About 90% of the Commercial Auto Business is distributed through independent agents. The Commercial Auto Business operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans and pick-up trucks used by artisans, such as contractors, landscapers and plumbers, and a variety of other small businesses. Both of these markets have been significantly affected by the downturn in the economy (i.e., the disruption in the housing and credit markets and higher gas prices), as well as increased competition in the commercial auto business.

We currently write our Commercial Auto Business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies are written for 12-month terms. Total written premium per policy decreased 4% and 5% for the third quarter and first nine months of 2008, respectively. We experienced such decreases on both new and renewal business.

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

We continue to review our community bank program in light of the sub-prime mortgage “crisis,” and believe that we do not have any significant direct exposure to claims arising from this issue. From a strategic perspective, community banks tend not to generate sub-prime mortgages or invest in sub-prime securities. To date, we have not received any directors or officers liability claims related to sub-prime mortgages.

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

We have previously competed with two other carriers in the CAIP market. However, one of these carriers ceased writing new business in the second quarter 2008 and the remaining carrier recently announced that it will cease writing new business in early 2009. This will leave us as the sole CAIP provider countrywide. Although our market share will be increasing, we may not realize an immediate effect to revenues as the cyclical downturn in the CAIP market continues.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2008 and December 31, 2007, our income taxes were in a net asset position, compared to a net liability position at September 30, 2007. The movement to a net asset position and the increase in the asset position since year-end 2007 is due primarily to a decrease in our net unrealized gains on securities and the fact that we reported a net loss for the nine months ended 2008.

Our net deferred tax asset was $724.0 million at September 30, 2008, compared to $92.2 million at December 31, 2007, primarily reflecting the write-downs on securities during the quarter that have not yet been recognized for tax purposes, as well as the decrease in net unrealized gains. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There have been no material changes in our uncertain tax positions during the third quarter and first nine months of 2008.

IV. RESULTS OF OPERATIONS—INVESTMENTS

At September 30, 2008, the fair value of our investment portfolio was $12.7 billion, 14% less than at September 30, 2007, reflecting significant declines in the value of our common and preferred stock holdings, our common share repurchases over the last twelve months and the payment of a dividend in January 2008. Our recurring investment income (e.g., interest and dividends) decreased 11% and 5% for the third quarter and first nine months of 2008, respectively, as compared to the same periods last year, reflecting a decrease in average assets for both periods, as well as lower yields during the third quarter. During the third quarter 2008, we also recognized $1.4 billion in net realized losses, primarily the result of write-downs of securities determined to have had other-than-temporary declines in market value. These write-downs were principally in our preferred stock portfolio, which continued to feel the effects of the market-related issues associated with the disruption in the mortgage and other credit markets, as well as deterioration in fundamentals relating to certain financial industry issuers.

A. Portfolio Allocation

The composition of the investment portfolio at September 30 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (Years)	Rating[4]
2008
Fixed maturities[1]	$9,367.4	73.5%	3.2	AA
Nonredeemable preferred stocks	1,310.9	10.3	2.4	A-
Short-term investments:
Other short-term investments	733.8	5.8	<1	AA

Total fixed-income securities	11,412.1	89.6	2.8	AA
Common equities	1,322.6	10.4	na	na

Total portfolio[2,3]	$12,734.7	100.0%	2.8	AA

2007
Fixed maturities[1]	$9,677.1	65.3%	4.0	AA+
Nonredeemable preferred stocks	2,312.9	15.6	1.6	A-
Short-term investments:
Other short-term investments	374.1	2.5	<1	AA-

Total fixed-income securities	12,364.1	83.4	3.4	AA
Common equities	2,453.1	16.6	na	na

Total portfolio[2,3]	$14,817.2	100.0%	3.4	AA

na = not applicable

[1]

Includes $49.1 million and $20.2 million for 2008 and 2007, respectively, of collateral in the form of Treasury Notes delivered to a counterparty on an open derivative position. See the Derivative Instruments section below for further discussion.

[2]

At September 30, 2008, we had $484.7 million of net unsettled security sales (offset in other assets) and $67.0 million of unsettled security transactions (offset in other liabilities), compared to $136.5 million of net unsettled security purchases (offset in other liabilities) at September 30, 2007.

[3]

September 30, 2008 and 2007 totals include $1.0 billion and $1.9 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

[4]

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

Unrealized Gains and Losses

As of September 30, 2008, our portfolio had $221.3 million of pretax net unrealized gains, recorded as part of accumulated other comprehensive income, compared to $1,034.7 million at September 30, 2007 and $715.4 million at December 31, 2007. The net unrealized gain position at September 30, 2008, is a result of realizing through the income statement $1,521.7 million of write-downs on securities determined to be other-than-temporarily impaired during the first nine months of 2008; the write-downs were primarily in our preferred stock portfolio. During the quarter, the fair value of our fixed-income securities declined reflecting the widening in credit spreads in general in the market, with a slight offset due to a reduction in interest rates. The net unrealized gains in the common stock portfolio decreased $309.5 million during the third quarter 2008, reflecting both the gains generated from the sales of the securities, as well as the negative return of the broad equity markets. See Note 2—Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio includes fixed-maturity securities, short-term investments, and redeemable and nonredeemable preferred stocks. The portfolio’s duration was 2.8 years at September 30, 2008, compared to 3.5 years at December 31, 2007, and 3.4 years at September 30, 2007, reflecting our ongoing management with respect to anticipated interest rate movements during those periods. The fixed-maturity securities and short-term securities, as reported on the balance sheets at September 30, were comprised of the following:

($ in millions)	2008		2007
Investment-grade fixed maturities:[1]
Short/intermediate term	$9,735.8	96.4%	$9,598.9	95.5%
Long term	70.0	.7	109.3	1.1
Non-investment-grade fixed maturities[2]	295.4	2.9	343.0	3.4

Total	$10,101.2	100.0%	$10,051.2	100.0%

[1]

Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.

[2]	Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating equivalent to BB+ or lower, classified by the lowest rating from a nationally recognized rating agency.

Asset-Backed Securities

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at September 30:

($ in millions)	Fair Value	% of Asset-Backed Securities	Duration (years)	Rating
2008
Collateralized mortgage obligations[1]	$492.9	18.9%	1.6	AAA-

Commercial mortgage-backed obligations	1,163.7	44.6	2.5	AA
Commercial mortgage-backed obligations: interest only	562.8	21.5	1.6	AAA-

Subtotal commercial mortgage-backed obligations	1,726.5	66.1	2.2	AA+

Other asset-backed securities:
Automobile	74.0	2.8	2.1	AAA
Home equity[2]	253.2	9.7	.1	AA+
Other[3]	66.4	2.5	.8	AA-

Subtotal other asset-backed securities	393.6	15.0	.6	AA+

Total asset-backed securities	$2,613.0	100.0%	1.9	AA+

2007
Collateralized mortgage obligations[1]	$731.1	27.7%	1.4	AAA-

Commercial mortgage-backed obligations	921.5	34.9	2.8	AA
Commercial mortgage-backed obligations: interest only	824.9	31.2	1.9	AAA-

Subtotal commercial mortgage-backed obligations	1,746.4	66.1	2.4	AA+

Other asset-backed securities:
Home equity[2]	79.3	3.0	.1	A+
Other[3]	83.0	3.2	1.2	A

Subtotal other asset-backed securities	162.3	6.2	.7	A+

Total asset-backed securities	$2,639.8	100.0%	2.0	AA+

[1]

Includes $40.9 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $6.5 million and a credit quality of AAA as of September 30, 2008; includes $54.5 million of Alt-A bonds that had a net unrealized loss of $.3 million and a credit quality of AAA as of September 30, 2007. The remainder for both periods represents seasoned prime loans that are currently performing as expected.

[2]	Comprised of sub-prime bonds, which had a net unrealized loss of $26.0 million as of September 30, 2008 and a net unrealized gain of $3.6 million as of September 30, 2007.

[3]	Includes equipment leases, manufactured housing and other types of structured debt.

At September 30, 2008, our asset-backed securities had a net unrealized loss of $129.9 million, compared to a net unrealized gain of $7.9 million at December 31, 2007. Substantially all of the asset-backed securities have available market quotes, although the spreads between the bid and offer prices are wider than in recent years given the current market conditions reflecting a general drop in liquidity. As of September 30, 2008, approximately 11% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $14.5 million and $28.3 million in write-downs on these securities during the third quarter and first nine months of 2008, respectively, compared to $1.7 million and $1.9 million during the third quarter and first nine months of 2007, respectively. Our write-downs included $6.8 million during the quarter and $20.6 million for the first nine months of 2008 on securities with sub-prime exposure, compared to $1.7 million during both the third quarter and first nine months of 2007. All of our securities with sub-prime exposure are paying their principal and periodic interest in a timely manner, and we have no current plans to liquidate these securities.

Home Equity Securities    The following table shows the credit quality rating of our home equity securities by deal origination year, along with a comparison of the fair value at September 30, 2008, to our original investment value (adjusted for returns of principal and amortization).

	Home Equity Sub-Prime Mortgage Portfolio
($ in millions)	Deal Origination Year
Rating (date acquired)	2007	2006	2005	2004	Total	% of Home Equity Loans
AAA (June 2005—May 2008)	—	$96.3	$50.5	—	$146.8	58.0%
Increase (decrease) in value	—	(5.9)%	(7.6)%	—	(6.5)%

AA (September 2007—May 2008)	—	—	$57.6	$11.0	$68.6	27.1%
Increase (decrease) in value	—	—	(15.7)%	(23.6)%	(17.1)%

A (August 2007—April 2008)	—	—	$28.2	$5.4	$33.6	13.3%
Increase (decrease) in value	—	—	(4.5)%	(3.6)%	(4.4)%

BBB (March 2007)	—	—	—	$1.4	$1.4	.5%
Increase (decrease) in value	—	—	—	—%	—%

Non-investment grade (August 2007)	$1.0	—	$1.8	—	$2.8	1.1%
Increase (decrease) in value	(3.3)%	—	(.4)%	—	(1.4)%

Total	$1.0	$96.3	$138.1	$17.8	$253.2	100.0%

Increase (decrease) in value	(3.3)%	(5.9)%	(10.5)%	(16.9)%	(9.3)%

Commercial Mortgage-Backed Securities    At September 30, 2008, approximately 44.6% of our asset-backed securities were commercial mortgage-backed obligations (CMBS). These securities had a net unrealized loss of $41.6 million at September 30, 2008, compared to a net unrealized gain of $23.4 million at December 31, 2007.

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination.

Commercial Mortgage-Backed Obligations
($ in millions)	Rating
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
Pre-2000	$2.4	$3.2	$—	$32.6	$17.8	$56.0	4.8%
2000	48.6	23.2	—	—	—	71.8	6.2
2001	125.6	30.8	6.9	12.6	—	175.9	15.1
2002	98.5	—	18.3	—	—	116.8	10.0
2003	179.0	15.4	4.1	—	—	198.5	17.1
2004	135.5	19.7	4.1	9.8	7.0	176.1	15.1
2005	117.2	—	—	8.9	—	126.1	10.8
2006	136.1	—	—	9.9	50.1	196.1	16.9
2007	—	—	11.5	6.2	28.7	46.4	4.0

Total Fair Value	$842.9	$92.3	$44.9	$80.0	$103.6	$1,163.7	100.0%

% of Total Fair Value	72.4%	7.9%	3.9%	6.9%	8.9%	100.0%

The CMBS portfolio contains 15.8% of securities that are rated BBB or lower, with an unrealized loss of $8.7 million at September 30, 2008, and an average duration of 2.0 years, compared to 2.5 years for the entire CMBS portfolio. We believe the non-investment-grade securities we hold that originated in 2006 and 2007 will have lower frequency of default than those generally originated in that year of issuance due to the underlying strength of and exposure to a single borrower.

Commercial Mortgage-Backed Securities—Interest Only    We also held CMBS interest only (IO) securities at September 30, 2008. The IO portfolio had an average credit quality of AAA- and a duration of 1.6 years. These securities had a net unrealized loss of $23.0 million at September 30, 2008, compared to a net unrealized loss of $.2 million at December 31, 2007. During the third quarter and first nine months of 2008, we recorded $.6 million of write-downs on our IO portfolio, compared to $.2 million for the first nine months of 2007. The following table quantifies the fair value and total exposure of these securities by the year of deal origination.

Commercial Mortgage-Backed Obligations: Interest Only
($ in millions)
Deal Origination Year	Fair Value	% of Total Exposure
Pre-2000	$5.7	1.0%
2000	26.5	4.7
2001	19.9	3.5
2002	19.4	3.5
2003	80.3	14.3
2004	85.7	15.2
2005	146.7	26.1
2006	178.6	31.7

Total Fair Value	$562.8	100.0%

The IO portfolio is approximately 90% comprised of AAA planned amortization class IOs, which provide bondholders greater protection against loan prepayment or default risk inherent in these types of securities. Since 2004, 100% of the IO securities we have purchased were made up of this more protected class.

Municipal Securities

Included in the fixed-income portfolio at September 30, 2008, were $3,054.1 million of state and local government obligations with an overall credit quality rating of AA. The following table details the credit quality rating of our municipal securities at September 30, 2008, without the benefit of insurance as discussed below.

(millions)	Municipal Securities Rating
Rating	General Obligations	Revenue Bonds	Total
AAA	$340.6	$370.7	$711.3
AA	663.2	1,333.4	1,996.6
A	157.3	152.1	309.4
BBB	1.5	28.3	29.8
Other	—	7.0	7.0

Total	$1,162.6	$1,891.5	$3,054.1

Included in revenue bonds are $1.1 billion of single family housing revenue bonds issued by state housing finance agencies of which $.8 billion are supported by individual mortgages held by the state housing finance agencies and $.3 billion are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae mortgages; the remaining 60% are collateralized by Government National Mortgage Association (GNMA, “Ginnie Mae”) loans, which are fully guaranteed by the U. S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA.

Approximately 31%, or $959.2 million, of these municipal securities were insured general obligation or revenue bonds, which in the aggregate had a decline in credit quality from AAA at December 31, 2007 to AA- as of September 30, 2008. The credit quality decline was primarily due to rating downgrades of FGIC, AMBAC and MBIA bond insurers. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at September 30, 2008. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities
Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
FGIC
AA	$127.0	$127.0	$254.0
A	66.7	10.1	76.8

	$193.7	$137.1	$330.8

AMBAC
AA	$107.3	$68.4	$175.7
A	38.3	—	38.3
BBB	—	4.3	4.3
Non-rated	—	1.8	1.8

	$145.6	$74.5	$220.1

MBIA
AA	$77.2	$73.7	$150.9
A	39.4	40.2	79.6
BBB	—	5.1	5.1
Non-rated	—	5.2	5.2

	$116.6	$124.2	$240.8

FSA
AA	$46.2	$94.4	$140.6
A	—	22.8	22.8
BBB	—	4.1	4.1

	$46.2	$121.3	$167.5

TOTAL
AA	$357.7	$363.5	$721.2
A	144.4	73.1	217.5
BBB	—	13.5	13.5
Non-rated	—	7.0	7.0

	$502.1	$457.1	$959.2

As of September 30, 2008, the insurance-enhanced general obligation and revenue bonds had a combined net unrealized gain of $.2 million, compared to a net unrealized gain of $12.5 million at December 31, 2007. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

Corporate Securities

Included in our fixed-income securities at September 30, 2008, were $801.2 million of fixed-rate corporate securities which have a duration of 3.7 years and an overall credit quality rating of BBB+. These securities had a net unrealized loss of $33.0 million at September 30, 2008, compared to a net unrealized gain of $2.5 million at December 31, 2007. During the third quarter and first nine months of 2008, we recorded $43.8 million of other-than-temporary impairment losses on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector.

Corporate Securities Rating by Sector
Sector	AAA	AA	A	BBB	% of Portfolio
Financial	4.3%	9.0%	13.7%	8.9%	35.9%
Agency	—	—	—	—	—
Industrial	—	—	4.3	57.3	61.6
Utility	—	—	2.5	—	2.5

Total	4.3%	9.0%	20.5%	66.2%	100.0%

Preferred Stocks—Redeemable and Nonredeemable

We hold both redeemable (e.g., mandatory redemption dates) and nonredeemable (e.g., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. The following table lists our redeemable ($529.6 million) and nonredeemable ($1,310.9 million) preferred stock holdings as of September 30, 2008, for individual financial service issuers that had a cost as of June 30, 2008 exceeding 2% of total shareholders’ equity.

(millions)
Issuers	Fair Value at September 30, 2008	% of Total Portfolio
Bank of America (includes Merrill Lynch)	$192.3
Wachovia	78.3
U. S. Bancorp	80.3
Fannie Mae	15.7
MetLife Inc.	57.7
HSBC USA Inc.	64.1
J. P. Morgan	88.9
Goldman Sachs	54.0
Morgan Stanley Dean Witter	42.0

Subtotal	673.3	5.3%
Other preferred stocks [1] (36 issuers)	1,111.8	8.7%
Hybrid preferred stocks (fair value)	55.4	.4%

Total preferred stocks	$1,840.5	14.4%

[1]	The 36 issuers are in the following sectors: Financial-55%; Agency-0%; Industrial-33%; and Utility-12%.

Our preferred stock portfolio had a net unrealized loss of $22.1 million at September 30, 2008, compared to a net unrealized loss of $342.0 million at December 31, 2007 and $62.5 million at September 30, 2007. During the third quarter, we wrote down our preferred stock portfolio by $1,347.6 million due to a combination of issuer fundamentals, severe market declines and our inability to objectively determine that the securities would substantially recover in the near term (see Other-than-Temporary Impairment section below for further discussion).

Our preferred stocks had an overall credit quality rating of BBB+ at September 30, 2008. The table below shows the exposure break-down by rating and sector.

Preferred Stocks Rating by Sector
Sector	A	BBB	Non-Investment Grade	% of Portfolio
Financial	54.8%	12.1%	5.3%	72.2%
Agency	—	—	.9	.9
Industrial	—	13.4	6.5	19.9
Utility	2.0	5.0	—	7.0

Total	56.8%	30.5%	12.7%	100.0%

Approximately 52% of these securities pay dividends that have tax preferential characteristics, while the remainder is fully taxable. In addition, all of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.

Approximately 70% of our preferred stocks are fixed-rate securities and 30% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Approximately 87% of the fixed-rate preferred stock securities are structured to provide protection against extension risk in the event the issuer elects not to call such securities at their initial call date either by paying a higher dividend or by paying floating-rate coupons after such date.

As shown in the table, the majority of this portfolio is in the financial services sector, reflecting the composition of the preferred market, which is dominated by financial issuers. Within the financial sector, approximately 67% of our holdings are in large capitalization banks and 10% are in large broker/dealers that have recently reorganized as bank holding companies.

Common Equities

Common equities, as reported in the balance sheets at September 30, were comprised of the following:

(millions)	2008		2007
Common stocks	$1,309.0	99.0%	$2,438.7	99.4%
Other risk investments	13.6	1.0	14.4	.6

Total common equities	$1,322.6	100.0%	$2,453.1	100.0%

Our common equity allocation is intended to enhance the return of and provide diversification for the total portfolio and may range from 0% to 25% of the investment portfolio. At September 30, 2008, 10.4% of the portfolio was in common equities, compared to 16.6% at the same time last year. The decrease reflects our decision to reduce our exposure to equity securities, which we began in September and concluded in October. The common equities experienced a significant market decline over the last 12 months, which contributed to the reduction in fair value.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. For the first nine months of 2008 and 2007, the GAAP basis total return was within our tracking error. To maintain high correlation with the Russell 1000, we held 679 out of 998, or approximately 68%, of the common stocks comprising the index at September 30, 2008. Our individual holdings are selected based on their contribution to the correlation with the index.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $.2 million of open funding commitments at September 30, 2008.

Trading Securities

Trading securities may be entered into from time to time for the purpose of near-term profit generation. We have not entered into any trading securities during the last two years.

Derivative Instruments

During the three and nine months ended September 30, 2008 and 2007, we invested in the following derivative exposures at various times: interest rate swaps; asset-backed credit default swaps; U.S. corporate debt and corporate debt indexed credit default swaps; and forecasted hedges.

For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would reflect an inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to the immaterial effect on our financial condition, cash flows and results of operations.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of September 30, 2008. All of the open positions were entered into during 2008.

(millions)				Holding Period Gains (Losses)		Holding Period Gains (Losses)
		Notional Exposure		Three Months Ended September 30,		Nine Months Ended September 30,
	Coupon	2008	2007	2008	2007	2008	2007
Open Positions
2-year exposure	Receive fixed	$725	$—	$4.7	$—	$10.6	$—
5-year exposure	Receive fixed	550	—	7.4	—	11.6	—

Total open positions		1,275	—	12.1	—	22.2	—

Closed Positions
5-year exposure	Receive variable	225	—	—	—	6.9	—
5-year exposure	Receive fixed	1,175	850	—	19.5	46.5	18.3
10-year exposure	Receive fixed	150	150	—	.2	3.7	.2

Total closed positions		$1,550	$1,000	—	19.7	57.1	18.5

Total interest rate swaps				$12.1	$19.7	$79.3	$18.5

Also included in the holding period gains (losses) are the net interest income or expense that has been incurred on these positions. During October 2008, we entered into a $525 million notional value interest rate swap with 2-year exposure where we receive a fixed interest rate.

ASSET-BACKED CREDIT DEFAULT SWAPS

During the three and nine months ended September 30, 2008 and 2007, we held an open position for which we sold credit protection in the form of a credit default swap comprised of a basket of 20 asset-backed bonds supported by sub-prime mortgage loans. We covered the credit default swap’s notional exposure by acquiring U.S. Treasury Notes of equal maturity and principal amount. When we opened this swap position, we received upfront cash of $43.3 million on the $140 million swap, lowering our overall exposure to $96.7 million. During the third quarter 2008, we had $.5 million of collateral returned to us in the form of U.S. Treasury Notes from a counterparty, as required under the swap agreement, compared to delivering $20.2 million of collateral in the form of U.S. Treasury Notes during the third quarter 2007; inception-to-date, we have delivered $49.1 million of collateral.

The following table summarizes our holding period gains (losses) on the asset-backed credit default swaps classified by the status of the swap position as of September 30, 2008.

(millions)			Holding Period Gains (Losses)		Holding Period Gains (Losses)
	Notional Exposure		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Open Positions
BBB-credit exposure	$140	$140	$1.7	$(23.9)	$(24.7)	$(25.0)
Treasury Note	140	140	2.4	3.3	2.6	3.4

Total open positions			4.1	(20.6)	(22.1)	(21.6)
Closed Positions
BBB-credit exposure	—	50	—	—	—	2.5
Treasury Note	—	50	—	—	—	—

Total closed positions			—	—	—	2.5

Total asset-backed swaps			$4.1	$(20.6)	$(22.1)	$(19.1)

On an inception-to-date basis, we recognized a holding period loss of $68.0 million, net of the Treasury Note gain, on the open position. In late October 2008, we began closing out our entire asset-back credit default swap position.

CORPORATE CREDIT DEFAULT SWAPS

During the quarter and nine months ended September 30, 2008 we held open positions where we bought credit default protection in the form of credit default swaps for 3-year and 5-year time horizons on debt issuances of ten different corporate issuers within the financial services sector. We purchased protection to reduce our overall financial service sector exposure given the heightened risk in the financial markets and our exposure to financial firms. These transactions are with strong counterparties and are also protected by collateral support agreements. During the third quarter and first nine months last year, we held positions where we bought credit protection in the form of credit default swaps on an investment and non-investment-grade index comprised of North American corporate debt issuers.

The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of September 30, 2008. All of the open positions were entered into during 2008.

(millions)			Holding Period Gains (Losses)		Holding Period Gains (Losses)
	Notional Exposure		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Open Positions
3-year exposure	$260	$—	$17.1	$—	$17.1	$—
5-year exposure	260	—	4.1	—	4.1	—

Total open corporate swaps	520	—	21.2	—	21.2	—
Closed Positions
Investment-grade index	—	40	—	1.8	—	3.6
Non-investment-grade index	—	210	—	.5	—	5.2
5-year exposure	50	—	30.8	—	30.8	—

Total closed corporate swaps	$50	$250	30.8	2.3	30.8	8.8

Total corporate swaps			$52.0	$2.3	$52.0	$8.8

During October 2008, we closed $495 million of our $520 million outstanding notional value swaps, which generated a realized loss of $31.3 million in the month; on an inception-to-date basis, all of our closed positions, including those closed prior to September 30, 2008, generated a net gain of $20.8 million in 2008.

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

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 11% for the third quarter of 2008 and 5% for the first nine months of 2008, compared to the same periods last year, primarily the result of a decrease in average assets and yields during the third quarter 2008, and a decrease in average assets for the first nine months of 2008.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities and changes in unrealized gains (losses) on investments.

We generated the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2008	2007	2008	2007
Pretax recurring investment book yield	4.7%	4.9%	4.8%	4.8%
Weighted average FTE book yield	5.4%	5.7%	5.6%	5.6%
FTE total return:
Total fixed-income securities	(6.6)%	2.3%	(7.0)%	4.5%
Common stocks	(8.7)%	2.1%	(19.0)%	9.8%
Total portfolio	(6.9)%	2.3%	(8.9)%	5.3%

A further break-down of our total returns for our fixed-income securities for the periods ended September 30 follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Fixed-income securities:
Municipal bonds	.5%	2.8%	2.2%	4.8%
Commercial mortgage-backed obligations	(.5)%	2.0%	(.7)%	4.6%
Collateralized mortgage obligations	(2.9)%	1.9%	(4.0)%	4.4%
Asset-backed securities[1]	(2.3)%	(6.8)%	(8.1)%	(3.8)%
Corporate bonds[1]	1.0%	2.8%	1.2%	5.3%
U.S. Treasury notes[1]	3.0%	5.3%	16.4%	6.7%
Preferred stocks	(30.6)%	(.5)%	(35.7)%	1.8%

[1]	Includes the net gains (losses) on the credit default and interest rate swaps.

For the third quarter 2008, investment expenses were 31% lower than the same period last year reflecting a reduction in the 2008 estimated cash bonus payouts for our investment managers. Under our bonus plan for these employees, some, or all, of their cash bonus is determined based on the relative performance of our fixed-income portfolio. Due to the losses in this portfolio, we currently estimate that there will be no payout under this plan in 2008. On a year-to-date basis, the lower investment expenses in 2008 reflect the costs associated with the June 2007 issuance of our Debentures, as well as a true-up in the first quarter 2008 to the final 2007 cash bonus payout for our investment managers.

Interest expense for the first nine months of 2008 was $102.8 million, compared to $74.1 million for the same period last year. The increase in 2008 reflects the June 2007 issuance of our Debentures.

Realized Gains/Losses

The components of net realized gains (losses) for the periods ended September 30 were:

(millions, except per share amounts)	Three Months		Nine Months
	2008	2007	2008	2007
Gross realized gains
Fixed maturities	$.7	$67.6	$94.1	$91.7
Nonredeemable preferred stocks[1]	—	—	4.1	2.1
Common equities	175.6	13.9	206.3	32.1
Short-term investments:
Auction rate municipal obligations	—	—	—	.1

Subtotal	176.3	81.5	304.5	126.0

Gross realized losses (sales and write-downs)
Fixed maturities	(212.6)	(6.2)	(227.7)	(21.0)
Nonredeemable preferred stocks[1]	(1,331.9)	(7.7)	(1,405.9)	(18.8)
Common equities	(55.0)	(8.3)	(135.2)	(16.2)

Subtotal	(1,599.5)	(22.2)	(1,768.8)	(56.0)

Net realized gains (losses)
Fixed maturities	(211.9)	61.4	(133.6)	70.7
Nonredeemable preferred stocks[1]	(1,331.9)	(7.7)	(1,401.8)	(16.7)
Common equities	120.6	5.6	71.1	15.9
Short-term investments:
Auction rate municipal obligations	—	—	—	.1

Subtotal	(1,423.2)	59.3	(1,464.3)	70.0

Net holding period gains (losses)
Hybrid preferred stocks	(18.4)	(2.2)	(30.7)	(3.0)
Derivatives	68.2	1.4	109.2	8.2

Subtotal	49.8	(.8)	78.5	5.2

Total net realized gains (losses) on securities	$(1,373.4)	$58.5	$(1,385.8)	$75.2

Per share	$(1.34)	$.05	$(1.35)	$.07

[1]	Excludes gross holding period gains (losses) on hybrid securities.

Realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, rebalancing of our equity-indexed portfolio and holding period valuation changes on derivatives and certain hybrid securities within our preferred stock portfolio. From time to time, gross realized losses also include write-downs for securities determined to be other-than-temporarily impaired in our fixed-income and/or equity portfolios, as discussed in more detail below.

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

For fixed-maturity investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary where we have the intent and ability to hold the investment for the period of time necessary to recover a substantial portion of the investment’s impairment and collect the interest obligation. Our policy for equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses that are not reasonably expected to be recovered in the near term under historical conditions when the security has been in such a loss position for three consecutive quarters.

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

	Three Months			Nine Months
(millions)	Total Write- downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write- downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2008
Preferred stocks	$1,347.6	$136.7	$1,210.9	$1,415.8	$136.7	$1,279.1
Corporate securities	43.8	—	43.8	43.8	—	43.8
Asset-backed securities	14.5	—	14.5	28.3	—	28.3

Total fixed income	1,405.9	136.7	1,269.2	1,487.9	136.7	1,351.2
Common equities	20.5	15.6	4.9	33.8	18.8	15.0

Total portfolio	$1,426.4	$152.3	$1,274.1	$1,521.7	$155.5	$1,366.2

2007
Preferred stocks	$6.8	$—	$6.8	$17.4	$—	$17.4
Asset-backed securities	1.7	—	1.7	1.9	—	1.9

Total fixed income	8.5	—	8.5	19.3	—	19.3
Common equities	1.3	—	1.3	1.7	.4	1.3

Total portfolio	$9.8	$—	$9.8	$21.0	$.4	$20.6

Our other-than-temporary impairment write-downs resulted from fundamental matters with either the specific security or issuer or due to the severe market-related declines for which we could not objectively determine if a recovery in the near term was likely.

Prior to July, we were beginning to see some stabilization in the equity markets leading us to believe that the impairments were temporary. The significant events which occurred during the third quarter 2008, including the conservatorship of Fannie Mae and Freddie Mac, the failure of Lehman Brothers and the tightening of the credit markets, created widespread decline in the equity markets. As a result, our portfolio, primarily the preferred stocks, suffered severe losses in valuation during this period. At the end of the quarter, we were unable to objectively determine that these securities would substantially recover in value in the near term. Based on this evaluation, we determined that these losses were other-than-temporarily impaired.

The following table details our preferred stock write-downs (redeemable and nonredeemable) that occurred during the third quarter 2008.

(millions)
Issuers	Third Quarter 2008 Write-downs
Fannie Mae	$302.1
Bank of America (includes Merrill Lynch)	190.0
Wachovia	104.1
Freddie Mac (entire position sold during the quarter)	78.4
U. S. Bancorp	67.4
MetLife Inc.	64.9
Morgan Stanley Dean Witter	58.0
HSBC USA Inc.	56.4
Goldman Sachs	51.5
J. P. Morgan (includes Washington Mutual; $8.2 million sold during the quarter)	28.9

Subtotal	1,001.7
Other preferred stocks (25 issuers)	345.9

Total preferred stocks	$1,347.6

Despite determining that these preferred stocks are other-than-temporarily impaired, with the exception of Fannie Mae, we believe that the majority of the issuers will continue to timely pay dividends or interest on these securities.

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2008, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security.

(millions)	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for 1 quarter	$1,071.7	$20.7	$.8	$—	$—	$—
Unrealized loss for 2 quarters	1,460.0	57.2	4.0	2.3	—	—
Unrealized loss for 3 quarters	1,293.1	93.2	11.8	3.6	—	—
Unrealized loss for 1 year or longer	1,734.2	90.5	17.9	2.7	.4	—

Total	$5,559.0	$261.6	$34.5	$8.6	$.4	$—

Common Equity:
Unrealized loss for 1 quarter	$90.5	$15.8	$12.8	$5.1	$2.5	$1.9
Unrealized loss for 2 quarters	88.2	16.0	13.1	4.0	.9	.8
Unrealized loss for 3 quarters	24.0	4.7	4.1	1.5	1.4	—
Unrealized loss for 1 year or longer	14.8	1.9	1.7	.5	.3	—

Total	$217.5	$38.4	$31.7	$11.1	$5.1	$2.7

We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We continue to have the intent and ability to hold these fixed-income investments for the periods of time that we anticipate to be necessary to recover a substantial portion of the investments’ impairment and collect the interest and dividend obligations, and will do so, as long as the securities continue to be consistent with our investment and financial strategies. We will continue to diligently monitor market conditions and issuer-specific fundamental characteristics and, to the extent that there are any significant changes, will re-evaluate our position and, if necessary, take the appropriate write-downs.

We will retain the common stocks necessary to maintain correlation to the Russell 1000 Index. We will continue to closely monitor these securities, and analyze developments and conditions relating to the issuers and the overall market, to determine if any impairment write-downs are necessary.

Since total unrealized losses are already a component of our shareholders’ equity, any recognition of these losses as additional OTI losses would have no effect on our comprehensive income, book value or reported investment total return.

C. Repurchase Transactions

During both the third quarter and first nine months of 2008 and 2007, we entered into repurchase commitment transactions, whereby we loaned U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions were typically overnight arrangements. The cash proceeds were invested in Eurodollar and commercial paper obligations issued by large, high-quality institutions with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. During the nine months ended September 30, 2008, our largest single outstanding balance of repurchase commitments was $1,091.9 million, which was open for one day; the average daily balance of repurchase commitments was $434.6 million for the period. We had no open repurchase commitments at September 30, 2008 and 2007. We earned income of $.4 million and $1.9 million on repurchase commitments during the three months ended September 30, 2008 and 2007, respectively, and earned $1.7 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Additionally, beginning with the second quarter 2008, we entered into reverse repurchase commitment transactions, whereby we loaned cash to accredited brokerage firms and received U.S. Treasury Notes pledged as general collateral against the cash borrowed; no reverse repurchase transactions were entered into during 2007. Our exposure to credit risk was limited, as these internally managed transactions were overnight arrangements. The income generated on these transactions was calculated at general collateral rates on the value of the U.S. Treasury securities received. During the nine months ended September 30, 2008, our largest single outstanding balance of reverse repurchase commitments was $500.0 million open for one day; the average daily balance of reverse repurchase commitments was $185.6 million during the period we invested in the transactions. We had no open reverse repurchase commitments at September 30, 2008. We earned income of $.8 million and $1.4 million on reverse repurchase agreements for the three and nine months ended September 30, 2008, respectively.

These transactions carry the risk that the counterparty in the arrangement could default, in which event we would be unable to recover our collateral in a timely manner. To help mitigate this risk, we hold our counterparty’s cash for the full value of the securities we lend and revalue the securities on a regular basis to ensure that we hold cash sufficient to cover the market value of the securities. Nevertheless, in the event of a counterparty default, we may be unable to obtain additional cash if our securities on loan appreciate in value prior to their return. During the third quarter 2008, we had no repurchase or reverse repurchase transactions with Lehman Brothers. In addition, beginning in September, we suspended our repurchase activity due to increased counterparty risk and high market volatility. In October 2008, we have limited our reverse repurchase activity to one transaction with a highly rated bank. We will continue to monitor this market and may choose to resume our prior level of activity when conditions are more stable.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this quarterly report on Form 10-Q that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems) and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding pending loss and loss adjustment expense reserves becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments subject to interest rate risk was 2.8 years at September 30, 2008 and 3.5 years at December 31, 2007. The weighted average beta of the equity portfolio was 1.0 at both September 30, 2008 and December 31, 2007, meaning that our equity portfolio moved in tandem with the Russell 1000 Index, which is highly correlated to the Standard & Poor’s 500 Index. During the first nine months of 2008, the only significant change in the components of the portfolio was the reduction in the allocation to common stocks which began at the end of the third quarter. Since December 31, 2007, we have seen the credit spreads on the majority of the fixed-income securities, most notably the preferred stocks, widen as a result of the significant deterioration in the mortgage and other credit-related markets. This credit crisis also led to increased investor fear in the equity markets further affecting the value of the portfolio. More detailed disclosures about our quantitative market risk can be found in our Annual Report on Form 10-K for the year ended December 31, 2007.

We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility and as a component of our longer-term contingency capital planning. VaR quantifies the potential reductions in total investment returns on a GAAP basis, which includes recurring investment income, realized gains (losses) and changes in unrealized gains (losses) on investments. The VaR reported below represents the expected loss at 99% confidence within a 66-day trading period (e.g., quarterly period) based on recent market volatility. Total portfolio VaR is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

(millions)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
66-Day VaR
Fixed-income portfolio	$(478.8)	$(381.1)	$(302.2)	$(358.5)
% of portfolio	(4.2)%	(3.2)%	(2.6)%	(3.0)%
% of shareholders’ equity	(11.2)%	(7.9)%	(6.4)%	(7.3)%

Common equity portfolio	$(479.6)	$(383.2)	$(483.9)	$(449.5)
% of portfolio	(36.3)%	(18.8)%	(23.0)%	(19.3)%
% of shareholders’ equity	(11.3)%	(8.0)%	(10.2)%	(9.1)%

Total portfolio	$(370.9)	$(398.4)	$(394.7)	$(387.8)
% of portfolio	(2.9)%	(2.9)%	(2.8)%	(2.7)%
% of shareholders’ equity	(8.7)%	(8.3)%	(8.3)%	(7.9)%

During the quarter ended September 30, 2008, the valuation loss recognized in our fixed-income portfolio exceeded our estimate of the expected loss at the 99% confidence level. The VaR model, which projects probable outcomes based on historical volatility of results, did not capture the significant market disruption in the financial services sector during the quarter. In addition, the valuation of our financial sector preferred stocks moved in tandem with the related common equities and such an increase in correlation was not probable in the modeled results. Therefore, our portfolio loss was larger than the loss contemplated by our model at the 99% confidence level.

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

PART II—OTHER INFORMATION

Item 1A.	Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Recent events in the financial markets highlight certain of these and other risks that could materialize and affect our portfolios and capital position going forward:

•

The failure, or perceived failure, of governmental attempts to stabilize specific companies or groups of companies through capital injections, to shore up markets or otherwise to spur economic recovery or growth;

•	A recession or depression in either the U.S. or world economies that adversely affects the value of corporate, municipal and asset-backed securities held in our portfolio;

•

The financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, such as derivative transactions, which could further disrupt the markets or cause us to incur losses if counterparties to one or more of our transactions should default;

•

Inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and our inability to sell a specific security or a group of securities at a reasonable price when desired;

•

Significant losses in our investment portfolios and further reductions in our capital levels could cause us to seek additional capital and/or lead to downgrades of our credit and financial strength ratings by rating agencies, which could make it more expensive for us to raise capital and present other adverse consequences for our insurance operations; and

•

In view of the turmoil in the capital markets, it is uncertain whether the markets would be receptive to an issuance of our debt or equity securities in the future if we were to seek additional capital, and whether the prices and terms available in such transactions would be favorable to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2008 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July	—	$ —	51,341,047	48,658,953
August	85	19.40	51,341,132	48,658,868
September	—	—	51,341,132	48,658,868

Total	85	$19.40

In June 2007, the Board of Directors authorized the repurchase of up to 100 million common shares. This Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the third quarter 2008, all repurchases were accomplished through the open market in conjunction with our incentive compensation plans. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.

Item 5.	Other Information.

On July 17, 2008, Progressive granted time-based restricted stock awards covering a total of 783 common shares to an executive officer, and on August 14, 2008, an award of 3,000 common shares was granted to an additional executive officer. In each case, the award was made in connection with the executive’s promotion to a new position and was approved by the Compensation Committee. These awards had an aggregate dollar value of approximately $70,000 based on the stock price on the date of each award, and are scheduled to vest in equal installments on January 1 of 2011, 2012 and 2013, respectively.

On August 14, 2008, we granted a time-based restricted stock award totaling 7,212 common shares to Roger M. Farah for his appointment as a director. This award is scheduled to vest on March 18, 2009, and had an aggregate dollar value of approximately $133,000 at the date of grant.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2008 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index on page 47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: November 10, 2008	BY:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith