Form 10-Q
period 2009-03-31
PROGRESSIVE CORP/OH/
filed 2009-05-11
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value 681,014,026 outstanding at April 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

Three months ended March 31, (millions - except per share amounts)	2009	2008	% Change
Revenues
Net premiums earned	$3,406.6	$3,390.0	—
Investment income	131.5	159.3	(17)
Net realized gains (losses) on securities	(73.4)	32.2	NM
Service revenues	3.5	4.4	(20)

Total revenues	3,468.2	3,585.9	(3)

Expenses
Losses and loss adjustment expenses	2,337.0	2,484.0	(6)
Policy acquisition costs	336.2	339.5	(1)
Other underwriting expenses	377.4	384.3	(2)
Investment expenses	2.6	1.5	73
Service expenses	4.6	5.1	(10)
Interest expense	33.7	34.3	(2)

Total expenses	3,091.5	3,248.7	(5)

Net Income
Income before income taxes	376.7	337.2	12
Provision for income taxes	144.2	97.8	47

Net income	$232.5	$239.4	(3)

Computation of Earnings Per Share
Basic:
Average shares outstanding	668.6	671.5	—

Per share	$.35	$.36	(2)

Diluted:
Average shares outstanding	668.6	671.5	—
Net effect of dilutive stock-based compensation	3.4	5.8	(41)

Total equivalent shares	672.0	677.3	(1)

Per share	$.35	$.35	—

Dividends declared per share[1]	$—	$—

NM  =  Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 9 – Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,		December 31, 2008
(millions)	2009	2008
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $10,685.1, $8,182.4, and $10,295.3)	$10,309.0	$8,120.7	$9,946.7
Equity securities:
Nonredeemable preferred stocks (cost: $863.5, $2,635.7, and $1,131.3)	815.2	2,121.5	1,150.0
Common equities (cost: $284.1, $1,330.3, and $553.6)	350.4	2,104.2	727.8
Short-term investments (amortized cost: $1,293.8, $1,533.3, and $1,153.6)	1,293.8	1,533.3	1,153.6

Total investments	12,768.4	13,879.7	12,978.1
Cash	134.5	8.5	2.9
Accrued investment income	112.9	125.8	125.7
Premiums receivable, net of allowance for doubtful accounts of $105.4, $105.2, and $113.7	2,516.8	2,503.2	2,408.6
Reinsurance recoverables, including $40.7, $42.8, and $44.0 on paid losses	284.5	322.2	288.5
Prepaid reinsurance premiums	60.8	66.9	62.4
Deferred acquisition costs	427.4	434.1	414.0
Income taxes	766.0	190.6	821.6
Property and equipment, net of accumulated depreciation of $670.4, $621.2, and $653.6	997.5	1,000.6	997.1
Other assets	146.3	185.2	151.6

Total assets	$18,215.1	$18,716.8	$18,250.5

Liabilities and Shareholders’ Equity
Unearned premiums	$4,290.6	$4,307.9	$4,175.9
Loss and loss adjustment expense reserves	6,077.3	5,952.1	6,177.4
Accounts payable, accrued expenses, and other liabilities	1,368.0	1,532.9	1,506.4
Debt[1]	2,175.9	2,174.3	2,175.5

Total liabilities	13,911.8	13,967.2	14,035.2

Common Shares, $1.00 par value (authorized 900.0; issued 797.8, 797.9, and 797.9, including treasury shares of 117.1, 120.4, and 121.4)	680.7	677.5	676.5
Paid-in capital	901.3	846.3	892.9
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities	(227.8)	135.7	(76.8)
Net unrealized gains on forecasted transactions	24.1	27.1	24.9
Retained earnings	2,925.0	3,063.0	2,697.8

Total shareholders’ equity	4,303.3	4,749.6	4,215.3

Total liabilities and shareholders’ equity	$18,215.1	$18,716.8	$18,250.5

[1]	Consists of long-term debt. See Note 4 – Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31, (millions)	2009	2008
Cash Flows From Operating Activities
Net income	$232.5	$239.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.6	23.8
Amortization of fixed-income securities	59.9	69.9
Amortization of stock-based compensation	9.3	6.5
Net realized (gains) losses on securities	73.4	(32.2)
Net loss on disposition of property and equipment	—	.5
Changes in:
Premiums receivable	(108.2)	(108.1)
Reinsurance recoverables	4.0	12.9
Prepaid reinsurance premiums	1.6	2.9
Deferred acquisition costs	(13.4)	(7.8)
Income taxes	124.6	92.7
Unearned premiums	114.7	97.5
Loss and loss adjustment expense reserves	(100.1)	9.4
Accounts payable, accrued expenses, and other liabilities	104.5	25.4
Other, net	18.0	28.6

Net cash provided by operating activities	541.4	461.4

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(4,383.7)	(473.0)
Equity securities	(.2)	(244.8)
Short-term investments - auction rate securities	—	(414.7)
Sales:
Fixed maturities	3,898.3	1,376.1
Equity securities	353.4	101.5
Short-term investments - auction rate securities	—	240.6
Maturities, paydowns, calls, and other:
Fixed maturities	121.7	120.4
Equity securities	—	34.9
Net purchases of short-term investments - other	(140.3)	(976.7)
Net unsettled security transactions	(235.6)	2.4
Purchases of property and equipment	(21.2)	(24.2)
Sale of property and equipment	.2	—

Net cash used in investing activities	(407.4)	(257.5)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	4.0	9.1
Tax benefit from exercise/vesting of stock-based compensation	(1.3)	4.1
Dividends paid to shareholders[1]	—	(98.3)
Acquisition of treasury shares	(5.1)	(116.1)

Net cash used in financing activities	(2.4)	(201.2)

Increase in cash	131.6	2.7
Cash, January 1	2.9	5.8

Cash, March 31	$134.5	$8.5

[1]	Progressive maintains an annual dividend program. See Note 9 – Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — These financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the results expected for the full year.

Note 2 Investments — The composition of the investment portfolio was:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2009
Fixed maturities	$10,685.1	$130.6	$(506.7)	$—	$10,309.0	80.7%
Equity securities:
Nonredeemable preferred stocks	863.5	6.3	(31.3)	(23.3)	815.2	6.4
Common equities	284.1	81.2	(18.3)	3.4	350.4	2.8
Short-term investments:
Other short-term investments	1,293.8	—	—	—	1,293.8	10.1

Total portfolio[2,3]	$13,126.5	$218.1	$(556.3)	$(19.9)	$12,768.4	100.0%

March 31, 2008
Fixed maturities[4]	$8,182.4	$118.2	$(179.9)	$—	$8,120.7	58.5%
Equity securities:
Nonredeemable preferred stocks	2,635.7	3.5	(506.9)	(10.8)	2,121.5	15.3
Common equities	1,330.3	793.8	(19.9)	—	2,104.2	15.2
Short-term investments:
Auction rate municipal obligations	174.1	—	—	—	174.1	1.2
Other short-term investments	1,359.2	—	—	—	1,359.2	9.8

Total short-term investments	1,533.3	—	—	—	1,533.3	11.0

Total portfolio[2,3]	$13,681.7	$915.5	$(706.7)	$(10.8)	$13,879.7	100.0%

December 31, 2008
Fixed maturities	$10,295.3	$195.9	$(544.5)	$—	$9,946.7	76.6%
Equity securities:
Nonredeemable preferred stocks	1,131.3	73.5	(17.3)	(37.5)	1,150.0	8.9
Common equities	553.6	203.5	(29.3)	—	727.8	5.6
Short-term investments:
Other short-term investments	1,153.6	—	—	—	1,153.6	8.9

Total portfolio[2,3]	$13,133.8	$472.9	$(591.1)	$(37.5)	$12,978.1	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below) and on common equity options (see the Derivative Instruments section below for further discussion).

[2]	At March 31, 2009, March 31, 2008, and December 31, 2008, we had $18.6 million, $79.4 million, and $254.2 million of unsettled security transactions (offset in other liabilities), respectively.

[3]

March 31, 2009, March 31, 2008, and December 31, 2008 totals include $.8 billion, $1.8 billion, and $1.0 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

[4]

Balance at March 31, 2008 includes $44.7 million of collateral in the form of Treasury Notes delivered to a counterparty on an open derivative position; the position was closed in the fourth quarter 2008. See the Derivative Instruments section below for further discussion.

Our fixed-maturity securities include debt securities and redeemable preferred stocks. At March 31, 2009, March 31, 2008, and December 31, 2008, the nonredeemable preferred stock portfolio included $17.8 million, $149.7 million, and $53.0 million, respectively, of hybrid securities (i.e., perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks). Common equities include common stocks and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds). Our other short-term investments include Eurodollar deposits, commercial paper, and other investments which are expected to mature within one year.

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

During the first quarter 2009, we wrote-down $223.4 million in securities determined to have had other-than-temporary declines in fair value. The write-downs included $200.2 million in nonredeemable preferred stocks, $15.7 million of common equities, and $7.5 million of fixed-maturities ($6.1 million of redeemable preferred stocks and $1.4 million of asset-backed securities, which included $.9 million of home equity loan securities; we did not have any write-downs on our Alt-A securities). All of these write-downs were the result of either fundamental issues with the underlying securities or issuers and/or because we were unable to objectively determine that these securities would substantially recover in the near term. For those fixed-income securities not written down, we continue to have the intent and ability to hold those securities for the periods of time that we anticipate to be necessary to recover the investments’ impairment and collect the interest and dividend obligations, and will do so, as long as the securities continue to be consistent with our investment and financial strategies. We retain the common stocks necessary to maintain correlation to the Russell 1000 Index. We will continue to closely monitor these common stocks, and analyze developments and conditions relating to the issuers and the overall market, to determine if any impairment write-downs are necessary.

Trading Securities At March 31, 2009, March 31, 2008, and December 31, 2008 we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the quarters ended March 31, 2009 and 2008.

Derivative Instruments We invest in the following derivative exposures at various times: interest rate swaps; asset-backed credit default swaps; U.S. corporate debt credit default swaps; and cash flow hedges. In addition, during the first quarter 2009, we invested in equity options on a single banking institution as an economic, forecasted forward sale, in anticipation of a conversion of our preferred stock holdings to common stock.

For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would include any inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to the immaterial effect on our financial condition, cash flows, and results of operations.

The following table shows the status of our derivative instruments at March 31, 2009, March 31, 2008, and December 31, 2008, and for the quarters ended, March 31, 2009 and 2008:

						Balance Sheet				Income Statement
	Notional Value						Fair Value			Net Realized Gains (Losses) on Securities
(millions)	March 31,			Dec. 31, 2008			March 31,		Dec. 31, 2008	Quarters ended March 31,
Derivatives designated as:	2009		2008		Purpose	Classification	2009	2008		2009	2008
Hedging instruments
Foreign currency cash flow hedge	$8		—	$8	Forecasted transaction	Accumulated other comprehensive income	$.1	$—	$.2	$—	$—

Non-hedging instruments
Assets:
Interest rate swaps	1,718		225	1,800	Manage interest rate risk	Investments - fixed maturities	26.9	1.1	96.3	14.5	1.0

Corporate credit default swaps[1]	25		—	—	Manage credit risk	Investments - fixed maturities	—	—	—	.5	—

Equity options (115,372 contracts)	(a	)	—	—	Manage price risk	Investments - common equities	3.0	—	—	3.4	—

Liabilities:
Equity options (10,000 contracts)	(a	)	—	—	Manage price risk	Other liabilities	(.5)	—	—	.2	—

Asset-backed credit default swaps	—		140	—	General portfolio investing	Other liabilities	—	(75.3)	—	—	(13.1)

Corporate credit default swaps	—		—	25	Manage credit risk	Other liabilities	—	—	(.5)	—	—

Closed:
Interest rate swaps	1,275		1,325	NA	Manage interest rate risk	—	—	—	—	(11.0)	50.3

Total	NA		NA	NA			$29.5	$(74.2)	$96.0	$7.6	$38.2

(a)	Each contract is equivalent to 100 shares of common stock of the issuer.

NA  =  Not Applicable

[1]	The fair value at March 31, 2009 is less than $.1 million.

CASH FLOW HEDGES

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We will defer the pretax gain or loss on this hedge and report the amount in accumulated other comprehensive income. The gain or loss on the contract will be amortized over the period during which foreign denominated expenses occur, which is expected to begin in the second half of 2009.

INTEREST RATE SWAPS

During the periods ended March 31, 2009, March 31, 2008, and December 31, 2008, we invested in interest rate swap positions primarily to manage the fixed-income portfolio duration. As of March 31, 2009, March 31, 2008, and December 31, 2008, we had received $32.2 million, $1.9 million, and $79.6 million, respectively, in cash collateral from the counterparties on our then open interest rate swap positions, which was invested in short-term securities.

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended March 31, 2009 and December 31, 2008, we held a position on one corporate issuer within the financial services sector where we bought credit default protection in the form of credit default swaps for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on our preferred stock due to potential credit impairment of the issuer. We held no corporate credit default swap positions during the first quarter of 2008.

EQUITY OPTIONS

During the quarter ended March 31, 2009, we simultaneously sold and purchased a substantially equivalent amount of call and put options, respectively, on the common stock of a single issuer of one of our preferred stock holdings (i.e., Citigroup). The purpose of this transaction was to affect a forward sale of the common stock we expected to receive from Citigroup resulting from the planned conversion of our preferred stock into common stock pursuant to Citigroup’s intended exchange. This was achieved through matching the strike price and term of the option contracts and was meant to offset the downside price risk of the common stock during the time period pending the exchange. During the first quarter 2009, we delivered $8.8 million in the form of cash to a counterparty as collateral to cover potential assignments of outstanding call options.

ASSET-BACKED CREDIT DEFAULT SWAPS

We held no asset-backed credit default swap positions during the first quarter 2009. During the quarter ended March 31, 2008, we held a position for which we sold credit protection in the form of a credit default swap comprised of a basket of 20 asset-backed bonds supported by sub-prime mortgage loans. We covered the credit default swap’s notional exposure by acquiring U.S. Treasury Notes of equal maturity and principal amount and reducing our overall exposure with any upfront cash received. During the fourth quarter 2008, we closed our entire asset-backed credit default swap position. As a result, we did not have any collateral deliveries related to this position outstanding at March 31, 2009 or December 31, 2008, compared to $52.4 million of delivered collateral ($44.7 million of U.S. Treasury Notes and $7.7 million of cash) at March 31, 2008.

Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities).

•

Level 2: Inputs (other than quoted prices included within Level 1) that are observable for the instrument either directly or indirectly (e.g., certain corporate and municipal bonds and certain preferred stocks). This includes: (i) quoted prices for similar instruments in active markets, (ii) quoted prices for identical or similar instruments in markets that are not active, (iii) inputs other than quoted prices that are observable for the instruments, and (iv) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Inputs that are unobservable. Unobservable inputs reflect the reporting entity’s subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).

The composition of the investment portfolio was:

(millions)	Level 1 Fair Value	Level 2 Fair Value	Level 3 Fair Value	Total Fair Value	Cost
March 31, 2009
Fixed maturities	$4,512.5	$5,696.3	$100.2	$10,309.0	$10,685.1
Nonredeemable preferred stocks	314.4	388.6	112.2	815.2	863.5
Common equities	336.9	—	13.5	350.4	284.1

	$5,163.8	$6,084.9	$225.9	11,474.6	11,832.7

Other short-term investments[1]				1,293.8	1,293.8

Total portfolio				$12,768.4	$13,126.5

Debt[2]				$1,575.7	$2,175.9

March 31, 2008
Fixed maturities	$320.0	$7,644.8	$155.9	$8,120.7	$8,182.4
Nonredeemable preferred stocks	952.7	1,168.8	—	2,121.5	2,635.7
Common equities	2,090.5	—	13.7	2,104.2	1,330.3
Short-term investments:
Auction rate municipal obligations[3]	—	174.1	—	174.1	174.1

	$3,363.2	$8,987.7	$169.6	12,520.5	12,322.5

Other short-term investments[1]				1,359.2	1,359.2

Total portfolio				$13,879.7	$13,681.7

Debt[2]				$2,082.1	$2,174.3

December 31, 2008
Fixed maturities	$3,705.7	$6,131.4	$109.6	$9,946.7	$10,295.3
Nonredeemable preferred stocks	477.2	560.5	112.3	1,150.0	1,131.3
Common equities	714.3	—	13.5	727.8	553.6

	$4,897.2	$6,691.9	$235.4	11,824.5	11,980.2

Other short-term investments[1]				1,153.6	1,153.6

Total portfolio				$12,978.1	$13,133.8

Debt[2]				$1,581.6	$2,175.5

[1]	These securities are not subject to fair value measurement since they mature within six months; therefore, we report these securities at cost, which approximates fair value.

[2]	Debt is not subject to measurement at fair value in the consolidated Balance Sheets; therefore, it is not broken out by hierarchy level. Fair values are obtained from publicly quoted sources.

[3]

These securities are backed by municipal obligations with a maturity of 14 years or greater. Due to the short-term nature of auction rate securities (generally 7-49 days between auctions), these securities are valued at cost, which approximates fair value.

Our portfolio valuations classified as either Level 1 or Level 2 in the above table are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. With limited exceptions, our Level 3 securities are also priced externally; however, due to several factors (e.g., nature of the securities, level of activity, lack of similar securities trading to obtain observable market level inputs), these valuations are more subjective in nature. Certain private equity investments and fixed-income investments included in the Level 3 securities are valued using external pricing supplemented by internal review and analysis.

At March 31, 2009, vendor quoted prices represented approximately 87% of our Level 1 classifications, compared to 74% at December 31, 2008 and 10% at March 31, 2008. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The increase in Level 1 percentages for the periods reported above was the result of increasing our holdings in U.S Treasury Notes as a result of our decision to reduce valuation volatility risk in the current environment. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. Almost 95% of our Level 2 classifications were vendor quoted at both March 31, 2009 and 2008, compared to almost 97% at December 31, 2008. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their process due to the recent market events. During 2009 and 2008, we reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a source for market level valuations, despite being below historical averages.

At both March 31, 2009 and 2008, broker quoted prices represented the remaining 5% of the Level 2 classification, compared to 3% at December 31, 2008. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar characteristic securities currently trading in the market. These quotes are not considered binding offers to transact. We will, from time to time, obtain more than one broker quote for a security, when we feel it is necessary. In addition, from time to time, we will receive a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe this additional step helps to ensure that we are reporting the most representative price.

When we feel it is necessary to challenge a quote from either a pricing vendor or broker/dealer by using additional estimates to augment those external prices, we review their inputs and to the extent those inputs are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2009 and 2008, as well as December 31, 2008, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of several structured securities and represented either (1) private placement deals, (2) thinly held and/or traded securities, or (3) were rated lower tier non-investment-grade where little liquidity exists. Based on these factors it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At March 31, 2009 and December 31, 2008, our preferred stocks listed as Level 3 represent three issues of a single issuer that, based on illiquidity in the general preferred stock market, as well as the lack of recent trading activity, we concluded the valuation warranted this lower classification. There were no preferred stocks listed as Level 3 at March 31, 2008. Lastly, at March 31, 2009 and 2008, as well as December 31, 2008, one private common equity security with an aggregate value of $10.2 million was priced internally.

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

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2009 and 2008:

	Level 3 Fair Value
(millions)	Fixed Maturities	Nonredeemable Preferred Stocks	Common Equities	Total
Fair value at December 31, 2008	$109.6	$112.3	$13.5	$235.4
Calls/maturities/paydowns	(1.2)	—	—	(1.2)
Change in valuation	(6.7)	(.1)	—	(6.8)
Transfers in (out)[1]	(1.5)	—	—	(1.5)

Fair value at March 31, 2009	$100.2	$112.2	$13.5	$225.9

Fair value at December 31, 2007	$119.4	$115.6	$13.7	$248.7
Calls/maturities/paydowns	(1.8)	—	—	(1.8)
Change in valuation	(8.4)	—	—	(8.4)
Transfers in (out)[1]	46.7	(115.6)	—	(68.9)

Fair value at March 31, 2008	$155.9	$—	$13.7	$169.6

[1]	Represents movement between the fair value hierarchy levels, reflecting changes in the inputs used to measure fair value during the period.

There were no purchases, sales, or realized gains (losses) associated with the Level 3 securities during the first quarter 2009 or 2008.

Note 4 Debt — Debt consisted of:

	March 31, 2009		March 31, 2008		December 31, 2008
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$349.0	$357.7	$348.6	$372.1	$348.9	$355.3
7% Notes due 2013	149.3	154.0	149.2	164.3	149.3	154.3
6 5/8% Senior Notes due 2029	294.6	262.8	294.5	295.3	294.6	272.0
6.25% Senior Notes due 2032	394.0	331.7	394.0	374.4	394.0	350.0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	989.0	469.5	988.0	876.0	988.7	450.0

Total	$2,175.9	$1,575.7	$2,174.3	$2,082.1	$2,175.5	$1,581.6

On December 31, 2008, we entered into a 364-Day Secured Liquidity Credit Facility Agreement with National City Bank (NCB). Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to NCB’s discretion. In conjunction with this agreement, we deposited $125 million into an FDIC-insured deposit account at NCB in January 2009 to provide us with additional cash availability in the event of a disruption to our cash management operations. Our access to these funds is unrestricted. However, if we withdraw funds from this account for any reason other than in connection with such a disruption in our cash management operations, the availability of borrowings under the NCB credit facility will be reduced on a dollar-for-dollar basis until such time as we replenish the funds to the deposit account. The credit facility will expire on December 31, 2009, unless earlier terminated according to its terms. We had no borrowings under this arrangement in 2008 or through the first quarter of 2009.

Note 5 Income Taxes — In the first quarter 2009, as a result of the continued valuation declines on the common stocks and nonredeemable preferred stocks that we do not have the intent to hold until they substantially recover in value, we recorded a $35.0 million valuation allowance on our deferred tax asset. During the quarter, we realized additional other-than-temporary impairment (OTI) losses and recognized an increase in unrealized losses related to certain securities that we believe are fundamentally impaired or that we are likely to sell in the near future, as well as on our common equity securities. At March 31, 2009, we did not believe that we had sufficient evidence to support recognizing the full tax benefit related to the decline in value of such securities. Based on the nature of the losses (OTI vs. unrealized), $27.0 million of the valuation allowance was reflected in our “provision for income taxes,” while the remaining $8.0 million was a component of “net unrealized losses on securities” and part of other comprehensive income.

Prior to the additional valuation declines in the first quarter 2009, management believed that it was more likely than not that the deferred tax asset would be realized and that we would be able to fully use the deductions that are ultimately recognized for tax purposes. We will continue to evaluate our deferred tax assets to determine if any changes to the valuation allowance are necessary.

The effective tax rate for the quarter ending March 31, 2009 was 38%, compared with 29% for the same period last year, primarily reflecting the $27.0 million valuation allowance discussed above.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits, including $125 million on deposit with National City Bank (see Note 4 – Debt for additional discussion). We paid income taxes of $20.0 million during the first quarter 2009; we did not make any income tax payments in the first quarter 2008. Total interest paid was $21.1 million for both the three months ended March 31, 2009 and 2008. Non-cash activity includes changes in net unrealized gains (losses) on investment securities.

Note 7 Segment Information — Our Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the specialty truck and business auto markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing a small amount of run-off business. Our service businesses include providing insurance-related services, primarily providing policy issuance and claims adjusting services for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.

Operating results were:

	Three Months Ended March 31,
	2009		2008
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,817.3	$182.8	$1,846.0	$114.5
Direct	1,171.1	98.7	1,094.0	41.9

Total Personal Lines[1]	2,988.4	281.5	2,940.0	156.4
Commercial Auto	412.3	73.8	444.7	25.9
Other indemnity	5.9	.7	5.3	(.1)

Total underwriting operations	3,406.6	356.0	3,390.0	182.2
Service businesses	3.5	(1.1)	4.4	(.7)
Investments[2]	58.1	55.5	191.5	190.0
Interest expense	—	(33.7)	—	(34.3)

Consolidated total	$3,468.2	$376.7	$3,585.9	$337.2

[1]

Private passenger automobile insurance accounted for 90% and 91% of the total Personal Lines segment net premiums earned in the first quarters of 2009 and 2008, respectively; our special lines products accounted for the balance of the Personal Lines net premiums earned.

[2]	Revenues represent recurring investment income and net realized gains (losses) on securities; pretax profit is net of investment expenses.

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from insurance operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations.

	Three Months Ended March 31,
	2009		2008
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	10.1%	89.9	6.2%	93.8
Direct	8.4	91.6	3.8	96.2
Total Personal Lines	9.4	90.6	5.3	94.7
Commercial Auto	17.9	82.1	5.8	94.2
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	10.5	89.5	5.4	94.6

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income (Loss) — Total comprehensive income (loss) was:

	Three Months Ended March 31,
(millions)	2009	2008
Net income	$232.5	$239.4
After-tax changes in:
Net unrealized gains (losses) on securities	(151.0)	(329.3)
Net unrealized gains on forecasted transactions	(.8)	(.7)

Comprehensive income (loss)	$80.7	$(90.6)

Note 9 Dividends — Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of each year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2009, the Board determined the target percentage to be 20% of annual after-tax underwriting income.

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This dividend program is consistent with the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Through the first quarter 2009, the Gainshare factor was .71. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor of any interim period.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or our after-tax comprehensive income (which includes net investment income, as well as both realized gains and losses on securities and the change in unrealized gains and losses during the period) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and subject to the above limitations, the Board is expected to declare the 2009 annual dividend in December 2009 with a record date in January 2010 and payment shortly thereafter.

In January 2008, Progressive paid $98.3 million, or $.145 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy. However, no dividend was declared for 2008, since our after-tax comprehensive loss for the year was lower than our after-tax underwriting income. For the quarter ended March 31, 2009, our after-tax comprehensive income was $80.7 million, which is lower than the $231.4 million of after-tax underwriting income for the same period.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies issued by our subsidiaries in the ordinary course of their businesses. All legal actions relating to such insurance claims are considered by us in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as defendants in a number of class action or individual lawsuits arising out of the operations of the insurance subsidiaries. These cases include those alleging damages as a result of our use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act; practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist (UM/UIM) coverage, and bodily injury benefits; rating practices at policy renewal; the utilization, content, or appearance of UM/UIM rejection forms; the practice of taking betterment on boat repairs; labor rates paid to auto body repair shops; and cases challenging other aspects of our claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), we establish loss reserves for a lawsuit when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. Pursuant to GAAP, we have not established reserves for those lawsuits where the loss is not probable and/or we are currently unable to estimate our potential exposure. If any one or more of these lawsuits results in a judgment against, or settlement by, our insurance subsidiaries for an amount that is significantly greater than the amount, if any, so reserved, the resulting liability could have a material effect on our financial condition, cash flows, and results of operations.

For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Note 11 New Accounting Standards — In April 2009, the Financial Accounting Standards Board (FASB) issued the following three final FASB Staff Positions (FSPs): FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” These FSPs are intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairment of securities and will be effective for interim and annual reporting periods ending after June 15, 2009 (second quarter for calendar year companies), with early adoption permitted. We did not early adopt these FSPs for the first quarter 2009 and are currently evaluating the potential effect of these statements on our financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW

In the first quarter 2009, we achieved growth in both premiums and policies in force, and reported net income of $232.5 million, or $.35 per share, for the first quarter 2009, compared to $239.4 million, or $.35 per share, for the same period last year. The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 10.5%, or $356.0 million, while our investment operations experienced $73.4 million of net realized losses on securities, reflecting further write-downs of securities determined to be other-than-temporarily impaired. These write-downs were primarily on our preferred stocks and the majority represented further write-downs on securities that were previously written down in the third and/or fourth quarters of 2008. Despite the additional losses generated in the investment portfolio, our total capital position increased $88.4 million during the quarter, to $6.5 billion at March 31, 2009.

A. Operations

During the first quarter 2009, we realized a year-over-year increase of 1% in net premiums written, despite the continued decline in our Commercial Auto business. Net premiums earned, which lags written premiums, remained relatively flat for the quarter compared to last year. Companywide policies in force increased 4% over the first quarter last year. Policies in force grew 10% in our Direct auto business and 7% in special lines. On the other hand, both our Agency auto and Commercial Auto businesses experienced a decrease in policies in force of 2%.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a year-over-year basis, companywide new business applications increased 3%, while renewal applications increased 4%. This is the first time we have seen an increase in companywide new business applications since the third quarter 2007. We believe that one factor that might be contributing to this growth is increased shopping on the part of consumers who are becoming more cost conscious and looking for greater value with their expenditures.

Our Direct auto business experienced double-digit increases in both new and renewal applications, compared to the first quarter last year. The new business acquisition in our Agency auto business was still down for the quarter, but to a much lesser extent than we experienced during all of 2008. Our Commercial Auto business continues to be a challenge, as it is still being adversely affected by the downturn in the economy, primarily in the housing and construction sectors.

We continue to have several initiatives underway aimed at providing consumers with distinctive new auto insurance options, including Name Your Price® (a program that provides customers the opportunity to select the price they would like to pay for auto insurance), a new product in our Agency auto business which is designed to help improve competitiveness through further price segmentation, and the expansion of MyRatesm (our usage-based insurance product).

On a year-over-year basis, for the first quarter 2009, total auto written premium per policy decreased 1% despite a slight increase in rates, reflecting shifts in the mix of business. We have seen average written premium per auto policy remain relatively flat for our Agency auto and special lines products, while premiums per policy are down in both Direct and Commercial Auto. We continue to evaluate future rate needs and react quickly as we recognize changing trends.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. The policy life expectancy for our Agency and Direct auto businesses has been on a continuing upward trend over the past few quarters and are now about 7% and 9%, respectively, higher than at the end of the first quarter last year. Our special lines products retention was flat, while Commercial Auto’s retention was down 1%, compared to the same period last year.

Our 10.5% companywide underwriting profit margin for the first quarter 2009 exceeded our target of 4% and was a 5.1 point improvement over the first quarter last year. All of the businesses contributed to these strong results. During the first quarter 2009, we experienced .6 points of favorable prior accident year development, compared to unfavorable development of 1.0 point in the first quarter last year; the development for both years was primarily in the Commercial Auto business. During the first quarter, we experienced declines in both frequency and severity, compared to the first quarter last year.

B. Investments and Capital Management

The fair value of our investment portfolio was $12.8 billion at March 31, 2009, including $1.2 billion of redeemable and nonredeemable preferred stocks. At the end of the first quarter 2009, our asset allocation strategy was to maintain 0-25% of our portfolio in common equities (i.e., common stocks and alternative investments) with the balance (75%-100%) of our portfolio in fixed-income securities, which included preferred stocks. At March 31, 2009, our allocation was 97% to fixed-income securities and 3% to common equities.

In April 2009, the Investment and Capital Committee of our Board of Directors approved new guidelines for our portfolio allocation. Our asset allocation strategy now divides our portfolio into two groups. Group I includes common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities. Zero to 25% of our total portfolio will be allocated to Group I securities. The remainder of the portfolio is allocated to Group II securities. Group II includes all other fixed-maturity securities (e.g., U.S. Treasury Notes, municipal bonds, asset-backed securities, corporate debt) and our short-term investments. If the new guidelines had then been in effect, we would have reported at March 31, 2009 a portfolio allocation of 13% to Group I and 87% to Group II, compared to 18% and 82%, respectively, at December 31, 2008. Toward the latter part of the first quarter, we sold a portion of our common stocks to further restructure the portfolio to a lower risk profile.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of (1.2)% for the first three months of 2009. We experienced losses in both our common stock and fixed-income portfolios, with FTE total returns of (10.3)% and (.6)%, respectively. At March 31, 2009, the fixed-income portfolio duration was 3.0 years with a weighted average credit quality of AA+.

During the first quarter 2009, we recorded $223.4 million of other-than-temporary impairment losses on our investment portfolio. The write-downs resulted from fundamental matters related to either specific issues or issuers and/or because we were unable to objectively determine that these securities would substantially recover in the near term. About 90% of the quarter’s write-downs were in our preferred stocks, the vast majority of which had been previously written-down in the third and/or fourth quarters of 2008.

As a result of the continued valuation declines on the common stocks and nonredeemable preferred stocks that we do not have the intent to hold until they substantially recover in value, we recorded a $35.0 million valuation allowance on our deferred tax asset during the quarter. As of quarter end, we did not believe that we had sufficient evidence to support recognizing the full tax benefit related to the decline in value of these securities.

Despite the reduction in value of our investment portfolio and the valuation allowance on our deferred tax asset, our overall capital position (debt and equity) increased $88.4 million during the quarter to $6.5 billion at March 31, 2009. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2009 and 2008, operations generated a positive cash flow of $541.4 million and $461.4 million, respectively. During the first quarter 2009, we repurchased .3 million of our common shares at a total cost of $5.1 million (average cost of $14.60 per share); these shares were repurchased in conjunction with our equity compensation plans.

We also have the ability to borrow up to $125 million under a 364-Day Secured Liquidity Credit Facility with National City Bank (NCB). We entered into this agreement at the end of 2008 to provide liquidity in the event of a disruption in our cash management operations that could affect our ability to transfer or receive funds. We did not borrow under this agreement in the first quarter 2009. In addition, we deposited $125 million into an FDIC-insured deposit account at NCB during the first quarter 2009 to provide us with additional cash availability in the event of such a disruption to our cash management operations.

Our capital planning and forecasting efforts lead us to believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, and expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded.

Management views our capital position as consisting of three layers, each with a specific size and purpose. The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital we need to satisfy state insurance regulatory requirements and support our objective of writing all the business we can write and service, consistent with our underwriting discipline of achieving a 96 combined ratio. This capital is held largely within our various insurance entities.

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held at the holding company and, at times, in our insurance entities potentially eligible for a dividend to the holding company.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at the holding company.

At all times during 2008 and the first quarter 2009, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.

The speed by which the market valuations of the assets held in our portfolio changed, and may continue to change, has our full attention and is a basis for our ongoing review of portfolio risk. To help manage these risks and preserve our capital base, as of March 31, 2009, we held approximately $5.8 billion in cash and U.S. Treasury securities.

B. Commitments and Contingencies

During the first quarter 2009, we completed construction of one new service center to provide concierge level claims service; this project was funded through operating cash flows and replaced a previously leased location. We currently have a total of 54 such centers that are located in 41 metropolitan areas across the United States and serve as our primary approach to damage assessment and coordination of vehicle repairs at authorized auto repair facilities in these markets.

There is currently no significant construction under way.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, open investment funding commitments, and operating leases and purchase obligations. See the “Derivative Instruments” section of Note 2-Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2008. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

During the first quarter 2009, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended March 31,
(millions)	2009	2008	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,846.8	$1,868.8	(1)
Direct	1,265.0	1,160.0	9

Total Personal Lines	3,111.8	3,028.8	3
Commercial Auto	406.2	457.2	(11)
Other indemnity	4.9	4.4	11

Total underwriting operations	$3,522.9	$3,490.4	1

NET PREMIUMS EARNED
Personal Lines
Agency	$1,817.3	$1,846.0	(2)
Direct	1,171.1	1,094.0	7

Total Personal Lines	2,988.4	2,940.0	2
Commercial Auto	412.3	444.7	(7)
Other indemnity	5.9	5.3	11

Total underwriting operations	$3,406.6	$3,390.0	—

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention.

Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2009	2008	% Change
POLICIES IN FORCE
Personal Lines
Agency auto	4,348.7	4,442.6	(2)
Direct auto	2,954.0	2,679.4	10

Total auto	7,302.7	7,122.0	3
Special lines[1]	3,377.8	3,151.8	7

Total Personal Lines	10,680.5	10,273.8	4

Commercial Auto	532.6	545.4	(2)

[1]	Includes insurance for motorcycles, recreational vehicles (RV), mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. During the first quarter, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year Quarter
	2009	2008
Personal Lines:
New applications	5%	(8)%
Renewal applications	4%	3%
Commercial Auto:
New applications	(15)%	(3)%
Renewal applications	4%	3%

During the first quarter 2009, our Personal Lines business experienced positive growth in new applications. Our Direct auto business saw a double-digit increase in new applications, while our Agency auto business continued to experience modest declines, compared to more significant declines experienced in 2008.

We have several initiatives underway aimed at providing consumers with distinctive new auto insurance options. During 2008, we introduced a program called Name Your Price® that allows Direct Internet consumers to select a price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. As of the end of the first quarter 2009, Name Your Price is available in 24 states. We plan to expand this program to the rest of the country during the year.

In the first quarter 2009, we also continued the roll-out of a new product model in our Agency auto business to five additional states, bringing the total number of states to 18. This product model is designed to help improve competitiveness through further price segmentation; we plan to almost double the number of states offering this product during the remainder of 2009.

In addition, during the first quarter 2009, we expanded MyRatesm, our Pay As You Drive® usage-based insurance product, to Agency auto customers in two additional states; we now offer this product to our Direct auto customers in nine states and our Agency auto customers in six of the nine states. During the remainder of 2009, we plan to continue expansion of MyRate into additional states depending on regulatory approval and business results.

On a year-over-year basis, total personal auto written premium per policy decreased 1%, despite a slight increase in rates in the first quarter 2009, primarily reflecting shifts in the mix of business. Our Agency auto business experienced a slight increase in premium per policy on both new business and in total, while our Direct auto premium per policy was down 9% on new business and 3% in total. Our pricing levels are aligned with our profitability targets, but we remain ready to react quickly, and as often as necessary, should trends change.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Our policy life expectancy measures for our Agency and Direct private passenger auto products are now higher than the same measures a year ago by approximately 7% and 9%, respectively. Our policy life expectancy in our Commercial Auto business was down 1%, compared to the end of the first quarter 2008. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our current customers.

B. Profitability

Profitability in our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the three months ended March 31, our underwriting profitability measures were as follows:

	2009		2008
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
(millions)	$	Margin	$	Margin
Personal Lines
Agency	$182.8	10.1%	$114.5	6.2%
Direct	98.7	8.4	41.9	3.8

Total Personal Lines	281.5	9.4	156.4	5.3
Commercial Auto	73.8	17.9	25.9	5.8
Other indemnity[1]	.7	NM	(.1)	NM

Total underwriting operations	$356.0	10.5%	$182.2	5.4%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

All of our businesses contributed to the strong underwriting profitability in the first quarter 2009. Favorable prior accident year development in the first quarter 2009, compared to unfavorable development for the same period last year, along with favorable frequency and severity trends this year, contributed to the improvement over the first quarter last year.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business and other indemnity businesses, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2009	2008	Change
Personal Lines – Agency
Loss & loss adjustment expense ratio	69.0	72.5	(3.5) pts.
Underwriting expense ratio	20.9	21.3	(.4) pts.

Combined ratio	89.9	93.8	(3.9) pts.

Personal Lines – Direct
Loss & loss adjustment expense ratio	71.0	74.7	(3.7) pts.
Underwriting expense ratio	20.6	21.5	(.9) pts.

Combined ratio	91.6	96.2	(4.6) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	69.8	73.4	(3.6) pts.
Underwriting expense ratio	20.8	21.3	(.5) pts.

Combined ratio	90.6	94.7	(4.1) pts.

Commercial Auto
Loss & loss adjustment expense ratio	60.8	73.2	(12.4) pts.
Underwriting expense ratio	21.3	21.0	.3 pts.

Combined ratio	82.1	94.2	(12.1) pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	68.6	73.3	(4.7) pts.
Underwriting expense ratio	20.9	21.3	(.4) pts.

Combined ratio	89.5	94.6	(5.1) pts.

Accident year-Loss & loss adjustment expense ratio[3]	69.2	72.3	(3.1) pts.

[1]	Ratios are expressed as a percentage of net premiums earned.

[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. For the three months ended March 31, 2009 and 2008, these businesses generated an underwriting profit (loss) of $.7 million and $(.1) million, respectively.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2009	2008
Change in net loss and LAE reserves	$(99.4)	$17.5
Paid losses and LAE	2,436.4	2,466.5

Total incurred losses and LAE	$2,337.0	$2,484.0

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs. Claims costs are a function of loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our reserves would differ if the underlying assumptions were changed.

During the first quarter 2009, our loss and LAE ratio decreased 4.7 points over the first quarter last year, reflecting lower overall frequency and severity for both Personal and Commercial Auto, as well as favorable prior accident year development for the first quarter 2009, compared to unfavorable development for the same period last year.

Total personal auto paid severity (i.e., average cost per claim) decreased about 1.5% on a quarter-over-prior-year quarter basis driven by a decrease for the property coverages in total, partially offset by increases in severity for both our personal injury protection (PIP)(+12%) and bodily injury (+1%) coverages. It is difficult to estimate future severity, especially for injury claims, but we continue to monitor changes in the underlying costs, such as medical costs, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary relative to the change in our mix of business by limit.

We also experienced a decline in auto accident frequency in the first quarter 2009, compared to the first quarter last year. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the three months ended March 31:

(millions)	2009	2008
Actuarial Adjustments
Favorable/(Unfavorable)
Prior accident years	$(2.0)	$(8.1)
Current accident year	(10.2)	(.1)

Calendar year actuarial adjustment	$(12.2)	$(8.2)

Prior Accident Years Development
Favorable/(Unfavorable)
Actuarial adjustment	$(2.0)	$(8.1)
All other development	23.9	(24.5)

Total development	$21.9	$(32.6)

(Increase) decrease to calendar year combined ratio	.6 pts.	(1.0) pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. “All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve adjustments that might be applicable to any one or more of those underlying factors.

As reflected in the table above, we experienced favorable development in the first quarter 2009, compared to unfavorable development in the first quarter 2008. Nearly 55% of the total 2009 development related to the 2008 accident year. We experienced some unfavorable development on losses from accident year 2007 and very favorable development for years prior to 2007.

The favorable total prior year loss reserve development we experienced in the three-month period ended March 31, 2009, decreased the reported combined ratio by .6 points, and was primarily attributable to favorable development in our Commercial Auto business. The Personal Lines effect was minimal as the unfavorable development in the Agency channel largely offset the favorable development in the Direct channel.

Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior year accident development. These changes in estimate are the result of what we are observing in the underlying data as it develops. For both the first quarters 2009 and 2008, our Personal Lines business experienced slightly favorable development, while the Commercial Auto business experienced favorable development in 2009 and unfavorable development in 2008. The 2009 favorable reserve development in Commercial Auto was due to favorable settlements on larger losses, especially for the specialty truck business, while the unfavorable development in the first three months of 2008 was driven by an increase in the number and severity of late reported claims.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2008.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned decreased .4 points in the first quarter 2009, compared to the same period last year. Despite an increase in advertising expenditures, we continued to see a decrease in our average costs per policy on a year-over-year basis, reflecting improved customer retention, a substantial increase in companywide policies in force per employee, as well as a focus on process improvements to help reduce expenses (e.g., moving customers to a paperless environment).

C. Personal Lines

Growth 2009 vs. 2008 First Quarter
Net premiums written	3%
Net premiums earned	2%
Policies in force	4%

Progressive’s Personal Lines business writes insurance for private passenger automobiles and recreational vehicles, and represented 88% of our total net premiums written in the first quarter 2009, compared to 87% in the first quarter 2008. We currently write our Personal Lines products in all 50 states and our personal auto product in the District of Columbia. In mid-2008, we began offering our personal auto product and boat insurance to Direct Internet customers in Massachusetts. In April 2009, we expanded our offerings in Massachusetts to include motorcycle and RV insurance; these products are available online, over the phone, and through a small number of independent agents. Over time, we expect more products and buying options will be introduced in Massachusetts as we continue to grow in the market.

Private passenger auto represents 92% of our total Personal Lines net premiums written. Our auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the first quarter last year, policies in force grew 3% in auto and 7% in special lines, while net premiums written increased 3% in both products.

For the first quarter 2009, our total Personal Lines business generated a 90.6 combined ratio, compared to a 94.7 in the first quarter 2008, primarily reflecting favorable loss trends. The strong underwriting results this quarter were widely distributed by product and state. In the first quarter 2009, 43 states, plus the District of Columbia, were profitable for our private passenger auto business, including 7 of our 10 largest states. During the first quarters of both 2009 and 2008, the special lines results had a favorable effect on the total Personal Lines combined ratio of approximately 3 points, because the special lines vehicles are typically used less in the colder weather months.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2009 vs. 2008 First Quarter
Net premiums written	(1)%
Net premiums earned	(2)%
Auto: policies in force	(2)%
new applications	(4)%
renewal applications	(1)%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the first quarter 2009, we saw new Agency auto application growth in 21 states, including Florida and Texas, two of our largest volume states. However, some of our other big states have not yet seen this growth. In New York, we introduced a new product design in January 2009 and were able to lift the remaining restrictions on writing some classes of new business that were originally put in place in late 2007 and during 2008. In California, first quarter 2009 results continue to reflect that our 2008 efforts to improve profitability in our auto business were successful; we are now focusing on establishing a program in the second half of 2009 to stimulate growth and enhance segmentation in the state.

Written premium per policy on total Agency auto business increased about .5% on a quarter-over-prior-year-quarter basis, driven primarily by an increase in written premium per policy on new business, while written premium per policy on Agency auto renewal business remained relatively flat.

For the first three months of 2009, the total rate of conversion (i.e., converting a quote to a sale) was down on an increase in the number of Agency auto quotes. Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate is significantly lower.

The Direct Business

Growth 2009 vs. 2008 First Quarter
Net premiums written	9%
Net premiums earned	7%
Auto: policies in force	10%
new applications	18%
renewal applications	10%

The Direct business includes business written directly by Progressive online and over the phone. For the first three months of 2009, we experienced an increase in new Direct auto applications in 38 states, including 7 of our top 10 Direct auto states. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down 3% in the first quarter 2009, compared to the prior year period, primarily reflecting a decrease in written premium per policy on new auto business.

The total number of quotes in the Direct business increased significantly in the first three months of 2009, compared to the prior year period. Our entry into Massachusetts in May 2008 with an auto product distributed primarily via the Internet contributed to our increase in online quoting activity. We are continuing to see the Internet becoming a greater portion of our Direct business mix. Phone quotes also increased in the first quarter 2009. On a year-over-year basis, we saw an increase in the total Direct business conversion rate with Internet conversions increasing, while the conversion rate for phone-initiated business decreased.

Advertising expenditures increased in the first quarter 2009, compared to the first quarter 2008. We continue to work toward achieving our key objective of having our efforts in marketing and other brand-building activities match our competency in other technical skills, such as pricing and claims handling. Lower overall average costs per policy more than offset the higher advertising spend during the quarter.

D. Commercial Auto

Growth 2009 vs. 2008 First Quarter
Net premiums written	(11)%
Net premiums earned	(7)%
Policies in force	(2)%
New applications	(15)%
Renewal applications	4%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the first three months of 2009, the Commercial Auto business represented about 12% of our total net premiums written, compared to 13% for the same period last year. This business is primarily distributed through independent agents and operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for about half of our total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

Compared to the first quarter 2008, total written premium per policy decreased 4%, with decreases in written premium per policy on both new and renewal business.

E. Other Indemnity

Progressive’s other indemnity businesses, which represent less than 1% of our net premiums written, primarily include writing professional liability insurance for community banks and a small amount of run-off business. We reinsure the majority of the risk on the professional liability insurance coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The program, sponsored by the American Bankers Association (ABA), insures over 1,700 banks, representing every state. The underwriting profit (loss) in these businesses may fluctuate widely due to the low premium volume, variability in loss costs, and the run-off nature of some of these products. The effect of these businesses on our overall operations is minimal.

Our community bank program produced an underwriting profit in the first quarter 2009. We continue to review this program in light of the significant turbulence that has impacted the financial markets recently. To date, we have not experienced any increased exposures to claims arising from this financial crisis. From a strategic perspective, community banks tend not to be exposed to the same issues as the larger, highly leveraged financial institutions. Our claim activity has remained fairly consistent with prior periods and our expectations.

We entered into a letter of intent to sell our bank liability insurance program discussed above to an ABA affiliate. This sale will allow the ABA to assume a full ownership position and enable us to focus on our core auto insurance business. Because this is a complicated transaction that requires regulatory approvals and licensing of successor entities, the completion of the transaction could take as long as one year. The sale of this business will not have a material effect on our financial condition, results of operations, or cash flows.

F. Service Businesses

Our service businesses provide insurance-related services and represent less than 1% of our total revenues. Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. We have previously competed with two other major carriers for the CAIP business. However, both of these carriers have ceased writing new business (one in the second quarter 2008 and the other in the first quarter 2009); this leaves us as the largest CAIP provider countrywide. Although our market share will be increasing, we may not realize an immediate increase in revenues as the cyclical downturn in the CAIP market continues.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At March 31, 2009 and 2008, and at December 31, 2008, our income taxes were in a net asset position.

Our net deferred tax asset was $878.5 million at March 31, 2009, compared to $302.3 million at March 31, 2008 and $793.3 million at December 31, 2008, primarily reflecting the continued write-downs on securities that have not been recognized for tax purposes, as well as net unrealized losses.

In the first quarter 2009, as a result of the continued valuation declines on the common stocks and nonredeemable preferred stocks that we do not have the intent to hold until they substantially recover in value, we recorded a $35.0 million valuation allowance on our deferred tax asset. During the quarter, we realized additional other-than-temporary impairment (OTI) losses and recognized an increase in unrealized losses related to certain securities that we believe are fundamentally impaired or that we are likely to sell in the near future, as well as on our common equity securities. At March 31, 2009, we did not believe that we had sufficient evidence to support recognizing the full tax benefit related to the decline in value of such securities. Based on the nature of the losses (OTI vs. unrealized), $27.0 million of the valuation allowance was reflected in our “provision for income taxes,” while the remaining $8.0 million was a component of “net unrealized losses on securities” and part of other comprehensive income.

Prior to the additional valuation declines in the first quarter 2009, management believed that it was more likely than not that the deferred tax asset would be realized and that we would be able to fully use the deductions that are ultimately recognized for tax purposes. We will continue to evaluate our deferred tax assets to determine if any changes to the valuation allowance are necessary.

The effective tax rate for the quarter ending March 31, 2009 was 38%, compared with 29% for the same period last year, primarily reflecting the $27.0 million valuation allowance discussed above.

There have been no material changes in our uncertain tax positions during the quarter ended March 31, 2009.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio at March 31 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
2009
Fixed maturities	$10,309.0	80.7%	3.5	AA
Nonredeemable preferred stocks	815.2	6.4	1.6	BBB
Short-term investments:
Other short-term investments	1,293.8	10.1	<1	AA+

Total fixed-income securities	12,418.0	97.2	3.0	AA+
Common equities	350.4	2.8	na	na

Total portfolio[2,3]	$12,768.4	100.0%	3.0	AA+

2008
Fixed maturities	$8,120.7	58.5%	2.7	AA
Nonredeemable preferred stocks	2,121.5	15.3	2.4	A-
Short-term investments:
Auction rate municipal obligations	174.1	1.2	<1	AA
Other short-term investments	1,359.2	9.8	<1	AA+

Total short-term investments	1,533.3	11.0	<1	AA+

Total fixed-income securities	11,775.5	84.8	2.3	AA-
Common equities	2,104.2	15.2	na	na

Total portfolio[2,3]	$13,879.7	100.0%	2.3	AA-

na  =  not applicable

[1]

Represents ratings at March 31, 2009 and 2008. Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between a AAA and AA+, we assign an internal rating of AAA-.

[2]	At March 31, 2009 and 2008, we had $18.6 million and $79.4 million of unsettled security transactions (offset in other liabilities), respectively.

[3]

March 31, 2009 and 2008 totals include $.8 billion and $1.8 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Unrealized Gains and Losses

As of March 31, 2009, our portfolio had $338.2 million of pretax net unrealized losses, recorded as part of accumulated other comprehensive income, compared to net unrealized gains of $208.8 million at March 31, 2008 and net unrealized losses of $118.2 million at December 31, 2008. During the quarter, our fixed-income portfolio’s fair value declined primarily as a result of the continued decline in our nonredeemable and redeemable preferred stock portfolio. In addition, we realized $96.7 million in net gains on security sales. The combination of the preferred stock declines and the gains on security sales accounted for $198.1 million of the $220.0 million change in unrealized losses since December 31, 2008. The net unrealized gains in the common stock portfolio decreased $111.3 million during the first quarter 2009, reflecting both the gains generated from the sales of the securities and the overall negative return of the broad equity markets. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets at March 31, were comprised of the following:

($ in millions)	2009		2008
Investment-grade fixed maturities: [1]
Short/intermediate term	$11,254.9	97.0%	$9,199.3	95.3%
Long term	29.4	.3	178.6	1.8
Non-investment-grade fixed maturities[2]	318.5	2.7	276.1	2.9

Total	$11,602.8	100.0%	$9,654.0	100.0%

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

The increase in fixed maturities over last year represents a management decision to reduce valuation risk by investing in U.S. Treasury Notes and short-term instruments. The reduction in our long-term assets from the first quarter last year represents a decision to reduce our valuation risk to the potential for rising interest rates. Lastly, the increase in dollar amount of our non-investment-grade fixed-maturities is largely the result of security credit downgrades since last year.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.8 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 3.0 years at March 31, 2009, compared to 3.2 years at December 31, 2008 and 2.3 years at March 31, 2008. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

As of March 31, the duration distribution of our fixed-income portfolio represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	2009	2008
1 year	16.7%	17.2%
2 year	22.0	17.6
3 year	21.9	24.7
5 year	29.8	23.8
10 year	9.6	16.7

Total fixed-income portfolio	100.0%	100.0%

The shift in duration during 2009 resulted from our decision to reduce the overall portfolio valuation risk exposure.

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining a minimum average portfolio credit quality rating of A+, as defined by nationally recognized rating agencies. In addition, we limit our non-investment-grade securities, along with our common equities and preferred stocks (both redeemable and nonredeemable), to between 0% and 25% of the portfolio.

Pursuant to guidelines in effect during the first quarter 2009, established by the Investment and Capital Committee of our Board of Directors, investment in a single issuer’s bonds and preferred stocks was limited to no more than 6% of our shareholders’ equity, except for U.S. Treasury and agency bonds; any state’s general obligation bonds were limited to 12% of shareholders’ equity. In April 2009, the Committee approved new investment guidelines that further limit our concentration exposure. Under the revised guidelines, investment in a single issuer, other than U.S. Treasuries or state’s general obligations bonds, is limited to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stock and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the limitation to any state’s general obligations was reduced to 6% of shareholders’ equity. As of March 31, 2009, the investment portfolio would have exceeded these limitations, and the portfolio may be outside these guidelines for a period of time as management works to bring the portfolio into compliance effectively and efficiently, without creating undesirable trading activity.

The credit quality distribution of the fixed-income portfolio at March 31 was:

Rating	2009	2008
AAA	63.3%	41.6%
AA	14.7	23.5
A	10.9	21.0
BBB	7.2	10.7
Non-rated/other	3.9	3.2

Total fixed-income portfolio	100.0%	100.0%

During 2009, the AAA rating category increased, while the remaining ratings categories decreased due to our decision to reduce our exposure to the highly volatile market sectors, including common equities (discussed below), and adding to our holdings of U.S. Treasury securities and short-term instruments.

Our portfolio is also exposed to concentration risk. Our credit risk guidelines limit single issuer exposure; however, economic sector allocation is a key concentration risk. During 2008, the concentration risk in our portfolio was evidenced by an overweighting in preferred stocks, predominantly invested in the financial services sector. This concentration risk, coupled with the credit crisis (credit risk), led to the significant decline in valuation of our total portfolio. We consider concentration risk more broadly to asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds. During the first quarter 2009, our exposure carryover from 2008, primarily invested in financial sector preferred stocks, continued to affect negatively the overall fixed-income portfolio’s valuation. In April 2009, we adjusted our concentration exposure guidelines, to reduce certain sector concentrations, as well as our single issuer guidelines, to reduce credit risk exposure, referred to above. We will transition to the new investment policy guidelines over time to avoid making inefficient and/or ineffective investment decisions through security liquidations.

Prepayment and extension risk, especially in our structured product and preferred stock portfolios, is another risk that we monitor in the portfolio. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities that we hold help minimize this risk. During the first quarter 2009, we did not experience significant prepayment or extension of principal relative to our expectations in the portfolio.

Our preferred stocks continue to be priced under the assumption that issuers will not call their outstanding issues at the first call date (extension risk) and will even choose to leave these securities outstanding as long as possible. This assumption was based on the fact that the current dividend rates on the outstanding securities were lower than those available on new issues, as well as the fact that the preferred stock market for new issues was largely not available during the latter part of 2008 and the first quarter of 2009. The drop in price by assuming extension, particularly for perpetual securities with no mandatory redemption date, was significant.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of March 31, 2009, all of our preferred securities continue to pay fully and timely dividends, with the exception of Fannie Mae, which is immaterial. In addition, we do not expect Citigroup to continue to pay dividends after the proposed conversion of their preferred stock to common stock. We received $1.0 million of dividends in the first quarter 2009 from Citigroup and $2.7 million in April 2009; we expect this to be their last dividend payment.

Liquidity risk is another risk factor we monitor. Based on the volatility of the markets in general and the widening of credit spreads, we elected to reduce portfolio valuation risk and direct new investments primarily to U.S. Treasury and short-term securities in order to preserve capital and maintain our desired liquidity position. As of March 31, 2009, we had $5.8 billion in U.S. Treasury and short-term securities, approximately three times as much as we had at the same time last year. Another facet of liquidity risk involves the inability to sell securities due to a lack of buyers. Our overall portfolio remains very liquid and sufficient to meet capital requirements; however, beyond U.S. Treasury obligations, market liquidity remains highly variable and generally constrained. There continue to be instances within the portfolio where less liquidity exists. The short to intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately 12% of our non-U.S. Treasury and short-term, fixed-income portfolio to repay principal over the course of 2009. In addition, cash from interest and dividend payments provides a recurring source of liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2009:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$985.3	1.8
Two to five years	2,647.1	4.1
Five to nine years	840.7	8.2

Total U.S. Treasury Notes	4,473.1	4.4
Interest Rate Swaps
Less than two years ($1,050 notional value)	16.7	1.6
Two to five years ($668 notional value)	10.2	3.3

Total interest rate swaps ($1,718 notional value)	26.9	2.2

Total U.S. government obligations	$4,500.0	5.2

The total duration of 5.2 years exceeds the duration of the components due to the leverage effect of derivative instruments on the overall duration. This is the case because, in determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at March 31:

($ in millions)	Fair Value	Net Unrealized Gain (Loss)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
2009
Collateralized mortgage obligations[1]	$388.5	$(90.3)	18.5%	1.5	AA+

Commercial mortgage-backed obligations	941.7	(138.7)	44.9	2.1	AA+
Commercial mortgage-backed obligations: interest-only	450.6	(31.0)	21.5	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,392.3	(169.7)	66.4	1.9	AA+

Other asset-backed securities:
Automobile	77.5	1.4	3.7	1.9	AAA
Home equity (sub-prime bonds)	187.0	(64.4)	8.9	.1	A+
Other[2]	53.4	(3.9)	2.5	.5	AA

Subtotal other asset-backed securities	317.9	(66.9)	15.1	.6	AA-

Total asset-backed securities	$2,098.7	$(326.9)	100.0%	1.6	AA+

2008
Collateralized mortgage obligations[1]	$574.5	$(11.3)	21.9%	1.6	AAA-

Commercial mortgage-backed obligations	1,048.0	5.8	40.0	2.8	AA
Commercial mortgage-backed obligations: interest-only	692.7	(9.6)	26.4	1.8	AAA-

Subtotal commercial mortgage-backed obligations	1,740.7	(3.8)	66.4	2.4	AA+

Other asset-backed securities:
Home equity (sub-prime bonds)	233.6	(25.2)	8.9	.1	AA+
Other[2]	71.6	(1.4)	2.8	1.0	A

Subtotal other asset-backed securities	305.2	(26.6)	11.7	.3	AA

Total asset-backed securities	$2,620.4	$(41.7)	100.0%	2.0	AA+

[1]

Includes $29.2 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $14.9 million and a credit quality of A- as of March 31, 2009; includes $49.8 million of Alt-A bonds that had a net unrealized gain of $.2 million and a credit quality of AAA as of March 31, 2008. The remainder for both periods represents seasoned prime loans.

[2]	Includes equipment leases, manufactured housing, and other types of structured debt.

At March 31, 2009, our asset-backed securities had a net unrealized loss of $326.9 million, compared to a net unrealized loss of $388.5 million at December 31, 2008. Substantially all of the asset-backed securities have available market quotes, although the spreads between the bid and offer prices are wider than in recent years given the current market conditions, reflecting a general drop in liquidity. As of March 31, 2009, approximately 10% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $1.4 million in write-downs on these securities (including $.9 million of home equity loans) during the quarter ended March 31, 2009, compared to $2.9 million of home equity loans during the quarter ended March 31, 2008; we did not have any write-downs on our Alt-A securities.

Collateralized Mortgage Obligations At March 31, 2009, 18.5% of our asset-backed securities were collateralized mortgage obligations (CMO). During the quarters ended March 31, 2009 and 2008, we did not record any write-downs on our CMO portfolio. The following table shows the collateralized mortgage obligations by deal origination year, along with the loan classification. In addition, the table shows a comparison of the fair value at March 31, 2009 to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Collateralized Mortgage Obligations

	Deal Origination Year						% of Collateralized Mortgage Obligations
($ in millions) Category	2007	2006	2005	2004	Pre-2004	Total
Non-agency prime:
With mandatory redemption[1]	$—	$—	$39.9	$59.2	$—	$99.1	25.5%
Increase (decrease) in value	—%	—%	.1%	(1.4)%	—%	(.8)%
No mandatory redemption[2]	$33.5	$25.8	$93.0	$27.9	$43.8	$224.0	57.7%
Increase (decrease) in value	(21.2)%	(28.7)%	(28.7)%	(21.5)%	(18.8)%	(25.0)%
Alt-A	$—	$—	$15.3	$7.4	$6.5	$29.2	7.5%
Increase (decrease) in value	—%	—%	(45.3)%	(13.0)%	(14.8)%	(33.8)%
Government/GSE[3]	$16.1	$—	$—	$—	$20.1	$36.2	9.3%
Increase (decrease) in value	4.9%	—%	—%	—%	(3.1)%	.3%

Total	$49.6	$25.8	$148.2	$94.5	$70.4	$388.5	100.0%

Increase (decrease) in value	(14.3)%	(28.7)%	(25.2)%	(9.2)%	(14.5)%	(18.8)%

[1]	These securities are required to be retired at par value by May 2009.

[2]

These securities do not have a mandatory redemption date; hence, the securities will retire at the earlier of contractual maturity or projected cash flow expiration. All 2006 and 2007 securities in this category are collateralized primarily (greater than 90%) by mortgages originated in or prior to 2005.

[3]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At March 31, 2009, 44.9% of our asset-backed securities were commercial mortgage-backed securities (CMBS).

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination.

Commercial Mortgage-Backed Securities

($ in millions) Deal Origination Year	Rating at March 31, 2009
	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
Pre-2000	$—	$3.3	$—	$26.2	$8.6	$38.1	4.0%
2000	46.7	21.1	—	—	—	67.8	7.2
2001	122.9	27.7	5.3	8.8	—	164.7	17.5
2002	62.9	—	10.4	—	—	73.3	7.8
2003	152.3	8.1	2.1	—	—	162.5	17.3
2004	102.6	15.4	2.1	7.4	—	127.5	13.5
2005	100.8	—	—	2.9	—	103.7	11.0
2006	122.1	—	—	10.1	44.3	176.5	18.8
2007	—	—	8.3	4.0	15.3	27.6	2.9

Total fair value	$710.3	$75.6	$28.2	$59.4	$68.2	$941.7	100.0%

% of Total fair value	75.4%	8.0%	3.0%	6.3%	7.3%	100.0%

The CMBS portfolio contains 13.6% of securities that are rated BBB or lower, with a net unrealized loss of $43.8 million at March 31, 2009, and an average duration of 1.6 years, compared to 2.1 years for the entire CMBS portfolio.

As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005–2007. These more aggressive underwriting guidelines have led to a higher level of investor concern for deals originated in this timeframe.

Our 2005 and 2006 deal origination (vintage) year AAA exposure is heavily weighted to securities with the most senior levels (over 20%) of credit support. While we expect CMBS delinquencies to continue to rise in 2009, we feel that we have an adequate level of credit support to protect the expected cash flows from these investments. The following table displays the amount of senior and junior AAA bonds that we have in each vintage. The average credit support and delinquencies are shown in order to indicate the cushion that is available in these tranches to sustain losses.

($ in millions) Deal Origination Year	Senior AAA[1]	Junior AAA (AJ) [2]	Average Life (years)	Average Credit Support[3]	Average Delinquencies[4]	Average Yield to Maturity[5]
2005	$90.7	$10.1	3.1	27.5%	.7%	11.0%
2006	$122.1	$—	2.1	29.6%	1.6%	11.5%

[1]	Above 20% credit support.

[2]	Above 13% credit support.

[3]	This represents the amount of cushion available to absorb realized losses.

[4]	This represents the percentage of loans that are 30 days or more past due.

[5]	The yield to maturity equals the return, inclusive of interest and principal payments that we would expect to receive assuming the bond matures at its expected maturity date.

The entire 2005-2006 non-AAA segment is composed of cell phone tower securitizations. All of these bonds have a single borrower and are backed by a cross collateralized pool of cellular phone towers throughout the United States. As can be seen from the table below, these bonds have short average lives and have significant net cash flow relative to their interest payments.

Deal Origination Year	Average Life	Yield to Maturity	Debt Service Coverage Ratio
2005	1.2 years	14.9%	3.5x
2006	2.5 years	12.5%	2.9x

Our entire 2007 exposure is made up of two different types of investments. One is a $5.9 million exposure to a B/B2 rated cell tower transaction similar to the exposure in 2005 and 2006 non-AAA rated vintages discussed above. The average life on this bond is 3.1 years and it has a 25.1% yield to maturity. The second 2007 exposure is a $21.7 million position that consists of three different bonds with a single borrower, rated A+, BBB-, and non-rated, and is secured by a cross collateralized portfolio of office properties with a single borrower. The average life on this position is 2.9 years, assuming the borrower exercises its option to extend the final maturity.

Commercial Mortgage-Backed Securities: Interest Only We also held CMBS interest only (IO) securities at March 31, 2009. The IO portfolio had an average credit quality of AAA- and a duration of 1.4 years. During the quarters ended March 31, 2009 and 2008, we did not record any write-downs on our IO portfolio. The following table shows the fair value of the IO securities by deal origination year.

Commercial Mortgage-Backed Securities: Interest Only

($ in millions) Deal Origination Year	Fair Value	% of Total Exposure
Pre-2000	$4.7	1.0%
2000	18.7	4.2
2001	15.4	3.4
2002	10.9	2.4
2003	57.9	12.8
2004	67.9	15.1
2005	122.1	27.1
2006	153.0	34.0

Total fair value	$450.6	100.0%

Planned amortization class IOs comprised 91.1% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. Since 2004, 100% of the IO securities that we have purchased were made up of this more protected class.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities by deal origination year, along with a comparison of the fair value at March 31, 2009, to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Home-Equity Securities

($ in millions) Rating (date acquired)	Deal Origination Year				Total	% of Home Equity Loans
	2007	2006	2005	2004
AAA (December 2007-May 2008)	$—	$28.6	$45.7	$—	$74.3	39.7%
Increase (decrease) in value	—%	(11.1)%	(16.1)%	—%	(14.3)%
AA (September 2007-April 2008)	$—	$5.8	$31.0	$7.4	$44.2	23.7%
Increase (decrease) in value	—%	(17.7)%	(32.8)%	(47.8)%	(34.4)%
A (August 2007-April 2008)	$—	$—	$1.7	$4.7	$6.4	3.4%
Increase (decrease) in value	—%	—%	(55.3)%	(6.1)%	(27.6)%
BBB (March 2007-May 2008)	$—	$9.5	$6.5	$.5	$16.5	8.8%
Increase (decrease) in value	—%	(24.7)%	(24.6)%	—%	(24.1)%
Non-investment-grade (August 2007-March 2008)	$.5	$27.5	$17.6	$—	$45.6	24.4%
Increase (decrease) in value	19.1%	(23.9)%	(41.8)%	—%	(31.8)%

Total	$.5	$71.4	$102.5	$12.6	$187.0	100.0%

Increase (decrease) in value	19.1%	(18.9)%	(28.5)%	(35.9)%	(25.6)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at March 31, 2009, were $2,728.2 million of state and local government obligations with an overall credit quality of AA, excluding the benefit of credit support from the bond insurance. These securities had a net unrealized gain of $14.1 million at March 31, 2009, compared to a net unrealized loss of $37.0 million at December 31, 2008. The following table details the credit quality rating of our municipal securities at March 31, 2009, without the benefit of credit or bond insurance as discussed below.

Municipal Securities Rating

(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$355.0	$364.7	$719.7
AA	507.6	1,120.3	1,627.9
A	209.7	128.9	338.6
BBB	1.5	30.1	31.6
Other	—	10.4	10.4

Total	$1,073.8	$1,654.4	$2,728.2

Included in revenue bonds are $992.9 million of single family housing revenue bonds issued by state housing finance agencies of which $686.8 million are supported by individual mortgages held by the state housing finance agencies and $306.1 million are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae mortgages; the remaining 60% are collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA. Most of these mortgages are supported by FHA, VA, or private mortgage insurance providers.

Approximately 28%, or $775.5 million, of our total municipal securities were insured general obligation or revenue bonds, which in the aggregate had a decline in credit quality from AA+ at March 31, 2008 to AA- as of March 31, 2009. The credit quality decline was primarily due to rating downgrades of FGIC, AMBAC, and MBIA monoline bond insurers. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at March 31, 2009. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

Insurance Enhanced Municipal Securities

(millions) Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
FGIC
AA	$61.5	$26.8	$88.3

AMBAC
AA	$74.7	$43.6	$118.3
A	38.4	—	38.4
BBB	—	1.0	1.0
Non-rated	—	5.0	5.0

	$113.1	$49.6	$162.7

MBIA
AA	$102.4	$135.8	$238.2
A	113.4	35.8	149.2
BBB	—	5.2	5.2
Non-rated	—	5.4	5.4

	$215.8	$182.2	$398.0

FSA
AA	$41.6	$40.7	$82.3
A	—	23.0	23.0
BBB	—	21.2	21.2

	$41.6	$84.9	$126.5

TOTAL
AA	$280.2	$246.9	$527.1
A	151.8	58.8	210.6
BBB	—	27.4	27.4
Non-rated	—	10.4	10.4

	$432.0	$343.5	$775.5

As of March 31, 2009, the insurance-enhanced general obligation and revenue bonds had a net unrealized gain of $21.3 million, compared to a net unrealized gain of $12.9 million at December 31, 2008. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at March 31, 2009, were $599.2 million of fixed-rate corporate securities, which had a duration of 3.5 years and an overall credit quality rating of BBB+. These securities had a net unrealized loss of $51.1 million at March 31, 2009, compared to a net unrealized loss of $51.9 million at December 31, 2008. During the quarters ended March 31, 2009 and 2008, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector.

Corporate Securities

	Rating at March 31, 2009
Sector	AAA	AA	A	BBB	Non- Investment- Grade	% of Portfolio
Financial Services
U.S. banks	—%	—%	4.6%	—%	—%	4.6%
Insurance	—	11.0	10.8	—	—	21.8
Other financial	3.4	—	3.4	5.0	2.4	14.2

Total Financial Services	3.4	11.0	18.8	5.0	2.4	40.6

Industrial	—	—	3.3	56.1	—	59.4

Total	3.4%	11.0%	22.1%	61.1%	2.4%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (e.g., mandatory redemption dates) and nonredeemable (e.g., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. The following table lists our preferred stocks, including both redeemable ($363.6 million) and nonredeemable ($815.2 million), as of March 31, 2009. We made no additional investments in preferred stocks during the first quarter 2009.

($ in millions) Issuers	Fair Value at March 31, 2009	% of Preferred Stock Portfolio
Bank of America	$80.5
U. S. Bancorp	66.1
Wells Fargo	64.2
Goldman Sachs	49.7
Citigroup	44.4
Morgan Stanley	39.0
HSBC USA Inc.	38.5
AgFirst Farm Credit Bank	30.0
SunTrust	25.7
Mellon Capital	25.3
Cobank	24.7
JP Morgan Chase	21.2
PNC Preferred	18.1
Fifth Third	16.9
Farm Credit Bank	15.3
BBVA International	14.0
First Tennessee	13.9
Royal Bank of Scotland	10.3
State Street Bank	7.4

Total bank preferred stocks	605.2	51.4%

Insurance holdings	151.4	12.8%
Other financial institutions	35.9	3.0%
Industrials	284.1	24.1%
Utility	101.4	8.6%
Agency	.8	.1%

Total other preferred stocks	573.6	48.6%

Total preferred stocks	$1,178.8	100.0%

Our preferred stock portfolio had a net unrealized loss of $42.6 million at March 31, 2009, compared to a net unrealized gain of $56.9 million at December 31, 2008. During the quarter ended March 31, 2009, we wrote down our preferred stock portfolio by $206.3 million ($200.2 million nonredeemable and $6.1 million redeemable) due to a combination of issuer fundamentals and severe market declines where we had the inability to determine objectively whether the securities would recover substantially in the near term (see the Other-than-Temporary Impairment section below for further discussion).

Our preferred stocks had an overall credit quality rating of BBB at March 31, 2009. The table below shows the exposure break-down by sector and current rating, reflecting any movement in ratings since acquisition.

Preferred Stocks

	Rating at March 31, 2009
Sector	AA	A	BBB	Non- Investment- Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	2.5%	28.9%	7.3%	10.6%	49.3%
Foreign banks	—	1.2	—	.9	2.1
Insurance	—	2.1	7.1	3.6	12.8
Other financial	—	1.6	—	1.4	3.0

Total Financial Services	2.5	33.8	14.4	16.5	67.2
Agency	—	—	—	.1	.1
Industrial	—	—	14.7	9.4	24.1
Utility	—	2.7	5.9	—	8.6

Total	2.5%	36.5%	35.0%	26.0%	100.0%

Approximately 60% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, all of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.

Approximately 70% of our preferred stock securities are fixed-rate securities and 30% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date.

As a result of the “stress test” the Federal Reserve is using to evaluate the capital position of the largest banks, the possibility exists that some of the issuers of our preferred stocks will offer to convert our holdings to common stock. The terms of the conversion offers, should they occur, may compel us to either sell the preferred securities or convert to common stock, such as the conversion outlined by Citigroup. We cannot predict which other securities may be affected by this type of conversion or the effect that such conversions will have on our portfolio. We will continue to monitor any developments and react appropriately within our investment guidelines.

Common Equities

Common equities, as reported on the balance sheets at March 31, were comprised of the following:

($ in millions)	2009		2008
Common stocks	$336.9	96.1%	$2,090.5	99.3%
Other risk investments	13.5	3.9	13.7	.7

Total common equities	$350.4	100.0%	$2,104.2	100.0%

At March 31, 2009, 2.8% of the portfolio was in common equities, compared to 15.2% at the same time last year. The decrease reflects our decision to reduce our exposure to equity securities, which we began toward the end of the third quarter 2008. In addition, the common equities experienced a significant market decline over the last 12 months, which contributed to the reduction in fair value.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For the first three months of 2009 and 2008, the GAAP basis total return was within our tracking error. We held 510 out of 976, or 52%, of the common stocks comprising the Russell 1000 Index at March 31, 2009, with 84% of the total market capitalization of the index.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $.2 million of open funding commitments at March 31, 2009.

Derivative Instruments

We invest in the following derivative exposures at various times: interest rate swaps; asset-backed credit default swaps; U.S. corporate debt credit default swaps; cash flow hedges; and equity options. See Note 2—Investments for further discussion of our derivative positions.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of March 31, 2009.

				Gains (Losses)
		Notional Exposure		Quarters ended March 31,
(millions)	Coupon	2009	2008	2009	2008
Open Positions
2-year exposure	Receive fixed	$1,050	$—	$3.8	$—
3-year exposure	Receive fixed	440	—	5.3	—
5-year exposure	Receive fixed	228	—	5.4	—

Total open positions		$1,718	$—	$14.5	$—

Closed Positions
2-year exposure	Receive fixed	$725	$—	$(1.1)	$—
5-year exposure	Receive fixed	550	1,175	(9.9)	46.6
5-year exposure	Receive variable	—	225	—	1.0
10-year exposure	Receive fixed	—	150	—	3.7

Total closed positions		$1,275	$1,550	$(11.0)	$51.3

Total interest rate swaps				$3.5	$51.3

During April 2009, we closed $1.7 billion in notional value and opened $1.2 billion in notional value for the same exposure terms and recognized a minimal loss for the month.

ASSET-BACKED CREDIT DEFAULT SWAPS

The following table summarizes our holding period gains (losses) on the asset-backed credit default swaps classified by the status of the swap position as of March 31, 2009.

				Gains (Losses)
	Bought or Sold Protection	Notional Exposure		Quarters ended March 31,
(millions)		2009	2008	2009	2008
Closed Positions
BBB- credit exposure	Sold	$—	$140	$—	$(18.9)
Treasury Note		—	140	—	5.8

Total asset-backed swaps				$—	$(13.1)

CORPORATE CREDIT DEFAULT SWAPS

The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of March 31, 2009.

				Gains (Losses)
	Bought or Sold Protection	Notional Exposure		Quarters ended March 31,
(millions)		2009	2008	2009	2008
Open Positions
5-year exposure	Bought	$25	$—	$.5	$—

Total corporate swaps				$.5	$—

During April 2009, we opened an additional corporate credit default swap position on a corporate issuer within the industrial sector by purchasing credit default protection for a 2-year time horizon with a $7 million notional value.

EQUITY OPTIONS

The following table summarizes our equity options activity classified by the status of the option position as of March 31, 2009.

		Number of Contracts[1]		Gains (Losses)
	Asset or Liability Position			Quarters ended March 31,
(millions)		2009	2008	2009	2008
Open Positions
Equity option	Asset	115,372	—	$3.4	$—
Equity option	Liability	10,000	—	.2	—

Total equity options				$3.6	$—

[1]	Each contract is equivalent to 100 shares of common stock of the issuer.

CASH FLOW HEDGES

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We will defer the gain or loss on this hedge and report the amount in accumulated other comprehensive income. The gain or loss on the contract will be amortized over the period in which foreign denominated expenses occur, which is expected to begin in the second half of 2009.

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 17% for the first quarter 2009, compared to the same period last year. The reduction is primarily the result of investing in lower yielding securities (primarily U.S. Treasury Notes and short-term instruments) in the current interest rate environment due to the following factors: 1) investing new cash in the portfolio from operating profits, 2) cash from security redemptions and maturities, and 3) cash from portfolio turnover through planned sales based on various strategic decisions by management.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

We reported the following investment results for the three months ended March 31:

	2009	2008
Pretax recurring investment book yield	4.1%	4.8%
Weighted average FTE book yield	4.6%	5.7%
FTE total return:
Fixed-income securities	(.6)%	(.6)%
Common stocks	(10.3)%	(9.3)%
Total portfolio	(1.2)%	(2.0)%

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the three months ended March 31 follows:

	2009	2008
Fixed-income securities:
U.S. Treasury Notes	(.6)%	11.2%
Municipal bonds	3.5%	1.7%
Corporate bonds	2.5%	1.3%
Commercial mortgage-backed securities	6.6%	(.2)%
Collateralized mortgage obligations	.9%	(1.4)%
Asset-backed securities	(2.4)%	(5.9)%
Preferred stocks	(17.3)%	(7.4)%

Investment expenses were $2.6 million for the first quarter 2009, compared to $1.5 million for the same period last year, primarily reflecting a true-up in the first quarter 2008 to the final 2007 Gainsharing (cash incentive) payout for our investment managers.

Interest expense for the first quarter 2009 was $33.7 million, compared to $34.3 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the three months ended March 31, were:

(millions)	2009	2008
Gross realized gains on security sales
Fixed maturities	$103.3	$81.8
Nonredeemable preferred stocks	.1	.5
Common equities	83.1	6.3

Subtotal	186.5	88.6

Gross realized losses on security sales
Fixed maturities	(6.1)	(.1)
Nonredeemable preferred stocks	(.6)	(1.2)
Common equities	(32.3)	(38.6)

Subtotal	(39.0)	(39.9)

Net realized gains (losses) on security sales
Fixed maturities	97.2	81.7
Nonredeemable preferred stocks	(.5)	(.7)
Common equities	50.8	(32.3)

Subtotal	147.5	48.7

Other-than-temporary impairment losses
Fixed maturities	(7.5)	(2.9)
Nonredeemable preferred stocks	(200.2)	(42.7)
Common equities	(15.7)	(5.7)

Subtotal	(223.4)	(51.3)

Net holding period gains (losses)
Hybrid preferred stocks	(5.1)	(3.4)
Derivatives	7.6	38.2

Subtotal	2.5	34.8

Total net realized gains (losses) on securities	$(73.4)	$32.2

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, sales of our common stock to reduce our risk exposure, and holding period valuation changes on derivatives. From time to time, gross realized losses also include write-downs for securities determined to be other-than-temporarily impaired in our fixed-income and/or equity portfolios. For the three months ended March 31, 2009, realized gains (losses) also included $5.1 million of net losses related to certain hybrid securities within our preferred stock portfolio that are reported at fair value, compared to $3.4 million of net losses for the three months ended March 31, 2008.

Other-Than-Temporary Impairment (OTI)

Realized losses may include write-downs of securities determined to have had an other-than-temporary decline in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses based on predetermined guidelines. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, or (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level).

Fixed-income securities and common equities with declines attributable to issuer-specific fundamentals are reviewed to identify all available evidence, circumstances, and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for recovery does not satisfy the criteria set forth in the current accounting guidance.

For fixed-maturity investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary where we have the intent and ability to hold the investment for the periods of time that we anticipate to be necessary to recover a substantial portion of the investment’s impairment and collect the interest or dividend obligations. In general, our policy for equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions by the earlier of (i) when we are able to objectively determine that the loss is other-than-temporary, or (ii) when the security has been in such a loss position for three consecutive quarters.

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

(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2009
Preferred stocks	$206.3	$—	$206.3
Asset-backed securities	1.4	—	1.4

Total fixed income	207.7	—	207.7
Common equities	15.7	—	15.7

Total portfolio	$223.4	$—	$223.4

2008
Preferred stocks	$42.7	$—	$42.7
Asset-backed securities	2.9	—	2.9

Total fixed income	45.6	—	45.6
Common equities	6.9	1.2	5.7

Total portfolio	$52.5	$1.2	$51.3

Our other-than-temporary impairment write-downs resulted from fundamental matters with either the specific security or issuer or due to the severe market-related declines for which we could not objectively determine that a recovery in the near term was likely.

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security. The individual amounts represent the additional OTI loss we would have recognized in the income statement if our policy for market-related declines were different from what is stated above.

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for 1 quarter	$2,139.2	$67.2	$17.0	$5.8	$—	$—
Unrealized loss for 2 quarters	467.1	47.3	42.6	30.2	19.1	1.9
Unrealized loss for 3 quarters	493.8	58.4	32.7	24.2	19.9	19.9
Unrealized loss for 1 year or longer	2,648.6	365.1	236.9	148.4	98.3	65.6

Total	$5,748.7	$538.0	$329.2	$208.6	$137.3	$87.4

Common Equity:
Unrealized loss for 1 quarter	$51.1	$9.9	$7.0	$4.6	$3.2	$.8
Unrealized loss for 2 quarters	21.7	5.4	4.1	2.9	2.3	.5
Unrealized loss for 3 quarters	11.2	1.7	.5	.1	.1	.1
Unrealized loss for 1 year or longer	7.4	1.3	.9	.7	—	—

Total	$91.4	$18.3	$12.5	$8.3	$5.6	$1.4

We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We continue to have the intent and ability to hold these fixed-income investments for the periods of time that we anticipate to be necessary to recover the investments’ impairment and collect the interest and dividend obligations, and will do so, as long as the securities continue to be consistent with our investment and financial strategies. We will continue to diligently monitor market conditions and issuer-specific fundamental characteristics and, to the extent that there are any significant changes, will re-evaluate our position and, if necessary, take the appropriate write-downs.

We retain the common stocks necessary to maintain correlation to the Russell 1000 Index. We will continue to closely monitor these securities, and analyze developments and conditions relating to the issuers and the overall market, to determine if any impairment write-downs are necessary.

Since total unrealized losses are already a component of our shareholders’ equity, any recognition of these losses as additional OTI losses would have no effect on our comprehensive income, book value, or reported investment total return.

C. Repurchase Transactions

From time to time we enter into repurchase commitment transactions, whereby we loan U.S. Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in Eurodollar, reverse repurchase transactions, or unsecured commercial paper obligations issued by large, high-quality institutions with yields that exceeded our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. However, these transactions can carry the risk that the counterparty in the arrangement could default, in which event we would be unable to recover our collateral in a timely manner. To help mitigate this risk, we hold our counterparty’s cash for the full value of the securities we lend and revalue the securities on a regular basis to ensure that we hold sufficient cash to cover the market value of the securities. Nevertheless, in the event of a counterparty default, we may be unable to obtain additional cash if our securities on loan appreciate in value prior to their return.

During September 2008, we suspended our repurchase activity due to increased counterparty risk and high market volatility and we have not invested in any repurchase transactions during the first quarter 2009. We had no open repurchase commitments at March 31, 2008. We earned income of $.7 million from repurchase transactions during the three months ended March 31, 2008.

Additionally, beginning with the second quarter 2008, we entered into reverse repurchase commitment transactions, whereby we loaned cash to accredited banks and received U.S. Treasury Notes pledged as general collateral against the cash borrowed. Our exposure to credit risk was limited, as these internally managed transactions were overnight arrangements. The income generated on these transactions was calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received.

For the three months ended March 31, 2009, our largest single outstanding balance of reverse repurchase commitments was $1,845.8 million, which was open for one day; the average daily balance of reverse repurchase commitments was $685.3 million. We earned income of $.3 million on reverse repurchase agreements for the three months ended March 31, 2009. We had $569.9 million of open reverse repurchase commitments at March 31, 2009 with two counterparties, reported as part of other short-term investments. No reverse repurchase transactions were entered into during the three months ended March 31, 2008.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding pending loss and loss adjustment expense reserves becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 3.0 years at March 31, 2009 and 3.2 years at December 31, 2008. The weighted average beta of the equity portfolio was 1.0 at both March 31, 2009 and December 31, 2008, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2008.

We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility and as a component of our longer-term contingency capital planning. VaR quantifies the potential reductions in total investment returns on a GAAP basis, which includes recurring investment income, realized gains (losses) and changes in unrealized gains (losses) on investments. The VaR estimates below represent the expected loss at 99% confidence within a 66-day trading period (e.g., quarterly period) based on recent market volatility. Total portfolio VaR is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

($ in millions) 66-Day VaR	March 31, 2009	December 31, 2008[1]
Fixed-income portfolio	$(471.8)	$(455.2)
% of portfolio	(3.8)%	(3.7)%
% of shareholders’ equity	(11.0)%	(10.8)%
Common equity portfolio	$(133.0)	$(333.3)
% of portfolio	(38.0)%	(45.8)%
% of shareholders’ equity	(3.1)%	(7.9)%
Total portfolio	$(477.5)	$(539.8)
% of portfolio	(3.7)%	(4.2)%
% of shareholders’ equity	(11.1)%	(12.8)%

[1]

The VaR for our fixed-income and total portfolio were restated to correct for a calculation error in the data provided to us by our third-party vendor at December 31, 2008; all prior quarters for 2008 were properly stated.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

2009 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January	345,234	$14.60	51,813,161	48,186,839
February	1,468	13.66	51,814,629	48,185,371
March	—	—	51,814,629	48,185,371

Total	346,702	$14.60

In June 2007, the Board of Directors authorized the repurchase of up to 100 million common shares. This Board authorization will expire on June 30, 2009. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first quarter 2009, all repurchases were accomplished in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.

Item 4.	Submission of Matters to a Vote of Security Holders.

At Progressive’s April 24, 2009, Annual Meeting of Shareholders, 590,499,730 common shares were represented in person or by proxy.

At the meeting, shareholders elected the four directors named below. The votes cast with respect to each director were as follows:

Director	Term Expires	For	Against	Abstain
Roger N. Farah	2012	581,293,783	8,605,229	600,718
Stephen R. Hardis	2012	501,995,860	67,967,562	20,536,308
Norman S. Matthews	2012	576,191,177	13,113,674	1,194,879
Bradley T. Sheares, Ph.D.	2012	584,517,012	4,771,466	1,211,252

The following are the directors whose terms continued after the meeting:

Director	Term Expires
Peter B. Lewis	2010
Patrick H. Nettles, Ph.D.	2010
Glenn M. Renwick	2010
Donald B. Shackelford	2010
Charles A. Davis	2011
Bernadine P. Healy, M.D.	2011
Jeffrey D. Kelly	2011
Abby F. Kohnstamm	2011

Shareholders approved an amendment to our Code of Regulations to establish procedures for shareholders to make proposals for consideration at our Annual Meeting of Shareholders outside of SEC Rule 14a-8 (other than nominations for directors). This proposal received 515,087,798 affirmative votes and 74,997,164 negative votes. There were 414,768 abstentions and no broker non-votes with respect to this proposal.

Shareholders approved an amendment to our Code of Regulations to revise the existing procedures relating to shareholder nominations of directors. This proposal received 514,796,561 affirmative votes and 74,974,794 negative votes. There were 728,375 abstentions and no broker non-votes with respect to this proposal.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as Progressive’s independent registered public accounting firm for 2009. This proposal received 583,116,147 affirmative votes and 7,037,788 negative votes. There were 345,795 abstentions and no broker non-votes with respect to this proposal.

Item 5.	Other Information.

In March 2009, Progressive granted time-based restricted stock awards covering a total of 3,226,491 common shares to 731 management employees, including 12 executive officers, under Progressive’s 2003 Incentive Plan, as amended. These awards were based on a $12.00 closing price of our common shares, as reported on the New York Stock Exchange, on the date of grant. These awards had an aggregate dollar value of approximately $38.7 million. The time-based restricted stock awards are scheduled to vest in equal installments on January 1 of 2012, 2013, and 2014, respectively.

Consistent with our performance-based compensation philosophy, our executives and senior management are awarded restricted stock with a combination of vesting criteria based on time and achieved performance. In March 2009, we granted performance-based restricted stock awards covering a total of 744,603 common shares to 40 executives and senior managers pursuant to our 2003 Incentive Plan. These awards will vest in full only if the annualized growth of our personal and commercial auto businesses, measured in terms of direct premiums written, for the three-year period ending December 31, 2011 exceeds the comparable Industry’s growth rate over that period by two percentage points or more (determined using A.M. Best data and categorizations), and our combined ratio is 96 or lower for the preceding 12-month period. Partial vesting can occur on a ratable basis if our relative performance exceeds the market’s growth rate, but by an amount less than two percentage points. In the event that the growth goal is satisfied for the three-year period, but the profitability goal is not satisfied at that time, the award will remain open for vesting until January 31, 2014, in order to allow the opportunity to satisfy the profitability goal; the awards will expire and be forfeited if vesting does not occur before that date. Satisfaction of this goal of outperformance would result in an increase in our market share, which, together with the profitability goal, we believe will benefit all Progressive shareholders over time. At the date of grant, these performance-based restricted stock awards had an aggregate dollar value of approximately $8.9 million.

The following table discloses the restricted stock awards granted in March 2009 to each of the named executive officers and two other significant business leaders identified in Progressive’s 2009 Proxy Statement dated March 13, 2009:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Shares	Value[1]	Shares	Value[1]
Glenn M. Renwick President and Chief Executive Officer	312,501	$3,750,012	312,500	$3,750,000
Brian C. Domeck Vice President and Chief Financial Officer	34,836	418,032	39,584	475,008
Charles E. Jarrett Vice President, Secretary, and Chief Legal Officer	34,167	410,004	34,167	410,004
Susan Patricia Griffith Claims Group President	34,836	418,032	38,000	456,000
Raymond M. Voelker Chief Information Officer	30,417	365,004	33,459	401,508
John P. Sauerland Personal Lines Group President	34,836	418,032	38,000	456,000
William M. Cody Chief Investment Officer	31,668	380,016	34,834	418,008

[1]	Value is based on the market value at the date of grant of $12.00 per share, without discount for risk of forfeiture of the awards.

We also granted time-based restricted stock awards covering a total of 121,351 common shares to our non-employee directors in April 2009. These awards are scheduled to vest on April 23, 2010, and had an aggregate dollar value of approximately $1.9 million at the date of grant.

In addition, President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2009 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index on page 43.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: May 11, 2009	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(3)(ii)	3.1	Code of Regulations of The Progressive Corporation (as amended April 24, 2009)	Filed herewith

(10)	10.1	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

(10)	10.2	Form of Restricted Stock Award Agreement (2009 Performance-Based Award)	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Filed herewith