Form 10-Q
period 2009-06-30
PROGRESSIVE CORP/OH/
filed 2009-08-10
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 678,600,888 outstanding at July 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2009	2008	% Change	2009	2008	% Change
(millions - except per share amounts)

Revenues
Net premiums earned	$3,441.4	$3,411.2	1	$6,848.0	$6,801.2	1
Investment income	122.1	165.8	(26)	253.6	325.1	(22)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTI) losses:
Total OTI losses	(53.8)	—		(53.8)	—
Less: portion of OTI losses recognized in other comprehensive income	23.8	—		23.8	—

Net impairment losses recognized in earnings	(30.0)	—		(30.0)	—
Net realized gains (losses) on securities	45.9	(44.6)		(27.5)	(12.4)

Total net realized gains (losses) on securities	15.9	(44.6)	NM	(57.5)	(12.4)	364
Service revenues	4.1	4.2	(2)	7.6	8.6	(12)

Total revenues	3,583.5	3,536.6	1	7,051.7	7,122.5	(1)

Expenses
Losses and loss adjustment expenses	2,462.6	2,471.3	—	4,799.6	4,955.3	(3)
Policy acquisition costs	334.1	340.7	(2)	670.3	680.2	(1)
Other underwriting expenses	390.9	379.5	3	768.3	763.8	1
Investment expenses	2.6	2.9	(10)	5.2	4.4	18
Service expenses	4.7	5.4	(13)	9.3	10.5	(11)
Interest expense	34.7	34.3	1	68.4	68.6	—

Total expenses	3,229.6	3,234.1	—	6,321.1	6,482.8	(2)

Net Income
Income before income taxes	353.9	302.5	17	730.6	639.7	14
Provision for income taxes	103.8	87.0	19	248.0	184.8	34

Net income	$250.1	$215.5	16	$482.6	$454.9	6

Computation of Earnings Per Share
Basic:
Average shares outstanding	669.2	667.4	—	668.9	669.5	—

Per share	$.37	$.32	16	$.72	$.68	6

Diluted:
Average shares outstanding	669.2	667.4	—	668.9	669.5	—
Net effect of dilutive stock-based compensation	5.4	6.3	(14)	4.4	6.0	(27)

Total equivalent shares	674.6	673.7	—	673.3	675.5	—

Per share	$.37	$.32	16	$.72	$.67	6

Dividends declared per share[1]	$—	$—		$—	$—

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,		December 31, 2008
(millions)	2009	2008

Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,453.9, $9,406.2, and $10,295.3)	$10,935.3	$9,212.9	$9,946.7
Equity securities:
Nonredeemable preferred stocks (cost: $810.4, $2,741.8, and $1,131.3)	1,130.1	2,210.5	1,150.0
Common equities (cost: $292.4, $1,310.8, and $553.6)	408.7	2,039.4	727.8
Short-term investments (amortized cost: $1,137.2, $513.2, and $1,153.6)	1,137.2	513.2	1,153.6

Total investments	13,611.3	13,976.0	12,978.1
Cash	160.7	9.9	2.9
Accrued investment income	113.7	123.1	125.7
Premiums receivable, net of allowance for doubtful accounts of $103.5, $99.0, and $113.7	2,545.0	2,515.5	2,408.6
Reinsurance recoverables, including $40.9, $42.5, and $44.0 on paid losses	288.7	308.6	288.5
Prepaid reinsurance premiums	62.6	63.1	62.4
Deferred acquisition costs	436.3	446.2	414.0
Income taxes	727.6	291.2	821.6
Property and equipment, net of accumulated depreciation of $591.4, $636.0, and $653.6	989.9	1,002.7	997.1
Other assets	151.8	178.1	151.6

Total assets	$19,087.6	$18,914.4	$18,250.5

Liabilities and Shareholders’ Equity
Unearned premiums	$4,379.6	$4,403.6	$4,175.9
Loss and loss adjustment expense reserves	6,198.9	6,000.6	6,177.4
Accounts payable, accrued expenses, and other liabilities	1,407.7	1,530.0	1,506.4
Debt[1]	2,176.4	2,174.7	2,175.5

Total liabilities	14,162.6	14,108.9	14,035.2

Common Shares, $1.00 par value (authorized 900.0; issued 797.8, 797.9, and 797.9, including treasury shares of 117.8, 122.5, and 121.4)	680.0	675.4	676.5
Paid-in capital	914.2	863.6	892.9
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities	(30.9)	15.4	(76.8)
Portion of OTI losses recognized in other comprehensive income	(15.5)	—	—

Total net unrealized gains (losses) on securities	(46.4)	15.4	(76.8)
Net unrealized gains on forecasted transactions	23.9	26.3	24.9
Retained earnings	3,353.3	3,224.8	2,697.8

Total shareholders’ equity	4,925.0	4,805.5	4,215.3

Total liabilities and shareholders’ equity	$19,087.6	$18,914.4	$18,250.5

[1]	Consists of long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

Six months ended June 30,	2009		2008
(millions)

Retained Earnings
Balance, Beginning of year	$2,697.8		$2,927.7
Cumulative effect of change in accounting principle[1]	189.6		—

Balance, Beginning of year, as adjusted	2,887.4		2,927.7
Net income	482.6	$482.6	454.9	$454.9

Treasury shares purchased	(16.9)		(155.6)
Other, net[2]	.2		(2.2)

Balance, End of period	$3,353.3		$3,224.8

Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance, Beginning of year	$(51.9)		$492.8
Cumulative effect of change in accounting principle[1]	(189.6)		—

Balance, Beginning of year, as adjusted	(241.5)		492.8
Changes in:
Net unrealized gains (losses) on securities		235.5		(449.6)
Portion of OTI losses recognized in other comprehensive income (loss)		(15.5)		—

Total net unrealized gains (losses) on securities		220.0		(449.6)
Net unrealized gains on forecasted transactions		(1.0)		(1.5)

Other comprehensive income (loss)	219.0	219.0	(451.1)	(451.1)

Balance, End of period	$(22.5)		$41.7

Comprehensive Income		$701.6		$3.8

Common Shares, $1.00 Par Value
Balance, Beginning of year	$676.5		$680.2
Stock options exercised	1.2		2.3
Treasury shares purchased	(1.3)		(9.8)
Restricted stock issued, net of forfeitures	3.6		2.7

Balance, End of period	$680.0		$675.4

Paid-In Capital
Balance, Beginning of year	$892.9		$834.8
Stock options exercised	6.2		16.5
Tax benefits from exercise/vesting of stock-based compensation	.2		8.0
Treasury shares purchased	(1.8)		(12.1)
Restricted stock issued, net of forfeitures	(3.6)		(2.7)
Amortization of stock-based compensation	19.0		15.7
Other[2]	1.3		3.4

Balance, End of period	$914.2		$863.6

Total Shareholders’ Equity	$4,925.0		$4,805.5

[1]	Pursuant to FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” See Note 11 - New Accounting Standards for further discussion.
[2]	Primarily reflects activity associated with our deferred compensation and incentive plans.

There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.

There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30,	2009	2008
(millions)

Cash Flows From Operating Activities
Net income	$482.6	$454.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43.2	48.0
Amortization of fixed-income securities	118.3	126.2
Amortization of stock-based compensation	19.3	16.0
Net realized (gains) losses on securities	57.5	12.4
Net loss on disposition of property and equipment	1.5	1.0
Changes in:
Premiums receivable	(136.4)	(120.4)
Reinsurance recoverables	(.2)	26.5
Prepaid reinsurance premiums	(.2)	6.7
Deferred acquisition costs	(22.3)	(19.9)
Income taxes	(24.6)	56.9
Unearned premiums	203.7	193.2
Loss and loss adjustment expense reserves	21.5	57.9
Accounts payable, accrued expenses, and other liabilities	146.4	41.7
Other, net	17.8	38.6

Net cash provided by operating activities	928.1	939.7

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(6,119.8)	(2,663.5)
Equity securities	(25.8)	(546.6)
Short-term investments - auction rate securities	—	(479.5)
Sales:
Fixed maturities	4,850.5	2,188.7
Equity securities	456.3	278.6
Short-term investments - auction rate securities	—	479.5
Maturities, paydowns, calls, and other:
Fixed maturities	361.1	227.9
Equity securities	—	34.9
Net sales (purchases) of short-term investments - other	16.3	(130.5)
Net unsettled security transactions	(259.0)	(24.8)
Purchases of property and equipment	(38.3)	(51.3)
Sales of property and equipment	.8	—

Net cash used in investing activities	(757.9)	(686.6)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	7.4	18.8
Tax benefit from exercise/vesting of stock-based compensation	.2	8.0
Dividends paid to shareholders[1]	—	(98.3)
Acquisition of treasury shares	(20.0)	(177.5)

Net cash used in financing activities	(12.4)	(249.0)

Increase in cash	157.8	4.1
Cash, January 1	2.9	5.8

Cash, June 30	$160.7	$9.9

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

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

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the results expected for the full year.

Subsequent events have been evaluated through August 10, 2009, the date the financial statements were issued via filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Note 2 Investments — During the second quarter 2009, we adopted the new accounting guidance relating to the recognition and presentation of other-than-temporary impairments (see Note 11- New Accounting Standards for further information).

The following table presents the composition of our investment portfolio by major security type consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2009
Fixed maturities:
U.S. government obligations	$5,362.6	$9.3	$(144.6)	$—	$5,227.3	38.4%
State and local government obligations	2,383.7	56.1	(36.8)	—	2,403.0	17.7
Corporate debt securities	803.4	19.1	(25.8)	—	796.7	5.8
Residential mortgage-backed securities	561.7	.7	(121.8)	—	440.6	3.2
Commercial mortgage-backed securities	1,491.7	5.9	(111.6)	—	1,386.0	10.2
Other asset-backed securities	200.5	3.3	(3.0)	—	200.8	1.5
Redeemable preferred stocks	648.2	9.0	(179.3)	—	477.9	3.5
Other debt obligations	2.1	.9	—	—	3.0	—

Total fixed maturities	11,453.9	104.3	(622.9)	—	10,935.3	80.3
Equity securities:
Nonredeemable preferred stocks	810.4	334.2	(3.3)	(11.2)	1,130.1	8.3
Common equities	292.4	123.7	(7.4)	—	408.7	3.0
Short-term investments:
Other short-term investments	1,137.2	—	—	—	1,137.2	8.4

Total portfolio[2,3]	$13,693.9	$562.2	$(633.6)	$(11.2)	$13,611.3	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2008
Fixed maturities:
U.S. government obligations[4]	$1,636.9	$9.0	$(5.6)	$—	$1,640.3	11.7%
State and local government obligations	3,178.4	23.3	(38.8)	—	3,162.9	22.7
Foreign government obligations	30.0	.4	—	—	30.4	.2
Corporate debt securities	969.0	2.2	(28.9)	—	942.3	6.7
Residential mortgage-backed securities	853.9	3.8	(34.9)	—	822.8	5.9
Commercial mortgage-backed securities	1,856.2	12.5	(42.1)	—	1,826.6	13.1
Other asset-backed securities	167.1	.8	(2.0)	—	165.9	1.2
Redeemable preferred stocks	712.6	1.8	(95.7)	—	618.7	4.4
Other debt obligations	2.1	.9	—	—	3.0	—

Total fixed maturities	9,406.2	54.7	(248.0)	—	9,212.9	65.9
Equity securities:
Nonredeemable preferred stocks	2,741.8	3.4	(515.0)	(19.7)	2,210.5	15.8
Common equities	1,310.8	770.0	(41.4)	—	2,039.4	14.6
Short-term investments:
Other short-term investments	513.2	—	—	—	513.2	3.7

Total portfolio[2,3]	$13,972.0	$828.1	$(804.4)	$(19.7)	$13,976.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2008
Fixed maturities:
U.S. government obligations	$3,565.7	$129.0	$(1.1)	$—	$3,693.6	28.5%
State and local government obligations	3,041.4	53.1	(90.1)	—	3,004.4	23.1
Foreign government obligations	16.2	.2	—	—	16.4	.1
Corporate debt securities	692.1	1.6	(54.4)	—	639.3	4.9
Residential mortgage-backed securities	758.7	1.4	(137.1)	—	623.0	4.8
Commercial mortgage-backed securities	1,692.7	1.0	(243.7)	—	1,450.0	11.2
Other asset-backed securities	139.2	—	(10.1)	—	129.1	1.0
Redeemable preferred stocks	387.2	8.7	(8.0)	—	387.9	3.0
Other debt obligations	2.1	.9	—	—	3.0	—

Total fixed maturities	10,295.3	195.9	(544.5)	—	9,946.7	76.6
Equity securities:
Nonredeemable preferred stocks	1,131.3	73.5	(17.3)	(37.5)	1,150.0	8.9
Common equities	553.6	203.5	(29.3)	—	727.8	5.6
Short-term investments:
Other short-term investments	1,153.6	—	—	—	1,153.6	8.9

Total portfolio[2,3]	$13,133.8	$472.9	$(591.1)	$(37.5)	$12,978.1	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below) and on common equity options (see the Derivative Instruments section below for further discussion).
[2]

June 30, 2009 total excludes $4.8 million of unsettled security transactions offset in other assets. At June 30, 2008 and December 31, 2008, we had $52.2 million and $254.2 million, respectively, of unsettled security transactions offset in other liabilities.

[3]

June 30, 2009, June 30, 2008, and December 31, 2008 totals include $.9 billion, $1.7 billion, and $1.0 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

[4]

Balance at June 30, 2008 includes $49.6 million of collateral in the form of Treasury Notes delivered to a counterparty on a derivative position; the position was closed in the fourth quarter 2008. See the Derivative Instruments section below for further discussion.

Our fixed-maturity securities include debt securities and redeemable preferred stocks. At June 30, 2009, June 30, 2008, and December 31, 2008, the nonredeemable preferred stock portfolio included $17.3 million, $116.8 million, and $53.0 million, respectively, of hybrid securities (i.e., perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks). Common equities include common stocks and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds). Our other short-term investments include Eurodollar deposits, commercial paper, and other investments which are expected to mature within one year.

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

Other-than-Temporary Impairment (OTI) In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-than-Temporary Impairments.” The new accounting position provides guidance in determining whether impairments in debt securities are other-than-temporary and requires additional disclosures relating to OTI and unrealized losses on investments; the new standard did not change the impairment model for equity securities. Pursuant to the new standard, we analyze our debt securities to determine if we intend to sell, or if it is more likely than not that we will be required to sell, the security prior to recovery and, if so, we will write down the security to its current fair value with the entire amount of the write-down recorded to earnings. To the extent that it is more likely than not that we will hold the debt security until recovery (which could be maturity), we need to determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in earnings, with the balance (i.e., non-credit related impairment) recognized as part of our net unrealized gains (losses) in other comprehensive income.

In addition, the new guidance requires that, during the initial period of adoption, we record a cumulative effect of change in accounting principle to reclassify the non-credit component of a previously recognized OTI from retained earnings to other comprehensive income. Based on our review of OTI losses on securities held at March 31, 2009, we reclassified $189.6 million (or $291.8 million on a pretax basis) from retained earnings to accumulated other comprehensive income (loss).

Under the new accounting guidance, we are required to separate our OTI losses between those related to a credit loss and the portion that was a non-credit related impairment. The following table shows our OTI losses for the second quarter 2009 under this guidance:

(millions)	Total OTI	Credit Related and Other OTI (Income Statement)	Non-Credit Related (Balance Sheet)
Fixed maturities:
Residential mortgage-backed securities:
Bifurcated	$38.3	$14.5	$23.8
Non-bifurcated[1]	14.2	14.2	—

Total fixed maturities	52.5	28.7	23.8
Common stocks	1.3	1.3	NA

Total	$53.8	$30.0	$23.8

NA = Not Applicable

[1]	Represents securities where our total OTI was credit related; no unrealized losses are recorded as a component of accumulated other comprehensive income.

The following table provides a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTI loss was recognized in accumulated other comprehensive income:

(millions)	Corporate Debt	Residential Mortgage- Backed	Total
Beginning balance at April 1, 2009[1]	$6.5	$24.2	$30.7
Credit losses for which an OTI was previously recognized[2]	—	1.4	1.4
Credit losses for which an OTI was not previously recognized[2]	—	13.1	13.1

Ending balance at June 30, 2009	$6.5	$38.7	$45.2

[1]	Represents the credit loss taken on securities held and in an unrealized loss position as of the date the new accounting guidance was adopted.
[2]	Amounts reflect credit losses taken during the period on securities held and in an unrealized loss position at June 30, 2009.

At June 30, 2009, we did not intend to sell the fixed maturity securities on which a credit loss was recognized, and determined that it is more likely than not that we will not be required to sell the securities prior to the recovery (which could be maturity) of their respective cost bases.

In order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired during the second quarter 2009, we considered a number of factors and inputs related to the individual securities. During the second quarter 2009, all of the securities that comprise the $28.7 million in credit losses were within the residential mortgage-backed portfolio. The methodology and significant inputs used to measure the amount of credit losses in this portfolio included: current performance indicators on the underlying assets (i.e., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit losses, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current implied yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written-down to its net present value level.

Gross Unrealized Losses As of June 30, 2009, we had $626.2 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities and nonredeemable preferred stocks) and $7.4 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their new cost basis. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index as long as the portfolio and index correlation remain similar. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type by the length of time that individual securities have been in a continuous unrealized loss position:

	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
June 30, 2009
Fixed maturities:
U.S. government obligations	$4,683.3	$(144.6)	$4,683.3	$(144.6)	$—	$—
State and local government obligations	838.1	(36.8)	58.1	(.8)	780.0	(36.0)
Corporate debt securities	369.5	(25.8)	93.8	(3.1)	275.7	(22.7)
Residential mortgage-backed securities	404.6	(121.8)	8.5	(.3)	396.1	(121.5)
Commercial mortgage-backed securities	1,034.6	(111.6)	65.1	(3.7)	969.5	(107.9)
Other asset-backed securities	68.7	(3.0)	57.0	(.1)	11.7	(2.9)
Redeemable preferred stocks	447.0	(179.3)	39.8	(5.1)	407.2	(174.2)

Total fixed maturities	7,845.8	(622.9)	5,005.6	(157.7)	2,840.2	(465.2)
Equity securities:
Nonredeemable preferred stocks	112.2	(3.3)	—	—	112.2	(3.3)
Common equities	61.1	(7.4)	49.0	(5.6)	12.1	(1.8)

Total equity securities	173.3	(10.7)	49.0	(5.6)	124.3	(5.1)

Total portfolio	$8,019.1	$(633.6)	$5,054.6	$(163.3)	$2,964.5	$(470.3)

	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2008
Fixed maturities:
U.S. government obligations	$997.4	$(5.6)	$997.4	$(5.6)	$—	$—
State and local government obligations	1,511.5	(38.8)	1,209.2	(30.9)	302.3	(7.9)
Corporate debt securities	672.0	(28.9)	438.1	(10.7)	233.9	(18.2)
Residential mortgage-backed securities	675.5	(34.9)	541.3	(30.5)	134.2	(4.4)
Commercial mortgage-backed securities	1,275.5	(42.1)	886.3	(23.2)	389.2	(18.9)
Other asset-backed securities	32.5	(2.0)	3.9	(.1)	28.6	(1.9)
Redeemable preferred stocks	550.0	(95.7)	195.7	(7.1)	354.3	(88.6)

Total fixed maturities	5,714.4	(248.0)	4,271.9	(108.1)	1,442.5	(139.9)
Equity securities:
Nonredeemable preferred stocks	1,993.3	(515.0)	948.4	(161.5)	1,044.9	(353.5)
Common equities	287.8	(41.4)	285.3	(41.3)	2.5	(.1)

Total equity securities	2,281.1	(556.4)	1,233.7	(202.8)	1,047.4	(353.6)

Total portfolio	$7,995.5	$(804.4)	$5,505.6	$(310.9)	$2,489.9	$(493.5)

	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Fixed maturities:
U.S. government obligations	$232.5	$(1.1)	$232.5	$(1.1)	$—	$—
State and local government obligations	1,100.6	(90.1)	274.8	(17.9)	825.8	(72.2)
Corporate debt securities	493.1	(54.4)	278.3	(27.4)	214.8	(27.0)
Residential mortgage-backed securities	592.8	(137.1)	219.1	(41.4)	373.7	(95.7)
Commercial mortgage-backed securities	1,422.1	(243.7)	842.9	(116.7)	579.2	(127.0)
Other asset-backed securities	128.8	(10.1)	117.7	(7.4)	11.1	(2.7)
Redeemable preferred stocks	60.6	(8.0)	60.6	(8.0)	—	—

Total fixed maturities	4,030.5	(544.5)	2,025.9	(219.9)	2,004.6	(324.6)
Equity securities:
Nonredeemable preferred stocks	437.6	(17.3)	305.4	(13.2)	132.2	(4.1)
Common equities	123.2	(29.3)	110.5	(26.5)	12.7	(2.8)

Total equity securities	560.8	(46.6)	415.9	(39.7)	144.9	(6.9)

Total portfolio	$4,591.3	$(591.1)	$2,441.8	$(259.6)	$2,149.5	$(331.5)

[1]	Includes $291.8 million related to the cumulative effect of change in accounting principle (discussed above).

Included in gross unrealized losses at June 30, 2009, was $30.4 million related to securities for which a portion of the OTI loss was recorded in earnings as a credit loss ($6.6 million of corporate debt securities as part of the cumulative effect adjustment discussed above, and $23.8 million of residential mortgage-backed securities recorded in the second quarter 2009). The fair value and gross unrealized losses for these securities were comprised of the following:

	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Corporate debt securities	$19.9	$(6.6)	$19.9	$(6.6)	$—	$—
Residential mortgage-backed securities	53.4	(23.8)	—	—	53.4	(23.8)

Total fixed maturities	$73.3	$(30.4)	$19.9	$(6.6)	$53.4	$(23.8)

Trading Securities At June 30, 2009, June 30, 2008, and December 31, 2008, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2009 and 2008.

Derivative Instruments We have invested in the following derivative exposures at various times: interest rate swaps; asset-backed credit default swaps; U.S. corporate debt credit default swaps; and cash flow hedges. In addition, during 2009, we invested in equity options as an economic, forecasted forward sale.

For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would include any inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to their immaterial effect on our financial condition, cash flows, and results of operations.

The following table shows the status of our derivative instruments at June 30, 2009, June 30, 2008, and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008:

(millions)						Balance Sheet				Income Statement
	Notional Value						Fair Value			Net Realized Gains (Losses) on Securities
	June 30,			Dec. 31, 2008			June 30,		Dec. 31, 2008	Three months ended June 30,		Six months ended June 30,
Derivatives designated as:	2009		2008		Purpose	Classification	2009	2008		2009	2008	2009	2008
Hedging instruments
Foreign currency cash flow hedge	$8		$—	$8	Forecasted transaction	Accumulated other comprehensive income	$1.1	$—	$.2	$—	$—	$—	$—

Non-hedging instruments
Assets:
Interest rate swaps	—		1,275	1,800	Manage portfolio duration	Investments - fixed maturities	—	9.2	96.3	—	10.1	—	10.1

Equity options (32,190 contracts)[1]	(a	)	—	—	Manage price risk	Investments - common equities	4.2	—	—	—	—	—	—

Liabilities:
Interest rate swaps	668		—	—	Manage portfolio duration	Other liabilities	(9.8)	—	—	(8.8)	—	(8.8)	—

Corporate credit default swaps	32		—	25	Manage credit risk	Other liabilities	(.3)	—	(.5)	(1.1)	—	(.6)	—

Equity options (7,500 contracts)	(a	)	—	—	Manage price risk	Other liabilities	(.1)	—	—	.3	—	.4	—

Asset-backed credit default swaps	—		140	—	General portfolio investing	Other liabilities	—	(83.8)	—	—	(13.1)	—	(26.2)

Closed:
Interest rate swaps	3,518		1,550	NA	Manage portfolio duration	—	—	—	—	—	5.8	3.5	57.1

Equity options (137,500 contracts)	(a	)	—	NA	Manage price risk	—	—	—	—	(14.5)	—	(11.0)	—

Total	NA		NA	NA			$(4.9)	$(74.6)	$96.0	$(24.1)	$2.8	$(16.5)	$41.0

(a)	Each contract is equivalent to 100 shares of common stock of the issuer.

NA = Not Applicable

[1]	The realized gain (loss) for the three and six months ended June 30, 2009 is less than $.1 million.

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

INTEREST RATE SWAPS

During the periods ended June 30, 2009, June 30, 2008, and December 31, 2008, we invested in interest rate swap positions primarily to manage the fixed-income portfolio duration. As of June 30, 2009, we delivered $7.6 million in cash collateral to the counterparties on our open interest rate swap positions. As of December 31, 2008, we had received $79.6 million in cash collateral from the counterparties on our then open interest rate swap positions, which was invested in short-term securities. We did not have any outstanding cash collateral at June 30, 2008.

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended June 30, 2009 and December 31, 2008, we held a position on one corporate issuer within the financial services sector where we bought credit default protection in the form of credit default swaps for a 5-year time horizon. Additionally, during the second quarter 2009, we bought credit default protection in the form of credit default swaps for a 2-year time horizon on one corporate issuer within the industrial sector. We paid $.6 million in upfront cash when we entered the 2-year exposure position, which is offset against our current exposure. We hold this protection to reduce our exposure to additional valuation declines on our preferred stock due to potential credit impairment of the issuer. We held no corporate credit default swap positions during the first six months of 2008.

EQUITY OPTIONS

During the period ended June 30, 2009, we simultaneously sold and purchased a substantially equivalent amount of call and put options, respectively, on Citigroup common stock, one of our preferred stock holdings. The purpose of this transaction was to effect a forward sale of a portion of the common stock we expected to receive from Citigroup resulting from the planned conversion of our preferred stock into common stock pursuant to Citigroup’s intended exchange. This was achieved through matching the strike price and term of the option contracts and was meant to offset the downside price risk of the common stock during the time period pending the exchange. As of June 30, 2009, we delivered $5.4 million in the form of cash to a counterparty as collateral to cover potential assignments of outstanding call options.

ASSET-BACKED CREDIT DEFAULT SWAPS

We held no asset-backed credit default swap positions during the first six months of 2009. During the first six months of 2008, we held a position for which we sold credit protection in the form of a credit default swap comprised of a basket of 20 asset-backed bonds supported by sub-prime mortgage loans. We covered the credit default swap’s notional exposure by acquiring U.S. Treasury Notes of equal maturity and principal amount and reducing our overall exposure with any upfront cash received. During the fourth quarter 2008, we closed our entire asset-backed credit default swap position. As a result, we did not have any collateral deliveries related to this position outstanding at June 30, 2009 or December 31, 2008, compared to $49.6 million of delivered U.S. Treasury Notes collateral at June 30, 2008; we did not have any cash collateral outstanding at June 30, 2008.

Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the valuation technique, into a fair value hierarchy of three levels, as follows:

•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations and active exchange-traded equity securities).

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

During the second quarter 2009, we adopted the new fair value guidance (see Note 11 - New Accounting Standards for further information) that requires us to evaluate whether a market is distressed or inactive in determining the fair value for our portfolio. Based on this new guidance, we added to our review certain additional market level inputs to evaluate whether sufficient activity, volume, and new issuances existed to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The composition of the investment portfolio by major security type was:

	Fair Value				Cost
(millions)	Level 1	Level 2	Level 3	Total
June 30, 2009
Fixed maturities:
U.S. government obligations	$5,227.3	$—	$—	$5,227.3	$5,362.6
State and local government obligations	—	2,403.0	—	2,403.0	2,383.7
Corporate and other debt securities	—	772.3	27.4	799.7	805.5
Asset-backed securities:
Residential mortgage-backed	—	440.3	.3	440.6	561.7
Commercial mortgage-backed obligations	—	968.2	18.2	986.4	1,060.4
Commercial mortgage-backed obligations: interest only	—	394.8	4.8	399.6	431.3
Other asset-backed	—	181.0	19.8	200.8	200.5

Total asset-backed securities	—	1,984.3	43.1	2,027.4	2,253.9

Redeemable preferred stocks:
Financials	15.2	188.7	—	203.9	277.2
Utilities	—	56.9	—	56.9	70.9
Industrials	—	168.1	49.0	217.1	300.1

Total redeemable preferred stocks	15.2	413.7	49.0	477.9	648.2

Total fixed maturities	5,242.5	5,573.3	119.5	10,935.3	11,453.9

Equity securities:
Nonredeemable preferred stocks:
Agencies	2.0	—	—	2.0	.8
Financials	455.8	506.7	—	962.5	643.3
Utilities	—	53.4	—	53.4	50.8
Industrials	—	—	112.2	112.2	115.5

Total nonredeemable preferred stocks	457.8	560.1	112.2	1,130.1	810.4

Common equities:
Common stock	395.6	—	—	395.6	286.8
Other risk investments	—	—	13.1	13.1	5.6

Total common equities	395.6	—	13.1	408.7	292.4

	$6,095.9	$6,133.4	$244.8	12,474.1	12,556.7

Other short-term investments[1]				1,137.2	1,137.2

Total portfolio				$13,611.3	$13,693.9

Debt[2]				$1,859.0	$2,176.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2008
Fixed maturities:
U.S. government obligations	$1,640.3	$—	$—	$1,640.3	$1,636.9
State and local government obligations	—	3,162.9	—	3,162.9	3,178.4
Foreign government obligations	—	30.4	—	30.4	30.0
Corporate and other debt securities	—	915.3	30.0	945.3	971.1
Asset-backed securities:
Residential mortgage-backed	—	780.6	42.2	822.8	853.9
Commercial mortgage-backed obligations	—	1,161.3	40.7	1,202.0	1,209.6
Commercial mortgage-backed obligations: interest only	—	616.8	7.8	624.6	646.6
Other asset-backed	—	137.3	28.6	165.9	167.1

Total asset-backed securities	—	2,696.0	119.3	2,815.3	2,877.2

Redeemable preferred stocks:
Financials	18.7	238.3	—	257.0	320.5
Utilities	—	66.9	—	66.9	70.6
Industrials	—	294.8	—	294.8	321.5

Total redeemable preferred stocks	18.7	600.0	—	618.7	712.6

Total fixed maturities	1,659.0	7,404.6	149.3	9,212.9	9,406.2

Equity securities:
Nonredeemable preferred stocks:
Agencies	422.8	—	—	422.8	499.3
Financials	705.9	901.4	—	1,607.3	2,058.8
Utilities	—	65.9	—	65.9	68.2
Industrials	—	114.5	—	114.5	115.5

Total nonredeemable preferred stocks	1,128.7	1,081.8	—	2,210.5	2,741.8

Common equities:
Common stock	2,025.6	—	—	2,025.6	1,304.7
Other risk investments	—	—	13.8	13.8	6.1

Total common equities	2,025.6	—	13.8	2,039.4	1,310.8

	$4,813.3	$8,486.4	$163.1	13,462.8	13,458.8

Other short-term investments[1]				513.2	513.2

Total portfolio				$13,976.0	$13,972.0

Debt[2]				$2,052.6	$2,174.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2008
Fixed maturities:
U.S. government obligations	$3,693.6	$—	$—	$3,693.6	$3,565.7
State and local government obligations	—	3,004.4	—	3,004.4	3,041.4
Foreign government obligations	—	16.4	—	16.4	16.2
Corporate and other debt securities	—	615.1	27.2	642.3	694.2
Asset-backed securities:
Residential mortgage-backed	—	622.7	.3	623.0	758.7
Commercial mortgage-backed obligations	—	934.9	21.8	956.7	1,160.0
Commercial mortgage-backed obligations: interest only	—	488.7	4.6	493.3	532.7
Other asset-backed	—	118.1	11.0	129.1	139.2

Total asset-backed securities	—	2,164.4	37.7	2,202.1	2,590.6

Redeemable preferred stocks:
Financials	12.1	155.7	—	167.8	166.1
Utilities	—	37.0	—	37.0	37.0
Industrials	—	138.4	44.7	183.1	184.1

Total redeemable preferred stocks	12.1	331.1	44.7	387.9	387.2

Total fixed maturities	3,705.7	6,131.4	109.6	9,946.7	10,295.3

Equity securities:
Nonredeemable preferred stocks:
Agencies	—	1.0	—	1.0	1.0
Financials	477.2	505.9	—	983.1	960.3
Utilities	—	53.6	—	53.6	54.5
Industrials	—	—	112.3	112.3	115.5

Total nonredeemable preferred stocks	477.2	560.5	112.3	1,150.0	1,131.3

Common equities:
Common stock	714.3	—	—	714.3	547.8
Other risk investments	—	—	13.5	13.5	5.8

Total common equities	714.3	—	13.5	727.8	553.6

	$4,897.2	$6,691.9	$235.4	11,824.5	11,980.2

Other short-term investments[1]				1,153.6	1,153.6

Total portfolio				$12,978.1	$13,133.8

Debt[2]				$1,581.6	$2,175.5

[1]	These securities are not subject to fair value measurement since they mature within six months; therefore, we report these securities at cost, which approximates fair value.
[2]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets; therefore, it is not broken out by hierarchy level. Fair values are obtained from publicly quoted sources.

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

At June 30, 2009, vendor quoted prices represented approximately 94% of our Level 1 classifications, compared to 74% at December 31, 2008, and 58% at June 30, 2008. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The increase in Level 1 percentages for the periods reported above was the result of increasing our holdings in U.S. Treasury Notes as a result of our decision to reduce valuation volatility risk in the current environment. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. Almost 95% of our Level 2 classifications were vendor quoted at both June 30, 2009 and 2008, compared to almost 97% at December 31, 2008. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their processes due to the recent market events. During 2009 and 2008, we reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a source for market level valuations, despite being below historical averages.

At June 30, 2009 and 2008, broker quoted prices represented the remaining 5% of the Level 2 classification, compared to 3% at December 31, 2008. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar characteristic securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker quote for a security, when we feel it is necessary. In addition, from time to time, we will receive a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe this additional step helps to ensure that we are reporting the most representative price and validates our pricing methodology.

To the extent the inputs used by external pricers are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2009 and 2008, as well as December 31, 2008, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (1) private placement deals, (2) thinly held and/or traded securities, or (3) lower rated non-investment-grade securities, where little liquidity exists. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At June 30, 2009 and December 31, 2008, our nonredeemable preferred stocks listed as Level 3 represented three issues of a single issuer for which, based on illiquidity in the general preferred stock market and the lack of recent trading activity on these specific issues, we concluded the valuation warranted this lower classification. There were no preferred stocks listed as Level 3 at June 30, 2008. Lastly, at June 30, 2009 and 2008, as well as December 31, 2008, one private common equity security with an aggregate value of $10.2 million was priced internally.

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

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months and six months ended June 30, 2009:

	Level 3 Fair Value
	Six months ended June 30, 2009
		Calls/
	Fair value at	Maturities/		Change in	Transfers	Fair value at
(millions)	December 31, 2008	Paydowns	Purchases	Valuation	in (out)[1]	June 30, 2009
Fixed maturities:
Corporate debt securities	$27.2	$—	$—	$.2	$—	$27.4
Asset-backed securities
Residential mortgage-backed	.3	—	—	—	—	.3
Commercial mortgage-backed	21.8	(.1)	—	(2.0)	(1.5)	18.2
Commercial mortgage-backed: interest-only	4.6	(.5)	—	.7	—	4.8
Other asset-backed	11.0	(1.6)	11.0	(0.6)	—	19.8

Total asset-backed securities	37.7	(2.2)	11.0	(1.9)	(1.5)	43.1

Redeemable preferred stocks
Industrials	44.7	—	—	4.3	—	49.0

Total redeemable preferred stocks	44.7	—	—	4.3	—	49.0

Total fixed maturities	109.6	(2.2)	11.0	2.6	(1.5)	119.5
Nonredeemable preferred stocks
Industrials	112.3	—	—	(.1)	—	112.2

Total nonredeemable preferred stocks	112.3	—	—	(.1)	—	112.2

Common equities
Other risk investments	13.5	(.1)	—	(.3)	—	13.1

Total common equities	13.5	(.1)	—	(.3)	—	13.1

Total level 3 securities	$235.4	$(2.3)	$11.0	$2.2	$(1.5)	$244.8

	Level 3 Fair Value
	Three months ended June 30, 2009
		Calls/
	Fair value at	Maturities/		Change in	Transfers	Fair value at
(millions)	March 31, 2009	Paydowns	Purchases	Valuation	in (out)[1]	June 30, 2009
Fixed maturities:
Corporate debt securities	$25.5	$—	$—	$1.9	$—	$27.4
Asset-backed securities
Residential mortgage-backed	.3	—	—	—	—	.3
Commercial mortgage-backed	18.1	—	—	.1	—	18.2
Commercial mortgage-backed: interest-only	4.2	(.3)	—	.9	—	4.8
Other asset-backed	9.2	(.7)	11.0	.3	—	19.8

Total asset-backed securities	31.8	(1.0)	11.0	1.3	—	43.1

Redeemable preferred stocks
Industrials	42.9	—	—	6.1	—	49.0

Total redeemable preferred stocks	42.9	—	—	6.1	—	49.0

Total fixed maturities	100.2	(1.0)	11.0	9.3	—	119.5
Nonredeemable preferred stocks
Industrials	112.2	—	—	—	—	112.2

Total nonredeemable preferred stocks	112.2	—	—	—	—	112.2

Common equities
Other risk investments	13.5	(.1)	—	(.3)	—	13.1

Total common equities	13.5	(.1)	—	(.3)	—	13.1

Total level 3 securities	$225.9	$(1.1)	$11.0	$9.0	$—	$244.8

[1]	Represents movement between the fair value hierarchy levels during 2009, reflecting changes in the inputs used to measure fair value during the period.

There were no sales, or realized gains (losses) associated with the Level 3 securities during the three months and six months ended June 30, 2009.

Note 4 Debt — Debt consisted of:

	June 30, 2009		June 30, 2008		December 31, 2008
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
6.375% Senior Notes due 2012	$349.0	$351.8	$348.7	$362.2	$348.9	$355.3
7% Notes due 2013	149.4	161.2	149.3	159.1	149.3	154.3
6 5/8% Senior Notes due 2029	294.7	279.3	294.5	293.6	294.6	272.0
6.25% Senior Notes due 2032	394.1	361.7	394.0	377.0	394.0	350.0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	989.2	705.0	988.2	860.7	988.7	450.0

Total	$2,176.4	$1,859.0	$2,174.7	$2,052.6	$2,175.5	$1,581.6

On December 31, 2008, we entered into a 364-Day Secured Liquidity Credit Facility Agreement with National City Bank (NCB). Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to NCB’s discretion. In conjunction with this agreement, we deposited $125 million into an FDIC-insured deposit account at NCB in January 2009 to provide us with additional cash availability in the event of a disruption to our cash management operations. Our access to these funds is unrestricted. However, if we withdraw funds from this account for any reason other than in connection with such a disruption in our cash management operations, the availability of borrowings under the NCB credit facility will be reduced on a dollar-for-dollar basis until such time as we replenish the funds to the deposit account. The credit facility will expire on December 31, 2009, unless earlier terminated according to its terms. We had no borrowings under this arrangement in 2008 or through the first six months of 2009.

Note 5 Income Taxes — At June 30, 2009, our current estimate of the valuation allowance on our deferred tax asset was $18.0 million, which reflects our potential inability to realize the full amount of the deferred tax asset related to our unrealized losses on securities that were either determined to be fundamentally impaired or that we may not hold until recovery. During the second quarter 2009, we reversed $17.0 million of the valuation allowance that was originally established in the first quarter 2009 ($8.0 million was previously reported as a component of “net unrealized gains (losses) on securities” and $9.0 million was included in our “provision for income taxes”), reflecting the improved market conditions during the period. At December 31, 2008, management believed that it was more likely than not that the deferred tax asset would be realized and that we would be able to fully use the deductions that are ultimately recognized for tax purposes. We will continue to evaluate our deferred tax assets to determine if any changes to the valuation allowance are necessary.

The effective tax rate for the six months ended June 30, 2009 was 34%, compared with 29% for the same period last year, primarily reflecting the $18.0 million valuation allowance discussed above.

There have been no material changes in our uncertain tax positions during the quarter ended June 30, 2009.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits, including $125 million on deposit with National City Bank (see Note 4 – Debt for additional discussion). We paid income taxes of $271.0 million and $118.0 million during the six months ended June 30, 2009 and 2008, respectively. Total interest paid was $72.3 million for both the six months ended June 30, 2009 and 2008, respectively. Non-cash activity includes changes in net unrealized gains (losses) on investment securities.

Note 7 Segment Information — Our Personal Lines segment writes insurance for private passenger automobiles and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the specialty truck and business auto markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing a small amount of run-off business. Our service businesses include providing insurance-related services, primarily policy issuance and claims adjusting services, for Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,826.5	$127.0	$1,848.0	$93.5	$3,643.8	$309.8	$3,694.0	$208.0
Direct	1,205.6	86.0	1,113.1	92.0	2,376.7	184.7	2,207.1	133.9

Total Personal Lines[1]	3,032.1	213.0	2,961.1	185.5	6,020.5	494.5	5,901.1	341.9
Commercial Auto	403.3	38.7	445.3	33.9	815.6	112.5	890.0	59.8
Other indemnity	6.0	2.1	4.8	.3	11.9	2.8	10.1	.2

Total underwriting operations	3,441.4	253.8	3,411.2	219.7	6,848.0	609.8	6,801.2	401.9
Service businesses	4.1	(.6)	4.2	(1.2)	7.6	(1.7)	8.6	(1.9)
Investments[2]	138.0	135.4	121.2	118.3	196.1	190.9	312.7	308.3
Interest expense	—	(34.7)	—	(34.3)	—	(68.4)	—	(68.6)

Consolidated total	$3,583.5	$353.9	$3,536.6	$302.5	$7,051.7	$730.6	$7,122.5	$639.7

[1]

Private passenger automobile insurance accounted for 90% of the total Personal Lines segment net premiums earned in all periods; insurance for recreational vehicles (special lines products) accounted for the balance of the Personal Lines net premiums earned.

[2]	Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from insurance operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	7.0%	93.0	5.1%	94.9	8.5%	91.5	5.6%	94.4
Direct	7.1	92.9	8.3	91.7	7.8	92.2	6.1	93.9
Total Personal Lines	7.0	93.0	6.3	93.7	8.2	91.8	5.8	94.2
Commercial Auto	9.6	90.4	7.6	92.4	13.8	86.2	6.7	93.3
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.4	92.6	6.4	93.6	8.9	91.1	5.9	94.1

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income — Total comprehensive income was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Net income	$250.1	$215.5	$482.6	$454.9
After-tax changes in (excluding cumulative effect adjustment):
Net unrealized gains (losses) on securities	386.5	120.3	235.5	(449.6)
Portion of OTI losses recognized in other comprehensive income	(15.5)	—	(15.5)	—

Total net unrealized gains (losses) on securities	371.0	(120.3)	220.0	(449.6)
Net unrealized gains on forecasted transactions	(.2)	(.8)	(1.0)	(1.5)

Comprehensive income	$620.9	$94.4	$701.6	$3.8

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This dividend program is consistent with the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Through the second quarter 2009, the Gainshare factor was .71. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor of any interim period.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or our after-tax comprehensive income (see Note 8 - Comprehensive Income above) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and subject to the above limitations, the Board is expected to declare the 2009 annual dividend in December 2009 with a record date in January 2010 and payment shortly thereafter.

In January 2008, Progressive paid $98.3 million, or $.145 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy. However, no dividend was declared for 2008, since we generated a comprehensive loss for the year. For the six months ended June 30, 2009, our after-tax comprehensive income was $701.6 million, which is higher than the $396.4 million of after-tax underwriting income for the same period.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies issued by our subsidiaries in the ordinary course of their businesses. All legal actions relating to such insurance claims are considered by us in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as defendants in various class action or individual lawsuits arising out of the operations of our insurance subsidiaries. These cases include those alleging damages as a result of our use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act; practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist (UM/UIM) coverage, and bodily injury benefits; rating practices at policy renewal; the utilization, content, or appearance of UM/UIM rejection forms; the practice of taking betterment on boat repairs; labor rates paid to auto body repair shops; and cases challenging other aspects of our claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

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

Note 11 New Accounting Standards — For the second quarter 2009, we adopted the three FASB Staff Positions (FSPs) finalized in April 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. In addition, the FSP re-emphasized that fair value continues to be the exit price in an orderly market. The adoption of this FSP did not have an impact on our financial condition or results of operations, but will increase our quarterly and annual disclosures.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value of its financial instruments in its interim reports. Since we have always disclosed the fair value of financial instruments in our quarterly reports, the adoption of this FSP had no impact on us.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance in determining whether impairments in debt securities are other-than-temporary and requires additional disclosures relating to other-than-temporary impairments (OTI) and unrealized losses on investments in both quarterly and annual reports. Upon adoption of this FSP, we recorded a cumulative effect of change in accounting principle that resulted in a reclassification from retained earnings to accumulated other comprehensive income (loss) of $189.6 million (or $291.8 million on a pretax basis) for the non-credit portion of the OTI losses previously recognized in retained earnings, as of April 1, 2009. This reclassification had no effect on total shareholders’ equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

In the second quarter 2009, we achieved growth in both premiums and policies in force, and reported net income of $250.1 million, or $.37 per share, compared to $215.5 million, or $.32 per share, for the same period last year. During the quarter, The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 7.4%, or $253.8 million on a pretax basis. Our investment operations experienced pretax net investment income of $135.4 million, after $30.0 million of write-downs of securities determined to be other-than-temporarily impaired. These write-downs primarily related to the decline in value due to credit losses on certain of our structured debt securities.

A. Operations

During the second quarter 2009, we realized a year-over-year increase of 1% in net premiums written, led by solid increases in our Direct auto business and despite the continued decline in our Commercial Auto business. Net premiums earned were also up 1% for the quarter, compared to last year. Companywide policies in force increased 3% over the second quarter last year. Policies in force grew 12% in our Direct auto business and 4% in our special lines products. On the other hand, our Agency auto and Commercial Auto businesses experienced decreases in policies in force of 1% and 5%, respectively.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a quarter-over-prior-year-quarter basis, companywide new business applications were flat, while renewal applications increased 4%. Our Direct auto business experienced double-digit increases in both new and renewal applications, compared to the second quarter last year. The new business acquisition in our Agency auto business was up slightly for the quarter, while renewal business was down slightly. Our Commercial Auto business continues to be a challenge, as it is still being adversely affected by the downturn in the economy, primarily in the housing and construction sectors.

We have several initiatives underway aimed at providing consumers with distinctive new auto insurance options, including Name Your Price® (a program that provides Direct Internet consumers the opportunity to submit the price they would like to pay for auto insurance), a new product in our Agency auto business which is designed to help improve competitiveness through further price segmentation, and the expansion of MyRatesm (our usage-based insurance product).

On a quarter-over-prior-year-quarter basis, for the second quarter 2009, our total auto written premium per policy decreased 1.5% despite a slight increase in filed rates, reflecting shifts in the mix of business. We have seen average written premium per policy remain relatively flat for our Agency auto and special lines products, while premiums per policy are down in both Direct auto and Commercial Auto. We continue to evaluate future rate needs and intend to react quickly as we recognize changing trends.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. The policy life expectancy for our Agency and Direct auto businesses has been on a continuing upward trend over the past few quarters and are now about 4% and 7%, respectively, higher than at the end of the second quarter last year. Our special lines products retention was down 1%, while Commercial Auto’s retention was down about 2%, compared to the same period last year.

Our 7.4% companywide underwriting profit margin for the second quarter 2009 exceeded our target of 4% and was a 1.0 point improvement over the second quarter last year. All businesses performed better than their profitability targets. As we entered the warmer weather months, our special lines products experienced higher losses than in the first quarter 2009. During the second quarter 2009, we experienced 1.0 point of unfavorable prior accident year development, compared to 0.2 points in the second quarter last year. The 2009 development was primarily in our personal auto business. During the second quarter 2009, as compared to the second quarter last year, our personal auto paid severity decreased about 1%. Our incurred accident frequency on a calendar year basis increased approximately 4% on a quarter-over-prior-year-quarter basis, primarily reflecting increases in our bodily injury and personal injury protection coverages; on a year-to-date basis, our frequency was relatively unchanged from last year.

B. Investments and Capital Management

The fair value of our investment portfolio was $13.6 billion at June 30, 2009. At the end of the second quarter 2009, our asset allocation strategy was to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities) with the balance (75%-100%) of our portfolio in Group II securities (i.e., all other fixed-income securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, corporate debt, and short-term investments). At June 30, 2009, our portfolio was allocated 17% to Group I and 83% to Group II.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of +5.5% for the second quarter 2009, with both common stocks (+16.6%) and fixed-income securities (+5.2%) contributing to the total. At June 30, 2009, the fixed-income portfolio duration was 2.7 years with a weighted average credit quality of AA.

For the second quarter 2009, we adopted the three FASB Staff Positions (FSPs) finalized in April 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly,” provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. In addition, the FSP re-emphasized that fair value continues to be the exit price in an orderly market. The adoption of this FSP did not have an impact on our portfolio valuation, financial condition or results of operations, but will increase our quarterly and annual disclosures to show greater detail of our financial instruments (see Note 3 - Fair Value).

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires companies to disclose the fair value of its financial instruments in its interim reports. Since we have always disclosed the fair value of financial instruments in our quarterly reports, the adoption of this FSP had no impact on us.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance in determining whether impairments in debt securities are other-than-temporary and requires additional disclosures relating to other-than-temporary impairments (OTI) and unrealized losses on investments in both quarterly and annual reports. Upon adoption of this FSP, we recorded a cumulative effect of change in accounting principle that resulted in a reclassification from retained earnings to accumulated other comprehensive income (loss) of $189.6 million (or $291.8 million on a pretax basis) for the non-credit portion of the OTI losses previously recognized in retained earnings, as of April 1, 2009. This reclassification had no effect on total shareholders’ equity.

During the second quarter 2009, in accordance with FSP FAS 115-2 and FAS 124-2, we recorded $30.0 million of other-than-temporary impairment losses on our investment portfolio. The write-downs were primarily in our structured debt portfolio and reflected the portion of the impairment loss that was attributable to credit-related factors. The balance of the decline in fair value (i.e., the non-credit portion of the impairment loss) was reflected in accumulated other comprehensive income (loss).

As a result of the improved market conditions during the second quarter 2009, we revised our estimate of the valuation allowance on our deferred tax asset to $18.0 million by reversing $8.0 million out of “net unrealized gains (losses) on securities” and $9.0 million from our “provision for income taxes.” Our current valuation allowance reflects our potential inability to realize the full amount of the deferred tax asset related to our unrealized losses on securities that were either determined to be fundamentally impaired or that we may not hold until recovery.

Our overall capital position (debt and equity) increased $622.2 million during the quarter to $7.1 billion at June 30, 2009. The increase reflects our strong underwriting and investment results due to improved market conditions during the second quarter 2009. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2009 and 2008, operations generated a positive cash flow of $928.1 million and $939.7 million, respectively. During the second quarter 2009, we repurchased just over 1.0 million of our common shares at a total cost of $15.0 million (average cost of $14.83 per share). Year-to-date, we have repurchased 1.3 million common shares at a total cost of $20.0 million (average cost of $14.77 per share).

In June 2009, our Board of Directors approved a new authorization for the Company to repurchase up to 50 million of our common shares, beginning on July 1, 2009. This authorization replaced a 2007 Board authorization that expired on June 30, 2009. There is no expiration date for this new authorization. From time to time, we may also elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such purposes; we did not make any such debt repurchases during the second quarter 2009.

We also have the ability to borrow up to $125 million under a 364-Day Secured Liquidity Credit Facility with National City Bank (NCB). We entered into this agreement at the end of 2008 to provide liquidity in the event of a disruption in our cash management operations that could affect our ability to transfer or receive funds. We did not borrow under this agreement in the first six months of 2009. In addition, we deposited $125 million into an FDIC-insured deposit account at NCB during the first quarter 2009 to provide us with additional cash availability in the event of such a disruption to our cash management operations.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, and expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded.

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

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at the holding company.

At all times during 2008 and the first six months of 2009, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At June 30, 2009, we held total capital, debt plus equity, of $7.1 billion at book value.

The speed by which the market valuations of the assets held in our portfolio changed, and may continue to change, has our full attention and is a basis for our ongoing review of portfolio risk. To help manage these risks and preserve our capital base, as of June 30, 2009, we held approximately $6.4 billion in short-term investments and U.S. Treasury securities.

B. Commitments and Contingencies

During the first six months of 2009, we completed construction of one new service center to provide concierge level claims service; this project was funded through operating cash flows and replaced a previously leased location. We currently have a total of 54 such centers that are located in 41 metropolitan areas across the United States and serve as our primary approach to damage assessment and coordination of vehicle repairs at authorized auto repair facilities in these markets.

There is currently no significant construction under way.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, open investment funding commitments, and operating leases and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2008. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

During the second quarter 2009, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	2009	2008	% Change	2009	2008	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,887.7	$1,908.3	(1)	$3,734.5	$3,777.1	(1)
Direct	1,217.7	1,118.3	9	2,482.7	2,278.3	9

Total Personal Lines	3,105.4	3,026.6	3	6,217.2	6,055.4	3
Commercial Auto	417.2	479.4	(13)	823.4	936.6	(12)
Other indemnity	6.0	4.7	28	10.9	9.1	20

Total underwriting operations	$3,528.6	$3,510.7	1	$7,051.5	$7,001.1	1

NET PREMIUMS EARNED
Personal Lines
Agency	$1,826.5	$1,848.0	(1)	$3,643.8	$3,694.0	(1)
Direct	1,205.6	1,113.1	8	2,376.7	2,207.1	8

Total Personal Lines	3,032.1	2,961.1	2	6,020.5	5,901.1	2
Commercial Auto	403.3	445.3	(9)	815.6	890.0	(8)
Other indemnity	6.0	4.8	25	11.9	10.1	18

Total underwriting operations	$3,441.4	$3,411.2	1	$6,848.0	$6,801.2	1

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

Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2009	2008	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,345.9	4,411.2	(1)
Direct auto	3,040.9	2,716.7	12

Total auto	7,386.8	7,127.9	4
Special lines[1]	3,470.8	3,328.7	4

Total Personal Lines	10,857.6	10,456.6	4

Commercial Auto	531.3	556.8	(5)

[1]	Includes insurance for motorcycles, recreational vehicles (RV), mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review growth in new policies, rate levels, and the retention characteristics of our books of business. During the second quarter and year-to-date period, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year
	Quarter		Year-to-date
	2009	2008	2009	2008
Personal Lines:
New applications	—%	(5)%	2%	(6)%
Renewal applications	4%	5%	4%	4%
Commercial Auto:
New applications	(15)%	(6)%	(15)%	(4)%
Renewal applications	—%	6%	2%	4%

During the second quarter 2009, new applications for our Personal Lines business remained relatively flat, compared to the second quarter last year, with growth in our personal auto business applications being offset by significant declines in our special lines products; on a year-to-date basis, total Personal Lines new applications increased slightly. Our Direct auto business continued to see double-digit increases in new applications, while Agency auto experienced a small increase in the second quarter, while still down slightly on a year-to-date basis. The significant decline in year-over-year motorcycle and scooter sales, reflecting lower gas prices in 2009 as compared to 2008, contributed to the large decrease in our new applications in our special lines products.

We have several initiatives underway aimed at providing consumers with distinctive new auto insurance options. During 2008, we introduced a program called Name Your Price® that allows Direct Internet consumers to submit a price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. As of the end of the second quarter 2009, Name Your Price is available in 30 states, including six states that rolled-out during the second quarter. We plan to expand this program to the rest of the country during the remainder of 2009 and first quarter 2010.

We also continued the rollout of a new product model in our Agency auto business to nine additional states during the second quarter 2009, bringing the total number of states to 27 at quarter end. This product model is designed to help improve competitiveness through further price segmentation; we plan to increase the number of states offering this product to about 35 by year end. Even as we continue this rollout, we have already begun shifting our focus to an even newer product model, which further refines our segmentation and integrates the best of the Agency and Direct auto products; this latest product model has been elevated in one state.

In addition, during the second quarter 2009, we expanded MyRatesm, our usage-based insurance product into six additional states. This product is now available to auto customers in a total of 15 states, which includes 7 states that offer the product in both our Direct and Agency channels, 5 states that offer to Direct customers only, and 3 states that offer to Agency customers only. During the remainder of 2009, we plan to continue expansion of MyRate into additional states depending on regulatory approval and business results.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage, where we “bundle” our auto product with homeowners insurance provided by an unaffiliated insurance carrier, is becoming an integral part of our consumer offerings. During the second half of 2009, we expect to add two additional homeowner carriers to continue to promote this program. In addition, we are focused on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda since they tend to stay with us longer and have better loss experience.

During both the second quarter and first six months of 2009, total personal auto written premium per policy decreased about 1%, despite a slight increase in rates in 2009, primarily reflecting shifts in the mix of business. On a year-over-year basis for both the three and six month periods ended June 30, 2009, our Agency auto business experienced a 2% increase in premium per policy on new business and was relatively flat on renewal business, while our Direct auto premium per policy was down about 8% on new business and about 3% on renewals. The decrease in our Direct auto premium per policy primarily reflects mix shifts (e.g., age of drivers, existence of prior insurance, and driving records). We believe our pricing levels are aligned with our profitability targets, but we remain ready to react quickly, and as often as necessary, should trends change.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Our policy life expectancy measures for our Agency and Direct private passenger auto products are now higher than the same measures a year ago by approximately 4% and 7%, respectively. Our policy life expectancy in our Commercial Auto business was down 2%, compared to the end of the second quarter 2008. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our current customers.

B. Profitability

Profitability in our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the respective periods our underwriting profitability measures were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
(millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$127.0	7.0%	$93.5	5.1%	$309.8	8.5%	$208.0	5.6%
Direct	86.0	7.1	92.0	8.3	184.7	7.8	133.9	6.1

Total Personal Lines	213.0	7.0	185.5	6.3	494.5	8.2	341.9	5.8
Commercial Auto	38.7	9.6	33.9	7.6	112.5	13.8	59.8	6.7
Other indemnity[1]	2.1	NM	.3	NM	2.8	NM	.2	NM

Total underwriting operations	$253.8	7.4%	$219.7	6.4%	$609.8	8.9%	$401.9	5.9%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, our strong underwriting profitability for both the second quarter and first six months of 2009 primarily reflects modest severity trends, favorable frequency levels, and lower catastrophic losses incurred in 2009.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business and other indemnity businesses, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Underwriting Performance[1]	2009	2008	Change		2009	2008	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	71.8	73.5	(1.7	) pts.	70.4	73.0	(2.6	) pts.
Underwriting expense ratio	21.2	21.4	(.2	) pts.	21.1	21.4	(.3	) pts.

Combined ratio	93.0	94.9	(1.9	) pts.	91.5	94.4	(2.9	) pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	72.1	71.5	.6	pts.	71.5	73.1	(1.6	) pts.
Underwriting expense ratio	20.8	20.2	.6	pts.	20.7	20.8	(.1	) pts.

Combined ratio	92.9	91.7	1.2	pts.	92.2	93.9	(1.7	) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	72.0	72.7	(.7	) pts.	70.9	73.0	(2.1	) pts.
Underwriting expense ratio	21.0	21.0	—	pts.	20.9	21.2	(.3	) pts.

Combined ratio	93.0	93.7	(.7	) pts.	91.8	94.2	(2.4	) pts.

Commercial Auto
Loss & loss adjustment expense ratio	69.3	70.8	(1.5	) pts.	65.0	72.0	(7.0	) pts.
Underwriting expense ratio	21.1	21.6	(.5	) pts.	21.2	21.3	(.1	) pts.

Combined ratio	90.4	92.4	(2.0	) pts.	86.2	93.3	(7.1	) pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	71.5	72.5	(1.0	) pts.	70.1	72.9	(2.8	) pts.
Underwriting expense ratio	21.1	21.1	—	pts.	21.0	21.2	(.2	) pts.

Combined ratio	92.6	93.6	(1.0	) pts.	91.1	94.1	(3.0	) pts.

Accident year loss & loss adjustment expense ratio[3]	70.5	72.3	(1.8	) pts.	69.9	72.3	(2.4	) pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit of $2.1 million and $.3 million for the three months ended June 30, 2009 and 2008, respectively, and $2.8 million and $.2 million for the six months ended June 30, 2009 and 2008, respectively.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2009	2008	2009	2008
Change in net loss and LAE reserves	$117.6	$61.8	$18.2	$79.3
Paid losses and LAE	2,345.0	2,409.5	4,781.4	4,876.0

Total incurred losses and LAE	$2,462.6	$2,471.3	$4,799.6	$4,955.3

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs for risks that cannot obtain insurance in the voluntary market. Claims costs are a function of loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our reserves would differ if the underlying assumptions were changed.

On a year-over-year basis, our loss and loss adjustment expense ratios decreased during both the second quarter and the first six months of 2009, partially reflecting fewer and less severe catastrophe losses in 2009. In addition, we are seeing lower overall frequency and severity for our specialty truck Commercial Auto businesses. The following table shows the catastrophe losses incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(millions)	2009		2008		2009		2008
Catastrophe losses incurred	$39.0		$56.3		$52.7		$69.3

Increase to combined ratio	1.1	pts.	1.7	pts.	.8	pts.	1.0	pts.

Total personal auto paid severity (i.e., average cost per claim) decreased about 1% on a quarter-over-prior-year-quarter basis driven by decreases in each of the property coverages, partially offset by an increase in severity for our personal injury protection (PIP) coverage (+5%). On an incurred basis (i.e., paid plus change in reserves), we saw an increase in severity for our bodily injury coverage due to changes in costs related to the higher limit business. It is difficult to estimate future severity, especially for injury claims, but we continue to monitor changes in the underlying costs, such as medical costs, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary relative to the change in our mix of business by policy limits.

Our incurred auto accident frequency on a calendar-year basis increased approximately 4% on a quarter-over-prior-year-quarter basis, primarily reflecting the lower frequency incurred in 2008 when gas prices were significantly higher. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(millions)	2009		2008		2009		2008
ACTUARIAL ADJUSTMENTS
Favorable/(Unfavorable)
Prior accident years	$(7.0)		$(25.5)		$(9.0)		$(33.6)
Current accident year	(6.7)		5.5		(16.9)		5.4

Calendar year actuarial adjustment	$(13.7)		$(20.0)		$(25.9)		$(28.2)

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$(7.0)		$(25.5)		$(9.0)		$(33.6)
All other development	(28.0)		19.7		(4.1)		(4.8)

Total development	$(35.0)		$(5.8)		$(13.1)		$(38.4)

(Increase) decrease to calendar year combined ratio	(1.0	) pts.	(.2	) pts.	(.2	) pts.	(.6	) pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. “All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.

As reflected in the table above, we experienced unfavorable development in both the second quarter and first six months of both 2009 and 2008. The 2009 year-to-date prior year reserve development was unfavorable for accident years 2008 and 2007 by $14 million and $32 million, respectively, with accident years 2006 and prior being favorable.

The unfavorable total prior year loss reserve development we experienced in the three- and six-month periods ended June 30, 2009, increased the reported combined ratio by 1.0 point and 0.2 points, respectively, and was mostly attributable to unfavorable development in our Personal Lines business, primarily our Agency channel. The year-to-date 2009 total Personal Lines unfavorable development was partially offset by favorable development in our Commercial Auto business.

Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior year accident development. These changes in estimate are the result of what we are observing in the underlying data as it develops. The unfavorable development we experienced in our total Personal Lines business in the first six months of 2009 was almost evenly split between case (e.g., larger claim settlements) and IBNR reserves (e.g., lower than anticipated salvage recoveries for our collision coverage and increased severity in high limit PIP states). The favorable development in our Commercial Auto business was due to favorable settlements on larger losses, partially offset by the severity of the late emerging losses being higher than anticipated. In the first half of 2008, the unfavorable development was primarily in our Commercial Auto business and was driven by an increase in the number of late reported claims as well as an increase in the estimated severity on these late reported claims.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 25, 2009.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned remained flat in the second quarter 2009 and decreased 0.2 points year-to-date, compared to the same periods last year. Despite an increase in advertising expenditures, we continued to see a decrease in our average costs per policy on a year-over-year basis, reflecting improved customer retention and a substantial increase in companywide policies in force per employee, as well as a focus on process improvements to help reduce expenses (e.g., moving customers to a paperless environment).

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	3%	3%
Net premiums earned	2%	2%
Policies in force		4%

Progressive’s Personal Lines business writes insurance for private passenger automobiles and recreational vehicles, and represented 88% of our total net premiums written in both the second quarter and first six months of 2009, compared to 86% in both periods last year. We currently write our Personal Lines products in all 50 states and our personal auto product in the District of Columbia. In mid-2008, we began offering our personal auto product and boat insurance to Direct Internet customers in Massachusetts. In April 2009, we expanded our offerings in Massachusetts to include motorcycle and RV insurance; these products are available online, over the phone, and through a small number of independent agents. Over time, we expect more products and buying options will be introduced in Massachusetts as we continue to grow in the market.

Private passenger auto represented about 85% of our total Personal Lines net premiums written in both the second quarters 2009 and 2008 and about 90% of the Personal Lines net premiums written for the year-to-date periods ended June 30, 2009 and 2008. Our auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the second quarter last year, policies in force grew 4% for both auto and special lines products. For the second quarter and first six months of 2009, net premiums written increased 3% in both periods for auto, and increased 1% and 2%, respectively, for special lines, compared to the prior year periods.

Total Personal Lines generated a combined ratio of 93.0 and 91.8 for the second quarter and first six months of 2009, respectively, compared to 93.7 and 94.2, respectively, last year. The strong underwriting results in 2009 were widely distributed by product and state. In the second quarter 2009, 43 states, plus the District of Columbia, were profitable for our private passenger auto business, including 9 of our 10 largest states. On a year-to-date basis, all but three states were profitable. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

		Growth over prior year
		Quarter	Year-to-date
Net premiums written		(1)%	(1)%
Net premiums earned		(1)%	(1)%
Auto:	new applications	2%	(1)%
	renewal applications	(1)%	(1)%
	policies in force		(1)%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In both the second quarter and first six months of 2009, we saw new Agency auto application growth in 20 states, including Florida and Texas, two of our largest volume states. However, some of our other big states have not yet seen this growth. In New York, we introduced a new product design in January 2009 and were able to lift the remaining restrictions on writing some classes of new business that were originally put in place in late 2007 and during 2008. In California, our results in the first half of 2009 reflect our successful efforts to improve auto profitability over the past year; during the second quarter 2009, we received approval for a product with lower rates and enhanced segmentation in the state, which we believe will spur profitable growth.

Written premium per policy on total Agency auto business remained relatively flat with an increase of about .5% for both the second quarter and first six months of 2009, as compared with the same periods last year. The increase primarily reflects higher written premium per policy on Agency auto new business of 2%, while renewal business remained relatively flat.

Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate is significantly lower. On a year-over-year basis, for the second quarter 2009, we saw the number of quotes decrease slightly; however, the rate of conversion (i.e., converting a quote to a sale) increased, primarily reflecting our increased competitiveness as some competitors are beginning to raise rates. On a year-to-date basis, the total number of quotes increased, while the rate of conversion was down as compared to the prior year.

The Direct Business

		Growth over prior year
		Quarter	Year-to-date
Net premiums written		9%	9%
Net premiums earned		8%	8%
Auto:	new applications	22%	20%
	renewal applications	10%	10%
	policies in force		12%

The Direct business includes business written directly by Progressive online and over the phone. Compared to the same periods last year, for the second quarter and first six months of 2009, we experienced an increase in new Direct auto applications in 47 and 43 states, respectively, and the District of Columbia; 9 of our top 10 Direct auto states experienced an increase in both periods. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down 4% for both the quarter and six months ended June 30, 2009, compared to the same periods last year, reflecting decreases in written premium per policy on both new (8%) and renewal (3%) auto business.

The total number of quotes in the Direct business increased significantly in both the second quarter and first six months of 2009, compared to the same periods last year. Our entry into Massachusetts in May 2008 with an auto product distributed primarily via the Internet contributed to our increase in online quoting activity. We are continuing to see the Internet becoming a greater portion of our Direct business mix. On a year-over-year basis, phone quotes remained relatively flat for the second quarter 2009 and increased modestly year-to-date. The total Direct business conversion rate increased modestly for both the second quarter and first six months of 2009 over the prior year periods, led by significant increases in the conversion rate for Internet business for both periods; conversion rate for phone-initiated business increased for the second quarter, but is still down slightly year-to-date.

Advertising expenditures increased significantly in the second quarter 2009, compared to the second quarter 2008, which contributed to the higher expense ratio. We continue to work toward achieving our key objective of having our efforts in marketing and other brand-building activities match our competency in other technical skills, such as pricing and claims handling. Lower overall average costs per policy offset the higher advertising spend in the first half of 2009, compared to the first half of 2008.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(13)%	(12)%
Net premiums earned	(9)%	(8)%
New applications	(15)%	(15)%
Renewal applications	—%	2%
Policies in force		(5)%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the first six months of 2009, the Commercial Auto business represented about 12% of our total net premiums written, compared to 14% for the same period last year. This business is primarily distributed through independent agents and operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for about half of our total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a quarter-over-prior-year-quarter basis, written premium per policy decreased 11% on new business and 4% on renewal business; year-to-date, premium per policy decreased 10% and 3% on new and renewal business, respectively. In total, written premium per policy was down 6% for the quarter and 5% for the first six months.

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

Our community bank program produced an underwriting profit in the second quarter and first six months of 2009. To date, we have not experienced any increased exposures to claims arising from this financial crisis. From a strategic perspective, community banks tend not to be exposed to the same risks as the larger, highly leveraged financial institutions. Our claim activity has remained fairly consistent with prior periods and our expectations.

We entered into a letter of intent to sell our bank liability insurance program discussed above to an ABA affiliate. This sale will allow the ABA to assume a full ownership position and enable us to focus on our core auto insurance business. Because this is a complicated transaction that requires regulatory approvals and licensing of successor entities, the completion of the transaction could take as long as one year. As an interim measure, effective August 1, 2009, we began reinsuring 100% of this risk with another carrier. The sale of this business will not have a material effect on our financial condition, results of operations, or cash flows.

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

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At June 30, 2009 and 2008, and at December 31, 2008, our income taxes were in a net asset position.

Our net deferred tax asset was $704.9 million at June 30, 2009, compared to $382.8 million at June 30, 2008, and $793.3 million at December 31, 2008. The significant increase from June 30, 2008 primarily reflects write-downs on securities that have not been recognized for tax purposes, as well as net unrealized losses. Since year-end 2008, our portfolio has generated net unrealized gains, which reduced our net deferred tax asset.

At June 30, 2009, our current estimate of the valuation allowance on our deferred tax asset was $18.0 million, which reflects our potential inability to realize the full amount of the deferred tax asset related to our unrealized losses on securities that were either determined to be fundamentally impaired or securities that we may not hold until recovery. During the second quarter 2009, we reversed $17.0 million of the valuation allowance originally established in the first quarter 2009 ($8.0 million was previously reported as a component of “net unrealized gains (losses) on securities” and $9.0 million was included in our “provision for income taxes”), reflecting the improved market conditions during the period. At December 31, 2008, we had no valuation allowance because management believed that it was more likely than not that the deferred tax asset would be realized and that we would be able to fully use the deductions that are ultimately recognized for tax purposes. We will continue to evaluate our deferred tax assets to determine if any changes to the valuation allowance are necessary.

In evaluating the need for a valuation allowance, we have to determine if it is more likely than not that the deferred tax asset will be realized and that we will be able to fully use the deductions that are ultimately recognized for tax purposes. Part of our analysis revolves around the reversal of existing temporary differences (e.g., timing of the recognition of unrealized gains/losses) and our tax planning strategies. In reviewing our need for a valuation allowance, we separate our preferred stock portfolio into two groups. The first group includes those securities that we believe are fundamentally impaired or that we are likely to sell in the near future; we assume no recovery in value for these securities.

The second group is preferred securities that we have the intent and ability to hold to substantial recovery. To the extent that a specific issuer in the second group of securities engages in an activity that may create a sudden significant increase in value (e.g., a conversion of the preferred stock to common stock or tender offer) or an opportunity presents itself where we can diversify our preferred stock holdings at the same fair value, we may elect to sell that security rather than hold until substantial recovery. This does not change our tax strategy, but provides us with the flexibility to manage our available-for-sale portfolio. Since we are unable to specifically identify when these situations might arise, or which security might be affected, we determined that it would be appropriate to reduce the potential recoverable value of the second group of our preferred stocks when determining our need for a valuation allowance on our deferred tax asset.

The effective tax rate for the six months ended June 30, 2009 was 34%, compared with 29% for the same period last year, primarily reflecting the $18.0 million valuation allowance discussed above.

There have been no material changes in our uncertain tax positions during the quarter ended June 30, 2009.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio at June 30, was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
2009
Fixed maturities	$10,935.3	80.3%	3.1	AA+
Nonredeemable preferred stocks	1,130.1	8.3	1.5	BBB
Short-term investments:
Other short-term investments	1,137.2	8.4	<1	AA+

Total fixed-income securities	13,202.6	97.0	2.7	AA
Common equities	408.7	3.0	na	na

Total Portfolio[2,3]	$13,611.3	100.0%	2.7	AA

2008
Fixed maturities	$9,212.9	65.9%	3.3	AA
Nonredeemable preferred stocks	2,210.5	15.8	2.5	A-
Short-term investments:
Other short-term investments	513.2	3.7	<1	AAA-

Total fixed-income securities	11,936.6	85.4	3.0	AA-
Common equities	2,039.4	14.6	na	na

Total portfolio[2,3]	$13,976.0	100.0%	3.0	AA-

na = not applicable

[1]

Represents ratings at June 30, 2009 and 2008. Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.

[2]	At June 30, 2009 and 2008, we had $4.8 million (offset in other assets) and $52.2 million (offset in other liabilities), respectively, of net unsettled security transactions.
[3]

June 30, 2009 and 2008 totals include $.9 billion and $1.7 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Unrealized Gains and Losses

As of June 30, 2009 and December 31, 2008, our portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $71.4 million and $118.2 million, respectively, compared to net unrealized gains of $23.7 million at June 30, 2008. Included in net unrealized losses at June 30, 2009, was $291.8 million related to the cumulative effect adjustment recorded upon adoption of the new accounting guidance for other-than-temporary impairments. Excluding the cumulative effect adjustment during the quarter, our fixed-income portfolio generated net unrealized gains of $505.2 million during the second quarter, primarily as a result of price recovery within our nonredeemable preferred stock portfolio. The net unrealized gains in the common stock portfolio increased $53.4 million during the second quarter 2009, reflecting positive returns in the equity market. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses and additional discussion of the new accounting guidance, as well as the cumulative effect adjustment.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets at June 30, were comprised of the following:

($ in millions)	2009		2008
Investment-grade fixed maturities:[1]
Short/intermediate term	$11,559.7	95.8%	$9,355.9	96.2%
Long term	25.2	.2	79.5	.8
Non-investment-grade fixed maturities[2]	487.6	4.0	290.7	3.0

Total	$12,072.5	100.0%	$9,726.1	100.0%

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

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.8 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 2.7 years at June 30, 2009, compared to 3.2 years at December 31, 2008 and 3.0 years at June 30, 2008. The reduction in duration from the prior year reflects our decision to reduce the overall portfolio valuation risk exposure. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

As of June 30, the duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	2009	2008
1 year	21.5%	14.7%
2 year	22.4	24.4
3 year	22.3	20.6
5 year	23.4	29.1
10 year	10.4	11.2

Total fixed-income portfolio	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining a minimum average portfolio credit quality rating of A+, as defined by nationally recognized rating agencies. In addition, we limit our Group I investments (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), to between 0% and 25% of the portfolio.

In April 2009, the Board of Directors approved new investment guidelines that further define our concentration exposure. Under the revised guidelines, investment in a single issuer, other than U.S. Treasuries or a state’s general obligation bonds, is limited to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stock and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the limitation applicable to or for any state’s general obligation bond was reduced to 6% of shareholders’ equity. As of June 30, 2009, the investment portfolio exceeded the 1.25% limitation on preferred stock and/or non-investment-grade debt, and the portfolio may continue to be outside this guideline for a period of time as management works to bring the portfolio into compliance effectively and efficiently.

The credit quality distribution of the fixed-income portfolio at June 30, was:

Rating	2009	2008
AAA	60.5%	44.3%
AA	13.2	23.0
A	13.0	17.4
BBB	7.6	12.1
Non-rated/other	5.7	3.2

Total fixed-income portfolio	100.0%	100.0%

During 2009, the AAA rating category increased, while the majority of the remaining categories decreased due to our decision to reduce our exposure to credit-related products and variable market sectors, including common equities (discussed below), and add to our holdings of U.S. Treasury securities and short-term instruments. The non-rated/other category increased due to credit downgrades primarily in our preferred stocks and asset-backed securities.

Our portfolio is also exposed to concentration risk. Our credit risk guidelines limit single issuer exposure; however, economic sector allocation is a key concentration risk. We also consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds. During the second quarter 2009, our exposure carryover from 2008, primarily representing investments in financial sector preferred stocks, had a positive impact on the overall fixed-income portfolio’s valuation; however, we continue to look for opportunities to reduce our overall concentration exposure. In April 2009, we adjusted our concentration exposure guidelines, to reduce certain sector concentrations, as well as our single issuer guidelines, to reduce credit risk exposure, referred to above.

Prepayment and extension risk, especially in our structured product and preferred stock portfolios, are other risks that we monitor in the portfolio. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities that we hold help minimize this risk. During the first six months of 2009, we did not experience significant prepayment or extension of principal relative to our expectations in the portfolio.

The majority of our preferred stocks continue to be priced under the assumption that issuers will not call their outstanding issues at the first call date (extension risk) and will choose to leave these securities outstanding as long as possible. This assumption is based on the fact that the current dividend rates on the outstanding securities are lower than those available on new issues, as well as the fact that the preferred stock market for new issues was largely unavailable during the latter part of 2008 and the first six months of 2009. The drop in price that occurred during 2008 by assuming extension, particularly for perpetual securities with no mandatory redemption date, was significant.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of June 30, 2009, all of our preferred securities continue to pay fully and timely dividends, with the exception of Fannie Mae, which is immaterial to our recurring investment income. We received $3.7 million of Citigroup dividends for the first six months of 2009, including $2.7 million during the second quarter 2009; we expect this to be their last dividend payment on these securities.

Liquidity risk is another risk factor we monitor. Based on the volatility of the markets in general and the widening of credit spreads, we elected to reduce portfolio valuation risk and direct new investments primarily to U.S. Treasury and short-term securities in order to preserve capital and maintain our desired liquidity position. As of June 30, 2009, we had $6.4 billion in U.S. Treasury and short-term securities, approximately three times as much as we had at the same time last year. Another facet of liquidity risk involves the inability to sell securities due to a lack of buyers. Our overall portfolio remains very liquid and sufficient to meet liquidity requirements; however, beyond U.S. Treasury obligations, market liquidity has improved from the first quarter 2009, but remains variable and generally constrained. The short to intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately 9% of our non-U.S. Treasury and short-term, fixed-income portfolio to repay principal over the course of 2009. In addition, cash from interest and dividend payments provides a recurring source of liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2009:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,533.6	1.1
Two to five years	2,909.7	2.6
Five to nine years	784.0	7.9

Total U.S. Treasury Notes	5,227.3	3.7

Interest Rate Swaps
Two to five years ($668 notional value)	—	3.3

Total U.S. government obligations	$5,227.3	4.1

The interest rate swap position shows no fair value as it is in an overall liability position, and the fair value is reported in the “other liabilities” section of the Consolidated Balance Sheets. The total duration of 4.1 years exceeds the duration of the components due to the leverage effect of derivative instruments on the overall duration. This is the case because, in determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at June 30:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
2009
Collateralized mortgage obligations[1]	$275.8	$(51.4)	13.6%	2.1	AA-

Commercial mortgage-backed obligations	986.4	(74.0)	48.7	1.9	AA
Commercial mortgage-backed obligations: interest-only	399.6	(31.7)	19.7	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,386.0	(105.7)	68.4	1.8	AA+

Other asset-backed securities:
Automobile	145.0	2.9	7.1	1.5	AAA-
Home equity (sub-prime bonds)	164.8	(69.7)	8.1	.1	A-
Other[2]	55.8	(2.6)	2.8	.6	AA

Subtotal other asset-backed securities	365.6	(69.4)	18.0	.7	AA-

Total asset-backed securities	$2,027.4	$(226.5)	100.0%	1.6	AA

2008
Collateralized mortgage obligations[1]	$541.5	$(20.2)	19.2%	1.8	AAA-

Commercial mortgage-backed obligations	1,202.0	(7.7)	42.7	2.7	AA
Commercial mortgage-backed obligations: interest-only	624.6	(21.9)	22.2	1.7	AAA-

Subtotal commercial mortgage-backed obligations	1,826.6	(29.6)	64.9	2.3	AA+

Other asset-backed securities:
Automobile	76.8	.6	2.7	2.3	AAA
Home equity (sub-prime bonds)	281.3	(10.9)	10.0	.1	AA+
Other[2]	89.1	(1.8)	3.2	1.0	A+

Subtotal other asset-backed securities	447.2	(12.1)	15.9	.7	AA+

Total asset-backed securities	$2,815.3	$(61.9)	100.0%	2.0	AA+

[1]

Includes $27.8 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $8.7 million and a credit quality of BBB+ as of June 30, 2009; includes $47.8 million of Alt-A bonds that had a net unrealized loss of $2.4 million and a credit quality of AAA as of June 30, 2008. The remainder for both periods represents seasoned prime loans.

[2]	Includes equipment leases, manufactured housing, and other types of structured debt.

At June 30, 2009, our asset-backed securities had a net unrealized loss of $226.5 million, compared to a net unrealized loss of $388.5 million at December 31, 2008. Substantially all of the asset-backed securities have available market quotes, although the spreads between the bid and offer prices are wider than in recent years given the current market conditions, reflecting a general drop in liquidity. As of June 30, 2009, approximately 10% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $28.7 million and $30.1 million in write-downs on these securities during the second quarter and first six months of 2009, respectively, compared to $10.9 million and $13.8 million during the second quarter and first six months of 2008, respectively. The $28.7 million in write-downs recorded during the second quarter of 2009 were credit loss write-downs pursuant to the new accounting guidance (see Note 2—Investments for additional information). Our write-downs included $20.4 million during the quarter and $21.3 million for the first six months of 2009 on securities with sub-prime exposure and $4.0 million on Alt-A securities during the quarter and first six months of 2009. Our entire asset-backed write-downs during the three and six months ended June 30, 2008, were on securities with sub-prime exposure; we did not have any write-downs on our Alt-A securities.

Collateralized Mortgage Obligations At June 30, 2009, 13.6% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the three and six months ended June 30, 2009, we recorded $8.3 million in credit loss write-downs on our CMO portfolio, including $4.0 million of Alt-A securities, due to estimated principal losses in our most recent cash flow projections. We did not record write-downs on our CMO portfolio during the three and six months ended June 30, 2008. The following table shows the collateralized mortgage obligations by deal origination year, along with the loan classification. In addition, the table shows a comparison of the fair value at June 30, 2009 to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Collateralized Mortgage Obligations

	Deal Origination Year						% of Collateralized Mortgage Obligations
($ in millions) Category	2007	2006	2005	2004	Pre- 2004	Total
Non-agency prime:

No mandatory redemption[1]	$30.5	$28.8	$93.0	$28.8	$32.2	$213.3	77.3%
Increase (decrease) in value	(19.9)%	(12.2)%	(19.0)%	(12.4)%	(13.8)%	(16.6)%

Alt-A	$—	$—	$15.1	$6.7	$6.0	$27.8	10.1%
Increase (decrease) in value	—%	—%	(32.9)%	(3.7)%	(15.1)%	(23.9)%

Government/GSE[2]	$15.4	$—	$—	$—	$19.3	$34.7	12.6%
Increase (decrease) in value	4.8%	—%	—%	—%	(3.8)%	(.2)%

Total	$45.9	$28.8	$108.1	$35.5	$57.5	$275.8	100.0%

Increase (decrease) in value	(13.0)%	(12.2)%	(21.2)%	(10.9)%	(10.8)%	(15.7)%

[1]

These securities do not have mandatory redemption dates; hence, the securities will retire at the earlier of contractual maturity or projected cash flow expiration. All 2006 and 2007 securities in this category are collateralized primarily (greater than 90%) by mortgages originated in or prior to 2005.

[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At June 30, 2009, 48.7% of our asset-backed securities were commercial mortgage-backed securities (CMBS).

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination:

Commercial Mortgage-Backed Securities

($ in millions) Deal Origination Year	Rating at June 30, 2009
	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
Pre-2000	$—	$3.0	$—	$31.2	$8.7	$42.9	4.4%
2000	43.8	22.7	—	—	—	66.5	6.7
2001	120.6	30.3	6.2	11.2	—	168.3	17.1
2002	64.6	—	14.7	—	—	79.3	8.0
2003	153.4	11.4	3.0	—	—	167.8	17.0
2004	101.7	17.7	3.0	9.4	—	131.8	13.4
2005	110.5	—	—	3.2	—	113.7	11.5
2006	131.0	—	—	—	49.7	180.7	18.3
2007	—	—	9.5	4.5	21.4	35.4	3.6

Total fair value	$725.6	$85.1	$36.4	$59.5	$79.8	$986.4	100.0%

% of Total fair value	73.6%	8.6%	3.7%	6.0%	8.1%	100.0%

The CMBS portfolio contains 14.1% of securities that are rated BBB or lower, with a net unrealized loss of $25.9 million at June 30, 2009, and an average duration of 1.4 years, compared to 1.9 years for the entire CMBS portfolio.

During the three and six months ended June 30, 2009 and 2008, we did not record any write-downs on our CMBS portfolio.

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

($ in millions) Deal Origination Year	Senior AAA[1]	Junior AAA (AJ)[2]	Average Life (years)	Average Credit Support[3]	Average Delinquencies[4]	Yield to Maturity[5]

2005	$97.1	$13.4	3.0	27.1%	6.1%	8.1%
2006	$131.0	$—	1.8	29.8%	3.4%	7.6%

[1]	Above 20% credit support.
[2]	Above 13% credit support.
[3]	This represents the amount of cushion available to absorb realized losses.
[4]	This represents the percentage of loans that are 30 days or more past due.
[5]	The yield to maturity equals the return, inclusive of interest and principal payments that we would expect to receive assuming the bond matures at its expected maturity date.

The entire 2005-2006 non-AAA segment is composed of cell phone tower securitizations. All of these bonds have a single borrower and are backed by a cross collateralized pool of cellular phone towers throughout the United States. As can be seen from the table below, these bonds have short average lives and have significant net cash flow relative to their interest payments.

Deal Origination Year	Average Life	Yield to Maturity	Debt Service Coverage Ratio
2005	1.0 years	5.7%	3.5x
2006	2.4 years	7.9%	3.0x

Our entire 2007 exposure is made up of two different types of investments. One is an $11.9 million exposure to a B/B2 rated cell tower transaction similar to the exposure in 2005 and 2006 non-AAA rated vintages discussed above. The average life on this bond is 2.9 years and it has a 14.7% yield to maturity. The second 2007 exposure is a $23.5 million position that consists of three different bonds with a single borrower, rated A+, BBB-, and non-rated, and is secured by a cross collateralized portfolio of office properties. The average life on this position is 2.6 years, assuming the borrower exercises its option to extend the final maturity.

Commercial Mortgage-Backed Securities: Interest Only We also held CMBS interest only (IO) securities at June 30, 2009. The IO portfolio had an average credit quality of AAA- and a duration of 1.4 years. During the three and six months ended June 30, 2009 and 2008, we did not record any write-downs on our IO portfolio. The following table shows the fair value of the IO securities by deal origination year:

Commercial Mortgage-Backed Securities: Interest Only

($ in millions) Deal Origination Year	Fair Value	% of Total Exposure
Pre-2000	$4.4	1.1%
2000	15.4	3.8
2001	15.1	3.8
2002	6.8	1.7
2003	47.5	11.9
2004	59.4	14.9
2005	109.4	27.4
2006	141.6	35.4

Total fair value	$399.6	100.0%

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

One rating agency has released for comment proposed changes to their rating methodology for all structured finance IOs, including CMBS IOs. If these proposed changes are adopted, the ratings of approximately $200 million of our CMBS IOs will be negatively affected, which could negatively impact the fair value of these securities. However, we evaluate the adequacy of the expected cash flows based on the underlying loan credit quality and structural support of the deal regardless of the rating. Therefore, we do not expect these proposed rating changes to have a negative effect on our view of these securities.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, which are a component of our residential mortgage-backed securities, by deal origination year, along with a comparison of the fair value at June 30, 2009, to our original investment value (adjusted for returns of principal, amortization, and write-downs). We recorded $20.4 million and $21.3 million in write-downs for the three and six months ended June 30, 2009, respectively, compared to $10.9 million and $13.8 million for the same periods in 2008. The $20.4 million in write-downs during the second quarter 2009 were credit loss write-downs due to estimated principal losses in our most recent cash flow projections.

Home-Equity Securities

($ in millions) Rating (date acquired)	Deal Origination Year					% of Home Equity Loans
	2007	2006	2005	2004	Total

AAA (December 2007-May 2008)	$—	$9.6	$32.9	$—	$42.5	25.8%
Increase (decrease) in value	—%	(1.5)%	(16.4)%	—%	(13.4)%

AA (September 2007-April 2008)	$—	$18.6	$17.4	$7.8	$43.8	26.6%
Increase (decrease) in value	—%	(20.9)%	(19.9)%	(44.4)%	(26.1)%

A (August 2007-April 2008)	$—	$—	$9.3	$4.8	$14.1	8.6%
Increase (decrease) in value	—%	—%	(59.5)%	(.1)%	(49.3)%

BBB (March 2007-May 2008)	$—	$—	$15.9	$.5	$16.4	9.9%
Increase (decrease) in value	—%	—%	(42.9)%	—%	(42.2)%

Non-investment-grade
(August 2007-March 2008)	$.5	$28.5	$19.0	$—	$48.0	29.1%
Increase (decrease) in value	—%	(30.7)%	(33.0)%	—%	(31.5)%

Total	$.5	$56.7	$94.5	$13.1	$164.8	100.0%

Increase (decrease) in value	—%	(23.8)%	(32.6)%	(32.3)%	(29.7)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at June 30, 2009, were $2,403.0 million of state and local government obligations with an overall credit quality of AA, excluding the benefit of credit support from bond insurance. These securities had a net unrealized gain of $19.3 million at June 30, 2009, compared to a net unrealized loss of $37.0 million at December 31, 2008. During the three and six months ended June 30, 2009 and 2008, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at June 30, 2009, without the benefit of credit or bond insurance as discussed below:

Municipal Securities Rating

(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$263.6	$345.4	$609.0
AA	494.4	970.3	1,464.7
A	191.1	99.3	290.4
BBB	1.5	27.2	28.7
Other	—	10.2	10.2

Total	$950.6	$1,452.4	$2,403.0

Included in revenue bonds are $901.5 million of single family housing revenue bonds issued by state housing finance agencies, of which $588.0 million are supported by individual mortgages held by the state housing finance agencies and $313.5 million are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae mortgages; the remaining 60% are collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA. Most of these mortgages are supported by FHA, VA, or private mortgage insurance providers.

Approximately 31%, or $738.8 million (reflected in the table below), of our total municipal securities were insured general obligation or revenue bonds, which in the aggregate had a decline in credit quality from AA- at June 30, 2008, to A+ as of June 30, 2009. The credit quality decline was primarily due to rating downgrades of FGIC, AMBAC, and MBIA monoline bond insurers. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at June 30, 2009. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

Insurance Enhanced Municipal Securities

(millions) Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
FGIC
AA	$61.3	$26.6	$87.9

AMBAC
AA	$74.5	$44.0	$118.5
A	38.2	—	38.2
BBB	—	1.0	1.0
Non-rated	—	4.6	4.6

	$112.7	$49.6	$162.3

MBIA
AA	$93.0	$133.3	$226.3
A	106.3	27.3	133.6
BBB	—	5.2	5.2
Non-rated	—	5.6	5.6

	$199.3	$171.4	$370.7

FSA
AA	$41.3	$39.5	$80.8
A	—	16.8	16.8
BBB	—	20.3	20.3

	$41.3	$76.6	$117.9

TOTAL
AA	$270.1	$243.4	$513.5
A	144.5	44.1	188.6
BBB	—	26.5	26.5
Non-rated	—	10.2	10.2

	$414.6	$324.2	$738.8

As of June 30, 2009, the insurance-enhanced general obligation and revenue bonds had a net unrealized gain of $22.4 million, compared to a net unrealized gain of $12.9 million at December 31, 2008. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at June 30, 2009, were $796.7 million of fixed-rate corporate securities, which had a duration of 3.3 years and an overall credit quality rating of BBB+. These securities had a net unrealized loss of $6.7 million at June 30, 2009, compared to a net unrealized loss of $52.8 million at December 31, 2008. During the quarters ended June 30, 2009 and 2008, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector.

Corporate Securities

	Rating at June 30, 2009
Sector	AAA	AA	A	BBB	Non- Investment- Grade	% of Portfolio
Financial Services
U.S. banks	—%	—%	4.1%	—%	—%	4.1%
Insurance	1.3	8.6	8.9	—	—	18.8
Other financial	—	2.6	2.9	—	7.9	13.4

Total financial services	1.3	11.2	15.9	—	7.9	36.3

Industrial	3.5	4.0	6.1	44.5	5.6	63.7

Total	4.8%	15.2%	22.0%	44.5%	13.5%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (e.g., mandatory redemption dates) and nonredeemable (e.g., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. The following table lists our preferred stocks, including both redeemable ($477.9 million) and nonredeemable ($1,130.1 million), as of June 30, 2009. We made no additional investments in preferred stocks during the second quarter 2009.

($ in millions) Issuers	Fair Value at June 30, 2009	% of Preferred Stock Portfolio
Wells Fargo	$109.4
Bank of America	105.0
U. S. Bancorp	91.7
Goldman Sachs	69.4
HSBC USA Inc.	68.8
Morgan Stanley	57.6
SunTrust	51.0
Bank of New York Mellon	41.4
Citigroup	37.5
PNC	33.5
Fifth Third	31.7
AgFirst Farm Credit Bank	30.4
JP Morgan Chase	29.1
Cobank	28.4
BBVA International	24.0
First Horizon	20.6
Royal Bank of Scotland	19.5
Farm Credit Bank of Texas	17.2
State Street Bank	10.9

Total bank preferred stocks	877.1	54.5%

Industrials	329.3	20.5%
Insurance holdings	234.6	14.6%
Utility	110.3	6.9%
Other financial institutions	54.7	3.4%
Agencies	2.0	.1%

Total other preferred stocks	730.9	45.5%

Total preferred stocks	$1,608.0	100.0%

Our preferred stock portfolio had a net unrealized gain of $160.6 million at June 30, 2009, compared to a net unrealized gain of $56.9 million at December 31, 2008. During the first three months of 2009, we wrote down our preferred stock portfolio by $206.3 million ($200.2 million nonredeemable and $6.1 million redeemable) under then applicable accounting guidance due to a combination of weakened issuer fundamentals and severe market declines where we had the inability to determine objectively that the securities would recover substantially in the near term. We did not have any preferred stock write-downs during the second quarter 2009. See the Other-than-Temporary Impairment section below for further discussion.

Our preferred stocks had an overall credit quality rating of BBB at June 30, 2009. The table below shows the exposure break-down by sector and current rating, including any changes in ratings since acquisition:

Preferred Stocks

Sector	A	BBB	Non- Investment- Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	29.7%	10.1%	12.0%	51.8%
Foreign banks	1.5	—	1.2	2.7
Insurance	2.3	7.0	5.3	14.6
Other financial	1.5	—	1.9	3.4

Total financial services	35.0	17.1	20.4	72.5
Agencies	—	—	.1	.1
Industrial	—	11.8	8.7	20.5
Utility	2.3	4.6	—	6.9

Total	37.3%	33.5%	29.2%	100.0%

Approximately 55% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the majority of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.

Approximately 70% of our preferred stock securities are fixed-rate securities, and 30% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date.

As a result of the “stress test” the Federal Reserve is using to evaluate the capital position of the largest banks, some of the issuers of our preferred stocks have issued offers to convert our holdings to common stock. During the second quarter 2009, we chose to participate in the conversion of two of our Bank of America preferred securities to common stock, which we subsequently sold before the end of the quarter. Our remaining Citigroup preferred security converted to common stock during July 2009.

Common Equities

Common equities, as reported on the balance sheets at June 30, were comprised of the following:

($ in millions)	2009		2008
Common stocks	$395.6	96.8%	$2,025.6	99.3%
Other risk investments	13.1	3.2	13.8	.7

Total common equities	$408.7	100.0%	$2,039.4	100.0%

At June 30, 2009, 3.0% of the portfolio was in common equities, compared to 14.6% at the same time last year. The decrease reflects our decision to reduce our exposure to equity securities, which we began toward the end of the third quarter 2008. In addition, the common equities experienced a significant market decline over the last 12 months, which contributed to the reduction in fair value.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For the first six months of 2009 and 2008, the GAAP basis total return was within the desired tracking error. We held 523 out of 969, or 54%, of the common stocks comprising the Russell 1000 Index at June 30, 2009, which made up 85% of the total market capitalization of the index.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $0.2 million of open funding commitments at June 30, 2009.

Derivative Instruments

We have invested in the following derivative exposures at various times: interest rate swaps; asset-backed credit default swaps; U.S. corporate debt credit default swaps; cash flow hedges; and equity options. See Note 2—Investments for further discussion of our derivative positions.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of June 30, 2009:

				Gains (Losses)
				Three Months Ended		Six Months Ended
		Notional Exposure		June 30,		June 30,
(millions)	Coupon	2009	2008	2009	2008	2009	2008
Open Positions
3-year exposure	Receive fixed	$440	$—	$(3.0)	$—	$(3.0)	$—
5-year exposure	Receive fixed	228	—	(5.8)	—	(5.8)	—

Total open positions		$668	$—	$(8.8)	$—	$(8.8)	$—

Closed Positions
2-year exposure	Receive fixed	$2,300	$725	$1.1	$5.9	$3.8	$5.9
3-year exposure	Receive fixed	440	—	(.4)	—	4.9	—
5-year exposure	Receive fixed	778	1,725	(.7)	4.2	(5.2)	50.7
5-year exposure	Receive variable	—	225	—	5.8	—	6.9
10-year exposure	Receive fixed	—	150	—	—	—	3.7

Total closed positions		$3,518	$2,825	$—	$15.9	$3.5	$67.2

Total interest rate swaps				$(8.8)	$15.9	$(5.3)	$67.2

ASSET-BACKED CREDIT DEFAULT SWAPS

The following table summarizes our holding period gains (losses) on the asset-backed credit default swaps classified by the status of the swap position as of June 30, 2009:

				Gains (Losses)
	Bought or Sold Protection	Notional Exposure		Three Months Ended June 30,		Six Months Ended June 30,

(millions)		2009	2008	2009	2008	2009	2008
Closed Positions
BBB- credit exposure	Sold	$—	$140	$—	$(7.5)	$—	$(26.4)
Treasury Note		—	140	—	(5.6)	—	.2

Total asset-backed swaps				$—	$(13.1)	$—	$(26.2)

CORPORATE CREDIT DEFAULT SWAPS

The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of June 30, 2009:

				Gains (Losses)
	Bought or Sold Protection	Notional Exposure		Three Months Ended June 30,		Six Months Ended June 30,

(millions)		2009	2008	2009	2008	2009	2008
Open Positions
2-year exposure	Bought	$7	$—	$(.4)	$—	$(.4)	$—
5-year exposure	Bought	25	—	(.7)	—	(.2)	—

Total corporate swaps		$32	$—	$(1.1)	$—	$(.6)	$—

In July 2009, our 2-year position was closed and we recognized an immaterial loss.

EQUITY OPTIONS

The following table summarizes our equity options activity classified by the status of the option position as of June 30, 2009:

				Gains (Losses)
(millions)	Asset or Liability Position	Number of Contracts[1]		Three Months Ended June 30,		Six Months Ended June 30,

		2009	2008	2009	2008	2009	2008
Open Positions
Equity option[2]	Asset	32,190	—	$—	$—	$—	$—
Equity option	Liability	7,500	—	.3	—	.4	—

Total equity options				$.3	$—	$.4	$—

Closed Positions
Equity option	NA	137,500	—	$(14.5)	$—	$(11.0)	$—

Total equity options				$(14.2)	$—	$(10.6)	$—

[1]	Each contract is equivalent to 100 shares of common stock of the issuer.
[2]	The realized gain (loss) for the three and six months ended June 30, 2009 was less than $.1 million.

If not exercised, these options are due to expire during the third quarter 2009.

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

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 26% for the second quarter 2009 and 22% for the first six months of 2009, compared to the same periods last year. The reduction is primarily the result of investing cash flows from operations and security sales, redemptions, and maturities into lower-yielding U.S. Treasury Notes and short-term investments.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

We reported the following investment results for the periods ended June 30:

	Three Months		Six Months
	2009	2008	2009	2008
Pretax recurring investment book yield	3.7%	4.8%	3.9%	4.8%
Weighted average FTE book yield	4.1%	5.6%	4.4%	5.6%
FTE total return:
Fixed-income securities	5.2%	.1%	4.6%	(.5)%
Common stocks	16.6%	(2.1)%	4.6%	(11.2)%
Total portfolio	5.5%	(.2)%	4.2%	(2.2)%

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2009	2008	2009	2008
Fixed-income securities:
U.S. Treasury Notes	(2.4)%	1.6%	(3.0)%	13.0%
Municipal bonds	1.9%	—%	5.5%	1.7%
Corporate bonds	10.4%	(1.1)%	13.2%	.2%
Commercial mortgage-backed securities	6.2%	—%	13.3%	(.1)%
Collateralized mortgage obligations	8.9%	.4%	9.9%	(1.1)%
Asset-backed securities	(2.5)%	(.1)%	(4.8)%	(5.9)%
Preferred stocks	47.4%	.1%	21.9%	(7.4)%

Investment expenses were $5.2 million for the first six months of 2009, compared to $4.4 million for the same period last year, primarily reflecting a true-up in the first quarter 2008 to the final 2007 Gainsharing (cash incentive) payout for our investment managers.

Interest expense for the first six months of 2009 was $68.4 million, compared to $68.6 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the periods ended June 30, were:

	Three Months		Six Months
(millions)	2009	2008	2009	2008

Gross realized gains on security sales
Fixed maturities	$19.3	$11.6	$122.6	$93.4
Nonredeemable preferred stocks	2.1	4.1	2.2	4.1
Common equities	46.4	24.4	129.5	30.7

Subtotal	67.8	40.1	254.3	128.2

Gross realized losses on security sales
Fixed maturities	(6.4)	(1.2)	(12.5)	(1.3)
Nonredeemable preferred stocks	—	(5.1)	(26.2)	(5.8)
Common equities	—	(31.5)	(32.7)	(70.1)

Subtotal	(6.4)	(37.8)	(71.4)	(77.2)

Net realized gains (losses) on security sales
Fixed maturities	12.9	10.4	110.1	92.2
Nonredeemable preferred stocks	2.1	(1.0)	(24.0)	(1.8)
Common equities	46.4	(7.1)	96.8	(39.4)

Subtotal	61.4	2.3	182.9	51.0

Other-than-temporary impairment losses
Fixed maturities	(28.7)	(10.9)	(36.2)	(13.8)
Nonredeemable preferred stocks	—	(25.5)	(174.6)	(68.2)
Common equities	(1.3)	(4.4)	(16.6)	(10.1)

Subtotal	(30.0)	(40.8)	(227.4)	(92.1)

Net holding period gains (losses)
Hybrid preferred stocks	8.6	(8.9)	3.5	(12.3)
Derivatives	(24.1)	2.8	(16.5)	41.0

Subtotal	(15.5)	(6.1)	(13.0)	28.7

Total net realized gains (losses) on securities	$15.9	$(44.6)	$(57.5)	$(12.4)

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, sales of common stocks and holding period valuation changes on derivatives and hybrid preferred stocks. From time to time, gross realized losses also include write-downs for securities in our fixed-income and/or equity portfolios, which are determined to be other-than-temporarily impaired.

Other-Than-Temporary Impairment (OTI)

Realized losses may include write-downs of securities determined to have had an other-than-temporary decline in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses based on predetermined guidelines. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level), or (iii) credit-related losses where the present value of cash flows expected to be collected are lower than the amortized cost basis of the security.

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

For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary where we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments, prior to the periods of time that we anticipate to be necessary for the investments to recover their cost basis. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions by the earlier of (i) when we are able to objectively determine that the loss is other-than-temporary, or (ii) when the security has been in such a loss position for three consecutive quarters.

When a security in our fixed-maturity portfolio has an unrealized loss that is deemed to be other-than-temporary, the security is analyzed to determine what portion, if any, is related to credit losses, and what portion is related to all other factors. If we intend to sell an other-than-temporarily impaired security, we write-down the security to its current fair value and recognize the entire unrealized loss through the income statement as a realized loss. If a security is deemed to have a credit loss and we do not have the intent to sell, then the credit loss is recognized in the income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the income statement for the periods ended June 30, was as follows:

	Three Months			Six Months
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2009
Preferred stocks	$—	$—	$—	$206.3	$(25.6)	$180.7
Asset-backed securities	28.7	—	28.7	30.1	—	30.1

Total fixed income	28.7	—	28.7	236.4	(25.6)	210.8
Common equities	1.3	—	1.3	17.0	(.4)	16.6

Total portfolio	$30.0	$—	$30.0	$253.4	$(26.0)	$227.4

2008
Preferred stocks	$25.5	$—	$25.5	$68.2	$—	$68.2
Asset-backed securities	10.9	—	10.9	13.8	—	13.8

Total fixed income	36.4	—	36.4	82.0	—	82.0
Common equities	6.4	(2.0)	4.4	13.3	(3.2)	10.1

Total portfolio	$42.8	$(2.0)	$40.8	$95.3	$(3.2)	$92.1

For the second quarter 2009, the write-downs on our asset-backed securities reflect the decline in value due to a credit loss; prior periods are not restated to reflect the credit portion of the OTI loss. Our other-than-temporary impairment write-downs resulted from fundamental matters with either the specific security or issuer or due to the severe market-related declines.

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$5,005.6	$157.7	$5.8	$—	$—	$—
Unrealized loss for 12 months or greater[1,2]	2,952.4	468.5	325.3	272.6	189.0	86.5

Total	$7,958.0	$626.2	$331.1	$272.6	$189.0	$86.5

Common Equity:
Unrealized loss for less than 12 months	$49.0	$5.6	$3.1	$.6	$—	$—
Unrealized loss for 12 months or greater	12.1	1.8	1.1	.6	—	—

Total	$61.1	$7.4	$4.2	$1.2	$—	$—

[1]

Included in the $468.5 million of gross realized losses for the period of 12 months or greater is $291.8 million ($189.6 million post tax) of non-credit related impairment losses reclassified from retained earnings to accumulated other comprehensive income as a result of adopting the new accounting standard.

[2]

The reclassification increased the unrealized loss position in the 12 months or greater category for the greater than 15%, 25%, 35%, and 45% declines by $171.2 million, $142.5 million, $96.9 million, and $35.1 million, respectively.

We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We do not intend to sell these securities, and determined that it is more likely than not that we will not be required to sell these securities, for the periods of time necessary to recover the cost bases of these securities.

Securities within the 12 month or greater category with losses that exceed 15% of cost, $325.3 million, are comprised of structured debt securities and mandatory redeemable preferreds stocks. Our review of these securities did not reveal any issues that would require us to write them down as other-than-temporarily impaired. For our structured debt, we reviewed reports that outlined delinquencies, trends, foreclosure rates, and loan default characteristics and the outlook of projected cash flows for not only our current class of the deal, but also the underlying support classes. Based on this review, we are comfortable that the impairment losses remain a temporary situation created by the general market dislocation related to loan-backed instruments and we do not anticipate either a loss in principal or interest receipts.

For our mandatory redeemable preferred stocks, we reviewed their capital and liquidity positions as well as their overall business model and diversity in ability to generate cash flow during this economic recessionary period. Our review indicated that the majority of our securities are represented by issuers that the federal government has indicated are systematically important to the financial strength and health of the U.S. economy. Based on our evaluation, we believe these issuers have the ability to redeem their outstanding issues at call or maturity and do not anticipate they would discontinue their current dividend payments. We will continue to diligently monitor market conditions and issuer-specific fundamental characteristics and, to the extent that there are any significant changes, will re-evaluate our position and, if necessary, take the appropriate write-downs.

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

During September 2008, we suspended our repurchase activity due to increased counterparty risk and high market volatility, and we have not invested in any repurchase transactions during 2009. We had no open repurchase commitments at June 30, 2008. We earned income of $.6 million and $1.3 million from repurchase transactions during the three months and six months ended June 30, 2008, respectively.

Additionally, we also enter into reverse repurchase commitment transactions, whereby we loan cash to accredited banks and receive U.S. Treasury Notes pledged as general collateral against the cash borrowed. We choose to enter into these transactions as rates on general collateral are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited, as these internally managed transactions are overnight arrangements. The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received.

For the six months ended June 30, 2009, our largest single outstanding balance of reverse repurchase commitments was $1,845.8 million, which was open for one day; the average daily balance of reverse repurchase commitments was $642.5 million. We earned income of $0.2 million and $0.6 million on reverse repurchase agreements for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2009 and 2008, respectively. We had $363.5 million of open reverse repurchase commitments at June 30, 2009 with two counterparties, reported as part of other short-term investments. No reverse repurchase transactions were open at June 30, 2008.

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

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.7 years at June 30, 2009 and 3.2 years at December 31, 2008. The weighted average beta of the equity portfolio was 1.0 at both June 30, 2009 and December 31, 2008, meaning that our equity portfolio generally moves in tandem with the overall stock market. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

($ in millions) 66-Day VaR	June 30, 2009	March 31, 2009	December 31, 2008[1]
Fixed-income portfolio	$(380.4)	$(471.8)	$(455.2)
% of portfolio	(2.9)%	(3.8)%	(3.7)%
% of shareholders’ equity	(7.7)%	(11.0)%	(10.8)%

Common equity portfolio	$(108.6)	$(133.0)	$(333.3)
% of portfolio	(26.6)%	(38.0)%	(45.8)%
% of shareholders’ equity	(2.2)%	(3.1)%	(7.9)%

Total portfolio	$(386.3)	$(477.5)	$(539.8)
% of portfolio	(2.8)%	(3.7)%	(4.2)%
% of shareholders’ equity	(7.8)%	(11.1)%	(12.8)%

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

2009 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	8,228	$15.70	51,822,857	48,177,143
May	1,272	15.62	51,824,129	48,175,871
June	1,000,000	14.82	52,824,129	(a	)

Total	1,009,500	$14.83

(a)	Authorization ending on June 30, 2009 - In June 2007, the Board of Directors authorized the repurchase of up to 100 million common shares. This authorization expired June 30, 2009; 52,824,129 shares had been repurchased under the plan and 47,175,871 were unused.

Authorization beginning on July 1, 2009 - In June 2009, the Board of Directors authorized the repurchase of up to 50 million common shares commencing on July 1, 2009; this authorization does not have an expiration date.

Shares repurchased under the Board authorizations may be accomplished through open market purchases or otherwise and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first six months of 2009, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.

Item 5.	Other Information.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2009 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: August 10, 2009	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD disclosure)	Furnished herewith

(101)	101.INS	XBRL Instance Document	Furnished herewith

(101)	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith