Form 10-Q
period 2009-09-30
PROGRESSIVE CORP/OH/
filed 2009-11-09
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 674,228,419 outstanding at October 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2009	2008	% Change	2009	2008	% Change
(millions - except per share amounts)

Revenues
Net premiums earned	$3,445.4	$3,416.2	1	$10,293.4	$10,217.4	1
Investment income	122.6	163.5	(25)	376.2	488.6	(23)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTI) losses:
Total OTI losses	(20.2)	—		(74.0)	—
Less: portion of OTI losses recognized in other comprehensive income	12.4	—		36.2	—

Net impairment losses recognized in earnings	(7.8)	—		(37.8)	—
Net realized gains (losses) on securities	46.6	(1,373.4)		19.1	(1,385.8)

Total net realized gains (losses) on securities	38.8	(1,373.4)	NM	(18.7)	(1,385.8)	(99)
Service revenues	4.5	3.8	18	12.1	12.4	(2)

Total revenues	3,611.3	2,210.1	63	10,663.0	9,332.6	14

Expenses
Losses and loss adjustment expenses	2,459.9	2,517.6	(2)	7,259.5	7,472.9	(3)
Policy acquisition costs	333.8	339.3	(2)	1,004.1	1,019.5	(2)
Other underwriting expenses	401.9	391.9	3	1,170.2	1,155.7	1
Investment expenses	2.9	2.0	45	8.1	6.4	27
Service expenses	5.5	6.0	(8)	14.8	16.5	(10)
Interest expense	35.3	34.2	3	103.7	102.8	1

Total expenses	3,239.3	3,291.0	(2)	9,560.4	9,773.8	(2)

Net Income (Loss)
Income (loss) before income taxes	372.0	(1,080.9)	NM	1,102.6	(441.2)	NM
Provision (benefit) for income taxes	102.1	(396.7)	NM	350.1	(211.9)	NM

Net income (loss)	$269.9	$(684.2)	NM	$752.5	$(229.3)	NM

Computation of Earnings Per Share
Basic:
Average shares outstanding	666.7	666.3	—	668.2	668.4	—

Per share	$.40	$(1.03)	NM	$1.13	$(.34)	NM

Diluted:
Average shares outstanding	666.7	666.3	—	668.2	668.4	—
Net effect of dilutive stock-based compensation	6.1	6.5	(6)	5.0	6.2	(19)

Total equivalent shares	672.8	672.8	—	673.2	674.6	—

Per share[1]	$.40	$(1.03)	NM	$1.12	$(.34)	NM

Dividends declared per share[2]	$—	$—		$—	$—

NM = Not Meaningful

[1]

For 2009, amounts disclosed are diluted earnings per share. In 2008, due to the net loss reported in both the third quarter and first nine months of the year, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is disclosed.

[2]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,		December 31, 2008
(millions)	2009	2008

Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,915.6, $9,557.3, and $10,295.3)	$11,729.9	$9,367.4	$9,946.7
Equity securities:
Nonredeemable preferred stocks (cost: $762.7, $1,357.0, and $1,131.3)	1,244.8	1,310.9	1,150.0
Common equities (cost: $290.4, $903.5, and $553.6)	466.6	1,322.6	727.8
Short-term investments (amortized cost: $1,227.9, $733.8, and $1,153.6)	1,227.9	733.8	1,153.6

Total investments	14,669.2	12,734.7	12,978.1
Cash	172.5	6.6	2.9
Accrued investment income	103.6	130.3	125.7
Premiums receivable, net of allowance for doubtful accounts of $109.1, $106.3, and $113.7	2,636.1	2,584.8	2,408.6
Reinsurance recoverables, including $35.2, $35.0, and $44.0 on paid losses	335.9	290.3	288.5
Prepaid reinsurance premiums	68.4	63.5	62.4
Deferred acquisition costs	433.6	448.8	414.0
Income taxes	490.9	724.5	821.6
Property and equipment, net of accumulated depreciation of $577.8, $647.2, and $653.6	974.1	1,001.5	997.1
Other assets	163.1	654.6	151.6

Total assets	$20,047.4	$18,639.6	$18,250.5

Liabilities and Shareholders’ Equity
Unearned premiums	$4,493.5	$4,499.2	$4,175.9
Loss and loss adjustment expense reserves	6,352.0	6,146.3	6,177.4
Accounts payable, accrued expenses, and other liabilities	1,528.7	1,558.4	1,506.4
Debt[1]	2,176.8	2,175.1	2,175.5

Total liabilities	14,551.0	14,379.0	14,035.2

Common Shares, $1.00 par value (authorized 900.0; issued 797.8, 797.9, and 797.9, including treasury shares of 121.6, 122.3, and 121.4)	676.2	675.6	676.5
Paid-in capital	922.2	874.9	892.9
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities	336.6	143.9	(76.8)
Portion of OTI losses recognized in other comprehensive income	(23.5)	—	—

Total net unrealized gains (losses) on securities	313.1	143.9	(76.8)
Net unrealized gains on forecasted transactions	23.0	25.6	24.9
Retained earnings	3,561.9	2,540.6	2,697.8

Total shareholders’ equity	5,496.4	4,260.6	4,215.3

Total liabilities and shareholders’ equity	$20,047.4	$18,639.6	$18,250.5

[1]	Consists of long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

Nine months ended September 30,	2009		2008
(millions)

Retained Earnings
Balance, Beginning of year	$2,697.8		$2,927.7
Cumulative effect of change in accounting principle[1]	189.6		—

Balance, Beginning of year, as adjusted	2,887.4		2,927.7
Net income (loss)	752.5	$752.5	(229.3)	$(229.3)

Treasury shares purchased	(79.6)		(155.6)
Other, net[2]	1.6		(2.2)

Balance, End of period	$3,561.9		$2,540.6

Accumulated Other Comprehensive Income , Net of Tax
Balance, Beginning of year	$(51.9)		$492.8
Cumulative effect of change in accounting principle[1]	(189.6)		—

Balance, Beginning of year, as adjusted	(241.5)		492.8
Changes in:
Net unrealized gains (losses) on securities		603.0		(321.1)
Portion of OTI losses recognized in other comprehensive income (loss)		(23.5)		—

Total net unrealized gains (losses) on securities		579.5		(321.1)
Net unrealized gains on forecasted transactions		(1.9)		(2.2)

Other comprehensive income (loss)	577.6	577.6	(323.3)	(323.3)

Balance, End of period	$336.1		$169.5

Comprehensive Income (Loss)		$1,330.1		$(552.6)

Common Shares, $1.00 Par Value
Balance, Beginning of year	$676.5		$680.2
Stock options exercised	1.9		2.4
Treasury shares purchased	(5.9)		(9.8)
Restricted stock issued, net of forfeitures	3.7		2.8

Balance, End of period	$676.2		$675.6

Paid-In Capital
Balance, Beginning of year	$892.9		$834.8
Stock options exercised	9.5		17.3
Tax benefits from exercise/vesting of stock-based compensation	2.9		8.4
Treasury shares purchased	(7.9)		(12.1)
Restricted stock issued, net of forfeitures	(3.7)		(2.8)
Amortization of stock-based compensation	27.2		25.8
Other[2]	1.3		3.5

Balance, End of period	$922.2		$874.9

Total Shareholders’ Equity	$5,496.4		$4,260.6

[1]	Pursuant to accounting guidance adopted during the second quarter 2009 relating to the recognition and presentation of other-than-temporary impairments.
[2]	Primarily reflects activity associated with our deferred compensation and incentive plans.

There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.

There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30,	2009	2008
(millions)

Cash Flows From Operating Activities
Net income (loss)	$752.5	$(229.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	65.2	72.1
Amortization of fixed-income securities	179.8	188.3
Amortization of stock-based compensation	28.0	25.8
Net realized losses on securities	18.7	1,385.8
Net loss on disposition of property and equipment	7.1	1.5
Changes in:
Premiums receivable	(227.5)	(189.7)
Reinsurance recoverables	(47.4)	44.8
Prepaid reinsurance premiums	(6.0)	6.3
Deferred acquisition costs	(19.6)	(22.5)
Income taxes	18.5	(445.5)
Unearned premiums	317.6	288.8
Loss and loss adjustment expense reserves	174.6	203.6
Accounts payable, accrued expenses, and other liabilities	140.9	69.1
Other, net	12.7	39.4

Net cash provided by operating activities	1,415.1	1,438.5

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(8,078.6)	(3,337.3)
Equity securities	(79.1)	(568.8)
Short-term investments - auction rate securities	—	(631.5)
Sales:
Fixed maturities	6,134.5	2,382.3
Equity securities	564.9	834.4
Short-term investments - auction rate securities	—	631.5
Maturities, paydowns, calls, and other:
Fixed maturities	534.7	337.5
Equity securities	—	82.4
Net purchases of short-term investments - other	(74.4)	(351.1)
Net unsettled security transactions	(119.1)	(494.7)
Purchases of property and equipment	(50.3)	(75.5)
Sales of property and equipment	1.0	.8

Net cash used in investing activities	(1,166.4)	(1,190.0)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	11.4	19.7
Tax benefit from exercise/vesting of stock-based compensation	2.9	8.4
Dividends paid to shareholders[1]	—	(98.3)
Acquisition of treasury shares	(93.4)	(177.5)

Net cash used in financing activities	(79.1)	(247.7)

Increase in cash	169.6	.8
Cash, January 1	2.9	5.8

Cash, September 30	$172.5	$6.6

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

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

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the results expected for the full year.

Subsequent events have been evaluated through November 9, 2009, the date the financial statements were issued via filing this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Note 2 Investments — The following table presents the composition of our investment portfolio by major security type consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2009
Fixed maturities:
U.S. government obligations	$5,444.4	$11.9	$(90.9)	$—	$5,365.4	36.6%
State and local government obligations	2,131.5	57.3	(14.8)	—	2,174.0	14.8
Corporate debt securities	1,026.3	47.5	(5.5)	—	1,068.3	7.3
Residential mortgage-backed securities	590.6	2.9	(82.2)	—	511.3	3.5
Commercial mortgage-backed securities	1,559.1	23.2	(47.3)	—	1,535.0	10.5
Other asset-backed securities	501.2	5.4	(2.3)	—	504.3	3.4
Redeemable preferred stocks	661.4	18.5	(109.4)	—	570.5	3.9
Other debt obligations	1.1	—	—	—	1.1	—

Total fixed maturities	11,915.6	166.7	(352.4)	—	11,729.9	80.0
Equity securities:
Nonredeemable preferred stocks	762.7	497.0	(5.8)	(9.1)	1,244.8	8.4
Common equities	290.4	179.6	(3.4)	—	466.6	3.2
Short-term investments:
Other short-term investments	1,227.9	—	—	—	1,227.9	8.4

Total portfolio[2,3]	$14,196.6	$843.3	$(361.6)	$(9.1)	$14,669.2	100.0%

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2008
Fixed maturities:
U.S. government obligations[4]	$2,281.0	$31.9	$(.4)	$—	$2,312.5	18.1%
State and local government obligations	3,099.6	21.2	(66.7)	—	3,054.1	24.0
Foreign government obligations	30.1	.3	—	—	30.4	.2
Corporate debt securities	857.8	1.5	(34.5)	—	824.8	6.5
Residential mortgage-backed securities	807.3	1.0	(62.2)	—	746.1	5.9
Commercial mortgage-backed securities	1,791.1	5.7	(70.3)	—	1,726.5	13.5
Other asset-backed securities	144.5	—	(4.1)	—	140.4	1.1
Redeemable preferred stocks	543.8	—	(14.2)	—	529.6	4.2
Other debt obligations	2.1	.9	—	—	3.0	—

Total fixed maturities	9,557.3	62.5	(252.4)	—	9,367.4	73.5
Equity securities:
Nonredeemable preferred stocks	1,357.0	1.3	(9.2)	(38.2)	1,310.9	10.3
Common equities	903.5	457.5	(38.4)	—	1,322.6	10.4
Short-term investments:
Other short-term investments	733.8	—	—	—	733.8	5.8

Total portfolio[2,3]	$12,551.6	$521.3	$(300.0)	$(38.2)	$12,734.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2008
Fixed maturities:
U.S. government obligations	$3,565.7	$129.0	$(1.1)	$—	$3,693.6	28.5%
State and local government obligations	3,041.4	53.1	(90.1)	—	3,004.4	23.1
Foreign government obligations	16.2	.2	—	—	16.4	.1
Corporate debt securities	692.1	1.6	(54.4)	—	639.3	4.9
Residential mortgage-backed securities	758.7	1.4	(137.1)	—	623.0	4.8
Commercial mortgage-backed securities	1,692.7	1.0	(243.7)	—	1,450.0	11.2
Other asset-backed securities	139.2	—	(10.1)	—	129.1	1.0
Redeemable preferred stocks	387.2	8.7	(8.0)	—	387.9	3.0
Other debt obligations	2.1	.9	—	—	3.0	—

Total fixed maturities	10,295.3	195.9	(544.5)	—	9,946.7	76.6
Equity securities:
Nonredeemable preferred stocks	1,131.3	73.5	(17.3)	(37.5)	1,150.0	8.9
Common equities	553.6	203.5	(29.3)	—	727.8	5.6
Short-term investments:
Other short-term investments	1,153.6	—	—	—	1,153.6	8.9

Total portfolio[2,3]	$13,133.8	$472.9	$(591.1)	$(37.5)	$12,978.1	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At September 30, 2009 and December 31, 2008, we had $135.1 million and $254.2 million, respectively, of net unsettled security purchases (offset in other liabilities). At September 30, 2008, we had $484.7 million of net unsettled security sales (offset in other assets) and $67.0 million of other net unsettled security transactions (offset in other liabilities).

[3]

Includes $0.9 billion at September 30, 2009, and $1.0 billion at both September 30, 2008 and December 31, 2008, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

[4]

Balance at September 30, 2008 includes $49.1 million of collateral in the form of Treasury Notes delivered to a counterparty on a derivative position; the position was closed in the fourth quarter 2008. See the Derivative Instruments section below for further discussion.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Our fixed-maturity securities include debt securities and redeemable preferred stocks. At September 30, 2009, September 30, 2008, and December 31, 2008, the nonredeemable preferred stock portfolio included $11.4 million, $55.4 million, and $53.0 million, respectively, of hybrid securities (i.e., perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks). Common equities include common stocks and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds). Our other short-term investments include Eurodollar deposits, commercial paper, and other investments which are expected to mature within one year.

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

Other-than-Temporary Impairment (OTI) For the second quarter 2009, we adopted the new accounting standards related to OTI that provide guidance in determining whether impairments in debt securities are other-than-temporary and require additional disclosures relating to OTI and unrealized losses on investments; the new standards did not change the impairment model for equity securities. Pursuant to the new standard, we analyze our debt securities to determine if we intend to sell, or if it is more likely than not that we will be required to sell, the security prior to recovery and, if so, we write down the security to its current fair value with the entire amount of the write-down recorded to earnings. To the extent that it is more likely than not that we will hold the debt security until recovery (which could be maturity), we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we recognize that portion of the impairment in earnings, with the balance (i.e., non-credit related impairment) recognized as part of our net unrealized gains (losses) in other comprehensive income.

In addition, the new guidance requires that, during the initial period of adoption, we record a cumulative effect of change in accounting principle to reclassify the non-credit component of a previously recognized OTI from retained earnings to other comprehensive income. Based on our review of OTI losses on securities held at March 31, 2009, we reclassified $189.6 million (or $291.8 million on a pretax basis) from retained earnings to accumulated other comprehensive income (loss) during the second quarter 2009.

Under the new accounting guidance, we are required to separate our OTI losses between those related to a credit loss and the portion that was a non-credit related impairment. The following table shows our OTI losses under this guidance for the periods ended September 30, 2009:

	Three Months			Six Months[1]
(millions)	Total OTI	Credit Related and Other OTI (Income Statement)	Non-Credit Related (Balance Sheet)	Total OTI	Credit Related and Other OTI (Income Statement)	Non-Credit Related (Balance Sheet)
Fixed maturities:
Residential mortgage-backed:
Bifurcated	$14.6	$2.2	$12.4	$52.9	$16.7	$36.2
Non-bifurcated[2]	—	—	—	14.2	14.2	—

Total fixed maturities	14.6	2.2	12.4	67.1	30.9	36.2
Nonredeemable preferred stocks[3]	5.6	5.6	NA	5.6	5.6	NA
Common stocks	—	—	NA	1.3	1.3	NA

Total	$20.2	$7.8	$12.4	$74.0	$37.8	$36.2

NA = Not Applicable

[1]	Reflects the period of time from the adoption of the new accounting standards, which was effective beginning in the second quarter 2009.
[2]	Represents securities where our total OTI was credit related; no unrealized losses are recorded as a component of accumulated other comprehensive income.
[3]	Write-down was due to weakened issuer fundamentals.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The following table provides a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTI loss was recognized in accumulated other comprehensive income:

	Six Months[1]
(millions)	Corporate Debt	Residential Mortgage- Backed	Total
Beginning balance at April 1, 2009	$6.5	$24.2	$30.7
Credit losses for which an OTI was previously recognized[2]	—	1.4	1.4
Credit losses for which an OTI was not previously recognized[2]	—	15.3	15.3

Ending balance at September 30, 2009	$6.5	$40.9	$47.4

	Three Months
(millions)	Corporate Debt	Residential Mortgage- Backed	Total
Beginning balance at July 1, 2009	$6.5	$38.7	$45.2
Credit losses for which an OTI was previously recognized[2]	—	1.5	1.5
Credit losses for which an OTI was not previously recognized[2]	—	.7	.7

Ending balance at September 30, 2009	$6.5	$40.9	$47.4

[1]	Reflects the period since adoption of the new accounting standards, which was effective beginning in the second quarter 2009.
[2]	Amounts reflect credit losses taken during the period on securities held and in an unrealized loss position at September 30, 2009.

At September 30, 2009, we did not intend to sell the fixed-maturity securities on which a credit loss was recognized, and determined that it is more likely than not that we will not be required to sell the securities prior to the recovery (which could be maturity) of their respective cost bases.

In order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired during the third quarter 2009, we considered a number of factors and inputs related to the individual securities. During the third quarter 2009, all of the securities that comprise the $2.2 million in credit losses were within the home-equity residential mortgage-backed portfolio. The methodology and significant inputs used to measure the amount of credit losses in this portfolio included: current performance indicators on the underlying assets (i.e., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit losses, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current implied yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written-down to its net present value level.

Gross Unrealized Losses As of September 30, 2009, we had $358.2 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities and nonredeemable preferred stocks) and $3.4 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index, as long as the portfolio and index correlation remain similar. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The following tables show the composition of gross unrealized losses by major security type by the length of time that individual securities have been in a continuous unrealized loss position:

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Fixed maturities:
U.S. government obligations	$3,842.3	$(90.9)	$3,614.2	$(85.6)	$228.1	$(5.3)
State and local government obligations	684.3	(14.8)	23.7	(.1)	660.6	(14.7)
Corporate debt securities	203.3	(5.5)	83.4	(.8)	119.9	(4.7)
Residential mortgage-backed securities	386.8	(82.2)	26.0	(2.2)	360.8	(80.0)
Commercial mortgage-backed securities	572.8	(47.3)	30.7	(.6)	542.1	(46.7)
Other asset-backed securities	104.2	(2.3)	93.5	(.3)	10.7	(2.0)
Redeemable preferred stocks	504.2	(109.4)	16.8	(3.1)	487.4	(106.3)

Total fixed maturities	6,297.9	(352.4)	3,888.3	(92.7)	2,409.6	(259.7)
Equity securities:
Nonredeemable preferred stocks	51.4	(5.8)	1.0	(.4)	50.4	(5.4)
Common equities	35.2	(3.4)	21.0	(1.8)	14.2	(1.6)

Total equity securities	86.6	(9.2)	22.0	(2.2)	64.6	(7.0)

Total portfolio	$6,384.5	$(361.6)	$3,910.3	$(94.9)	$2,474.2	$(266.7)

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2008
Fixed maturities:
U.S. government obligations	$34.8	$(.4)	$34.8	$(.4)	$—	$—
State and local government obligations	1,544.2	(66.7)	1,218.9	(50.9)	325.3	(15.8)
Corporate debt securities	652.4	(34.5)	482.9	(20.3)	169.5	(14.2)
Residential mortgage-backed securities	723.3	(62.2)	522.0	(42.2)	201.3	(20.0)
Commercial mortgage-backed securities	1,626.6	(70.3)	1,106.7	(35.2)	519.9	(35.1)
Other asset-backed securities	127.6	(4.1)	114.1	(2.9)	13.5	(1.2)
Redeemable preferred stocks	515.2	(14.2)	216.5	(14.1)	298.7	(.1)

Total fixed maturities	5,224.1	(252.4)	3,695.9	(166.0)	1,528.2	(86.4)
Equity securities:
Nonredeemable preferred stocks	334.9	(9.2)	128.9	(5.1)	206.0	(4.1)
Common equities	217.5	(38.4)	202.7	(36.5)	14.8	(1.9)

Total equity securities	552.4	(47.6)	331.6	(41.6)	220.8	(6.0)

Total portfolio	$5,776.5	$(300.0)	$4,027.5	$(207.6)	$1,749.0	$(92.4)

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Fixed maturities:
U.S. government obligations	$232.5	$(1.1)	$232.5	$(1.1)	$—	$—
State and local government obligations	1,100.6	(90.1)	274.8	(17.9)	825.8	(72.2)
Corporate debt securities	493.1	(54.4)	278.3	(27.4)	214.8	(27.0)
Residential mortgage-backed securities	592.8	(137.1)	219.1	(41.4)	373.7	(95.7)
Commercial mortgage-backed securities	1,422.1	(243.7)	842.9	(116.7)	579.2	(127.0)
Other asset-backed securities	128.8	(10.1)	117.7	(7.4)	11.1	(2.7)
Redeemable preferred stocks	60.6	(8.0)	60.6	(8.0)	—	—

Total fixed maturities	4,030.5	(544.5)	2,025.9	(219.9)	2,004.6	(324.6)
Equity securities:
Nonredeemable preferred stocks	437.6	(17.3)	305.4	(13.2)	132.2	(4.1)
Common equities	123.2	(29.3)	110.5	(26.5)	12.7	(2.8)

Total equity securities	560.8	(46.6)	415.9	(39.7)	144.9	(6.9)

Total portfolio	$4,591.3	$(591.1)	$2,441.8	$(259.6)	$2,149.5	$(331.5)

Included in gross unrealized losses at September 30, 2009, was $21.4 million related to securities for which a portion of the OTI loss was recorded in earnings as a credit loss. The fair value and gross unrealized losses for these securities were comprised of the following:

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Residential mortgage-backed securities	$50.7	$(21.4)	$—	$—	$50.7	$(21.4)

Total fixed maturities	$50.7	$(21.4)	$—	$—	$50.7	$(21.4)

Trading Securities At September 30, 2009, September 30, 2008, and December 31, 2008, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2009 and 2008.

Derivative Instruments We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, and cash flow hedges. In addition, during 2009, we invested in equity options as an economic, forecasted forward sale.

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

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The following table shows the status of our derivative instruments at September 30, 2009, September 30, 2008, and December 31, 2008, and for the three and nine months ended September 30, 2009 and 2008; amounts are on a pretax basis:

(millions)					Balance Sheet				Income Statement
	Notional Value					Fair Value			Net Realized Gains (Losses) on Securities
	Sept. 30,		Dec. 31,			Sept. 30,		Dec. 31,	Three months ended Sept. 30,		Nine months ended Sept. 30,
Derivatives designated as:	2009	2008	2008	Purpose	Classification	2009	2008	2008	2009	2008	2009	2008
Hedging instruments
Foreign currency cash flow hedge	$—	$—	$8	Forecasted transaction	Accumulated other comprehensive income	$.9	$—	$.2	$—	$—	$—	$—

Non-hedging instruments
Assets:
Interest rate swaps	—	1,275	1,800	Manage portfolio duration	Investments - fixed maturities	—	17.2	96.3	—	12.1	—	22.2

Corporate credit default swaps	—	520	—	Manage credit risk	Investments - fixed maturities	—	23.5	—	—	21.2	—	21.2

Liabilities:
Interest rate swaps	228	—	—	Manage portfolio duration	Other liabilities	(2.1)	—	—	5.2	—	(.6)	—

Corporate credit default swaps	25	—	25	Manage credit risk	Other liabilities	(.8)	—	(.5)	(.3)	—	(.5)	—

Asset-backed credit default swaps	—	140	—	General portfolio investing	Other liabilities	—	(83.0)	—	—	4.1	—	(22.1)

Closed:
Interest rate swaps	3,958	1,550	—	Manage portfolio duration	—	—	—	—	6.4	—	6.9	57.1

Corporate credit default swaps	7	50	—	Manage credit risk	—	—	—	—	—	30.8	(.4)	30.8

Equity options (a) (177,190 contracts)	NA	NA	NA	Manage price risk	—	—	—	—	1.5	—	(9.1)	—

Total	NA	NA	NA			$(2.0)	$(42.3)	$96.0	$12.8	$68.2	$(3.7)	$109.2

(a)	Each contract is equivalent to 100 shares of common stock of the issuer; we had no option activity in 2008.

NA = Not Applicable

CASH FLOW HEDGES

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We will defer the pretax gain or loss on this hedge and report the amount in accumulated other comprehensive income. During the third quarter 2009, we closed our hedge position and the pretax gain on the hedge will remain in accumulated other comprehensive income until we incur foreign expenses when we start writing business.

INTEREST RATE SWAPS

During the periods ended September 30, 2009, September 30, 2008, and December 31, 2008, we invested in interest rate swap positions primarily to manage the fixed-income portfolio duration. As of September 30, 2009, we delivered less than $0.1 million in cash collateral to the counterparties on our open interest rate swap positions. As of September 30, 2008 and December 31, 2008, we had received $37.2 million and $79.6 million, respectively, in cash collateral from the counterparties on our then open interest rate swap positions, which amounts were invested in short-term securities.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended September 30, 2009 and December 31, 2008, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector where we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on our preferred stock due to potential credit impairment of the issuer. Additionally, during the third quarter 2009, we closed a position where we bought credit default protection in the form of credit default swaps for a 2-year time horizon on one corporate issuer within the industrial sector. We paid $0.6 million in upfront cash when we entered the 2-year exposure position, which was offset against our then open exposure. During the period ended September 30, 2008, we held open positions where we bought credit default protection in the form of credit default swaps for 3-year and 5-year time horizons on debt issuances of ten different corporate issuers within the financial services sector. We purchased the protection to reduce our overall financial sector exposure given the heightened risk in the financial markets and our exposure to financial firms.

EQUITY OPTIONS

During the quarter ended September 30, 2009, we closed positions where we simultaneously sold and purchased a substantially equivalent amount of call and put options, respectively, on Citigroup common stock, related to one of our preferred stock holdings. The purpose of this transaction was to effect a forward sale of a portion of the common stock we expected to receive from Citigroup resulting from the conversion of our preferred stock holding into common stock pursuant to Citigroup’s exchange that occurred during the third quarter 2009. All of the common stock we received from the preferred stock conversion into common stock was sold by the end of the third quarter. This was achieved through matching the strike price and term of the option contracts and was meant to offset the downside price risk of the common stock during the time period pending the exchange. As of September 30, 2009, we did not have any collateral deliveries related to this position outstanding as the position was closed.

ASSET-BACKED CREDIT DEFAULT SWAPS

We held no asset-backed credit default swap positions during the first nine months of 2009. During the first nine months of 2008, we held a position for which we sold credit protection in the form of a credit default swap comprised of a basket of 20 asset-backed bonds supported by sub-prime mortgage loans. We covered the credit default swap’s notional exposure by acquiring U.S. Treasury Notes of equal maturity and principal amount and reducing our overall exposure with any upfront cash received. During the fourth quarter 2008, we closed our entire asset-backed credit default swap position. As a result, we did not have any collateral deliveries related to this position outstanding at September 30, 2009 or December 31, 2008, compared to $62.6 million of delivered collateral ($49.1 million of U.S. Treasury Notes and $13.5 million of cash) at September 30, 2008.

Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:

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

During the second quarter 2009, we adopted the recently issued fair value guidance, pursuant to generally accepted accounting principles, that requires us to evaluate whether a market is distressed or inactive in determining the fair value for our portfolio. Based on this new guidance, we added to our review certain additional market level inputs to evaluate whether sufficient activity, volume, and new issuances existed to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2009
Fixed maturities:
U.S. government obligations	$5,365.4	$—	$—	$5,365.4	$5,444.4
State and local government obligations	—	2,174.0	—	2,174.0	2,131.5
Corporate and other debt securities	—	1,040.6	28.8	1,069.4	1,027.4
Asset-backed securities:
Residential mortgage-backed	—	492.8	18.5	511.3	590.6
Commercial mortgage-backed obligations	—	1,052.2	23.9	1,076.1	1,095.1
Commercial mortgage-backed obligations: interest only	—	458.9	—	458.9	464.0
Other asset-backed	—	496.0	8.3	504.3	501.2

Total asset-backed securities	—	2,499.9	50.7	2,550.6	2,650.9

Redeemable preferred stocks:
Financials	17.0	220.1	—	237.1	277.2
Utilities	—	68.4	—	68.4	73.7
Industrials	—	213.9	51.1	265.0	310.5

Total redeemable preferred stocks	17.0	502.4	51.1	570.5	661.4

Total fixed maturities	5,382.4	6,216.9	130.6	11,729.9	11,915.6

Equity securities:
Nonredeemable preferred stocks:
Agencies	2.9	—	—	2.9	.9
Financials	523.2	549.9	—	1,073.1	595.5
Utilities	—	58.7	—	58.7	50.8
Industrials	—	—	110.1	110.1	115.5

Total nonredeemable preferred stocks	526.1	608.6	110.1	1,244.8	762.7

Common equities:
Common stock	453.6	—	—	453.6	284.8
Other risk investments	—	—	13.0	13.0	5.6

Total common equities	453.6	—	13.0	466.6	290.4

	$6,362.1	$6,825.5	$253.7	13,441.3	12,968.7

Other short-term investments[1]				1,227.9	1,227.9

Total portfolio				$14,669.2	$14,196.6

Debt[2]				$2,138.9	$2,176.8

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2008
Fixed maturities:
U.S. government obligations	$2,312.5	$—	$—	$2,312.5	$2,281.0
State and local government obligations	—	3,054.1	—	3,054.1	3,099.6
Foreign government obligations	—	30.4	—	30.4	30.1
Corporate and other debt securities	—	797.6	30.2	827.8	859.9
Asset-backed securities:
Residential mortgage-backed	—	731.4	14.7	746.1	807.3
Commercial mortgage-backed obligations	—	1,126.7	37.0	1,163.7	1,205.3
Commercial mortgage-backed obligations: interest only	—	556.2	6.6	562.8	585.8
Other asset-backed	—	126.9	13.5	140.4	144.5

Total asset-backed securities	—	2,541.2	71.8	2,613.0	2,742.9

Redeemable preferred stocks:
Financials	14.4	198.9	—	213.3	213.3
Utilities	—	62.9	—	62.9	68.2
Industrials	—	253.4	—	253.4	262.3

Total redeemable preferred stocks	14.4	515.2	—	529.6	543.8

Total fixed maturities	2,326.9	6,938.5	102.0	9,367.4	9,557.3

Equity securities:
Nonredeemable preferred stocks:
Agencies	—	15.7	—	15.7	15.7
Financials	481.5	634.9	—	1,116.4	1,157.6
Utilities	—	66.6	—	66.6	68.2
Industrials	—	112.2	—	112.2	115.5

Total nonredeemable preferred stocks	481.5	829.4	—	1,310.9	1,357.0

Common equities:
Common stock	1,309.0	—	—	1,309.0	897.7
Other risk investments	—	—	13.6	13.6	5.8

Total common equities	1,309.0	—	13.6	1,322.6	903.5

	$4,117.4	$7,767.9	$115.6	12,000.9	11,817.8

Other short-term investments[1]				733.8	733.8

Total portfolio				$12,734.7	$12,551.6

Debt[2]				$1,833.4	$2,175.1

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2008
Fixed maturities:
U.S. government obligations	$3,693.6	$—	$—	$3,693.6	$3,565.7
State and local government obligations	—	3,004.4	—	3,004.4	3,041.4
Foreign government obligations	—	16.4	—	16.4	16.2
Corporate and other debt securities	—	615.1	27.2	642.3	694.2
Asset-backed securities:
Residential mortgage-backed	—	622.7	.3	623.0	758.7
Commercial mortgage-backed obligations	—	934.9	21.8	956.7	1,160.0
Commercial mortgage-backed obligations: interest only	—	488.7	4.6	493.3	532.7
Other asset-backed	—	118.1	11.0	129.1	139.2

Total asset-backed securities	—	2,164.4	37.7	2,202.1	2,590.6

Redeemable preferred stocks:
Financials	12.1	155.7	—	167.8	166.1
Utilities	—	37.0	—	37.0	37.0
Industrials	—	138.4	44.7	183.1	184.1

Total redeemable preferred stocks	12.1	331.1	44.7	387.9	387.2

Total fixed maturities	3,705.7	6,131.4	109.6	9,946.7	10,295.3

Equity securities:
Nonredeemable preferred stocks:
Agencies	—	1.0	—	1.0	1.0
Financials	477.2	505.9	—	983.1	960.3
Utilities	—	53.6	—	53.6	54.5
Industrials	—	—	112.3	112.3	115.5

Total nonredeemable preferred stocks	477.2	560.5	112.3	1,150.0	1,131.3

Common equities:
Common stock	714.3	—	—	714.3	547.8
Other risk investments	—	—	13.5	13.5	5.8

Total common equities	714.3	—	13.5	727.8	553.6

	$4,897.2	$6,691.9	$235.4	11,824.5	11,980.2

Other short-term investments[1]				1,153.6	1,153.6

Total portfolio				$12,978.1	$13,133.8

Debt[2]				$1,581.6	$2,175.5

[1]	Due to the underlying nature of these securities, cost approximates fair value.
[2]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from publicly quoted sources.

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

At September 30, 2009, vendor-quoted prices represented approximately 93% of our Level 1 classifications, compared to 74% at December 31, 2008, and 56% at September 30, 2008. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The increase in Level 1 percentages for the periods reported above was the result of increasing our holdings in U.S. Treasury Notes reflecting our decision to reduce valuation volatility risk in the current environment. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. At September 30, 2009, vendor-quoted prices comprised 92% of our Level 2 classifications, compared to 97% at December 31, 2008, and 96% at September 30, 2008. We reviewed independent documentation detailing the

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their processes due to the recent market events. During 2009 and 2008, we reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a source for market level valuations, despite being below historical averages.

At September 30, 2009, broker-quoted prices represented the remaining 8% of our Level 2 classifications, compared to 3% at December 31, 2008, and 4% at September 30, 2008. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar characteristic securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker quote for a security, when we feel it is necessary. In addition, from time to time, we will receive a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe this additional step helps to ensure that we are reporting the most representative price and validates our pricing methodology.

To the extent the inputs used by external pricers are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2009 and 2008, as well as December 31, 2008, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) lower rated non-investment-grade securities, where little liquidity exists. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At September 30, 2009 and December 31, 2008, our nonredeemable preferred stocks listed as Level 3 represented three issues of a single issuer for which, based on illiquidity in the general preferred stock market and the lack of recent trading activity on these specific issues, we concluded the valuation warranted this lower classification. There were no preferred stocks listed as Level 3 at September 30, 2008. Lastly, at September 30, 2009 and 2008, as well as December 31, 2008, one private common equity security with an aggregate value of $10.2 million was priced internally.

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

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months and nine months ended September 30, 2009 and 2008:

	Level 3 Fair Value Nine months ended September 30, 2009
(millions)	Fair value at December 31, 2008	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Transfers in (out)[1]	Fair value at September 30, 2009
Fixed maturities:
Corporate debt securities	$27.2	$—	$—	$(1.1)	$(1.8)	$4.5	$—	$28.8
Asset-backed securities:
Residential mortgage-backed	.3	—	18.2	—	—	—	—	18.5
Commercial mortgage-backed	21.8	(.1)	—	—	—	3.7	(1.5)	23.9
Commercial mortgage-backed: interest-only	4.6	(.7)	—	—	—	1.8	(5.7)	—
Other asset-backed	11.0	(2.6)	11.0	—	—	(.1)	(11.0)	8.3

Total asset-backed securities	37.7	(3.4)	29.2	—	—	5.4	(18.2)	50.7

Redeemable preferred stocks:
Industrials	44.7	—	—	—	—	6.4	—	51.1

Total redeemable preferred stocks	44.7	—	—	—	—	6.4	—	51.1

Total fixed maturities	109.6	(3.4)	29.2	(1.1)	(1.8)	16.3	(18.2)	130.6
Nonredeemable preferred stocks:
Industrials	112.3	—	—	—	—	(2.2)	—	110.1

Total nonredeemable preferred stocks	112.3	—	—	—	—	(2.2)	—	110.1

Common equities:
Other risk investments	13.5	(.1)	—	—	—	(.4)	—	13.0

Total common equities	13.5	(.1)	—	—	—	(.4)	—	13.0

Total level 3 securities	$235.4	$(3.5)	$29.2	$(1.1)	$(1.8)	$13.7	$(18.2)	$253.7

	Level 3 Fair Value Three months ended September 30, 2009
(millions)	Fair value at June 30, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Transfers in (out)[1]	Fair value at September 30, 2009
Fixed maturities:
Corporate debt securities	$27.4	$—	$—	$(1.1)	$(1.8)	$4.3	$—	$28.8
Asset-backed securities:
Residential mortgage-backed	.3	—	18.2	—	—	—	—	18.5
Commercial mortgage-backed	18.2	—	—	—	—	5.7	—	23.9
Commercial mortgage-backed: interest-only	4.8	(.2)	—	—	—	1.1	(5.7)	—
Other asset-backed	19.8	(1.0)	—	—	—	.5	(11.0)	8.3

Total asset-backed securities	43.1	(1.2)	18.2	—	—	7.3	(16.7)	50.7

Redeemable preferred stocks:
Industrials	49.0	—	—	—	—	2.1	—	51.1

Total redeemable preferred stocks	49.0	—	—	—	—	2.1	—	51.1

Total fixed maturities	119.5	(1.2)	18.2	(1.1)	(1.8)	13.7	(16.7)	130.6
Nonredeemable preferred stocks:
Industrials	112.2	—	—	—	—	(2.1)	—	110.1

Total nonredeemable preferred stocks	112.2	—	—	—	—	(2.1)	—	110.1

Common equities:
Other risk investments	13.1	—	—	—	—	(.1)	—	13.0

Total common equities	13.1	—	—	—	—	(.1)	—	13.0

Total level 3 securities	$244.8	$(1.2)	$18.2	$(1.1)	$(1.8)	$11.5	$(16.7)	$253.7

[1]	Represents movement between the fair value hierarchy levels during 2009, reflecting changes in the inputs used to measure fair value during the period.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

	Level 3 Fair Value Nine months ended September 30, 2008
(millions)	Fair value at December 31, 2007	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Transfers in (out)[1]	Fair value at September 30, 2008
Fixed maturities:
Corporate debt securities	$29.9	$—	$—	$—	$—	$.3	$—	$30.2
Asset-backed securities:
Residential mortgage-backed	.5	(4.1)	—	—	—	(5.8)	24.1	14.7
Commercial mortgage-backed	46.6	(.4)	—	—	—	(9.2)	—	37.0
Commercial mortgage-backed: interest-only	11.8	(1.0)	—	—	—	(4.2)	—	6.6
Other asset-backed	30.6	(3.1)	—	(14.3)	.5	(.2)	—	13.5

Total asset-backed securities	89.5	(8.6)	—	(14.3)	.5	(19.4)	24.1	71.8

Redeemable preferred stocks:
Total fixed maturities	119.4	(8.6)	—	(14.3)	.5	(19.1)	24.1	102.0
Nonredeemable preferred stocks:
Industrials	115.6	—	—	—	—	—	(115.6)	—

Total nonredeemable preferred stocks	115.6	—	—	—	—	—	(115.6)	—

Common equities:
Other risk investments	13.7	(.7)	—	—	—	.6	—	13.6

Total common equities	13.7	(.7)	—	—	—	.6	—	13.6

Total level 3 securities	$248.7	$(9.3)	$—	$(14.3)	$.5	$(18.5)	$(91.5)	$115.6

	Level 3 Fair Value Three months ended September 30, 2008
(millions)	Fair value at June 30, 2008	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Transfers in (out)[1]	Fair value at September 30, 2008
Fixed maturities:
Corporate debt securities	$30.1	$—	$—	$—	$—	$.1	$—	$30.2
Asset-backed securities:
Residential mortgage-backed	42.1	(1.4)	—	—	—	(3.4)	(22.6)	14.7
Commercial mortgage-backed	40.7	—	—	—	—	(3.7)	—	37.0
Commercial mortgage-backed: interest-only	7.8	(.4)	—	—	—	(.8)	—	6.6
Other asset-backed	28.6	(1.5)	—	(14.3)	.5	.2	—	13.5

Total asset-backed securities	119.2	(3.3)	—	(14.3)	.5	(7.7)	(22.6)	71.8

Redeemable preferred stocks:
Total fixed maturities	149.3	(3.3)	—	(14.3)	.5	(7.6)	(22.6)	102.0
Nonredeemable preferred stocks:
Common equities:
Other risk investments	13.8	(.7)	—	—	—	.5	—	13.6

Total common equities	13.8	(.7)	—	—	—	.5	—	13.6

Total level 3 securities	$163.1	$(4.0)	$—	$(14.3)	$.5	$(7.1)	$(22.6)	$115.6

[1]	Represents movement between the fair value hierarchy levels during 2008, reflecting changes in the inputs used to measure fair value during the period.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 4 Debt — Debt consisted of:

	September 30, 2009		September 30, 2008		December 31, 2008
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$349.1	$365.1	$348.8	$359.9	$348.9	$355.3
7% Notes due 2013	149.4	163.3	149.3	156.6	149.3	154.3
6 5/8% Senior Notes due 2029	294.7	325.0	294.5	279.2	294.6	272.0
6.25% Senior Notes due 2032	394.1	425.6	394.0	356.1	394.0	350.0
6.70% Fixed-to-Floating Rate Junior
Subordinated Debentures due 2067	989.5	859.9	988.5	681.6	988.7	450.0

Total	$2,176.8	$2,138.9	$2,175.1	$1,833.4	$2,175.5	$1,581.6

On December 31, 2008, we entered into a 364-Day Secured Liquidity Credit Facility Agreement with National City Bank (NCB). Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to NCB’s discretion. In conjunction with this agreement, we deposited $125 million into an FDIC-insured deposit account at NCB in January 2009 to provide us with additional cash availability in the event of a disruption to our cash management operations. Our access to these funds is unrestricted. However, if we withdraw funds from this account for any reason other than in connection with such a disruption in our cash management operations, the availability of borrowings under the NCB credit facility will be reduced on a dollar-for-dollar basis until such time as we replenish the funds to the deposit account. The credit facility will expire on December 31, 2009, unless earlier terminated according to its terms. We had no borrowings under this arrangement in 2008 or through the first nine months of 2009.

Note 5 Income Taxes — During the third quarter 2009, as a result of improved investment market conditions, we reversed the remaining valuation allowance on our deferred tax asset, which reduced the provision for income taxes by $18.0 million. Management believes it is more likely than not that the full amount of the deferred tax asset will ultimately be realized. We will continue to evaluate our deferred tax assets to determine if any changes to the valuation allowance are necessary.

There have been no material changes in our uncertain tax positions during the quarter ended September 30, 2009.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits, including $125 million on deposit with National City Bank (see Note 4 – Debt for additional discussion). We paid income taxes of $368.2 million and $223.0 million during the nine months ended September 30, 2009 and 2008, respectively. Total interest paid was $93.4 million for both the nine months ended September 30, 2009 and 2008. Non-cash activity includes changes in net unrealized gains (losses) on investment securities.

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

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,819.3	$110.0	$1,840.5	$75.7	$5,463.1	$419.8	$5,534.5	$283.7
Direct	1,224.9	86.0	1,129.1	77.3	3,601.6	270.7	3,336.2	211.2

Total Personal Lines[1]	3,044.2	196.0	2,969.6	153.0	9,064.7	690.5	8,870.7	494.9
Commercial Auto	395.4	50.4	441.1	13.6	1,211.0	162.9	1,331.1	73.4
Other indemnity	5.8	3.4	5.5	.8	17.7	6.2	15.6	1.0

Total underwriting operations	3,445.4	249.8	3,416.2	167.4	10,293.4	859.6	10,217.4	569.3
Service businesses	4.5	(1.0)	3.8	(2.2)	12.1	(2.7)	12.4	(4.1)
Investments[2]	161.4	158.5	(1,209.9)	(1,211.9)	357.5	349.4	(897.2)	(903.6)
Interest expense	—	(35.3)	—	(34.2)	—	(103.7)	—	(102.8)

Consolidated total	$3,611.3	$372.0	$2,210.1	$(1,080.9)	$10,663.0	$1,102.6	$9,332.6	$(441.2)

[1]

Private passenger automobile insurance accounted for 90% of the total Personal Lines segment net premiums earned in all periods; insurance for our special lines products (e.g., motorcycles, ATVs, recreational vehicles (RV), mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	6.1%	93.9	4.1%	95.9	7.7%	92.3	5.1%	94.9
Direct	7.0	93.0	6.8	93.2	7.5	92.5	6.3	93.7
Total Personal Lines	6.4	93.6	5.2	94.8	7.6	92.4	5.6	94.4
Commercial Auto	12.7	87.3	3.1	96.9	13.5	86.5	5.5	94.5
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.3	92.7	4.9	95.1	8.4	91.6	5.6	94.4

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 8 Comprehensive Income (Loss) — Total comprehensive income (loss) was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2009	2008	2009	2008
Net income (loss)	$269.9	$(684.2)	$752.5	$(229.3)
After-tax changes in (excluding cumulative effect adjustment):
Net unrealized gains (losses) on securities	367.5		603.0
Portion of OTI losses recognized in other comprehensive income	(8.0)		(23.5)

Total net unrealized gains (losses) on securities	359.5	128.5	579.5	(321.1)
Net unrealized gains on forecasted transactions	(.9)	(.7)	(1.9)	(2.2)

Comprehensive income (loss)	$628.5	$(556.4)	$1,330.1	$(552.6)

Note 9 Dividends — Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2009, the Board determined the target percentage to be 20% of annual after-tax underwriting income.

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This dividend program is consistent with the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Through the third quarter 2009, the Gainshare factor was .69. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor at the end of any interim period.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or our after-tax comprehensive income (see Note 8 - Comprehensive Income (Loss)) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and is subject to the above limitations, the Board is expected to declare the 2009 annual dividend in December 2009 with a record date in January 2010 and payment shortly thereafter.

In January 2008, Progressive paid $98.3 million, or $.145 per common share, pursuant to a December 2007 declaration by the Board of Directors under our annual variable dividend policy. However, no dividend was declared for 2008, since we generated a comprehensive loss for the year. For the nine months ended September 30, 2009, our after-tax comprehensive income was $1,330.1 million, which is higher than the $558.7 million of after-tax underwriting income for the same period.

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

I. OVERVIEW

In the third quarter 2009, we achieved growth in both premiums and policies in force, and reported net income of $269.9 million, or $.40 per share. During the quarter, The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 7.3%, or $249.8 million on a pretax basis. Our investment operations earned pretax net investment income of $158.5 million. During the third quarter last year, we incurred a net loss of $(684.2) million, or $(1.03) per share, reflecting over $1.4 billion of write-downs on securities determined to be other-than-temporarily impaired.

A. Operations

During the third quarter 2009, we realized a year-over-year increase of 1% in net premiums written, led by a solid increase in our Direct auto business, offset by the continued decline in our Commercial Auto business. Net premiums earned were also up 1% for the quarter, compared to last year. Companywide policies in force increased 4% over the third quarter last year. Policies in force grew 13% in our Direct auto business and 3% in our special lines products, while our Agency auto and Commercial Auto businesses experienced decreases in policies in force of 1% and 5%, respectively.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a quarter-over-prior-year-quarter basis, companywide new business applications were up 6%, while renewal applications increased 5%. Our Direct auto business experienced double-digit increases in both new and renewal applications, compared to the third quarter last year. The new business acquisition in our Agency auto business was up 7%, while renewal business was down slightly. Our Commercial Auto business continues to be a challenge, as it is still being adversely affected by the downturn in the economy, primarily in the housing and construction sectors, with new and renewal applications decreasing 7% and 2%, respectively.

We have several initiatives underway aimed at providing consumers with distinctive new auto insurance options, including Name Your Price® (a program that provides Direct auto consumers the opportunity to design a quote based on the price they would like to pay for auto insurance), a new product in our Agency auto business that is designed to help improve competitiveness through further price segmentation, and the expansion of MyRate® (our usage-based insurance product). These initiatives are being rolled out and may not be available in all states.

On a quarter-over-prior-year-quarter basis, for the third quarter 2009, our total auto written premium per policy decreased about 3% despite a slight increase in filed rates, reflecting shifts in the mix of business. We have seen average written premium per policy remain relatively flat for our Agency auto and special lines products, while premiums per policy are down in both Direct auto and Commercial Auto. We continue to evaluate future rate needs and intend to react quickly as we recognize changing trends.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. The policy life expectancy for our Agency and Direct auto businesses continues to be higher on a year-over-year basis and is now about 2% and 5%, respectively, higher than at the end of the third quarter last year. Our special lines products policy life expectancy was down 1%, while Commercial Auto’s policy life expectancy was about the same as in the third quarter last year.

Our 7.3% companywide underwriting profit margin for the third quarter 2009 exceeded our target of 4% and was a 2.4 point improvement over the third quarter last year. All businesses performed better than their profitability targets. During the third quarter 2009, we experienced 2.5 points of favorable prior accident year development, compared to 0.2 points in the third quarter last year. The third quarter 2009 development was primarily in our personal auto business; on a year-to-date basis, the favorable development of 0.7 points is split almost evenly between our Personal Lines and Commercial Auto products. During the third quarter 2009, as compared to the third quarter last year, our personal auto paid severity decreased about 3%. Our third quarter 2009 incurred auto accident frequency on a calendar-year basis increased nearly 5% over the third quarter 2008, reflecting increases in frequency in all of our coverages except collision; year-over-year, our frequency was up about 3% from last year.

B. Investments and Capital Management

The fair value of our investment portfolio was $14.7 billion at September 30, 2009. At the end of the third quarter 2009, our asset allocation strategy was to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), with the balance (75%-100%) of our portfolio in Group II securities (i.e., all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, corporate debt, as well as short-term investments). At September 30, 2009, our portfolio was allocated 18% to Group I and 82% to Group II.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of +5.3% for the third quarter 2009, with both common stocks (+16.0%) and fixed-income securities (+4.9%) contributing to the total. At September 30, 2009, the fixed-income portfolio duration was 2.5 years with a weighted average credit quality of AA.

During the third quarter 2009, we recorded $7.8 million of other-than-temporary impairment losses on our investment portfolio. The write-downs were within our nonredeemable preferred stock portfolio ($5.6 million) and our structured debt portfolio ($2.2 million).

As a result of the improved investment market conditions during the third quarter 2009, we reversed the remaining valuation allowance on our deferred tax asset, which reduced the provision for income taxes by $18.0 million. Management believes it is more likely than not that the deferred tax asset will be fully realized in future accounting periods.

Our overall capital position (debt and equity) increased $571.8 million during the quarter to $7.7 billion at September 30, 2009. The increase reflects our strong underwriting and investment results during the third quarter 2009. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2009 and 2008, operations generated positive cash flows of $1,415.1 million and $1,438.5 million, respectively. During the third quarter 2009, we repurchased 4.5 million of our common shares at a total cost of $73.4 million (average cost of $16.29 per share). Year-to-date, we have repurchased 5.9 million common shares at a total cost of $93.4 million (average cost of $15.94 per share).

In June 2009, our Board of Directors approved a new authorization to repurchase up to 50 million common shares, beginning on July 1, 2009. This authorization replaced a 2007 Board authorization that expired on June 30, 2009. There is no expiration date for this new authorization. From time to time, we also may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such purposes; we did not make any such debt repurchases during the first nine months of 2009.

We also have the ability to borrow up to $125 million under a 364-Day Secured Liquidity Credit Facility with National City Bank (NCB). We entered into this agreement at the end of 2008 to provide liquidity in the event of a disruption in our cash management operations that could affect our ability to transfer or receive funds. We did not borrow under this agreement in the first nine months of 2009. In addition, we deposited $125 million into an FDIC-insured deposit account at NCB during the first quarter 2009 to provide us with additional cash availability in the event of such a disruption to our cash management operations.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, and expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.

Management views our capital position as consisting of three layers, each with a specific size and purpose. The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital we need to satisfy state insurance regulatory requirements and support our objective of writing all the business we can write and service, consistent with our underwriting discipline of achieving a 96 combined ratio. This capital is held within our various insurance entities.

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. During the third quarter 2009, the insurance subsidiaries declared $250.0 million in dividends to the holding company; the dividends were paid in October 2009.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at the holding company.

At all times during 2008 and the first nine months of 2009, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At September 30, 2009, we held total capital, debt plus equity, of $7.7 billion at book value.

The speed by which the market valuations of the assets held in our portfolio can change is the basis for our ongoing review of portfolio risk. To help manage these risks and preserve our capital base, as of September 30, 2009, we held approximately $6.6 billion in short-term investments and U.S. Treasury securities.

B. Commitments and Contingencies

During the first nine months of 2009, we completed construction of one new service center to provide concierge level claims service; this project was funded through operating cash flows and replaced a previously leased location. We currently have a total of 54 such centers that are located in 41 metropolitan areas across the United States and serve as our primary approach to damage assessment and coordination of vehicle repairs at authorized auto repair facilities in these markets.

There is currently no significant construction under way.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, open investment funding commitments, and operating leases and purchase obligations. See the “Derivative Instruments” section of Note 2—Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2008. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

During the first nine months of 2009, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	2009	2008	% Change	2009	2008	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,873.1	$1,884.5	(1)	$5,607.6	$5,661.6	(1)
Direct	1,316.5	1,211.0	9	3,799.2	3,489.3	9

Total Personal Lines	3,189.6	3,095.5	3	9,406.8	9,150.9	3
Commercial Auto	360.5	409.8	(12)	1,183.9	1,346.4	(12)
Other indemnity	3.4	6.1	(44)	14.3	15.2	(6)

Total underwriting operations	$3,553.5	$3,511.4	1	$10,605.0	$10,512.5	1

NET PREMIUMS EARNED
Personal Lines
Agency	$1,819.3	$1,840.5	(1)	$5,463.1	$5,534.5	(1)
Direct	1,224.9	1,129.1	8	3,601.6	3,336.2	8

Total Personal Lines	3,044.2	2,969.6	3	9,064.7	8,870.7	2
Commercial Auto	395.4	441.1	(10)	1,211.0	1,331.1	(9)
Other indemnity	5.8	5.5	5	17.7	15.6	13

Total underwriting operations	$3,445.4	$3,416.2	1	$10,293.4	$10,217.4	1

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

Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2009	2008	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,324.1	4,348.1	(1)
Direct auto	3,122.2	2,770.9	13

Total auto	7,446.3	7,119.0	5
Special lines[1]	3,493.1	3,400.6	3

Total Personal Lines	10,939.4	10,519.6	4

Commercial Auto	524.9	554.4	(5)

[1]	Includes insurance for motorcycles, ATVs, recreational vehicles (RV), mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review growth in new policies, rate levels, and the retention characteristics of our books of business. During the third quarter and year-to-date periods, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year
	Quarter		Year-to-date
	2009	2008	2009	2008
Personal Lines:
New applications	7%	(4)%	4%	(6)%
Renewal applications	5%	5%	4%	4%
Commercial Auto:
New applications	(7)%	(9)%	(12)%	(6)%
Renewal applications	(2)%	3%	1%	4%

During the third quarter 2009, new applications for our Personal Lines business experienced a solid increase, compared to the third quarter last year, with significant growth in our personal auto business applications, slightly offset by declines in our special lines products; on a year-to-date basis, total Personal Lines new applications increased 4%. Our Direct auto business continued to see double-digit increases in new applications during both the third quarter and year-to-date. Our Agency auto business also experienced an increase in both the third quarter and first nine months of 2009, albeit to a lesser extent than Direct. The decrease in our new applications in our special lines products partially resulted from the significant decline in year-over-year motorcycle and scooter sales, which reflected higher gas prices in 2008, as compared to 2009. The decline in new applications for our Commercial Auto business reflects the economic downturn, particularly in the housing and construction sectors.

We have several initiatives underway aimed at providing consumers with distinctive new auto insurance options. During 2008, we introduced a program called Name Your Price® that allows Direct auto consumers to design a quote based on the price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. As of the end of the third quarter 2009, Name Your Price is available in 32 states, including two states that rolled-out during the third quarter. We plan to expand this program to the rest of the country during the remainder of 2009 and 2010.

We also continued the rollout of a new product model in our Agency auto business to five additional states during the third quarter 2009, bringing the total number of states to 32 at quarter end. This product model is designed to help improve competitiveness through further price segmentation; we plan to increase the number of states offering this product to about 35 by early 2010. Even as we continue this rollout, we have already begun shifting our focus to an even newer product model, which further refines our segmentation and incorporates the best design elements of the Agency and Direct auto products. During the third quarter 2009, we introduced this latest product model in one state and we plan to introduce the product in three additional states late in the fourth quarter 2009.

In addition, during the third quarter 2009, we expanded MyRate®, our usage-based insurance product, into one additional state. This product is now available to auto customers in a total of 16 states, which includes 8 states that offer the product in both our Direct and Agency channels, 6 states that offer to Direct customers only, and 2 states that offer to Agency customers only. During the remainder of 2009, we plan to continue expansion of MyRate into additional states depending on regulatory approval and business results.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, our program in which we “bundle” our auto product with property insurance provided by one of three unaffiliated insurance carriers, is becoming an integral part of our consumer offerings and is currently available to Agency customers in 35 states and Direct customers in 48 states and the District of Columbia; this program is not available to Direct customers in Florida and Alaska. During the third quarter 2009, we added two of the three homeowner carriers to continue to add depth to the Progressive Home Advantage program. In addition, we are focused on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer and have better loss experience.

During both the third quarter and first nine months of 2009, total personal auto written premium per policy decreased 2%-3%, despite a slight increase in rates in 2009, primarily reflecting shifts in the mix of business. On a year-over-year basis, our Agency auto business experienced a 1% increase in premium per policy on new business for both the third quarter and year-to-date and was down about 1% on renewal business for both periods. Our Direct auto premium per policy was down about 7% on new business for both the third quarter and the first nine months and 3%-4% on renewals for both periods, as compared to the same periods last year. The decrease in our Direct auto premium per policy primarily reflects mix shifts (e.g., age of drivers, existence of prior insurance, and driving records). We believe our pricing levels are aligned with our profitability targets, but we remain ready to react quickly, and as often as necessary, should trends change.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Our policy life expectancy measures for our Agency and Direct private passenger auto products are now higher than the same measures a year ago by approximately 2% and 5%, respectively, while the special lines products policy life expectancy was down 1%. Our policy life expectancy in our Commercial Auto business remained relatively flat, compared to the end of the third quarter 2008. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our current customers.

B. Profitability

Profitability in our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability measures were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(millions)	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$110.0	6.1%	$75.7	4.1%	$419.8	7.7%	$283.7	5.1%
Direct	86.0	7.0	77.3	6.8	270.7	7.5	211.2	6.3

Total Personal Lines	196.0	6.4	153.0	5.2	690.5	7.6	494.9	5.6
Commercial Auto	50.4	12.7	13.6	3.1	162.9	13.5	73.4	5.5
Other indemnity[1]	3.4	NM	.8	NM	6.2	NM	1.0	NM

Total underwriting operations	$249.8	7.3%	$167.4	4.9%	$859.6	8.4%	$569.3	5.6%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, our strong underwriting profitability for both the third quarter and first nine months of 2009 primarily reflects fewer catastrophe losses in 2009 and greater favorable prior accident year development. In addition, our property damage frequency, along with our bodily injury severity, were better than expected for both the third quarter and year-to-date 2009, partially offset by an increase in bodily injury frequency in both periods.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business and other indemnity businesses, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Underwriting Performance[1]	2009	2008	Change		2009	2008	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	72.5	74.5	(2.0	) pts.	71.1	73.5	(2.4	) pts.
Underwriting expense ratio	21.4	21.4	—	pts.	21.2	21.4	(.2	) pts.

Combined ratio	93.9	95.9	(2.0	) pts.	92.3	94.9	(2.6	) pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	71.8	72.1	(.3	) pts.	71.6	72.8	(1.2	) pts.
Underwriting expense ratio	21.2	21.1	.1	pts.	20.9	20.9	—	pts.

Combined ratio	93.0	93.2	(.2	) pts.	92.5	93.7	(1.2	) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	72.3	73.5	(1.2	) pts.	71.3	73.2	(1.9	) pts.
Underwriting expense ratio	21.3	21.3	—	pts.	21.1	21.2	(.1	) pts.

Combined ratio	93.6	94.8	(1.2	) pts.	92.4	94.4	(2.0	) pts.

Commercial Auto
Loss & loss adjustment expense ratio	65.9	75.1	(9.2	) pts.	65.2	73.0	(7.8	) pts.
Underwriting expense ratio	21.4	21.8	(.4	) pts.	21.3	21.5	(.2	) pts.

Combined ratio	87.3	96.9	(9.6	) pts.	86.5	94.5	(8.0	) pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	71.4	73.7	(2.3	) pts.	70.5	73.1	(2.6	) pts.
Underwriting expense ratio	21.3	21.4	(.1	) pts.	21.1	21.3	(.2	) pts.

Combined ratio	92.7	95.1	(2.4	) pts.	91.6	94.4	(2.8	) pts.

Accident year loss & loss adjustment expense ratio[3]	73.9	73.9	—	pts.	71.2	72.8	(1.6	) pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit of $3.4 million and $.8 million for the three months ended September 30, 2009 and 2008, respectively, and $6.2 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2009	2008	2009	2008
Change in net loss and LAE reserves	$100.2	$156.5	$118.4	$235.8
Paid losses and LAE	2,359.7	2,361.1	7,141.1	7,237.1

Total incurred losses and LAE	$2,459.9	$2,517.6	$7,259.5	$7,472.9

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

On a year-over-year basis, our loss and loss adjustment expense ratios decreased during both the third quarter and the first nine months of 2009, partially reflecting fewer and less severe catastrophe losses in 2009. In addition, we are seeing lower overall frequency and severity for our specialty truck product in our Commercial Auto business. The following table shows the catastrophe losses incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions)	2009		2008		2009		2008
Catastrophe losses incurred	$37.5		$82.4		$90.2		$151.7

Increase to combined ratio	1.1	pts.	2.4	pts.	.9	pts.	1.5	pts.

Total personal auto paid severity (i.e., average cost per claim) decreased about 3% on a quarter-over-prior-year-quarter basis driven by decreases in each of the property coverages; paid severity for our bodily injury and personal injury protection (PIP) coverages were relatively flat. On an incurred basis (i.e., paid plus change in reserves), we saw a decrease in severity for our higher limit bodily injury coverages, as well as our property damage coverages, while PIP severity has increased. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary relative to the change in our mix of business by policy limits.

Our incurred auto accident frequency on a calendar-year basis increased approximately 5% on a quarter-over-prior-year-quarter basis, with increases in frequency in all of our coverages except collision, primarily reflecting the lower frequency incurred in 2008 when gas prices were significantly higher. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions)	2009		2008		2009		2008
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$5.9		$(3.6)		$(3.1)		$(37.2)
Current accident year	(32.9)		—		(49.8)		5.4

Calendar year actuarial adjustment	$(27.0)		$(3.6)		$(52.9)		$(31.8)

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$5.9		$(3.6)		$(3.1)		$(37.2)
All other development	81.2		10.1		77.1		5.3

Total development	$87.1		$6.5		$74.0		$(31.9)

(Increase) decrease to calendar year combined ratio	2.5	pts.	.2	pts.	.7	pts.	(.3	) pts.

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

The 2009 favorable year-to-date prior year reserve development was attributable to favorable development for accident year 2008 and accident years 2006 and prior; the development for accident year 2007 was unfavorable. The 2008 year-to-date unfavorable development was heavily weighted towards claims from the 2006 accident year.

For the third quarter 2009, our favorable development was primarily in our personal auto product, however, both our commercial auto and special lines products also contributed to the favorable development. The favorable development reflects losses settling for less than previously reserved, particularly in our higher limit bodily injury coverages, as well as favorable run-off of our loss adjustment expense reserves, principally defense and cost containment expense reserves. On a year-to-date basis, the favorable development has been split almost equally between our Personal Lines and Commercial Auto businesses.

Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimate are the result of what we are observing in the underlying data as it develops. The favorable development we experienced in our total Personal Lines business in the first nine months of 2009 was primarily related to lower than expected defense and cost containment reserves; our Personal Lines case loss reserves (e.g., claims settling for more than reserved) had minimal development during the year. The favorable development in our Commercial Auto business was primarily due to favorable settlements on larger losses. In the first nine months of 2008, the unfavorable development was primarily in our Commercial Auto business and was driven by an increase in the number of late reported claims as well as an increase in the estimated severity on these late reported claims.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 25, 2009.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned decreased 0.1 and 0.2 points for the three and nine months ended September 30, 2009, compared to the same periods last year. Despite an increase in advertising expenditures, we continued to see a decrease in our average costs per policy on a year-over-year basis, reflecting improved customer retention and a substantial increase in companywide policies in force per employee, as well as a focus on process improvements to help reduce expenses (e.g., moving customers to a paperless environment).

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	3%	3%
Net premiums earned	3%	2%
Policies in force		4%

Progressive’s Personal Lines business writes insurance for private passenger automobiles and recreational vehicles, and represented 90% and 89% of our total net premiums written in the third quarter and first nine months of 2009, respectively, compared to 88% and 87% in the same periods last year, respectively. We currently write our Personal Lines products in all 50 states and our personal auto product in the District of Columbia. In mid-2008, we began offering our personal auto product and boat insurance to Direct Internet customers in Massachusetts. In April 2009, we expanded our offerings in Massachusetts to include motorcycle and RV insurance; these products are available online, over the phone, and through a small number of independent agents. Over time, we expect more products and buying options will be introduced in Massachusetts as we continue to grow in the market.

Private passenger auto represented about 89% of our total Personal Lines net premiums written in the third quarter and first nine months of both 2009 and 2008. Our auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the third quarter last year, policies in force grew 5% for auto and 3% for special lines products. For the third quarter and first nine months of 2009, net premiums written increased 3% in both periods for auto, and increased 4% and 2%, respectively, for special lines, compared to the prior year periods.

Total Personal Lines generated a combined ratio of 93.6 and 92.4 for the third quarter and first nine months of 2009, respectively, compared to 94.8 and 94.4, respectively, last year. The strong underwriting results in 2009 were widely distributed by product and state. In the third quarter 2009, 41 states, plus the District of Columbia, were profitable for our private passenger auto business, including 8 of our 10 largest states. On a year-to-date basis, all but three states were profitable. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters than in the first quarter.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(1)%	(1)%
Net premiums earned	(1)%	(1)%
Auto: new applications	7%	2%
renewal applications	(1)%	(1)%
policies in force		(1)%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the third quarter and first nine months of 2009, we saw new Agency auto application growth in 33 states and 22 states, respectively, including Florida and Texas, two of our largest volume states. However, some of our other big states have not yet seen this growth. In New York, we introduced a new product design in January 2009 and were able to lift the remaining restrictions on writing some classes of new business that were originally put in place in late 2007 and during 2008. In California, during the third quarter 2009, we elevated a new product, which includes lower auto rate levels and enhanced segmentation; the new plan is attracting a favorable mix of customers.

Written premium per policy on total Agency auto business was down about 1% for the third quarter 2009 and has remained flat year-to-date, as compared with the same periods last year. Slight increases in written premium per policy on new Agency auto business were offset by slight decreases on renewal business for both the third quarter and first nine months of 2009.

Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate (i.e., converting a quote to a sale) is significantly lower. On a year-over-year basis, for the third quarter 2009, we saw a solid increase in the total number of quotes. We believe the increase in quoting activity reflects increased consumer shopping and our efforts with agents to make our competitive alternatives more visible. We also experienced a slight increase in the rate of conversion, primarily reflecting our increased competitiveness as some competitors are beginning to raise rates and the rollout of our new product model. On a year-to-date basis, the total number of quotes increased, while the rate of conversion was down, as compared to the prior year.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	9%	9%
Net premiums earned	8%	8%
Auto: new applications	19%	20%
renewal applications	12%	10%
policies in force		13%

The Direct business includes business written directly by Progressive online and over the phone. Compared to the same periods last year, for both the third quarter and first nine months of 2009, we experienced an increase in new Direct auto applications in 48 states, and the District of Columbia; 9 of our top 10 Direct auto states experienced an increase in both periods. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down about 5% for both the quarter and nine months ended September 30, 2009, compared to the same periods last year, reflecting decreases in written premium per policy on new auto business and modest decreases on renewal auto business.

On a year-over-year basis, the total number of quotes in the Direct business increased significantly for both the third quarter and first nine months of 2009. Strong increases in Internet quotes, as well as more modest increases in phone quotes, contributed to the overall increase for both periods. The increase in quoting activity reflects more consumer shopping. We are continuing to see the Internet becoming a greater portion of our Direct business mix. The total Direct business conversion rate increased for both the third quarter and first nine months of 2009, over the prior year periods, led by solid increases in the conversion rate for Internet-initiated business; the conversion rate for phone-initiated business increased for the third quarter 2009, but remained relatively flat year-to-date, compared to the same periods in 2008.

Advertising expenditures increased significantly in the third quarter 2009, compared to the third quarter 2008, which contributed to the slightly higher expense ratio for Direct. We continue to work toward achieving our key objective of having our efforts in marketing and other brand-building activities match our competency in other technical skills, such as pricing and claims handling. Despite the higher advertising spend, we are seeing lower overall average total costs per policy in the first nine months of 2009, compared to the first nine months of 2008, due to greater efficiency.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(12)%	(12)%
Net premiums earned	(10)%	(9)%
New applications	(7)%	(12)%
Renewal applications	(2)%	1%
Policies in force		(5)%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the first nine months of 2009, the Commercial Auto business represented about 11% of our total net premiums written, compared to about 13% for the same period last year. This business is primarily distributed through independent agents and operates in the specialty truck and business auto markets. The specialty truck commercial auto market, which accounts for slightly less than half of our total Commercial Auto premiums and approximately 40% of the vehicles we insure in this business, includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. The remainder is in the business auto market, which includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a quarter-over-prior-year-quarter basis, written premium per policy decreased about 11% on new business and 6% on renewal business; year-to-date, premium per policy decreased 10% and 4% on new and renewal business, respectively. In total, written premium per policy was down 7% for the quarter and 6% for the first nine months. Although we have been increasing rates in our Commercial Auto business, written premium per policy is decreasing due to customers selecting less coverage and insuring fewer vehicles.

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

Our community bank program is sponsored by the American Bankers Association (ABA) and insures over 1,700 banks, representing every state. This program produced an underwriting profit in the third quarter and first nine months of 2009. To date, we have not experienced increased exposures to claims arising from the most recent financial crisis. From a strategic perspective, community banks tend not to be exposed to the same risks as the larger, highly leveraged financial institutions. Our claim activity has remained fairly consistent with prior periods and our expectations.

We previously entered into a letter of intent to sell our community bank program to an ABA affiliate. This sale will allow the ABA affiliate to assume a full ownership position and enable us to focus on our core auto insurance business. Because this is a complicated transaction that requires regulatory approvals and licensing of successor entities, the completion of the transaction could take as long as one year. As an interim measure, effective August 1, 2009, we began reinsuring 100% of this risk with another carrier. Prior to August 1, 2009, we reinsured the majority of the risk on the professional liability insurance coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The sale of this business will not have a material effect on our financial condition, results of operations, or cash flows.

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

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2009 and 2008, and at December 31, 2008, our income taxes were in a net asset position.

Our net deferred tax asset was $557.7 million at September 30, 2009, compared to $724.0 million at September 30, 2008, and $793.3 million at December 31, 2008. The decrease in the deferred tax asset since September 2008 and December 2008 is primarily due to the net unrealized gains in our investment portfolio since those dates.

At September 30, 2009, management believes that it is more likely than not that the entire amount of the deferred tax asset will ultimately be realized; therefore, we have not recorded any valuation allowance against the deferred tax asset. During the third quarter 2009, we reversed the remaining $18.0 million of the $35.0 million valuation allowance that had originally been established during the first quarter 2009 and which had been partially reversed during the second quarter 2009. This reversal reflects the continuation of the improved investment market conditions that began during the second quarter. We will continue to evaluate our deferred tax assets to determine if any changes to the valuation allowance are necessary.

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

As of September 30, 2009, we have sufficient realized and unrealized gains in our investment portfolio to offset any potential losses we may recognize resulting from sales of preferred securities in either of the two groups discussed above.

There have been no material changes in our uncertain tax positions during the quarter ended September 30, 2009.

IV. RESULTS OF OPERATIONS—INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio at September 30, was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
2009
Fixed maturities	$11,729.9	80.0%	2.8	AA+
Nonredeemable preferred stocks	1,244.8	8.4	1.5	BBB
Short-term investments:
Other short-term investments	1,227.9	8.4	<1	AA+

Total fixed-income securities	14,202.6	96.8	2.5	AA
Common equities	466.6	3.2	na	na

Total portfolio[2,3]	$14,669.2	100.0%	2.5	AA

2008
Fixed maturities	$9,367.4	73.5%	3.2	AA
Nonredeemable preferred stocks	1,310.9	10.3	2.4	A-
Short-term investments:
Other short-term investments	733.8	5.8	<1	AA

Total fixed-income securities	11,412.1	89.6	2.8	AA
Common equities	1,322.6	10.4	na	na

Total portfolio[2,3]	$12,734.7	100.0%	2.8	AA

na = not applicable

[1]

Represents ratings at September 30, 2009 and 2008. Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.

[2]

At September 30, 2009, we had $135.1 million of net unsettled security purchases (offset in other liabilities). At September 30, 2008, we had $484.7 million of net unsettled security sales (offset in other assets) and $67.0 million of other net unsettled security transactions (offset in other liabilities).

[3]

September 30, 2009 and 2008 totals include $0.9 billion and $1.0 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Unrealized Gains and Losses

As of September 30, 2009 and September 30, 2008, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $481.7 million and $221.3 million, respectively, compared to net unrealized losses of $118.2 million at December 31, 2008. During the third quarter, our fixed-income portfolio generated net unrealized gains of $493.2 million as a result of price recovery throughout the portfolio, especially within our preferred stock (redeemable and nonredeemable) and commercial mortgage-backed portfolios. The net unrealized gains in the common stock portfolio increased $59.9 million during the third quarter 2009, reflecting positive returns in the equity market. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets at September 30, were comprised of the following:

($ in millions)	2009		2008
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,393.8	95.6%	$9,735.8	96.4%
Long term	21.8	.2	70.0	.7
Non-investment-grade fixed maturities[2]	542.2	4.2	295.4	2.9

Total	$12,957.8	100.0%	$10,101.2	100.0%

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

The increase in fixed maturities over last year represents a management decision to reduce valuation risk by investing in U.S. Treasury Notes and short-term instruments. The increase in dollar amount of our non-investment-grade fixed maturities is largely the result of security credit downgrades since last year.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.8 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 2.5 years at September 30, 2009, compared to 2.8 years at September 30, 2008, and 3.2 years at December 31, 2008. The reduction in duration from the prior year reflects our decision to reduce the overall portfolio valuation risk exposure to a rise in interest rates from their current low levels. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

As of September 30, the duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	2009	2008
1 year	21.3%	19.8%
2 year	23.9	19.6
3 year	23.9	20.4
5 year	21.7	30.2
10 year	9.2	10.0

Total fixed-income portfolio	100.0%	100.0%

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

In April 2009, the Board of Directors approved new investment guidelines that further define our concentration exposure. Under the revised guidelines, investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, is limited to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stock and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the limitation applicable to or for any state’s general obligation bond was reduced to 6% of shareholders’ equity. As of September 30, 2009, the investment portfolio exceeded the 1.25% limitation on preferred stock and/or non-investment-grade debt, and the portfolio may continue to be outside this guideline for a period of time as management works to bring the portfolio into compliance effectively and efficiently.

The credit quality distribution of the fixed-income portfolio at September 30, was:

Rating	2009	2008
AAA	60.3%	49.7%
AA	10.6	18.7
A	14.1	17.0
BBB	9.4	11.5
Non-rated/other	5.6	3.1

Total fixed-income portfolio	100.0%	100.0%

During 2009, the AAA rating category increased, while the majority of the remaining rating categories decreased due to our decision early in 2009 to derisk the portfolio by reducing our exposure to credit-related products, including common equities (discussed below), and add to our holdings of U.S. Treasury securities and short-term instruments. In addition, during the second and third quarters of 2009, we added high-quality, short- to intermediate-term AAA asset-backed securities. The non-rated/other category increased due to credit downgrades primarily in our preferred stocks and asset-backed securities.

Our portfolio is also exposed to concentration risk. Our credit risk guidelines limit single issuer exposure; however, industry sector allocation is a key concentration risk. We also consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds. During the third quarter 2009, our exposure carryover from 2008, primarily representing investments in financial sector preferred stocks, had a positive impact on the overall fixed-income portfolio’s valuation; however, we continue to look for opportunities to reduce our overall concentration exposure. In April 2009, we adjusted our concentration exposure guidelines to reduce certain portfolio classification concentrations, as well as our single issuer guidelines to reduce credit risk exposure referred to above.

Prepayment and extension risk, especially in our structured product and preferred stock portfolios, are other risks that we monitor in the portfolio. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities that we hold help minimize this risk. During the first nine months of 2009, we did not experience significant prepayment or extension of principal relative to our expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that the ability for many issuers to call such securities on the first call dates is challenged, and hence reflect an assumption that the securities will remain outstanding for some period of time beyond such initial call date (extension risk).

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of September 30, 2009, all of our preferred securities continue to pay fully and timely dividends, with the exception of Fannie Mae and CIT Group, which are immaterial to our recurring investment income. Based on an announcement by Royal Bank of Scotland in early November, we expect that they will be deferring the dividend on certain series of their preferred stock for two years; this dividend is immaterial to our recurring investment income.

Liquidity risk is another risk factor we monitor. Based on the volatility of the markets in general and the widening of credit spreads, we elected to reduce portfolio valuation risk in the first quarter 2009 by allocating new investments primarily to U.S. Treasury and short-term securities in order to preserve capital and maintain our desired liquidity position. Beginning in the second quarter 2009 and to a greater extent during the third quarter, as our capital position and the economic outlook improved, we added high-quality, short- to intermediate-term securities primarily in the AAA asset-backed and non-financial corporate sectors. As of September 30, 2009, we had $6.6 billion in U.S. Treasury and short-term securities, approximately twice as much as we had at the same time last year. Our overall portfolio remains very liquid and sufficient to meet liquidity requirements; however, despite a significant improvement for most asset classes relative to the first half of 2009, liquidity has not returned to the levels of several years ago. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately 8% and 18% of our non-U.S. Treasury and short-term, fixed-income portfolio to repay principal over the course of 2009 and 2010, respectively. In addition, cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2009:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,313.4	1.6
Two to five years	3,250.0	3.4
Five to nine years	802.0	7.7

Total U.S. Treasury Notes	5,365.4	3.6

Interest Rate Swaps
Two to five years ($228 notional value)	—	4.3

Total U.S. government obligations	$5,365.4	3.8

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

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at September 30:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
2009
Collateralized mortgage obligations[1]	$346.3	$(19.2)	13.6%	1.6	A

Commercial mortgage-backed obligations	1,076.1	(19.1)	42.2	1.9	AA
Commercial mortgage-backed obligations: interest-only	458.9	(5.0)	18.0	1.5	AAA-

Subtotal commercial mortgage-backed obligations	1,535.0	(24.1)	60.2	1.7	AA+

Other asset-backed securities:
Automobile	448.0	4.8	17.6	1.6	AAA-
Credit Card	11.5	—	.4	.4	BBB
Home equity (sub-prime bonds)	165.0	(60.1)	6.5	.1	A-
Other[2]	44.8	(1.7)	1.7	.5	AA-

Subtotal other asset-backed securities	669.3	(57.0)	26.2	1.1	AA+

Total asset-backed securities	$2,550.6	$(100.3)	100.0%	1.6	AA

2008
Collateralized mortgage obligations[1]	$492.9	$(35.2)	18.9%	1.6	AAA-

Commercial mortgage-backed obligations	1,163.7	(41.6)	44.6	2.5	AA
Commercial mortgage-backed obligations: interest-only	562.8	(23.0)	21.5	1.6	AAA-

Subtotal commercial mortgage-backed obligations	1,726.5	(64.6)	66.1	2.2	AA+

Other asset-backed securities:
Automobile	74.0	(2.2)	2.8	2.1	AAA
Home equity (sub-prime bonds)	253.2	(26.0)	9.7	.1	AA+
Other[2]	66.4	(1.9)	2.5	.8	AA-

Subtotal other asset-backed securities	393.6	(30.1)	15.0	.6	AA+

Total asset-backed securities	$2,613.0	$(129.9)	100.0%	1.9	AA+

[1]

Includes $28.5 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $5.8 million and a credit quality of BBB+ as of September 30, 2009; includes $40.9 million of Alt-A bonds that had a net unrealized loss of $6.5 million and a credit quality of AAA as of September 30, 2008. The remainder for both periods represents seasoned prime loans.

[2]	Includes equipment leases, manufactured housing, and other types of structured debt.

At September 30, 2009, our asset-backed securities had a net unrealized loss of $100.3 million, compared to a net unrealized loss of $388.5 million at December 31, 2008. Substantially all of the asset-backed securities have widely available market quotes, with narrowing spreads between the bid and offer prices and greater liquidity since the end of the first quarter 2009. As of September 30, 2009, approximately 8% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity fixed-income securities, we purchased a number of AAA securities backed by auto loans with an average life of one to three years. The underlying loans are made to prime borrowers and the securities have substantial structural credit support. We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $2.2 million and $32.3 million in write-downs on these securities during the third quarter and first nine months of 2009, respectively, compared to $14.5 million and $28.3 million during the third quarter and first nine months of 2008, respectively.

Collateralized Mortgage Obligations At September 30, 2009, 13.6% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the nine months ended September 30, 2009, we recorded $8.3 million in credit loss write-downs on our CMO portfolio, including $4.0 million of Alt-A securities, due to estimated principal losses in our most recent cash flow projections. We had no write-downs in the third quarter 2009. During the three and nine months ended September 30, 2008, we recorded $7.1 million in write-downs on our CMO portfolio; we had no write-downs on Alt-A securities. The following table shows the collateralized mortgage obligations by deal origination year, along with the loan classification. In addition, the table shows a comparison of the fair value at September 30, 2009 to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Collateralized Mortgage Obligations
	Deal Origination Year						Total	% of Collateralized Mortgage Obligations
($ in millions) Category	2009	2008	2007	2006	2005	Pre- 2005
Non-agency prime:
With mandatory redemption	$—	$—	$14.6	$52.5	$—	$—	$67.1	19.4%
Increase (decrease) in value	—%	—%	1.2%	.8%	—%	—%	.9%

No mandatory redemption [1]	$18.2	$—	$28.5	$27.8	$98.1	$44.2	$216.8	62.6%
Increase (decrease) in value	—%	—%	(16.4)%	(3.0)%	(6.5)%	(2.4)%	(6.2)%

Alt-A	$—	$—	$—	$—	$17.0	$11.5	$28.5	8.2%
Increase (decrease) in value	—%	—%	—%	—%	(21.8)%	(8.9)%	(17.0)%

Government/GSE[2]	$—	$—	$14.8	$—	$—	$19.1	$33.9	9.8%
Increase (decrease) in value	—%	—%	6.4%	—%	—%	(2.1)%	1.4%

Total	$18.2	$—	$57.9	$80.3	$115.1	$74.8	$346.3	100.0%

Increase (decrease) in value	—%	—%	(7.3)%	(.5)%	(9.1)%	(3.5)%	(5.2)%

[1]

These securities do not have mandatory redemption dates; hence, the securities will retire at the earlier of contractual maturity or projected cash flow expiration. All 2006 and 2007 securities in this category are collateralized primarily (greater than 90%) by mortgages originated in or prior to 2005. In addition, our 2009 value reflects $18.2 million of a 2009 re-securitization of a 2006 underlying deal.

[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At September 30, 2009, 42.2% of our asset-backed securities were commercial mortgage-backed securities (CMBS).

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination:

Commercial Mortgage-Backed Securities
($ in millions)	Rating at September 30, 2009
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
Pre-2000	$—	$1.7	$—	$33.3	$14.4	$49.4	4.6%
2000	40.4	23.1	—	—	—	63.5	5.9
2001	120.6	31.0	—	18.1	—	169.7	15.8
2002	67.6	—	17.3	—	—	84.9	7.9
2003	186.2	14.6	3.6	—	—	204.4	18.9
2004	101.2	20.4	3.7	10.3	—	135.6	12.6
2005	120.1	—	—	6.9	—	127.0	11.8
2006	137.1	—	—	—	50.8	187.9	17.5
2007	—	1.0	11.4	19.4	21.9	53.7	5.0

Total fair value	$773.2	$91.8	$36.0	$88.0	$87.1	$1,076.1	100.0%

% of Total fair value	71.9%	8.5%	3.3%	8.2%	8.1%	100.0%

The CMBS portfolio contained 16.3% of securities that are rated BBB or lower, with a net unrealized loss of $15.5 million at September 30, 2009, and an average duration of 1.5 years, compared to 1.9 years for the entire CMBS portfolio.

During the three and nine months ended September 30, 2009 and 2008, we did not record any write-downs on our CMBS portfolio.

Our 2005 and 2006 deal origination (vintage) year AAA exposure is heavily weighted to securities with the most senior levels (over 20%) of credit support. As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005–2007. These more aggressive underwriting guidelines have led to a higher level of investor concern for deals originated in this timeframe. While we expect CMBS delinquencies to continue to rise in 2009 and 2010, we feel that we have an adequate level of credit support to protect the expected cash flows from these investments. The following table displays the amount of senior and junior AAA bonds that we have in each vintage. The average credit support and delinquencies are shown in order to indicate the cushion that is available in these tranches to sustain losses.

($ in millions) Deal Origination Year	Senior AAA[1]	Junior AAA (AJ)[2]	Average Life (years)	Average Credit Support[3]	Average Delinquencies[4]	Yield to Maturity[5]
2005	$102.3	$17.8	2.9	26.8%	2.4%	5.3%
2006	$137.1	$—	1.6	29.9%	4.8%	4.3%

[1]	Above 20% credit support.
[2]	Above 13% credit support.
[3]	This represents the amount of cushion available to absorb realized losses.
[4]	This represents the percentage of loans that are 30 days or more past due.
[5]	The yield to maturity equals the return, inclusive of interest and principal payments that we would expect to receive assuming the bond matures at its expected maturity date.

The entire 2005-2006 non-AAA segment is composed of cell phone tower securitizations. All of these bonds have a single borrower and are backed by a cross collateralized pool of cellular phone towers throughout the United States. As can be seen from the table below, these bonds have short average lives and have significant net cash flow relative to their interest payments.

Deal Origination Year	Average Life	Yield to Maturity	Debt Service Coverage Ratio
2005	.7 years	5.7%	3.6x
2006	2.1 years	7.0%	3.1x

Our entire 2007 exposure is made up of two different types of investments. The first is a group of cell tower transactions similar to the exposure in 2005 and 2006 non-AAA rated vintages discussed above. The group has a combined exposure of $29.7 million, and the ratings range from AA/Aa2 to B/B2. The weighted average life on these bonds is 3.7 years and the weighted average yield to maturity is 9.8%. The second 2007 exposure is a $24.0 million position that consists of three different bonds with a single borrower, rated A+, BBB-, and non-rated, and is secured by a cross collateralized portfolio of office properties. The average life on this position is 2.4 years, assuming the borrower exercises its option to extend the final maturity.

Commercial Mortgage-Backed Securities: Interest Only We also held CMBS interest only (IO) securities at September 30, 2009. The IO portfolio had an average credit quality of AAA- and a duration of 1.5 years. During the third quarter 2009, we added approximately $90 million of the planned amortization class IOs at an average yield of just over 9%. During the three and nine months ended September 30, 2009, we did not record any write-downs on our IO portfolio, compared to $0.6 million of write-downs during the three and nine months ended September 30, 2008. The following table shows the fair value of the IO securities by deal origination year:

Commercial Mortgage-Backed Securities: Interest Only
($ in millions)
Deal Origination Year	Fair Value	% of Total Exposure
Pre-2000	$4.5	1.0%
2000	11.9	2.6
2001	14.4	3.1
2002	2.5	.5
2003	38.5	8.4
2004	56.4	12.3
2005	107.2	23.4
2006	223.5	48.7

Total fair value	$458.9	100.0%

Planned amortization class IOs comprised 93.1% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. Since 2004, 100% of the IO securities that we have purchased were made up of this more protected class.

One rating agency has released for comment proposed changes to their rating methodology for all structured finance IOs, including CMBS IOs. If these proposed changes are adopted, it could negatively impact the fair value of these securities. However, we evaluate the adequacy of the expected cash flows based on the underlying loan credit quality and structural support of the deal regardless of the rating. Therefore, we do not expect these proposed rating changes to have a negative effect on our view of these securities.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, which are a component of our residential mortgage-backed securities, by deal origination year, along with a comparison of the fair value at September 30, 2009, to our original investment value (adjusted for returns of principal, amortization, and write-downs). We recorded $2.2 million and $23.5 million in write-downs for the three and nine months ended September 30, 2009, respectively, compared to $6.8 million and $20.6 million for the same periods in 2008. The $2.2 million in write-downs during the third quarter 2009 were credit loss write-downs due to estimated principal losses in our most recent cash flow projections; pursuant to the accounting guidance adopted in the second quarter 2009 (see Note 2- Investments for additional information).

Home-Equity Securities
($ in millions)	Deal Origination Year					% of Home Equity Loans
Rating (date acquired)	2007	2006	2005	2004	Total

AAA (December 2007-May 2008)	$—	$4.1	$36.5	$—	$40.6	24.6%
Increase (decrease) in value	—%	(.5)%	(6.5)%	—%	(5.9)%

AA (September 2007-April 2008)	$—	$21.6	$18.3	$9.2	$49.1	29.8%
Increase (decrease) in value	—%	(14.7)%	(12.5)%	(34.9)%	(18.7)%

A (August 2007-April 2008)	$—	$—	$5.0	$3.8	$8.8	5.3%
Increase (decrease) in value	—%	—%	(56.6)%	.1%	(42.6)%

BBB (March 2007-May 2008)	$—	$—	$19.7	$.3	$20.0	12.1%
Increase (decrease) in value	—%	—%	(50.2)%	(40.2)%	(50.0)%

Non-investment grade
(August 2007-March 2008)	$.4	$27.7	$18.4	$—	$46.5	28.2%
Increase (decrease) in value	(22.3)%	(26.9)%	(33.7)%	—%	(29.7)%

Total	$.4	$53.4	$97.9	$13.3	$165.0	100.0%

Increase (decrease) in value	(22.3)%	(20.7)%	(29.5)%	(27.8)%	(26.7)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at September 30, 2009, were $2,174.0 million of state and local government obligations with an overall credit quality of AA, excluding the benefit of credit support from bond insurance. These securities had a net unrealized gain of $42.5 million at September 30, 2009, compared to a net unrealized loss of $37.0 million at December 31, 2008. During the three and nine months ended September 30, 2009 and 2008, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at September 30, 2009, without the benefit of credit or bond insurance as discussed below:

(millions)	Municipal Securities Rating
Rating	General Obligations	Revenue Bonds	Total
AAA	$246.2	$323.5	$569.7
AA	376.1	896.3	1,272.4
A	148.7	101.1	249.8
BBB	43.9	27.6	71.5
Other	—	10.6	10.6

Total	$814.9	$1,359.1	$2,174.0

Included in revenue bonds are $875.2 million of single family housing revenue bonds issued by state housing finance agencies, of which $556.0 million are supported by individual mortgages held by the state housing finance agencies and $319.2 million are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 60% are collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA. Most of these mortgages are supported by FHA, VA, or private mortgage insurance providers.

Approximately 26%, or $568.8 million (reflected in the table below), of our total municipal securities were insured general obligation or revenue bonds, which in the aggregate had a decline in credit quality from AA- at September 30, 2008, to A+ as of September 30, 2009. The credit quality decline was primarily due to sales of higher-rated securities within this portfolio. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at September 30, 2009. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities
Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
AMBAC
AA	$56.6	$16.0	$72.6
A	38.0	—	38.0
BBB	—	1.1	1.1
Non-rated	—	4.6	4.6

	$94.6	$21.7	$116.3

MBIA
AA	$89.5	$120.5	$210.0
A	99.3	27.4	126.7
BBB	—	5.2	5.2
Non-rated	—	6.0	6.0

	$188.8	$159.1	$347.9

FSA
AA	$34.9	$32.2	$67.1
A	—	16.9	16.9
BBB	—	20.6	20.6

	$34.9	$69.7	$104.6

TOTAL
AA	$181.0	$168.7	$349.7
A	137.3	44.3	181.6
BBB	—	26.9	26.9
Non-rated	—	10.6	10.6

	$318.3	$250.5	$568.8

As of September 30, 2009, the insurance-enhanced general obligation and revenue bonds had a net unrealized gain of $21.7 million, compared to a net unrealized gain of $12.9 million at December 31, 2008. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at September 30, 2009, were $1,068.3 million of fixed-rate corporate securities, which had a duration of 3.0 years and an overall credit quality rating of BBB+. These securities had a net unrealized gain of $42.0 million at September 30, 2009, compared to a net unrealized loss of $52.8 million at December 31, 2008. During the third quarter 2009, we added high-quality, non-financial corporate securities. During the three and nine months ended September 30, 2009, we did not record any write-downs on our corporate debt portfolio, compared to $43.8 million of write-downs recorded during the same periods in 2008. The table below shows the exposure break-down by rating and sector.

Corporate Securities
	Rating at September 30, 2009
Sector	AAA	AA	A	BBB	Non-Investment-Grade	% of Portfolio
Financial Services
U.S. banks	—%	—%	3.3%	—%	—%	3.3%
Insurance	1.3	1.0	7.0	—	—	9.3
Other financial	—	2.0	2.5	—	6.4	10.9

Total financial services	1.3	3.0	12.8	—	6.4	23.5

Industrial	3.5	5.3	12.9	50.5	4.3	76.5

Total	4.8%	8.3%	25.7%	50.5%	10.7%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (e.g., mandatory redemption dates) and nonredeemable (e.g., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. The following table lists our preferred stocks, including both redeemable ($570.5 million) and nonredeemable ($1,244.8 million), as of September 30, 2009. We made no material additional investments in preferred stocks during the third quarter 2009.

($ in millions) Issuers	Fair Value at September 30, 2009	% of Preferred Stock Portfolio
Wells Fargo	$122.5
Bank of America	120.4
U. S. Bancorp	107.8
HSBC USA Inc.	92.3
Goldman Sachs	81.7
Morgan Stanley	76.6
SunTrust	56.2
Bank of New York Mellon	46.2
PNC	38.2
JP Morgan Chase	36.3
Cobank	36.2
Fifth Third	35.9
AgFirst Farm Credit Bank	31.5
BBVA International	28.8
First Horizon	25.8
Royal Bank of Scotland	21.4
Farm Credit Bank of Texas	18.3
State Street Bank	12.2

Total bank preferred stocks	988.3	54.4%

Industrials	375.1	20.7%
Insurance holdings	270.8	14.9%
Utilities	127.1	7.0%
Other financial institutions	51.1	2.8%
Agency	2.9	.2%

Total other preferred stocks	827.0	45.6%

Total preferred stocks	$1,815.3	100.0%

Our preferred stock portfolio had a net unrealized gain of $400.3 million at September 30, 2009, compared to a net unrealized gain of $56.9 million at December 31, 2008. We wrote down $5.6 million on a nonredeemable preferred stock during the third quarter 2009 due to weakened issuer fundamentals. On a year-to-date basis, we wrote down $211.9 million in redeemable and nonredeemable preferred stocks due to a combination of weakened issuer fundamentals and severe market declines where we were unable to determine objectively that the securities would recover substantially in the near term, which was pursuant to the applicable accounting guidance at the time the write-downs were taken. See the Other-than-Temporary Impairment section below for further discussion.

Our preferred stocks had an overall credit quality rating of BBB at September 30, 2009. The table below shows the exposure break-down by sector and current rating, including any changes in ratings since acquisition:

Preferred Stocks
Sector	A	BBB	Non- Investment- Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	33.6%	8.3%	9.7%	51.6%
Foreign banks	1.6	—	1.2	2.8
Insurance holdings	2.1	6.9	5.9	14.9
Other financial institutions	1.5	—	1.3	2.8

Total financial services	38.8	15.2	18.1	72.1
Industrials	—	11.7	9.0	20.7
Utilities	2.4	4.6	—	7.0
Agency	—	—	.2	.2

Total	41.2%	31.5%	27.3%	100.0%

Approximately 50% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the majority of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.

Approximately 65% of our preferred stock securities are fixed-rate securities, and 35% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 95% will convert to floating-rate dividend payments if not called at their initial call date.

Common Equities

Common equities, as reported on the balance sheets at September 30, were comprised of the following:

($ in millions)	2009		2008
Common stocks	$453.6	97.2%	$1,309.0	99.0%
Other risk investments	13.0	2.8	13.6	1.0

Total common equities	$466.6	100.0%	$1,322.6	100.0%

At September 30, 2009, 3.2% of the portfolio was in common equities, compared to 10.4% at the same time last year. The decrease reflects our decision to reduce our exposure to equity securities, which we began toward the end of the third quarter 2008. In addition, the common equities experienced a significant market decline over the last 12 months, which contributed to the reduction in fair value. In November 2009, we reallocated approximately $300 million of our fixed-income securities into common equities. Our allocation to Group I securities remains between 0% and 25% of the total portfolio.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For the first nine months of 2009 and 2008, the GAAP basis total return was within the desired tracking error. We held 526 out of 966, or 54%, of the common stocks comprising the Russell 1000 Index at September 30, 2009, which made up 84% of the total market capitalization of the index.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for $0.2 million of open funding commitments at September 30, 2009.

Derivative Instruments

We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, cash flow hedges, and equity options. See Note 2 - Investments for further discussion of our derivative positions.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of September 30, 2009:

(millions)	Coupon	Notional Exposure		Gains (Losses)
				Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008	2009	2008
Open Positions
5-year exposure	Receive fixed	$228	$—	$5.2	$—	$(.6)	$—

Total open positions		$228	$—	$5.2	$—	$(.6)	$—

Closed Positions
2-year exposure	Receive fixed	$2,300	$725	$—	$4.7	$3.8	$10.6
3-year exposure	Receive fixed	880	—	6.4	—	8.3	—
5-year exposure	Receive fixed	778	1,725	—	7.4	(5.2)	58.1
5-year exposure	Receive variable	—	225	—	—	—	6.9
10-year exposure	Receive fixed	—	150	—	—	—	3.7

Total closed positions		$3,958	$2,825	$6.4	$12.1	$6.9	$79.3

Total interest rate swaps				$11.6	$12.1	$6.3	$79.3

ASSET-BACKED CREDIT DEFAULT SWAPS

The following table summarizes our holding period gains (losses) on the asset-backed credit default swaps classified by the status of the swap position as of September 30, 2009:

(millions)	Bought or Sold Protection	Notional Exposure		Gains (Losses)
				Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008	2009	2008
Closed Positions
BBB- credit exposure	Sold	$—	$140	$—	$1.7	$—	$(24.7)
Treasury Note		—	140	—	2.4	—	2.6

Total asset-backed swaps				$—	$4.1	$—	$(22.1)

CORPORATE CREDIT DEFAULT SWAPS

The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of September 30, 2009:

(millions)	Bought or Sold Protection	Notional Exposure		Gains (Losses)
				Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008	2009	2008
Open Positions
5-year exposure	Bought	$25	$25	$(.3)	$(.1)	$(.5)	$(.1)

Total open positions		$25	$25	$(.3)	$(.1)	$(.5)	$(.1)

Closed Positions
2-year exposure	Bought	$7	$—	$—	$—	$(.4)	$—
3-year exposure	Bought	—	260	—	17.1	—	17.1
5-year exposure	Bought	—	285	—	35.0	—	35.0

Total closed positions		$7	$545	$—	$52.1	$(.4)	$52.1

Total corporate swaps				$(.3)	$52.0	$(.9)	$52.0

EQUITY OPTIONS

The following table summarizes the activity of our equity options, classified by the status of the option position as of September 30, 2009:

	Asset or Liability Position	Number of Contracts[1]		Gains (Losses)
				Three Months Ended September 30,		Nine Months Ended September 30,
(millions)		2009	2008	2009	2008	2009	2008
Closed Positions
Equity options	NA	177,190	—	$1.5	$—	$(9.1)	$—

Total equity options				$1.5	$—	$(9.1)	$—

NA = Not Applicable

[1]	Each contract is equivalent to 100 shares of common stock of the issuer.

CASH FLOW HEDGES

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We will defer the pretax gain or loss on this hedge and report the amount in accumulated other comprehensive income. During the third quarter 2009, we closed our hedge position and the pretax gain on the hedge will remain in accumulated other comprehensive income until we incur foreign expenses when we start writing business.

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 25% for the third quarter 2009 and 23% for the first nine months of 2009, compared to the same periods last year. The reduction is primarily the result of investing new cash and proceeds from security sales, redemptions, and maturities into lower-yielding U.S. Treasury Notes and short-term investments. During the latter part of the second quarter 2009 and to a greater extent during the third quarter, we began to reallocate a portion of our short-term investments to select credit-related products that had attractive risk/return profiles and modest duration risks.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

We reported the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2009	2008	2009	2008
Pretax recurring investment book yield	3.5%	4.7%	3.7%	4.8%
Weighted average FTE book yield	4.0%	5.4%	4.3%	5.6%
FTE total return:
Fixed-income securities	4.9%	(6.6)%	9.7%	(7.0)%
Common stocks	16.0%	(8.7)%	21.4%	(19.0)%
Total portfolio	5.3%	(6.9)%	9.7%	(8.9)%

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Fixed-income securities:
U.S. Treasury Notes	1.8%	3.0%	(1.3)%	16.4%
Municipal bonds	3.1%	.5%	8.7%	2.2%
Corporate bonds	7.5%	1.0%	21.7%	1.2%
Commercial mortgage-backed securities	7.2%	(.5)%	21.4%	(.7)%
Collateralized mortgage obligations	12.8%	(2.9)%	24.0%	(4.0)%
Asset-backed securities	3.7%	(2.3)%	(1.3)%	(8.1)%
Preferred stocks	17.9%	(30.6)%	43.7%	(35.7)%

Investment expenses were $8.1 million for the first nine months of 2009, compared to $6.4 million for the same period last year, primarily reflecting a true-up in the first quarter 2008 to the final 2007 Gainsharing (cash incentive) payout for our investment managers.

Interest expense for the first nine months of 2009 was $103.7 million, compared to $102.8 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the periods ended September 30, were:

	Three Months		Nine Months
(millions)	2009	2008	2009	2008
Gross realized gains on security sales
Fixed maturities	$23.7	$.7	$146.3	$94.1
Nonredeemable preferred stocks	—	—	2.2	4.1
Common equities	11.1	175.6	140.6	206.3

Subtotal	34.8	176.3	289.1	304.5

Gross realized losses on security sales
Fixed maturities	(1.8)	(7.4)	(14.3)	(8.7)
Nonredeemable preferred stocks	—	(267.9)	(26.2)	(273.7)
Common equities	—	(50.1)	(32.7)	(120.2)

Subtotal	(1.8)	(325.4)	(73.2)	(402.6)

Net realized gains (losses) on security sales
Fixed maturities	21.9	(6.7)	132.0	85.4
Nonredeemable preferred stocks	—	(267.9)	(24.0)	(269.6)
Common equities	11.1	125.5	107.9	86.1

Subtotal	33.0	(149.1)	215.9	(98.1)

Other-than-temporary impairment losses
Fixed maturities	(2.2)	(205.2)	(38.4)	(219.0)

Nonredeemable preferred stocks	(5.6)	(1,064.0)	(180.2)	(1,132.2)
Common equities	—	(4.9)	(16.6)	(15.0)

Subtotal	(7.8)	(1,274.1)	(235.2)	(1,366.2)

Net holding period gains (losses)
Hybrid preferred stocks	.8	(18.4)	4.3	(30.7)
Derivatives	12.8	68.2	(3.7)	109.2

Subtotal	13.6	49.8	.6	78.5

Total net realized gains (losses) on securities	$38.8	$(1,373.4)	$(18.7)	$(1,385.8)

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

For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary where we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments, prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions by the earlier of (i) when we are able to objectively determine that the loss is other-than-temporary, or (ii) when the security has been in such a loss position for three consecutive quarters.

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, then we write-down the security to its current fair value and recognize the entire unrealized loss through the income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we need to determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in the income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the income statement for the periods ended September 30, was as follows:

	Three Months			Nine Months
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2009
Preferred stocks	$5.6	$—	$5.6	$211.9	$(25.6)	$186.3
Asset-backed securities	2.2	—	2.2	32.3	—	32.3

Total fixed income	7.8	—	7.8	244.2	(25.6)	218.6
Common equities	—	—	—	17.0	(.4)	16.6

Total portfolio	$7.8	$—	$7.8	$261.2	$(26.0)	$235.2

2008
Preferred stocks	$1,347.6	$(136.7)	$1,210.9	$1,415.8	$(136.7)	$1,279.1
Corporate debt	43.8	—	43.8	43.8	—	43.8
Asset-backed securities	14.5	—	14.5	28.3	—	28.3

Total fixed income	1,405.9	(136.7)	1,269.2	1,487.9	(136.7)	1,351.2
Common equities	20.5	(15.6)	4.9	33.8	(18.8)	15.0

Total portfolio	$1,426.4	$(152.3)	$1,274.1	$1,521.7	$(155.5)	$1,366.2

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2009, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

(millions)	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$3,889.3	$93.1	$5.6	$2.3	$.3	$—
Unrealized loss for 12 months or greater	2,460.0	265.1	180.1	134.4	44.8	43.0

Total	$6,349.3	$358.2	$185.7	$136.7	$45.1	$43.0

Common Equity:
Unrealized loss for less than 12 months	$21.0	$1.8	$.3	$—	$—	$—
Unrealized loss for 12 months or greater	14.2	1.6	.1	—	—	—

Total	$35.2	$3.4	$.4	$—	$—	$—

We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We do not intend to sell these securities. We also determined that it is more likely than not that we will not be required to sell these securities, for the periods of time necessary to recover the cost bases of these securities, and that there is no additional credit-related impairment on our debt securities.

Since total unrealized losses are already a component of our shareholders’ equity, any recognition of these losses as additional OTI losses would have no effect on our comprehensive income, book value, or reported investment total return.

C. Repurchase Transactions

From time to time we enter into repurchase commitment transactions, under which we loan U.S. Treasury or U.S. Government agency securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. These internally managed transactions are typically overnight arrangements. The cash proceeds are invested in Eurodollar deposits, reverse repurchase transactions, or unsecured commercial paper obligations issued by large, high-quality institutions with yields that exceed our interest obligation on the borrowed cash. We are able to borrow the cash at low rates since the securities loaned are in either short supply or high demand. Our interest rate exposure does not increase or decrease since the borrowing and investing periods match. However, these transactions can carry the risk that the counterparty in the arrangement could default, in which event we would be unable to recover our collateral in a timely manner. To help mitigate this risk, we hold our counterparty’s cash for the full value of the securities we lend and revalue the securities on a regular basis to ensure that we hold sufficient cash to cover the market value of the securities. Nevertheless, in the event of a counterparty default, we may be unable to obtain additional cash if our securities on loan appreciate in value prior to their return.

During September 2008, we suspended our repurchase activity due to increased counterparty risk and high-market volatility, and we have not invested in any repurchase transactions during 2009. We had no open repurchase commitments at September 30, 2008. We earned income of $0.4 million and $1.7 million from repurchase transactions during the three and nine months ended September 30, 2008, respectively.

Additionally, we also enter into reverse repurchase commitment transactions. In these transactions, we loan cash to accredited banks and receive U.S. Treasury Notes pledged as general collateral against the cash borrowed. We choose to enter into these transactions as rates on general collateral are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited, as these internally managed transactions are overnight arrangements. The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received.

For the nine months ended September 30, 2009, our largest single outstanding balance of reverse repurchase commitments was $1,845.8 million, which was open for one day; the average daily balance of reverse repurchase commitments was $676.1 million. We earned income of $0.3 million and $0.8 million on reverse repurchase agreements for the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. We had $400.0 million of open reverse repurchase commitments at September 30, 2009 with one counterparty, reported as part of other short-term investments. No reverse repurchase transactions were open at September 30, 2008.

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

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.5 years at September 30, 2009 and 3.2 years at December 31, 2008. The weighted average beta of the equity portfolio was 1.1 at September 30, 2009 and 1.0 at December 31, 2008. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

($ in millions) 66-Day VaR	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008[1]
Fixed-income portfolio	$(261.6)	$(380.4)	$(471.8)	$(455.2)
% of portfolio	(1.8)%	(2.9)%	(3.8)%	(3.7)%
% of shareholders’ equity	(4.8)%	(7.7)%	(11.0)%	(10.8)%

Common equity portfolio	$(88.1)	$(108.6)	$(133.0)	$(333.3)
% of portfolio	(18.9)%	(26.6)%	(38.0)%	(45.8)%
% of shareholders’ equity	(1.6)%	(2.2)%	(3.1)%	(7.9)%

Total portfolio	$(267.7)	$(386.3)	$(477.5)	$(539.8)
% of portfolio	(1.8)%	(2.8)%	(3.7)%	(4.2)%
% of shareholders’ equity	(4.9)%	(7.8)%	(11.1)%	(12.8)%

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2009 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	1,500,000	$15.23	1,500,000	48,500,000
August	1,502,476	16.66	3,002,476	46,997,524
September	1,500,000	16.99	4,502,476	45,497,524

Total	4,502,476	$16.29

In June 2009, the Board of Directors authorized the repurchase of up to 50 million common shares commencing on July 1, 2009; this authorization does not have an expiration date. Shares repurchased under the Board authorization may be accomplished through open market purchases or otherwise and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first nine months of 2009, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and, when management deems it appropriate, to return underleveraged capital to investors.

Item 5.	Other Information.

On August 13, 2009, we granted a time-based restricted stock award covering a total of 8,116 common shares to Ms. Lawton Fitt for her appointment as a director. This award is scheduled to vest on April 23, 2010, and had an aggregate dollar value of approximately $133,000 at the date of grant.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2009 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 9, 2009	By:	/S/ BRIAN C. DOMECK
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

(101)	101.INS	XBRL Instance Document	Furnished herewith

(101)	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith