Form 10-K
period 2009-12-31
PROGRESSIVE CORP/OH/
filed 2010-03-01
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009: $9,411,470,311

The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2010: 671,559,722

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2010, and the Annual Report to Shareholders for the year ended December 31, 2009, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

INTRODUCTION

Portions of the information included in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2010 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2009 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2010 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 53 subsidiaries and 1 mutual insurance company affiliate. These insurance subsidiaries and affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles and uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate our businesses throughout the United States. In December 2009, we began selling personal auto insurance in Australia.

(b) Financial Information About Segments

Incorporated by reference from Note 10 - Segment Information in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(c) Narrative Description of Business

We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $14.0 billion in 2009, compared to $13.6 billion in 2008 and $13.8 billion in 2007. Our combined ratio, calculated on a basis consistent with accounting principles generally accepted in the United States of America (GAAP), was 91.6 in 2009, 94.6 in 2008, and 92.6 in 2007.

Organization

Auto insurance differs greatly by community because regulations and legal decisions vary by state and because, among other factors, traffic, law enforcement, cultural attitudes, insurance agents, medical services, and auto repair services vary by community. To respond to these local differences, we are organized as follows:

•	Our Personal Lines products are comprised of insurance for personal autos and special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items):

•

We currently write personal auto insurance in all 50 of the United States and in the District of Columbia. In December 2009, we also began writing personal auto insurance in Australia. We began writing in Massachusetts in 2008. Our personal auto management group is organized by state into four geographic regions in the United States, plus a region for Australia. Each region is led by a general manager.

•	We write the majority of our special lines products in all 50 states. Our special lines management group is organized by product and led by a general manager.

•

Our Commercial Auto products are offered in 49 states; we do not currently write Commercial Auto in Hawaii or the District of Columbia. The Commercial Auto business is organized by state, with product managers responsible for local implementation. These state-level managers are led by a general manager.

•	Our Claims business area, which supports both the Personal Lines and Commercial Auto businesses, is organized into three geographic regions, with a general manager responsible for each region.

•	Our business area general managers each report to one of our Group Presidents (discussed below).

Our Direct sales and customer service groups, located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Tempe, Arizona; and Colorado Springs, Colorado, support our policy servicing, agency distribution, and claims operations.

Our executive management team sets policy and makes key strategic decisions and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer, and Chief Human Resource Officer, as well as our three Group Presidents (Personal Lines, Commercial Lines, and Claims). The Group Presidents are responsible for the development and management of our product offerings and customer service processes that are tailored to the unique characteristics and purchasing preferences of customers who shop for and select our insurance products.

Personal Lines

Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. The Personal Lines business accounted for approximately 89% of total net premiums written for 2009 and approximately 87% for both 2008 and 2007. Our strategy is to be a competitively priced provider of a full line of auto insurance products with distinctive service, distributed through whichever channel the customer prefers.

We ranked fourth in market share in the U.S. private passenger auto market for 2008 based on net premiums written and believe that we held that position for 2009. There are approximately 370 competitors in this market. Progressive and the other leading 14 private passenger auto insurers, each of which writes over $2.0 billion of premiums, comprise about 75% of this market. For 2009, the estimated industry net premiums written for private passenger auto insurance in the United States was $158.7 billion, and our share of this market was approximately 7.6%, compared to $157.9 billion and 7.3%, respectively, in 2008, and $159.1 billion and 7.3% in 2007. Except as otherwise noted, all industry data and our market share or ranking in the industry either were derived directly from data reported by A.M. Best Company, Inc. (“A.M. Best”) or were estimated using A.M. Best data as the primary source.

Personal auto insurance represented approximately 90% of our total Personal Lines net premiums written for each of the last three years. Volume potential is driven by our price competitiveness, brand recognition, service quality, and the actions of our competitors, among other factors. See “Competitive Factors” on page 4 of this report for further discussion.

Our specialty Personal Lines products include insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market, and that we have been the market share leader for the motorcycle product since 1998.

The Personal Lines business is either generated by independent agents and brokers or written directly online or by phone. The Agency business includes business written by our network of more than 30,000 independent insurance agencies located throughout the United States, as well as brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. In 2009, the total net premiums written through the Agency business represented 59% of our Personal Lines volume, compared to 62% in 2008 and 63% in 2007.

The Direct business includes business written directly by us online and over the phone. Net premiums written in the Direct business were 41%, 38%, and 37% of our Personal Lines volume in 2009, 2008, and 2007, respectively.

Progressive Home Advantage®, our offering which combines a Progressive auto policy with a homeowner’s or renter’s policy, underwritten by one of three unaffiliated insurance carriers, is available to Agency customers in 41 states and to Direct customers in 48 states and the District of Columbia; this program is not available to Direct customers in Florida and Alaska.

We also currently offer a personal umbrella insurance product in 30 states through certain independent agents and to Direct business customers via telephone. We began offering this product in select markets in 2006 and have been expanding into additional markets as we have evaluated and met certain performance criteria. We plan to continue the roll-out in both channels during 2010.

Commercial Auto

The Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented approximately 11% of our total net premiums written for 2009 and approximately 13% for both 2008 and 2007. The majority of our Commercial Auto customers insure three or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, operates in the business auto and specialty truck markets. The business auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. The remainder is in the specialty truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. By the end of 2009, we substantially completed the roll-out of our cargo and general liability insurance products, which we introduced in 2007. Although the Commercial Auto business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service.

There are approximately 380 competitors in the total commercial auto market. We primarily compete with 32 other large companies/groups, each with over $160 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Auto business ranked fourth in the commercial auto insurance market for 2008, and we believe that we held that position for 2009.

Other Indemnity Businesses

Our other indemnity businesses, which represented less than 1% of our net premiums written in each of the last three years, primarily include writing professional liability insurance for community banks, principally directors and officers liability insurance. The program, sponsored by the American Bankers Association (ABA), insures over 1,600 banks, representing every state. In addition, our other indemnity businesses include managing our run-off businesses.

We have entered into an agreement to sell our community bank program to an ABA affiliate. The transaction is expected to close during the first half of 2010. As an interim measure, effective August 1, 2009, we began reinsuring 100% of this risk with another carrier. Prior to August 1, 2009, we reinsured the majority of the risk on the professional liability insurance coverages with a small mutual reinsurer controlled by its bank customers and various other reinsurance entities. The sale of this business will not have a material effect on our financial condition, results of operations, or cash flows.

Service Businesses

Our service businesses provide insurance-related services and represented less than 1% of our revenues for each of the last three years.

Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market in 43 states. We have previously competed with two other carriers for the majority of the CAIP market. However, both of these other carriers withdrew, leaving us as the largest CAIP provider countrywide. Although our market share increased, we did not realize an increase to revenues as the downturn in the CAIP market continues. As a service provider, we collect fee revenue that is earned on a pro rata basis over the term of the related policies. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

Our service businesses also include our alliance with three select homeowner insurance companies. Through Progressive Home Advantage®, we act as an agent to offer new and existing Progressive customers home, condo, and renters insurance underwritten by these homeowner’s insurance companies. Commissions received from this business are used to mitigate the underwriting expenses associated with maintaining this program. This program is available to our Personal Lines customers in 48 states and the District of Columbia; it is not currently available in Alaska or Florida.

Claims

We manage our claims handling on a companywide basis through approximately 370 claims offices located throughout the United States. In addition, we have in operation 54 centers, in 41 metropolitan areas across the country, that provide our concierge level claims service. These facilities are designed to provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will then write the estimate, select a qualified repair shop, arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. We received a U.S. patent in 2008 for this innovative approach to the vehicle repair process, which increases consumer satisfaction and our productivity, and improves the cycle time and quality of repairs.

Competitive Factors

The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional issuers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. Over the last few years, comparative rating services have gained prominence, adding transparency to industry pricing, and many of our competitors have significantly increased their advertising and marketing efforts and/or expanded their online service offerings. These changes have further intensified the competitive nature of the automobile and other property-casualty insurance markets.

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

State Insurance Licenses

Our insurance subsidiaries operate under licenses issued by various state insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. Our licenses govern the kinds of insurance coverages that may be written by our insurance subsidiaries in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to the subsidiaries’ businesses are in good standing.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total policyholders’ surplus, generally 3 to 1. Thus, the amount of an insurer’s surplus, in certain cases, may limit its ability to grow its business. At year-end 2009, the combined premiums to surplus ratio for all Progressive insurance companies was 2.8 to 1; in addition, we have access to $2.2 billion in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth as needed. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. Progressive’s RBC ratios are well in excess of minimum requirements.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products, while others result from consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit information in underwriting, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, insurance availability, prices, and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In a number of states, Progressive’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act, and our information demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives, or regulations to regulate the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit information. Also, at the direction of Congress, the Federal Trade Commission studied the effects of the use of credit information on the availability and affordability of insurance and the extent to which credit information impacted the availability and affordability of insurance by geography, income, ethnicity, and race. The use of credit information continues to be a regulatory and legislative issue, and it is possible that the U.S. Congress or one or more states may enact further legislation affecting its use in underwriting and rating.

We began writing personal auto physical damage and property damage liability insurance in Australia through a branch of one of our U.S. insurance subsidiaries. This insurance is offered solely through the Internet. We do not write auto bodily injury liability or medical payment insurance in Australia. There are two primary agencies that regulate insurance in Australia: the Australian Securities and Investment Commission regulates customer disclosures, and the Australian Prudential Regulatory Authority regulates solvency. Both agencies enforce laws within their jurisdiction, issue regulations, take enforcement actions, and, in general, have broad regulatory powers. Progressive Direct Insurance Company has been issued licenses by both agencies.

Statutory Accounting Principles

Our results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Certain significant differences are described below:

Category	GAAP Accounting	SAP Accounting
Acquisition Expenses	Commissions, premium taxes, and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized pro rata over the policy term as premiums are earned.	Commissions, premium taxes, and all other acquisition expenses are expensed as incurred.

Non-admitted Assets	Premium receivables are reported net of an allowance for doubtful accounts.	Premium receivables over 90 days past due are “non-admitted,” which means they are excluded from surplus. For premium receivables less than 90 days past due, we also estimate a bad debt reserve.

	Furniture, equipment, application software, leasehold improvements, and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.	Excluding computer equipment and operating software, the value of all other furniture, equipment, application software, leasehold improvements, and prepaid expenses, net of accumulated depreciation or amortization, is non-admitted against surplus. Computer equipment and operating software are capitalized, subject to statutory limitations based on surplus, and depreciated over three years.

	Deferred tax assets are recorded based on estimated future tax effects attributable to temporary differences. A valuation allowance would be recorded for any tax benefits that are not expected to be realized.	The accounting for deferred tax assets is consistent with GAAP, except for certain deferred tax assets that do not meet statutory requirements for recognition, which are non-admitted against surplus.

Reinsurance	Ceded reinsurance balances are shown as an asset on the balance sheet as “prepaid reinsurance premiums” and “reinsurance recoverables.”	Ceded unearned premiums are netted against the “unearned premiums” liability. Ceded unpaid loss and loss adjustment expense (LAE) amounts are netted against “loss and LAE reserves.” Only ceded paid loss and LAE are shown as a “reinsurance recoverables” asset.

Investment Valuation	Fixed-maturity securities, which are classified as available-for-sale, are reported at current fair values.	Fixed-maturity securities are reported at amortized cost or the lower of amortized cost or fair value, depending on the class of security.

	Preferred stocks, both redeemable and nonredeemable, are reported at quoted fair values.	Redeemable preferred stocks are reported at amortized cost or the lower of amortized cost or fair value, depending on the class of security. Nonredeemable preferred stocks are reported at quoted fair value, consistent with GAAP.

Federal Income Taxes	Federal tax expense and tax liability or recoverable balances include current and deferred income taxes.	For income statement reporting, federal tax expense only includes the current tax provision. Deferred taxes are posted to surplus. SAP deferred tax assets are subject to certain limitations on admissibility.

Investments

Our approach to investment and capital management seeks to ensure that we have sufficient capital to support all of the insurance premiums that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $14.7 billion at December 31, 2009, compared to $13.0 billion at December 31, 2008. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income (loss), including net realized gains (losses) on securities, before expenses and taxes, was $534.1 million in 2009, compared to $(807.4) million in 2008 and $787.1 million in 2007. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2009 was 24,661, all of whom were employed by subsidiaries of The Progressive Corporation.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on June 25, 2009, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2009	2008	2007
Balance at January 1	$6,177.4	$5,942.7	$5,725.0
Less reinsurance recoverables on unpaid losses	244.5	287.5	361.4

Net balance at January 1	5,932.9	5,655.2	5,363.6

Incurred related to:
Current year	10,040.9	9,981.8	9,845.9
Prior years	(136.0)	33.2	80.3

Total incurred	9,904.9	10,015.0	9,926.2

Paid related to:
Current year	6,542.2	6,700.4	6,737.2
Prior years	3,172.0	3,036.9	2,897.4

Total paid	9,714.2	9,737.3	9,634.6

Net balance at December 31	6,123.6	5,932.9	5,655.2
Plus reinsurance recoverables on unpaid losses	529.4	244.5	287.5

Balance at December 31	$6,653.0	$6,177.4	$5,942.7

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while sustaining minimal variation from the date that the reserves are initially established until losses are fully developed. Our reserves developed favorably in 2009, compared to unfavorable development in both 2008 and 2007. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates by claim representatives. In 2009, the favorable development was primarily related to lower than expected defense and cost containment reserves and favorable settlements on larger losses in our Commercial Auto business. In 2008, an increase in the number of late reported Commercial Auto claims, and an increase in the estimated severity on these claims, was a primary contributor to the unfavorable development. The unfavorable development in 2007 was due to the settlement of some large outstanding litigation, the number of large losses emerging from prior accident years being more than anticipated, plus the result of reviews of large bodily injury and uninsured motorist claims.

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

We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(millions)

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
LIABILITY FOR
UNPAID LOSSES
AND LAE - GROSS	$2,416.2	$2,986.4	$3,238.0	$3,813.0	$4,576.3	$5,285.6	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0
LESS: REINSURANCE
RECOVERABLE ON
UNPAID LOSSES	216.0	201.1	168.3	180.9	229.9	337.1	347.2	361.4	287.5	244.5	529.4

LIABILITY FOR
UNPAID LOSSES
AND LAE - NET[1]	2,200.2	2,785.3	3,069.7	3,632.1	4,346.4	4,948.5	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6
PAID (CUMULATIVE) AS OF:
One year later	1,246.5	1,409.3	1,601.7	1,860.7	2,233.8	2,355.5	2,662.1	2,897.4	3,036.9	3,172.0
Two years later	1,738.5	2,047.2	2,290.7	2,688.9	3,148.1	3,430.6	3,931.0	4,240.4	4,361.4	—
Three years later	2,001.4	2,355.0	2,655.8	3,084.6	3,642.5	3,999.9	4,584.7	4,856.2	—	—
Four years later	2,126.4	2,514.6	2,821.0	3,291.6	3,873.0	4,269.6	4,839.1	—	—	—
Five years later	2,191.4	2,586.3	2,910.2	3,381.7	3,977.1	4,368.6	—	—	—	—
Six years later	2,225.5	2,631.2	2,945.7	3,416.7	4,012.5	—	—	—	—	—
Seven years later	2,248.1	2,647.3	2,959.6	3,428.7	—	—	—	—	—	—
Eight years later	2,258.5	2,653.9	2,962.9	—	—	—	—	—	—	—
Nine years later	2,261.2	2,654.6	—	—	—	—	—	—	—	—
Ten years later	2,261.1	—	—	—	—	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	2,276.0	2,686.3	3,073.2	3,576.0	4,237.3	4,592.6	5,066.2	5,443.9	5,688.4	5,796.9
Two years later	2,285.4	2,708.3	3,024.2	3,520.7	4,103.3	4,485.2	5,130.5	5,469.8	5,593.8	—
Three years later	2,277.7	2,671.2	2,988.7	3,459.2	4,048.0	4,501.6	5,093.6	5,381.9	—	—
Four years later	2,272.3	2,666.9	2,982.7	3,457.8	4,070.0	4,471.0	5,046.7	—	—	—
Five years later	2,277.5	2,678.5	2,993.7	3,475.4	4,073.7	4,475.5	—	—	—	—
Six years later	2,284.9	2,683.7	3,002.5	3,472.5	4,072.4	—	—	—	—	—
Seven years later	2,287.4	2,688.4	3,000.6	3,470.1	—	—	—	—	—	—
Eight years later	2,291.9	2,688.6	2,995.8	—	—	—	—	—	—	—
Nine years later	2,290.8	2,683.5	—	—	—	—	—	—	—	—
Ten years later	2,286.7	—	—	—	—	—	—	—	—	—
NET CUMULATIVE
DEVELOPMENT
FAVORABLE/
(UNFAVORABLE)	$(86.5)	$101.8	$73.9	$162.0	$274.0	$473.0	$266.4	$(18.3)	$61.4	$136.0
PERCENTAGE[2]	(3.9)	3.7	2.4	4.5	6.3	9.6	5.0	(.3)	1.1	2.3
RE-ESTIMATED LIABILITY
FOR UNPAID LOSSES
AND LAE - GROSS	$2,512.5	$2,892.9	$3,193.0	$3,724.1	$4,413.7	$4,926.1	$5,580.1	$5,938.7	$6,139.4	$6,315.5
LESS: RE-ESTIMATED
REINSURANCE
RECOVERABLE
ON UNPAID LOSSES	225.8	209.4	197.2	254.0	341.3	450.6	533.4	556.8	545.6	518.6

RE-ESTIMATED LIABILITY
FOR UNPAID LOSSES
AND LAE - NET[1]	$2,286.7	$2,683.5	$2,995.8	$3,470.1	$4,072.4	$4,475.5	$5,046.7	$5,381.9	$5,593.8	$5,796.9
GROSS CUMULATIVE
DEVELOPMENT:
FAVORABLE/
(UNFAVORABLE)	$(96.3)	$93.5	$45.0	$88.9	$162.6	$359.5	$80.2	$(213.7)	$(196.7)	$(138.1)

[1]	Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
[2]	Cumulative development ÷ liability for unpaid losses and LAE - Net.

The above table presents the development of balance sheet liabilities for losses and LAE from 1999 through 2008. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverable on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2009, our insurance subsidiaries had paid $2,654.6 million of the currently estimated $2,683.5 million of losses and LAE that had been unpaid at the end of 2000; thus, an estimated $28.9 million of losses incurred through 2000 remain unpaid as of the current financial statement date.

The net cumulative development represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 1999 liability has developed unfavorably by $86.5 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on the income in calendar year 2000. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 8 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2009, but incurred in 2006, will be included in the cumulative development amount for years 2006, 2007, and 2008. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

From 1999 through 2001, while we experienced an increase in bodily injury severity, our developed reserves were within 4% of our original estimates. The bodily injury severity change was much lower than we expected between 2002 and 2005; thus, the reserve run-off for these years was very favorable following the end of each year, or about 4% to 10% of our original carried amounts. The reserve development for each of 2006 through 2008 was less than 3% of our original carried reserves.

Although the detail is not presented in the table on page 9, we also re-estimate the reinsurance recoverable on unpaid losses each year. The top of the table shows the amount of reinsurance recoverable on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2008, we estimated our reinsurance recoverable on unpaid losses to be $244.5 million. During 2009, these reserves developed unfavorably by $274.1 million, bringing the re-estimated reinsurance recoverable on unpaid losses to $518.6 million, as shown at the bottom of the table. Over the last ten years, we experienced unfavorable development in our reinsurance recoverables on unpaid losses. This development primarily reflects our claims organization re-evaluating Michigan personal injury protection claims that require lifetime reserve estimates. As a result, we increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 9 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.

(d) Financial Information About Geographic Areas.

Progressive operates throughout the United States and began operating in Australia in December 2009. The amount of Australian revenues and assets is insignificant.

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

Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into four broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

•	Insurance Risks – risks associated with assuming, or indemnifying for, the losses of, or liabilities incurred by, policyholders

•	Operating Risks – the risks stemming from external or internal events or circumstances that directly or indirectly affect our insurance operations

•

Market Risks – changes in the value of invested assets from a variety of factors, including interest rate movements, market price fluctuations, credit spread widening, risk premium pricing, liquidity difficulties, foreign exchange rate changes, and the performance of an individual issuer or a market sector, and

•

Credit Risks – the risks that a counter-party to a transaction will fail to perform according to the terms and conditions of a contract, as well as our ability to obtain capital when necessary, pay or otherwise satisfy our obligations when due, and earn the cost of equity capital.

Although we have organized risks generally according to these categories in the discussion below, it should be noted that many of the risks may have ramifications in more than one category. For example, although presented as an Operating Risk below, governmental regulation of insurance companies also affects our investing and financing activities, which are addressed separately under Market Risks and Credit Risks below. The categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed.

This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information publicly disseminated by us from time to time.

It should be noted that our business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond our control. Issues such as unemployment rates, sales of new vehicles, inflation or deflation, stock market valuations, interest rates, consumer confidence and construction spending, among a host of other factors, will have a bearing on the amount of insurance that is purchased by consumers and small businesses. In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, we could experience a materially adverse effect on our business, financial condition, cash flows, or results of operations. In that case, the market price of our common shares or debt securities could decline materially.

I. Insurance Risks

Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.

Our financial condition, cash flows, and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. The role of the pricing function is to ensure that rates are adequate to generate sufficient premium to pay losses, loss adjustment expenses, and underwriting expenses, and to earn a profit.

Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient reliable data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to conduct a complete and accurate analysis of available data

•	our ability to timely recognize changes in trend and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in certain operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies, and the success of those innovations

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory action

•	the occurrence and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events

•	understanding the impact of ongoing changes in our claim settlement practices

•	changing driving patterns

•	unexpected changes in the medical sector of the economy, including medical costs, and

•	unanticipated changes in auto repair costs, auto parts prices, and used car prices.

The realization of one or more of such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, constraining our ability to write new business.

Our success depends on our ability to establish accurate loss reserves.

Our financial statements include loss reserves, which represent our best estimate of the amounts that the subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, in multiple markets

•	unexpected changes in medical and auto repair costs

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions by courts

•	inconsistent decisions in lawsuits regarding coverage and changing theories of liability

•	the effects of ongoing changes in our claim settlement practices

•	the accuracy of our estimates regarding claims that have been incurred but not reported as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy and timeliness of estimates of total loss and loss adjustment expenses as determined by our employees for different categories of claims.

As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on our results of operations, liquidity, or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 8 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 25, 2009.

Our insurance operating results may be materially adversely affected by severe weather conditions or other catastrophic events.

Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. When they occur with enough severity, our financial performance, cash flows, and results of operations could be materially adversely affected.

The incidence and severity of catastrophes are inherently unpredictable. In addition, changing climate conditions may increase the frequency of natural disasters such as hurricanes, tornadoes, other storms and fires, and we will continue to monitor and assess scientific information relating to such developments. We use catastrophe modeling tools to help manage our exposures to such events, but those tools are based on historical data and other assumptions that may provide projections that are materially different from the actual events. As a result, increased levels of hurricanes and other storms could have a material and adverse effect on our insurance operating results.

II. Operating Risks

We compete in the automobile insurance and other property-casualty markets, which are highly competitive.

We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management, and sophisticated marketing, underwriting, and pricing strategies. Our business focuses on insurance for personal autos and recreational vehicles and on commercial auto policies for small businesses. Competitors may offer consumers combinations of auto policies and other insurance products or financial services that we do not offer. We could be adversely affected by the failure to generate new business, or to retain a sufficient percentage of our current customers, as a result of competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives. The automobile insurance industry is a relatively mature industry, in which brand recognition, operational effectiveness (including, for example, rate and claim-paying accuracy, customer experience, and application of information technology), pricing, scale, and cost control are major competitive factors.

Historically, the auto insurance industry has been known as a cyclical industry, which has been defined by periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. Unexpected increases in the insurers’ underlying costs (such as vehicle repair costs, medical costs, and the expenses to resolve claims) can further reduce profits or result in underwriting losses. As the insurers recognize this situation (which can occur at different times for different companies), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profit to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot determine whether such cyclicality is currently impacting the auto insurance market, nor can we predict whether it will do so in the future.

The highly competitive nature of the insurance marketplace could result in the consolidation of our competition, or in the failure of one or more competitors. The concentration of premium volume in a reduced number of major competitors could significantly alter the competitive landscape in ways that cannot be predicted, but which may or may not be favorable for Progressive’s business prospects at that time. On the other hand, in the event of a failure of a major insurer, we could be adversely affected, as our company and other insurance companies may be required under the laws of various jurisdictions to absorb the losses of the failed insurer, and we could be faced with an unexpected surge in new business from the failed insurer’s former policyholders, which could strain our service capabilities in the near term.

Our success depends on the ability to innovate effectively, respond to our competitors’ initiatives, and efficiently manage complexity.

From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our, and/or our competitors’, then-current or historical modes of doing business, and these changes must be instituted in the context of a complicated regulatory environment. As such, our innovations may entail a degree of complexity and risk that makes their implementation a challenge and our efforts may not ultimately achieve anticipated business goals. In addition, these initiatives may disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). Our ability to develop and implement such strategic initiatives that are accepted and valued by our customers and create a sustainable advantage is critical, however, to maintaining or enhancing our competitive position; if we fail to do so, our business could be materially adversely affected.

At the same time, innovations by competitors or other market participants may increase the level of competition in the industry. This can include product, pricing, or marketing innovations, new or improved services, technology advances, or new modes of doing business that enhance the customer’s ability to shop and compare prices from multiple companies, among other initiatives. Our ability to react to such advances and then navigate the new competitive environment is also important to our success.

The fast pace of change and innovation in our businesses, combined with ongoing technological, regulatory, and other developments, results in significant levels of complexity in our products and in the systems and processes we use to run our business. The complexity, in turn, leads to the increased possibility of error in executing business strategies, as well as difficult management decisions regarding the allocation of available resources (such as IT resources) for multiple potential initiatives or projects. Our inability to manage this complexity effectively, to allocate and prioritize appropriately our resources, or to prevent errors could result in substantially increased costs, liability to third parties, regulatory investigations and sanctions, poor customer experiences, and damage to our brand.

We must develop and maintain a brand that is recognized and trusted by consumers.

It is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to improve brand recognition, generate new business, and increase the retention of our current customers. We believe that improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly significant given the importance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts, and related expenditures, within the automobile insurance market. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, our business could be materially adversely affected.

Our brand could also be adversely affected by incidents that reflect negatively on our company. These situations might include, among others, failing to protect sensitive customer information, errors in handling a customer’s policy, inappropriate handling of claims of policyholders or other parties, inability to service outstanding policies or write new business due to systems failures, facility shut-downs or other causes, litigation or regulatory actions challenging our business practices, and actions by unrelated businesses that we have introduced to our customers to provide insurance products that we do not offer, and many of the other matters that are discussed in these Risk Factors.

Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.

Our success depends on our ability to attract, develop, and retain talented employees, including executives and other key managers. Our loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers with diverse backgrounds and experiences, could have a materially adverse effect on our business.

In addition, we must forecast volume and other factors in changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our ongoing and new business) in one or more business units or locations. In either such event, our financial results, customer relationships, and brand could be materially adversely affected.

We further believe that our success depends, in large part, on our ability to maintain and improve the staffing effectiveness and employee culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace. In such events, the productivity of certain of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

The Progressive Corporation and its insurance subsidiaries are subject to a variety of complex laws and regulations.

Progressive’s insurance businesses operate in a highly regulated environment. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia and, beginning in December 2009, Australia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers. Our insurance subsidiaries’ ability to comply with these laws and regulations at reasonable costs, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting, and efforts to freeze, set, or roll back insurance premium rates or limit the rate of return that an insurance company may earn. Insurance laws and regulations may limit our insurance subsidiaries’ ability to underwrite and price risks accurately, prevent our subsidiaries from obtaining timely rate changes to recognize increased or decreased costs, restrict our subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, prescribe the form and content of certain disclosures and notices to policyholders, and dictate the types of investments that an insurance company may hold. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments arising in a number of circumstances, including to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with insurance-related laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow our business in the applicable jurisdictions.

The failure to comply with this complex variety of laws and regulations, or an alleged failure to so comply, by us or other companies in the insurance, financial services, or related industries, also could result in actions or investigations by regulators, state attorneys general, or other law enforcement officials. Such actions and investigations, and any determination that we have not complied with an applicable law or regulation, could potentially lead to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries could face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

New legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more jurisdictions. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether any such laws will be enacted and how and to what extent such laws and regulations would affect our businesses.

Insurance regulation may create risks and uncertainties for Progressive’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 5 of this report.

Our success depends on our ability to adjust claims accurately.

We must accurately evaluate and pay claims that are made under our insurance policies. Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of our claims representatives, the extent of and our ability to recognize fraudulent or inflated claims, the claims organization’s culture, and the effectiveness of our management, our ability to develop or select and implement appropriate procedures, technologies, and systems to support our claims functions, and the success of our concierge-level claims services program. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand image and, as a result, materially adversely affect our competitiveness, financial results, prospects, and liquidity.

Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.

The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. Other such litigation may arise in the future concerning similar or other business practices. These lawsuits include cases alleging damages as a result of our subsidiaries’ use of credit in underwriting and related requirements under the U.S. federal Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims; other claims handling procedures; challenges to our direct repair program and service center program; interpretations of the provisions of our insurance policies; and policy implementation and renewal procedures, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that our subsidiaries’ business practices or systems violate the patent, trademark, or other intellectual property rights of third parties. Additional litigation may be filed against us concerning our employment-related practices, allegations of medical or attorney malpractice, and other general liability causes of action arising from our operations. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs, and/or limitations on, our subsidiaries’ business operations.

Lawsuits against us often seek significant monetary damages. Moreover, as courts resolve individual or class action litigation in insurance or related fields, a new layer of court-imposed regulation could emerge, resulting in material increases in our costs of doing business.

Litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or any future lawsuits may have on our business, operations, profitability, or financial condition. For further information on pending litigation, see Note 12 – Litigation in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

Our business depends on the secure and uninterrupted operation of our facilities, systems, and business functions, including our information technology and other business systems.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted manner, necessary business functions (such as Internet support and 24-hour call centers), processing new and renewal business, and processing and paying claims and other obligations. Our facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including, without limitation, natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots, hazardous material releases, medical epidemics, utility outages, or interruptions of data processing and storage systems and communications facilities. Likewise, we could experience a failure or corruption of one or more of our information technology, telecommunications, or other systems for various reasons, including failures that might occur as existing systems are replaced or upgraded.

The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure, or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions. This could result in a materially adverse effect on our business results, prospects, and liquidity, as well as damage to customer goodwill.

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

A security breach of our computer systems or other operations could also interrupt or damage our operations; infect, corrupt, or destroy data or systems; subject us to liability if confidential customer information is misappropriated; and significantly damage our reputation. Despite the implementation of security measures, including hiring an independent firm to perform intrusion vulnerability testing of our computer systems, these systems may be vulnerable to physical or electronic break-ins, computer viruses, programming errors, insider threats, attacks by third parties, or similar disruptive problems. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to our systems, which could have a material adverse effect on our business.

We rely heavily on credit card acceptance for premium payment and settlement of claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the Payment Card Industry Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures to help ensure the safe handling of sensitive information by companies accepting credit card payments. Satisfaction of the PCI standards does not ensure that sensitive information will be maintained on a secure basis, but it is required to do business with the credit card companies. In September 2009, an independent organization recognized by PCI for such purposes certified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and recertification of our processes. Our intention is to maintain compliance with PCI’s data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.

III. Market Risks

The performance of our fixed-income and equity investment portfolios is subject to a variety of investment risks.

Our investment portfolio is comprised principally of fixed-income securities and common equities. Our fixed-income portfolio is actively managed by our investment group and includes short-term investments, fixed-maturity securities, and preferred stocks. The performance of the fixed-income portfolio is subject to a number of risks, including:

•	Interest rate risk – the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.

•

Investment credit risk – the risk that the value of certain investments may decrease in value due to the deterioration in financial condition of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss.

•

Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition, performance, or outlook of those issuers, sectors, or industries.

•

Prepayment or extension risk (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) – the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, or that a security may not be redeemed when anticipated, adversely affecting the value of, or income from, such securities and the portfolio by investing at less attractive rates.

•

Liquidity risk – the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when we desire to do so. Disruptions in the financial markets, or a lack of buyers for the specific securities that we are trying to sell, could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a lack of transparency regarding the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized credit rating agencies are based on incomplete information or prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio, which is managed by a third party to track the Russell 1000 index, is subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment that is designed to track an index, such as the Russell 1000, does not reduce the risks inherent in equity investing and is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and also may be subject to some of the same risks that affect our fixed-income portfolio, discussed above. For example, a rapid rise in interest rates may cause equity prices to fall, particularly those of interest-sensitive companies. In addition, even though the Russell 1000 index is broadly diversified, significant portions of the index may be concentrated in one or more sectors, such as the financial services industry, which may adversely affect the performance of our common equity portfolio when such a sector underperforms. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline both in the value of our common equity portfolio and in our capital.

Both the fixed-income and the common equity portfolios are also subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments we hold and our ability to liquidate them may be adversely affected if those markets are disrupted or otherwise affected by significant negative factors, including, without limitation:

•	local, national, or international events, such as regulatory changes, power outages, system failures, wars, or terrorist attacks

•	a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in our portfolios

•

financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, such as derivative transactions, which could further disrupt the markets or cause us to incur losses if counterparties to one or more of our transactions should default

•

inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact our ability to sell a specific security or a group of securities at a reasonable price when desired

•

the failure, or perceived failure, of governmental attempts to stabilize specific companies or groups of companies through capital injections, to shore up markets, or otherwise to spur economic recovery or growth, or the failure or refusal of a government to engage in such efforts

•	a significant change in inflation expectations, or the onset of deflation or stagflation, and

•	a significant devaluation of governmental or private sector credit, currencies or financial markets, or other factors or events

If the fixed-income or equity portfolios, or both, were to suffer a decrease in value due to market, sector, or issuer-specific conditions to a substantial degree, our liquidity, financial position, and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance company’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business. If we, at that time, are unable to supplement the subsidiary’s capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion of the composition of our investment portfolio as of December 31, 2009 and on the market risk associated with our investment portfolio.

IV. Credit Risks

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts become insolvent, experience other financial hardship, or default in the performance of contractual obligations.

Our business is dependent on the performance by third parties of their responsibilities under various contractual or service relationships. These include, for example, contracts for the acquisitions of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to our operations), private labeling arrangements, and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies). In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks or other financial institutions. If one or more of these parties were to default in the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product, or service that is significant to our business, we could suffer significant financial losses and operational interruptions or other problems, which could in turn adversely affect our financial performance, cash flows, or results of operations and cause damage to our brand and reputation.

Our insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repay indebtedness, or make capital contributions to its other subsidiaries or affiliate.

The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, repurchase its common shares, or make capital contributions to or otherwise fund its subsidiaries or affiliate. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

•	Insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus

•	Insurance regulations restrict the amounts available for distribution based on either net income or surplus of the insurance company

•	Competitive pressures require our insurance subsidiaries to maintain high financial strength ratings

•

In certain jurisdictions, prior approval must be obtained from regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the parent holding company

Further information on insurance laws and regulations which may limit the ability of our insurance subsidiaries to pay dividends can be found in Item 5(c), “Dividends,” of this report.

If we fail to maintain sufficient capital to support our business, our financial condition and our ability to grow could be adversely affected.

We intend to maintain capital levels as necessary to pay all claims and other business expenses, to support the growth of our insurance businesses, to provide for additional protection against possible large, unexpected losses, and to provide the necessary resources to pay dividends, repurchase stock, and fund corporate opportunities. The appropriate level of capital at any time is estimated by management based, in part, on current and anticipated business results and growth prospects, and projections of the levels of capital needed to protect us against unexpected events within a confidence level prescribed by management. The amount of capital that we seek to maintain is driven by our assessment of potential exposures and correlations to our underwriting, investing, and operating risks, including those discussed in these Risk Factors. The estimates for unexpected events are internally produced and are the result of extensive analysis and modeling of the types and magnitude of risks that we are likely to face. While our techniques for estimating our capital needs are continually enhanced, our ability to predict accurately the nature, size, and scope of unexpected events is inherently uncertain.

The amount of capital that we hold at any given time is determined by the performance of our insurance operations and investment results (including investment income, valuation changes in our portfolio, and the realization of any deferred tax benefits), as well as by our capital management activities, such as the payment of cash dividends, repurchases of our common shares, the establishment of credit lines, and the issuance by us of debt, equity, or other securities. If we experience losses in our insurance operations or from our investment portfolio, our capital levels may be reduced, perhaps significantly. If our capital level turns out to be lower than the amount needed at a given time, our financial condition could be materially adversely affected and our ability to grow the insurance business could be constrained until additional sources of capital are found. Such a deterioration of our financial condition could adversely affect the perception of our company by third parties (such as rating agencies, underwriters, institutional and other investors, and our customers), and as a result, our ability to gain access to debt or equity markets at favorable rates could be adversely impacted, and the price of our common shares or debt securities could fall significantly.

In addition, the recoverability of certain of our deferred tax assets is predicated on the market valuation of our invested assets and certain tax planning strategies that, in part, depend on the substantial recovery to original cost for our fixed-income securities and redeemable preferred stocks. Should fair values of such securities decline or not substantially recover in value, a valuation allowance against the related deferred tax assets may become necessary, which would reduce our capital levels.

Our access to capital markets, ability to enter into new financing arrangements, obligations to post collateral under certain derivative contracts, and business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.

Our credit and financial strength is evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Progressive and its insurance subsidiaries currently enjoy favorable, stable ratings. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by investors, producers, other businesses, and consumers could also be significantly impaired. In addition, a downgrade could trigger contractual obligations in certain derivative transactions requiring us to post substantial amounts of collateral, in cash or high-grade assets, for the benefit of the other party to the transaction. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.

The Progressive Corporation’s annual dividend policy will result in a variable payment to shareholders each year, or no payment in some years, and the dividend program ultimately may be changed.

We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (20% for 2009 and 25% for 2010) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). To the extent our after-tax comprehensive income (which includes net investment income, realized investment gains and losses and the change in unrealized investment gains and losses) is less than after-tax underwriting income, no dividend will be payable. In 2008, this calculation resulted in no dividend being paid to shareholders, while for 2009 we paid a dividend of $.1613 per share in February 2010.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual dividend in 2010 (to be paid early in 2011), the dividend, if any, would not be declared by the Board until late 2010 or early 2011, and the Board could decide to alter our policy or not to pay the annual dividend for 2010 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, or disruptions of national or international capital markets, or other events affecting our liquidity or financial position as described above under “Investing Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares or debt securities.

We do not manage to short-term earnings expectations; our goal is to maximize the long-term value of the enterprise, which at times may adversely affect short-term results.

We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of the dividend that may be paid under our annual variable dividend policy or otherwise. We report earnings and other operating results on a monthly basis. We also do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of our common shares or debt securities.

In addition, due to our focus on the long-term value of the enterprise, we may undertake business strategies and establish related financial goals for a specific year that are designed to enhance our longer-term position, while understanding that such strategies may not always similarly benefit short-term performance, such as our annual underwriting profit or earnings per share. Such strategies, for example, may involve a reduction in premiums for certain products or customers, or increases in advertising spend, to support growth or enhance retention of current customers. Consequently, these strategies may adversely affect short-term performance and may result in additional volatility in the price of our common shares or debt securities.

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

We also own: seven other buildings in Cleveland, Ohio suburbs near the corporate office complexes; four buildings in Tampa, Florida; five buildings in Colorado Springs, Colorado; and a building in each of the following cities: Albany, New York; Ft. Lauderdale, Florida; Plymouth Meeting, Pennsylvania; Tempe, Arizona; and Tigard, Oregon. Two of these buildings are partially leased to non-affiliates. In total, these buildings contain approximately 2.0 million square feet of office, warehouse, and training facility space. These facilities are occupied by our business units or other supporting operations and are not segregated by segment. We also own 57 acres of vacant land in Mayfield Village and 15 acres in Colorado Springs near our corporate facilities, which are available for possible future development.

We own 40 buildings and lease another 13 to provide concierge-level claims service at various locations throughout the United States. In addition, our facility in Tempe, Arizona is also partially used as a claims service center. In total, these additional buildings contain approximately 0.8 million square feet.

We lease approximately 1.2 million square feet of office and warehouse space at various locations throughout the United States, and one location in Australia, for our business units and corporate functions. In addition, we lease approximately 370 claims offices, consisting of approximately 2.8 million square feet, at various locations throughout the United States. These leases are generally short-term to medium-term leases of standard commercial office space.

ITEM 3.	LEGAL PROCEEDINGS

None. For a discussion of litigation we currently face, see Note 12 - Litigation in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2009	1	$15.24	$9.76	$13.44	$—
	2	17.00	13.00	15.11	—
	3	17.50	14.12	16.58	—
	4	18.10	15.90	17.99	.1613

		$18.10	$9.76	$17.99	$.1613

2008	1	$19.84	$15.00	$16.07	$—
	2	21.31	16.11	18.72	—
	3	20.71	15.70	17.40	—
	4	17.59	10.29	14.81	—

		$21.31	$10.29	$14.81	$—

The closing price of our Common Shares on January 31, 2010, was $16.58.

(b) Holders

There were 3,771 shareholders of record on January 31, 2010.

(c) Dividends

See the table above for the frequency and amount of cash dividends paid on our Common Shares, $1.00 par value, for the last two years.

Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. The annual variable dividend is based on a formula that multiplies our annual after-tax underwriting income by a target percentage factor and then by a companywide performance factor (known as our Gainshare factor). For 2008 and 2009, the Board determined the target percentage of after-tax underwriting income to be 20%. The Board increased this target to 25% for 2010. The Gainshare factor can range from zero to two and is determined by comparing operating performance for the year to certain predetermined profitability and growth objectives. The Gainshare factor is also used in connection with our cash bonus program for employees and is approved by the Compensation Committee of the Board annually. Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Our annual variable dividend program is subject to certain limitations. To the extent the Gainshare factor is zero or if after-tax comprehensive income (net income plus the after-tax change in unrealized gains (losses) during the period, among other items) is less than after-tax underwriting income, no annual variable dividend will be paid. In addition, although it is our intent to calculate an annual dividend based on the formula outlined, the Board could decide to alter our policy, or not to pay the annual dividend for 2010 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. In December 2009, the Board of Directors declared an annual dividend, which was paid on February 5, 2010 to shareholders of record at the close of business on January 27, 2010. The amount of the dividend was $0.1613 per common share, or an estimated $108.5 million in aggregate. However, no dividend was paid for 2008 because we reported an after-tax comprehensive loss.

To the extent we elect to defer the payment of interest on our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, we may be restricted from declaring any dividends. See Note 4 – Debt in our Annual Report, which is included as Exhibit 13 to this Form 10-K for further discussion. Our intent is to pay interest on the Debentures as and when due.

Consolidated statutory policyholders’ surplus was $5.0 billion on December 31, 2009, and $4.5 billion on December 31, 2008. At December 31, 2009, $477.7 million of consolidated statutory policyholders’ surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,008.5 million in 2010 without prior approval from regulatory authorities, provided the dividend payments are not within 12 months of previous dividends paid by the applicable subsidiary.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is set forth with respect to our equity compensation plans at December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Cumulative Number of Securities Awarded as Restricted Stock	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2003 Incentive Plan	—	—	15,981,068	4,753,038
1995 Incentive Plan[1]	5,102,888	$9.31	1,402,320	—

Subtotal Employee Plans	5,102,888	9.31	17,383,388	4,753,038

Director Plans:
2003 Directors Equity Incentive Plan	—	—	540,612	869,871
1998 Directors’ Stock Option Plan[1]	312,545	8.46	—	—

Subtotal Director Plans	312,545	8.46	540,612	869,871

Equity compensation plans not approved by security holders:
None

Total	5,415,433	$9.26	17,924,000	5,622,909

[1]	These plans have expired and no further awards may be made thereunder.

In January 2010, the Board of Directors approved The Progressive Corporation 2010 Equity Incentive Plan. This new plan, which remains subject to shareholder approval at our upcoming Annual Meeting, authorizes up to 18 million shares for issuance.

(e) Performance Graph

Incorporated by reference from the Performance Graph section in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(f) Recent Sales of Unregistered Securities

None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

2009 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	2,250,758	$16.38	6,753,234	43,246,766
November	2,162,717	16.99	8,915,951	41,084,049
December	781,800	17.38	9,697,751	40,302,249

Total	5,195,275	$16.79

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. See Note 9 - Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted stock grants.

In June 2009, the Board approved an authorization to repurchase up to 50 million common shares. This Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the fourth quarter 2009, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price.

ITEM 6.	SELECTED FINANCIAL DATA

(millions - except per share amounts)

	For the years ended December 31,
	2009	2008	2007	2006	2005
Total revenues	$14,563.6	$12,840.1	$14,686.8	$14,786.4	$14,303.4
Net income (loss)	1,057.5	(70.0)	1,182.5	1,647.5	1,393.9
Per share:[1]
Net income (loss)[2]	1.57	(.10)	1.65	2.10	1.74
Dividends	.1613	—	2.1450	.0325	.0300
Comprehensive income (loss)	1,752.2	(614.7)	1,071.0	1,853.1	1,347.8
Total assets	20,049.3	18,250.5	18,843.1	19,482.1	18,898.6
Debt outstanding	2,177.2	2,175.5	2,173.9	1,185.5	1,284.9

[1]	All per share amounts were adjusted for the May 18, 2006, 4-for-1 stock split.
[2]	For 2008, amount represents basic earnings per share, since diluted earnings per share was antidilutive due to the net loss for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2010 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.

Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	54	President and Chief Executive Officer

Brian C. Domeck	50	Vice President and Chief Financial Officer beginning in March 2007; Demand Manager of the Direct Business prior to January 2007

Charles E. Jarrett	52	Vice President, Secretary, and Chief Legal Officer

Thomas A. King	50	Vice President and Treasurer

Jeffrey W. Basch	51	Vice President and Chief Accounting Officer

John A. Barbagallo	50	Commercial Lines Group President, including Agency Operations, since September 2007; Agency Group President from May 2006 to September 2007; Agency Business General Manager of the Atlantic Region prior to May 2006

William M. Cody	47	Chief Investment Officer

Susan Patricia Griffith	45	Claims Group President since March 2008; Chief Human Resource Officer prior to March 2008

Valerie Krasowski	44	Chief Human Resource Officer since August 2008; Special Lines General Manager from March 2006 to August 2008; Director of Regional Marketing from March 2005 to March 2006; Director of Total Rewards prior to March 2005

John P. Sauerland	45	Personal Lines Group President since September 2007; Direct Group President from June 2006 to September 2007; Claims General Manager of the Midwest Region prior to June 2006

Raymond M. Voelker	46	Chief Information Officer

Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated by reference from the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement (which can be found in “Security Ownership of Certain Beneficial Owners and Management”).

Code of Ethics. Progressive has a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and other senior financial officers. This Code of Ethics is available at: progressive.com/governance.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on our Internet Web site at: progressive.com/governance.

Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2009. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).

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

Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information” subsections “Board of Directors Independence Determinations” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Listing of Financial Statements

The following consolidated financial statements included in Progressive’s 2009 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income - For the Years Ended December 31, 2009, 2008, and 2007

•	Consolidated Balance Sheets - December 31, 2009 and 2008

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2009, 2008, and 2007

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)

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

(a)(3) Listing of Exhibits

See exhibit index contained herein beginning at page 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos.10.2 through 10.59.

(b) Exhibits

The exhibits in response to this portion of Item 15 are submitted concurrently with this report.

(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	December 31, 2009
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$4,939.6	$4,817.5	$4,817.5
States, municipalities, and political subdivisions	1,974.2	2,024.0	2,024.0
Public utilities	78.8	78.9	78.9
Corporate and other debt securities	1,167.2	1,203.6	1,203.6
Asset-backed securities	2,885.9	2,832.7	2,832.7
Redeemable preferred stock	671.3	606.7	606.7

Total fixed maturities	11,717.0	11,563.4	11,563.4

Equity securities:
Common stocks:
Public utilities	53.5	68.2	68.2
Banks, trusts, and insurance companies	84.5	109.3	109.3
Industrial, miscellaneous, and all other	460.4	638.7	638.7
Nonredeemable preferred stocks	665.4	1,255.8	1,255.8

Total equity securities	1,263.8	2,072.0	2,072.0

Short-term investments	1,078.0	1,078.0	1,078.0

Total investments	$14,058.8	$14,713.4	$14,713.4

Progressive did not have any securities of any one issuer with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2009.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2009	2008	2007
Revenues
Dividends from subsidiaries*	$1,230.6	$300.5	$1,507.7
Intercompany investment income*	8.5	41.3	92.6

Total revenues	1,239.1	341.8	1,600.3

Expenses
Interest expense	146.4	146.3	114.1
Deferred compensation[1]	4.8	(5.7)	(2.7)
Other operating costs and expenses	3.3	3.4	4.7

Total expenses	154.5	144.0	116.1

Income before income taxes and other items below	1,084.6	197.8	1,484.2
Income tax provision (benefit)	(51.6)	(36.4)	(9.0)

Net income - parent company only	1,136.2	234.2	1,493.2
Net income (loss) of subsidiaries after current year dividend distributions	(78.7)	(304.2)	(310.7)

Net income (loss) - consolidated	$1,057.5	$(70.0)	$1,182.5

*	Eliminated in consolidation.
[1]	See Note 4 – Employee Benefit Plans on page 32.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	December 31,
	2009	2008
ASSETS
Investment in non-consolidated affiliates	$1.0	$1.0
Investment in subsidiaries*	5,680.8	4,873.7
Receivable from investment subsidiary*	2,242.2	1,392.7
Intercompany receivable*	125.0	103.0
Income taxes	36.5	67.6
Other assets	65.5	56.1

TOTAL ASSETS	$8,151.0	$6,494.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$116.7	$103.3
Dividend payable	108.5	—
Debt	2,177.2	2,175.5

Total liabilities	2,402.4	2,278.8

Common Shares, $1.00 par value (authorized 900.0 shares; issued 797.8 and 797.9, including treasury shares of 125.2 and 121.4)	672.6	676.5
Paid-in capital	939.7	892.9
Retained earnings	3,683.1	2,697.8
Total accumulated other comprehensive income (loss)	453.2	(51.9)

Total shareholders’ equity	5,748.6	4,215.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,151.0	$6,494.1

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,057.5	$(70.0)	$1,182.5
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Net (income) loss of subsidiaries after current year dividend distributions	78.7	304.2	310.7
Amortization of stock-based compensation	1.8	1.8	1.7
Changes in:
Intercompany receivable	(22.0)	(18.6)	24.7
Accounts payable and accrued expenses	12.5	(31.2)	4.3
Income taxes	31.1	(21.6)	(38.5)
Other, net	(5.6)	27.4	(3.2)

Net cash provided by operating activities	1,154.0	192.0	1,482.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investments in equity securities of consolidated subsidiaries	(152.4)	(270.1)	(36.9)
Received from (paid to) investment subsidiary	(849.5)	317.7	476.0

Net cash provided by (used in) investing activities	(1,001.9)	47.6	439.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18.8	27.0	30.8
Tax benefit from exercise/vesting of stock-based compensation	9.7	11.1	15.5
Proceeds from debt	—	—	987.3
Dividends paid to shareholders	—	(98.3)	(1,406.5)
Acquisition of treasury shares	(180.6)	(179.4)	(1,548.4)

Net cash used in financing activities	(152.1)	(239.6)	(1,921.3)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

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

Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2009 and 2008, $2.2 billion and $1.0 billion of marketable securities were available in this company. The Progressive Corporation paid income taxes, net of recoverables received, if any, of $461.7 million in 2009, $258.0 million in 2008, and $526.0 million in 2007, respectively. Total interest paid was $144.7 million in both 2009 and 2008, and $110.1 million in 2007. Non-cash activity includes declared but unpaid dividends, and the contribution from The Progressive Corporation of its common shares to certain subsidiaries, subject to restricted stock awards granted to employees.

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

Note 4. Employee Benefit Plans — The information relating to incentive compensation plans and deferred compensation is incorporated by reference from Note 9 - Employee Benefit Plans in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended
December 31, 2009:
Personal Lines					$12,365.9		$8,847.0	$1,171.6	$1,410.2	$12,453.1
Commercial Auto					1,623.3		1,050.7	187.0	155.8	1,533.9
Other indemnity					23.6		7.2	6.0	1.7	15.9

Total	$402.2	$6,653.0	$4,172.9	$—	$14,012.8	$495.9	$9,904.9	$1,364.6	$1,567.7	$14,002.9

Year ended
December 31, 2008:
Personal Lines					$11,847.8		$8,716.2	$1,147.9	$1,348.2	$11,878.8
Commercial Auto					1,762.2		1,290.2	203.3	174.6	1,704.8
Other indemnity					21.4		8.6	6.9	.6	20.7

Total	$414.0	$6,177.4	$4,175.9	$—	$13,631.4	$628.9	$10,015.0	$1,358.1	$1,523.4	$13,604.3

Year ended
December 31, 2007:
Personal Lines					$12,009.0		$8,625.7	$1,183.9	$1,359.3	$11,921.2
Commercial Auto					1,846.9		1,288.3	210.5	162.4	1,828.9
Other indemnity					21.5		12.2	5.5	4.5	22.4

Total	$426.3	$5,942.7	$4,210.4	$—	$13,877.4	$668.4	$9,926.2	$1,399.9	$1,526.2	$13,772.5

[1]	Progressive does not allocate assets, liabilities, or investment income to operating segments.
[2]	Excludes net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2009
Premiums earned:
Property and liability insurance	$14,199.4	$186.6	$—	$14,012.8	—

December 31, 2008
Premiums earned:
Property and liability insurance	$13,810.1	$178.7	$—	$13,631.4	—

December 31, 2007
Premiums earned:
Property and liability insurance	$14,107.0	$229.6	$—	$13,877.4	—

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY

INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended	Current Year	Prior Years
December 31, 2009	$10,040.9	$(136.0)	$9,714.2

December 31, 2008	$9,981.8	$33.2	$9,737.3

December 31, 2007	$9,845.9	$80.3	$9,634.6

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III, page 33, for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2010 appearing in the 2009 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 1, 2010

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

of The Progressive Corporation of our report dated March 1, 2010 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 1, 2010 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

March 1, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

March 1, 2010	By:	/s/ GLENN M. RENWICK
Glenn M. Renwick Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	March 1, 2010

/s/ GLENN M. RENWICK Glenn M. Renwick	Director, President, and Chief Executive Officer	March 1, 2010

/s/ BRIAN C. DOMECK Brian C. Domeck	Vice President and Chief Financial Officer	March 1, 2010

/s/ JEFFREY W. BASCH Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 1, 2010

* Stuart B. Burgdoerfer	Director	March 1, 2010

* Charles A. Davis	Director	March 1, 2010

* Roger N. Farah	Director	March 1, 2010

* Lawton W. Fitt	Director	March 1, 2010

* Stephen R. Hardis	Director	March 1, 2010

* Bernadine P. Healy, M.D.	Director	March 1, 2010

* Abby F. Kohnstamm	Director	March 1, 2010

* Norman S. Matthews	Director	March 1, 2010

* Patrick H. Nettles, Ph.D.	Director	March 1, 2010

* Donald B. Shackelford	Director	March 1, 2010

* Bradley T. Sheares, Ph.D.	Director	March 1, 2010

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ CHARLES E. JARRETT	March 1, 2010
Charles E. Jarrett Attorney-in-fact

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(3)(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Quarterly Report on Form 10-Q (filed with SEC on May 6, 2008; Exhibit 3.1 therein)

(3)(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 24, 2009)	Quarterly Report on Form 10-Q (filed with SEC on May 11, 2009; Exhibit 3.1 therein)

(4)	4.1	364-Day Secured Liquidity Credit Facility Agreement dated as of December 31, 2008 between The Progressive Corporation and National City Bank	Current Report on Form 8-K (filed with SEC on January 7, 2009; Exhibit 4.1 therein)

(4)	4.2	Amendment No. 1, dated as of December 31, 2009, to 364-Day Secured Liquidity Credit Facility Agreement, dated as of December 31, 2008, between The Progressive Corporation and PNC Bank, National Association (successor in interest to National City Bank)	Current Report on Form 8-K (filed with SEC on January 6, 2010; Exhibit 4.1 therein)

(4)	4.3	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture (see exhibit 4.8 below), as amended and supplemented	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 4(I) therein)

(4)	4.4	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

(4)	4.5	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

(4)	4.6	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed with SEC on February 27, 2008; Exhibit 4.5 therein)

(4)	4.7	Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 issued in the aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.14 below), as amended and supplemented	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.3 therein)

(4)	4.8	Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed with SEC on March 31, 1998; Exhibit 4.1 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(4)	4.9	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, evidencing the designation of State Street Bank and Trust Company as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-01745 (filed with SEC on March 15, 1996; Exhibit 4.2 therein)

(4)	4.10	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed with SEC on October 22, 2002; Exhibit 4.3 therein)

(4)	4.11	Third Supplemental Indenture dated December 7, 2001 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed with SEC on October 22, 2002; Exhibit 4.4 therein)

(4)	4.12	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed with SEC on June 18, 2007; Exhibit 4.5 therein)

(4)	4.13	Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the Senior Indenture	Registration Statement No. 333-143824 (filed with SEC on June 18, 2007; Exhibit 4.6 therein)

(4)	4.14	Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.1 therein)

(4)	4.15	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.2 therein)

(4)	4.16	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Current Report on Form 8-K (filed with SEC on June 22, 2007; Exhibit 4.4 therein)

(10)(ii)	10.1	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Current Report on Form 8-K (filed with SEC on September 20, 2006; Exhibit 10(A) therein)

(10)(iii)	10.2	The Progressive Corporation 2007 Gainsharing Plan (terminated as of December 31, 2007)	Annual Report on Form 10-K (filed with SEC on February 28, 2007; Exhibit 10.8 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(10)(iii)	10.3	The Progressive Corporation 2008 Gainsharing Plan (terminated as of December 31, 2008)	Annual Report on Form 10-K (filed with SEC on February 27, 2008; Exhibit 10.6 therein)

(10)(iii)	10.4	The Progressive Corporation 2007 Executive Bonus Plan	Current Report on Form 8-K (filed with SEC on February 8, 2007; Exhibit 10(A) therein)

(10)(iii)	10.5	The Progressive Corporation 2007 Information Technology Incentive Plan (terminated as of December 31, 2007)	Annual Report on Form 10-K (filed with SEC on February 28, 2007; Exhibit 10.16 therein)

(10)(iii)	10.6	The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(R) therein)

(10)(iii)	10.7	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 27, 2008; Exhibit 10.18 therein)

(10)(iii)	10.8	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(T) therein)

(10)(iii)	10.9	Form of The Progressive Corporation 1995 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Filed herewith

(10)(iii)	10.10	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10.11	First Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed with SEC on February 8, 2007; Exhibit 10(B) therein)

(10)(iii)	10.12	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed with SEC on February 4, 2010; Exhibit 10.1 therein)

(10)(iii)	10.13	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2003)	Registration Statement No. 333-104646 (filed with SEC on April 21, 2003; Exhibit 4(b) therein)

(10)(iii)	10.14	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2004 through February 2007)	Filed herewith

(10)(iii)	10.15	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 and thereafter)	Current Report on Form 8-K (filed with SEC on March 26, 2007; Exhibit 10.1 therein)

(10)(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(10)(iii)	10.17	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Current Report on Form 8-K (filed with SEC on March 26, 2007; Exhibit 10.2 therein)

(10)(iii)	10.18	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2009 through February 2010)	Quarterly Report on Form 10-Q (filed with SEC on May 11, 2009; Exhibit 10.2 therein)

(10)(iii)	10.19	The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed with SEC on February 4, 2010; Exhibit 10.2 therein)

(10)(iii)	10.20	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed with SEC on April 21, 2003; Exhibit 4(a) therein)

(10)(iii)	10.21	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Filed herewith

(10)(iii)	10.22	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Filed herewith

(10)(iii)	10.23	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on February 25, 2009; Exhibit 10.24 therein)

(10)(iii)	10.24	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Filed herewith

(10)(iii)	10.25	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Filed herewith

(10)(iii)	10.26	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on March 17, 2005; Exhibit 10(A) therein)

(10)(iii)	10.27	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(B) therein)

(10)(iii)	10.28	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 20, 2007; Exhibit 10.1 therein)

(10)(iii)	10.29	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(10)(iii)	10.30	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Filed herewith

(10)(iii)	10.31	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Filed herewith

(10)(iii)	10.32	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Filed herewith

(10)(iii)	10.33	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Filed herewith

(10)(iii)	10.34	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CA) therein)

(10)(iii)	10.35	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Filed herewith

(10)(iii)	10.36	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Annual Report on Form 10-K (filed with SEC on February 25, 2009; Exhibit 10.34 therein)

(10)(iii)	10.37	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Filed herewith

(10)(iii)	10.38	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Filed herewith

(10)(iii)	10.39	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Annual Report on Form 10-K (filed with SEC on February 28, 2006; Exhibit 10(CB) therein)

(10)(iii)	10.40	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Filed herewith

(10)(iii)	10.41	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Filed herewith

(10)(iii)	10.42	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(10)(iii)	10.43	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed with SEC on August 2, 2007; Exhibit 10.1 therein)

(10)(iii)	10.44	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed with SEC on February 27, 2008; Exhibit 10.54 therein)

(10)(iii)	10.45	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed with SEC on February 25, 2009; Exhibit 10.42 therein)

(10)(iii)	10.46	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed with SEC on May 11, 2009; Exhibit 10.1 therein)

(10)(iii)	10.47	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

(10)(iii)	10.48	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 20, 2007; Exhibit 10.2 therein)

(10)(iii)	10.49	The Progressive Corporation Directors Restricted Stock Deferral Plan	Filed herewith

(10)(iii)	10.50	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan	Current Report on Form 8-K (filed with SEC on December 13, 2005; Exhibit 10(A) therein)

(10)(iii)	10.51	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 20, 2007; Exhibit 10.3 therein)

(10)(iii)	10.52	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed with SEC on February 25, 2009; Exhibit 10.47 therein)

(10)(iii)	10.53	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Filed herewith

(10)(iii)	10.54	The Progressive Corporation 1990 Directors’ Stock Option Plan (Amended and Restated as of April 24, 1992 and as further amended on July 1, 1992)	Annual Report on Form 10-K (filed with SEC on February 27, 2008; Exhibit 10.64 therein)

(10)(iii)	10.55	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed with SEC on February 27, 2008; Exhibit 10.65 therein)

(10)(iii)	10.56	Director Compensation Schedule for 2006 and 2007	Current Report on Form 8-K (filed with SEC on February 9, 2006; Exhibit 10(D) therein)

(10)(iii)	10.57	Director Compensation Schedule for 2008 and 2009	Annual Report on Form 10-K (filed with SEC on February 25, 2009; Exhibit 10.53 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

(10)(iii)	10.58	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Current Report on Form 8-K (filed with SEC on December 13, 2006; Exhibit 10(A) therein)

(10)(iii)	10.59	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed with SEC on November 1, 2007; Exhibit 10.1 therein)

(11)	11	Computation of Earnings Per Share	Filed herewith

(13)	13	The Progressive Corporation 2009 Annual Report to Shareholders	Filed herewith

(21)	21	Subsidiaries of The Progressive Corporation	Filed herewith

(23)	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 37 of this Annual Report on Form 10-K

(24)	24	Powers of Attorney	Filed herewith

(31)	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

(31)	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

(32)	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

(32)	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

(99)	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith

(101)	101.INS	XBRL Instance Document	Furnished herewith

(101)	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

(101)	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

(101)	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

(101)	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

(101)	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.