Form 10-Q
period 2010-03-31
PROGRESSIVE CORP/OH/
filed 2010-05-10
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 670,422,678 outstanding at April 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

Three months ended March 31,	2010	2009	% Change
(millions - except per share amounts)
Revenues
Net premiums earned	$3,501.1	$3,406.6	3
Investment income	129.8	131.5	(1)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(9.3)	0
Less: portion of OTTI losses recognized in other comprehensive income	6.2	0

Net impairment losses recognized in earnings	(3.1)	0
Net realized gains (losses) on securities	33.9	(73.4)

Total net realized gains (losses) on securities	30.8	(73.4)	NM
Service revenues	4.2	3.5	20

Total revenues	3,665.9	3,468.2	6

Expenses
Losses and loss adjustment expenses	2,423.4	2,337.0	4
Policy acquisition costs	333.1	336.2	(1)
Other underwriting expenses	426.5	377.4	13
Investment expenses	3.6	2.6	38
Service expenses	5.2	4.6	13
Interest expense	35.2	33.7	4

Total expenses	3,227.0	3,091.5	4

Net Income
Income before income taxes	438.9	376.7	17
Provision for income taxes	143.3	144.2	(1)

Net income	$295.6	$232.5	27

Computation of Earnings Per Share
Basic:
Average shares outstanding	661.4	668.6	(1)

Per share	$.45	$.35	29

Diluted:
Average shares outstanding	661.4	668.6	(1)
Net effect of dilutive stock-based compensation	5.0	3.4	47

Total equivalent shares	666.4	672.0	(1)

Per share	$.44	$.35	28

Dividends declared per share[1]	$0	$0

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,		December 31, 2009
(millions)	2010	2009
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,660.4, $10,685.1, and $11,717.0)	$11,673.2	$10,309.0	$11,563.4
Equity securities:
Nonredeemable preferred stocks (cost: $648.6, $863.5, and $665.4)	1,310.5	815.2	1,255.8
Common equities (cost: $905.1, $284.1, and $598.4)	1,191.4	350.4	816.2
Short-term investments (amortized cost: $1,389.2, $1,293.8, and $1,078.0)	1,389.2	1,293.8	1,078.0

Total investments	15,564.3	12,768.4	14,713.4

Cash	155.1	134.5	160.7
Accrued investment income	113.6	112.9	110.4
Premiums receivable, net of allowance for doubtful accounts of $105.3, $105.4, and $116.4	2,722.9	2,516.8	2,454.8
Reinsurance recoverables, including $40.4, $40.7, and $35.4 on paid losses and loss adjustment expenses	666.2	284.5	564.8
Prepaid reinsurance premiums	72.6	60.8	69.3
Deferred acquisition costs	428.9	427.4	402.2
Income taxes	177.3	766.0	416.7
Property and equipment, net of accumulated depreciation of $606.1, $670.4, and $595.8	956.3	997.5	961.3
Other assets	191.7	146.3	195.7

Total assets	$21,048.9	$18,215.1	$20,049.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,452.6	$4,290.6	$4,172.9
Loss and loss adjustment expense reserves	6,724.5	6,077.3	6,653.0
Accounts payable, accrued expenses, and other liabilities	1,482.6	1,368.0	1,297.6
Debt[1]	2,177.7	2,175.9	2,177.2

Total liabilities	14,837.4	13,911.8	14,300.7

Common Shares, $1.00 par value (authorized 900.0; issued 797.8, 797.8, and 797.8, including treasury shares of 127.3, 117.1, and 125.2)	670.5	680.7	672.6
Paid-in capital	949.9	901.3	939.7
Retained earnings	3,942.5	2,925.0	3,683.1
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities	640.6	(227.8)	456.3
Portion of OTTI losses recognized in other comprehensive income	(14.3)	0	(26.1)

Total net unrealized gains (losses) on securities	626.3	(227.8)	430.2
Net unrealized gains on forecasted transactions	20.8	24.1	21.6
Foreign currency translation adjustment	1.5	0	1.4

Total accumulated other comprehensive income (loss)	648.6	(203.7)	453.2

Total shareholders’ equity	6,211.5	4,303.3	5,748.6

Total liabilities and shareholders’ equity	$21,048.9	$18,215.1	$20,049.3

[1]	Consists of long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31,	2010	2009
(millions)
Cash Flows From Operating Activities
Net income	$295.6	$232.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.4	20.6
Amortization of fixed-income securities	57.0	59.9
Amortization of stock-based compensation	10.2	9.3
Net realized (gains) losses on securities	(30.8)	73.4
Net loss on disposition of property and equipment	.4	0
Changes in:
Premiums receivable	(268.1)	(108.2)
Reinsurance recoverables	(101.4)	4.0
Prepaid reinsurance premiums	(3.3)	1.6
Deferred acquisition costs	(26.7)	(13.4)
Income taxes	133.7	124.6
Unearned premiums	279.7	114.7
Loss and loss adjustment expense reserves	71.5	(100.1)
Accounts payable, accrued expenses, and other liabilities	229.9	104.5
Other, net	.9	18.0

Net cash provided by operating activities	670.0	541.4

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(948.3)	(4,383.7)
Equity securities	(315.2)	(.2)
Sales:
Fixed maturities	740.7	3,898.3
Equity securities	52.9	353.4
Maturities, paydowns, calls, and other:
Fixed maturities	223.2	121.7
Net purchases of short-term investments - other	(311.0)	(140.3)
Net unsettled security transactions	45.5	(235.6)
Purchases of property and equipment	(17.0)	(21.2)
Sales of property and equipment	.2	.2

Net cash used in investing activities	(529.0)	(407.4)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	4.0	4.0
Tax benefit from exercise/vesting of stock-based compensation	.2	(1.3)
Dividends paid to shareholders[1]	(108.2)	0
Acquisition of treasury shares	(42.6)	(5.1)

Net cash used in financing activities	(146.6)	(2.4)

Effect of exchange rate changes on cash	0	0

Increase (decrease) in cash	(5.6)	131.6
Cash, January 1	160.7	2.9

Cash, March 31	$155.1	$134.5

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. Under the current accounting guidance, which became effective January 1, 2010, we are able to demonstrate that we have a controlling financial interest in our affiliate, which requires us to consolidate this entity. Prior to adopting this new guidance, we consolidated our mutual company affiliate based on evidence that we achieved control of this affiliate through a 100% reinsurance contract and a management service contract between a wholly-owned insurance subsidiary and such affiliate. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the results expected for the full year.

Note 2 Investments — The following table presents the composition of our investment portfolio by major security type consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2010
Fixed maturities:
U.S. government obligations	$4,566.2	$17.2	$(100.1)	$0	$4,483.3	28.8%
State and local government obligations	1,676.4	53.3	(1.4)	0	1,728.3	11.1
Corporate debt securities	1,619.2	70.3	(6.7)	.4	1,683.2	10.8
Residential mortgage-backed securities	579.4	4.8	(60.6)	0	523.6	3.4
Commercial mortgage-backed securities	1,686.1	57.9	(12.8)	0	1,731.2	11.1
Other asset-backed securities	870.7	9.2	(2.1)	(.1)	877.7	5.6
Redeemable preferred stocks	661.3	25.4	(41.9)	0	644.8	4.2
Other debt obligations	1.1	0	0	0	1.1	0

Total fixed maturities	11,660.4	238.1	(225.6)	.3	11,673.2	75.0
Equity securities:
Nonredeemable preferred stocks	648.6	664.8	0	(2.9)	1,310.5	8.4
Common equities	905.1	288.9	(2.6)	0	1,191.4	7.7
Short-term investments - other	1,389.2	0	0	0	1,389.2	8.9

Total portfolio[2,3]	$14,603.3	$1,191.8	$(228.2)	$(2.6)	$15,564.3	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2009
Fixed maturities:
U.S. government obligations	$4,495.6	$26.0	$(21.6)	$0	$4,500.0	35.3%
State and local government obligations	2,714.1	68.1	(54.0)	0	2,728.2	21.4
Foreign government obligations	16.2	.1	0	0	16.3	.1
Corporate debt securities	650.3	1.8	(52.9)	0	599.2	4.7
Residential mortgage-backed securities	730.2	2.0	(156.7)	0	575.5	4.5
Commercial mortgage-backed securities	1,562.0	2.1	(171.8)	0	1,392.3	10.9
Other asset-backed securities	133.4	1.4	(3.9)	0	130.9	1.0
Redeemable preferred stocks	381.2	28.2	(45.8)	0	363.6	2.8
Other debt obligations	2.1	.9	0	0	3.0	0

Total fixed maturities	10,685.1	130.6	(506.7)	0	10,309.0	80.7
Equity securities:
Nonredeemable preferred stocks	863.5	6.3	(31.3)	(23.3)	815.2	6.4
Common equities	284.1	81.2	(18.3)	3.4	350.4	2.8
Short-term investments - other	1,293.8	0	0	0	1,293.8	10.1

Total portfolio[2,3]	$13,126.5	$218.1	$(556.3)	$(19.9)	$12,768.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2009
Fixed maturities:
U.S. government obligations	$4,939.6	$6.4	$(128.5)	$0	$4,817.5	32.8%
State and local government obligations	1,974.2	55.1	(5.3)	0	2,024.0	13.8
Corporate debt securities	1,244.9	43.4	(6.9)	0	1,281.4	8.7
Residential mortgage-backed securities	592.0	4.3	(79.9)	0	516.4	3.5
Commercial mortgage-backed securities	1,572.0	37.0	(18.9)	0	1,590.1	10.8
Other asset-backed securities	721.9	6.1	(1.8)	0	726.2	4.9
Redeemable preferred stocks	671.3	20.7	(85.3)	0	606.7	4.1
Other debt obligations	1.1	0	0	0	1.1	0

Total fixed maturities	11,717.0	173.0	(326.6)	0	11,563.4	78.6
Equity securities:
Nonredeemable preferred stocks	665.4	597.6	0	(7.2)	1,255.8	8.5
Common equities	598.4	220.1	(2.3)	0	816.2	5.6
Short-term investments - other	1,078.0	0	0	0	1,078.0	7.3

Total portfolio[2,3]	$14,058.8	$990.7	$(328.9)	$(7.2)	$14,713.4	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below) and on common equity options (see the Derivative Instruments section below for further discussion).
[2]	At March 31, 2010 and 2009, and December 31, 2009, we had $53.2 million, $18.6 million, and $7.7 million, respectively, of net unsettled security transactions offset in other liabilities.
[3]

Totals at March 31, 2010 and 2009, and December 31, 2009 include $2.1 billion, $0.8 billion, and $2.2 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our fixed-maturity securities include debt securities and redeemable preferred stocks. At March 31, 2010, we held $14.4 million (included in the other asset-backed portfolio) and $76.4 million (included in the corporate debt portfolio) of hybrid securities with embedded derivative (i.e., put option) features due to the premium or discount paid on these positions; we did not hold these securities at March 31, 2009 or December 31, 2009. At March 31, 2010, March 31, 2009, and December 31, 2009, the nonredeemable preferred stock portfolio included $68.6 million, $17.8 million, and $66.3 million, respectively, of hybrid securities (i.e., perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks). As permitted under current accounting guidance, we elected to treat the change in valuation of these hybrid securities as a component of realized gains and losses, rather than separate the host contract and the derivative component. Common equities include common stocks and other risk investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds). Our other short-term investments include Eurodollar deposits, commercial paper, and other investments which are expected to mature within one year. At March 31, 2010 and December 31, 2009, our other short-term investments also included $9.0 million and $0.9 million, respectively, in treasury bills issued by the Australian government; we held no Australian Treasury Bills as of March 31, 2009.

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

Other-Than-Temporary Impairment (OTTI) The following table shows our OTTI losses separated between those related to a credit loss and the portion that was a non-credit related impairment for the quarter ended March 31, 2010:

(millions)	Total OTTI	Credit Related and Other OTTI (Income Statement)	Non-Credit Related OTTI (Balance Sheet)[1]
Fixed maturities:
Residential mortgage-backed:
Bifurcated	$7.3	$1.6	$5.7
Non-bifurcated[2]	.8	.8	0

Total residential mortgage-backed	8.1	2.4	5.7
Commercial mortgage-backed:
Bifurcated	.7	.2	.5
Non-bifurcated[2]	.5	.5	0

Total commercial mortgage-backed	1.2	.7	.5

Total	$9.3	$3.1	$6.2

[1]	Reflects the non-credit related OTTI recorded as a component of accumulated other comprehensive income at the time the credit impairment was determined.
[2]	Represents securities where our total OTTI losses were credit related; no unrealized losses are recorded as a component of accumulated other comprehensive income.

The following table provides a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTTI loss was recognized in accumulated other comprehensive income at the time the credit impairment was determined and recognized:

(millions)	Commercial Mortgage- Backed	Corporate Debt	Residential Mortgage- Backed	Total
Beginning balance at January 1, 2010	$.9	$6.5	$41.1	$48.5
Credit losses for which an OTTI was previously recognized	0	0.4		.4
Credit losses for which an OTTI was not previously recognized	.2	0	1.2	1.4
Reductions for increases in cash flows expected to be collected[1]	0	0	(9.5)	(9.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	(.2)	0	0	(.2)

Ending balance at March 31, 2010	$.9	$6.5	$33.2	$40.6

[1]	Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security.
[2]	Reflects reductions of prior credit impairments where the current credit impairment requires writing securities down to fair value (i.e., no remaining non-credit loss).

Since it was determined that it is more likely than not that we will not be required to sell the securities prior to the recovery (which could be maturity) of their respective cost bases, in order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired during the quarter, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our asset-backed portfolio included: current performance indicators on the underlying assets (i.e., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current implied yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written-down.

Gross Unrealized Losses As of March 31, 2010, we had $225.6 million of gross unrealized losses in our fixed-income portfolio (i.e., fixed-maturity securities and nonredeemable preferred stocks), and $2.6 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index, as long as the portfolio and index correlation remain similar. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Total	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Fixed maturities:
U.S. government obligations	$2,158.1	$(100.1)	$49.7	$(.3)	$2,108.4	$(99.8)
State and local government obligations	86.4	(1.4)	49.9	(.3)	36.5	(1.1)
Corporate debt securities	242.1	(6.7)	197.5	(1.5)	44.6	(5.2)
Residential mortgage-backed securities	365.4	(60.6)	35.1	(1.5)	330.3	(59.1)
Commercial mortgage-backed securities	140.4	(12.8)	17.8	(.5)	122.6	(12.3)
Other asset-backed securities	39.1	(2.1)	30.6	0	8.5	(2.1)
Redeemable preferred stocks	425.8	(41.9)	0	0	425.8	(41.9)

Total fixed maturities	3,457.3	(225.6)	380.6	(4.1)	3,076.7	(221.5)
Equity securities - common equities	52.0	(2.6)	46.4	(2.2)	5.6	(.4)

Total portfolio	$3,509.3	$(228.2)	$427.0	$(6.3)	$3,082.3	$(221.9)

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2009
Fixed maturities:
U.S. government obligations	$1,915.5	$(21.6)	$1,915.5	$(21.6)	$0	$0
State and local government obligations	950.7	(54.0)	80.5	(2.3)	870.2	(51.7)
Corporate debt securities	540.8	(52.9)	243.8	(14.9)	297.0	(38.0)
Residential mortgage-backed securities	510.5	(156.7)	88.9	(25.7)	421.6	(131.0)
Commercial mortgage-backed securities	1,247.3	(171.8)	311.3	(34.4)	936.0	(137.4)
Other asset-backed securities	38.6	(3.9)	27.1	(.2)	11.5	(3.7)
Redeemable preferred stocks	182.1	(45.8)	182.1	(45.8)	0	0

Total fixed maturities	5,385.5	(506.7)	2,849.2	(144.9)	2,536.3	(361.8)
Equity securities:
Nonredeemable preferred stocks	363.2	(31.3)	250.9	(28.0)	112.3	(3.3)
Common equities	91.4	(18.3)	84.0	(17.0)	7.4	(1.3)

Total equity securities	454.6	(49.6)	334.9	(45.0)	119.7	(4.6)

Total portfolio	$5,840.1	$(556.3)	$3,184.1	$(189.9)	$2,656.0	$(366.4)

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Fixed maturities:
U.S. government obligations	$4,595.3	$(128.5)	$2,408.1	$(6.4)	$2,187.2	$(122.1)
State and local government obligations	448.6	(5.3)	41.3	(.2)	407.3	(5.1)
Corporate debt securities	344.2	(6.9)	264.6	(1.8)	79.6	(5.1)
Residential mortgage-backed securities	367.4	(79.9)	27.9	(2.5)	339.5	(77.4)
Commercial mortgage-backed securities	386.1	(18.9)	32.6	(.9)	353.5	(18.0)
Other asset-backed securities	81.6	(1.8)	71.6	(.3)	10.0	(1.5)
Redeemable preferred stocks	507.5	(85.3)	0	0	507.5	(85.3)

Total fixed maturities	6,730.7	(326.6)	2,846.1	(12.1)	3,884.6	(314.5)
Equity securities - common equities	30.7	(2.3)	20.9	(1.7)	9.8	(.6)

Total portfolio	$6,761.4	$(328.9)	$2,867.0	$(13.8)	$3,894.4	$(315.1)

Included in gross unrealized losses at March 31, 2010, is $22.0 million related to securities for which an OTTI credit loss was also recorded in earnings. The fair value and gross unrealized losses for these securities are comprised of the following:

(millions)	Total Fair Value	Total Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Residential mortgage-backed securities	$81.2	$(21.2)	$6.6	$(1.3)	$74.6	$(19.9)
Commercial mortgage-backed securities	2.5	(.8)	.6	(.2)	1.9	(.6)

Total fixed maturities	$83.7	$(22.0)	$7.2	$(1.5)	$76.5	$(20.5)

Trading Securities At March 31, 2010, March 31, 2009, and December 31, 2009, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2010 and 2009.

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

The following table shows the status of our derivative instruments at March 31, 2010, March 31, 2009, and December 31, 2009, and for the three months ended March 31, 2010 and 2009; amounts are on a pretax basis:

(millions)						Purpose	Balance Sheet				Income Statement
	Notional Value[1]							Fair Value			Net Realized Gains (Losses) on Securities
	March 31,			Dec. 31, 2009				March 31,		Dec. 31, 2009	Three months ended March 31,
Derivatives designated as:	2010		2009				Classification	2010	2009		2010	2009
Hedging instruments
Foreign currency cash flow hedge	$0		$8	$0		Forecasted transaction	Accumulated other comprehensive income	$0	$.1	$0	$0	$0

Non-hedging instruments
Assets:
Interest rate swaps[2]	0		1,718	713		Manage portfolio duration	Investments - fixed maturities	0	26.9	.1	0	14.5

Corporate credit default swaps[3]	0		25	0		Manage credit risk	Investments - fixed maturities	0	0	0	0	.5

Equity options[4] (115,372 contracts)	(a	)	NA	(a	)	Manage price risk	Investments - common equities	0	3.0	0	0	3.4

Liabilities:
Interest rate swaps[2]	713		0	0		Manage portfolio duration	Other liabilities	(11.7)	0	0	(17.9)	0

Corporate credit default swaps	25		0	25		Manage credit risk	Other liabilities	(.5)	0	(.8)	.2	0

Equity options[4] (10,000 contracts)	(a	)	NA	(a	)	Manage price risk	Other liabilities	0	(.5)	0	0	.2

Closed prior to March 31, 2009:
Interest rate swaps	0		1,275	NA		Manage portfolio duration	NA	0	0	0	0	(11.0)

Total	NA		NA	NA				$(12.2)	$29.5	$(.7)	$(17.7)	$7.6

[1]	The amounts represent the value held at quarter and year-end for open positions and the maximum amount held during the quarter for closed positions.
[2]

The $713 million notional value swap at March 31, 2010 and December 31, 2009 was entered into as a short position (i.e., receive variable and pay fixed coupon) while the swaps held at March 31, 2009 were long positions (i.e., receive fixed and pay variable coupon).

[3]	The fair value at March 31, 2009 is less than $0.1 million.
[4]	Each contract is equivalent to 100 shares of common stock of the issuer; we had no option activity in 2010.
(a)	No equity option positions were open at these periods.

NA= Not Applicable

CASH FLOW HEDGES

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We closed our hedge position during third quarter 2009 and we did not have any hedge activity during 2010.

INTEREST RATE SWAPS

During the periods ended March 31, 2010, March 31, 2009, and December 31, 2009, we invested in interest rate swap positions primarily to manage the fixed-income portfolio duration. As of March 31, 2010, we delivered $17.0 million in cash collateral to the counterparty on our open interest rate swap position; no cash collateral was delivered or received on this position at December 31,

2009. As of March 31, 2009, we had received $32.2 million in cash collateral from the counterparties on our then open interest rate swap positions, which amounts were invested in short-term securities.

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended March 31, 2010, March 31, 2009, and December 31, 2009, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector where we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on a preferred stock position of the same issuer due to potential future credit impairment. As of March 31, 2010 and December 31, 2009, we delivered $0.6 million in cash collateral to the counterparty on our open corporate credit default swap position; no cash collateral was delivered or received on this position at March 31, 2009.

EQUITY OPTIONS

We had no equity option activity during the period ended March 31, 2010. During the period ended March 31, 2009, we simultaneously sold and purchased a substantially equivalent amount of call and put options, respectively, on Citigroup common stock, related to one of our preferred stock holdings. The purpose of this transaction was to effect a forward sale of a portion of the common stock we expected to receive from Citigroup resulting from the conversion of our preferred stock holding into common stock pursuant to Citigroup’s exchange that occurred during the third quarter 2009. This was achieved through matching the strike price and term of the option contracts and was meant to offset the downside price risk of the common stock during the time period pending the exchange. All of the common stock we received from the preferred stock conversion into common stock was sold by the end of the third quarter 2009. As of March 31, 2009, we delivered $8.8 million in the form of cash to a counterparty as collateral to cover potential assignment of outstanding call options.

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

•

Level 3: Inputs that are unobservable. Unobservable inputs reflect our subjective evaluation about the assumptions market participants would use in pricing the financial instrument (e.g., certain structured securities and privately held investments).

Pursuant to generally accepted accounting principles, which require us to evaluate whether a market is distressed or inactive in determining the fair value for our portfolio, we review certain market level inputs to evaluate whether sufficient activity, volume, and new issuances existed to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2010
Fixed maturities:
U.S. government obligations	$4,483.3	$0	$0	$4,483.3	$4,566.2
State and local government obligations	0	1,728.3	0	1,728.3	1,676.4
Corporate and other debt securities	0	1,654.3	30.0	1,684.3	1,620.3

Subtotal	4,483.3	3,382.6	30.0	7,895.9	7,862.9

Asset-backed securities:
Residential mortgage-backed	0	450.1	73.5	523.6	579.4
Commercial mortgage-backed	0	1,710.2	21.0	1,731.2	1,686.1
Other asset-backed	0	871.5	6.2	877.7	870.7

Subtotal asset-backed securities	0	3,031.8	100.7	3,132.5	3,136.2

Redeemable preferred stocks:
Financials	21.0	248.4	0	269.4	272.2
Utilities	0	69.2	0	69.2	69.6
Industrials	0	306.2	0	306.2	319.5

Subtotal redeemable preferred stocks	21.0	623.8	0	644.8	661.3

Total fixed maturities	4,504.3	7,038.2	130.7	11,673.2	11,660.4

Equity securities:
Nonredeemable preferred stocks:
Financials	618.5	574.5	0	1,193.0	546.7
Utilities	0	66.7	0	66.7	50.8
Industrials	0	50.8	0	50.8	51.1

Subtotal nonredeemable preferred stocks	618.5	692.0	0	1,310.5	648.6

Common equities:
Common stocks[1]	1,178.4	0	0	1,178.4	899.9
Other risk investments	0	0	13.0	13.0	5.2

Subtotal common equities	1,178.4	0	13.0	1,191.4	905.1

	$6,301.2	$7,730.2	$143.7	14,175.1	13,214.1

Other short-term investments[2]				1,389.2	1,389.2

Total portfolio				$15,564.3	$14,603.3

Debt[3]				$2,252.9	$2,177.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2009
Fixed maturities:
U.S. government obligations	$4,500.0	$0	$0	$4,500.0	$4,495.6
Foreign government obligations	0	16.3	0	16.3	16.2
State and local government obligations	0	2,728.2	0	2,728.2	2,714.1
Corporate and other debt securities	0	576.6	25.6	602.2	652.4

Subtotal	4,500.0	3,321.1	25.6	7,846.7	7,878.3

Asset-backed securities:
Residential mortgage-backed	0	575.2	.3	575.5	730.2
Commercial mortgage-backed	0	1,369.9	22.4	1,392.3	1,562.0
Other asset-backed	0	121.8	9.1	130.9	133.4

Subtotal asset-backed securities	0	2,066.9	31.8	2,098.7	2,425.6

Redeemable preferred stocks:
Financials	12.5	130.8	0	143.3	160.0
Utilities	0	48.5	0	48.5	36.9
Industrials	0	129.0	42.8	171.8	184.3

Subtotal redeemable preferred stocks	12.5	308.3	42.8	363.6	381.2

Total fixed maturities	4,512.5	5,696.3	100.2	10,309.0	10,685.1

Equity securities:
Nonredeemable preferred stocks:
Financials	314.4	335.8	0	650.2	697.2
Utilities	0	52.8	0	52.8	50.8
Industrials	0	0	112.2	112.2	115.5

Subtotal nonredeemable preferred stocks	314.4	388.6	112.2	815.2	863.5

Common equities:
Common stocks[1]	336.9	0	0	336.9	278.3
Other risk investments	0	0	13.5	13.5	5.8

Subtotal common equities	336.9	0	13.5	350.4	284.1

	$5,163.8	$6,084.9	$225.9	11,474.6	11,832.7

Other short-term investments[2]				1,293.8	1,293.8

Total portfolio				$12,768.4	$13,126.5

Debt[3]				$1,575.7	$2,175.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2009
Fixed maturities:
U.S. government obligations	$4,817.5	$0	$0	$4,817.5	$4,939.6
State and local government obligations	0	2,024.0	0	2,024.0	1,974.2
Corporate and other debt securities	0	1,253.2	29.3	1,282.5	1,246.0

Subtotal	4,817.5	3,277.2	29.3	8,124.0	8,159.8

Asset-backed securities:
Residential mortgage-backed	0	470.3	46.1	516.4	592.0
Commercial mortgage-backed	0	1,568.5	21.6	1,590.1	1,572.0
Other asset-backed	0	718.4	7.8	726.2	721.9

Subtotal asset-backed securities	0	2,757.2	75.5	2,832.7	2,885.9

Redeemable preferred stocks:
Financials	17.8	231.9	0	249.7	277.2
Utilities	0	66.9	0	66.9	69.4
Industrials	0	237.0	53.1	290.1	324.7

Subtotal redeemable preferred stocks	17.8	535.8	53.1	606.7	671.3

Total fixed maturities	4,835.3	6,570.2	157.9	11,563.4	11,717.0

Equity securities:
Nonredeemable preferred stocks:
Financials	604.2	534.2	0	1,138.4	561.6
Utilities	0	65.8	0	65.8	50.8
Industrials	0	51.6	0	51.6	53.0

Subtotal nonredeemable preferred stocks	604.2	651.6	0	1,255.8	665.4

Common equities:
Common stocks[1]	803.3	0	0	803.3	593.2
Other risk investments	0	0	12.9	12.9	5.2

Subtotal common equities	803.3	0	12.9	816.2	598.4

	$6,242.8	$7,221.8	$170.8	13,635.4	12,980.8

Other short-term investments[2]				1,078.0	1,078.0

Total portfolio				$14,713.4	$14,058.8

Debt[3]				$2,154.2	$2,177.2

[1]	Common stocks are managed externally to track the Russell 1000 Index. Therefore, a break-out by major sector type is not provided.
[2]	Due to the underlying nature of these securities, cost approximates fair value.
[3]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from publicly quoted sources.

Our portfolio valuations classified as either Level 1 or Level 2 in the above table are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. During 2010 and 2009, we did not have any transfers between Level 1 and Level 2.

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

At March 31, 2010, vendor-quoted prices represented approximately 71% of our Level 1 classifications, compared to 77% at December 31, 2009, and 87% at March 31, 2009. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The decrease in Level 1 percentage from March and December 2009 reflected a decrease in our U.S. Treasury holdings as a percentage of total invested assets. The reduction in U.S. Treasury securities represented a planned reallocation to investments primarily in corporate and structured debt securities. Corporate and structured securities are valued using vendor quotes and classified as Level 2 or 3 as appropriate. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange. At March 31, 2010, vendor-quoted prices comprised 94% of our Level 2 classifications, compared to 92% at December 31, 2009, and 95% at March 31, 2009. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their processes due to the recent market events. During 2010 and 2009, we reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a source for market level valuations, despite being below historical averages.

At March 31, 2010, broker-quoted prices represented the remaining 6% of our Level 2 classifications, compared to 8% at December 31, 2009, and 5% at March 31, 2009. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker quote for a security and we will also receive a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe these additional steps help to ensure that we are reporting the most representative price and validates our pricing methodology.

To the extent the inputs used by external pricing sources are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2010 and 2009, as well as December 31, 2009, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) lower rated non-investment-grade securities, where little liquidity exists. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At March 31, 2009, our nonredeemable preferred stocks listed as Level 3 represented three issues of a single issuer for which, based on illiquidity in the general preferred stock market and the lack of recent trading activity at the time, on these specific issues, we concluded the valuation warranted this lower classification. Lastly, at March 31, 2010 and 2009, as well as December 31, 2009, one private common equity security with an aggregate value of $10.2 million was priced internally.

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally-generated portfolio results with those generated based on quotes we received externally and research material valuation differences.

Based on the criteria described above and valuation techniques used, we believe that the current level classifications are appropriate and that our fair values accurately reflect current market assumptions in the aggregate.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2010 and 2009:

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Transfers in (out)[1]	Fair value at March 31, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$46.1	$(3.0)	$18.0	$0	$0	$.3	$12.1	$73.5
Commercial mortgage-backed	21.6	0	0	0	0	(.6)	0	21.0
Other asset-backed	7.8	(.7)	0	0	0	(.9)	0	6.2

Total asset-backed securities	75.5	(3.7)	18.0	0	0	(1.2)	12.1	100.7
Corporate debt securities	29.3	0	0	0	0.7		0	30.0
Redeemable preferred stocks - industrials	53.1	0	0	0	0	0	(53.1)	0

Total fixed maturities	157.9	(3.7)	18.0	0	0	(.5)	(41.0)	130.7

Common equities - other risk investments	12.9	0	0	0	0.1		0	13.0

Total Level 3 securities	$170.8	$(3.7)	$18.0	$0	$0	$(.4)	$(41.0)	$143.7

[1]

The $12.1 million was transferred from Level 2 into Level 3 due to a lack of trade volume and the $53.1 million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a redeemable preferred stock.

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2008	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Transfers in (out)[1]	Fair value at March 31, 2009
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	$0	$0	$0	$0	$0	$0	$.3
Commercial mortgage-backed	26.4	(.2)	0	0	0	(2.3)	(1.5)	22.4
Other asset-backed	11.0	(1.0)	0	0	0	(.9)	0	9.1

Total asset-backed securities	37.7	(1.2)	0	0	0	(3.2)	(1.5)	31.8
Corporate debt securities	27.2	0	0	0	0	(1.6)	0	25.6
Redeemable preferred stocks - industrials	44.7	0	0	0	0	(1.9)	0	42.8

Total fixed maturities	109.6	(1.2)	0	0	0	(6.7)	(1.5)	100.2

Nonredeemable preferred stocks - industrials	112.3	0	0	0	0	(.1)	0	112.2
Common equities - other risk investments	13.5	0	0	0	0	0	0	13.5

Total Level 3 securities	$235.4	$(1.2)	$0	$0	$0	$(6.8)	$(1.5)	$225.9

[1]	The $1.5 million was transferred into Level 2 from Level 3 due to the availability of vendor pricing on a commercial mortgage-backed security.

Note 4 Debt — Debt consisted of:

	March 31, 2010		March 31, 2009		December 31, 2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
6.375% Senior Notes due 2012	$349.3	$378.4	$349.0	$357.7	$349.2	$375.1
7% Notes due 2013	149.5	164.8	149.3	154.0	149.5	166.9
6 5/8% Senior Notes due 2029	294.7	318.6	294.6	262.8	294.7	317.9
6.25% Senior Notes due 2032	394.2	409.2	394.0	331.7	394.1	409.4
6.70% Fixed-to-Floating Rate Junior
Subordinated Debentures due 2067	990.0	981.9	989.0	469.5	989.7	884.9

Total	$2,177.7	$2,252.9	$2,175.9	$1,575.7	$2,177.2	$2,154.2

On December 31, 2009, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement with PNC Bank, National Association (PNC), successor to National City Bank (NCB), which extended the expiration date of our outstanding credit facility agreement until December 31, 2010, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets that affect our ability to transfer or receive funds. We may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us), adjusted as provided in the credit facility agreement, plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR, adjusted as provided in the credit facility agreement, plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2009 or through the first three months of 2010.

Note 5 Income Taxes – At March 31, 2010 and December 31, 2009, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

In the first quarter 2009, we recorded a $35.0 million valuation allowance on our deferred tax asset as a result of valuation declines on the common stocks and nonredeemable preferred stocks that we did not have the intent to hold until they substantially recovered in value. At March 31, 2009, we did not believe that we had sufficient evidence to support recognizing the full tax benefit related to the decline in value of such securities. Based on the nature of the losses (other-than-temporary impairment (OTTI) vs. unrealized), $27.0 million of the valuation allowance was reflected in our “provision for income taxes,” while the remaining $8.0 million was a component of “net unrealized losses on securities” and part of other comprehensive income.

The effective tax rate for the quarter ending March 31, 2010 was 33%, compared with 38% for the same period last year, primarily reflecting the $27.0 million valuation allowance in the first quarter 2009 discussed above.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following for the three months ended March 31:

(millions)	2010	2009
Taxes	$9.0	$20.0
Interest	21.1	21.1

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto and truck markets. Our other indemnity businesses primarily include writing professional liability insurance for community banks and managing a small amount of run-off business. Our service businesses provide insurance-related services, including processing CAIP business and serving as an agent for homeowners insurance through our program with three unaffiliated homeowner insurance companies. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2010		2009
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,827.9	$196.1	$1,817.3	$182.8
Direct	1,299.6	70.7	1,171.1	98.7

Total Personal Lines[1]	3,127.5	266.8	2,988.4	281.5
Commercial Auto	369.2	44.3	412.3	73.8
Other indemnity	4.4	7.0	5.9	.7

Total underwriting operations	3,501.1	318.1	3,406.6	356.0
Service businesses	4.2	(1.0)	3.5	(1.1)
Investments[2]	160.6	157.0	58.1	55.5
Interest expense	0	(35.2)	0	(33.7)

Consolidated total	$3,665.9	$438.9	$3,468.2	$376.7

[1]

Personal auto insurance accounted for 90% of the total Personal Lines segment net premiums earned in both the first quarters of 2010 and 2009; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

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

	Three Months Ended March 31,
	2010		2009
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	10.7%	89.3%	10.1%	89.9%
Direct	5.4	94.6	8.4	91.6
Total Personal Lines	8.5	91.5	9.4	90.6
Commercial Auto	12.0	88.0	17.9	82.1
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	9.1	90.9	10.5	89.5

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income — Total comprehensive income was:

	Three Months Ended March 31,
(millions)	2010	2009
Net income	$295.6	$232.5
After-tax changes in:
Net unrealized gains (losses) on securities	184.3
Portion of OTTI losses recognized in other comprehensive income	11.8

Total net unrealized gains (losses) on securities	196.1	(151.0)
Net unrealized gains on forecasted transactions	(.8)	(.8)
Foreign currency translation adjustment	.1	0

Comprehensive income	$491.0	$80.7

Note 9 Dividends — Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2010, the Board has determined the target percentage to be 25% of annual after-tax underwriting income.

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Through the first quarter 2010, the Gainshare factor was 1.32. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor at the end of any interim period.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (see Note 8 - Comprehensive Income) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and is subject to the above limitations, the Board is expected to declare the 2010 annual dividend in December 2010, with a record date in January 2011 and payment shortly thereafter.

In February 2010, Progressive paid $.1613 per common share, pursuant to a December 2009 declaration by the Board of Directors under our annual variable dividend policy. No dividend was declared for 2008, since we generated a comprehensive loss for the year. For the three months ended March 31, 2010, our after-tax comprehensive income was $491.0 million, which is higher than the $206.8 million of after-tax underwriting income for the same period.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies issued by our subsidiaries in the ordinary course of their businesses. All legal actions relating to such insurance claims are considered by us in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as defendants in various class action or individual lawsuits arising out of the operations of our insurance subsidiaries. These cases include those alleging damages as a result of our use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act; practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist (UM/UIM) coverage, and bodily injury benefits; rating practices at policy renewal; the utilization, content, or appearance of UM/UIM rejection and other required forms; the practice of taking betterment on boat repairs; labor rates paid to auto body repair shops; and cases challenging other aspects of our claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), we establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. Pursuant to GAAP, we have not established accruals for those lawsuits where the loss is not probable and/or we are currently unable to estimate our potential exposure. If any one or more of these lawsuits results in a judgment against, or settlement by, our insurance subsidiaries for an amount that is significantly greater than the amount, if any, so accrued, the resulting liability could have a material effect on our financial condition, cash flows, and results of operations.

For a further discussion on our pending litigation, see “Item 3-Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

In the first quarter 2010, we achieved solid growth in both premiums written and policies in force, and reported net income of $295.6 million, or $.44 per share, for the first quarter 2010, compared to $232.5 million, or $.35 per share, for the same period last year. The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 9.1%, or $318.1 million, while our investment operations experienced $30.8 million of net realized gains on securities, compared to $73.4 million of net losses in the first quarter last year. Our total capital position increased $463.4 million during the quarter, to $8.4 billion at March 31, 2010.

A. Operations

During the first quarter 2010, we realized a year-over-year increase in net premiums written of 7%, with our Agency and Direct businesses growing 5% and 15%, respectively, and our Commercial Auto business declined 4%. Net premiums earned, which lags written premiums, grew 3% on a quarter-over-prior-year quarter basis. Companywide policies in force grew 5%.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a year-over-year basis, companywide new business applications increased 15%, while renewal applications increased 9%. We believe that the increase in new applications reflects the impact of the initiatives discussed below, as well as increased advertising spend during the first quarter 2010 to encourage consumers to shop with us. The economy also appears to continue to influence shopping behavior as consumers remain more cost conscious and keep looking for greater value with their expenditures. The increase in renewal applications reflects our retention efforts (e.g., rate stability and loyalty program) and an increase in customers who tend to stay with us longer.

Our Direct auto business experienced double-digit increases in both new and renewal applications, compared to the first quarter last year, while the Agency auto business was up 9% and 3% for new and renewal applications, respectively. We did see a slight year-over-year increase in our Commercial Auto business new applications in the first quarter 2010, but still believe that this year will continue to be a challenge as it may take time for the economy to rebound, especially in the housing and construction sectors.

We continue our work on several initiatives designed to help spur growth, which are aimed at providing consumers with distinctive new insurance options, including Name Your Price® (a program that provides Direct auto customers the opportunity to select the price they would like to pay for auto insurance), new product models in our auto business, which are designed to help improve competitiveness through further price segmentation, and the expansion of MyRate® (our usage-based insurance product). We are also continuing to increase our focus on the segment of customers who like to bundle their auto and homeowners policies.

On a year-over-year basis, for the first quarter 2010, written premium per policy remained relatively flat in our Agency auto business but decreased about 4% in Direct auto. The decrease in Direct auto, continues to reflect a shift in the mix of business to customers with lower average premiums (e.g., state mix, drivers with proof of prior insurance, older age vehicles). Commercial Auto continued to see declines in premiums per policy during the first quarter similar to that experienced during 2009, primarily reflecting the continued impact of the economy on our commercial customers who are selecting fewer coverages as well as changes in our mix of business to lower average premium policies. The special lines products average written premium was down slightly on a quarter-over-prior-year quarter basis. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

On a companywide basis, we grew policies in force 5%, with Personal Lines growing 6% and Commercial Auto decreasing 4%. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 15%, or almost 441,000 policies since the end of the first quarter last year. Agency auto and special lines policies in force grew 2% and 3%, respectively, while Commercial Auto policies in force decreased by 4%.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancies for our Agency and Direct auto businesses are up 3-4% year-over-year, while our Commercial Auto and special lines products are down about 2-3%.

Our 9.1% companywide underwriting profit margin for the first quarter 2010 exceeded our target of 4% but was 1.4 points lower than the first quarter 2009. All of the businesses contributed to these strong results. During the first quarter 2010, we experienced $103.5 million, or 3.0 points, of favorable prior accident year development, with about 70% of the development in our Personal Lines business and the balance in Commercial Auto. On a year-over-year basis, for the first quarter 2010, we experienced small increases in both frequency and severity and a modest decrease in average earned premiums for our personal auto products.

B. Investments and Capital Management

The fair value of our investment portfolio was $15.6 billion at March 31, 2010. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stock (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), with the balance (75%-100%) of our portfolio in Group II securities (i.e., all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments). At March 31, 2010, our portfolio was allocated 24% to Group I and 76% to Group II. The increased allocation to Group I assets relative to December 31, 2009 and March 31, 2009 is the result of the purchase of common stock and non-investment-grade corporate bonds, as well as strong returns in our common and preferred stock portfolios, partially offset by sales of preferred stocks.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 3.2% for the first three months of 2010. We experienced gains in both our common stock and fixed-income portfolios, with FTE total returns of 6.2% and 2.8%, respectively. At March 31, 2010, the fixed-income portfolio duration was 2.2 years with a weighted average credit quality of AA. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. Our current duration is short, at 2.2 years, to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

Our investment results provided a substantial contribution to the increase in our capital position. At March 31, 2010, we had $8.4 billion of total capital (debt plus equity), an increase of $463.4 million during the first quarter. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2010 and 2009, operations generated positive cash flows of $670.0 million and $541.4 million, respectively. During the first quarter 2010, we repurchased 2.4 million of our common shares at a total cost of $42.6 million (average cost of $17.53 per share) and paid $108.2 million of common share dividends pursuant to our annual variable dividend policy. From time to time, we also may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such purposes; we did not make any such debt repurchases during the first three months of 2010.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, and expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency. We have no scheduled debt maturities until January 2012.

Progressive seeks to deploy capital in a prudent manner and uses multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic losses and business interruptions, to estimate our potential capital needs.

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

At all times during 2009 and the first three months of 2010, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At March 31, 2010, we held total capital (debt plus equity) of $8.4 billion at book value, compared to $7.9 billion at December 31, 2009 and $6.5 billion at March 31, 2009.

B. Commitments and Contingencies

Contractual Obligations

During the first three months of 2010, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, open investment funding commitments, and operating leases and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2009. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2009.

Other

We currently have no significant construction underway.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended March 31,
(millions)	2010	2009	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,933.3	$1,846.8	5
Direct	1,454.5	1,265.0	15

Total Personal Lines	3,387.8	3,111.8	9
Commercial Auto	388.5	406.2	(4)
Other indemnity	1.2	4.9	(76)

Total underwriting operations	$3,777.5	$3,522.9	7

NET PREMIUMS EARNED
Personal Lines
Agency	$1,827.9	$1,817.3	1
Direct	1,299.6	1,171.1	11

Total Personal Lines	3,127.5	2,988.4	5
Commercial Auto	369.2	412.3	(10)
Other indemnity	4.4	5.9	(25)

Total underwriting operations	$3,501.1	$3,406.6	3

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

Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2010	2009	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,416.7	4,348.7	2
Direct auto	3,394.9	2,954.0	15

Total auto	7,811.6	7,302.7	7
Special lines[1]	3,479.0	3,377.8	3

Total Personal Lines	11,290.6	10,680.5	6

Commercial Auto	510.8	532.6	(4)

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. During the first quarter, we experienced the following growth in new and renewal applications:

	Growth Over Prior Year Quarter
	2010	2009
Personal Lines
New applications	16%	5%
Renewal applications	9%	4%
Commercial Auto
New applications	2%	(15)%
Renewal applications	(2)%	4%

For the first quarter 2010, the increase in new applications for our Personal Lines business, compared to the first quarter last year, reflects significant growth in new applications for both our Direct and Agency auto businesses, as well as our special lines products. We have seen an increase in quoting activity in both our Agency and Direct businesses, but most notably in Direct business quotes obtained through the Internet. Although we are unable to definitively identify what is driving this increase, we believe that our advertising campaign, product enhancements, and our brand-building efforts, along with customers evaluating their choices in response to the current economy, may be contributors. On a quarter-over-prior-year quarter basis, our Commercial Auto business generated a slight increase in new applications, following two years of declines, which reflected the economic downturn, particularly in the housing and construction sectors.

We continue to have several initiatives underway aimed at providing consumers with distinctive new auto insurance options. During the first quarter 2010, we continued the countrywide rollout of a program, which was introduced in 2008, called Name Your Price®, whereby Direct auto consumers receive recommended coverages from which they are then able to design a quote based on the price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. We added one additional state during the quarter, bringing the total number of jurisdictions with Name Your Price to 41; two additional states were added in early April 2010.

During the first three months of 2010, we also continued the rollout of new auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. We introduced these models in five states in the first quarter 2010, bringing the total number of states to eight; we plan to continue the rollout to about 20 additional states during the remainder of 2010.

In addition, during the first quarter 2010, we continued to expand MyRate®, our usage-based insurance product, into two additional states for our Agency customers. This product is now available to Direct auto customers in a total of 19 states and Agency auto customers in 12 of the 19 states. We plan to continue expansion of MyRate into about 20 additional states, depending on regulatory approval and business results, over the next two years.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, our program in which we “bundle” our auto product with property insurance provided by one of three unaffiliated insurance carriers, is becoming an integral part of our consumer offerings and is currently available to Agency customers in 41 states and Direct customers in 48 states and the District of Columbia; this program is not available to Direct customers in Florida and Alaska. In addition, we are focused on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

During the first quarter 2010, total personal auto written premium per policy decreased 2%, despite a slight increase in rates in 2010, primarily reflecting shifts in the mix of business. On a year-over-year basis, our Agency auto business experienced a decrease of approximately 0.5% in premium per policy on both new and renewal business for the first quarter. Our Direct auto premium per policy decreased about 3.5% for the first quarter 2010 for both new and renewal business, as compared to the same period last year. The decrease in our Direct auto premium per policy primarily reflects mix shifts (e.g., state, age of vehicles, and existence of prior insurance). We believe our pricing levels are aligned with our profitability targets, but we remain ready to react quickly, and as often as necessary, should trends change.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Our policy life expectancy measures for both our Agency and Direct personal auto products are now higher than the same measures a year ago by approximately 3-4%, while both the special lines products and Commercial Auto business policy life expectancies were down about 2-3%, compared to the end of the first quarter 2009. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our current customers.

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

	2010		2009
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
(millions)	$	Margin	$	Margin
Personal Lines
Agency	$196.1	10.7%	$182.8	10.1%
Direct	70.7	5.4	98.7	8.4

Total Personal Lines	266.8	8.5	281.5	9.4
Commercial Auto	44.3	12.0	73.8	17.9
Other indemnity[1]	7.0	NM	.7	NM

Total underwriting operations	$318.1	9.1%	$356.0	10.5%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, the decrease in our underwriting profitability for the first quarter 2010 primarily reflects higher advertising expenditures compared to last year. In addition, we experienced small increases in both frequency and severity, as well as a modest decrease in average earned premium for our personal auto coverages.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and other indemnity businesses, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2010	2009	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	68.1	69.0	(.9) pts.
Underwriting expense ratio	21.2	20.9	.3 pts.

Combined ratio	89.3	89.9	(.6) pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	71.9	71.0	.9 pts.
Underwriting expense ratio	22.7	20.6	2.1 pts.

Combined ratio	94.6	91.6	3.0 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	69.6	69.8	(.2) pts.
Underwriting expense ratio	21.9	20.8	1.1 pts.

Combined ratio	91.5	90.6	.9 pts.

Commercial Auto
Loss & loss adjustment expense ratio	65.1	60.8	4.3 pts.
Underwriting expense ratio	22.9	21.3	1.6 pts.

Combined ratio	88.0	82.1	5.9 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	69.2	68.6	.6 pts.
Underwriting expense ratio	21.7	20.9	.8 pts.

Combined ratio	90.9	89.5	1.4 pts.

Accident year loss & loss adjustment expense ratio[3]	72.2	69.2	3.0 pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. For the three months ended March 31, 2010 and 2009, these businesses generated an underwriting profit of $7.0 million and $0.7 million, respectively; see the Other Indemnity section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2010	2009
Change in net loss and LAE reserves	$(24.9)	$(99.4)
Paid losses and LAE	2,448.3	2,436.4

Total incurred losses and LAE	$2,423.4	$2,337.0

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs include an estimate for costs related to assignments, based on current business, under state-mandated automobile insurance programs for risks that cannot obtain insurance in the voluntary market; these assignments represent less than one percent of our total reserves. Claims costs are defined by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our reserves would differ if the underlying assumptions were changed.

In the first quarter 2010, our total loss and loss adjustment expense ratio increased 0.6 points, compared to the same period last year, partially reflecting small increases in both frequency and severity along with a modest decrease in the average earned premium for the primary personal auto coverages (i.e., bodily injury coverages, personal injury protection (PIP), property damage, and collision). We did not incur significant catastrophe losses during the first quarter 2010.

The following discussion on our severity and frequency trends excludes the impact from comprehensive coverage due to the volatility related to certain types of losses, such as catastrophe losses and glass claims.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 1% on a quarter-over-prior-year-quarter basis with the increase in PIP severity being the largest contributor. Severity for our other coverages decreased slightly year over year. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary relative to the change in our mix of business by policy limits and coverages.

Our incurred auto accident frequency on a calendar-year basis also increased approximately 1% on a quarter-over-prior-year-quarter basis, with PIP and bodily injury frequency increasing and collision decreasing. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended March 31,
($ in millions)	2010		2009
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$39.1		$(2.0)
Current accident year	11.1		(10.2)

Calendar year actuarial adjustments	$50.2		$(12.2)

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustments	$39.1		$(2.0)
All other development	64.4		23.9

Total development	$103.5		$21.9

Decrease to calendar year combined ratio	3.0	pts.	.6	pts.

Total development consists both of actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, the actuaries have the ability to identify and measure variances in frequency and severity trends and adjust the reserves to reflect the current costs. We report these actuarial adjustments separately for the current and prior accident years to show the impact of these changes on the prior accident years’ development.

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

As reflected in the table above, we experienced favorable development in both the first quarter 2010 and 2009. Nearly 97% of the favorable development in 2010 was attributable to accident year 2009. In contrast, almost 55% of the total first quarter 2009 development related to the 2008 accident year, while we experienced some unfavorable development on losses from accident year 2007 and very favorable development for years prior to 2007.

Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimates are the result of what we observed in the underlying data as it developed.

For the first quarter 2010, our favorable development was in both our Personal Lines and Commercial Auto businesses. The development reflects favorable settlement of larger losses (e.g., claims settling for less than reserved). During the first quarter 2010, the reserves for our defense and cost containment costs also continued to develop favorably, primarily reflecting fewer cases being litigated, the continued decrease in our use of outside defense attorneys, and greater utilization of our in-house counsel. Our incurred but not recorded (IBNR) reserves developed unfavorably during the first quarter 2010, but to a lesser extent than the first quarter last year.

The favorable total prior year loss reserve development we experienced in the three-month period ended March 31, 2009, was primarily attributable to favorable settlements on larger losses in our Commercial Auto business, primarily the truck business; the Personal Lines effect was minimal as unfavorable development in the Agency channel largely offset favorable development in the Direct channel.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 25, 2009.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased 0.8 points for the three months ended March 31, 2010, compared to the same period last year. The increase primarily reflects a significant increase in advertising expenditures for the first quarter 2010, compared to the first quarter 2009. We continued to see improved customer retention in our personal auto products and a significant increase in companywide policies in force per employee, which helped mitigate the higher advertising costs.

C. Personal Lines

Growth 2010 vs. 2009 First Quarter
Net premiums written	9%
Net premiums earned	5%
Policies in force	6%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles, and represented 90% of our total net premiums written in the first quarter 2010, compared to 88% in the same period last year. We currently write our Personal Lines products in all 50 states and our personal auto product in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 92% of our total Personal Lines net premiums written in the first quarter of both 2010 and 2009. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the first quarter last year, policies in force grew 7% for auto and 3% for special lines products. In addition, net premiums written increased 8% over the prior year for auto and 15% for special lines.

Our total Personal Lines business generated a combined ratio of 91.5 for the first quarter 2010, compared to 90.6 last year. In the first quarter 2010, 41 states were profitable for our personal auto business, including 8 of our 10 largest auto business states. The special lines products had a favorable effect on the total Personal Lines combined ratio of approximately 4 points in the first three months of 2010, compared to about 3 points for the same period in 2009. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters than in the first quarter.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

		Growth 2010 vs. 2009 First Quarter
Net premiums written		5%
Net premiums earned		1%
Auto:	new applications	9%
	renewal applications	3%
	policies in force	2%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the first quarter 2010, we saw new Agency auto application growth in 38 states and the District of Columbia. Written premium per policy on both new and renewal Agency auto business was down about 0.5% for the first quarter 2010, as compared with the same period last year.

Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate (i.e., converting a quote to a sale) is significantly lower. On a year-over-year basis, for the first quarter 2010, we saw a solid increase in the total number of quotes. We believe the increase in quoting activity reflects increased consumer shopping and our efforts with agents to make our competitive alternatives more visible. We also experienced a slight increase in the rate of conversion, primarily reflecting our increased competitiveness as some competitors are raising rates and the rollout of our new product models.

The Direct Business

		Growth 2010 vs. 2009 First Quarter
Net premiums written		15%
Net premiums earned		11%
Auto:	new applications	22%
	renewal applications	16%
	policies in force	15%

The Direct business includes business written directly by Progressive online and over the phone. For the first quarter 2010, compared to the same period last year, we experienced an increase in new Direct auto applications in 48 states and the District of Columbia; 9 of our top 10 Direct auto states experienced an increase. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down about 3.5% for the three months ended March 31, 2010, compared to the same period last year, reflecting decreases in written premium per policy on new and renewal auto business. This decrease primarily reflects shifts in our mix of business (e.g., state mix, drivers with proof of prior insurance, older vehicle age), which has resulted in lower premiums.

On a year-over-year basis, the total number of quotes in the Direct business increased significantly for the first three months of 2010, reflecting an increase in Internet quotes due to more effective advertising and an increase in consumer shopping. We are continuing to see the Internet becoming a greater portion of our Direct business mix, which historically has had a lower conversion rate than phone. The conversion rate for both Internet- and phone-initiated business increased compared to the first quarter 2009.

Advertising expenditures increased significantly in the first quarter 2010, compared to the first quarter 2009, which contributed to the higher expense ratio for Direct. We continue to work toward achieving our key objective of having our efforts in marketing and other brand-building activities match our competency in other technical skills, such as pricing and claims handling.

D. Commercial Auto

Growth 2010 vs. 2009 First Quarter
Net premiums written	(4)%
Net premiums earned	(10)%
New applications	2%
Renewal applications	(2)%
Policies in force	(4)%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the first three months of 2010, the Commercial Auto business represented about 10% of our total net premiums written, compared to about 12% for the same period last year. This business is primarily distributed through independent agents and operates in the business auto and truck markets. The business auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure, includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a quarter-over-prior-year-quarter basis, written premium per policy decreased about 10% on new business and 7% on renewal business; in total, written premium per policy was down 8% for the quarter. Although we have been increasing rates in our Commercial Auto business, written premium per policy is decreasing primarily due to shifts in our mix of business to lower average premium policies (e.g., more liability-only policies, lower limit policies, and customers with a lower risk profile). The economic downturn during the last two years has had a significant effect on our Commercial Auto business growth.

On a quarter-over-prior-year quarter basis, Commercial Auto’s expense ratio increased 1.6 points due to infrastructure costs and involuntary market assessments.

E. Other Indemnity

Our other indemnity businesses, which represent less than 1% of our net premiums written, primarily include writing professional liability insurance for community banks, principally directors and officers liability insurance. The program, sponsored by the American Bankers Association (ABA), insures over 1,600 banks, representing every state. In addition, our other indemnity businesses include managing our run-off businesses.

The other businesses generated an underwriting profit of $7.0 million for the first quarter 2010, primarily reflecting the sale of our professional liability insurance businesses at the end of the quarter. The activity for the policies in force on this business as of the date of sale, as well as any additional policies that we may write during an agreed upon period, will continue to be reported as part of our “other businesses.” These claims-made policies will continue to be covered by the existing reinsurance arrangements, including 100% reinsurance for all policies written on or after August 1, 2009.

F. Service Businesses

Our service businesses provide insurance-related services and represent less than 1% of our total revenues and do not have a material effect on our overall operations.

Our principal service business is providing policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. We are the largest CAIP provider countrywide.

Our service businesses also include our alliance with three unaffiliated homeowner insurance companies, of which one company services our Agency customers, one our Direct customers, and the third is available to both businesses. Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, new and existing Progressive Agency and Direct customers home, condo, and renters insurance underwritten by these homeowner’s insurance companies. For the policies written in our Direct business, we receive commissions, which are used to mitigate the expenses associated with maintaining this program. This program is available to our Personal Lines customers in 48 states and the District of Columbia; it is not currently available in Alaska or Florida.

Our service businesses generated an operating loss in the first quarter 2010, reflecting the continuing downturn in the involuntary commercial auto market.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At March 31, 2010 and 2009, and at December 31, 2009, our income taxes were in a net asset position.

Our net deferred tax asset was $304.8 million at March 31, 2010, compared to $878.5 million at March 31, 2009 and $420.0 million at December 31, 2009. The decrease in the deferred tax asset since March 31, 2009 and December 31, 2009 is primarily due to the net unrealized gains in our investment portfolio since those dates.

In evaluating the need for a valuation allowance, we have to determine if it is more likely than not that the gross deferred tax asset will be realized and that we will be able to fully use the deductions that are ultimately recognized for tax purposes. Our analysis revolves around the reversal of existing temporary differences (e.g., timing of the recognition of unrealized gains/losses) and our tax planning strategies (e.g., a hold to recovery strategy for fixed-income securities).

At March 31, 2010 and December 31, 2009, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

Our ability to recognize these gross deferred tax assets could be affected by further market value declines as well as if our expectations change about either the ability of the securities to recover in value or our intent or ability to hold the securities until recovery. Such changes may require us to establish a valuation allowance against the deferred tax asset, which could have a material effect on our financial condition and results of operations.

In the first quarter 2009, we recorded a $35.0 million valuation allowance on our deferred tax asset as a result of valuation declines on the common stocks and nonredeemable preferred stocks that we did not have the intent to hold until they substantially recovered in value. At March 31, 2009, we did not believe that we had sufficient evidence to support recognizing the full tax benefit related to the decline in value of such securities. Based on the nature of the losses (other-than-temporary impairment (OTTI) vs. unrealized), $27.0 million of the valuation allowance was reflected in our “provision for income taxes,” while the remaining $8.0 million was a component of “net unrealized losses on securities” and part of other comprehensive income.

The effective tax rate for the quarter ending March 31, 2010 was 33%, compared with 38% for the same period last year, primarily reflecting the $27.0 million valuation allowance in the first quarter 2009 discussed above.

There have been no material changes in our uncertain tax positions during the quarter ended March 31, 2010.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2010
Fixed maturities	$11,673.2	75.0%	2.5	AA
Nonredeemable preferred stocks	1,310.5	8.4	1.5	BBB-
Short-term investments - other	1,389.2	8.9	<1	AA+

Total fixed-income securities	14,372.9	92.3	2.2	AA
Common equities	1,191.4	7.7	na	na

Total portfolio[2,3]	$15,564.3	100.0%	2.2	AA

March 31, 2009
Fixed maturities	$10,309.0	80.7%	3.5	AA
Nonredeemable preferred stocks	815.2	6.4	1.6	BBB
Short-term investments - other	1,293.8	10.1	<1	AA+

Total fixed-income securities	12,418.0	97.2	3.0	AA+
Common equities	350.4	2.8	na	na

Total portfolio[2,3]	$12,768.4	100.0%	3.0	AA+

December 31, 2009
Fixed maturities	$11,563.4	78.6%	2.6	AA+
Nonredeemable preferred stocks	1,255.8	8.5	1.5	BBB
Short-term investments - other	1,078.0	7.3	<1	AAA-

Total fixed-income securities	13,897.2	94.4	2.3	AA
Common equities	816.2	5.6	na	na

Total portfolio[2,3]	$14,713.4	100.0%	2.3	AA

na = not applicable

[1]

Represents ratings at period end. Credit quality ratings are assigned by nationally recognized securities rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.

[2]	At March 31, 2010 and 2009, and December 31, 2009, we had $53.2 million, $18.6 million, and $7.7 million, respectively, of net unsettled security transactions offset in other liabilities.
[3]

March 31, 2010 and 2009, and December 31, 2009, totals include $2.1 billion, $0.8 billion, and $2.2 billion, respectively, of securities in the portfolio of a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Unrealized Gains and Losses

As of March 31, 2010, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $963.6 million, compared to net unrealized losses of $338.2 million at March 31, 2009, and net unrealized gains of $661.8 million at December 31, 2009. Since March 31, 2009, the fixed income portfolio had a $1,078.4 million increase in net unrealized gains. These gains were predominantly in our non-redeemable preferred stocks, which recovered $689.8 million from their previous low levels. The balance of the increase in net unrealized gains in the fixed-income portfolio were evenly spread among the sectors as nearly all sectors saw a narrowing of credit spreads over the last year. During the same period, our common stock portfolio’s valuation increased $223.4 million, the result of solid returns in the macro equity markets. During the first quarter 2010, our fixed-income portfolio generated net unrealized gains of $233.3 million as a result of price recovery throughout the portfolio, especially within our redeemable and nonredeemable preferred stock portfolio. The net unrealized gains in the common stock portfolio increased $68.5 million during the first quarter 2010, reflecting positive returns in the equity market. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets were comprised of the following:

	March 31, 2010		March 31, 2009		December 31, 2009
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,259.5	93.9%	$11,254.9	97.0%	$12,034.6	95.2%
Long term	28.2	.2	29.4	.3	17.8	.1
Non-investment-grade fixed maturities[2]	774.7	5.9	318.5	2.7	589.0	4.7

Total	$13,062.4	100.0%	$11,602.8	100.0%	$12,641.4	100.0%

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

Approximately half the increase in dollar amount of our non-investment-grade fixed maturities as compared to March 31, 2009 is due to credit downgrades primarily in our asset-backed and corporate debt portfolios. The balance of the increase is split evenly between a strong improvement in the market prices of these securities and security purchases in our non-financial corporate debt portfolio since March 31, 2009. The new acquisitions in our non-financial corporate debt portfolio have a duration of 2.9 years. We believe these securities offer a solid potential return with an attractive risk/return profile.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.8 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 2.2 years at March 31, 2010, compared to 3.0 years at March 31, 2009, and 2.3 years at December 31, 2009. The reduction in duration from the prior year reflects our decision to reduce the overall portfolio valuation risk exposure to a rise in interest rates from their current low levels. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2010	March 31, 2009	December 31, 2009
1 year	18.8%	16.7%	18.1%
2 years	22.1	22.0	21.8
3 years	19.7	21.9	20.7
5 years	27.0	29.8	27.5
10 years	12.4	9.6	11.9

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining a minimum average portfolio credit quality rating of A+, as defined by nationally recognized rating agencies. Based on the volatility of the markets in general and the widening of credit spreads, we elected to reduce portfolio valuation risk in the first quarter 2009 by allocating new investments primarily to U.S. Treasury and short-term securities in order to preserve capital and maintain our desired liquidity position. Beginning late in the second quarter 2009 and continuing through the first quarter 2010, as our capital position and the economic outlook improved, we added investment-grade, short- to intermediate-term securities primarily in the asset-backed and non-financial corporate sectors. We also added non-investment-grade non-financial corporate securities during the first quarter 2010. In addition, we limit our Group I investments (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), to between 0% and 25% of the portfolio.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2010	March 31, 2009	December 31, 2009
AAA	56.9%	63.3%	60.1%
AA	14.4	14.7	11.6
A	7.5	10.9	12.1
BBB	13.6	7.2	9.9
Non-rated/other	7.6	3.9	6.3

Total fixed-income portfolio	100.0%	100.0%	100.0%

During the latter half of 2009 and the first quarter of 2010, we added investment-grade, short- to intermediate-term asset-backed securities and non-financial corporate securities to our portfolio. The increase in the BBB category since March 31, 2009 was within our corporate debt portfolio, primarily due to security purchases and in our preferred stock portfolio due to valuation increases as well as credit downgrades. The non-rated/other category increase from March 31, 2009 is due to (i) credit downgrades primarily in our asset-backed, corporate debt, and preferred stock portfolios, (ii) valuation increases (primarily in our preferred stock portfolio), and (iii) purchases of non-financial corporate debt securities.

Our portfolio is also exposed to concentration risk. During 2009, the Board of Directors approved investment guidelines that further define our concentration exposure. Under the revised guidelines, investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, is limited to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds was reduced to 6% of shareholders’ equity. As of March 31, 2010, the investment portfolio exceeded the 1.25% guideline on several preferred stocks and/or non-investment-grade positions, and the portfolio may continue to be outside this guideline for a period of time as management works to bring the portfolio into compliance, which will be influenced by many factors, including market price and liquidity levels. Our credit risk guidelines limit single issuer exposure; however, industry sector allocation is a key concentration risk. We also consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds. During the first quarter 2010, our exposure carryover from 2009, primarily representing investments in financial sector preferred stocks, had a positive impact on the overall fixed-income portfolio’s valuation; however, we continue to look for opportunities to reduce our overall concentration exposure.

We also monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first three months of 2010, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk).

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of March 31, 2010, all of our preferred securities continued to pay fully and timely dividends.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and sufficient to meet expected liquidity requirements. As of March 31, 2010, we had $5.9 billion in U.S. Treasury and short-term securities, approximately the same amount we had at year-end 2009 and first quarter 2009. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $1.0 billion or 12% of our non-U.S. Treasury and short-term, fixed-income portfolio to repay principal over the course of 2010. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2010:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,172.9	1.8
Two to five years	1,643.6	3.7
Five to nine years	1,666.8	6.6

Total U.S. Treasury Notes	4,483.3	4.3

Interest Rate Swaps
Five to nine years ($713 notional value)	0	(7.5)

Total U.S. government obligations	$4,483.3	3.1

The interest rate swap position shows no fair value as it is in an overall liability position, and the fair value is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swap is due to the position being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2010
Collateralized mortgage obligations[1]	$355.3	$(15.7)	11.3%	.6	BBB+

Commercial mortgage-backed obligations	1,281.8	35.6	40.9	1.8	AA
Commercial mortgage-backed obligations: interest-only	449.4	9.5	14.4	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,731.2	45.1	55.3	1.7	AA+

Other asset-backed securities:
Automobile	626.2	8.6	20.0	1.4	AAA
Credit Card	100.9	.4	3.2	1.0	AA+
Home equity (sub-prime bonds)	168.3	(40.1)	5.4	.1	A-
Other[2]	150.6	(1.9)	4.8	.8	AAA-

Subtotal other asset-backed securities	1,046.0	(33.0)	33.4	1.1	AA+

Total asset-backed securities	$3,132.5	$(3.6)	100.0%	1.4	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2009
Collateralized mortgage obligations[1]	$388.5	$(90.3)	18.5%	1.5	AA+

Commercial mortgage-backed obligations	941.7	(138.7)	44.9	2.1	AA+
Commercial mortgage-backed obligations: interest-only	450.6	(31.0)	21.5	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,392.3	(169.7)	66.4	1.9	AA+

Other asset-backed securities:
Automobile	77.5	1.4	3.7	1.9	AAA
Home equity (sub-prime bonds)	187.0	(64.4)	8.9	.1	A+
Other[2]	53.4	(3.9)	2.5	.5	AA

Subtotal other asset-backed securities	317.9	(66.9)	15.1	.6	AA-

Total asset-backed securities	$2,098.7	$(326.9)	100.0%	1.6	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2009
Collateralized mortgage obligations[1]	$352.0	$(23.7)	12.4%	.6	A

Commercial mortgage-backed obligations	1,130.5	13.2	39.9	1.8	AA
Commercial mortgage-backed obligations: interest-only	459.6	4.9	16.2	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,590.1	18.1	56.1	1.7	AA+

Other asset-backed securities:
Automobile	549.9	5.7	19.4	1.5	AAA-
Credit Card	81.8	(.1)	2.9	1.3	AA
Home equity (sub-prime bonds)	164.4	(51.9)	5.8	.1	A-
Other[2]	94.5	(1.3)	3.4	1.1	AA+

Subtotal other asset-backed securities	890.6	(47.6)	31.5	1.2	AA+

Total asset-backed securities	$2,832.7	$(53.2)	100.0%	1.4	AA

[1]

At March 31, 2010, amounts include $27.4 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $2.2 million and a credit quality of BBB; at March 31, 2009, amounts include $29.2 million of Alt-A bonds that had a net unrealized loss of $14.9 million and a credit quality of A-; at December 31, 2009, amounts include $28.7 million of Alt-A bonds that had a net unrealized loss of $2.9 million and a credit quality of BBB. The remainder in all periods represents seasoned prime loans.

[2]	Includes equipment leases, manufactured housing, and other types of structured debt.

At March 31, 2010 and 2009, and December 31, 2009, our asset-backed securities had net unrealized losses of $3.6 million, $326.9 million, and $53.2 million, respectively. Substantially all of the asset-backed securities have widely available market quotes, with narrowing spreads between the bid and offer prices and greater liquidity since the end of the first quarter 2009. As of March 31, 2010, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity fixed-income securities, we purchased a number of investment grade structured securities with most having an average life of one to three years. The underlying loans in these trusts are made to prime borrowers and the securities have substantial structural credit support (represents the amount of underlying principal balance that needs to be eroded before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $3.1 million in write-downs on these securities during the first three months of 2010, compared to $1.4 million during the same period last year.

Collateralized Mortgage Obligations At March 31, 2010, 11.3% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the quarters ended March 31, 2010 and 2009, we did not record any write-downs on our CMO portfolio. The following table shows the collateralized mortgage obligations by deal origination year, along with the loan classification. In addition, the table shows a comparison of the fair value at March 31, 2010 to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Collateralized Mortgage Obligations
	Deal Origination Year[1]							% of Collateralized Mortgage Obligations
($ in millions) Category	2010	2009	2007	2006	2005	Pre- 2005	Total
Non-agency prime:
With mandatory redemption	$0	$0	$13.3	$48.2	$0	$0	$61.5	17.3%
Increase (decrease) in value	0%	0%	0%	1.3%	0%	0%	1.0%
No mandatory redemption[2]	$18.0	$43.1	$25.3	$21.8	$87.5	$39.4	$235.1	66.2%
Increase (decrease) in value	0%	1.1%	(18.1)%	(9.5)%	(6.1)%	(3.8)%	(5.9)%
Alt-A	$0	$0	$0	$0	$18.5	$8.9	$27.4	7.7%
Increase (decrease) in value	0%	0%	0%	0%	(7.0)%	(8.1)%	(7.4)%
Government/GSE[3]	$0	$0	$12.8	$0	$0	$18.5	$31.3	8.8%
Increase (decrease) in value	0%	0%	3.1%	0%	0%	.2%	1.3%

Total	$18.0	$43.1	$51.4	$70.0	$106.0	$66.8	$355.3	100.0%

Increase (decrease) in value	0%	1.1%	(9.2)%	(2.3)%	(6.2)%	(3.3)%	(4.3)%

[1]	We had no securities with a 2008 deal origination year.
[2]

These securities do not have mandatory redemption dates; hence, the securities will retire at the earlier of contractual maturity or projected cash flow expiration. All 2006 and 2007 securities in this category are collateralized primarily (greater than 90%) by mortgages originated in or prior to 2005. In addition, our 2009 value reflects $43.1 million of a 2009 re-securitization of a 2006 underlying deal.

[3]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At March 31, 2010, 40.9% of our asset-backed securities were commercial mortgage-backed securities (CMBS).

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination:

Commercial Mortgage-Backed Securities
($ in millions)	Rating at March 31, 2010						% of Total Exposure
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value
Pre-2000	$0	$1.1	$0	$28.0	$20.9	$50.0	3.9%
2000	33.1	22.6	0	0	0	55.7	4.3
2001	166.6	48.1	0	12.9	0	227.6	17.8
2002	73.7	0	19.6	0	0	93.3	7.3
2003	251.8	15.3	4.3	0	0	271.4	21.2
2004	116.5	21.5	4.2	2.9	7.2	152.3	11.9
2005	160.4	0	8.1	0	0	168.5	13.1
2006	136.1	0	0	0	48.4	184.5	14.4
2007	0	0	11.5	42.0	25.0	78.5	6.1

Total fair value	$938.2	$108.6	$47.7	$85.8	$101.5	$1,281.8	100.0%

% of Total fair value	73.2%	8.5%	3.7%	6.7%	7.9%	100.0%

The CMBS portfolio contained 14.6% of securities that are rated BBB or lower, with a net unrealized loss of $12.5 million at March 31, 2010, and an average duration of 1.9 years, compared to 1.8 years for the entire CMBS portfolio.

During the quarters ended March 31, 2010 and 2009, we did not record any write-downs on our CMBS portfolio.

Our 2005 and 2006 deal origination (vintage) year AAA exposure shown in the table above is heavily weighted to securities with the most senior levels (over 20%) of credit support. As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005-2007. These more aggressive underwriting guidelines have led to a higher level of investor concern for deals originated in this timeframe. While we expect CMBS delinquencies to continue to rise in 2010 and 2011, we feel that we have an adequate level of credit support to protect the expected cash flows from these investments.

The entire 2006 non-investment-grade segment is composed of cell phone tower securitizations. All of these bonds have a single borrower and are backed by a cross-collateralized pool of cellular phone towers throughout the United States. These bonds have short average lives of 1.6 years, a debt service coverage ratio of 3.0x, a yield to maturity of 3.4% and have significant net cash flow relative to their interest payments.

Our entire 2007 exposure is made up of two different types of investments. The first is a group of cell tower transactions similar to the exposure in 2006 vintages discussed above. The group has a combined exposure of $61.3 million, and the ratings range from BBB to B. The weighted average life on these bonds is 3.4 years and the weighted average yield to maturity is 5.7%. The second 2007 exposure is a $17.2 million position that consists of two different bonds, rated A+ and BB, collateralized by a loan to a single borrower. The loan is secured by a cross-collateralized portfolio of office properties. The average life on this position is just under 2.0 years, assuming the borrower exercises its option to extend the final maturity.

The following table displays the amount of senior and junior AAA and A bonds that we have in the 2005 and 2006 vintages discussed above. The average credit support and delinquencies are shown in order to indicate the cushion that is available before these tranches sustain losses.

($ in millions) Deal Origination Year	Senior	Junior (AJ)[2]		Average Life	Average Credit	Average	Yield to
	AAA[1]	AAA	A	(years)	Support[3]	Delinquencies[4]	Maturity[5]
2005	$148.2	$12.2	$8.1	3.1	26.9%	3.4%	4.0%
2006	$136.1	$0	$0	1.1	29.7%	6.1%	2.5%

[1]	Above 20% credit support.
[2]	Above 13% credit support.
[3]

Credit support reflects the percentage of the underlying principal balance that needs to become realized losses before our position begins to be eroded by further defaults. The average credit support is a current measure, which changes over time due to defaults and principal paydowns.

[4]	This represents the percentage of loans that are 60 days or more past due.
[5]	The yield to maturity equals the return, inclusive of interest and principal payments that we would expect to receive assuming the bond matures at its expected maturity date.

Commercial Mortgage-Backed Securities: Interest Only We also held CMBS interest only (IO) securities at March 31, 2010. The IO portfolio had an average credit quality of AAA- and a duration of 1.4 years. During the quarter ended March 31, 2010, we recorded $0.7 million of write-downs on our IO portfolio. During the quarter ended March 31, 2009, we did not record any write-downs. The following table shows the fair value of the IO securities by deal origination year:

Commercial Mortgage-Backed Securities: Interest Only
($ in millions) Deal Origination Year[1]	Fair Value	% of Total Exposure
Pre-2000	$3.9	.9%
2000	6.3	1.4
2001	11.3	2.5
2003	18.9	4.2
2004	49.9	11.1
2005	102.6	22.8
2006	256.5	57.1

Total fair value	$449.4	100.0%

[1]	We had no securities with a 2002 deal origination year.

Planned amortization class IOs comprised 95.1% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. Since 2004, 100% of the IO securities that we have purchased were made up of this more protected class.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, which are a component of our residential mortgage-backed securities, by deal origination year, along with a comparison of the fair value at March 31, 2010, to our original investment value (adjusted for returns of principal, amortization, and write-downs). We recorded $2.4 million in write-downs for the three months ended March 31, 2010, compared to $0.9 million for the same period in 2009. The $2.4 million in write-downs during the first quarter 2010 were credit loss write-downs due to estimated principal losses in our most recent cash flow projections.

Home-Equity Securities
($ in millions) Rating (date acquired)	Deal Origination Year				Total	% of Home Equity Loans
	2007	2006	2005	2004
AAA (January 2008-May 2008)	$0	$0	$34.0	$0	$34.0	20.2%
Increase (decrease) in value	0%	0%	(3.4)%	0%	(3.4)%

AA (September 2007-April 2008)	$0	$22.8	$18.2	$9.0	$50.0	29.7%
Increase (decrease) in value	0%	(1.7)%	(7.2)%	(31.2)%	(10.5)%

A (August 2007-April 2008)	$0	$0	$7.5	$2.0	$9.5	5.7%
Increase (decrease) in value	0%	0%	(36.2)%	(4.4)%	(31.5)%

BBB (February 2008-May 2008)	$0	$0	$23.1	$0	$23.1	13.7%
Increase (decrease) in value	0%	0%	(42.8)%	0%	(42.8)%

Non-investment grade (August 2007-March 2008)	$.2	$30.0	$21.3	$.2	$51.7	30.7%
Increase (decrease) in value	(43.0)%	(13.7)%	(22.5)%	(40.6)%	(17.9)%

Total	$.2	$52.8	$104.1	$11.2	$168.3	100.0%

Increase (decrease) in value	(43.0)%	(8.9)%	(22.5)%	(27.9)%	(19.2)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at March 31, 2010, were $1,728.3 million of state and local government obligations with an overall credit quality of AA, excluding the benefit of credit support from bond insurance. These securities had a net unrealized gain of $51.9 million at March 31, 2010, compared to a net unrealized gain of $49.8 million at December 31, 2009 and a net unrealized gain of $14.1 million at March 31, 2009. During the three months ended March 31, 2010 and 2009, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at March 31, 2010, without the benefit of credit or bond insurance as discussed below:

(millions)	Municipal Securities Rating
Rating	General Obligations	Revenue Bonds	Total
AAA	$187.7	$331.6	$519.3
AA	350.3	697.3	1,047.6
A	38.1	91.1	129.2
BBB	1.6	14.3	15.9
Other[1]	0	16.3	16.3

Total	$577.7	$1,150.6	$1,728.3

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds are $801.8 million of single family housing revenue bonds issued by state housing finance agencies, of which $470.7 million are supported by individual mortgages held by the state housing finance agencies and $331.1 million are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 60% are collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA. Most of these mortgages are supported by FHA, VA, or private mortgage insurance providers.

Approximately 23%, or $389.0 million (reflected in the table below), of our total municipal securities are insured general obligation or revenue bonds, with an overall credit rating of A+ as of March 31, 2010. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at March 31, 2010. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities
Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
AMBAC
AA	$58.8	$14.9	$73.7
A	11.7	0	11.7
BBB	0	4.4	4.4
Other[1]	0	1.2	1.2

	$70.5	$20.5	$91.0

MBIA
AA	$125.8	$53.5	$179.3
A	12.7	29.8	42.5
BBB	0	5.2	5.2

	$138.5	$88.5	$227.0

FSA
AA	$7.5	$25.0	$32.5
A	2.5	16.9	19.4
BBB	0	4.0	4.0
Other[1]	0	15.1	15.1

	$10.0	$61.0	$71.0

TOTAL
AA	$192.1	$93.4	$285.5
A	26.9	46.7	73.6
BBB	0	13.6	13.6
Other[1]	0	16.3	16.3

	$219.0	$170.0	$389.0

[1]	Includes non-investment-grade and non-rated securities.

As of March 31, 2010, the insurance-enhanced general obligation and revenue bonds had a net unrealized gain of $14.3 million, compared to a net unrealized gain of $20.5 million at December 31, 2009 and a net unrealized gain of $21.3 million at March 31, 2009. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at March 31, 2010, were $1,683.2 million of fixed-rate corporate securities, which had a duration of 3.2 years and an overall credit quality rating of BBB. These securities had a net unrealized gain of $63.6 million at March 31, 2010, compared to a net unrealized gain of $36.5 million at December 31, 2009 and a net unrealized loss of $51.1 million at March 31, 2009. During the quarters ended March 31, 2010 and 2009, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector.

Corporate Securities (Rating at March 31, 2010)
Sector	AAA	AA	A	BBB	Non- Investment- Grade	% of Portfolio
Financial Services
U.S. banks	0%	0%	2.2%	0%	0%	2.2%
Insurance	.7	1.0	4.6	0	0	6.3
Other financial	0	1.3	1.6	0	3.7	6.6

Total financial services	.7	2.3	8.4	0	3.7	15.1

Industrial	2.2	5.7	10.4	56.2	10.4	84.9

Total	2.9%	8.0%	18.8%	56.2%	14.1%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. At March 31, 2010, we held $644.8 million in redeemable preferred stocks and $1,310.5 million in nonredeemable preferred stocks. We made no additional investments in preferred stocks during the quarter ended March 31, 2010.

Our preferred stock portfolio had a net unrealized gain of $648.3 million at March 31, 2010, compared to a net unrealized gain of $533.0 million at December 31, 2009 and a net unrealized loss of $42.6 million at March 31, 2009. We did not have any write-downs during the three months ended March 31, 2010, compared to $206.3 million ($200.2 million nonredeemable and $6.1 million redeemable) in write-downs during the same period last year.

Our preferred stocks had an overall credit quality rating of BBB- at March 31, 2010. The table below shows the exposure break-down by sector and current rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (Rating at March 31, 2010)
Sector	A	BBB	Non-Investment- Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	26.3%	15.8%	10.9%	53.0%
Foreign banks	1.7	0	1.4	3.1
Insurance holdings	0	12.6	3.2	15.8
Other financial institutions	0	1.5	1.6	3.1

Total financial services	28.0	29.9	17.1	75.0
Industrials	0	8.4	9.7	18.1
Utilities	0	6.9	0	6.9

Total	28.0%	45.2%	26.8%	100.0%

Approximately 50% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, all of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.

Approximately 60% of our preferred stock securities are fixed-rate securities, and 40% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date.

Common Equities

Common equities were comprised of the following:

($ in millions)	March 31, 2010		March 31, 2009		December 31, 2009
Common stocks	$1,178.4	98.9%	$336.9	96.1%	$803.3	98.4%
Other risk investments	13.0	1.1	13.5	3.9	12.9	1.6

Total common equities	$1,191.4	100.0%	$350.4	100.0%	$816.2	100.0%

At March 31, 2010, 7.7% of the portfolio was in common equities, compared to 2.8% at March 31, 2009 and 5.6% at December 31, 2009. The change reflects our decision to continue to increase our exposure to equity securities, which we began during the fourth quarter 2009 and continued by adding $300 million during the first quarter 2010. In addition, significant market recovery over the last 12 months has contributed to the increase in fair value. Our allocation to Group I securities remains between 0% and 25% of the total portfolio.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error. We held 722 out of 961, or 75%, of the common stocks comprising the Russell 1000 Index at March 31, 2010, which made up 94% of the total market capitalization of the index.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations, except for less than $0.1 million of open funding commitments at March 31, 2010.

Derivative Instruments

We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, cash flow hedges, and equity options. See Note 2 - Investments for further discussion of our derivative positions.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of March 31, 2010:

				Gains (Losses)
		Notional Exposure		Three Months Ended March 31,
(millions)	Coupon	2010	2009	2010	2009
Open Positions
9-year exposure	Receive variable	$713	$0	$(17.9)	$0

Closed Positions
2-year exposure	Receive fixed	$0	$1,775	$0	$2.7
3-year exposure	Receive fixed	0	440	0	5.3
5-year exposure	Receive fixed	0	778	0	(4.5)

Total closed positions		$0	$2,993	$0	$3.5

Total interest rate swaps				$(17.9)	$3.5

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of March 31, 2010:

(millions)	Bought or Sold Protection	Notional Exposure		Gains (Losses)
				Three Months Ended March 31,
		2010	2009	2010	2009
Open Positions
5-year exposure	Bought	$25	$25	$.2	$.5

During second quarter 2010, we sold credit protection of $10 million notional value in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure.

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 1% for the first three months of 2010, compared to the same period last year. The reduction is primarily the result of a decrease in investment yields, nearly offset by an increase in average assets.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

We reported the following investment results for the periods ended March 31:

	2010	2009
Pretax recurring investment book yield	3.7%	4.1%
Weighted average FTE book yield	4.0%	4.6%
FTE total return:
Fixed-income securities	2.8%	(.6)%
Common stocks	6.2%	(10.3)%
Total portfolio	3.2%	(1.2)%

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	2010	2009
Fixed-income securities:
U.S. Treasury Notes	1.0%	(.6)%
Municipal bonds	2.1%	3.5%
Corporate bonds	3.2%	2.5%
Commercial mortgage-backed securities	3.0%	6.6%
Collateralized mortgage obligations	3.7%	.9%
Asset-backed securities	2.0%	(2.4)%
Preferred stocks	9.8%	(17.3)%

Investment expenses were $3.6 million for the first three months of 2010, compared to $2.6 million for the same period last year, primarily reflecting an increase in the estimated Gainsharing (cash incentive) payout for our investment managers expected for 2010, based on results.

Interest expense for the first three months of 2010 was $35.2 million, compared to $33.7 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the three months ended March 31, were:

(millions)	2010	2009
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$4.8	$86.9
State and local government obligations	10.0	11.8
Corporate and other debt securities	2.4	4.2
Commercial mortgage-backed securities	.6	.4
Redeemable preferred stocks	4.8	0

Total fixed maturities	22.6	103.3
Equity securities:
Nonredeemable preferred stocks	21.6	.1
Common equities	6.0	83.1

Subtotal gross realized gains on security sales	50.2	186.5

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(2.2)	0
State and local government obligations	0	(2.9)
Corporate and other debt securities	0	(.4)
Commercial mortgage-backed securities	0	(2.8)
Redeemable preferred stocks	(1.0)	0

Total fixed maturities	(3.2)	(6.1)
Equity securities:
Nonredeemable preferred stocks	0	(.6)
Common equities	0	(32.3)

Subtotal gross realized losses on security sales	(3.2)	(39.0)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	2.6	86.9
State and local government obligations	10.0	8.9
Corporate and other debt securities	2.4	3.8
Commercial mortgage-backed securities	.6	(2.4)
Redeemable preferred stocks	3.8	0

Total fixed maturities	19.4	97.2
Equity securities:
Nonredeemable preferred stocks	21.6	(.5)
Common equities	6.0	50.8

Subtotal net realized gains (losses) on security sales	47.0	147.5

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(2.4)	(.9)
Commercial mortgage-backed securities	(.7)	0
Other asset-backed securities	0	(.5)
Redeemable preferred stocks	0	(6.1)

Total fixed maturities	(3.1)	(7.5)
Equity securities:
Nonredeemable preferred stocks	0	(200.2)
Common equities	0	(15.7)

Subtotal other-than-temporary impairment losses	(3.1)	(223.4)

Net holding period gains (losses)
Hybrid Securities	4.6	(5.1)
Derivative instruments	(17.7)	7.6

Subtotal net holding period gains (losses)	(13.1)	2.5

Total net realized gains (losses) on securities	$30.8	$(73.4)

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

Other-Than-Temporary Impairment (OTTI)

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

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, then we write-down the security to its current fair value and recognize the entire unrealized loss through the income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we need to determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in the income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the income statement for the periods ended March 31 was as follows:

(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2010
Asset-backed securities	$3.1	$0	$3.1

2009
Preferred stocks	$206.3	$0	$206.3
Asset-backed securities	1.4	0	1.4

Total fixed income	207.7	0	207.7
Common equities	15.7	0	15.7

Total portfolio	$223.4	$0	$223.4

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

(millions)	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$380.6	$4.1	$1.7	$.8	$.5	$0
Unrealized loss for 12 months or greater	3,076.7	221.5	66.0	31.4	24.8	24.8

Total	$3,457.3	$225.6	$67.7	$32.2	$25.3	$24.8

Common Equity:
Unrealized loss for less than 12 months	$46.4	$2.2	$.3	$.1	$.1	$0
Unrealized loss for 12 months or greater	5.6	.4	0	0	0	0

Total	$52.0	$2.6	$.3	$.1	$.1	$0

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

Since total unrealized losses are already a component of our shareholders’ equity, any recognition of these losses as additional OTTI losses would have no effect on our comprehensive income, book value, or reported investment total return.

C. Repurchase Transactions

From time to time we enter into reverse repurchase commitment transactions. In these transactions, we loan cash to accredited banks and receive U.S. Treasury Notes pledged as general collateral against the cash borrowed. We choose to enter into these transactions as rates on general collateral are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited due to the characteristics of the collateral received (U.S. Treasury Notes). The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received. We have counterparty exposure on reverse repurchase agreements in the event of a counterparty default to the extent the general collateral security’s value is below the cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight investing) reduces that default exposure.

For the three months ended March 31, 2010, our largest single outstanding balance of reverse repurchase commitments was $863.2 million, which was open for one day; the average daily balance of reverse repurchase commitments was $664.5 million. We earned income of $0.2 million and $0.3 million on reverse repurchase agreements for the three months ended March 31, 2010 and 2009, respectively. We had $350.0 million of open reverse repurchase commitments at March 31, 2010 with one counterparty, reported as part of other short-term investments, compared to $569.9 million with two counterparties at March 31, 2009, and $775.0 million with two counterparties at December 31, 2009.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments, including, but not limited to, health care reform and tax law changes; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.2 years at March 31, 2010 and 2.3 years at December 31, 2009. The weighted average beta of the equity portfolio was 1.08 at March 31, 2010 and 1.06 at December 31, 2009. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2009.

We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to short-term volatility and as a component of our longer-term contingency capital planning. VaR quantifies the potential reductions in total investment returns on a GAAP basis, which includes recurring investment income, realized gains (losses), and changes in unrealized gains (losses) on investments. The VaR estimates below represent the expected loss at 99% confidence within a 66-day trading period (e.g., quarterly period) based on recent market volatility. Total portfolio VaR is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

($ in millions) 66-Day VaR	March 31, 2010	December 31, 2009
Fixed-income portfolio	$(210.6)	$(262.1)
% of portfolio	(1.5)%	(1.9)%
% of shareholders’ equity	(3.4)%	(4.6)%

Common equity portfolio	$(160.6)	$(122.1)
% of portfolio	(13.5)%	(15.0)%
% of shareholders’ equity	(2.6)%	(2.1)%

Total portfolio	$(266.5)	$(260.7)
% of portfolio	(1.7)%	(1.8)%
% of shareholders’ equity	(4.3)%	(4.5)%

Item 4.	Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2010 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	998,896	$17.39	10,696,647	39,303,353
February	605,000	17.18	11,301,647	38,698,353
March	825,065	17.95	12,126,712	37,873,288

Total	2,428,961	$17.53

In June 2009, the Board of Directors approved an authorization to repurchase up to 50 million common shares. This Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first three months of 2010, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors.

Item 5.	Other Information.

I. GRANTS OF PLAN-BASED EQUITY AWARDS

In March 2010, Progressive granted 1,920,000 time-based restricted stock units to 636 management employees, including 10 executive officers, under Progressive’s 2003 Incentive Plan, as amended. These awards were based on a $17.87 closing price of our common shares on the date of grant, as reported on the New York Stock Exchange, and are scheduled to vest in equal installments on January 1 of 2013, 2014, and 2015, respectively. In April 2010, under the 2003 Incentive Plan, we granted 179,770 time-based restricted stock units to our CEO based on a $20.86 closing price; this award is scheduled to vest on January 1, 2013. On the date of grant, these time-based awards had an aggregate dollar value of approximately $38.1 million.

Consistent with our performance-based compensation philosophy, our executives and certain other senior managers are awarded restricted stock units with a combination of vesting criteria based on time and achieved performance, as established by the Board’s Compensation Committee (the “Committee”). Under these performance-based restricted stock unit awards, an initial value denominated in a number of units (the “initial award value”) is awarded to the participant, and the number of units that vest (if any) will vary from zero to 200% of the initial award value, depending on our performance. Under the applicable growth and profitability standards, units will vest if (i) for the evaluation period including the years 2010 through 2012, our compounded annual growth rate in direct written premiums for our private passenger auto and commercial auto businesses exceeds the compounded annual growth rate in direct written premiums for the markets for those businesses as a whole (excluding our premiums), each as determined using A.M. Best data, and (ii) in the 12 months preceding the Committee’s certification of our performance results, we achieve a profitability goal of a combined ratio of 96 or lower. If our growth rate does not exceed the market’s growth rate over the 3-year evaluation period, or if the profitability goal is not satisfied and the awards are not certified by the Committee on or before January 31, 2015 (the “expiration date”), then the awards will not vest and will be forfeited. Assuming that the profitability goal is satisfied prior to the expiration date, the number of units that ultimately vest will be determined by the extent to which our growth rate exceeds the growth rate of the market, as follows:

Performance vs. Market	Number of Units Vesting
If our growth rate exceeds the market growth rate by 3 percentage points or more	200% of the initial award value will vest; this is the maximum possible award value

If our growth rate exceeds the market growth rate by more than 2 but less than 3 percentage points	Between 100% and 200% of the initial award value will vest, in proportion to the extent that our growth rate exceeds the market’s growth rate above 2 percentage points (e.g., if our growth rate exceeds the market growth rate by 2.4 percentage points, then 140% of the initial award value will vest)

If our growth rate exceeds the market growth rate 2 percentage points or less	Up to 100% of the initial award value will vest, in proportion to the extent that our growth rate exceeds the market’s growth rate (e.g., if our growth rate exceeds the market growth rate by 1.2 percentage points, then 60% of the initial award value will vest)

Pursuant to the 2003 Incentive Plan, in March 2010, we granted 312,272 performance-based restricted stock units to 37 executives and senior managers and in April 2010, we granted 179,770 units to our CEO. At the date of grant, all of these performance-based restricted stock unit awards had an aggregate dollar value of approximately $9.3 million assuming 100% of the initial award will vest.

The following table discloses the restricted stock unit awards granted to each of the named executive officers identified in Progressive’s 2010 Proxy Statement dated March 12, 2010:

		Time-Based Award		Performance-Based Award
Name and Principal Position	Grant Date	Units	Value[1]	Units	Value[1,2]
Glenn M. Renwick	April 23, 2010	179,770	$3,750,002	179,770	$3,750,002
President and Chief Executive Officer

Brian C. Domeck	March 18, 2010	23,784	425,020	35,675	637,512
Vice President and Chief Financial Officer

William M. Cody	March 18, 2010	21,267	380,041	25,518	456,007
Chief Investment Officer

Susan Patricia Griffith	March 18, 2010	23,226	415,049	34,835	622,501
Claims Group President

John P. Sauerland	March 18, 2010	23,226	415,049	34,835	622,501
Personal Lines Group President

[1]	Value is based on the market value at the date of grant which was $17.87 per share on March 18, 2010, and $20.86 per share on April 23, 2010, without discount for risk of forfeitures of the awards.
[2]	Amount shown represents 100% of the initial award value. The value of the performance-based award can range from 0% to 200% of the initial award based on achievement of performance criteria.

In addition, we granted time-based restricted stock awards covering a total of 109,545 common shares to our non-employee directors on April 23, 2010. These awards are scheduled to vest on March 23, 2011, and had an aggregate dollar value of approximately $2.3 million at the date of grant.

II. OTHER

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2010 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index on page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 10, 2010	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Furnished herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith