Form 10-Q
period 2010-06-30
PROGRESSIVE CORP/OH/
filed 2010-08-05
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 667,629,839 outstanding at June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2010	2009	% Change	2010	2009	% Change
(millions - except per share amounts)

Revenues
Net premiums earned	$3,590.2	$3,441.4	4	$7,091.3	$6,848.0	4
Investment income	130.6	122.1	7	260.4	253.6	3
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(7.9)	(53.8)	(85)	(17.2)	(53.8)	(68)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	(.7)	23.8	NM	5.5	23.8	(77)

Net impairment losses recognized in earnings	(8.6)	(30.0)	(71)	(11.7)	(30.0)	(61)
Net realized gains (losses) on securities	(30.9)	45.9	NM	3.0	(27.5)	NM

Total net realized gains (losses) on securities	(39.5)	15.9	NM	(8.7)	(57.5)	(85)
Service revenues	5.0	4.1	22	9.2	7.6	21

Total revenues	3,686.3	3,583.5	3	7,352.2	7,051.7	4

Expenses
Losses and loss adjustment expenses	2,543.2	2,462.6	3	4,966.6	4,799.6	3
Policy acquisition costs	338.8	334.1	1	671.9	670.3	0
Other underwriting expenses	446.2	390.9	14	872.7	768.3	14
Investment expenses	4.6	2.6	77	8.2	5.2	58
Service expenses	5.5	4.7	17	10.7	9.3	15
Interest expense	35.1	34.7	1	70.3	68.4	3

Total expenses	3,373.4	3,229.6	4	6,600.4	6,321.1	4

Net Income
Income before income taxes	312.9	353.9	(12)	751.8	730.6	3
Provision for income taxes	101.0	103.8	(3)	244.3	248.0	(1)

Net income	$211.9	$250.1	(15)	$507.5	$482.6	5

Computation of Earnings Per Share
Basic:
Average shares outstanding	660.4	669.2	(1)	660.9	668.9	(1)

Per share	$.32	$.37	(14)	$.77	$.72	6

Diluted:
Average shares outstanding	660.4	669.2	(1)	660.9	668.9	(1)
Net effect of dilutive stock-based compensation	5.3	5.4	(2)	5.2	4.4	18

Total equivalent shares	665.7	674.6	(1)	666.1	673.3	(1)

Per share	$.32	$.37	(14)	$.76	$.72	6

Dividends declared per share[1]	$0	$0		$0	$0

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(millions)	June 30,		December 31, 2009
	2010	2009

Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,699.5, $11,453.9, and $11,717.0)	$11,885.3	$10,935.3	$11,563.4
Equity securities:
Nonredeemable preferred stocks (cost: $627.3, $810.4, and $665.4)	1,145.8	1,130.1	1,255.8
Common equities (cost: $1,005.1, $292.4, and $598.4)	1,150.0	408.7	816.2
Short-term investments (amortized cost: $1,648.9, $1,137.2, and $1,078.0)	1,648.9	1,137.2	1,078.0

Total investments	15,830.0	13,611.3	14,713.4
Cash	153.8	160.7	160.7
Accrued investment income	108.9	113.7	110.4
Premiums receivable, net of allowance for doubtful accounts of $105.8, $103.5, and $116.4	2,766.2	2,545.0	2,454.8
Reinsurance recoverables, including $35.7, $40.9, and $35.4 on paid losses and loss adjustment expenses	675.8	288.7	564.8
Prepaid reinsurance premiums	74.4	62.6	69.3
Deferred acquisition costs	443.1	436.3	402.2
Income taxes	318.2	727.6	416.7
Property and equipment, net of accumulated depreciation of $618.8, $591.4, and $595.8	947.7	989.9	961.3
Other assets	178.5	151.8	195.7

Total assets	$21,496.6	$19,087.6	$20,049.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,572.1	$4,379.6	$4,172.9
Loss and loss adjustment expense reserves	6,885.6	6,198.9	6,653.0
Accounts payable, accrued expenses, and other liabilities	1,556.2	1,407.7	1,297.6
Debt[1]	2,178.1	2,176.4	2,177.2

Total liabilities	15,192.0	14,162.6	14,300.7

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, 797.8, and 797.8, including treasury shares of 130.1, 117.8, and 125.2)	667.6	680.0	672.6
Paid-in capital	964.5	914.2	939.7
Retained earnings	4,097.9	3,353.3	3,683.1
Accumulated other comprehensive income (loss):
Net non-credit related OTTI losses, adjusted for valuation changes	(6.0)	(19.8)	(15.7)
Other net unrealized gains (losses) on securities	560.0	(26.6)	445.9

Total net unrealized gains (losses) on securities	554.0	(46.4)	430.2
Net unrealized gains on forecasted transactions	20.0	23.9	21.6
Foreign currency translation adjustment	.6	0	1.4

Total accumulated other comprehensive income (loss)	574.6	(22.5)	453.2

Total shareholders’ equity	6,304.6	4,925.0	5,748.6

Total liabilities and shareholders’ equity	$21,496.6	$19,087.6	$20,049.3

[1]	Consists of long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30,	2010	2009
(millions)

Cash Flows From Operating Activities
Net income	$507.5	$482.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41.9	43.2
Amortization of fixed-income securities	110.7	118.3
Amortization of stock-based compensation	23.7	19.3
Net realized (gains) losses on securities	8.7	57.5
Net loss on disposition of property and equipment	1.1	1.5
Changes in:
Premiums receivable	(311.4)	(136.4)
Reinsurance recoverables	(111.0)	(.2)
Prepaid reinsurance premiums	(5.1)	(.2)
Deferred acquisition costs	(40.9)	(22.3)
Income taxes	31.8	(24.6)
Unearned premiums	399.2	203.7
Loss and loss adjustment expense reserves	232.6	21.5
Accounts payable, accrued expenses, and other liabilities	297.1	146.4
Other, net	18.6	17.8

Net cash provided by operating activities	1,204.5	928.1

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(2,281.3)	(6,119.8)
Equity securities	(444.2)	(25.8)
Sales:
Fixed maturities	1,683.6	4,850.5
Equity securities	118.9	456.3
Maturities, paydowns, calls, and other:
Fixed maturities	516.8	361.1
Net purchases of short-term investments - other	(571.1)	16.3
Net unsettled security transactions	.1	(259.0)
Purchases of property and equipment	(29.9)	(38.3)
Sales of property and equipment	.5	.8

Net cash used in investing activities	(1,006.6)	(757.9)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	8.2	7.4
Tax benefit from exercise/vesting of stock-based compensation	2.7	.2
Dividends paid to shareholders[1]	(108.2)	0
Acquisition of treasury shares	(107.3)	(20.0)

Net cash used in financing activities	(204.6)	(12.4)

Effect of exchange rate changes on cash	(.2)	0

Increase (decrease) in cash	(6.9)	157.8
Cash, January 1	160.7	2.9

Cash, June 30	$153.8	$160.7

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 Investments — The following table presents the composition of our investment portfolio by major security type consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2010
Fixed maturities:
U.S. government obligations	$4,061.2	$69.2	$(15.7)	$0	$4,114.7	26.0%
State and local government obligations	1,723.8	59.0	(1.0)	0	1,781.8	11.2
Corporate debt securities	2,039.3	85.7	(10.1)	2.4	2,117.3	13.4
Residential mortgage-backed securities	560.9	10.0	(37.9)	0	533.0	3.4
Commercial mortgage-backed securities	1,721.0	59.7	(8.7)	0	1,772.0	11.2
Other asset-backed securities	976.1	12.4	(1.8)	.1	986.8	6.2
Redeemable preferred stocks	617.2	20.3	(57.8)	0	579.7	3.7
Other debt obligations	0	0	0	0	0	0

Total fixed maturities	11,699.5	316.3	(133.0)	2.5	11,885.3	75.1
Equity securities:
Nonredeemable preferred stocks	627.3	524.1	0	(5.6)	1,145.8	7.2
Common equities	1,005.1	170.7	(25.8)	0	1,150.0	7.3
Short-term investments:
Other short-term investments	1,648.9	0	0	0	1,648.9	10.4

Total portfolio[2,3]	$14,980.8	$1,011.1	$(158.8)	$(3.1)	$15,830.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2009
Fixed maturities:
U.S. government obligations	$5,362.6	$9.3	$(144.6)	$0	$5,227.3	38.4%
State and local government obligations	2,383.7	56.1	(36.8)	0	2,403.0	17.7
Corporate debt securities	803.4	19.1	(25.8)	0	796.7	5.8
Residential mortgage-backed securities	561.7	.7	(121.8)	0	440.6	3.2
Commercial mortgage-backed securities	1,491.7	5.9	(111.6)	0	1,386.0	10.2
Other asset-backed securities	200.5	3.3	(3.0)	0	200.8	1.5
Redeemable preferred stocks	648.2	9.0	(179.3)	0	477.9	3.5
Other debt obligations	2.1	.9	0	0	3.0	0

Total fixed maturities	11,453.9	104.3	(622.9)	0	10,935.3	80.3
Equity securities:
Nonredeemable preferred stocks	810.4	334.2	(3.3)	(11.2)	1,130.1	8.3
Common equities	292.4	123.7	(7.4)	0	408.7	3.0
Short-term investments:
Other short-term investments	1,137.2	0	0	0	1,137.2	8.4

Total portfolio[2,3]	$13,693.9	$562.2	$(633.6)	$(11.2)	$13,611.3	100.0%

December 31, 2009
Fixed maturities:
U.S. government obligations	$4,939.6	$6.4	$(128.5)	$0	$4,817.5	32.8%
State and local government obligations	1,974.2	55.1	(5.3)	0	2,024.0	13.8
Corporate debt securities	1,244.9	43.4	(6.9)	0	1,281.4	8.7
Residential mortgage-backed securities	592.0	4.3	(79.9)	0	516.4	3.5
Commercial mortgage-backed securities	1,572.0	37.0	(18.9)	0	1,590.1	10.8
Other asset-backed securities	721.9	6.1	(1.8)	0	726.2	4.9
Redeemable preferred stocks	671.3	20.7	(85.3)	0	606.7	4.1
Other debt obligations	1.1	0	0	0	1.1	0

Total fixed maturities	11,717.0	173.0	(326.6)	0	11,563.4	78.6
Equity securities:
Nonredeemable preferred stocks	665.4	597.6	0	(7.2)	1,255.8	8.5
Common equities	598.4	220.1	(2.3)	0	816.2	5.6
Short-term investments:
Other short-term investments	1,078.0	0	0	0	1,078.0	7.3

Total portfolio[2,3]	$14,058.8	$990.7	$(328.9)	$(7.2)	$14,713.4	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At June 30, 2010 and 2009, and December 31, 2009, we had net unsettled security transactions of $7.8 million (offset in other liabilities), $4.8 million (offset in other assets), and $7.7 million (offset in other liabilities), respectively.

[3]

The total fair value of the portfolio at June 30, 2010 and 2009, and December 31, 2009 includes $1.9 billion, $0.9 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our fixed-maturity securities include debt securities and redeemable preferred stocks. Common equities include common stocks and other equity-like investments (i.e., private equity investments and limited partnership interests in private equity and mezzanine funds). Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments which are expected to mature within one year. At June 30, 2010 and December 31, 2009, our other short-term investments also included $8.5 million and $0.9 million, respectively, in Treasury Bills issued by the Australian government; we held $0 in Australian Treasury Bills as of June 30, 2009.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31, 2009
(millions)	2010	2009
Fixed maturities:
Corporate debt securities	$117.6	$0	$0
Other asset-backed securities	14.8	0	0

Total fixed maturities	132.4	0	0
Equity securities:
Nonredeemable preferred stocks	55.5	17.3	66.3

Total hybrid securities	$187.9	$17.3	$66.3

As permitted under current accounting guidance, we elected to treat the change in valuation of these hybrid securities as a component of realized gains (losses), rather than separate the host contract and the derivative component based on the underlying structure of the instruments. The hybrid instruments in our corporate debt securities were acquired at a substantial premium and contain a change of control put feature that permits the investor, at his sole option once the change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change of control put option and the substantial market premium paid, there is a potential that the election to put could result in the investment not returning substantially all of the original investment. The hybrid in the asset-backed portfolio was acquired at a deep discount to par, due to a failing auction and contains a put option (derivative feature) that allows the investor to put that security back to the auction at par. This embedded derivative has the potential, once the auction is restored, to more than double our initial investment yield. The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities and derivative instruments) reported as a component of accumulated other comprehensive income, net of deferred income taxes. The changes in fair value of the hybrid securities and derivative instruments are recorded as a component of net realized gains (losses) on securities.

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(millions)
June 30, 2010
Fixed maturities:
U.S. government obligations	$639.1	$(15.7)	$0	$0	$639.1	$(15.7)
State and local government obligations	71.5	(1.0)	54.0	(.3)	17.5	(.7)
Corporate debt securities	293.7	(10.1)	245.7	(8.4)	48.0	(1.7)
Residential mortgage-backed securities	339.6	(37.9)	56.5	(1.5)	283.1	(36.4)
Commercial mortgage-backed securities	204.0	(8.7)	112.4	(1.2)	91.6	(7.5)
Other asset-backed securities	105.5	(1.8)	99.1	(.4)	6.4	(1.4)
Redeemable preferred stocks	508.0	(57.8)	121.4	(1.0)	386.6	(56.8)

Total fixed maturities	2,161.4	(133.0)	689.1	(12.8)	1,472.3	(120.2)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	365.8	(25.8)	361.5	(25.1)	4.3	(.7)

Total equity securities	365.8	(25.8)	361.5	(25.1)	4.3	(.7)

Total portfolio	$2,527.2	$(158.8)	$1,050.6	$(37.9)	$1,476.6	$(120.9)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(millions)
June 30, 2009
Fixed maturities:
U.S. government obligations	$4,683.3	$(144.6)	$4,683.3	$(144.6)	$0	$0
State and local government obligations	838.1	(36.8)	58.1	(.8)	780.0	(36.0)
Corporate debt securities	369.5	(25.8)	93.8	(3.1)	275.7	(22.7)
Residential mortgage-backed securities	404.6	(121.8)	8.5	(.3)	396.1	(121.5)
Commercial mortgage-backed securities	1,034.6	(111.6)	65.1	(3.7)	969.5	(107.9)
Other asset-backed securities	68.7	(3.0)	57.0	(.1)	11.7	(2.9)
Redeemable preferred stocks	447.0	(179.3)	39.8	(5.1)	407.2	(174.2)

Total fixed maturities	7,845.8	(622.9)	5,005.6	(157.7)	2,840.2	(465.2)
Equity securities:
Nonredeemable preferred stocks	112.2	(3.3)	0	0	112.2	(3.3)
Common equities	61.1	(7.4)	49.0	(5.6)	12.1	(1.8)

Total equity securities	173.3	(10.7)	49.0	(5.6)	124.3	(5.1)

Total portfolio	$8,019.1	$(633.6)	$5,054.6	$(163.3)	$2,964.5	$(470.3)

December 31, 2009
Fixed maturities:
U.S. government obligations	$4,595.3	$(128.5)	$2,408.1	$(6.4)	$2,187.2	$(122.1)
State and local government obligations	448.6	(5.3)	41.3	(.2)	407.3	(5.1)
Corporate debt securities	344.2	(6.9)	264.6	(1.8)	79.6	(5.1)
Residential mortgage-backed securities	367.4	(79.9)	27.9	(2.5)	339.5	(77.4)
Commercial mortgage-backed securities	386.1	(18.9)	32.6	(.9)	353.5	(18.0)
Other asset-backed securities	81.6	(1.8)	71.6	(.3)	10.0	(1.5)
Redeemable preferred stocks	507.5	(85.3)	0	0	507.5	(85.3)

Total fixed maturities	6,730.7	(326.6)	2,846.1	(12.1)	3,884.6	(314.5)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	30.7	(2.3)	20.9	(1.7)	9.8	(.6)

Total equity securities	30.7	(2.3)	20.9	(1.7)	9.8	(.6)

Total portfolio	$6,761.4	$(328.9)	$2,867.0	$(13.8)	$3,894.4	$(315.1)

Included in gross unrealized losses at June 30, 2010, are securities for which an OTTI credit loss was also recorded in earnings. The fair value and gross unrealized losses for these securities are comprised of the following:

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(millions)
Fixed maturities:
Residential mortgage-backed securities	$60.6	$(8.5)	$1.1	$(.5)	$59.5	$(8.0)
Commercial mortgage-backed securities	3.8	(.7)	.6	(.2)	3.2	(.5)

Total fixed maturities	$64.4	$(9.2)	$1.7	$(.7)	$62.7	$(8.5)

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

Other-Than-Temporary Impairment (OTTI) The following tables provide a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTTI loss was recognized in accumulated other comprehensive income at the time the credit impairment was determined and recognized:

	Three Months Ended June 30, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at April 1, 2010	$33.2	$.9	$6.5	$40.6
Credit losses for which an OTTI was previously recognized	2.6	.4	0	3.0
Credit losses for which an OTTI was not previously recognized	1.2	.2	0	1.4
Change in recoveries of future cash flows expected to be collected[1]	8.4	0	0	8.4
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.2)	0	0	(1.2)

Ending balance at June 30, 2010	$44.2	$1.5	$6.5	$52.2

	Six Months Ended June 30, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at January 1, 2010	$41.1	$.9	$6.5	$48.5
Credit losses for which an OTTI was previously recognized	3.0	.3	0	3.3
Credit losses for which an OTTI was not previously recognized	2.4	.5	0	2.9
Change in recoveries of future cash flows expected to be collected[1]	(1.1)	0	0	(1.1)
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.2)	(.2)	0	(1.4)

Ending balance at June 30, 2010	$44.2	$1.5	$6.5	$52.2

	Three Months Ended June 30, 2009[3]
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at April 1, 2009	$24.2	$0	$6.5	$30.7
Credit losses for which an OTTI was previously recognized	1.4	0	0	1.4
Credit losses for which an OTTI was not previously recognized	13.1	0	0	13.1
Change in recoveries of future cash flows expected to be collected[1]	0	0	0	0
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at June 30, 2009	$38.7	$0	$6.5	$45.2

[1]

Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security, net of any current quarter decreases in expected cash flows on previously recorded reductions.

[2]	Reflects reductions of prior credit impairments where the current credit impairment requires writing securities down to fair value (i.e., no remaining non-credit loss).
[3]	Reflects the period since adoption of the new accounting standards, which was effective beginning in the second quarter 2009.

Since it was determined that it is more likely than not that we will not be required to sell the securities prior to the recovery (which could be maturity) of their respective cost bases, in order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our asset-backed portfolio included: current performance indicators on the underlying assets (i.e., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written-down.

Trading Securities At June 30, 2010, June 30, 2009, and December 31, 2009, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2010 and 2009.

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

The following table shows the status of our derivative instruments at June 30, 2010, June 30, 2009, and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009; amounts are on a pretax basis:

(millions)							Balance Sheet				Income Statement
	Notional Value[1]							Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
Derivatives	June 30,			Dec. 31,				June 30,		Dec. 31,	Three months ended June 30,		Six months ended June 30,
designated as:	2010		2009	2009		Purpose	Classification	2010	2009	2009	2010	2009	2010	2009
Hedging instruments
Foreign currency cash flow hedge	$0		$8	$0		Forecasted transaction	Accumulated other comprehensive income	$0	$1.1	$0	$0	$0	$0	$0

Non-hedging instruments

Assets:
Interest rate swaps[2]	0		0	713		Manage portfolio duration	Investments - fixed maturities	0	0	.1	0	0	0	0

Corporate credit default swaps[3]	40		0	0		Manage credit risk	Investments - fixed maturities	.8	0	0	1.2	0	1.4	0

Equity options[4] (32,190 contracts)	(a	)	NA	(a	)	Manage price risk	Investments - common equities	0	4.2	0	0	0	0	0

Liabilities:
Interest rate swaps[2]	713		668	0		Manage portfolio duration	Other liabilities	(55.8)	(9.8)	0	(50.5)	(8.8)	(68.4)	(8.8)

Corporate credit default swaps[3]	10		32	25		Manage credit risk	Other liabilities	(.8)	(.3)	(.8)	(.3)	(1.1)	(.3)	(.6)

Equity options[4] (7,500 contracts)	(a	)	NA	(a	)	Manage price risk	Other liabilities	0	(.1)	0	0	.3	0	.4

Closed:
Interest rate swaps	0		3,518	4,186		Manage portfolio duration	NA	0	0	0	0	0	0	3.5

Corporate credit default swaps[5]	10		0	7		Manage credit risk	NA	0	0	0	0	0	0	0

Equity options[4] (137,500 contracts)	(a	)	NA	(a	)	Manage price risk	NA	0	0	0	0	(14.5)	0	(11.0)

Total	NA		NA	NA				$(55.8)	$(4.9)	$(.7)	$(49.6)	$(24.1)	$(67.3)	$(16.5)

[1]	The amounts represent the value held at quarter and year-end for open positions and the maximum amount held during the quarter for closed positions.
[2]

The $713 million notional value swap at June 30, 2010 and December 31, 2009 was entered into as a short position (i.e., receive variable and pay fixed coupon) while the swaps held at June 30, 2009 were long positions (i.e., receive fixed and pay variable coupon).

[3]

We sold protection on the open $10 million notional value swap held at June 30, 2010, while we bought protection on the remaining swap positions held at June 30, 2010 and the positions held at December 31, 2009 and June 30, 2009.

[4]	Each contract is equivalent to 100 shares of common stock of the issuer; we had no option activity in 2010.
[5]	This position was closed during the second quarter 2010 and generated an immaterial amount of realized losses for the three and six months ended June 30, 2010.
(a)	No equity option positions were open at these periods.

NA= Not Applicable

CASH FLOW HEDGES

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We closed our hedge position during the third quarter 2009 and we did not have any hedge activity during 2010.

INTEREST RATE SWAPS

During the periods ended June 30, 2010, June 30, 2009, and December 31, 2009, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the fourth quarter 2009, we entered into a 9-year interest rate swap position where we are paying a fixed rate and receiving a variable rate. Since that time, the position has generated a realized loss, as interest rates have fallen since the inception of this position. As of June 30, 2010, June 30, 2009, and December 31, 2009, we delivered $65.0 million, $7.6 million, and $0, respectively, in cash collateral to the counterparty on our then open interest rate swap positions.

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended June 30, 2010, June 30, 2009, and December 31, 2009, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on a preferred stock position of the same issuer.

During the second quarter 2010, we opened two positions on one corporate issuer within the industrial sector for which we bought credit default protection in the form of credit default swaps for 2-year and 4-year time horizons; we closed the 2-year exposure position as of June 30, 2010. We paid $0.2 million in upfront cash when we entered the 4-year exposure position, which is offset against our current exposure. We hold this protection to reduce our exposure to additional valuation declines on a corporate position of the same issuer due to potential future credit impairment. We also held a position during the second quarter 2009, for which we bought credit default protection in the form of credit default swaps for a 2-year time horizon on one corporate issuer within the industrial sector. We paid $0.6 million in upfront cash when we entered this position; the position was closed during the third quarter 2009.

As of June 30, 2010, we received $0.9 million in cash collateral from the counterparty on the above open corporate credit default swap positions. As of December 31, 2009 and June 30, 2009, we delivered $0.6 million and $0, respectively, in cash collateral to the counterparty on our open corporate credit default swap positions.

Additionally, during the second quarter 2010, we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of June 30, 2010, we delivered $0.8 million in cash collateral to the counterparty on this position.

EQUITY OPTIONS

We had no equity option activity during the periods ended June 30, 2010. During the six-month period ended June 30, 2009, we simultaneously sold and purchased a substantially equivalent amount of call and put options, respectively, on Citigroup common stock, related to one of our preferred stock holdings. The purpose of this transaction was to effect a forward sale of a portion of the common stock we expected to receive from Citigroup resulting from the conversion of our preferred stock holding into common stock pursuant to Citigroup’s exchange that occurred during the third quarter 2009. This was achieved through matching the strike price and term of the option contracts and was meant to offset the downside price risk of the common stock during the time period pending the exchange. All of the common stock we received from the preferred stock conversion into common stock was sold by the end of the third quarter 2009. As of June 30, 2009, we delivered $5.4 million in the form of cash to a counterparty as collateral to cover potential assignment of outstanding call options.

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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2010
Fixed maturities:
U.S. government obligations	$4,114.7	$0	$0	$4,114.7	$4,061.2
State and local government obligations	0	1,781.8	0	1,781.8	1,723.8
Corporate debt securities	0	2,088.3	29.0	2,117.3	2,039.3
Other debt obligations	0	0	0	0	0

Subtotal	4,114.7	3,870.1	29.0	8,013.8	7,824.3

Asset-backed securities:
Residential mortgage-backed	0	444.5	88.5	533.0	560.9
Commercial mortgage-backed	0	1,749.4	22.6	1,772.0	1,721.0
Other asset-backed	0	980.4	6.4	986.8	976.1

Subtotal asset-backed securities	0	3,174.3	117.5	3,291.8	3,258.0

Redeemable preferred stocks:
Financials	19.8	218.9	0	238.7	252.6
Utilities	0	67.3	0	67.3	69.8
Industrials	0	273.7	0	273.7	294.8

Subtotal redeemable preferred stocks	19.8	559.9	0	579.7	617.2

Total fixed maturities	4,134.5	7,604.3	146.5	11,885.3	11,699.5

Equity securities:
Nonredeemable preferred stocks:
Agencies	0	0	0	0	0
Financials	526.0	513.0	0	1,039.0	535.9
Utilities	0	67.0	0	67.0	50.8
Industrials	0	39.8	0	39.8	40.6

Subtotal nonredeemable preferred stocks	526.0	619.8	0	1,145.8	627.3

Common equities:
Common stocks[1]	1,137.3	0	0	1,137.3	1,000.1
Other equity-like investments	0	0	12.7	12.7	5.0

Subtotal common equities	1,137.3	0	12.7	1,150.0	1,005.1

Total fixed maturities and equity securities	$5,797.8	$8,224.1	$159.2	14,181.1	13,331.9

Short-term investments:
Other short-term investments[2]				1,648.9	1,648.9

Total portfolio				$15,830.0	$14,980.8

Debt[3]				$2,237.4	$2,178.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2009
Fixed maturities:
U.S. government obligations	$5,227.3	$0	$0	$5,227.3	$5,362.6
State and local government obligations	0	2,403.0	0	2,403.0	2,383.7
Corporate debt securities	0	772.3	24.4	796.7	803.4
Other debt obligations	0	0	3.0	3.0	2.1

Subtotal	5,227.3	3,175.3	27.4	8,430.0	8,551.8

Asset-backed securities:
Residential mortgage-backed	0	440.3	.3	440.6	561.7
Commercial mortgage-backed	0	1,363.0	23.0	1,386.0	1,491.7
Other asset-backed	0	181.0	19.8	200.8	200.5

Subtotal asset-backed securities	0	1,984.3	43.1	2,027.4	2,253.9

Redeemable preferred stocks:
Financials	15.2	188.7	0	203.9	277.2
Utilities	0	56.9	0	56.9	70.9
Industrials	0	168.1	49.0	217.1	300.1

Subtotal redeemable preferred stocks	15.2	413.7	49.0	477.9	648.2

Total fixed maturities	5,242.5	5,573.3	119.5	10,935.3	11,453.9

Equity securities:
Nonredeemable preferred stocks:
Agencies	2.0	0	0	2.0	.8
Financials	455.8	506.7	0	962.5	643.3
Utilities	0	53.4	0	53.4	50.8
Industrials	0	0	112.2	112.2	115.5

Subtotal nonredeemable preferred stocks	457.8	560.1	112.2	1,130.1	810.4

Common equities:
Common stocks[1]	395.6	0	0	395.6	286.8
Other equity-like investments	0	0	13.1	13.1	5.6

Subtotal common equities	395.6	0	13.1	408.7	292.4

Total fixed maturities and equity securities	$6,095.9	$6,133.4	$244.8	12,474.1	12,556.7

Short-term investments:
Other short-term investments[2]				1,137.2	1,137.2

Total portfolio				$13,611.3	$13,693.9

Debt[3]				$1,859.0	$2,176.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2009
Fixed maturities:
U.S. government obligations	$4,817.5	$0	$0	$4,817.5	$4,939.6
State and local government obligations	0	2,024.0	0	2,024.0	1,974.2
Corporate debt securities	0	1,253.2	28.2	1,281.4	1,244.9
Other debt obligations	0	0	1.1	1.1	1.1

Subtotal	4,817.5	3,277.2	29.3	8,124.0	8,159.8

Asset-backed securities:
Residential mortgage-backed	0	470.3	46.1	516.4	592.0
Commercial mortgage-backed	0	1,568.5	21.6	1,590.1	1,572.0
Other asset-backed	0	718.4	7.8	726.2	721.9

Subtotal asset-backed securities	0	2,757.2	75.5	2,832.7	2,885.9

Redeemable preferred stocks:
Financials	17.8	231.9	0	249.7	277.2
Utilities	0	66.9	0	66.9	69.4
Industrials	0	237.0	53.1	290.1	324.7

Subtotal redeemable preferred stocks	17.8	535.8	53.1	606.7	671.3

Total fixed maturities	4,835.3	6,570.2	157.9	11,563.4	11,717.0

Equity securities:
Nonredeemable preferred stocks:
Agencies	0	0	0	0	0
Financials	604.2	534.2	0	1,138.4	561.6
Utilities	0	65.8	0	65.8	50.8
Industrials	0	51.6	0	51.6	53.0

Subtotal nonredeemable preferred stocks	604.2	651.6	0	1,255.8	665.4

Common equities:
Common stocks[1]	803.3	0	0	803.3	593.2
Other equity-like investments	0	0	12.9	12.9	5.2

Subtotal common equities	803.3	0	12.9	816.2	598.4

Total fixed maturities and equity securities	$6,242.8	$7,221.8	$170.8	13,635.4	12,980.8

Short-term investments:
Other short-term investments[2]				1,078.0	1,078.0

Total portfolio				$14,713.4	$14,058.8

Debt[3]				$2,154.2	$2,177.2

[1]	Common stocks are managed externally to track the Russell 1000 Index. Therefore, a break-out by major sector type is not provided.
[2]	Due to the underlying nature of these securities, cost approximates fair value.
[3]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from publicly quoted sources.

Our portfolio valuations classified as either Level 1 or Level 2 in the above table are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 for the periods presented.

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

At June 30, 2010, vendor-quoted prices represented 71% of our Level 1 classifications, compared to 77% at December 31, 2009, and 94% at June 30, 2009. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The decrease in Level 1 percentage from June 2009 to December 2009 reflected a decrease in our U.S. Treasury holdings as a percentage of total invested assets. Corporate and structured securities are valued primarily using vendor quotes and classified as Level 2 or 3 as appropriate. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange.

At June 30, 2010, vendor-quoted prices comprised 94% of our Level 2 classifications, compared to 92% at December 31, 2009, and 95% at June 30, 2009. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their processes due to the recent market events. We reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a source for market level valuations, despite being below historical averages, for all periods presented.

Broker-quoted prices represented the balance of our Level 2 classifications. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker quote for a security and we will also receive a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe these additional steps help to ensure that we are reporting the most representative price and validates our pricing methodology.

To the extent the inputs used by external pricing sources are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2010 and 2009, and December 31, 2009, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) lower-rated non-investment-grade securities, where little liquidity exists. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. During all three periods reported, one private common equity security with an aggregate value of $10.2 million was priced internally.

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

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2010 and 2009:

(millions)	Level 3 Fair Value Six months ended June 30, 2010
	Fair Value at Dec. 31, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)[1]	Fair value at June 30, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$46.1	$(7.5)	$34.3	$0	$0	$3.5	$12.1	$88.5
Commercial mortgage-backed	21.6	0	0	0	0	1.0	0	22.6
Other asset-backed	7.8	(1.2)	0	0	0	(.2)	0	6.4

Total asset-backed securities	75.5	(8.7)	34.3	0	0	4.3	12.1	117.5
Corporate debt securities	28.2	0	0	0	0.8		0	29.0
Other debt obligations	1.1	0	0	0	0	(1.1)	0	0
Redeemable preferred stocks:
Industrials	53.1	0	0	0	0	0	(53.1)	0

Total fixed maturities	157.9	(8.7)	34.3	0	0	4.0	(41.0)	146.5

Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0
Common equities:
Other equity-like investments	12.9	(.6)	0	0	0.4		0	12.7

Total Level 3 securities	$170.8	$(9.3)	$34.3	$0	$0	$4.4	$(41.0)	$159.2

[1]

The $12.1 million was transferred from Level 2 into Level 3 due to a lack of trade volume and the $53.1 million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a redeemable preferred stock.

	Level 3 Fair Value Three months ended June 30, 2010
(millions)	Fair Value at Mar. 31, 2010	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)	Fair value at June 30, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$73.5	$(4.5)	$16.3	$0	$0	$3.2	$0	$88.5
Commercial mortgage-backed	21.0	0	0	0	0	1.6	0	22.6
Other asset-backed	6.2	(.5)	0	0	0.7		0	6.4

Total asset-backed securities	100.7	(5.0)	16.3	0	0	5.5	0	117.5
Corporate debt securities	28.9	0	0	0	0.1		0	29.0
Other debt obligations	1.1	0	0	0	0	(1.1)	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	130.7	(5.0)	16.3	0	0	4.5	0	146.5

Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0
Common equities:
Other equity-like investments	13.0	(.6)	0	0	0.3		0	12.7

Total Level 3 securities	$143.7	$(5.6)	$16.3	$0	$0	$4.8	$0	$159.2

	Level 3 Fair Value Six months ended June 30, 2009
(millions)	Fair Value at Dec. 31, 2008	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)[1]	Fair value at June 30, 2009
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	$0	$0	$0	$0	$0	$0	$.3
Commercial mortgage-backed	26.4	(.6)	0	0	0	(1.3)	(1.5)	23.0
Other asset-backed	11.0	(1.6)	11.0	0	0	(.6)	0	19.8

Total asset-backed securities	37.7	(2.2)	11.0	0	0	(1.9)	(1.5)	43.1
Corporate debt securities	24.2	0	0	0	0.2		0	24.4
Other debt obligations	3.0	0	0	0	0	0	0	3.0
Redeemable preferred stocks:
Industrials	44.7	0	0	0	0	4.3	0	49.0

Total fixed maturities	109.6	(2.2)	11.0	0	0	2.6	(1.5)	119.5

Equity securities:
Nonredeemable preferred stocks:
Industrials	112.3	0	0	0	0	(.1)	0	112.2
Common equities:
Other equity-like investments	13.5	(.1)	0	0	0	(.3)	0	13.1

Total Level 3 securities	$235.4	$(2.3)	$11.0	$0	$0	$2.2	$(1.5)	$244.8

[1]	The $1.5 million was transferred into Level 2 from Level 3 due to the availability of vendor pricing on a commercial mortgage-backed security.

	Level 3 Fair Value Three months ended June 30, 2009
(millions)	Fair Value at Mar. 31, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)	Fair value at June 30, 2009
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	$0	$0	$0	$0	$0	$0	$.3
Commercial mortgage-backed	22.3	(.3)	0	0	0	1.0	0	23.0
Other asset-backed	9.2	(.7)	11.0	0	0.3		0	19.8

Total asset-backed securities	31.8	(1.0)	11.0	0	0	1.3	0	43.1
Corporate debt securities	22.5	0	0	0	0	1.9	0	24.4
Other debt obligations	3.0	0	0	0	0	0	0	3.0
Redeemable preferred stocks:
Industrials	42.9	0	0	0	0	6.1	0	49.0

Total fixed maturities	100.2	(1.0)	11.0	0	0	9.3	0	119.5

Equity securities:
Nonredeemable preferred stocks:
Industrials	112.2	0	0	0	0	0	0	112.2
Common equities:
Other equity-like investments	13.5	(.1)	0	0	0	(.3)	0	13.1

Total Level 3 securities	$225.9	$(1.1)	$11.0	$0	$0	$9.0	$0	$244.8

Note 4 Debt — Debt consisted of:

	June 30, 2010		June 30, 2009		December 31, 2009
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$349.4	$374.1	$349.0	$351.8	$349.2	$375.1
7% Notes due 2013	149.5	166.1	149.4	161.2	149.5	166.9
6 5/8% Senior Notes due 2029	294.8	331.2	294.7	279.3	294.7	317.9
6.25% Senior Notes due 2032	394.2	430.1	394.1	361.7	394.1	409.4
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	990.2	935.9	989.2	705.0	989.7	884.9

Total	$2,178.1	$2,237.4	$2,176.4	$1,859.0	$2,177.2	$2,154.2

On December 31, 2009, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement with PNC Bank, National Association (PNC), successor to National City Bank (NCB), which extended the expiration date of our outstanding credit facility agreement until December 31, 2010, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets that affect our ability to transfer or receive funds. We may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us), adjusted as provided in the credit facility agreement, plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus  1/2% per annum, or (c) one-month LIBOR, adjusted as provided in the credit facility agreement, plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2009 or through the first six months of 2010.

On June 10, 2010, we commenced an offer to purchase for cash (the “Tender Offer”) up to $350 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”). The Tender Offer expired July 8, 2010. See Note 11 - Subsequent Event for the results of the Tender Offer.

As a condition of the Tender Offer, we solicited consents (the “Consent Solicitation”) from the holders of our 6.25% Senior Notes due 2032 (the “2032 Notes”) to terminate the Replacement Capital Covenant (the “RCC”) relating to those 2032 Notes. The RCC was originally entered into by Progressive in June 2007 for the benefit of the holders of the 2032 Notes in connection with the issuance of the Debentures. Under the RCC, we agreed that we would not repay, redeem, defease, or purchase all or any part of the Debentures before June 15, 2047, unless Progressive was to obtain a specified portion of the funds used in the transaction through the sale of its common shares or certain other equity or equity-like securities. The RCC was terminated on June 23, 2010, the expiration date of the Consent Solicitation, at which time we had received the consent of holders of a majority of the outstanding aggregate principal amount of the 2032 Notes. Those holders who validly delivered their consent by the expiration date received a consent fee of $5.00 for each $1,000 principal amount of their 2032 Notes.

Note 5 Income Taxes — At June 30, 2010 and December 31, 2009, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

At June 30, 2009, our estimate of the valuation allowance on our deferred tax asset was $18.0 million, which reflected our potential inability to realize the full amount of the deferred tax asset related to our unrealized losses on securities that were either determined to be fundamentally impaired or that we may not hold until recovery. During the second quarter 2009, we reversed $17.0 million of the $35.0 million valuation allowance that was originally established in the first quarter 2009 ($8.0 million was previously reported as a component of “net unrealized gains (losses) on securities” and $9.0 million was included in our “provision for income taxes”), reflecting the improved market conditions during the period.

The effective tax rate for the six months ended June 30, 2010 was 32%, compared with 34% for the same period last year, primarily reflecting the $18.0 million valuation allowance in the first six months of 2009 discussed above.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following for the respective time periods:

	Six Months Ended June 30,
(millions)	2010	2009
Taxes	$209.0	$271.0
Interest	72.3	72.3

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto and truck markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks which is 100% reinsured as of August 1, 2009. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners insurance through our programs with three unaffiliated homeowner insurance companies. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,862.9	$138.9	$1,826.5	$127.0	$3,690.8	$335.0	$3,643.8	$309.8
Direct	1,352.1	83.5	1,205.6	86.0	2,651.7	154.2	2,376.7	184.7

Total Personal Lines[1]	3,215.0	222.4	3,032.1	213.0	6,342.5	489.2	6,020.5	494.5
Commercial Auto	371.3	38.7	403.3	38.7	740.5	83.0	815.6	112.5
Other indemnity	3.9	.9	6.0	2.1	8.3	7.9	11.9	2.8

Total underwriting operations	3,590.2	262.0	3,441.4	253.8	7,091.3	580.1	6,848.0	609.8
Service businesses	5.0	(.5)	4.1	(.6)	9.2	(1.5)	7.6	(1.7)
Investments[2]	91.1	86.5	138.0	135.4	251.7	243.5	196.1	190.9
Interest expense	NA	(35.1)	NA	(34.7)	NA	(70.3)	NA	(68.4)

Consolidated total	$3,686.3	$312.9	$3,583.5	$353.9	$7,352.2	$751.8	$7,051.7	$730.6

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

NA = Not Applicable

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	7.5%	92.5	7.0%	93.0	9.1%	90.9	8.5%	91.5
Direct	6.2	93.8	7.1	92.9	5.8	94.2	7.8	92.2
Total Personal Lines	6.9	93.1	7.0	93.0	7.7	92.3	8.2	91.8
Commercial Auto	10.4	89.6	9.6	90.4	11.2	88.8	13.8	86.2
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.3	92.7	7.4	92.6	8.2	91.8	8.9	91.1

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income — Total comprehensive income was:

(millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$211.9	$250.1	$507.5	$482.6
After-tax changes (excluding cumulative effect adjustment in 2009) in:[1]
Non-credit related OTTI losses[2]	(2.2)	(15.5)	(6.2)	(15.5)
Additional credit-related OTTI losses recognized on previously recorded non-credit losses	2.6	0	2.6	0

Net non-credit related OTTI losses[3]	0.4	(15.5)	(3.6)	(15.5)
Sales/valuation changes on previously recorded non-credit related losses	7.9	(4.3)	13.3	(4.3)

Net non-credit related OTTI losses, adjusted for valuation changes	8.3	(19.8)	9.7	(19.8)
Other net unrealized gains (losses) on securities	(80.6)	390.8	114.1	239.8

Total net unrealized gains (losses) on securities	(72.3)	371.0	123.8	220.0
Net unrealized gains on forecasted transactions	(.8)	(.2)	(1.6)	(1.0)
Foreign currency translation adjustment	(.9)	0	(.8)	0

Comprehensive income	$137.9	$620.9	$628.9	$701.6

[1]

In June 2009, we reclassified OTTI losses of $189.6 million ($291.8 million pretax) from retained earnings to accumulated other comprehensive income (loss) as a cumulative effect of change in accounting principle in accordance with the new accounting guidance for other-than-temporary impairments we adopted during the second quarter 2009; this adjustment had no effect on comprehensive income for 2009.

[2]	Amount represents the portion of OTTI losses recognized in other comprehensive income during the period.
[3]

A positive amount for the period reflects credit losses reclassed from other comprehensive income that exceeded the amount of non-credit OTTI losses recognized in other comprehensive income during the period.

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, the Gainshare factor was 1.51. Since the final factor will be determined based on our results for the full year, the final factor may vary significantly from the factor at the end of any interim period.

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

In February 2010, Progressive paid $.1613 per common share, pursuant to a December 2009 declaration by the Board of Directors under our annual variable dividend policy. No dividend was declared for 2008, since we generated a comprehensive loss for the year. For the six months ended June 30, 2010, our after-tax comprehensive income was $628.9 million, which is higher than the $377.1 million of after-tax underwriting income for the same period.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies issued by our subsidiaries in the ordinary course of their businesses. All legal actions relating to such insurance claims are considered by us in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as defendants in various class action or individual lawsuits arising out of the operations of our insurance subsidiaries. These cases include those alleging damages as a result of our use of consumer reports (such as credit reports) in underwriting and related notice requirements under the federal Fair Credit Reporting Act; practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, uninsured motorist/underinsured motorist (UM/UIM) coverage, and bodily injury benefits; rating practices at policy renewal; the utilization, content, or appearance of UM/UIM rejection and other required forms; failure to pay diminished value of damaged vehicles; labor rates paid to auto body repair shops; and cases challenging other aspects of our claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

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

For a further discussion on our pending litigation, see Note 12 – Litigation in our Annual Report to Shareholders for the year ended December 31, 2009.

Note 11 Subsequent Event — On July 8, 2010, our Tender Offer (as described in Note 4 - Debt) to repurchase up to $350 million of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”) expired. We received valid tenders from holders of the Debentures in the aggregate principal amount of $222.9 million. All of the tendering holders validly tendered by the early tender date of June 23, 2010 and received consideration of $950 per $1,000 principal amount of the Debentures accepted for purchase, which included an early tender payment of $50 per $1,000 principal amount of Debentures accepted.

In July 2010, we recognized a net gain on the debt extinguishment of $8.5 million, including $0.5 million of additional expenses associated with the Tender Offer. In total, on a year-to-date basis, the net gain was $6.5 million, which includes $2.0 million of the expenses and fees associated with the Tender Offer and related Consent Solicitation that were incurred in June 2010 (see Note 4 – Debt for further discussion).

In addition, in July, we reclassified $5.8 million (pretax) from accumulated other comprehensive income (balance sheet) to net realized gains/losses on securities (income statement), reflecting the portion of the unrealized gain on forecasted transactions that was related to the Debentures that were extinguished pursuant to the Tender Offer. This forecasted transaction was originally entered into during the second quarter 2007, against a possible rise in interest rates in association with the issuance of our Debentures. Upon issuing the Debentures in June 2007, we closed the hedge and have been recognizing the deferred gain into income as an adjustment to interest expense over the fixed-rate term of the Debentures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

Second quarter 2010 results reflect solid growth in both premiums written and policies in force. The Progressive Corporation’s insurance subsidiaries generated underwriting profitability of 7.3%, or $262.0 million. We generated net income of $211.9 million, or $.32 per share, for the second quarter 2010, compared to $250.1 million, or $.37 per share, for the same period last year. The difference in income primarily reflects $39.5 million of net realized losses on securities this quarter, compared to net realized gains of $15.9 million in the second quarter 2009. Our total capital position increased $93.5 million during the quarter, to $8.5 billion at June 30, 2010.

A. Operations

During the second quarter 2010, we realized a year-over-year increase in net premiums written of 5%, with our Agency and Direct businesses growing 3% and 12%, respectively, and our Commercial Auto business declining 5%. Net premiums earned, which lags written premiums, grew 4% on a quarter-over-prior-year-quarter basis. Companywide policies in force grew 6%, with Personal Lines up 7% and Commercial Auto business down 2%.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a quarter-over-prior-year-quarter basis, companywide new and renewal business applications increased. Both our Personal Lines and Commercial Auto businesses saw increases in new applications, while only Personal Lines saw renewal applications go up. We believe that the increase in new applications reflects the effect of initiatives discussed below, as well as increased advertising spend in 2010 to encourage consumers to shop with us. The economy also appears to continue to influence shopping behavior as consumers remain more cost conscious and keep looking for greater value with their expenditures. The increase in renewal applications reflects the new business growth we experienced in 2009, as well as our retention efforts (e.g., rate stability and loyalty program) and our focus on attracting customers who tend to stay with us longer.

Our Direct auto business experienced double-digit increases in both new and renewal applications, compared to the second quarter last year, while the Agency auto business was up 9% and 2% for new and renewal applications, respectively. We did see a slight increase in our Commercial Auto business new applications in the second quarter 2010, compared to the same period last year, but still believe that this year will continue to be a challenge as it may take time for the economy to rebound, especially in the housing and construction sectors; renewal applications in Commercial Auto were down 4%.

We continue our work on several initiatives aimed at providing consumers with distinctive new insurance options, which also helps spur growth. These initiatives include Name Your Price® (a program that provides Direct auto customers the opportunity to select the price they would like to pay for auto insurance), new product models in our auto business, which are designed to help improve competitiveness through further price segmentation, and the expansion of Snapshot DiscountSM (formerly MyRate®), our usage-based insurance product. We are also continuing to increase our focus on the segment of customers who like to bundle their auto and homeowners policies.

On a year-over-year basis, for the second quarter 2010, written premium per policy remained relatively flat in our Agency auto business, but decreased about 3% in Direct auto. The decrease in Direct auto continues to reflect a shift in the mix of business to customers with lower average premiums (e.g., state mix, drivers with proof of prior insurance, and older age vehicles). Commercial Auto continued to see declines in premiums per policy during the second quarter similar to that experienced during the first quarter 2010 and throughout 2009, primarily reflecting the continued effect of the economy on our commercial customers who are selecting fewer coverages, as well as changes in our mix of business to lower average premium policies. The special lines products average written premium was down slightly on a quarter-over-prior-year-quarter basis.

On a companywide basis, we grew policies in force 6%, with Personal Lines growing 7% and Commercial Auto decreasing 2%. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 15%, or about 460,000 more policies than at the end of the second quarter last year. Agency auto and special lines policies in force grew 3% and 4%, respectively.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Through the end of the second quarter 2010, on a year-over-year basis, our policy life expectancy was up 6% for our Agency auto business and 2% for Direct auto but was down 2% and 4% for our Commercial Auto and special lines products, respectively.

Our 7.3% companywide underwriting profit margin for the second quarter 2010 exceeded our target of 4% and was only 0.1 point lower than in the second quarter 2009. All of the businesses contributed to these strong results. During the second quarter 2010, we experienced $58.4 million, or 1.6 points, of favorable prior accident year development, with $33.6 million of the development derived from adjustments made by our actuarial department and the remaining $24.8 million from all other development (e.g., claims settling for less than reserved). Nearly 80% of the development was in our Personal Lines business, with the balance in Commercial Auto. On a year-over-year basis, for the second quarter 2010, we experienced decreases of about 2% in both frequency and severity for our personal auto products.

B. Investments and Capital Management

The fair value of our investment portfolio was $15.8 billion at June 30, 2010. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stock (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), with the balance (75%-100%) of our portfolio in Group II securities (i.e., all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments). At June 30, 2010, our portfolio was allocated 22% to Group I and 78% to Group II, compared to 20% and 80%, respectively, at December 31, 2009, with additions to our common stock portfolio accounting for nearly 70% of the increase in Group I securities.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0% for the second quarter 2010. We experienced modest gains in our fixed-income portfolio, with an FTE total return of 0.9%, and losses in our common stock portfolio, with an FTE total return of (11.4)%. At June 30, 2010, the fixed-income portfolio had a weighted average credit quality of AA. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. Our current duration is short, at 2.0 years, to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

In an effort to efficiently manage our capital position, on June 10, 2010 we commenced a Tender Offer to purchase up to $350 million of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067. The tender offer expired July 8, 2010, at which time we repurchased $222.9 million principal amount of Debentures that were validly tendered pursuant to the Tender Offer.

The total cost of the Consent Solicitation (discussed below) and debt Tender Offer, including payments to the tendering Debenture holders and all associated fees, was $214.3 million, of which $2.0 million of expenses and fees were incurred in June. In July, we recognized a net gain of $8.5 million, bringing the total net gain on the debt extinguishment to approximately $6.5 million. In addition, during July 2010, we reclassified $5.8 million (pretax) from accumulated other comprehensive income (balance sheet) to net realized gains/losses on securities (income statement), reflecting the portion of the unrealized gain on forecasted transactions that was related to the Debentures that were extinguished pursuant to the Tender Offer. See Note 4 - Debt and Note 11 - Subsequent Event for additional information.

At June 30, 2010, our total capital (debt plus equity) was $8.5 billion, up from the $8.4 billion held at March 31, 2010. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2010 and 2009, operations generated positive cash flows of $1,204.5 million and $928.1 million, respectively. During the second quarter 2010, we repurchased 3.3 million of our common shares at a total cost of $64.7 million (average cost of $19.52 per share). Year-to-date, we have repurchased 5.7 million common shares at a total cost of $107.3 million (average cost of $18.68 per share).

During July 2010, we repurchased $222.9 million in the aggregate principal amount of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”) upon expiration of a Tender Offer that began in June 2010.

In addition, to satisfy a condition of the Tender Offer, during June 2010, we solicited and received consents of holders of a majority of our 6.25% Senior Notes due 2032 (the “2032 Notes”), which allowed us to terminate the Replacement Capital Covenant (the “RCC”) that was granted in connection with the issuance of the Debentures. The RCC was originally entered into by Progressive in June 2007 for the benefit of the holders of the 2032 Notes in connection with the issuance of the Debentures. The termination of the RCC provides us with greater flexibility in our capital planning since we no longer need to issue equity in order to retire or repurchase the remaining Debentures. The total cost of the Consent Solicitation and debt Tender Offer, including all associated fees, was $214.3 million, resulting in a net gain of approximately $6.5 million on the debt extinguishment. See Note 4 - Debt and Note 11 - Subsequent Event for additional information.

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

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

At all times during 2009 and the first six months of 2010, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At June 30, 2010, we held total capital (debt plus equity) of $8.5 billion at book value, compared to $7.9 billion at December 31, 2009 and $7.1 billion at June 30, 2009.

B. Commitments and Contingencies

Contractual Obligations

During the first six months of 2010, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Other

We currently have no significant construction underway.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	2010	2009	% Change	2010	2009	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,944.2	$1,887.7	3	$3,877.5	$3,734.5	4
Direct	1,364.0	1,217.7	12	2,818.5	2,482.7	14

Total Personal Lines	3,308.2	3,105.4	7	6,696.0	6,217.2	8
Commercial Auto	398.2	417.2	(5)	786.7	823.4	(4)
Other indemnity	1.5	6.0	(75)	2.7	10.9	(75)

Total underwriting operations	$3,707.9	$3,528.6	5	$7,485.4	$7,051.5	6

NET PREMIUMS EARNED
Personal Lines
Agency	$1,862.9	$1,826.5	2	$3,690.8	$3,643.8	1
Direct	1,352.1	1,205.6	12	2,651.7	2,376.7	12

Total Personal Lines	3,215.0	3,032.1	6	6,342.5	6,020.5	5
Commercial Auto	371.3	403.3	(8)	740.5	815.6	(9)
Other indemnity	3.9	6.0	(35)	8.3	11.9	(30)

Total underwriting operations	$3,590.2	$3,441.4	4	$7,091.3	$6,848.0	4

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

Policies in force, our preferred measure of growth, represents all policies under which coverage is in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2010	2009	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,474.0	4,345.9	3
Direct auto	3,500.0	3,040.9	15

Total auto	7,974.0	7,386.8	8
Special lines[1]	3,618.3	3,470.8	4

Total Personal Lines	11,592.3	10,857.6	7

Commercial Auto	520.2	531.3	(2)

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. We experienced the following growth in new and renewal applications:

	Growth Over Prior Year
	Quarter		Year-to-date
	2010	2009	2010	2009
Personal Lines:
New applications	13%	0%	14%	2%
Renewal applications	7%	4%	8%	4%
Commercial Auto:
New applications	3%	(15)%	3%	(15)%
Renewal applications	(4)%	0%	(3)%	2%

For both the second quarter and first six months of 2010, the significant increase in new applications for our Personal Lines business, compared to the same periods last year, reflects solid growth in new applications for both our Direct and Agency auto businesses, as well as our special lines products. We have seen an increase in quoting activity in both our Agency and Direct businesses. Although we are unable to definitively identify what is driving this increase, we believe that our advertising campaign, product enhancements, and brand-building efforts, along with customers evaluating their choices in response to the current economy, may be contributors. Our Commercial Auto business generated a slight increase in new applications for both the second quarter and year-to-date 2010, compared to the same periods last year, following two years of declines, which reflected the economic downturn, particularly in the housing and construction sectors. In addition, on June 1, 2010, Wisconsin implemented mandatory insurance, which had about a 3% favorable effect on new Personal Lines applications and a minimal effect on new Commercial Auto applications in the second quarter.

We continue to pursue initiatives aimed at providing consumers with distinctive new auto insurance options. During the second quarter 2010, we continued the countrywide rollout of a program, which was introduced in 2008, called Name Your Price®, whereby Direct auto consumers receive recommended coverages from which they are then able to design a quote based on the price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. We added seven additional states during the quarter, bringing the total number of jurisdictions with Name Your Price to 48; we expect to offer this program in the last three states by the end of 2010.

During the first six months of 2010, we also continued the rollout of new auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. We introduced these models in two additional states in the second quarter 2010, bringing the total number of states to ten. We plan to continue the rollout to about 10-15 additional states during the remainder of 2010.

In addition, our usage-based insurance product is now available to Direct auto customers in 23 states, including 4 states added in July 2010, and Agency auto customers in 12 of the 23 states. We plan to continue expansion of our usage-based product, including the reformulation to our Snapshot DiscountSM product, into about 15-20 additional states, depending on regulatory approval and business results, over the next twelve months.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, the program in which we “bundle” our auto product with property insurance provided by one of three unaffiliated insurance carriers, is becoming an integral part of our consumer offerings. The program is currently available to Agency customers in 41 states and Direct customers in 48 states and the District of Columbia; this program is not available to Direct customers in Florida and Alaska. In addition, we are focused on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

During both the second quarter and first six months of 2010, personal auto written premium per policy decreased 2%, despite a slight increase in rates in 2010, primarily reflecting shifts in the mix of business. On a year-over-year basis, our Agency auto business experienced a decrease of approximately 0.5% in premium per policy on both new and renewal business for both the second quarter and first half of 2010. Our Direct auto premium per policy decreased about 3-4% for the second quarter and year-to-date 2010 for both new and renewal business, as compared to the same periods last year. The decrease in our Direct auto premium per policy primarily reflects mix shifts (e.g., state mix, drivers with proof of prior insurance, and older age vehicles). We believe our pricing levels are aligned with our profitability targets, but we remain ready to react quickly, and as often as necessary, should trends change.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Our policy life expectancy measures for both our Agency and Direct personal auto products are now higher than the same measures a year ago by approximately 6% and 2%, respectively, while the special lines products and Commercial Auto business policy life expectancies were down about 4% and 2%, respectively, compared to the end of the second quarter 2009. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our current customers.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(millions)	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$138.9	7.5%	$127.0	7.0%	$335.0	9.1%	$309.8	8.5%
Direct	83.5	6.2	86.0	7.1	154.2	5.8	184.7	7.8

Total Personal Lines	222.4	6.9	213.0	7.0	489.2	7.7	494.5	8.2
Commercial Auto	38.7	10.4	38.7	9.6	83.0	11.2	112.5	13.8
Other indemnity[1]	.9	NM	2.1	NM	7.9	NM	2.8	NM

Total underwriting operations	$262.0	7.3%	$253.8	7.4%	$580.1	8.2%	$609.8	8.9%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, our underwriting profit margin remained relatively flat for the second quarter and decreased 0.7 points for the first six months of 2010, but was still better than our long-term profitability target of 4%. The year-to-date decrease in underwriting profitability primarily represents increased advertising expenditures, as well as increases in our Gainsharing accrual.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and other indemnity businesses, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Underwriting Performance[1]	2010	2009	Change		2010	2009	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	70.9	71.8	(.9	)pts.	69.5	70.4	(.9	)pts.
Underwriting expense ratio	21.6	21.2	.4	pts.	21.4	21.1	.3	pts.

Combined ratio	92.5	93.0	(.5	)pts.	90.9	91.5	(.6	)pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	71.7	72.1	(.4	)pts.	71.8	71.5	.3	pts.
Underwriting expense ratio	22.1	20.8	1.3	pts.	22.4	20.7	1.7	pts.

Combined ratio	93.8	92.9	.9	pts.	94.2	92.2	2.0	pts.

Total Personal Lines
Loss & loss adjustment expense ratio	71.3	72.0	(.7	)pts.	70.5	70.9	(.4	)pts.
Underwriting expense ratio	21.8	21.0	.8	pts.	21.8	20.9	.9	pts.

Combined ratio	93.1	93.0	.1	pts.	92.3	91.8	.5	pts.

Commercial Auto
Loss & loss adjustment expense ratio	67.3	69.3	(2.0	)pts.	66.2	65.0	1.2	pts.
Underwriting expense ratio	22.3	21.1	1.2	pts.	22.6	21.2	1.4	pts.

Combined ratio	89.6	90.4	(.8	)pts.	88.8	86.2	2.6	pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	70.8	71.5	(.7	)pts.	70.0	70.1	(.1	)pts.
Underwriting expense ratio	21.9	21.1	.8	pts.	21.8	21.0	.8	pts.

Combined ratio	92.7	92.6	.1	pts.	91.8	91.1	.7	pts.

Accident year loss & loss adjustment expense ratio[3]	72.4	70.5	1.9	pts.	72.3	69.9	2.4	pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit of $0.9 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively, and $7.9 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively; see the Other Indemnity section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2010	2009	2010	2009
Change in net loss and LAE reserves	$146.8	$117.6	$121.9	$18.2
Paid losses and LAE	2,396.4	2,345.0	4,844.7	4,781.4

Total incurred losses and LAE	$2,543.2	$2,462.6	$4,966.6	$4,799.6

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

In the second quarter 2010, our total loss and loss adjustment expense ratio decreased 0.7 points, compared to the same period last year, primarily reflecting favorable development in 2010 compared to unfavorable development in 2009. On an accident year basis, our loss and loss adjustment expense ratio was up year-over-year, primarily reflecting lower average earned premium per vehicle and higher frequency in our Commercial Auto business. The following table shows the catastrophe losses incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(millions)	2010		2009		2010		2009
Catastrophe losses incurred	$46.9		$39.0		$54.6		$52.7

Increase to combined ratio	1.3	pts.	1.1	pts.	.8	pts.	.8	pts.

The following discussion on our severity and frequency trends excludes the impact from comprehensive coverage due to the volatility related to certain types of losses, such as catastrophe losses and glass claims.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) decreased about 2% on a quarter-over-prior-year-quarter basis, with a decrease in bodily injury severity being the largest contributor. On a year-to-date basis, severity decreased about 1% compared to last year, with bodily injury severity decreasing and personal injury protection (PIP) severity increasing. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary relative to the change in our mix of business by policy limits and coverages.

Our incurred personal auto accident frequency on a calendar-year basis decreased approximately 2% for the second quarter and 1% for the first six months of 2010, compared to the same periods last year. Frequency for both our collision and bodily injury coverages decreased for the quarter, while bodily injury frequency was up slightly for the year. PIP frequency was up in both periods, but to a lesser extent in the second quarter 2010. Frequency in our Commercial Auto business was up year-over-year, primarily reflecting the low frequency incurred in 2009 due to the downturn in the economy last year. We cannot predict with certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(millions)	2010		2009		2010		2009
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$33.6		$(7.0)		$72.7		$(9.0)
Current accident year	25.3		(6.7)		36.4		(16.9)

Calendar year actuarial adjustment	$58.9		$(13.7)		$109.1		$(25.9)

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$33.6		$(7.0)		$72.7		$(9.0)
All other development	24.8		(28.0)		89.2		(4.1)

Total development	$58.4		$(35.0)		$161.9		$(13.1)

(Increase) decrease to calendar year combined ratio	1.6	pts.	(1.0	)pts.	2.3	pts.	(.2	)pts.

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

As reflected in the table above, we experienced favorable development in both the second quarter and first six months of 2010, compared to unfavorable development in both periods in 2009. Nearly 95% of the favorable development in 2010 was attributable to accident year 2009. In contrast, the 2009 year-to-date prior year reserve development was unfavorable for accident years 2008 and 2007 by $14 million and $32 million, respectively, with accident years 2006 and prior being favorable.

For the second quarter and first six months of 2010, our favorable development was in both our Personal Lines and Commercial Auto businesses. The development partially reflects favorable settlement of larger losses (e.g., claims settling for less than reserved). Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimates are the result of what we observed in the underlying data as it developed. In addition, during the second quarter 2010, the reserves for our defense and cost containment expenses also continued to develop favorably, but to a lesser extent than the favorable development experienced in the first quarter 2010, primarily reflecting fewer cases being litigated, the continued decrease in our use of outside defense attorneys, and greater utilization of our in-house counsel. Our incurred but not recorded (IBNR) reserves also developed favorably during the second quarter 2010, due to lower severity and frequency of these claims, but are still slightly unfavorable year-to-date.

The unfavorable total prior year loss reserve development we experienced in the three- and six-month periods ended June 30, 2009 was mostly attributable to unfavorable development in our Personal Lines business, primarily our Agency channel. The year-to-date 2009 total Personal Lines unfavorable development was partially offset by favorable development in our Commercial Auto business. The unfavorable development we experienced in our total Personal Lines business in the first six months of 2009 was almost evenly split between case (e.g., larger claim settlements) and IBNR reserves (e.g., lower than anticipated salvage recoveries for our collision coverage and increased severity in high limit PIP states). The favorable development in our Commercial Auto business was due to favorable settlements on larger losses, partially offset by the severity of the late emerging losses being higher than anticipated.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2010. In addition, on July 31, 2010, the Michigan Supreme Court overruled a 2004 ruling that limited an individual’s right to sue for pain and suffering. Based on a preliminary review of our historical claim activity, we do not believe that this decision will have a material effect on our financial condition, results of operations, or cash flows, but we will continue to monitor future developments.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased 0.8 points for both the three and six month periods ended June 30, 2010, compared to the same periods last year. The increase primarily reflects a significant increase in advertising expenditures for both the second quarter and first six months of 2010, compared to 2009, and increases in our Gainsharing accrual, reflecting strong underwriting performance in 2010. We continued to see improved customer retention in our personal auto products and a significant increase in companywide policies in force per employee, which helped mitigate the higher advertising costs.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	8%
Net premiums earned	6%	5%
Policies in force		7%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles, and represented 89% of our total net premiums written in both the second quarter and first six months of 2010, compared to 88% in both the same periods last year. We currently write our Personal Lines products in all 50 states, although we only offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 85% of our total Personal Lines net premiums written in the second quarter of both 2010 and 2009 and 89% of the Personal Lines net premiums written for both year-to-date periods ended June 30, 2010 and 2009. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the second quarter last year, policies in force grew 8% for auto and 4% for special lines products. In addition, for the second quarter and first six months of 2010, net premiums written increased 7% and 8%, respectively, for auto, and increased 3% and 7%, respectively, for special lines, compared to the prior year periods.

Our total Personal Lines business generated a combined ratio of 93.1 and 92.3 for the second quarter and first six months of 2010, respectively, compared to 93.0 and 91.8, respectively, last year. In the second quarter 2010, 44 states were profitable for our personal auto business, including all 10 of our largest auto business states; 41 states were profitable year-to-date 2010, including 8 of 10 of our largest auto business states. The special lines products had little impact on the total Personal Lines combined ratio for both the second quarters of 2010 and 2009, compared to a favorable effect of about 1.5 to 2.0 points for the first six months of both years. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

		Growth over prior year
		Quarter	Year-to-date
Net premiums written		3%	4%
Net premiums earned		2%	1%
Auto:	new applications	9%	9%
	renewal applications	2%	2%
	policies in force		3%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In both the three- and six-month periods ended June 30, 2010, we generated new Agency auto application growth in 37 states and the District of Columbia, compared to last year. Written premium per policy on both new and renewal Agency auto business was down about 0.5% for both the second quarter and first six months of 2010, as compared with the same periods last year.

Within the Agency business, we are continuing to see a shift from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate (i.e., converting a quote to a sale) is significantly lower. On a year-over-year basis, for both the second quarter and first six months of 2010, we saw a solid increase in the total number of quotes. We believe the increase in quoting activity reflects increased consumer shopping and our efforts with agents to make our competitive alternatives more visible. We also experienced a slight decrease in the rate of conversion for the second quarter, compared to the second quarter last year, while the year-over-year conversion rate for the first six months was relatively flat.

The Direct Business

		Growth over prior year
		Quarter	Year-to-date
Net premiums written		12%	14%
Net premiums earned		12%	12%
Auto:	new applications	16%	19%
	renewal applications	16%	16%
	policies in force		15%

The Direct business includes business written directly by Progressive online and over the phone. For the second quarter 2010, compared to the same period last year, we experienced an increase in new Direct auto applications in 44 states and the District of Columbia; 9 of our top 10 Direct auto states experienced an increase. For the first six months of 2010, 46 states and the District of Columbia had an increase in new Direct auto applications. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down about 3.5% for both the three and six month periods ended June 30, 2010, compared to the same periods last year, reflecting decreases in written premium per policy on both new and renewal auto business. This decrease primarily reflects shifts in our mix of business (e.g., state mix, drivers with proof of prior insurance, and older vehicle age), which has resulted in lower premiums.

On a year-over-year basis, the total number of quotes in the Direct business increased for both the second quarter and first six months of 2010, reflecting an increase in both Internet and phone quotes due to more effective advertising and an increase in consumer shopping. The Internet, which is already the largest portion of our Direct business, continues to be the fastest growing. The overall

Direct business conversion rate increased significantly for both the second quarter and year-to-date 2010, compared to the same periods last year, led by increases in the conversion rate for Internet-initiated business.

Advertising expenditures increased significantly in the second quarter and first six months of 2010, compared to the same periods last year, which contributed to the higher expense ratio for Direct.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(5)%	(4)%
Net premiums earned	(8)%	(9)%
New applications	3%	3%
Renewal applications	(4)%	(3)%
Policies in force		(2)%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the second quarter and first six months of 2010, the Commercial Auto business represented 11% of our total net premiums written, compared to 12% for the same periods last year. This business is primarily distributed through independent agents and operates in the business auto and truck markets. The business auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a year-over-year basis, total written premium per policy decreased about 7% for both the second quarter and first half of 2010. Decreases in both new and renewal written premium per policy contributed to the overall decrease for both periods. Although we have been increasing rates in our Commercial Auto business, written premium per policy is decreasing primarily due to shifts in our mix of business to lower average premium policies (e.g., more liability-only policies, lower limit policies, and customers with a lower risk profile).

On a quarter-over-prior-year-quarter basis, Commercial Auto’s expense ratio increased 1.2 points due to information technology costs and an increase in the Gainsharing accrual.

E. Other Indemnity

Our other indemnity businesses represent less than 1% of our net premiums written and consist of managing our run-off businesses, which includes the run-off of our professional liability insurance for community banks, principally directors and officers liability insurance.

The other businesses generated an underwriting profit of $7.9 million for the first six months of 2010. This profit primarily reflects the sale of our professional liability insurance businesses at the end of the first quarter 2010. Pursuant to our agreement with the purchaser of this business, for an agreed upon period after the closing of the sale, we will continue to write policies on this business. From August 1, 2009 through June 30, 2010, the substantial majority of the business written was 100% reinsured. As of July 4, 2010, all new and renewal business is 100% reinsured. Subject to applicable reinsurance arrangements, the activity for these claims-made policies is reported as part of our “other businesses.”

F. Service Businesses

Our service businesses provide insurance-related services, represent less than 1% of our total revenues, and do not have a material effect on our overall operations.

One of our service businesses is to provide policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. We are the largest CAIP provider countrywide.

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

Our service businesses generated an operating loss in both the three and six months ended June 30, 2010, reflecting the continuing downturn in the involuntary commercial auto market.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At June 30, 2010 and 2009, and at December 31, 2009, our income taxes were in a net asset position.

Our net deferred tax asset was $355.4 million at June 30, 2010, compared to $704.9 million at June 30, 2009 and $420.0 million at December 31, 2009. The decrease in the deferred tax asset since June 30, 2009 and December 31, 2009 is primarily due to the net unrealized gains in our investment portfolio since those dates.

At June 30, 2010 and December 31, 2009, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

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

At June 30, 2009, our estimate of the valuation allowance on our deferred tax asset was $18.0 million, which reflected our potential inability to realize the full amount of the deferred tax asset related to our unrealized losses on securities that were either determined to be fundamentally impaired or securities that we may not hold until recovery. During the second quarter 2009, we reversed $17.0 million of the $35.0 million valuation allowance that was originally established in the first quarter 2009 ($8.0 million was previously reported as a component of “net unrealized gains (losses) on securities” and $9.0 million was included in our “provision for income taxes”), reflecting the improved market conditions during the period.

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

The effective tax rate for the six months ended June 30, 2010 was 32%, compared with 34% for the same period last year, primarily reflecting the $18.0 million valuation allowance in the first six months of 2009 discussed above.

There have been no material changes in our uncertain tax positions during the quarter ended June 30, 2010.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2010
Fixed maturities	$11,885.3	75.1%	2.3	AA
Nonredeemable preferred stocks	1,145.8	7.2	1.3	BBB
Short-term investments - other	1,648.9	10.4	<1	AAA-

Total fixed-income securities	14,680.0	92.7	2.0	AA
Common equities	1,150.0	7.3	na	na

Total portfolio[2,3]	$15,830.0	100.0%	2.0	AA

June 30, 2009
Fixed maturities	$10,935.3	80.3%	3.1	AA+
Nonredeemable preferred stocks	1,130.1	8.3	1.5	BBB
Short-term investments - other	1,137.2	8.4	<1	AA+

Total fixed-income securities	13,202.6	97.0	2.7	AA
Common equities	408.7	3.0	na	na

Total portfolio[2,3]	$13,611.3	100.0%	2.7	AA

December 31, 2009
Fixed maturities	$11,563.4	78.6%	2.6	AA+
Nonredeemable preferred stocks	1,255.8	8.5	1.5	BBB
Short-term investments - other	1,078.0	7.3	<1	AAA-

Total fixed-income securities	13,897.2	94.4	2.3	AA
Common equities	816.2	5.6	na	na

Total portfolio[2,3]	$14,713.4	100.0%	2.3	AA

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

[2]

At June 30, 2010 and 2009, and December 31, 2009, we had net unsettled security transactions of $7.8 million (offset in other liabilities), $4.8 million (offset in other assets), and $7.7 million (offset in other liabilities), respectively.

[3]

The total fair value of the portfolio at June 30, 2010 and 2009, and December 31, 2009 include $1.9 billion, $0.9 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Unrealized Gains and Losses

As of June 30, 2010, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $852.3 million, compared to net unrealized losses of $71.4 million at June 30, 2009, and net unrealized gains of $661.8 million at December 31, 2009. Since June 30, 2009, the fixed-income portfolio had an $895.1 million increase in net unrealized gains as a result of price recovery throughout the portfolio. During the same period, our common stock portfolio’s valuation increased $28.6 million, the result of positive returns in the equity market. During the first six months of 2010, our fixed-income portfolio generated net unrealized gains of $263.4 million, with nearly 70% of this change reflecting valuation increases in our U.S. Treasury sector. All sectors within our fixed-income portfolio recorded positive valuation movements except our nonredeemable preferred stocks during the first six months of 2010. The net unrealized gains in the common stock portfolio decreased $72.9 million during the same period, reflecting negative returns in the broad equity market. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets were comprised of the following:

	June 30, 2010		June 30, 2009		December 31, 2009
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,631.2	93.4%	$11,559.7	95.8%	$12,034.6	95.2%
Long term	19.0	.1	25.2	.2	17.8	.1
Non-investment-grade fixed maturities[2]	884.0	6.5	487.6	4.0	589.0	4.7

Total	$13,534.2	100.0%	$12,072.5	100.0%	$12,641.4	100.0%

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

Approximately 80% of the increase in dollar amount of our non-investment-grade fixed maturities as compared to June 30, 2009 resulted in substantially equal amounts from credit downgrades, primarily in our residential asset-backed portfolio, and security purchases in our non-financial corporate debt portfolio. The balance of the increase is due to strong improvement in the market prices of these securities. The new acquisitions in our non-financial corporate debt portfolio have a duration of 3.6 years. We believe these securities offer a solid potential return with an attractive risk/return profile.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.8 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 2.0 years at June 30, 2010, compared to 2.7 years at June 30, 2009, and 2.3 years at December 31, 2009. The reduction in duration from the prior year reflects our decision to reduce the overall portfolio valuation risk exposure to a rise in interest rates from their current low levels. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2010	June 30, 2009	December 31, 2009
1 year	25.6%	21.5%	18.1%
2 years	21.8	22.4	21.8
3 years	23.3	22.3	20.7
5 years	23.6	23.4	27.5
10 years	5.7	10.4	11.9

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining a minimum average portfolio credit quality rating of A+, as defined by nationally recognized rating agencies. Based on the volatility of the markets in general and the widening of credit spreads, we elected to reduce portfolio valuation risk in the first quarter 2009 by allocating new investments primarily to U.S. Treasury and short-term securities in order to preserve capital and maintain our desired liquidity position. Beginning late in the second quarter 2009 and continuing through the second quarter 2010, as our capital position and the economic outlook improved, we added investment-grade, short- to intermediate-term securities primarily in the non-financial corporate and asset-backed sectors. We also added non-investment-grade non-financial corporate securities during the first half of 2010. In addition, we limit our Group I investments (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), to between 0% and 25% of the portfolio.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2010	June 30, 2009	December 31, 2009
AAA	58.9%	60.5%	60.1%
AA	11.3	13.2	11.6
A	7.5	13.0	12.1
BBB	14.4	7.6	9.9
Non-rated/other	7.9	5.7	6.3

Total fixed-income portfolio	100.0%	100.0%	100.0%

The increase in the BBB category since June 30, 2009 was primarily due to security purchases in our corporate debt portfolio, as discussed above, as well as valuation increases and credit downgrades in our preferred stock portfolio. The non-rated/other category increase from June 30, 2009 is due to (i) credit downgrades primarily in our asset-backed portfolios, (ii) valuation increases (primarily in our preferred stock and asset-backed portfolios), and (iii) purchases of non-financial corporate debt securities discussed above.

Our portfolio is also exposed to concentration risk. Our investment constraints, which were revised in 2009, limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds was reduced to 6% of shareholders’ equity. As of June 30, 2010, the investment portfolio exceeded the 1.25% guideline on several preferred stocks and/or non-investment-grade positions, and the portfolio may continue to be outside this guideline for a period of time as management works to bring the portfolio within this guideline, which will be influenced by many factors, including market price and liquidity levels. Our credit risk guidelines limit single issuer exposure; however, industry sector allocation is a key concentration risk. We also consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds.

We also monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first six months of 2010, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk).

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of June 30, 2010, all of our preferred securities continued to pay fully and timely dividends.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and sufficient to meet expected liquidity requirements. As of June 30, 2010, we held $5.8 billion of U.S. Treasury and short-term securities, compared to $5.9 billion at year-end 2009 and $6.4 billion at the end of the second quarter 2009. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $735.7 million or 8% of our non-U.S. Treasury and short-term, fixed-income portfolio to repay principal during the second half of 2010. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2010:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,253.6	1.6
Two to five years	1,700.3	3.5
Five to nine years	1,160.8	6.7

Total U.S. Treasury Notes	4,114.7	3.8

Interest Rate Swaps
Five to nine years ($713 notional value)	0	(7.6)

Total U.S. government obligations	$4,114.7	2.6

The interest rate swap position shows a fair value of zero as it is in an overall liability position, and the fair value is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swap is due to the position being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2010
Collateralized mortgage obligations[1]	$351.6	$(8.2)	10.7%	.8	A-

Commercial mortgage-backed obligations	1,355.6	37.8	41.2	1.8	AA+
Commercial mortgage-backed obligations: interest-only	416.4	13.2	12.6	1.3	AAA-

Subtotal commercial mortgage-backed obligations	1,772.0	51.0	53.8	1.7	AA+

Other asset-backed securities:
Automobile	658.9	10.5	20.0	1.3	AAA
Credit card	122.8	1.4	3.8	1.1	AA+
Home equity (sub-prime bonds)	181.4	(19.7)	5.5	.1	BBB+
Other[2]	205.1	(1.3)	6.2	.5	AAA-

Subtotal other asset-backed securities	1,168.2	(9.1)	35.5	.9	AA+

Total asset-backed securities	$3,291.8	$33.7	100.0%	1.3	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2009
Collateralized mortgage obligations[1]	$275.8	$(51.4)	13.6%	2.1	AA-

Commercial mortgage-backed obligations	986.4	(74.0)	48.7	1.9	AA
Commercial mortgage-backed obligations: interest-only	399.6	(31.7)	19.7	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,386.0	(105.7)	68.4	1.8	AA+

Other asset-backed securities:
Automobile	145.0	2.9	7.1	1.5	AAA-
Home equity (sub-prime bonds)	164.8	(69.7)	8.1	.1	A-
Other[2]	55.8	(2.6)	2.8	.6	AA

Subtotal other asset-backed securities	365.6	(69.4)	18.0	.7	AA-

Total asset-backed securities	$2,027.4	$(226.5)	100.0%	1.6	AA

December 31, 2009
Collateralized mortgage obligations[1]	$352.0	$(23.7)	12.4%	.6	A

Commercial mortgage-backed obligations	1,130.5	13.2	39.9	1.8	AA
Commercial mortgage-backed obligations: interest-only	459.6	4.9	16.2	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,590.1	18.1	56.1	1.7	AA+

Other asset-backed securities:
Automobile	549.9	5.7	19.4	1.5	AAA-
Credit card	81.8	(.1)	2.9	1.3	AA
Home equity (sub-prime bonds)	164.4	(51.9)	5.8	.1	A-
Other[2]	94.5	(1.3)	3.4	1.1	AA+

Subtotal other asset-backed securities	890.6	(47.6)	31.5	1.2	AA+

Total asset-backed securities	$2,832.7	$(53.2)	100.0%	1.4	AA

[1]

At June 30, 2010, amounts include $25.4 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized loss of $0.8 million and a credit quality of BBB; at June 30, 2009, amounts include $27.8 million of Alt-A bonds that had a net unrealized loss of $8.7 million and a credit quality of BBB+; at December 31, 2009, amounts include $28.7 million of Alt-A bonds that had a net unrealized loss of $2.9 million and a credit quality of BBB. The remainder in all periods represents seasoned prime loans.

[2]	Includes equipment leases, manufactured housing, and other types of structured debt.

At June 30, 2010, our asset-backed securities had net unrealized gains of $33.7 million, compared to net unrealized losses of $226.5 million and $53.2 million at June 30, 2009 and December 31, 2009, respectively. Substantially all of the asset-backed securities have widely available market quotes. As of June 30, 2010, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities with most having an average life of one to three years. The underlying loans in these trusts are made to prime borrowers and the securities have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $8.5 million and $11.6 million in write-downs on these securities during the second quarter and first six months of 2010, respectively, compared to $28.7 million and $30.1 million during the second quarter and first six months of 2009, respectively.

Collateralized Mortgage Obligations At June 30, 2010, 10.7% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the three and six months ended June 30, 2010, we recorded $1.7 million in credit loss write-downs on our CMO portfolio, including $0.4 million of Alt-A securities, due to estimated principal losses in our most recent cash flow projections. During the three and six months ended June 30, 2009, we recorded $8.3 million in credit loss write-downs on our CMO portfolio, including $4.0 million of Alt-A securities. The following table shows the collateralized mortgage obligations by deal origination year, along with the loan classification. In addition, the table shows a comparison of the fair value at June 30, 2010 to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Collateralized Mortgage Obligations
	Deal Origination Year [1]							% of Collateralized Mortgage Obligations
($ in millions) Category	2010	2009	2007	2006	2005	Pre- 2005	Total
Non-agency prime:
With mandatory redemption	$0	$0	$12.7	$46.3	$0	$0	$59.0	16.8%
Increase (decrease) in value	0%	0%	1.0%	.9%	0%	0%	.9%

No mandatory redemption[2]	$33.2	$39.7	$24.2	$20.7	$83.3	$38.0	$239.1	68.0%
Increase (decrease) in value	(.7)%	.2%	(12.3)%	(7.6)%	(3.5)%	(1.3)%	(3.5)%

Alt-A	$0	$0	$0	$0	$17.5	$7.9	$25.4	7.2%
Increase (decrease) in value	0%	0%	0%	0%	(.9)%	(7.4)%	(3.0)%

Government/GSE[3]	$0	$0	$9.9	$0	$0	$18.2	$28.1	8.0%
Increase (decrease) in value	0%	0%	5.1%	0%	0%	2.2%	3.2%

Total	$33.2	$39.7	$46.8	$67.0	$100.8	$64.1	$351.6	100.0%

Increase (decrease) in value	(.7)%	.2%	(5.6)%	(1.9)%	(3.0)%	(1.2)%	(2.3)%

[1]	We had no securities with a 2008 deal origination year.
[2]

These securities do not have mandatory redemption dates; hence, the securities will retire at the earlier of contractual maturity or projected cash flow expiration. All 2006 and 2007 securities in this category are collateralized primarily (greater than 90%) by mortgages originated in or prior to 2005. In addition, our 2010 value includes $16.1 million of a 2010 re-securitization of a 2006 underlying deal, and our 2009 value reflects $39.7 million of a 2009 re-securitization of a 2006 underlying deal.

[3]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At June 30, 2010, 41.2% of our asset-backed securities were commercial mortgage-backed securities (CMBS).

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination:

Commercial Mortgage-Backed Securities
($ in millions)	Rating at June 30, 2010
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
Pre-2000	$0	$.1	$0	$27.5	$22.6	$50.2	3.7%
2000	8.7	8.1	0	0	0	16.8	1.2
2001	147.4	30.8	17.0	12.9	0	208.1	15.4
2002	101.7	0	20.5	0	0	122.2	9.0
2003	324.0	16.8	4.7	0	0	345.5	25.5
2004	126.0	22.5	4.7	3.0	7.5	163.7	12.1
2005	160.4	0	7.6	0	0	168.0	12.4
2006	132.5	0	0	5.3	43.1	180.9	13.3
2007	0	0	11.7	55.6	25.1	92.4	6.8
2010	7.8	0	0	0	0	7.8	.6

Total fair value	$1,008.5	$78.3	$66.2	$104.3	$98.3	$1,355.6	100.0%

% of Total fair value	74.4%	5.8%	4.9%	7.7%	7.2%	100.0%

The CMBS portfolio contained 14.9% of securities that are rated BBB or lower, with a net unrealized loss of $13.6 million at June 30, 2010, and an average duration of 1.8 years.

During the three and six months ended June 30, 2010 and 2009, we did not record any write-downs on our CMBS portfolio.

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

The entire 2006 BBB and non-investment-grade segment is composed of cell phone tower securitizations. All of these bonds have a single borrower and are backed by a cross-collateralized pool of cellular phone towers throughout the United States. These bonds have short average lives of 1.4 years, a debt service coverage ratio of approximately 3 times, a yield to maturity of 2.8% and have significant net cash flow relative to their interest payments.

Our entire 2007 exposure is made up of two different types of investments. The first is a group of cell tower transactions similar to the exposure in 2006 vintages discussed above. The group has a combined exposure of $74.8 million, and the ratings range from BBB to B. The weighted average life on these bonds is 3.3 years and the weighted average yield to maturity is 5.5%. The second 2007 exposure is a $17.6 million position that consists of two different bonds, rated A+ and BB, collateralized by a loan to a single borrower. The loan is secured by a cross-collateralized portfolio of office properties. The average life on this position is just under 2.0 years, assuming the borrower exercises its option to extend the final maturity.

The following table displays the amount of senior and junior AAA and A bonds that we have in the 2005 and 2006 vintages discussed above. The average credit support and delinquencies are shown in order to indicate the cushion that is available before these tranches would sustain losses.

($ in millions)	Senior	Junior (AJ)[2]		Average Life	Average Credit	Average	Yield to
Deal Origination Year	AAA[1]	AAA	A	(years)	Support[3]	Delinquencies[4]	Maturity[5]
2005	$147.2	$13.2	$7.6	3.0	27.3%	5.8%	3.9%
2006	$132.5	$0	$0	1.1	29.8%	7.3%	3.2%

[1]	Above 20% credit support.
[2]	Above 13% credit support.
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

Commercial Mortgage-Backed Securities: Interest Only We also held CMBS interest only (IO) securities at June 30, 2010. The IO portfolio had an average credit quality of AAA- and a duration of 1.3 years. During the three and six months ended June 30, 2010, we recorded $0.6 million and $1.3 million, respectively, of write-downs on our interest only portfolio. We did not record any write-downs on our interest only portfolio during the same periods last year.

Commercial Mortgage-Backed Securities: Interest Only
($ in millions) Deal Origination Year[1]	Fair Value	% of Total Exposure
Pre-2000	$3.5	.8%
2000	4.9	1.2
2001	10.2	2.5
2003	12.8	3.1
2004	42.1	10.1
2005	92.6	22.2
2006	250.3	60.1

Total fair value	$416.4	100.0%

[1]	We had no securities with a 2002 deal origination year.

Planned amortization class IOs comprised 95.4% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. Since 2004, 100% of the IO securities that we have purchased were made up of this more protected class.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, which are a component of our residential mortgage-backed securities, by deal origination year, along with a comparison of the fair value at June 30, 2010, to our original investment value (adjusted for returns of principal, amortization, and write-downs). We recorded $6.2 million and $8.6 million in credit loss write-downs for the three and six months ended June 30, 2010, respectively, compared to $20.4 million and $21.3 million for the same periods in 2009.

Home-Equity Securities
($ in millions)	Deal Origination Year				Total	% of Home Equity Loans
Rating (date acquired)	2007	2006	2005	2004

AAA (January 2008-May 2008)	$0	$0	$31.4	$0	$31.4	17.3%
Increase (decrease) in value	0%	0%	(4.1)%	0%	(4.1)%

AA (September 2007-April 2010)	$0	$0	$17.4	$15.0	$32.4	17.9%
Increase (decrease) in value	0%	0%	(4.4)%	(.6)%	(2.7)%

A (August 2007-March 2008)	$0	$17.7	$4.0	$2.2	$23.9	13.2%
Increase (decrease) in value	0%	(1.1)%	(46.5)%	8.5%	(12.7)%

BBB (February 2008-April 2008)	$0	$0	$15.1	$0	$15.1	8.3%
Increase (decrease) in value	0%	0%	(23.8)%	0%	(23.8)%

Non-investment grade
(March 2007-May 2008)	$.5	$36.3	$41.5	$.3	$78.6	43.3%
Increase (decrease) in value	7.6%	(.2)%	(17.9)%	(37.7)%	(10.5)%

Total	$.5	$54.0	$109.4	$17.5	$181.4	100.0%

Increase (decrease) in value	7.6%	(.5)%	(15.0)%	(.5)%	(9.8)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at June 30, 2010, were $1,781.8 million of state and local government obligations with an overall credit quality of AA+, excluding the benefit of credit support from bond insurance. These securities had a net unrealized gain of $58.0 million at June 30, 2010, compared to $49.8 million and $19.3 million at December 31, 2009 and June 30, 2009, respectively. During the three and six months ended June 30, 2010 and 2009, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at June 30, 2010, without the benefit of credit or bond insurance as discussed below:

(millions)	Municipal Securities Rating
Rating	General Obligations	Revenue Bonds	Total
AAA	$228.1	$492.3	$720.4
AA	346.9	556.7	903.6
A	32.0	101.0	133.0
BBB	1.6	9.6	11.2
Other[1]	0	13.6	13.6

Total	$608.6	$1,173.2	$1,781.8

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds are $807.6 million of single family housing revenue bonds issued by state housing finance agencies, of which $447.9 million are supported by individual mortgages held by the state housing finance agencies and $359.7 million are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 60% are collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA. Most of these mortgages are supported by FHA, VA, or private mortgage insurance providers.

Approximately 19%, or $332.9 million (reflected in the table below), of our total municipal securities are insured general obligation or revenue bonds, with an overall credit rating of A+ as of June 30, 2010. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at June 30, 2010. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities
Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
AMBAC
AA	$58.8	$14.9	$73.7
A	11.5	0	11.5
BBB	0	4.4	4.4
Other[1]	0.6		.6

	$70.3	$19.9	$90.2

MBIA
AA	$101.1	$35.9	$137.0
A	11.9	29.5	41.4
BBB	0	5.2	5.2

	$113.0	$70.6	$183.6

FSA
AA	$7.5	$21.9	$29.4
A	0	16.7	16.7
Other[1]	0	13.0	13.0

	$7.5	$51.6	$59.1

TOTAL
AA	$167.4	$72.7	$240.1
A	23.4	46.2	69.6
BBB	0	9.6	9.6
Other[1]	0	13.6	13.6

	$190.8	$142.1	$332.9

[1]	Includes non-investment-grade and non-rated securities.

As of June 30, 2010, the insurance-enhanced general obligation and revenue bonds had a net unrealized gain of $14.4 million, compared to $20.5 million and $22.4 million at December 31, 2009 and June 30, 2009, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at June 30, 2010, were $2,117.3 million of fixed-rate corporate securities, which had a duration of 3.2 years and an overall credit quality rating of BBB. These securities had a net unrealized gain of $75.6 million at June 30, 2010, compared to a net unrealized gain of $36.5 million at December 31, 2009 and a net unrealized loss of $6.7 million at June 30, 2009. During the three and six months ended June 30, 2010 and 2009, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector.

Corporate Securities (Rating at June 30, 2010)
Sector	AAA	AA	A	BBB	Non- Investment- Grade	% of Portfolio
Financial services	.6%	2.8%	6.7%	0%	3.3%	13.4%
Non-financial services	1.8	4.9	11.5	57.9	10.5	86.6

Total	2.4%	7.7%	18.2%	57.9%	13.8%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. At June 30, 2010, we held $579.7 million in redeemable preferred stocks and $1,145.8 million in nonredeemable preferred stocks. We made no additional investments in preferred stocks during the six months ended June 30, 2010.

At June 30, 2010 and 2009, and December 31, 2009, our preferred stock portfolio had net unrealized gains of $486.6 million, $160.6 million, and $533.0 million, respectively. We did not have any write-downs during the three and six months ended June 30, 2010, compared to $206.3 million ($200.2 million nonredeemable and $6.1 million redeemable) in write-downs during the six months ended June 30, 2009; we had no write-downs during the second quarter 2009.

Our preferred stock portfolio had a duration of 2.0 years and an overall credit quality rating of BBB at June 30, 2010. Approximately 60% of our preferred stock securities are fixed-rate securities, and 40% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and current rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (Rating at June 30, 2010)
Sector	A	BBB	Non-Investment- Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	27.2%	15.4%	10.8%	53.4%
Foreign banks	1.6	0.9		2.5
Insurance holdings	0	9.5	6.1	15.6
Other financial institutions	0	1.1	1.4	2.5

Total financial services	28.8	26.0	19.2	74.0
Industrials	0	8.7	9.4	18.1
Utilities	0	7.9	0	7.9

Total	28.8%	42.6%	28.6%	100.0%

Approximately 50% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	June 30, 2010		June 30, 2009		December 31, 2009
Common stocks	$1,137.3	98.9%	$395.6	96.8%	$803.3	98.4%
Other equity-like investments	12.7	1.1	13.1	3.2	12.9	1.6

Total common equities	$1,150.0	100.0%	$408.7	100.0%	$816.2	100.0%

At June 30, 2010, 7.3% of the total investment portfolio was in common equities, compared to 3.0% at June 30, 2009 and 5.6% at December 31, 2009. The change reflects our decision to continue to increase our exposure to equity securities, which we began during the fourth quarter 2009 and continued during the first six months of 2010. In addition, market recovery over the last 12 months has contributed to the increase in fair value. Our allocation to Group I securities (i.e., common equities, redeemable and nonredeemable preferred stock (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities) remains between 0% and 25% of the total portfolio. We recorded $0.1 million in write-downs on our common equities for the three and six months ended June 30, 2010, compared to $1.3 million and $17.0 million for the three and six months ended June 30, 2009, respectively.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error. We held 740 out of 986, or 75%, of the common stocks comprising the Russell 1000 Index at June 30, 2010, which made up 93% of the total market capitalization of the index.

Other equity-like investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments

We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, cash flow hedges, and equity options. See Note 2 - Investments for further discussion of our derivative positions.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of June 30, 2010:

				Gains (Losses)
		Notional Exposure		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Coupon	2010	2009	2010	2009	2010	2009
Open Positions
9-year exposure	Receive variable	$713	$0	$(50.5)	$0	$(68.4)	$0

Closed Positions
2-year exposure	Receive fixed	$0	$2,300	$0	$1.1	$0	$3.8
3-year exposure	Receive fixed	0	880	0	(3.4)	0	1.9
5-year exposure	Receive fixed	0	1,006	0	(6.5)	0	(11.0)

Total closed positions		$0	$4,186	$0	$(8.8)	$0	$(5.3)

Total interest rate swaps				$(50.5)	$(8.8)	$(68.4)	$(5.3)

We entered into our open interest rate swap position during the fourth quarter 2009. Since that time, interest rates have fallen as reflected in the losses incurred during 2010.

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of June 30, 2010:

				Gains (Losses)
(millions)	Bought or Sold Protection	Notional Exposure		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009	2010	2009
Open Positions
4-year exposure	Bought	$15	$0	$0	$0	$0	$0
5-year exposure	Bought	25	25	1.2	(.7)	1.4	(.2)
Corporate swap exposure	Sold	10	0	(.7)	0	(.7)	0
Treasury Note		10	0.4		0	.4	0

Total open positions				$.9	$(.7)	$1.1	$(.2)

Closed Positions
2-year exposure	Bought	$10	$7	$0	$(.4)	$0	$(.4)

Total corporate swaps				$.9	$(1.1)	$1.1	$(.6)

CASH FLOW HEDGES

We had no cash flow hedges open during 2010. During July 2010, we reclassified $5.8 million (pretax) from accumulated other comprehensive income (balance sheet) to net realized gains/losses on securities (income statement), reflecting the portion of the unrealized gain on forecasted transactions that was related to our Debentures that were extinguished pursuant to the Tender Offer (see Note 11- Subsequent Event for further discussion).

B. Investment Results

We reported the following investment results for the periods ended June 30:

	Three Months		Six Months
	2010	2009	2010	2009
Pretax recurring investment book yield	3.5%	3.7%	3.6%	3.9%
Weighted average FTE book yield	3.9%	4.1%	4.0%	4.4%
FTE total return:
Fixed-income securities	.9%	5.2%	3.7%	4.6%
Common stocks	(11.4)%	16.6%	(5.9)%	4.6%
Total portfolio	0%	5.5%	3.1%	4.2%

Recurring investment income (interest and dividends, before investment and interest expenses) increased 7% for the second quarter 2010 and 3% for the first six months of 2010, compared to the same periods last year. The increase is the result of an increase in average assets, partially offset by a decrease in investment yields due to cash from operations and maturities being reinvested at lower rates.

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

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2010	2009	2010	2009
Fixed-income securities:
U.S. Treasury Notes	2.6%	(2.4)%	3.6%	(3.0)%
Municipal bonds	1.8%	1.9%	3.9%	5.5%
Corporate bonds	1.9%	10.4%	5.2%	13.2%
Commercial mortgage-backed securities	1.7%	6.2%	4.8%	13.3%
Collateralized mortgage obligations	2.7%	8.9%	6.5%	9.9%
Asset-backed securities	2.3%	(2.5)%	4.3%	(4.8)%
Preferred stocks	(6.1)%	47.4%	3.1%	21.9%

Investment expenses were $8.2 million for the first six months of 2010, compared to $5.2 million for the same period last year. The increase reflects $2.0 million incurred during the second quarter 2010 related to the Consent Solicitation and debt Tender Offer (see Note 4 – Debt and Note 11 – Subsequent Event for further discussion).

Interest expense for the first six months of 2010 was $70.3 million, compared to $68.4 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the periods ended June 30, were:

	Three Months		Six Months
(millions)	2010	2009	2010	2009
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$13.1	$9.1	$17.9	$96.0
State and local government obligations	0	10.1	10.0	21.9
Corporate and other debt securities	1.7	.1	4.1	4.3
Commercial mortgage-backed securities	.4	0	1.0	.4
Redeemable preferred stocks	0	0	4.8	0

Total fixed maturities	15.2	19.3	37.8	122.6
Equity securities:
Nonredeemable preferred stocks	17.2	2.1	38.8	2.2
Common equities	2.4	46.4	8.4	129.5

Subtotal gross realized gains on security sales	34.8	67.8	85.0	254.3

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(9.8)	(.2)	(12.0)	(.2)
State and local government obligations	0	(4.4)	0	(7.3)
Corporate and other debt securities	(.5)	(.1)	(.5)	(.5)
Residential mortgage-backed securities	0	(1.7)	0	(1.7)
Commercial mortgage-backed securities	0	0	0	(2.8)
Redeemable preferred stocks	(1.5)	0	(2.5)	0

Total fixed maturities	(11.8)	(6.4)	(15.0)	(12.5)
Equity securities:
Nonredeemable preferred stocks	0	0	0	(26.2)
Common equities	(3.8)	0	(3.8)	(32.7)

Subtotal gross realized losses on security sales	(15.6)	(6.4)	(18.8)	(71.4)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	3.3	8.9	5.9	95.8
State and local government obligations	0	5.7	10.0	14.6
Corporate and other debt securities	1.2	0	3.6	3.8
Residential mortgage-backed securities	0	(1.7)	0	(1.7)
Commercial mortgage-backed securities	.4	0	1.0	(2.4)
Redeemable preferred stocks	(1.5)	0	2.3	0

Total fixed maturities	3.4	12.9	22.8	110.1
Equity securities:
Nonredeemable preferred stocks	17.2	2.1	38.8	(24.0)
Common equities	(1.4)	46.4	4.6	96.8

Subtotal net realized gains (losses) on security sales	19.2	61.4	66.2	182.9

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(7.9)	(28.7)	(10.3)	(29.6)
Commercial mortgage-backed securities	(.6)	0	(1.3)	0
Other asset-backed securities	0	0	0	(.5)
Redeemable preferred stocks	0	0	0	(6.1)

Total fixed maturities	(8.5)	(28.7)	(11.6)	(36.2)
Equity securities:
Nonredeemable preferred stocks	0	0	0	(174.6)
Common equities	(.1)	(1.3)	(.1)	(16.6)

Subtotal other-than-temporary impairment losses	(8.6)	(30.0)	(11.7)	(227.4)

Net holding period gains (losses)
Hybrid securities	(.5)	8.6	4.1	3.5
Derivative instruments	(49.6)	(24.1)	(67.3)	(16.5)

Subtotal net holding period gains (losses)	(50.1)	(15.5)	(63.2)	(13.0)

Total net realized gains (losses) on securities	$(39.5)	$15.9	$(8.7)	$(57.5)

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

Other-Than-Temporary Impairment (OTTI)

Realized losses may include write-downs of securities determined to have had other-than-temporary declines in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses based on predetermined guidelines. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level), or (iii) credit-related losses where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security.

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

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, then we write-down the security to its current fair value and recognize the entire unrealized loss through the income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we need to determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in the income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the income statement for the periods ended June 30 was as follows:

	Three Months			Six Months
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2010
Asset-backed securities	$8.5	$0	$8.5	$11.6	$0	$11.6

Total fixed income	8.5	0	8.5	11.6	0	11.6
Common equities	.1	0.1		.1	0	.1

Total portfolio	$8.6	$0	$8.6	$11.7	$0	$11.7

2009
Preferred stocks	$0	$0	$0	$206.3	$(25.6)	$180.7
Asset-backed securities	28.7	0	28.7	30.1	0	30.1

Total fixed income	28.7	0	28.7	236.4	(25.6)	210.8
Common equities	1.3	0	1.3	17.0	(.4)	16.6

Total portfolio	$30.0	$0	$30.0	$253.4	$(26.0)	$227.4

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$689.1	$12.8	$1.1	$.8	$0	$0
Unrealized loss for 12 months or greater	1,472.3	120.2	69.9	12.7	12.5	3.8

Total	$2,161.4	$133.0	$71.0	$13.5	$12.5	$3.8

Common Equity:
Unrealized loss for less than 12 months	$361.5	$25.1	$7.2	$.8	$.4	$0
Unrealized loss for 12 months or greater	4.3	.7	.3	0	0	0

Total	$365.8	$25.8	$7.5	$.8	$.4	$0

We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We do not intend to sell these securities. We also determined that it is more likely than not that we will not be required to sell these securities for the periods of time necessary to recover their respective cost bases, and that there are no additional credit-related impairments on our debt securities.

Since total unrealized losses are already a component of other comprehensive income and included in shareholders’ equity, any recognition of these losses as additional OTTI losses would have no effect on our comprehensive income, book value, or reported investment total return.

C. Repurchase Transactions

From time to time we enter into reverse repurchase commitment transactions. In these transactions, we loan cash to accredited banks and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. We choose to enter into these transactions as rates and credit quality are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited due to the characteristics of the collateral received (U.S. Treasury Notes). The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received. We have counterparty exposure on reverse repurchase agreements in the event of a counterparty default to the extent the general collateral security’s value is below the cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight investing) reduces that default exposure.

For the six months ended June 30, 2010, our largest single outstanding balance of reverse repurchase commitments was $1,131.3 million, which was open for one day; the average daily balance of reverse repurchase commitments was $692.1 million. We earned income of $0.2 million on reverse repurchase agreements for both the three months ended June 30, 2010 and 2009 and $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. We had $499.5 million of open reverse repurchase commitments at June 30, 2010 with two counterparties, reported as part of other short-term investments, compared to $363.5 million with two counterparties at June 30, 2009, and $775.0 million with two counterparties at December 31, 2009.

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

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.0 years at June 30, 2010 and 2.3 years at December 31, 2009. The weighted average beta of the equity portfolio was 1.07 at June 30, 2010 and 1.06 at December 31, 2009. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

($ in millions) 66-Day VaR	June 30, 2010	March 31, 2010	December 31, 2009
Fixed-income portfolio	$(181.6)	$(210.6)	$(262.1)
% of portfolio	(1.2)%	(1.5)%	(1.9)%
% of shareholders’ equity	(2.9)%	(3.4)%	(4.6)%

Common equity portfolio	$(282.7)	$(160.6)	$(122.1)
% of portfolio	(24.6)%	(13.5)%	(15.0)%
% of shareholders’ equity	(4.5)%	(2.6)%	(2.1)%

Total portfolio	$(297.6)	$(266.5)	$(260.7)
% of portfolio	(1.9)%	(1.7)%	(1.8)%
% of shareholders’ equity	(4.7)%	(4.3)%	(4.5)%

Item 4.	Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2010 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	415,956	$20.26	12,542,668	37,457,332
May	1,550,000	19.57	14,092,668	35,907,332
June	1,350,936	19.24	15,443,604	34,556,396

Total	3,316,892	$19.52

In June 2009, the Board of Directors approved an authorization to repurchase up to 50 million common shares. This Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first six months of 2010, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5.	Other Information.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2010 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index beginning on page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: August 5, 2010	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4	Termination of Replacement Capital Covenant, dated June 23, 2010	Current Report on Form 8-K (filed with SEC on June 24, 2010; Exhibit 4 therein)

10	10.1	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed with SEC on March 8, 2010; Exhibit 10.1 therein)

10	10.2	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed with SEC on March 11, 2010; Exhibit 10.1 therein)

10	10.3	Form of Restricted Stock Unit Award Agreement for Time-Based Awards	Current Report on Form 8-K (filed with SEC on March 30, 2010; Exhibit 10.1 therein)

10	10.4	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards	Current Report on Form 8-K (filed with SEC on March 30, 2010; Exhibit 10.2 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Furnished herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith