Form 10-Q
period 2010-09-30
PROGRESSIVE CORP/OH/
filed 2010-11-08
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 663,350,123 outstanding at September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2010	2009	% Change	2010	2009	% Change
(millions - except per share amounts)

Revenues
Net premiums earned	$3,599.9	$3,445.4	4	$10,691.2	$10,293.4	4
Investment income	131.5	122.6	7	391.9	376.2	4
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(1.9)	(20.2)	(91)	(19.1)	(74.0)	(74)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	(.2)	12.4	NM	5.3	36.2	(85)

Net impairment losses recognized in earnings	(2.1)	(7.8)	(73)	(13.8)	(37.8)	(63)
Net realized gains (losses) on securities	29.0	46.6	(38)	32.0	19.1	68

Total net realized gains (losses) on securities	26.9	38.8	(31)	18.2	(18.7)	NM
Service revenues	4.8	4.5	7	14.0	12.1	16
Net gain on extinguishment of debt	6.4	0	NM	6.4	0	NM

Total revenues	3,769.5	3,611.3	4	11,121.7	10,663.0	4

Expenses
Losses and loss adjustment expenses	2,543.4	2,459.9	3	7,510.0	7,259.5	3
Policy acquisition costs	342.4	333.8	3	1,014.3	1,004.1	1
Other underwriting expenses	459.1	401.9	14	1,331.8	1,170.2	14
Investment expenses	.3	2.9	(90)	8.5	8.1	5
Service expenses	5.2	5.5	(5)	15.9	14.8	7
Interest expense	31.9	35.3	(10)	102.2	103.7	(1)

Total expenses	3,382.3	3,239.3	4	9,982.7	9,560.4	4

Net Income
Income before income taxes	387.2	372.0	4	1,139.0	1,102.6	3
Provision for income taxes	125.6	102.1	23	369.9	350.1	6

Net income	$261.6	$269.9	(3)	$769.1	$752.5	2

Computation of Earnings Per Share
Basic:
Average shares outstanding	655.8	666.7	(2)	659.2	668.2	(1)

Per share	$.40	$.40	0	$1.17	$1.13	4

Diluted:
Average shares outstanding	655.8	666.7	(2)	659.2	668.2	(1)
Net effect of dilutive stock-based compensation	5.4	6.1	(11)	5.2	5.0	4

Total equivalent shares	661.2	672.8	(2)	664.4	673.2	(1)

Per share	$.40	$.40	0	$1.16	$1.12	4

Dividends declared per share[1]	$0	$0		$0	$0

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends and Note 12 - Subsequent Event for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,		December 31, 2009
(millions)	2010	2009

Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,727.3, $11,915.6, and $11,717.0)	$12,085.8	$11,729.9	$11,563.4
Equity securities:
Nonredeemable preferred stocks (cost: $610.6, $762.7, and $665.4)	1,189.4	1,244.8	1,255.8
Common equities (cost: $1,014.7, $290.4, and $598.4)	1,285.3	466.6	816.2
Short-term investments (amortized cost: $1,815.5, $1,227.9, and $1,078.0)	1,815.5	1,227.9	1,078.0

Total investments	16,376.0	14,669.2	14,713.4
Cash	155.0	172.5	160.7
Accrued investment income	107.3	103.6	110.4
Premiums receivable, net of allowance for doubtful accounts of $109.5, $109.1, and $116.4	2,858.6	2,636.1	2,454.8
Reinsurance recoverables, including $34.4, $35.2, and $35.4 on paid losses and loss adjustment expenses	685.2	335.9	564.8
Prepaid reinsurance premiums	97.8	68.4	69.3
Deferred acquisition costs	450.5	433.6	402.2
Income taxes	164.6	490.9	416.7
Property and equipment, net of accumulated depreciation of $560.1, $577.8, and $595.8	932.0	974.1	961.3
Other assets	197.6	163.1	195.7

Total assets	$22,024.6	$20,047.4	$20,049.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,711.0	$4,493.5	$4,172.9
Loss and loss adjustment expense reserves	6,953.4	6,352.0	6,653.0
Accounts payable, accrued expenses, and other liabilities	1,689.2	1,528.7	1,297.6
Debt[1]	1,957.8	2,176.8	2,177.2

Total liabilities	15,311.4	14,551.0	14,300.7

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, 797.8, and 797.8, including treasury shares of 134.3, 121.6, and 125.2)	663.4	676.2	672.6
Paid-in capital	977.0	922.2	939.7
Retained earnings	4,273.6	3,561.9	3,683.1
Accumulated other comprehensive income (loss):
Net non-credit related OTTI losses, adjusted for valuation changes	(3.1)	(13.9)	(15.7)
Other net unrealized gains (losses) on securities	785.8	327.0	445.9

Total net unrealized gains (losses) on securities	782.7	313.1	430.2
Net unrealized gains on forecasted transactions	15.4	23.0	21.6
Foreign currency translation adjustment	1.1	0	1.4

Total accumulated other comprehensive income (loss)	799.2	336.1	453.2

Total shareholders’ equity	6,713.2	5,496.4	5,748.6

Total liabilities and shareholders’ equity	$22,024.6	$20,047.4	$20,049.3

[1]	Consists of long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30,	2010	2009
(millions)
Cash Flows From Operating Activities
Net income	$769.1	$752.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62.4	65.2
Amortization of fixed-income securities	172.9	179.8
Amortization of stock-based compensation	35.2	28.0
Net realized (gains) losses on securities	(18.2)	18.7
Net loss on disposition of property and equipment	(1.2)	7.1
Net gain on extinguishment of debt	(6.4)	0
Changes in:
Premiums receivable	(403.8)	(227.5)
Reinsurance recoverables	(120.4)	(47.4)
Prepaid reinsurance premiums	(28.5)	(6.0)
Deferred acquisition costs	(48.3)	(19.6)
Income taxes	64.2	18.5
Unearned premiums	538.1	317.6
Loss and loss adjustment expense reserves	300.4	174.6
Accounts payable, accrued expenses, and other liabilities	362.3	140.9
Other, net	.1	12.7

Net cash provided by operating activities	1,677.9	1,415.1

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,515.7)	(8,078.6)
Equity securities	(453.7)	(79.1)
Sales:
Fixed maturities	2,448.1	6,134.5
Equity securities	153.6	564.9
Maturities, paydowns, calls, and other:
Fixed maturities	912.9	534.7
Net purchases of short-term investments - other	(736.9)	(74.4)
Net unsettled security transactions	47.2	(119.1)
Purchases of property and equipment	(39.5)	(50.3)
Sales of property and equipment	7.6	1.0

Net cash used in investing activities	(1,176.4)	(1,166.4)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	14.4	11.4
Tax benefit from exercise/vesting of stock-based compensation	6.0	2.9
Reacquisition of debt	(214.3)	0
Dividends paid to shareholders[1]	(108.2)	0
Acquisition of treasury shares	(205.5)	(93.4)

Net cash used in financing activities	(507.6)	(79.1)

Effect of exchange rate changes on cash	.4	0

Increase (decrease) in cash	(5.7)	169.6
Cash, January 1	160.7	2.9

Cash, September 30	$155.0	$172.5

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 Investments — The following table presents the composition of our investment portfolio by major security type consistent with our internal classification, which represents how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2010
Fixed maturities:
U.S. government obligations	$3,411.7	$110.0	$0	$0	$3,521.7	21.5%
State and local government obligations	1,865.1	67.8	(.6)	0	1,932.3	11.8
Corporate debt securities	2,392.6	109.3	(1.2)	5.1	2,505.8	15.3
Residential mortgage-backed securities	576.8	14.4	(24.5)	0	566.7	3.4
Commercial mortgage-backed securities	1,801.0	72.3	(5.7)	0	1,867.6	11.4
Other asset-backed securities	1,077.2	16.5	(1.7)	(.2)	1,091.8	6.7
Redeemable preferred stocks	602.9	26.0	(29.0)	0	599.9	3.7
Other debt obligations	0	0	0	0	0	0

Total fixed maturities	11,727.3	416.3	(62.7)	4.9	12,085.8	73.8
Equity securities:
Nonredeemable preferred stocks	610.6	580.0	0	(1.2)	1,189.4	7.3
Common equities	1,014.7	279.6	(9.0)	0	1,285.3	7.8
Short-term investments:
Other short-term investments	1,815.5	0	0	0	1,815.5	11.1

Total portfolio[2,3]	$15,168.1	$1,275.9	$(71.7)	$3.7	$16,376.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2009
Fixed maturities:
U.S. government obligations	$5,444.4	$11.9	$(90.9)	$0	$5,365.4	36.6%
State and local government obligations	2,131.5	57.3	(14.8)	0	2,174.0	14.8
Corporate debt securities	1,026.3	47.5	(5.5)	0	1,068.3	7.3
Residential mortgage-backed securities	590.6	2.9	(82.2)	0	511.3	3.5
Commercial mortgage-backed securities	1,559.1	23.2	(47.3)	0	1,535.0	10.5
Other asset-backed securities	501.2	5.4	(2.3)	0	504.3	3.4
Redeemable preferred stocks	661.4	18.5	(109.4)	0	570.5	3.9
Other debt obligations	1.1	0	0	0	1.1	0

Total fixed maturities	11,915.6	166.7	(352.4)	0	11,729.9	80.0
Equity securities:
Nonredeemable preferred stocks	762.7	497.0	(5.8)	(9.1)	1,244.8	8.4
Common equities	290.4	179.6	(3.4)	0	466.6	3.2
Short-term investments:
Other short-term investments	1,227.9	0	0	0	1,227.9	8.4

Total portfolio[2,3]	$14,196.6	$843.3	$(361.6)	$(9.1)	$14,669.2	100.0%

December 31, 2009
Fixed maturities:
U.S. government obligations	$4,939.6	$6.4	$(128.5)	$0	$4,817.5	32.8%
State and local government obligations	1,974.2	55.1	(5.3)	0	2,024.0	13.8
Corporate debt securities	1,244.9	43.4	(6.9)	0	1,281.4	8.7
Residential mortgage-backed securities	592.0	4.3	(79.9)	0	516.4	3.5
Commercial mortgage-backed securities	1,572.0	37.0	(18.9)	0	1,590.1	10.8
Other asset-backed securities	721.9	6.1	(1.8)	0	726.2	4.9
Redeemable preferred stocks	671.3	20.7	(85.3)	0	606.7	4.1
Other debt obligations	1.1	0	0	0	1.1	0

Total fixed maturities	11,717.0	173.0	(326.6)	0	11,563.4	78.6
Equity securities:
Nonredeemable preferred stocks	665.4	597.6	0	(7.2)	1,255.8	8.5
Common equities	598.4	220.1	(2.3)	0	816.2	5.6
Short-term investments:
Other short-term investments	1,078.0	0	0	0	1,078.0	7.3

Total portfolio[2,3]	$14,058.8	$990.7	$(328.9)	$(7.2)	$14,713.4	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]	At September 30, 2010 and 2009, and December 31, 2009, we had $54.9 million, $135.1 million, and $7.7 million, respectively, of net unsettled security transactions offset in other liabilities.
[3]

The total fair value of the portfolio at September 30, 2010 and 2009, and December 31, 2009 included $1.6 billion, $0.9 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year. At September 30, 2010 and December 31, 2009, our other short-term investments also included $9.2 million and $0.9 million, respectively, in Treasury Bills issued by the Australian government; we held $0 in Australian Treasury Bills as of September 30, 2009.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

(millions)	September 30,		December 31,
	2010	2009	2009
Fixed maturities:
Corporate debt securities	$133.9	$0	$0
Other asset-backed securities	14.8	0	0

Total fixed maturities	148.7	0	0
Equity securities:
Nonredeemable preferred stocks	55.5	11.4	66.3

Total hybrid securities	$204.2	$11.4	$66.3

As permitted under current accounting guidance, we elected to treat the change in valuation of these hybrid securities as a component of realized gains (losses), rather than separate the host contract and the derivative component based on the underlying structure of the instruments. Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change of control put feature that permits the investor, at its sole option once the change of control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change of control put option and the substantial market premium paid, there is a potential that the election to put upon the occurrence of a change in control could result in the investment not returning substantially all of the original investment. The hybrid in the asset-backed portfolio was acquired at a deep discount to par due to a failing auction, and contains a put option (derivative feature) that allows the investor to put that security back to the auction at par. If the auction is restored, this embedded derivative has the potential to more than double our initial investment yield. The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

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

Gross Unrealized Losses The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	101.4	(.6)	89.0	(.2)	12.4	(.4)
Corporate debt securities	96.7	(1.2)	48.0	(.2)	48.7	(1.0)
Residential mortgage-backed securities	283.3	(24.5)	46.0	(.7)	237.3	(23.8)
Commercial mortgage-backed securities	189.4	(5.7)	114.7	(.6)	74.7	(5.1)
Other asset-backed securities	111.3	(1.7)	105.7	(.4)	5.6	(1.3)
Redeemable preferred stocks	374.1	(29.0)	0	0	374.1	(29.0)

Total fixed maturities	1,156.2	(62.7)	403.4	(2.1)	752.8	(60.6)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	125.8	(9.0)	121.1	(8.5)	4.7	(.5)

Total equity securities	125.8	(9.0)	121.1	(8.5)	4.7	(.5)

Total portfolio	$1,282.0	$(71.7)	$524.5	$(10.6)	$757.5	$(61.1)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Fixed maturities:
U.S. government obligations	$3,842.3	$(90.9)	$3,614.2	$(85.6)	$228.1	$(5.3)
State and local government obligations	684.3	(14.8)	23.7	(.1)	660.6	(14.7)
Corporate debt securities	203.3	(5.5)	83.4	(.8)	119.9	(4.7)
Residential mortgage-backed securities	386.8	(82.2)	26.0	(2.2)	360.8	(80.0)
Commercial mortgage-backed securities	572.8	(47.3)	30.7	(.6)	542.1	(46.7)
Other asset-backed securities	104.2	(2.3)	93.5	(.3)	10.7	(2.0)
Redeemable preferred stocks	504.2	(109.4)	16.8	(3.1)	487.4	(106.3)

Total fixed maturities	6,297.9	(352.4)	3,888.3	(92.7)	2,409.6	(259.7)
Equity securities:
Nonredeemable preferred stocks	51.4	(5.8)	1.0	(.4)	50.4	(5.4)
Common equities	35.2	(3.4)	21.0	(1.8)	14.2	(1.6)

Total equity securities	86.6	(9.2)	22.0	(2.2)	64.6	(7.0)

Total portfolio	$6,384.5	$(361.6)	$3,910.3	$(94.9)	$2,474.2	$(266.7)

December 31, 2009
Fixed maturities:
U.S. government obligations	$4,595.3	$(128.5)	$2,408.1	$(6.4)	$2,187.2	$(122.1)
State and local government obligations	448.6	(5.3)	41.3	(.2)	407.3	(5.1)
Corporate debt securities	344.2	(6.9)	264.6	(1.8)	79.6	(5.1)
Residential mortgage-backed securities	367.4	(79.9)	27.9	(2.5)	339.5	(77.4)
Commercial mortgage-backed securities	386.1	(18.9)	32.6	(.9)	353.5	(18.0)
Other asset-backed securities	81.6	(1.8)	71.6	(.3)	10.0	(1.5)
Redeemable preferred stocks	507.5	(85.3)	0	0	507.5	(85.3)

Total fixed maturities	6,730.7	(326.6)	2,846.1	(12.1)	3,884.6	(314.5)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	30.7	(2.3)	20.9	(1.7)	9.8	(.6)

Total equity securities	30.7	(2.3)	20.9	(1.7)	9.8	(.6)

Total portfolio	$6,761.4	$(328.9)	$2,867.0	$(13.8)	$3,894.4	$(315.1)

Included in gross unrealized losses at September 30, 2010, are securities for which an OTTI credit loss was also recorded in earnings. The fair value and gross unrealized losses for these securities are comprised of the following:

(millions)	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
Residential mortgage-backed securities	$55.6	$(4.5)	$0	$0	$55.6	$(4.5)
Commercial mortgage-backed securities	1.2	(.3)	0	0	1.2	(.3)

Total fixed maturities	$56.8	$(4.8)	$0	$0	$56.8	$(4.8)

We do not intend to sell the fixed-income securities (total fixed maturities and nonredeemable preferred stocks) held at September 30, 2010 and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their respective cost bases. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index, as long as the portfolio and index correlation remain similar. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

Other-Than-Temporary Impairment (OTTI) The following tables provide a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTTI loss was recognized in accumulated other comprehensive income at the time the credit impairment was determined and recognized:

	Three Months Ended September 30, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at July 1, 2010	$44.2	$1.5	$6.5	$52.2
Credit losses for which an OTTI was previously recognized	0	.2	0	.2
Credit losses for which an OTTI was not previously recognized	0	.2	0	.2
Change in recoveries of future cash flows expected to be collected[1]	(.6)	0	0	(.6)
Reductions for previously recognized credit impairments written-down to fair value[2]	(7.7)	(.6)	0	(8.3)

Ending balance at September 30, 2010	$35.9	$1.3	$6.5	$43.7

	Nine Months Ended September 30, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at January 1, 2010	$41.1	$.9	$6.5	$48.5
Credit losses for which an OTTI was previously recognized	3.0	.3	0	3.3
Credit losses for which an OTTI was not previously recognized	2.4	.9	0	3.3
Change in recoveries of future cash flows expected to be collected[1]	(1.7)	0	0	(1.7)
Reductions for previously recognized credit impairments written-down to fair value[2]	(8.9)	(.8)	0	(9.7)

Ending balance at September 30, 2010	$35.9	$1.3	$6.5	$43.7

	Three Months Ended September 30, 2009
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at July 1, 2009	$38.7	$0	$6.5	$45.2
Credit losses for which an OTTI was previously recognized	1.5	0	0	1.5
Credit losses for which an OTTI was not previously recognized	.7	0	0	.7
Change in recoveries of future cash flows expected to be collected[1]	0	0	0	0
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at September 30, 2009	$40.9	$0	$6.5	$47.4

	Six Months Ended September 30, 2009[3]
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at April 1, 2009	$24.2	$0	$6.5	$30.7
Credit losses for which an OTTI was previously recognized	1.4	0	0	1.4
Credit losses for which an OTTI was not previously recognized	15.3	0	0	15.3
Change in recoveries of future cash flows expected to be collected[1]	0	0	0	0
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at September 30, 2009	$40.9	$0	$6.5	$47.4

[1]

Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security, net of any current quarter (increases) decreases in expected cash flows on previously recorded reductions.

[2]	Reflects reductions of prior credit impairments where the current credit impairment requires writing securities down to fair value (i.e., no remaining non-credit loss).
[3]	Reflects the period since adoption of the new accounting standards, which were effective beginning in the second quarter 2009.

Since we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery (which could be maturity) of their respective cost bases, in order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our asset-backed portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written-down.

Trading Securities At September 30, 2010, September 30, 2009, and December 31, 2009, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2010 and 2009.

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

The following table shows the status of our derivative instruments at September 30, 2010, September 30, 2009, and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009; amounts are on a pretax basis:

(millions)							Balance Sheet				Income Statement
	Notional Value[1]							Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	Sept. 30,			Dec. 31,				Sept. 30,		Dec. 31,	Three months ended Sept. 30,		Nine months ended Sept. 30,
Derivatives designated as:	2010		2009	2009		Purpose	Classification	2010	2009	2009	2010	2009	2010	2009
Hedging instruments
Foreign currency cash flow hedge	$0		$0	$0		Forecasted transaction	Accumulated other comprehensive income	$0	$.9	$0	$0	$0	$0	$0

Ineffective cash flow hedge[2]	223		0	0		Manage interest rate risk	NA	0	0	0	5.8	0	5.8	0

Non-hedging instruments
Assets:
Interest rate swaps[3]	0		0	713		Manage portfolio duration	Investments - fixed maturities	0	0	.1	0	0	0	0

Corporate credit default swaps[4]	35		0	0		Manage credit risk	Investments - fixed maturities	.4	0	0	.6	0	1.7	0

Liabilities:
Interest rate swaps[3]	713		228	0		Manage portfolio duration	Other liabilities	(84.1)	(2.1)	0	(34.3)	5.2	(102.7)	(.6)

Corporate credit default swaps[4]	0		25	25		Manage credit risk	Other liabilities	0	(.8)	(.8)	0	(.3)	0	(.5)

Closed:
Interest rate swaps[3]	0		3,958	4,186		Manage portfolio duration	NA	0	0	0	0	6.4	0	6.9

Corporate credit default swaps[4]	25		7	7		Manage credit risk	NA	0	0	0	(.2)	0	(.2)	(.4)

Equity options[5] (177,190 contracts)	(a	)	NA	(a	)	Manage price risk	NA	0	0	0	0	1.5	0	(9.1)

Total	NA		NA	NA				$(83.7)	$(2.0)	$(.7)	$(28.1)	$12.8	$(95.4)	$(3.7)

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the quarter for closed positions.
[2]

During the third quarter 2010, we reclassified to net realized gains (losses) on securities the portion of the unrealized gain on forecasted transactions that was related to the $222.9 million of our Debentures that were extinguished pursuant to our Tender Offer (see Note 4 – Debt for further discussion).

[3]

The $713 million notional value swap at September 30, 2010 and December 31, 2009 was entered into as a short position (i.e., receive variable and pay fixed coupon) while the swaps held at September 30, 2009 were long positions (i.e., receive fixed and pay variable coupon).

[4]

The open notional value at September 30, 2010 includes a $10 million position where we sold protection and a $25 million position where we bought protection. We bought protection on the closed positions at September 30, 2010 and on the positions held as of September 30, 2009 and December 31, 2009.

[5]	Each contract is equivalent to 100 shares of common stock of the issuer; we had no option activity in 2010.
(a)	No equity option positions were open at these periods.

NA= Not Applicable

CASH FLOW HEDGES

We had no cash flow hedges open during 2010. During the third quarter 2010, we finalized the Tender Offer for, and purchased $222.9 million of, our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 that were issued during the second quarter 2007 (see Note 4 – Debt for further discussion). We reclassified $5.8 million (pretax) from accumulated other comprehensive income (balance sheet) to net realized gains (losses) on securities (income statement), reflecting the portion of the unrealized gain on forecasted transactions that was related to the Debentures that were extinguished pursuant to the Tender Offer.

During the fourth quarter 2008, we entered into a cash flow hedge of forecasted foreign currency transactions. The hedge was designated as, and qualified for, cash flow hedge accounting treatment. We closed our hedge position during the third quarter 2009.

INTEREST RATE SWAPS

During the periods ended September 30, 2010, September 30, 2009, and December 31, 2009, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the fourth quarter 2009, we entered into a 9-year interest rate swap position pursuant to which we are paying a fixed rate and receiving a variable rate. Since that time, the position has generated a realized loss, as interest rates have fallen since the inception of this position. As of September 30, 2010, we delivered $94.2 million in cash collateral to the counterparty on our open interest rate swap position. We had delivered an immaterial amount of collateral at September 30, 2009 and $0 at December 31, 2009 to the counterparties on our then open interest rate swap positions.

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended September 30, 2010, September 30, 2009, and December 31, 2009, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on a preferred stock position of the same issuer.

During the second quarter 2010, we opened two positions on one corporate issuer within the industrial sector for which we bought credit default protection in the form of credit default swaps for 2-year and 4-year time horizons; both positions were closed as of September 30, 2010. We paid $0.2 million in upfront cash when we entered the 4-year exposure position. We held this protection to reduce our exposure to valuation declines on a corporate position of the same issuer due to potential future credit impairment. We also closed a position during the third quarter 2009, for which we bought credit default protection in the form of credit default swaps for a 2-year time horizon on one corporate issuer within the industrial sector. We paid $0.6 million in upfront cash when we entered this position.

As of September 30, 2010, we received $0.4 million in cash collateral from a counterparty on the above open corporate credit default swap position. As of September 30, 2009 and December 31, 2009, we delivered $0 and $0.6 million, respectively, in cash collateral to a counterparty on our then open corporate credit default swap positions.

Additionally, we opened a position during the second quarter 2010, where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of September 30, 2010, we received $0.1 million in cash collateral from the counterparty on this position.

EQUITY OPTIONS

We had no equity option activity during the periods ended September 30, 2010. During the nine-month period ended September 30, 2009, we simultaneously sold and purchased a substantially equivalent amount of call and put options, respectively, on Citigroup common stock, related to our Citigroup preferred stock holding. The purpose of this transaction was to effect a forward sale of a portion of the common stock we expected to receive from Citigroup resulting from the conversion of our preferred stock holding into common stock pursuant to Citigroup’s exchange that occurred during the third quarter 2009. This was achieved through matching the strike price and term of the option contracts and was meant to offset the downside price risk of the common stock during the time period pending the exchange. All of the common stock we received from the preferred stock conversion into common stock was sold by the end of the third quarter 2009.

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

The composition of the investment portfolio by major security type was:

	Fair Value				Cost
(millions)	Level 1	Level 2	Level 3	Total
September 30, 2010
Fixed maturities:
U.S. government obligations	$3,521.7	$0	$0	$3,521.7	$3,411.7
State and local government obligations	0	1,932.3	0	1,932.3	1,865.1
Corporate debt securities	0	2,476.2	29.6	2,505.8	2,392.6
Other debt obligations	0	0	0	0	0

Subtotal	3,521.7	4,408.5	29.6	7,959.8	7,669.4

Asset-backed securities:
Residential mortgage-backed	0	462.1	104.6	566.7	576.8
Commercial mortgage-backed	0	1,842.2	25.4	1,867.6	1,801.0
Other asset-backed	0	1,086.2	5.6	1,091.8	1,077.2

Subtotal asset-backed securities	0	3,390.5	135.6	3,526.1	3,455.0

Redeemable preferred stocks:
Financials	23.5	231.6	0	255.1	247.6
Utilities	0	69.9	0	69.9	69.9
Industrials	0	274.9	0	274.9	285.4

Subtotal redeemable preferred stocks	23.5	576.4	0	599.9	602.9

Total fixed maturities	3,545.2	8,375.4	165.2	12,085.8	11,727.3

Equity securities:
Nonredeemable preferred stocks:
Agencies	0	0	0	0	0
Financials	608.9	478.2	0	1,087.1	523.6
Utilities	0	67.0	0	67.0	50.8
Industrials	0	35.3	0	35.3	36.2

Subtotal nonredeemable preferred stocks	608.9	580.5	0	1,189.4	610.6

Common equities:
Common stocks[1]	1,272.8	0	0	1,272.8	1,010.0
Other equity-like investments	0	0	12.5	12.5	4.7

Subtotal common equities	1,272.8	0	12.5	1,285.3	1,014.7

Total fixed maturities and equity securities	$5,426.9	$8,955.9	$177.7	14,560.5	13,352.6

Short-term investments:
Other short-term investments[2]				1,815.5	1,815.5

Total portfolio				$16,376.0	$15,168.1

Debt[3]				$2,091.2	$1,957.8

	Fair Value				Cost
(millions)	Level 1	Level 2	Level 3	Total
September 30, 2009
Fixed maturities:
U.S. government obligations	$5,365.4	$0	$0	$5,365.4	$5,444.4
State and local government obligations	0	2,174.0	0	2,174.0	2,131.5
Corporate debt securities	0	1,040.6	27.7	1,068.3	1,026.3
Other debt obligations	0	0	1.1	1.1	1.1

Subtotal	5,365.4	3,214.6	28.8	8,608.8	8,603.3

Asset-backed securities:
Residential mortgage-backed	0	492.8	18.5	511.3	590.6
Commercial mortgage-backed	0	1,511.1	23.9	1,535.0	1,559.1
Other asset-backed	0	496.0	8.3	504.3	501.2

Subtotal asset-backed securities	0	2,499.9	50.7	2,550.6	2,650.9

Redeemable preferred stocks:
Financials	17.0	220.1	0	237.1	277.2
Utilities	0	68.4	0	68.4	73.7
Industrials	0	213.9	51.1	265.0	310.5

Subtotal redeemable preferred stocks	17.0	502.4	51.1	570.5	661.4

Total fixed maturities	5,382.4	6,216.9	130.6	11,729.9	11,915.6

Equity securities:
Nonredeemable preferred stocks:
Agencies	2.9	0	0	2.9	.9
Financials	523.2	549.9	0	1,073.1	595.5
Utilities	0	58.7	0	58.7	50.8
Industrials	0	0	110.1	110.1	115.5

Subtotal nonredeemable preferred stocks	526.1	608.6	110.1	1,244.8	762.7

Common equities:
Common stocks[1]	453.6	0	0	453.6	284.8
Other equity-like investments	0	0	13.0	13.0	5.6

Subtotal common equities	453.6	0	13.0	466.6	290.4

Total fixed maturities and equity securities	$6,362.1	$6,825.5	$253.7	13,441.3	12,968.7

Short-term investments:
Other short-term investments[2]				1,227.9	1,227.9

Total portfolio				$14,669.2	$14,196.6

Debt[3]				$2,138.9	$2,176.8

	Fair Value				Cost
(millions)	Level 1	Level 2	Level 3	Total
December 31, 2009
Fixed maturities:
U.S. government obligations	$4,817.5	$0	$0	$4,817.5	$4,939.6
State and local government obligations	0	2,024.0	0	2,024.0	1,974.2
Corporate debt securities	0	1,253.2	28.2	1,281.4	1,244.9
Other debt obligations	0	0	1.1	1.1	1.1

Subtotal	4,817.5	3,277.2	29.3	8,124.0	8,159.8

Asset-backed securities:
Residential mortgage-backed	0	470.3	46.1	516.4	592.0
Commercial mortgage-backed	0	1,568.5	21.6	1,590.1	1,572.0
Other asset-backed	0	718.4	7.8	726.2	721.9

Subtotal asset-backed securities	0	2,757.2	75.5	2,832.7	2,885.9

Redeemable preferred stocks:
Financials	17.8	231.9	0	249.7	277.2
Utilities	0	66.9	0	66.9	69.4
Industrials	0	237.0	53.1	290.1	324.7

Subtotal redeemable preferred stocks	17.8	535.8	53.1	606.7	671.3

Total fixed maturities	4,835.3	6,570.2	157.9	11,563.4	11,717.0

Equity securities:
Nonredeemable preferred stocks:
Agencies	0	0	0	0	0
Financials	604.2	534.2	0	1,138.4	561.6
Utilities	0	65.8	0	65.8	50.8
Industrials	0	51.6	0	51.6	53.0

Subtotal nonredeemable preferred stocks	604.2	651.6	0	1,255.8	665.4

Common equities:
Common stocks[1]	803.3	0	0	803.3	593.2
Other equity-like investments	0	0	12.9	12.9	5.2

Subtotal common equities	803.3	0	12.9	816.2	598.4

Total fixed maturities and equity securities	$6,242.8	$7,221.8	$170.8	13,635.4	12,980.8

Short-term investments:
Other short-term investments[2]				1,078.0	1,078.0

Total portfolio				$14,713.4	$14,058.8

Debt[3]				$2,154.2	$2,177.2

[1]	Common stocks are managed externally to track the Russell 1000 Index; therefore, a break-out by major sector type is not applicable.
[2]	Due to the underlying nature of these securities, cost approximates fair value.
[3]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from publicly quoted sources.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 for the periods presented.

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

At September 30, 2010, vendor-quoted prices represented 65% of our Level 1 classifications, compared to 77% at December 31, 2009, and 93% at September 30, 2009. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The decrease in the Level 1 percentage from September 2009 to December 2009 and September 2010 reflected a decrease in our U.S. Treasury holdings as a percentage of total invested assets. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange.

At September 30, 2010, vendor-quoted prices comprised 91% of our Level 2 classifications, compared to 92% at December 31, 2009, and 92% at September 30, 2009. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their processes due to the recent market events. We reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a source for market level valuations, despite being below historical averages, for all periods presented.

Broker-quoted prices represented the balance of our Level 2 classifications. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker quote for a security, and we will also obtain a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe these additional steps help to ensure that we are reporting the most representative price and validates our pricing methodology.

To the extent the inputs used by external pricing sources are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2010 and 2009, and December 31, 2009, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. During all three periods reported, one private common equity security with an aggregate value of $10.2 million was priced internally.

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (e.g., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results with those generated based on quotes we received externally and research material valuation differences.

Based on the criteria described above and valuation techniques used, we believe that the current level classifications are appropriate and that our fair values accurately reflect current market assumptions in the aggregate.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2010 and 2009:

	Level 3 Fair Value Nine months ended September 30, 2010
(millions)	Fair Value at Dec. 31, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)[1]	Fair value at Sept. 30, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$46.1	$(13.0)	$55.6	$0	$0	$3.8	$12.1	$104.6
Commercial mortgage-backed	21.6	0	0	0	0	3.5	.3	25.4
Other asset-backed	7.8	(2.0)	0	0	0	(.2)	0	5.6

Total asset-backed securities	75.5	(15.0)	55.6	0	0	7.1	12.4	135.6
Corporate debt securities	28.2	0	0	0	0	1.4	0	29.6
Other debt obligations	1.1	0	0	0	0	(1.1)	0	0
Redeemable preferred stocks:
Industrials	53.1	0	0	0	0	0	(53.1)	0

Total fixed maturities	157.9	(15.0)	55.6	0	0	7.4	(40.7)	165.2

Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0
Common equities:
Other equity-like investments	12.9	(.6)	0	(.3)	.3	.2	0	12.5

Total Level 3 securities	$170.8	$(15.6)	$55.6	$(.3)	$.3	$7.6	$(40.7)	$177.7

[1]

The $12.1 million was transferred from Level 2 into Level 3 due to a lack of trade volume and the $53.1 million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a redeemable preferred stock.

	Level 3 Fair Value Three months ended September 30, 2010
(millions)	Fair Value at June 30, 2010	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)[1]	Fair value at Sept. 30, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$88.5	$(5.5)	$21.3	$0	$0	$.3	$0	$104.6
Commercial mortgage-backed	22.6	0	0	0	0	2.5	.3	25.4
Other asset-backed	6.4	(.8)	0	0	0	0	0	5.6

Total asset-backed securities	117.5	(6.3)	21.3	0	0	2.8	.3	135.6
Corporate debt securities	29.0	0	0	0	0	.6	0	29.6
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	146.5	(6.3)	21.3	0	0	3.4	.3	165.2

Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0
Common equities:
Other equity-like investments	12.7	0	0	(.3)	.3	(.2)	0	12.5

Total Level 3 securities	$159.2	$(6.3)	$21.3	$(.3)	$.3	$3.2	$.3	$177.7

[1]	The $0.3 million was transferred from Level 2 into Level 3 due to a lack of trade volume and liquidity.

	Level 3 Fair Value Nine months ended September 30, 2009
(millions)	Fair Value at Dec. 31, 2008	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)[1]	Fair value at Sept. 30, 2009
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	$0	$18.2	$0	$0	$0	$0	$18.5
Commercial mortgage-backed	26.4	(.8)	0	0	0	5.5	(7.2)	23.9
Other asset-backed	11.0	(2.6)	11.0	0	0	(.1)	(11.0)	8.3

Total asset-backed securities	37.7	(3.4)	29.2	0	0	5.4	(18.2)	50.7
Corporate debt securities	24.2	0	0	0	0	3.5	0	27.7
Other debt obligations	3.0	0	0	(1.1)	(1.8)	1.0	0	1.1
Redeemable preferred stocks:
Industrials	44.7	0	0	0	0	6.4	0	51.1

Total fixed maturities	109.6	(3.4)	29.2	(1.1)	(1.8)	16.3	(18.2)	130.6

Equity securities:
Nonredeemable preferred stocks:
Industrials	112.3	0	0	0	0	(2.2)	0	110.1
Common equities:
Other equity-like investments	13.5	(.1)	0	0	0	(.4)	0	13.0

Total Level 3 securities	$235.4	$(3.5)	$29.2	$(1.1)	$(1.8)	$13.7	$(18.2)	$253.7

[1]	Represents movement between the fair value levels during 2009, reflecting changes in the inputs used to measure fair value during the period.

	Level 3 Fair Value Three months ended September 30, 2009
(millions)	Fair Value at June 30, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Realized (gain)/loss	Change in Valuation	Gross Transfers in (out)[1]	Fair value at Sept. 30, 2009
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	$0	$18.2	$0	$0	$0	$0	$18.5
Commercial mortgage-backed	23.0	(.2)	0	0	0	6.8	(5.7)	23.9
Other asset-backed	19.8	(1.0)	0	0	0	.5	(11.0)	8.3

Total asset-backed securities	43.1	(1.2)	18.2	0	0	7.3	(16.7)	50.7
Corporate debt securities	24.4	0	0	0	0	3.3	0	27.7
Other debt obligations	3.0	0	0	(1.1)	(1.8)	1.0	0	1.1
Redeemable preferred stocks:
Industrials	49.0	0	0	0	0	2.1	0	51.1

Total fixed maturities	119.5	(1.2)	18.2	(1.1)	(1.8)	13.7	(16.7)	130.6

Equity securities:
Nonredeemable preferred stocks:
Industrials	112.2	0	0	0	0	(2.1)	0	110.1
Common equities:
Other equity-like investments	13.1	0	0	0	0	(.1)	0	13.0

Total Level 3 securities	$244.8	$(1.2)	$18.2	$(1.1)	$(1.8)	$11.5	$(16.7)	$253.7

[1]	Represents movement between fair value levels, reflecting changes in the inputs used to measure fair value during the quarter.

Note 4 Debt — Debt consisted of:

	September 30, 2010		September 30, 2009		December 31, 2009
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$349.5	$376.3	$349.1	$365.1	$349.2	$375.1
7% Notes due 2013	149.5	167.1	149.4	163.3	149.5	166.9
6 5/8% Senior Notes due 2029	294.8	342.5	294.7	325.0	294.7	317.9
6.25% Senior Notes due 2032	394.2	443.7	394.1	425.6	394.1	409.4
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	769.8	761.6	989.5	859.9	989.7	884.9

Total	$1,957.8	$2,091.2	$2,176.8	$2,138.9	$2,177.2	$2,154.2

On December 31, 2009, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement with PNC Bank, National Association (PNC), successor to National City Bank, which extended the expiration date of our outstanding credit facility agreement until December 31, 2010, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets that affect our ability to transfer or receive funds. We may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us), adjusted as provided in the credit facility agreement, plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus  1/2% per annum, or (c) one-month LIBOR, adjusted as provided in the credit facility agreement, plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2009 or through the first nine months of 2010.

In June 2010, we commenced an offer to purchase for cash (the “Tender Offer”) up to $350 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”). The Tender Offer expired on July 8, 2010. We received valid tenders from holders of the Debentures in the aggregate principal amount of $222.9 million. All of the tendering holders validly tendered by the early tender date of June 23, 2010 and received consideration of $950 per $1,000 principal amount of the Debentures accepted for purchase, which included an early tender payment of $50 per $1,000 principal amount of Debentures accepted. We recognized a net gain on the debt extinguishment of $6.4 million, after deducting expenses and fees associated with the Tender Offer and related Consent Solicitation discussed below.

As a condition of the Tender Offer, we solicited consents (the “Consent Solicitation”) from the holders of our 6.25% Senior Notes due 2032 (the “2032 Notes”) to terminate the Replacement Capital Covenant (the “RCC”) relating to the 2032 Notes. The RCC was originally entered into by Progressive in June 2007 for the benefit of the holders of the 2032 Notes in connection with the issuance of the Debentures. Under the RCC, we agreed that we would not repay, redeem, defease, or purchase all or any part of the Debentures before June 15, 2047, unless Progressive was to obtain a specified portion of the funds used in the transaction through the sale of its common shares or certain other equity or equity-like securities. The RCC was terminated on June 23, 2010, the expiration date of the Consent Solicitation, at which time we had received the consent of holders of a majority of the outstanding aggregate principal amount of the 2032 Notes. Those holders who validly delivered their consent by the expiration date received a consent fee of $5.00 for each $1,000 principal amount of their 2032 Notes.

Note 5 Income Taxes — At September 30, 2010 and 2009 and December 31, 2009, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

During the third quarter 2009, our provision for income taxes reflected the reversal of the remaining $18.0 million of the $35.0 million valuation allowance that was originally established in the first quarter 2009 and had been partially reversed during the second quarter 2009. The reversal reflected the improved market conditions during the period.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective time periods:

	Nine Months Ended September 30,
(millions)	2010	2009
Income taxes, net of refunds	$299.0	$368.2
Interest	94.6	93.4

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto and truck markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks, which is 100% reinsured for business written on or after August 1, 2009. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners insurance through our programs with three unaffiliated homeowner insurance companies. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,859.6	$127.6	$1,819.3	$110.0	$5,550.4	$462.6	$5,463.1	$419.8
Direct	1,367.3	72.0	1,224.9	86.0	4,019.0	226.2	3,601.6	270.7

Total Personal Lines[1]	3,226.9	199.6	3,044.2	196.0	9,569.4	688.8	9,064.7	690.5
Commercial Auto	369.9	55.9	395.4	50.4	1,110.4	138.9	1,211.0	162.9
Other indemnity	3.1	(.5)	5.8	3.4	11.4	7.4	17.7	6.2

Total underwriting operations	3,599.9	255.0	3,445.4	249.8	10,691.2	835.1	10,293.4	859.6
Service businesses	4.8	(.4)	4.5	(1.0)	14.0	(1.9)	12.1	(2.7)
Investments[2]	158.4	158.1	161.4	158.5	410.1	401.6	357.5	349.4
Net gain on extinguishment of debt	6.4	6.4	0	0	6.4	6.4	0	0
Interest expense	NA	(31.9)	NA	(35.3)	NA	(102.2)	NA	(103.7)

Consolidated total	$3,769.5	$387.2	$3,611.3	$372.0	$11,121.7	$1,139.0	$10,663.0	$1,102.6

[1]

Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in the third quarter 2010 and 90% in all other periods; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

[2]	Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

NA = Not Applicable

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from insurance operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for our underwriting operations:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	6.9%	93.1	6.1%	93.9	8.3%	91.7	7.7%	92.3
Direct	5.3	94.7	7.0	93.0	5.6	94.4	7.5	92.5
Total Personal Lines	6.2	93.8	6.4	93.6	7.2	92.8	7.6	92.4
Commercial Auto	15.1	84.9	12.7	87.3	12.5	87.5	13.5	86.5
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.1	92.9	7.3	92.7	7.8	92.2	8.4	91.6

[1]	Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income — Total comprehensive income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2010	2009	2010	2009
Net income	$261.6	$269.9	$769.1	$752.5
After-tax changes (excluding cumulative effect adjustment in 2009) in:[1]
Non-credit related OTTI losses[2]	0	(8.0)	(6.2)	(23.5)
Additional credit-related OTTI losses recognized on previously recorded non-credit losses	.1	0	2.7	0

Net non-credit related OTTI losses[3]	.1	(8.0)	(3.5)	(23.5)
Sales/valuation changes on previously recorded non-credit related losses	2.8	13.9	16.1	9.6

Net non-credit related OTTI losses, adjusted for valuation changes	2.9	5.9	12.6	(13.9)
Other net unrealized gains (losses) on securities	225.8	353.6	339.9	593.4

Total net unrealized gains (losses) on securities	228.7	359.5	352.5	579.5
Net unrealized gains on forecasted transactions	(4.6)	(.9)	(6.2)	(1.9)
Foreign currency translation adjustment	.5	0	(.3)	0

Comprehensive income	$486.2	$628.5	$1,115.1	$1,330.1

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

[2]	Amounts represent the portion of OTTI losses recognized in other comprehensive income during the period.
[3]

A positive amount for the period reflects credit losses reclassified from other comprehensive income that exceeded the amount of non-credit OTTI losses recognized in other comprehensive income during the period.

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2010, the Gainshare factor was 1.65. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (see Note 8—Comprehensive Income) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and is subject to the above limitations, the Board is expected to declare the 2010 annual dividend in December 2010, with a record date in January 2011 and payment shortly thereafter.

In February 2010, Progressive paid $.1613 per common share, pursuant to a December 2009 declaration by the Board of Directors under our annual variable dividend policy. No dividend was declared for 2008, since we generated a comprehensive loss for the year. For the nine months ended September 30, 2010, our after-tax comprehensive income was $1,115.1 million, which is higher than the $542.8 million of after-tax underwriting income for the same period.

See Note 12 – Subsequent Event for further dividend information.

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

Note 11 New Accounting Standards — In October 2010, the Financial Accounting Standards Board issued an accounting standard update related to the accounting for the deferral of costs associated with the successful acquisition or renewal of insurance contracts. This standard is intended to help reduce diversity in practice and is effective for fiscal years beginning after December 15, 2011 (January 2012 for calendar year companies). We are currently analyzing the impact this standard will have on our financial condition, cash flows, and results of operations.

Note 12 Subsequent Event — On October 21, 2010, Progressive’s Board of Directors declared an extraordinary cash dividend of $1.00 per common share, payable on December 29, 2010 to shareholders of record at the close of business on December 20, 2010. This extraordinary cash dividend would be in the aggregate amount of approximately $663 million based upon the number of common shares outstanding at September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

During the third quarter 2010, our underwriting operations continued to generate solid growth in both premiums written and policies in force. The Progressive Corporation’s insurance subsidiaries produced underwriting profitability of 7.1%, or $255.0 million. We generated net income of $261.6 million for the third quarter 2010, compared to $269.9 million for the same period last year; net income per share was $0.40 for both periods. Despite repurchasing $222.9 million of debt during the quarter, our total capital increased $188.3 million, including net unrealized gains on our portfolio of $228.7 million during the third quarter. Our total capital was $8.7 billion at September 30, 2010.

A. Operations

During the third quarter 2010, we realized a year-over-year increase in net premiums written of 5%, with our Agency and Direct businesses growing 2% and 10%, respectively, and our Commercial Auto business declining 4%. Net premiums earned, which lags written premiums, grew 4% on a quarter-over-prior-year-quarter basis. Companywide policies in force grew 7%, with Personal Lines up 7% and Commercial Auto business down 1%.

Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates and mix of business), and customer retention. On a quarter-over-prior-year-quarter basis, our Personal Lines business saw an increase in both new and renewal applications of 4% and 7%, respectively, while our Commercial Auto business saw new and renewal applications both decline 1% for the quarter.

Within Personal Lines, both our Agency and Direct auto businesses experienced increases in new and renewal applications, with the largest percentage increase coming from our Direct auto renewal business. We believe that the increase in Personal Lines new applications reflects the effect of initiatives discussed below, as well as increased advertising spend in 2010 to encourage consumers to shop with us. The increase in renewal applications reflects the new business growth we experienced in 2009, as well as our retention efforts (e.g., rate stability and loyalty program) and our focus on attracting customers who tend to stay with us longer.

We continued to see the impact of the economy on our Commercial Auto business with total new applications down in the third quarter 2010, compared to the same period last year, despite many states, although not our larger states, generating new business growth in the quarter. We believe that it will take time for the economy to significantly rebound, especially in the housing and construction sectors.

We continue our work on several initiatives aimed at providing consumers with distinctive new insurance options, which also helps spur growth. These initiatives include:

•	Name Your Price®, which is a program that provides Direct auto customers the opportunity, within certain parameters, to select the price they would like to pay for auto insurance

•	new product models in our auto business, which are designed to help improve competitiveness through further price segmentation

•	the expansion of SnapshotSM (formerly MyRate®), our usage-based insurance product, and

•	increased focus on the segment of customers who like to bundle their auto and homeowners policies.

On a year-over-year basis, for the third quarter 2010, written premium per policy remained relatively flat in our Agency auto business, but decreased about 3% in Direct auto. The decrease in Direct auto continues to reflect a shift in the mix of business to customers with lower average premiums, which can be the result of a number of factors, including state mix, drivers with proof of prior insurance, and older age vehicles. Commercial Auto continued to see declines in premiums per policy during the third quarter similar to that experienced during the first half of 2010 and throughout 2009, primarily reflecting the continued effect of the economy on our commercial customers who are selecting fewer coverages, as well as changes in our mix of business to lower average premium policies. The special lines products (e.g., motorcycles, RVs, and boats) average written premium was down about 3% on a quarter-over-prior-year-quarter basis, reflecting factors such as customers selecting lower limits and insuring older vehicles, as well as rate decreases.

On a companywide basis, we continued to grow our policies in force in our personal auto and special lines products, while the number of Commercial Auto policies continued to decline. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 14%, or about 443,000 more policies than at the end of the third quarter last year. Agency auto and special lines policies in force grew 3% and 5%, respectively.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Through the end of the third quarter 2010, on a year-over-year basis, our policy life expectancy was up 8% for our Agency auto business and 2% for Direct auto, but was down 4% for our special lines products and remained relatively flat in our Commercial Auto business.

Our 7.1% companywide underwriting profit margin for the third quarter 2010 exceeded our target of 4% and was 0.2 points lower than in the third quarter 2009. All of the businesses contributed to these strong results. During the third quarter 2010, we experienced $109.3 million, or 3.0 points, of favorable prior accident year development, with $43.4 million of the development derived from adjustments made by our actuarial department and the remaining $65.9 million from all other development (e.g., claims settling for less than reserved). Nearly two-thirds of the development was in our Personal Lines business, with the balance in Commercial Auto. On a year-over-year basis, for the third quarter 2010, we experienced decreases of about 3% in severity for our personal auto products, while frequency was relatively flat.

B. Investments and Capital Management

The fair value of our investment portfolio was $16.4 billion at September 30, 2010. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), with the balance (75%-100%) of our portfolio in Group II securities (i.e., all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments). At September 30, 2010, our portfolio was allocated 23% to Group I and 77% to Group II, compared to 20% and 80%, respectively, at December 31, 2009, with additions to our common stock portfolio accounting for nearly 70% of the increase in Group I securities.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 3.3% for the third quarter 2010. We experienced gains in both our common stock and fixed-income portfolios, with FTE total returns of 11.7% and 2.6%, respectively. At September 30, 2010, the fixed-income portfolio had a weighted average credit quality of AA. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. Our current duration is 2.0 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At September 30, 2010, our total capital (debt plus equity) was $8.7 billion, up from the $8.5 billion held at June 30, 2010. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service. During the third quarter 2010, we completed a Tender Offer for, and repurchased $222.9 million principal amount of, our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067. The total cost of the Tender Offer and Consent Solicitation (discussed below) was $214.3 million. The net gain from the transaction was $6.4 million. See Financial Condition and Note 4 – Debt for further discussion.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2010 and 2009, operations generated positive cash flows of $1,677.9 million and $1,415.1 million, respectively. During the third quarter 2010, we repurchased 5.0 million of our common shares at a total cost of $98.2 million (average cost of $19.65 per share). Year-to-date, we have repurchased 10.7 million common shares at a total cost of $205.5 million (average cost of $19.13 per share).

During July 2010, we repurchased $222.9 million in the aggregate principal amount of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “Debentures”) upon expiration of a Tender Offer that began in June 2010.

In addition, to satisfy a condition of the Tender Offer, during June 2010, we solicited and received consents of holders of a majority of our 6.25% Senior Notes due 2032 (the “2032 Notes”), which allowed us to terminate the Replacement Capital Covenant (the “RCC”) that was granted in connection with the issuance of the Debentures. The RCC was originally entered into by Progressive in June 2007 for the benefit of the holders of the 2032 Notes. Under the RCC, we agreed that we would not repay, redeem, defease, or purchase all or any part of the Debentures before June 15, 2047, unless Progressive was to obtain a specified portion of the funds used in the transaction through the sale of its common shares or certain other equity or equity-like securities. The termination of the RCC provides us with greater flexibility in our capital planning since we no longer need to issue equity in order to retire or repurchase the remaining Debentures.

The total cost of the Consent Solicitation and debt Tender Offer, including all associated fees, was $214.3 million, resulting in a net gain of $6.4 million on the debt extinguishment. See Note 4 - Debt for additional information. In addition, we reclassified $5.8 million (pretax) from accumulated other comprehensive income (balance sheet) to net realized gains (losses) on securities (income statement), reflecting the portion of the unrealized gain on forecasted transactions that was related to the Debentures that were extinguished pursuant to the Tender Offer.

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

At all times during 2009 and the first nine months of 2010, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At September 30, 2010, we held total capital (debt plus equity) of $8.7 billion at book value, compared to $7.9 billion at December 31, 2009 and $7.7 billion at September 30, 2009.

The combination of strong operating and investment results have increased the amount of capital in our third layer to a level that allowed our Board of Directors to declare an extraordinary cash dividend of $1.00 per common share, payable on December 29, 2010 to shareholders of record at the close of business on December 20, 2010. This extraordinary cash dividend would be in the aggregate amount of approximately $663 million based on the number of common shares outstanding at September 30, 2010. The declaration of this dividend is consistent with our published policy of returning capital to shareholders when appropriate.

Short-Term Borrowings

During the nine months ended September 30, 2010 and 2009, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4—Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

B. Commitments and Contingencies

Contractual Obligations

During the first nine months of 2010, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Other

We currently have no significant construction underway.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	2010	2009	% Change	2010	2009	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,914.1	$1,873.1	2	$5,791.6	$5,607.6	3
Direct	1,454.1	1,316.5	10	4,272.6	3,799.2	12

Total Personal Lines	3,368.2	3,189.6	6	10,064.2	9,406.8	7
Commercial Auto	347.0	360.5	(4)	1,133.7	1,183.9	(4)
Other indemnity	.2	3.4	(94)	2.9	14.3	(80)

Total underwriting operations	$3,715.4	$3,553.5	5	$11,200.8	$10,605.0	6

NET PREMIUMS EARNED
Personal Lines
Agency	$1,859.6	$1,819.3	2	$5,550.4	$5,463.1	2
Direct	1,367.3	1,224.9	12	4,019.0	3,601.6	12

Total Personal Lines	3,226.9	3,044.2	6	9,569.4	9,064.7	6
Commercial Auto	369.9	395.4	(6)	1,110.4	1,211.0	(8)
Other indemnity	3.1	5.8	(47)	11.4	17.7	(36)

Total underwriting operations	$3,599.9	$3,445.4	4	$10,691.2	$10,293.4	4

Net premiums written represent the premiums generated from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention.

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2010	2009	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,467.0	4,324.1	3
Direct auto	3,565.4	3,122.2	14

Total auto	8,032.4	7,446.3	8
Special lines[1]	3,662.1	3,493.1	5

Total Personal Lines	11,694.5	10,939.4	7

Commercial Auto	518.4	524.9	(1)

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. We experienced the following growth in new and renewal applications:

	Growth Over Prior Year
	Quarter		Year-to-date
	2010	2009	2010	2009
Personal Lines:
New applications	4%	7%	11%	4%
Renewal applications	7%	5%	8%	4%
Commercial Auto:
New applications	(1)%	(7)%	1%	(12)%
Renewal applications	(1)%	(2)%	(3)%	1%

Our Personal Lines business generated a significant increase in new applications for the first nine months of 2010, compared to last year, reflecting solid growth in new applications for both our Direct and Agency auto businesses, as well as our special lines products. Increases in new applications were generated throughout the year-to-date period, but the rates of growth for the third quarter were more modest than those achieved in the first half of the year. Year-to-date, we have seen an increase in quoting activity in both our Agency and Direct businesses. Although we are unable to definitively identify what is driving this increase, we believe that our advertising campaign, product enhancements, and brand-building efforts, along with customers evaluating their choices in response to the current economy, may be contributors. Our Commercial Auto business experienced a slight decrease in new applications for the third quarter 2010, compared to the same period last year, but new applications are up slightly year-to-date. This business continues to be affected by the economic downturn, particularly in the housing and construction sectors. In the second quarter 2010, Wisconsin implemented mandatory insurance, which had about a 2% favorable effect on new Personal Lines applications for the year and a minimal effect on new Commercial Auto applications.

We continue to pursue initiatives aimed at providing consumers with distinctive new auto insurance options. During the third quarter 2010, we continued the countrywide rollout of a program, which was introduced in 2008, called Name Your Price®, whereby Direct auto consumers receive recommended coverages from which they are then able to design a quote based on the price they would like to pay for their auto insurance; we then will tell them the level of coverage that price provides. We added one additional state during the quarter, bringing the total number of jurisdictions with Name Your Price to 49; we expect to offer this program in the last two states, North Carolina and Tennessee, by the end of 2010.

During the first nine months of 2010, we also continued the rollout of new auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. We introduced these models in 4 additional states in the third quarter 2010, bringing the total number of states to 14. We plan to continue the rollout to about 5-10 additional states during the remainder of 2010 with additional states during 2011.

In addition, Snapshot SM, our usage-based insurance product, is now available to Direct auto customers in 24 states, including 5 states added since the end of the second quarter 2010, and Agency auto customers in 12 of these 24 states. We plan to continue expansion of Snapshot into about 15 additional states, depending on regulatory approval and business results, over the next nine months.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, the program in which we “bundle” our auto product with property insurance provided by one of three unaffiliated insurance carriers, is becoming an integral part of our consumer offerings. The program is currently available to Agency customers in 42 states and Direct customers in 48 states and the District of Columbia; this program is not available to Direct customers in Florida and Alaska. In addition, we are focused on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

During both the third quarter and first nine months of 2010, personal auto written premium per policy decreased 1-2%, despite a slight increase in rates in 2010, primarily reflecting shifts in the mix of business. On a year-over-year basis, our Agency auto business written premium per policy remained relatively flat on both new and renewal business for both the third quarter and first nine months of 2010. Our Direct auto premium per policy decreased about 3-4% for the third quarter and year-to-date 2010 for both new and renewal business, as compared to the same periods last year. The decrease in our Direct auto premium per policy continues to reflect a shift in the mix of business to customers with lower average premiums, which can be the result of a number of factors, including state mix, drivers with proof of prior insurance, and older age vehicles. We believe our pricing levels are aligned with our profitability targets, but we remain ready to react quickly, and as often as necessary, should trends change.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. Our policy life expectancy measures for both our Agency and Direct personal auto products are now higher than the same measures a year ago by approximately 8% and 2%, respectively, while policy life expectancies for our Commercial Auto business remained flat and was down 4% for our special lines products, compared to the end of the third quarter 2009. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our current customers.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(millions)	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$127.6	6.9%	$110.0	6.1%	$462.6	8.3%	$419.8	7.7%
Direct	72.0	5.3	86.0	7.0	226.2	5.6	270.7	7.5

Total Personal Lines	199.6	6.2	196.0	6.4	688.8	7.2	690.5	7.6
Commercial Auto	55.9	15.1	50.4	12.7	138.9	12.5	162.9	13.5
Other indemnity[1]	(.5)	NM	3.4	NM	7.4	NM	6.2	NM

Total underwriting operations	$255.0	7.1%	$249.8	7.3%	$835.1	7.8%	$859.6	8.4%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, our underwriting profit margin remained relatively flat for the third quarter and decreased 0.6 points for the first nine months of 2010, but exceeded our long-term profitability target of 4%. The year-to-date decrease in underwriting profitability reflects increased advertising expenditures, as well as increases in our Gainsharing accrual, partially offset by greater prior accident year favorable development.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and other indemnity businesses, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2010	2009	Change	2010	2009	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	71.5	72.5	(1.0) pts.	70.2	71.1	(.9) pts.
Underwriting expense ratio	21.6	21.4	.2 pts.	21.5	21.2	.3 pts.

Combined ratio	93.1	93.9	(.8) pts.	91.7	92.3	(.6) pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	71.6	71.8	(.2) pts.	71.7	71.6	.1 pts.
Underwriting expense ratio	23.1	21.2	1.9 pts.	22.7	20.9	1.8 pts.

Combined ratio	94.7	93.0	1.7 pts.	94.4	92.5	1.9 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	71.6	72.3	(.7) pts.	70.8	71.3	(.5) pts.
Underwriting expense ratio	22.2	21.3	.9 pts.	22.0	21.1	.9 pts.

Combined ratio	93.8	93.6	.2 pts.	92.8	92.4	.4 pts.

Commercial Auto
Loss & loss adjustment expense ratio	62.5	65.9	(3.4) pts.	65.0	65.2	(.2) pts.
Underwriting expense ratio	22.4	21.4	1.0 pts.	22.5	21.3	1.2 pts.

Combined ratio	84.9	87.3	(2.4) pts.	87.5	86.5	1.0 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	70.6	71.4	(.8) pts.	70.3	70.5	(.2) pts.
Underwriting expense ratio	22.3	21.3	1.0 pts.	21.9	21.1	.8 pts.

Combined ratio	92.9	92.7	.2 pts.	92.2	91.6	.6 pts.

Accident year loss & loss adjustment expense ratio[3]	73.6	73.9	(.3) pts.	72.8	71.2	1.6 pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $(0.5) million and $3.4 million for the three months ended September 30, 2010 and 2009, respectively, and $7.4 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively; see the Other Indemnity section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio, which reflects the calendar year ratio adjusted for any prior accident years development, includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2010	2009	2010	2009
Change in net loss and LAE reserves	$57.1	$100.2	$179.0	$118.4
Paid losses and LAE	2,486.3	2,359.7	7,331.0	7,141.1

Total incurred losses and LAE	$2,543.4	$2,459.9	$7,510.0	$7,259.5

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

In the third quarter 2010, our total loss and loss adjustment expense ratio decreased 0.8 points, compared to the same period last year, primarily reflecting more favorable development in 2010 compared to 2009. On an accident year basis, our loss and loss adjustment expense ratio was up year-over-year, primarily reflecting lower average earned premium per vehicle and higher frequency in our Commercial Auto business. The following table shows the catastrophe losses incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2010	2009	2010	2009
Catastrophe losses incurred	$22.8	$37.5	$77.4	$90.2

Increase to combined ratio	.6 pts.	1.1 pts.	.7 pts.	.9 pts.

The following discussion on our severity and frequency trends excludes the impact from comprehensive coverage due to the volatility related to certain types of losses, such as catastrophe losses and glass claims.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) decreased about 3% on a quarter-over-prior-year-quarter basis, with a decrease in bodily injury severity being the largest contributor. On a year-to-date basis, severity decreased about 1% compared to last year, with bodily injury severity decreasing and personal injury protection (PIP) severity increasing. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary with changes in our mix of business by policy limits and coverages.

Our incurred personal auto accident frequency on a calendar-year basis was relatively flat for both the third quarter and first nine months of 2010, compared to the same periods last year. On a quarter-over-prior-year-quarter basis, frequency for both our property damage and bodily injury coverages increased slightly, while PIP frequency was down and collision was flat. For the year-to-date period, frequency for our liability coverages (bodily injury, property damage, and PIP) increased slightly, while collision was down slightly. Frequency in our Commercial Auto business was up year-over-year, primarily reflecting the low frequency incurred in 2009 due to prior years’ downturn in the economy. We cannot predict with certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to more accurately reserve for our loss exposure.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2010	2009	2010	2009
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$43.4	$5.9	$116.1	$(3.1)
Current accident year	15.3	(32.9)	51.7	(49.8)

Calendar year actuarial adjustment	$58.7	$(27.0)	$167.8	$(52.9)

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$43.4	$5.9	$116.1	$(3.1)
All other development	65.9	81.2	155.1	77.1

Total development	$109.3	$87.1	$271.2	$74.0

Decrease to calendar year combined ratio	3.0 pts.	2.5 pts.	2.5 pts.	.7 pts.

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

As reflected in the table above, we experienced favorable development in both the third quarter and first nine months of 2010 and 2009. Nearly 80% of the favorable development in 2010 was attributable to accident year 2009. The 2009 favorable year-to-date prior year reserve development was attributable to favorable development for accident year 2008 and accident years 2006 and prior; the development for accident year 2007 was unfavorable.

For the third quarter and first nine months of 2010, about two-thirds of our favorable development was in our Personal Lines business, with the remainder in our Commercial Auto business. The development partially reflected favorable settlement of larger losses (e.g., claims settling for less than reserved). Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimates are the result of what we observed in the underlying data as it developed. In addition, during the third quarter 2010, the reserves for our defense and cost containment expenses also continued to develop favorably, primarily reflecting fewer cases being litigated, the continued decrease in our use of outside defense attorneys, and greater utilization of our in-house counsel. Our incurred but not recorded (IBNR) reserves also developed favorably during the third quarter 2010, due to lower severity and frequency of these claims.

For the third quarter 2009, our favorable development was primarily in our personal auto product; however, both our commercial auto and special lines products also contributed to the favorable development. The favorable development reflected losses settling for less than previously reserved, particularly in our higher limit bodily injury coverages, as well as favorable run-off of our loss adjustment expense reserves, principally defense and cost containment expense reserves. For the first nine months of 2009, the favorable development was split almost equally between our Personal Lines and Commercial Auto businesses.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2010.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased 1.0 points and 0.8 points for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods last year. The increase primarily reflects a significant increase in advertising expenditures for both the third quarter and first nine months of 2010, compared to 2009, and increases in our Gainsharing accrual, reflecting strong underwriting performance in 2010. We continued to see improved customer retention in our personal auto products and a solid increase in companywide policies in force per employee, which helped mitigate the higher advertising costs.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	6%	7%
Net premiums earned	6%	6%
Policies in force		7%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles, and represented 91% and 90% of our total net premiums written in the third quarter and first nine months of 2010, respectively, compared to 90% and 89% in the same periods last year, respectively. We currently write our Personal Lines products in all 50 states, although we only offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 91% and 89% of our total Personal Lines net premiums written in the third quarter and first nine months of 2010, respectively, and 89% of the Personal Lines net premiums written for both the three- and nine-month periods ended September 30, 2009. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the third quarter last year, policies in force grew 8% for auto and 5% for special lines products. In addition, for the third quarter and first nine months of 2010, net premiums written increased 7% and 8%, respectively, for auto, while net premiums written for our special lines products declined 8% in the third quarter 2010 and increased 2% year-to-date, over the same periods in 2009.

Our total Personal Lines business generated a combined ratio of 93.8 and 92.8 for the third quarter and first nine months of 2010, respectively, compared to 93.6 and 92.4 last year. In the third quarter 2010, 46 states were profitable for our personal auto business, including 9 of our 10 largest auto business states; 44 states were profitable year-to-date 2010, including 8 of our 10 largest auto business states. The special lines products had an unfavorable impact of about 1.5 points on the total Personal Lines combined ratio for both the third quarters of 2010 and 2009, compared to a favorable effect of about 0.5 to 1.0 points for the first nine months of both years. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

		Growth over prior year
		Quarter	Year-to-date
Net premiums written		2%	3%
Net premiums earned		2%	2%
Auto:	new applications	2%	7%
	renewal applications	4%	3%
	policies in force		3%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. In the three- and nine-month periods ended September 30, 2010, we generated new Agency auto application growth in 29 states and 36 states and the District of Columbia, respectively, compared to last year; 7 of our top 10 Agency auto states experienced an increase for the quarter. Written premium per policy on both new and renewal Agency auto business was relatively flat for both the third quarter and first nine months of 2010, as compared with the same periods last year.

Within the Agency business, we are continuing to see a shift, but to a lesser extent, from traditional agent quoting to quotes generated through third-party comparative rating systems, where our rates are quoted more often, but the conversion rate (i.e., converting a quote to a sale) is significantly lower. On a year-over-year basis, for both the third quarter and first nine months of 2010, we saw an increase in the total number of quotes. We believe the increase in quoting activity reflects increased consumer shopping and our efforts with agents to make our competitive alternatives more visible. The rate of conversion for both the third quarter and first nine months of 2010 was relatively flat, compared to the same periods last year.

The Direct Business

		Growth over prior year
		Quarter	Year-to-date
Net premiums written		10%	12%
Net premiums earned		12%	12%
Auto:	new applications	6%	15%
	renewal applications	17%	16%
	policies in force		14%

The Direct business includes business written directly by Progressive online and over the phone. For the third quarter 2010, compared to the same period last year, we experienced an increase in new Direct auto applications in 41 states and the District of Columbia; 7 of our top 10 Direct auto states experienced an increase. For the first nine months of 2010, 45 states and the District of Columbia had an increase in new Direct auto applications. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down about 3% for both the three- and nine-month periods ended September 30, 2010, compared to the same periods last year, reflecting decreases in written premium per policy on both new and renewal auto business. This decrease primarily reflects shifts in our mix of business (e.g., state mix, drivers with proof of prior insurance, and older vehicle age), which has resulted in lower premiums.

On a year-over-year basis, the total number of quotes in the Direct business decreased slightly for the third quarter 2010, reflecting a slight decrease in Internet quotes. Quotes generated via the phone increased slightly for the quarter. For the first nine months of 2010, the total number of quotes in the Direct business is up modestly over the same period last year, reflecting increases in both Internet and phone quotes. The Internet, which is already the largest portion of our Direct business, continues to be the fastest growing. The overall Direct business conversion rate increased significantly for both the third quarter and year-to-date 2010, compared to the same periods last year, led by increases in the conversion rate for Internet-initiated business.

Advertising expenditures increased significantly in the third quarter and first nine months of 2010, compared to the same periods last year, which contributed to the higher expense ratio for Direct.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(4)%	(4)%
Net premiums earned	(6)%	(8)%
New applications	(1)%	1%
Renewal applications	(1)%	(3)%
Policies in force		(1)%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the third quarter and first nine months of 2010, the Commercial Auto business represented 9% and 10%, respectively, of our total net premiums written, compared to 10% and 11%, respectively, for the third quarter and first nine months last year. This business is primarily distributed through independent agents and operates in the business auto and truck markets. The business auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by artisans, such as contractors, landscapers, and plumbers, and a variety of other small businesses. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a year-over-year basis, total written premium per policy decreased 6% for the third quarter and 7% for the first nine months of 2010. Decreases in both new and renewal written premium per policy contributed to the overall decrease for both periods. Although we have been increasing rates in our Commercial Auto business, written premium per policy is decreasing primarily due to shifts in our mix of business to lower average premium policies (e.g., more liability-only policies, lower limit policies, and customers with a lower risk profile).

On a quarter-over-prior-year-quarter basis, Commercial Auto’s expense ratio increased 1.0 point due to information technology costs and an increase in the Gainsharing accrual.

E. Other Indemnity

Our other indemnity businesses represent less than 1% of our net premiums written and consist of managing our run-off businesses, which includes the run-off of our professional liability insurance for community banks, principally directors and officers liability insurance.

The other businesses generated an underwriting profit of $7.4 million for the first nine months of 2010. This profit primarily reflects the sale of our professional liability insurance businesses at the end of the first quarter 2010. Pursuant to our agreement with the purchaser of this business, for an agreed upon period after the closing of the sale, we will continue to write policies on this business. From August 1, 2009 through June 30, 2010, the substantial majority of the business written was 100% reinsured. Beginning in July 2010, all new and renewal business is 100% reinsured. Subject to applicable reinsurance arrangements, the activity for these claims-made policies is reported as part of our “other businesses.”

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

Our service businesses also include our alliance with three unaffiliated homeowner insurance companies, of which one company services our Agency customers, one services our Direct customers, and the third is available to both businesses. Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, new and existing Progressive Agency and Direct customers home, condo, and renters insurance underwritten by these homeowner’s insurance companies. For the policies written in our Direct business, we receive commissions, which are used to mitigate the expenses associated with maintaining this program. This program is available to our Personal Lines customers in 48 states and the District of Columbia; it is not currently available in Alaska or Florida.

Our service businesses generated an operating loss in both the three and nine months ended September 30, 2010 and 2009, reflecting the continuing downturn in the involuntary commercial auto market.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2010 and 2009, and at December 31, 2009, our income taxes were in a net asset position.

Our net deferred tax asset was $223.4 million at September 30, 2010, compared to $557.7 million at September 30, 2009, and $420.0 million at December 31, 2009. The decrease in the deferred tax asset since September 30, 2009 and December 31, 2009 is primarily due to the net unrealized gains in our investment portfolio since those dates.

At both September 30, 2010 and 2009 and December 31, 2009, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

During the third quarter 2009, our provision for income taxes reflected the reversal of the remaining $18.0 million of the $35.0 million valuation allowance that was originally established in the first quarter 2009 and had been partially reversed during the second quarter 2009. The reversal reflected the improved market conditions during the period.

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

There have been no material changes in our uncertain tax positions during the quarter ended September 30, 2010.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2010
Fixed maturities	$12,085.8	73.8%	2.4	AA
Nonredeemable preferred stocks	1,189.4	7.3	1.2	BBB
Short-term investments - other	1,815.5	11.1	<1	AAA-

Total fixed-income securities	15,090.7	92.2	2.0	AA
Common equities	1,285.3	7.8	na	na

Total portfolio[2,3]	$16,376.0	100.0%	2.0	AA

September 30, 2009
Fixed maturities	$11,729.9	80.0%	2.8	AA+
Nonredeemable preferred stocks	1,244.8	8.4	1.5	BBB
Short-term investments - other	1,227.9	8.4	<1	AA+

Total fixed-income securities	14,202.6	96.8	2.5	AA
Common equities	466.6	3.2	na	na

Total portfolio[2,3]	$14,669.2	100.0%	2.5	AA

December 31, 2009
Fixed maturities	$11,563.4	78.6%	2.6	AA+
Nonredeemable preferred stocks	1,255.8	8.5	1.5	BBB
Short-term investments - other	1,078.0	7.3	<1	AAA-

Total fixed-income securities	13,897.2	94.4	2.3	AA
Common equities	816.2	5.6	na	na

Total portfolio[2,3]	$14,713.4	100.0%	2.3	AA

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

[2]	At September 30, 2010 and 2009, and December 31, 2009, we had $54.9 million, $135.1 million, and $7.7 million, respectively, of net unsettled security transactions offset in other liabilities.
[3]

The total fair value of the portfolio at September 30, 2010 and 2009, and December 31, 2009 included $1.6 billion, $0.9 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Unrealized Gains and Losses

As of September 30, 2010, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,204.2 million, compared to $481.7 million and $661.8 million at September 30, 2009 and December 31, 2009, respectively. Since September 30, 2009, the fixed-income portfolio had a $628.1 million increase in net unrealized gains as a result of price appreciation throughout the portfolio. During the same period, our common stock portfolio’s valuation increased $94.4 million, the result of positive returns in the equity market. During the first nine months of 2010, our fixed-income portfolio generated net unrealized gains of $489.6 million, with positive valuation movement in all sectors within our fixed-income portfolio. The net unrealized gains in the common stock portfolio increased $52.8 million during the same period, reflecting positive returns in the broad equity market. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets, were comprised of the following:

	September 30, 2010		September 30, 2009		December 31, 2009
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$13,023.1	93.7%	$12,393.8	95.6%	$12,034.6	95.2%
Long term	38.3	.3	21.8	.2	17.8	.1
Non-investment-grade fixed maturities[2]	839.9	6.0	542.2	4.2	589.0	4.7

Total	$13,901.3	100.0%	$12,957.8	100.0%	$12,641.4	100.0%

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

Approximately 90% of the increase in dollar amount of our non-investment-grade fixed maturities as compared to September 30, 2009 and December 31, 2009 resulted equally from credit downgrades, primarily in our residential asset-backed portfolio, and security purchases in our non-financial sector corporate debt portfolio. The balance of the increase is due to strong improvement in the market prices of these securities. The new acquisitions in our non-financial corporate debt portfolio have a duration of 3.4 years. We believe these securities offer a solid return potential with an attractive risk/return profile.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 2.0 years at September 30, 2010, compared to 2.5 years at September 30, 2009, and 2.3 years at December 31, 2009. The reduction in duration from the prior year reflects our decision to reduce the overall portfolio valuation risk exposure to a rise in interest rates from their current low levels. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2010	September 30, 2009	December 31, 2009
1 year	25.9%	21.3%	18.1%
2 years	18.0	23.9	21.8
3 years	21.7	23.9	20.7
5 years	24.8	21.7	27.5
10 years	9.6	9.2	11.9

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining a minimum average portfolio credit quality rating of A+, as defined by nationally recognized rating agencies. Beginning late in the second quarter 2009 and continuing through the third quarter 2010, as our capital position and the economic outlook improved, we added investment-grade, short- to intermediate-term securities primarily in the non-financial corporate, asset-backed, and municipal sectors. We also added non-investment-grade, non-financial corporate securities during the first nine months of 2010. We limit our Group I investments (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), to between 0% and 25% of the portfolio.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2010	September 30, 2009	December 31, 2009
AAA	55.3%	60.3%	60.1%
AA	12.4	10.6	11.6
A	8.4	14.1	12.1
BBB	16.5	9.4	9.9
Non-rated/other	7.4	5.6	6.3

Total fixed-income portfolio	100.0%	100.0%	100.0%

Approximately 75% of the increase in the BBB category since September 30, 2009 and December 31, 2009 was due to security purchases in our corporate debt portfolio (as discussed above), with the balance from credit downgrades and valuation increases in our preferred stock portfolio. The non-rated/other category increase from September 30, 2009 and December 31, 2009 is due to (i) purchases of non-financial corporate debt securities, (ii) credit downgrades primarily in our asset-backed portfolios, and (iii) valuation increases (primarily in our preferred stock and asset-backed portfolios).

Our portfolio is also exposed to concentration risk. Our investment constraints, which were revised in 2009, limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds was reduced to 6% of shareholders’ equity. As of September 30, 2010, the investment portfolio exceeded the 1.25% limitation, also revised last year to its current level, on several preferred stocks and/or non-investment-grade positions. Prior to the new guidelines being adopted, all sectors of the portfolio were within investment constraint guidelines. These positions within the portfolio will continue to be outside this guideline for a period of time as management works to bring the portfolio within this guideline, the timing of which will be influenced by many factors, including market price and liquidity levels. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. Additionally, we consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds.

We also monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first nine months of 2010, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk).

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of September 30, 2010, all of our preferred securities continued to pay fully and timely dividends.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and sufficient to meet expected liquidity requirements. As of September 30, 2010, we held $5.3 billion of U.S. Treasury and short-term securities, compared to $5.9 billion at year-end 2009 and $6.6 billion at the end of the third quarter 2009. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $415.0 million, or 4%, and $1,649.6 million, or 17%, of our non-U.S. Treasury and short-term, fixed-income portfolio to repay principal during the remainder of 2010 and all of 2011, respectively. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2010:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,202.7	1.4
Two to five years	1,242.5	3.4
Five to nine years	1,076.5	6.5

Total U.S. Treasury Notes	3,521.7	3.7

Interest Rate Swaps
Five to nine years ($713 notional value)	0	(7.3)

Total U.S. government obligations	$3,521.7	2.4

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

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2010
Collateralized mortgage obligations[1]	$388.7	$(.5)	11.0%	1.0	A

Commercial mortgage-backed obligations	1,469.6	51.3	41.7	2.1	AA+
Commercial mortgage-backed obligations: interest-only	398.0	15.3	11.3	1.3	AAA-

Subtotal commercial mortgage-backed obligations	1,867.6	66.6	53.0	1.9	AA+

Other asset-backed securities:
Automobile	643.7	11.9	18.3	1.2	AAA
Credit card	187.0	3.6	5.3	1.8	AAA-
Home equity (sub-prime bonds)	178.0	(9.6)	5.0	.1	BBB+
Other[2]	261.1	(.7)	7.4	1.0	AAA-

Subtotal other asset-backed securities	1,269.8	5.2	36.0	1.1	AA+

Total asset-backed securities	$3,526.1	$71.3	100.0%	1.5	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2009
Collateralized mortgage obligations[1]	$346.3	$(19.2)	13.6%	1.6	A

Commercial mortgage-backed obligations	1,076.1	(19.1)	42.2	1.9	AA
Commercial mortgage-backed obligations: interest-only	458.9	(5.0)	18.0	1.5	AAA-

Subtotal commercial mortgage-backed obligations	1,535.0	(24.1)	60.2	1.7	AA+

Other asset-backed securities:
Automobile	448.0	4.8	17.6	1.6	AAA-
Credit card	11.5	0	.4	.4	BBB
Home equity (sub-prime bonds)	165.0	(60.1)	6.5	.1	A-
Other[2]	44.8	(1.7)	1.7	.5	AA-

Subtotal other asset-backed securities	669.3	(57.0)	26.2	1.1	AA+

Total asset-backed securities	$2,550.6	$(100.3)	100.0%	1.6	AA

December 31, 2009
Collateralized mortgage obligations[1]	$352.0	$(23.7)	12.4%	.6	A

Commercial mortgage-backed obligations	1,130.5	13.2	39.9	1.8	AA
Commercial mortgage-backed obligations: interest-only	459.6	4.9	16.2	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,590.1	18.1	56.1	1.7	AA+

Other asset-backed securities:
Automobile	549.9	5.7	19.4	1.5	AAA-
Credit card	81.8	(.1)	2.9	1.3	AA
Home equity (sub-prime bonds)	164.4	(51.9)	5.8	.1	A-
Other[2]	94.5	(1.3)	3.4	1.1	AA+

Subtotal other asset-backed securities	890.6	(47.6)	31.5	1.2	AA+

Total asset-backed securities	$2,832.7	$(53.2)	100.0%	1.4	AA

[1]

At September 30, 2010, amounts include $46.2 million of Alt-A, non-prime bonds (low document/no document or non-conforming prime loans) with a net unrealized gain of $1.5 million and a credit quality of A; at September 30, 2009, amounts include $28.5 million of Alt-A bonds that had a net unrealized loss of $5.8 million and a credit quality of BBB+; at December 31, 2009, amounts include $28.7 million of Alt-A bonds that had a net unrealized loss of $2.9 million and a credit quality of BBB. The remainder in all periods represents seasoned prime loans.

[2]	Includes equipment leases, manufactured housing, and other types of structured debt.

At September 30, 2010, our asset-backed securities had net unrealized gains of $71.3 million, compared to net unrealized losses of $100.3 million and $53.2 million at September 30, 2009 and December 31, 2009, respectively. Substantially all of the asset-backed securities have widely available market quotes. As of September 30, 2010, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities with most having an average life of one to three years. The underlying loans in these trusts are made to prime borrowers and the securities have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $1.3 million and $12.9 million in write-downs on these securities during the third quarter and first nine months of 2010, respectively, compared to $2.2 million and $32.3 million during the third quarter and first nine months of 2009, respectively.

Collateralized Mortgage Obligations At September 30, 2010, 11.0% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the nine months ended September 30, 2010, we recorded $1.7 million in credit loss write-downs on our CMO portfolio, including $0.4 million of Alt-A securities, due to estimated principal losses in our most recent cash flow projections. During the nine months ended September 30, 2009, we recorded $8.3 million in credit loss write-downs on our CMO portfolio, including $4.0 million of Alt-A securities. We had no write-downs in the third quarter of 2010 and 2009. The following table shows the collateralized mortgage obligations by deal origination year, along with the loan classification. In addition, the table shows a comparison of the fair value at September 30, 2010 to our original investment value (adjusted for returns of principal, amortization, and write-downs).

Collateralized Mortgage Obligations
	Deal Origination Year[1]							% of Collateralized Mortgage Obligations
($ in millions)						Pre-
Category	2010	2009	2007	2006	2005	2005	Total
Non-agency prime:
With mandatory redemption	$0	$0	$12.1	$44.4	$0	$0	$56.5	14.5%
Increase (decrease) in value	0%	0%	.4%	1.6%	0%	0%	1.3%

No mandatory redemption[2]	$52.8	$36.6	$24.4	$19.9	$89.1	$36.2	$259.0	66.7%
Increase (decrease) in value	.4%	(.1)%	(7.1)%	(5.6)%	(1.1)%	.5%	(1.4)%

Alt-A	$0	$20.9	$0	$0	$18.1	$7.2	$46.2	11.9%
Increase (decrease) in value	0%	3.5%	0%	0%	7.9%	(7.0)%	3.3%

Government/GSE[3]	$0	$0	$9.2	$0	$0	$17.8	$27.0	6.9%
Increase (decrease) in value	0%	0%	4.8%	0%	0%	3.0%	3.6%

Total	$52.8	$57.5	$45.7	$64.3	$107.2	$61.2	$388.7	100.0%

Increase (decrease) in value	.4%	1.2%	(2.9)%	(.8)%	.3%	.2%	(.1)%

[1]	We had no securities with a 2008 deal origination year.
[2]

These securities do not have mandatory redemption dates; hence, the securities will retire at the earlier of contractual maturity or projected cash flow expiration. All 2006 and 2007 securities in this category are collateralized primarily (greater than 90%) by mortgages originated in or prior to 2005. In addition, our 2010 value includes $15.7 million and $20.4 million of a 2010 re-securitization of a 2006 underlying deal and 2005 underlying deals, respectively. Also, our 2009 value reflects $11.8 million and $24.7 million of a 2009 re-securitization of a 2006 underlying deal and 2005 underlying deal, respectively.

[3]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At September 30, 2010, 41.7% of our asset-backed securities were commercial mortgage-backed securities (CMBS).

The following table details the credit quality rating and fair value of our CMBS portfolio by year of deal origination:

Commercial Mortgage-Backed Securities
($ in millions)	Rating at September 30, 2010
Deal Origination Year	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
Pre-2000	$0	$0	$0	$25.8	$25.1	$50.9	3.5%
2000	0	8.1	0	0	0	8.1	.5
2001	122.2	30.8	17.0	13.0	0	183.0	12.4
2002	102.9	0	20.9	0	0	123.8	8.4
2003	336.5	17.4	4.7	0	0	358.6	24.4
2004	242.2	22.8	4.4	3.0	7.6	280.0	19.1
2005	213.5	0	8.3	0	0	221.8	15.1
2006	103.9	0	0	0	0	103.9	7.1
2007	0	0	11.9	70.7	25.1	107.7	7.3
2010	22.4	3.1	6.3	0	0	31.8	2.2

Total fair value	$1,143.6	$82.2	$73.5	$112.5	$57.8	$1,469.6	100.0%

% of Total fair value	77.8%	5.6%	5.0%	7.7%	3.9%	100.0%

The CMBS portfolio contained 11.6% of securities that are rated BBB or lower, with a net unrealized gain of $13.3 million at September 30, 2010, and an average duration of 2.0 years.

During the three and nine months ended September 30, 2010 and 2009, we did not record any write-downs on our CMBS portfolio.

Our 2005 and 2006 deal origination (vintage) year AAA exposure shown in the table above is heavily weighted to securities with the most senior levels (over 20%) of credit support. As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005-2007. These more aggressive underwriting guidelines have led to a higher level of investor concern for deals originated in this timeframe. In the event that CMBS delinquencies continue to rise in 2010 and 2011, we believe there is an adequate level of credit support in our CMBS portfolio to protect the expected cash flows from these investments.

Our entire 2007 exposure is made up of two different types of investments. The first is a group of cell tower transactions. These bonds have a single borrower and are backed by a cross-collateralized pool of cellular phone towers throughout the United States. The group has a combined exposure of $89.8 million, and the ratings range from BBB to B. The weighted average life on these bonds is 3.1 years and the weighted average yield to maturity is 5.2%. The second 2007 exposure is a $17.9 million position that consists of two different bonds, rated A+ and BB, collateralized by a loan to a single borrower. The loan is secured by a cross-collateralized portfolio of office properties. The average life on this position is 1.4 years, assuming the borrower exercises its option to extend the final maturity.

The following table displays the amount of senior and junior AAA and A bonds that we have in the 2005 and 2006 vintages discussed above. The average credit support and delinquencies are shown in order to indicate the cushion that is available before these tranches would sustain losses.

($ in millions)				Average	Average
	Senior AAA[1]	Junior (AJ)[2]		Life (years)	Credit Support[3]	Average Delinquencies[4]	Yield to Maturity[5]
Deal Origination Year		AAA	A
2005	$198.7	$14.8	$8.3	3.4	25.9%	5.7%	3.1%
2006	$103.9	$0	$0	1.0	29.4%	6.6%	2.5%

[1]	Above 20% credit support.
[2]	Above 13% credit support.
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

Commercial Mortgage-Backed Securities: Interest Only We also held CMBS interest only (IO) securities at September 30, 2010. The IO portfolio had an average credit quality of AAA- and a duration of 1.3 years. During the three and nine months ended September 30, 2010, we recorded $0.5 million and $1.8 million, respectively, of write-downs on our interest only portfolio. We did not record any write-downs on our interest only portfolio during the same periods last year.

Commercial Mortgage-Backed Securities: Interest Only
($ in millions)
Deal Origination Year[1]	Fair Value	% of Total Exposure
Pre-2000	$3.2	.8%
2000	3.7	.9
2001	9.1	2.3
2003	8.3	2.1
2004	33.5	8.4
2005	89.4	22.5
2006	250.8	63.0

Total fair value	$398.0	100.0%

[1]	We had no securities with a 2002 deal origination year.

Planned amortization class IOs comprised 95.9% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. Since 2004, 100% of the IO securities that we have purchased were made up of this more protected class.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, which are a component of our residential mortgage-backed securities, by deal origination year, along with a comparison of the fair value at September 30, 2010, to our original investment value (adjusted for returns of principal, amortization, and write-downs). We recorded $0.8 million and $9.4 million in credit loss write-downs for the three and nine months ended September 30, 2010, respectively, compared to $2.2 million and $23.5 million for the same periods in 2009.

Home-Equity Securities
($ in millions)	Deal Origination Year					% of Home Equity Securities
Rating (date acquired)	2007	2006	2005	2004	Total

AAA (January 2008-April 2008)	$0	$0	$25.5	$0	$25.5	14.3%
Increase (decrease) in value	0%	0%	(2.9)%	0%	(2.9)%

AA (September 2007-April 2010)	$0	$0	$20.1	$14.7	$34.8	19.6%
Increase (decrease) in value	0%	0%	(2.1)%	.1%	(1.2)%

A (August 2007-March 2008)	$0	$16.4	$0	$2.2	$18.6	10.4%
Increase (decrease) in value	0%	.3%	0%	26.0%	2.8%

BBB (February 2008-April 2008)	$0	$0	$18.3	$0	$18.3	10.3%
Increase (decrease) in value	0%	0%	(8.3)%	0%	(8.3)%

Non-investment grade
(March 2007-May 2008)	$.4	$34.8	$45.3	$.3	$80.8	45.4%
Increase (decrease) in value	0%	5.2%	(16.4)%	(24.0)%	(8.3)%

Total	$.4	$51.2	$109.2	$17.2	$178.0	100.0%

Increase (decrease) in value	0%	3.6%	(9.7)%	2.1%	(5.1)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at September 30, 2010, were $1,932.3 million of state and local government obligations with an overall credit quality of AA+, excluding the benefit of credit support from bond insurance. These securities had a net unrealized gain of $67.2 million at September 30, 2010, compared to $49.8 million and $42.5 million at December 31, 2009 and September 30, 2009, respectively. During the three and nine months ended September 30, 2010 and 2009, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at September 30, 2010, without the benefit of credit or bond insurance as discussed below:

(millions)	Municipal Securities Rating
Rating	General Obligations	Revenue Bonds	Total
AAA	$272.3	$529.2	$801.5
AA	418.1	561.5	979.6
A	31.9	94.4	126.3
BBB	1.6	9.6	11.2
Other[1]	0	13.7	13.7

Total	$723.9	$1,208.4	$1,932.3

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds are $806.8 million of single family housing revenue bonds issued by state housing finance agencies, of which $463.2 million are supported by individual mortgages held by the state housing finance agencies and $343.6 million are supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 40% are collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 60% are collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating is AA. Most of these mortgages are supported by FHA, VA, or private mortgage insurance providers.

Approximately 18%, or $351.9 million (reflected in the table below), of our total municipal securities are insured general obligation or revenue bonds, with an overall credit rating of A+ as of September 30, 2010. The following table shows the composition and credit quality rating of these municipal obligations by monoline insurer at September 30, 2010. The credit quality rating represents the rating of the underlying security, excluding credit insurance, based on ratings by nationally recognized rating agencies.

(millions)	Insurance Enhanced Municipal Securities
Monoline Insurer/ Rating	General Obligations	Revenue Bonds	Total
AMBAC
AA	$58.8	$12.6	$71.4
A	11.4	0	11.4
BBB	0	4.4	4.4
Other[1]	0	.6	.6

	$70.2	$17.6	$87.8

FSA
AA	$25.7	$19.3	$45.0
A	0	16.7	16.7
Other[1]	0	13.1	13.1

	$25.7	$49.1	$74.8

MBIA
AA	$113.0	$35.8	$148.8
A	11.9	23.4	35.3
BBB	0	5.2	5.2

	$124.9	$64.4	$189.3

TOTAL
AA	$197.5	$67.7	$265.2
A	23.3	40.1	63.4
BBB	0	9.6	9.6
Other[1]	0	13.7	13.7

	$220.8	$131.1	$351.9

[1]	Includes non-investment-grade and non-rated securities.

As of September 30, 2010, the insurance-enhanced general obligation and revenue bonds had a net unrealized gain of $15.9 million, compared to $20.5 million and $21.7 million at December 31, 2009 and September 30, 2009, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the monoline insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the monoline insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at September 30, 2010, were $2,505.8 million of fixed-rate corporate securities, which had a duration of 3.4 years and an overall credit quality rating of BBB. These securities had a net unrealized gain of $108.1 million at September 30, 2010, compared to a net unrealized gain of $36.5 million and $42.0 million at December 31, 2009 and September 30, 2009, respectively. During the three and nine months ended September 30, 2010 and 2009, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector.

Corporate Securities (Rating at September 30, 2010)
Sector	AAA	AA	A	BBB	Non- Investment- Grade	% of Portfolio
Financial services	.5%	3.2%	5.8%	0%	2.7%	12.2%
Non-financial services	1.5	3.4	14.0	60.3	8.6	87.8

Total	2.0%	6.6%	19.8%	60.3%	11.3%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual preferred stocks with call dates) preferred stocks. Nonredeemable preferred stocks also include securities that have call features with fixed-rate coupons (i.e., hybrid securities), whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. At September 30, 2010, we held $599.9 million in redeemable preferred stocks and $1,189.4 million in nonredeemable preferred stocks. We made no additional investments in preferred stocks during the nine months ended September 30, 2010.

At September 30, 2010 and 2009, and December 31, 2009, our preferred stock portfolio had net unrealized gains of $577.0 million, $400.3 million, and $533.0 million, respectively. We did not have any write-downs during the three and nine months ended September 30, 2010, compared to $5.6 million and $211.9 million during the three and nine months ended September 30, 2009, respectively.

Our preferred stock portfolio had a duration of 2.0 years and an overall credit quality rating of BBB- at September 30, 2010. Approximately 60% of our preferred stock securities are fixed-rate securities, and 40% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and current rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (Rating at September 30, 2010)
Sector	A	BBB	Non-Investment- Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	27.3%	16.1%	10.9%	54.3%
Foreign banks	1.9	0	1.1	3.0
Insurance holdings	0	8.8	6.5	15.3
Other financial institutions	0	1.1	1.3	2.4

Total financial services	29.2	26.0	19.8	75.0
Industrials	0	8.4	8.9	17.3
Utilities	0	7.7	0	7.7

Total	29.2%	42.1%	28.7%	100.0%

Approximately 50% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	September 30, 2010		September 30, 2009		December 31, 2009
Common stocks	$1,272.8	99.0%	$453.6	97.2%	$803.3	98.4%
Other equity-like investments	12.5	1.0	13.0	2.8	12.9	1.6

Total common equities	$1,285.3	100.0%	$466.6	100.0%	$816.2	100.0%

At September 30, 2010, 7.8% of the total investment portfolio was in common equities, compared to 3.2% at September 30, 2009 and 5.6% at December 31, 2009. The change reflects our decision to continue to increase our exposure to equity securities, which we began during the fourth quarter 2009 and continued during the first nine months of 2010. In addition, market recovery over the last 12 months has contributed to the increase in fair value. Our allocation to Group I securities (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities) remains between 0% and 25% of the total portfolio. We recorded $0.8 million and $0.9 million in write-downs on our common equities for the three and nine months ended September 30, 2010, respectively, compared to $17.0 million for the nine months ended September 30, 2009; we had no write-downs during the third quarter 2009.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error. We held 740 out of 983, or 75%, of the common stocks comprising the Russell 1000 Index at September 30, 2010, which made up 93% of the total market capitalization of the index.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of September 30, 2010:

				Gains (Losses)
		Notional Exposure		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Coupon	2010	2009	2010	2009	2010	2009
Open Positions
9-year exposure	Receive variable	$713	$0	$(34.3)	$0	$(102.7)	$0

Closed Positions
2-year exposure	Receive fixed	$0	$2,300	$0	$0	$0	$3.8
3-year exposure	Receive fixed	0	880	0	6.4	0	8.3
5-year exposure	Receive fixed	0	1,006	0	5.2	0	(5.8)

Total closed positions		$0	$4,186	$0	$11.6	$0	$6.3

Total interest rate swaps				$(34.3)	$11.6	$(102.7)	$6.3

We entered into our open interest rate swap position during the fourth quarter 2009. Since that time, interest rates have fallen as reflected in the losses incurred during 2010.

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of September 30, 2010:

				Gains (Losses)
	Bought or Sold	Notional Exposure		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Protection	2010	2009	2010	2009	2010	2009
Open Positions

5-year exposure	Bought	$25	$25	$(.6)	$(.3)	$.8	$(.5)
Corporate swap exposure	Sold	10	0	1.0	0	.3	0
Treasury Note		10	0	.2	0	.6	0

Total open positions				$.6	$(.3)	$1.7	$(.5)

Closed Positions
2-year exposure	Bought	$10	$7	$0	$0	$0	$(.4)
4-year exposure	Bought	15	0	(.2)	0	(.2)	0

Total closed positions				$(.2)	$0	$(.2)	$(.4)

Total corporate swaps				$.4	$(.3)	$1.5	$(.9)

CASH FLOW HEDGES

We had no cash flow hedges open during 2010. During the third quarter 2010, the Tender Offer expired and we purchased $222.9 million of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 that were issued during the second quarter 2007. We reclassified $5.8 million (pretax) from accumulated other comprehensive income (balance sheet) to net realized gains/losses on securities (income statement), reflecting the portion of the unrealized gain on forecasted transactions that was related to the Debentures that were extinguished pursuant to the Tender Offer.

B. Investment Results

We reported the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2010	2009	2010	2009
Pretax recurring investment book yield	3.5%	3.5%	3.6%	3.7%
Weighted average FTE book yield	3.9%	4.0%	3.9%	4.3%
FTE total return:
Fixed-income securities	2.6%	4.9%	6.5%	9.7%
Common stocks	11.7%	16.0%	5.1%	21.4%
Total portfolio	3.3%	5.3%	6.5%	9.7%

Recurring investment income (interest and dividends, before investment and interest expenses) increased 7% for the third quarter 2010 and 4% for the first nine months of 2010, compared to the same periods last year. The increase for the quarter is mainly due to higher average invested assets compared to the third quarter of 2009. On a year-to-date basis, income from higher average assets was somewhat offset by lower yields on the portfolio compared to the same period last year.

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

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2010	2009	2010	2009
Fixed-income securities:
U.S. Treasury Notes	1.4%	1.8%	5.0%	(1.3)%
Municipal bonds	1.9%	3.1%	5.8%	8.7%
Corporate bonds	3.5%	7.5%	8.9%	21.7%
Commercial mortgage-backed securities	2.3%	7.2%	7.1%	21.4%
Collateralized mortgage obligations	3.0%	12.8%	9.7%	24.0%
Asset-backed securities	1.8%	3.7%	6.2%	(1.3)%
Preferred stocks	8.5%	17.9%	11.9%	43.7%

Third quarter 2010 investment expenses were $0.3 million, compared to $2.9 million for the same period last year. The lower investment expenses reflected the reclassification to the “net gain on extinguishment of debt” of the $2.0 million of fees incurred during the second quarter 2010 related to the Consent Solicitation and debt Tender Offer (see Note 4 – Debt for further discussion). Investment expenses were $8.5 million for the first nine months of 2010, compared to $8.1 million for the same period last year.

Interest expense for the three and nine months of 2010 were $31.9 million and $102.2 million, respectively, compared to $35.3 million and $103.7 million for the same periods last year. The decrease in interest expense during the third quarter reflected the repurchase of $222.9 million of our 6.70% Debentures (see Note 4 – Debt for further discussion).

Realized Gains/Losses

The components of net realized gains (losses) for the periods ended September 30, were:

	Three Months		Nine Months
(millions)	2010	2009	2010	2009
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$12.2	$4.1	$30.1	$100.1
State and local government obligations	0	13.2	10.0	35.1
Corporate and other debt securities	19.4	6.4	23.5	10.7
Commercial mortgage-backed securities	0	0	1.0	.4
Redeemable preferred stocks	.5	0	5.3	0

Total fixed maturities	32.1	23.7	69.9	146.3
Equity securities:
Nonredeemable preferred stocks	17.8	0	56.6	2.2
Common equities	1.1	11.1	9.5	140.6

Subtotal gross realized gains on security sales	51.0	34.8	136.0	289.1

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(.5)	0	(12.5)	(.2)
State and local government obligations	0	(.3)	0	(7.6)
Corporate and other debt securities	0	0	(.5)	(.5)
Residential mortgage-backed securities	0	(1.5)	0	(3.2)
Commercial mortgage-backed securities	0	0	0	(2.8)
Redeemable preferred stocks	(.2)	0	(2.7)	0

Total fixed maturities	(.7)	(1.8)	(15.7)	(14.3)
Equity securities:
Nonredeemable preferred stocks	0	0	0	(26.2)
Common equities	(.3)	0	(4.1)	(32.7)

Subtotal gross realized losses on security sales	(1.0)	(1.8)	(19.8)	(73.2)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	11.7	4.1	17.6	99.9
State and local government obligations	0	12.9	10.0	27.5
Corporate and other debt securities	19.4	6.4	23.0	10.2
Residential mortgage-backed securities	0	(1.5)	0	(3.2)
Commercial mortgage-backed securities	0	0	1.0	(2.4)
Redeemable preferred stocks	.3	0	2.6	0

Total fixed maturities	31.4	21.9	54.2	132.0
Equity securities:
Nonredeemable preferred stocks	17.8	0	56.6	(24.0)
Common equities	.8	11.1	5.4	107.9

Subtotal net realized gains (losses) on security sales	50.0	33.0	116.2	215.9

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.8)	(2.2)	(11.1)	(31.8)
Commercial mortgage-backed securities	(.5)	0	(1.8)	0
Other asset-backed securities	0	0	0	(.5)
Redeemable preferred stocks	0	0	0	(6.1)

Total fixed maturities	(1.3)	(2.2)	(12.9)	(38.4)
Equity securities:
Nonredeemable preferred stocks	0	(5.6)	0	(180.2)
Common equities	(.5)	0	(.6)	(16.6)

Subtotal other-than-temporary impairment losses	(1.8)	(7.8)	(13.5)	(235.2)

Net holding period gains (losses)
Hybrid securities	6.8	.8	10.9	4.3
Derivative instruments	(28.1)	12.8	(95.4)	(3.7)

Subtotal net holding period gains (losses)	(21.3)	13.6	(84.5)	.6

Total net realized gains (losses) on securities	$26.9	$38.8	$18.2	$(18.7)

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, sales of common stocks, and holding period valuation changes on derivatives and hybrid preferred stocks. From time to time, gross realized losses also include write-downs for securities in our fixed-income and/or equity portfolios, which are determined to be other-than-temporarily impaired.

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

	Three Months			Nine Months
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2010
Asset-backed securities	$1.3	$0	$1.3	$12.9	$0	$12.9

Total fixed income	1.3	0	1.3	12.9	0	12.9
Common equities	.8	(.3)	.5	.9	(.3)	.6

Total portfolio	$2.1	$(.3)	$1.8	$13.8	$(.3)	$13.5

2009
Preferred stocks	$5.6	$0	$5.6	$211.9	$(25.6)	$186.3
Asset-backed securities	2.2	0	2.2	32.3	0	32.3

Total fixed income	7.8	0	7.8	244.2	(25.6)	218.6
Common equities	0	0	0	17.0	(.4)	16.6

Total portfolio	$7.8	$0	$7.8	$261.2	$(26.0)	$235.2

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2010, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross	Decline of Investment Value
(millions)	Fair Value	Unrealized Losses	>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$403.4	$2.1	$.3	$0	$0	$0
Unrealized loss for 12 months or greater	752.8	60.6	26.3	11.0	6.7	.1

Total	$1,156.2	$62.7	$26.6	$11.0	$6.7	$.1

Common Equity:
Unrealized loss for less than 12 months	$121.1	$8.5	$2.1	$.5	$0	$0
Unrealized loss for 12 months or greater	4.7	.5	.2	0	0	0

Total	$125.8	$9.0	$2.3	$.5	$0	$0

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

For the nine months ended September 30, 2010, our largest single outstanding balance of reverse repurchase commitments was $1,131.3 million, which was open for one day; the average daily balance of reverse repurchase commitments was $705.3 million. We earned income of $0.4 million and $0.8 million on reverse repurchase agreements for the three and nine months ended September 30, 2010, respectively, compared to $0.3 million and $0.8 million for the same periods in 2009. We had $499.0 million of open reverse repurchase commitments at September 30, 2010 with two counterparties, reported as part of other short-term investments, compared to $400.0 million with one counterparty at September 30, 2009, and $775.0 million with two counterparties at December 31, 2009.

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

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.0 years at September 30, 2010 and 2.3 years at December 31, 2009. The weighted average beta of the equity portfolio was 1.07 at September 30, 2010 and 1.06 at December 31, 2009. Although components of the portfolio have changed, no material changes have occurred in the total market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

We use Value-at-Risk (VaR) to estimate the investment portfolio’s exposure to annual volatility and as a component of our contingency capital planning. VaR quantifies the potential reductions in total investment returns on a GAAP basis, which includes recurring investment income, realized gains (losses), and changes in unrealized gains (losses) on investments. The VaR estimates below represent the expected loss at 99.5 percentile confidence level within a 12-month trading period based on recent market volatility. We changed this reporting from the 99th percentile confidence level to the 99.5 percentile confidence level to align with developing industry standards and lengthened the return period from quarterly to annual to match our contingency capital planning horizon. Total portfolio VaR is less than the sum of the two components (fixed income and equity) due to the benefit of diversification.

($ in millions) Annual VaR	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Fixed-income portfolio	$(478.0)	$(431.9)	$(460.5)	$(592.6)
% of portfolio	(3.2)%	(2.9)%	(3.2)%	(4.3)%
% of shareholders’ equity	(7.1)%	(6.9)%	(7.4)%	(10.3)%

Common equity portfolio	$(519.7)	$(604.7)	$(350.1)	$(266.1)
% of portfolio	(40.4)%	(52.6)%	(29.4)%	(32.6)%
% of shareholders’ equity	(7.7)%	(9.6)%	(5.6)%	(4.6)%

Total portfolio	$(578.6)	$(655.3)	$(598.5)	$(584.0)
% of portfolio	(3.5)%	(4.1)%	(3.8)%	(4.0)%
% of shareholders’ equity	(8.6)%	(10.4)%	(9.6)%	(10.2)%

Item 4.	Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2010 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	2,650,000	$19.49	18,093,604	31,906,396
August	1,800,000	19.59	19,893,604	30,106,396
September	550,000	20.59	20,443,604	29,556,396

Total	5,000,000	$19.65

In June 2009, the Board of Directors approved an authorization to repurchase up to 50 million common shares. This Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first nine months of 2010, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5.	Other Information.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2010 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s Web site at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index beginning on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 8, 2010	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Filed herewith

101	101.INS	XBRL Instance Document	Furnished herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith