Form 10-K
period 2010-12-31
PROGRESSIVE CORP/OH/
filed 2011-03-01
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010: $11,441,203,245

The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2011: 660,034,992

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2011, and the Annual Report to Shareholders for the year ended December 31, 2010, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

INTRODUCTION

Portions of the information included in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2011 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2010 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2011 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 54 subsidiaries and 1 mutual insurance company affiliate. These insurance subsidiaries and affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles and uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate our businesses throughout the United States and sell personal auto insurance in Australia.

(b) Financial Information About Segments

Incorporated by reference from Note 10 - Segment Information in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(c) Narrative Description of Business

We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $14.5 billion in 2010, compared to $14.0 billion in 2009 and $13.6 billion in 2008. Our combined ratio, calculated on a basis consistent with accounting principles generally accepted in the United States of America (GAAP), was 92.4 in 2010, 91.6 in 2009, and 94.6 in 2008.

Organization

Auto insurance differs greatly by community because legal requirements and decisions vary by state and because, among other factors, traffic, law enforcement, cultural attitudes, insurance agents, medical services, and auto repair services vary by community. To respond to these local differences, we are organized as follows:

•	Our Personal Lines products are comprised of insurance for personal autos and special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items):

•

We currently write personal auto insurance in all 50 of the United States and in the District of Columbia. In December 2009, we began writing personal auto insurance in Australia. Our personal auto management group is organized by state into four geographic regions in the United States, plus a region for Australia. Each region is led by a general manager.

•	We write the majority of our special lines products in all 50 states. Our special lines management group is organized by product and led by a general manager.

•

Our Commercial Auto products are offered in 49 states; we do not currently write Commercial Auto in Hawaii or the District of Columbia. The Commercial Auto business is organized by state, with product managers responsible for local implementation. These state-level managers are led by two regional directors who are led by a general manager.

•	Our Claims business area, which supports both the Personal Lines and Commercial Auto businesses, is organized into three geographic regions, with a general manager responsible for each region.

•	Our Personal Lines, Commercial Auto, and Claims businesses are each managed by a Group President, while our California agency organization is managed separately.

Our customer service groups, located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Tempe, Arizona; and Colorado Springs, Colorado, support our policy servicing, agency distribution, claims operations, and direct sales.

Our executive management team sets policy and makes key strategic decisions and includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer, as well as our three Group Presidents (discussed above). The Group Presidents are responsible for the development and management of our product offerings and customer service processes that are tailored to the unique characteristics and purchasing preferences of customers who shop for and select our insurance products.

Personal Lines

Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. The Personal Lines business accounted for approximately 90% of total net premiums written for each of the last three years. Our strategy is to be a competitively priced provider of a full line of auto insurance products with distinctive service, distributed through whichever channel the customer prefers.

We ranked fourth in market share in the U.S. private passenger auto market for 2009 based on net premiums written and believe that we held that position for 2010. There are approximately 360 competitors in this market. Progressive and the other leading 14 private passenger auto insurers, each of which writes over $1.8 billion of premiums, comprise about 75% of this market. For 2009, the industry net premiums written for private passenger auto insurance in the United States was $156.5 billion, and our share of this market was approximately 7.8%, compared to $158.0 billion and 7.3% in 2008, respectively; comparable industry data is not available for 2010 at this time. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

Personal auto insurance represented approximately 90% of our total Personal Lines net premiums written for each of the last three years. Volume potential is driven by our price competitiveness, brand recognition, service quality, and the actions of our competitors, among other factors. See “Competitive Factors” on page 4 of this report for further discussion.

Our specialty Personal Lines products include insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, and represent about 10% of our Personal Lines business. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market, and that we have been the market share leader for the motorcycle product since 1998.

The Personal Lines business is either generated by independent agents and brokers or written directly online or by phone. The Agency business includes business written by our network of more than 30,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency business represented 58% of our Personal Lines volume in 2010, compared to 59% in 2009 and 62% in 2008.

The Direct business includes business written directly by us online and over the phone. The Direct business represented 42% of our Personal Lines volume in 2010, compared to 41% in 2009 and 38% in 2008.

SnapshotSM, our usage-based insurance product, is now available to Direct auto consumers in 27 states, including 8 states added during 2010, and Agency auto customers in 9 of those 27 states. We plan to continue expansion of Snapshot into about 15 additional states in 2011, depending on regulatory approval and business results. We currently have three patents, and additional patent applications pending, with respect to usage-based insurance.

Progressive Home Advantage®, our offering which is designed to combine a Progressive policy with a homeowner’s or renter’s policy underwritten by one of three unaffiliated insurance carriers, is available to Agency customers in 43 states and to Direct customers in 48 states and the District of Columbia; this program is not available to customers in Florida and Alaska.

We also offer a personal umbrella insurance product in 32 states through certain independent agents and to Direct customers via telephone. We began offering this product in select markets in 2006 and have been expanding into additional markets as we have evaluated and met certain performance criteria. We plan to continue the roll-out in both channels during 2011.

Commercial Auto

The Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented approximately 10% of our total net premiums written for each of the last three years. The majority of our Commercial Auto customers insure three or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, operates in the business auto and truck markets. The business auto market, which accounts for slightly more than half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by small businesses, such as contractors, landscapers, and plumbers. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. We also offer cargo, general liability, and workers’ compensation insurance products to these same customers; certain of these products are underwritten by unaffiliated insurance companies through our Progressive Commercial Advantage program. Although the Commercial Auto business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service.

There are approximately 380 competitors in the total commercial auto market. We primarily compete with about 35 other large companies/groups, each with over $130 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Auto business ranked fourth in the commercial auto insurance market for 2009, and we believe that we will be in the top four for 2010.

Other Indemnity Businesses

Our other indemnity businesses, which represented less than 1% of our net premiums written in each of the last three years, consist of managing our run-off businesses, which includes the run-off of our professional liability businesses, principally directors and officers liability insurance for community banks.

In 2010, we sold our professional liability insurance businesses. Pursuant to our agreement with the purchaser of this business, we will continue to write policies for an agreed upon period after the closing of the sale. From August 1, 2009 through June 30, 2010, the substantial majority of the business written for these policies was 100% reinsured. Beginning in July 2010, all such new and renewal business is 100% reinsured. The sale of these businesses did not have a material effect on our financial condition, results of operations, or cash flows.

Service Businesses

Our service businesses provide insurance-related services and represented less than 1% of our total revenues for each of the last three years and do not have a material effect on our overall operations.

Our service business provides policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market in 43 states. We are the sole nationwide servicing carrier for CAIP. As a service provider, we collect fee revenue that is earned on a pro rata basis over the terms of the related policies. In 2010, we reached an agreement with AIPSO (the national organization responsible for administering the involuntary insurance market) under which we will receive a supplemental fee, when necessary, to satisfy a minimum servicing fee requirement. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

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

Claims

We manage our claims handling on a companywide basis through approximately 320 claims offices located throughout the United States. In addition, we have in operation 54 service centers, in 41 metropolitan areas across the country, that provide our concierge level claims service. These facilities are designed to provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will then write the estimate, select a qualified repair shop, arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. We hold a U.S. patent for this innovative approach to the vehicle repair process, which increases consumer satisfaction and our productivity and improves the cycle time in comparison to other claims settlement processes.

Competitive Factors

The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, consumer recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional issuers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. Over the last few years, comparative rating services have gained prominence, adding transparency to industry pricing, and many of our competitors have significantly increased their advertising and marketing efforts and/or expanded their online service offerings. These changes have further intensified the competitive nature of the automobile and other property-casualty insurance markets in which we operate.

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

Insurance Regulation

Progressive’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Progressive’s insurance subsidiaries and its affiliate are domiciled in the states of Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. State insurance departments have broad administrative powers relating to licensing insurers and agents, regulating premium changes and policy forms, establishing reserve requirements, regulating compliance with statutory accounting methods, and the content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “use and file,” to “file and use,” to prior approval.

Insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to conduct periodic and other examinations of regulated insurers’ financial condition and operations to monitor financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations. In addition, in some states, the attorney general’s office may exercise certain supervisory authority over insurance companies and, from time to time, may investigate certain insurance company practices.

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between regulated insurers and their affiliates. See the “Dividends” discussion in Item 5(c) herein for further information on these dividend limitations. In December 2010, the National Association of Insurance Commissioners (NAIC) promulgated a revised model holding company act, which, to the extent ultimately adopted by individual state legislatures, will expand the scope of existing insurance holding company regulation.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total policyholders’ surplus, generally 3 to 1. Thus, the amount of an insurer’s surplus, in certain cases, may limit its ability to grow its business. At year-end 2010, we had net premiums written of $14,476.8 million and statutory surplus of $5,073.0 million. The combined premiums to surplus ratio for all Progressive insurance companies was 2.9 to 1. In addition, we have access to $2.2 billion in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth as needed. The NAIC also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. Progressive’s RBC ratios are well in excess of minimum requirements.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products, while others result from consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, insurance availability, prices, and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary; in 2010, a new Federal Insurance Office was created by the Dodd-Frank Wall Street Reform and Consumer Protection Act, whose purpose is to collect information about the insurance industry and monitor the industry for systemic risk.

In a number of states, Progressive’s insurance subsidiaries use financial responsibility or credit information (credit) as part of the underwriting or rating process. This practice is expressly authorized by the federal Fair Credit Reporting Act, and our information demonstrates that credit is an effective predictor of insurance risk. The use of credit in underwriting and rating is the subject of significant regulatory and legislative activity. Regulators and legislators have expressed a number of concerns related to the use of credit, including: questions regarding the accuracy of credit reports, perceptions that credit may have a disparate effect on the poor and certain minority groups, the perceived lack of a demonstrated causal relationship between credit and insurance risk, the treatment of persons with limited or no credit, the impact on credit of extraordinary life events (e.g., catastrophic injury or death of a spouse), and the credit attributes applied in the credit scoring models used by insurers. A number of state insurance departments have issued bulletins, directives, or regulations that regulate or prohibit the use of credit by insurers. In addition, a number of states are considering or have passed legislation to regulate insurers’ use of credit information. The use of credit information continues to be a regulatory and legislative issue, and it is possible that the U.S. Congress or one or more states may enact further legislation affecting its use in underwriting and rating.

We write personal auto physical damage and property damage liability insurance in Australia through a branch of one of our U.S. insurance subsidiaries. This insurance is offered solely through the Internet. We do not write auto bodily injury liability or medical payment insurance in Australia. There are two primary agencies that regulate insurance in Australia: the Australian Securities and Investment Commission regulates customer disclosures, and the Australian Prudential Regulatory Authority regulates solvency. Both agencies enforce laws within their jurisdiction, issue regulations, take enforcement actions, and, in general, have broad regulatory powers. Progressive Direct Insurance Company has been issued licenses by both agencies and the licenses are in good standing.

Statutory Accounting Principles

Our results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Certain significant differences are described below:

Category	GAAP Accounting	SAP Accounting
Acquisition Expenses	Commissions, premium taxes, and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized pro rata over the policy term as premiums are earned.	Commissions, premium taxes, and all other acquisition expenses are expensed as incurred.

Non-admitted Assets	Premium receivables are reported net of an allowance for doubtful accounts.	Premium receivables over 90 days past due are “non-admitted,” which means they are excluded from surplus. For premium receivables less than 90 days past due, we also estimate a bad debt reserve.

	Furniture, equipment, application software, leasehold improvements, and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.	Excluding computer equipment and operating software, the value of all other furniture, equipment, application software, leasehold improvements, and prepaid expenses, net of accumulated depreciation or amortization, is non-admitted against surplus. Computer equipment and operating software are capitalized, subject to statutory limitations based on surplus, and depreciated over three years.

	Deferred tax assets are recorded based on estimated future tax effects attributable to temporary differences. A valuation allowance would be recorded for any tax benefits that are not expected to be realized.	The accounting for deferred tax assets is consistent with GAAP, except for certain deferred tax assets that do not meet statutory requirements for recognition, which are non-admitted against surplus.

Reinsurance	Ceded reinsurance balances are shown as an asset on the balance sheet as “prepaid reinsurance premiums” and “reinsurance recoverables.”	Ceded unearned premiums are netted against the “unearned premiums” liability. Ceded unpaid loss and loss adjustment expense (LAE) amounts are netted against “loss and LAE reserves.” Only ceded paid loss and LAE are shown as a “reinsurance recoverables” asset.

Investment Valuation	Fixed-maturity securities, which are classified as available-for-sale, are reported at current fair values.	Fixed-maturity securites are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security.

	Preferred stocks, both redeemable and nonredeemable, are reported at quoted fair values.	Redeemable preferred stocks are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security. Nonredeemable preferred stocks are reported at quoted fair value, consistent with GAAP.

Federal Income Taxes	Federal tax expense and tax liability or recoverable balances include current and deferred income taxes.	For income statement reporting, federal tax expense only includes the current tax provision. Deferred taxes are posted to surplus. SAP deferred tax assets are subject to certain limitations on admissibility.

Investments

Our approach to investment and capital management seeks to ensure that we have sufficient capital to support all of the insurance premiums that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $15.5 billion at December 31, 2010, compared to $14.7 billion at December 31, 2009. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income (loss), including net realized gains (losses) on securities, before expenses and taxes, was $616.2 million in 2010, compared to $534.1 million in 2009 and $(807.4) million in 2008. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2010 was 24,638, all of whom were employed by subsidiaries of The Progressive Corporation.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on June 30, 2010, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2010	2009	2008
Balance at January 1	$6,653.0	$6,177.4	$5,942.7
Less reinsurance recoverables on unpaid losses	529.4	244.5	287.5

Net balance at January 1	6,123.6	5,932.9	5,655.2

Incurred related to:
Current year	10,451.7	10,040.9	9,981.8
Prior years	(320.4)	(136.0)	33.2

Total incurred	10,131.3	9,904.9	10,015.0

Paid related to:
Current year	6,841.0	6,542.2	6,700.4
Prior years	3,047.0	3,172.0	3,036.9

Total paid	9,888.0	9,714.2	9,737.3

Net balance at December 31	6,366.9	6,123.6	5,932.9
Plus reinsurance recoverables on unpaid losses	704.1	529.4	244.5

Balance at December 31	$7,071.0	$6,653.0	$6,177.4

Our reserves developed favorably in both 2010 and 2009, compared to slight unfavorable development in 2008. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates by claim representatives. The favorable development in 2010 was primarily attributable to lower than expected defense and cost containment expenses and favorable settlement on larger losses in both personal auto and Commercial Auto. Similarly, in 2009, personal auto experienced lower than expected defense and cost containment costs, while Commercial Auto recognized favorable settlements on larger losses during the year. In 2008, an increase in the number of late reported Commercial Auto claims, and an increase in the estimated severity of these claims, was a primary contributor to the unfavorable development.

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

We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(millions)

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$2,986.4	$3,238.0	$3,813.0	$4,576.3	$5,285.6	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0	$7,071.0

LESS: REINSURANCE RECOVERABLE ON UNPAID LOSSES	201.1	168.3	180.9	229.9	337.1	347.2	361.4	287.5	244.5	529.4	704.1

LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	2,785.3	3,069.7	3,632.1	4,346.4	4,948.5	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6	6,366.9

PAID (CUMULATIVE) AS OF:
One year later	1,409.3	1,601.7	1,860.7	2,233.8	2,355.5	2,662.1	2,897.4	3,036.9	3,172.0	3,047.0
Two years later	2,047.2	2,290.7	2,688.9	3,148.1	3,430.6	3,931.0	4,240.4	4,361.4	4,427.8	0
Three years later	2,355.0	2,655.8	3,084.6	3,642.5	3,999.9	4,584.7	4,856.2	4,966.1	0	0
Four years later	2,514.6	2,821.0	3,291.6	3,873.0	4,269.6	4,839.1	5,121.9	0	0	0
Five years later	2,586.3	2,910.2	3,381.7	3,977.1	4,368.6	4,948.7	0	0	0	0
Six years later	2,631.2	2,945.7	3,416.7	4,012.5	4,419.2	0	0	0	0	0
Seven years later	2,647.3	2,959.6	3,428.7	4,034.4	0	0	0	0	0	0
Eight years later	2,653.9	2,962.9	3,440.7	0	0	0	0	0	0	0
Nine years later	2,654.6	2,970.6	0	0	0	0	0	0	0	0
Ten years later	2,659.9	0	0	0	0	0	0	0	0	0

LIABILITY RE-ESTIMATED AS OF:
One year later	2,686.3	3,073.2	3,576.0	4,237.3	4,592.6	5,066.2	5,443.9	5,688.4	5,796.9	5,803.2
Two years later	2,708.3	3,024.2	3,520.7	4,103.3	4,485.2	5,130.5	5,469.8	5,593.8	5,702.1	0
Three years later	2,671.2	2,988.7	3,459.2	4,048.0	4,501.6	5,093.6	5,381.9	5,508.0	0	0
Four years later	2,666.9	2,982.7	3,457.8	4,070.0	4,471.0	5,046.7	5,336.5	0	0	0
Five years later	2,678.5	2,993.7	3,475.4	4,073.7	4,475.5	5,054.6	0	0	0	0
Six years later	2,683.7	3,002.5	3,472.5	4,072.4	4,486.4	0	0	0	0	0
Seven years later	2,688.4	3,000.6	3,470.1	4,080.5	0	0	0	0	0	0
Eight years later	2,688.6	2,995.8	3,477.3	0	0	0	0	0	0	0
Nine years later	2,683.5	3,000.9	0	0	0	0	0	0	0	0
Ten years later	2,687.2	0	0	0	0	0	0	0	0	0

NET CUMULATIVE DEVELOPMENT FAVORABLE/ (UNFAVORABLE)	$98.1	$68.8	$154.8	$265.9	$462.1	$258.5	$27.1	$147.2	$230.8	$320.4

PERCENTAGE[2]	3.5	2.2	4.3	6.1	9.3	4.9	0.5	2.6	3.9	5.2

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$2,903.6	$3,208.4	$3,751.6	$4,450.6	$4,985.9	$5,651.5	$5,977.1	$6,154.7	$6,329.1	$6,457.0

LESS: RE-ESTIMATED REINSURANCE RECOVERABLE ON UNPAID LOSSES	216.4	207.5	274.3	370.1	499.5	596.9	640.6	646.7	627.0	653.8

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$2,687.2	$3,000.9	$3,477.3	$4,080.5	$4,486.4	$5,054.6	$5,336.5	$5,508.0	$5,702.1	$5,803.2

GROSS CUMULATIVE DEVELOPMENT: FAVORABLE/ (UNFAVORABLE)	$82.8	$29.6	$61.4	$125.7	$299.7	$8.8	$(252.1)	$(212.0)	$(151.7)	$196.0

[1]	Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
[2]	Cumulative development ÷ liability for unpaid losses and LAE - Net.

The above table presents the development of balance sheet liabilities for losses and LAE from 2000 through 2009. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverable on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2010, our insurance subsidiaries had paid $2,970.6 million of the currently estimated $3,000.9 million of losses and LAE that had been unpaid at the end of 2001; thus, an estimated $30.3 million of losses incurred through 2001 remain unpaid as of the current financial statement date.

The net cumulative development represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 2000 liability has developed favorably by $98.1 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on the income in calendar year 2001. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 8 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2010, but incurred in 2007, will be included in the cumulative development amount for years 2007, 2008, and 2009. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

For 2000 and 2001, while we experienced an increase in bodily injury severity, our developed reserves were within 2% to 4% of our original estimates. The bodily injury severity change was much lower than we expected between 2002 and 2005; thus, the reserve run-off for these years was very favorable following the end of each year, or about 4% to 9% of our original carried amounts. The reserve development for each of 2006 through 2008 was less than 4% of our original carried reserves, while 2009 reserves developed favorably by about 5% due to lower than expected defense and cost containment expenses and favorable settlements on larger losses in our personal auto and Commercial Auto businesses.

Although the detail is not presented in the table on page 9, we also re-estimate the reinsurance recoverable on unpaid losses each year. The top of the table shows the amount of reinsurance recoverable on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2009, we estimated our reinsurance recoverable on unpaid losses to be $529.4 million. During 2010, these reserves developed unfavorably by $124.4 million, bringing the re-estimated reinsurance recoverable on unpaid losses to $653.8 million, as shown at the bottom of the table. Over the last ten years, we experienced unfavorable development in our reinsurance recoverables on unpaid losses. This development primarily reflects our claims organization’s process of re-evaluating Michigan personal injury protection claims that require lifetime reserve estimates, which began in 2009 and continued in early 2010. As a result, we increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal.

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

Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into four broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

•	Insurance Risks – risks associated with assuming, or indemnifying for, the losses of, or liabilities incurred by, policyholders

•	Operating Risks – the risks stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations

•

Market Risks – changes in the value of invested assets which might result from a variety of factors, including interest rate movements, market price fluctuations, credit spread widening, risk premium pricing, liquidity difficulties, foreign exchange rate changes, and the performance of an individual issuer or a market sector, and

•

Credit Risks – the risks that a counter-party to a transaction will fail to perform according to the terms and conditions of a contract, as well as our ability to obtain capital when necessary, pay or otherwise satisfy our obligations when due.

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

This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (“SEC”), as well as news releases and other information publicly disseminated by us from time to time.

It should be noted that our business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond our control. Issues such as unemployment rates, the number of vehicles sold, inflation or deflation, market valuations, interest rates, consumer confidence and construction spending, among a host of other factors, will have a bearing on the amount of insurance that is purchased by consumers and small businesses. In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, we could experience a materially adverse effect on our business, financial condition, cash flows, or results of operations. In that case, the market price of our common shares or debt securities could decline materially.

I.	Insurance Risks

Our success depends on our ability to underwrite risks accurately and to charge adequate rates to policyholders.

Our financial condition, cash flows, and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. The role of the pricing function is to ensure that rates are adequate to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses, and to earn a profit.

Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient reliable data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to conduct a complete and accurate analysis of available data

•	our ability to timely recognize changes in trend and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in certain operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies, and the success of those innovations

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory action

•	the frequency and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events

•	understanding the impact of ongoing changes in our claim settlement practices

•	changing driving patterns

•	unexpected changes in the medical sector of the economy, including medical costs, and

•	unanticipated changes in auto repair costs, auto parts prices, and used car prices.

The realization of one or more of such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our competitiveness and growth prospects. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, constraining our ability to write new business.

Our success depends on our ability to establish accurate loss reserves.

Our financial statements include loss reserves, which represent our best estimate of the amounts that the subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, in multiple markets

•	unexpected changes in medical and auto repair costs

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•	the effects of ongoing changes in our claim settlement practices

•	our ability to recognize fraudulent or inflated claims

•	the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy and timeliness of estimates of total loss and loss adjustment expenses as determined by our employees for different categories of claims.

As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed loss reserves and have a materially adverse effect on our results of operations, liquidity, or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 8 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 30, 2010.

Our insurance operating results may be materially adversely affected by severe weather conditions or other catastrophic events.

Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. If they occur with enough severity, our financial performance, cash flows, and results of operations could be materially adversely affected.

The incidence and severity of catastrophes are inherently unpredictable. In addition, changing climate conditions may increase the frequency and severity of natural disasters such as hurricanes, tornadoes, other storms and fires. We use catastrophe modeling tools to help estimate our exposures to such events, but those tools are based on historical data and other assumptions that may provide projections that are materially different from the actual events. As a result, increased levels of hurricanes and other storms could have a material adverse effect on our insurance operating results.

II.	Operating Risks

We compete in the automobile insurance and other property-casualty markets, which are highly competitive.

We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. Our business focuses on insurance for personal autos and recreational vehicles and on commercial auto policies for small businesses. Competitors may offer consumers combinations of auto policies and other insurance products or financial services that we do not offer. We could be adversely affected by the failure to generate new business, or to retain a sufficient percentage of our current customers, as a result of competitors offering similar insurance products at lower prices or offering bundled products or services and by other competitor initiatives. The automobile insurance industry is a relatively mature industry, in which brand recognition, operational effectiveness (including, for example, rate and claim-paying accuracy, customer experience, and application of information technology), pricing, scale, and cost control are major competitive factors.

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

The highly competitive nature of the insurance marketplace could result in the consolidation of our competition, or in the failure of one or more competitors. The concentration of premium volume in a reduced number of major competitors could significantly alter the competitive landscape in ways that cannot be predicted, but which may or may not be favorable for Progressive’s business prospects at that time. In addition, in the event of a failure of a major insurer or a state-sponsored catastrophic fund, we could be adversely affected, as our company and other insurance companies may be required under the laws of various jurisdictions to absorb the losses of the failed insurer or fund, and we could be faced with an unexpected surge in new business from a failed insurer’s former policyholders, which could strain our service capabilities in the near term.

Our success depends on the ability to innovate effectively, respond to our competitors’ initiatives, and efficiently manage complexity.

From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our, and/or our competitors’, then-current or historical modes of doing business, and must be instituted in the context of a complicated regulatory environment. These innovations may also require extensive modifications to our systems and processes, and thus may add to our costs and entail a degree of complexity and risk that makes their implementation a challenge. In addition, our efforts may not ultimately achieve anticipated business goals. These initiatives may also disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). Our ability to develop and implement such strategic initiatives that are accepted and valued by our customers and create a sustainable advantage is critical, however, to maintaining or enhancing our competitive position; if we fail to do so, or if we are unable to maintain the advantage over our competition, our business could be materially adversely affected.

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

The fast pace of change and innovation in our businesses, combined with ongoing technological, regulatory, and other developments, results in significant levels of complexity in our products and in the systems and processes we use to run our business. The complexity may create a barrier to implementing certain new ideas, and may lead to the increased possibility of error in executing our business strategies, as well as difficult management decisions regarding the allocation of available resources (such as IT resources) for multiple potential initiatives or projects. Our inability to manage this complexity effectively, to bring new ideas to market, to allocate and prioritize appropriately our resources, or to prevent errors could result in substantially increased costs, liability to third parties, regulatory investigations and sanctions, poor customer experiences, and damage to our brand.

We must develop and maintain a brand that is recognized and trusted by consumers.

It is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to improve brand recognition, generate new business, and increase the retention of our current customers. We believe that improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important given the significance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts, and related expenditures, within the automobile insurance market. If these campaigns or efforts are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.

Our brand could also be adversely affected by incidents that reflect negatively on our company. These situations might include, among others, failing to protect sensitive customer information, systems failures, effects of cyber attacks (such as computer hacking, data theft, system disruption, and viruses and malware), errors in handling a customer’s policy, inappropriate handling of claims of policyholders or other parties, inability to service outstanding policies or write new business due to systems failures, facility shut-downs or other causes, litigation or regulatory actions challenging our business practices, and actions by our other business partners, including unaffiliated businesses through which we offer bundled products (such as homeowners insurance) and other business partners, and many of the other matters that are discussed in these Risk Factors.

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

Progressive’s insurance businesses operate in a highly regulated environment. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, and Australia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers. Our insurance subsidiaries’ ability to comply with these laws and regulations at reasonable costs, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting, and efforts to freeze, set, or roll back insurance premium rates or limit the rate of return that an insurance company may earn. Insurance laws and regulations may limit our insurance subsidiaries’ ability to underwrite and price risks accurately, prevent our subsidiaries from obtaining timely rate changes to recognize increased or decreased costs, restrict our subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, prescribe the form and content of certain disclosures and notices to policyholders, and dictate the types of investments that an insurance company may hold. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments arising in a number of circumstances, including to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow our business in the applicable jurisdictions.

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

New legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more jurisdictions. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. For example, in 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which, in addition to imposing a number of new compliance obligations on publicly traded companies, created within the United States Department of the Treasury a new Federal Insurance Office (FIO), whose purpose is (in part) to collect information about the insurance industry and monitor the industry for systemic risk. If the FIO were to recommend to the new Financial Stability

Oversight Council (also created by the Dodd-Frank Act) that we are “systemically significant” and therefore require additional regulation, or that the insurance industry as a whole should be regulated at the federal level, our businesses could be affected significantly. We are unable to predict whether any additional federal laws or regulations will be enacted and how and to what extent such laws and regulations would affect our businesses.

Insurance regulation may create risks and uncertainties for Progressive’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 5 of this report.

Our success depends on our ability to adjust claims accurately.

We must accurately evaluate and pay claims that are made under our insurance policies. Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of our claims representatives, the extent of and our ability to recognize fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, technologies, and systems to support our claims functions, and the success of our concierge level claims services program. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand image and, as a result, materially adversely affect our competitiveness, financial results, prospects, and liquidity.

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

Lawsuits against us often seek significant monetary damages. Moreover, the resolution of individual or class action litigation in insurance or related fields may lead to a new layer of court-imposed regulation, resulting in material increases in our costs of doing business.

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

Our business depends on the secure and uninterrupted operation of our facilities, systems, and business functions.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted manner, necessary business functions (such as Internet support and 24-hour call centers), processing new and renewal business, and processing and paying claims and other obligations. Our facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including, without limitation, natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, cyber attacks (such as computer hacking, data theft, system disruption, and viruses and malware), riots, hazardous material releases, medical epidemics, utility outages, or interruptions of data processing and storage systems and communications facilities. Likewise, we could experience a failure or corruption of one or more of our information technology, telecommunications, or other systems for various reasons, including failures that might occur as existing systems are replaced or upgraded.

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

Our business is highly dependent on access to, and the operation of, the financial markets to provide us with the ability to liquidate securities and transfer or receive funds on a timely basis. Disruptions in financial markets, or an interruption or breakdown in the federal wire transfer systems, could limit our ability to meet payment obligations. A mismatch or timing difference between our cash inflows and our cash needs, or the inability to convert investment securities into cash when needed, could also adversely affect our ability to make timely payments.

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

We rely heavily on credit card acceptance for premium payment and settlement of claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the Payment Card Industry Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures to help ensure the safe handling of sensitive information by companies accepting credit card payments. Satisfaction of the PCI standards does not ensure that sensitive information will be maintained on a secure basis, but it is required to do business with the credit card companies. In September 2010, an independent organization recognized by PCI for such purposes certified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and recertification of our processes. Our intention is to maintain compliance with PCI’s data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.

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

•

Concentration risk – the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition or performance of, or outlook for, those issuers, sectors, or industries.

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

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a lack of transparency regarding the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized credit rating agencies are based on incomplete or inaccurate information or prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio, which is managed by a third party to track the Russell 1000 Index, is subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment that is designed to track an index, such as the Russell 1000, does not reduce the risks inherent in equity investing and is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and also may be subject to some of the same risks that affect our fixed-income portfolio, discussed above. For example, a rapid rise in interest rates may cause equity prices to fall, particularly those of interest-sensitive companies. In addition, even though the Russell 1000 Index is broadly diversified, significant portions of the index may be concentrated in one or more sectors, such as the financial services industry, which may adversely affect the performance of our common equity portfolio if such a sector underperforms. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline both in the value of our common equity portfolio and in our capital.

Both the fixed-income and the common equity portfolios are also subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments we hold and our ability to liquidate them when desired may be adversely affected if those markets are disrupted or otherwise affected by significant negative factors, including, without limitation:

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

•	investor fear, whether substantive or not, causing the market to react irrationally

•	a significant change in inflation expectations, or the onset of deflation or stagflation, and

•	a significant devaluation of governmental or private sector credit, currencies or financial markets, or other factors or events

If the fixed-income or equity portfolios, or both, were to suffer a substantial decrease in value due to market, sector, or issuer-specific conditions, our liquidity, financial position, and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance company’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business. If we, at that time, are unable to supplement the subsidiary’s capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion of the composition of our investment portfolio as of December 31, 2010 and on the market risk associated with our investment portfolio.

IV.	Credit Risks

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts become insolvent, experience other financial hardship, or default in the performance of contractual obligations.

Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements. These include, for example, contracts for the acquisitions of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to our operations), agreements with other insurance carriers to bundle products that we do not offer, and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies). In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks or other financial institutions. If one or more of these parties were to default in the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product, or service that is significant to our business, we could suffer significant financial losses and operational interruptions or other problems, which could in turn adversely affect our financial performance, cash flows, or results of operations and cause damage to our brand and reputation.

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

We intend to maintain capital levels as necessary to pay all claims and other business expenses, to support the growth of our insurance businesses, to provide for additional protection against possible large, unexpected losses, and to provide the necessary resources to pay dividends, repurchase stock, and fund corporate opportunities. The appropriate level of capital at any time is estimated by management based, in part, on current and anticipated business results and growth prospects, and projections of the levels of capital needed to protect us against unexpected events within a confidence level determined through our risk management process. The amount of capital that we seek to maintain is driven by our assessment of potential exposures and correlations to our underwriting, investing, and operating risks, including those discussed in these Risk Factors. The estimates for unexpected events are internally produced and are the result of extensive analysis and modeling of the types and magnitude of risks that we are likely to face. While our techniques for estimating our capital needs are continually enhanced, our ability to predict accurately the nature, size, and scope of unexpected events is inherently uncertain.

The amount of capital that we hold at any given time is determined by the performance of our insurance operations and investment results (including investment income, valuation changes in our portfolio, and the realization of any deferred tax benefits), as well as by our capital management activities, such as the payment of cash dividends, repurchases of our common shares and debt securities, the establishment of credit lines, and the issuance by us of debt, equity, or other securities. If we experience losses in our insurance operations or from our investment portfolio, our capital levels may be reduced, perhaps significantly. If our capital level turns out to be lower than the amount needed at a given time, our ability to grow and successfully operate the insurance business could be constrained until additional sources of capital are secured. Such a deterioration of our financial condition could adversely affect the perception of our company by third parties (such as rating agencies, underwriters, institutional and other investors, and our customers), and as a result, our ability to gain access to debt or equity markets at favorable rates could be adversely impacted, and the price of our common shares or debt securities could fall significantly.

In addition, the recoverability of certain of our deferred tax assets is predicated on the market valuation of our invested assets and certain tax planning strategies that, in part, depend on the substantial recovery to original cost of our fixed-income securities and redeemable preferred stocks. Should fair values of such securities decline or not substantially recover in value, a valuation allowance against the related deferred tax assets may become necessary, which would reduce our capital levels.

Our access to capital markets, ability to enter into new or renew existing financing arrangements, obligations to post collateral under certain derivative contracts, and business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.

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

We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (25% for 2010 and 33-1/3% for

2011) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). To the extent our after-tax comprehensive income (which includes net investment income, realized investment gains and losses and the change in unrealized investment gains and losses) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual dividend in 2011 (to be paid early in 2012), the dividend, if any, would not be declared by the Board until late 2011 or early 2012, and the Board could decide to alter our policy or not to pay the annual dividend for 2011 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, or disruptions of national or international capital markets, or other events affecting our liquidity or financial position as described above under “Investing Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares or debt securities.

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

All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions (corporate, claims, and business unit), as call centers, for training, for warehouse space, or as service centers that provide our concierge level of claims service.

We own 71 buildings located throughout the United States. These facilities, which contain approximately 4.1 million square feet of space, are not segregated by industry segment.

We lease approximately 3.6 million square feet of space throughout the United States and one location in Australia. These leases are generally short-term to medium-term leases of commercial space.

In addition to our corporate headquarters and another office complex and call center in Mayfield Village, Ohio, we have significant locations in Colorado Springs, Colorado; Tampa, Florida; and Tempe, Arizona.

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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2010	1	$19.69	$16.18	$19.09	$0
	2	20.94	18.67	18.72	0
	3	21.59	18.41	20.87	0
	4	22.13	19.54	19.87	1.3987

		$22.13	$16.18	$19.87	$1.3987

2009	1	$15.24	$9.76	$13.44	$0
	2	17.00	13.00	15.11	0
	3	17.50	14.12	16.58	0
	4	18.10	15.90	17.99	.1613

		$18.10	$9.76	$17.99	$.1613

The closing price of our Common Shares on February 15, 2011, was $20.16.

(b) Holders

There were 3,703 shareholders of record on December 31, 2010.

(c) Dividends

See the table above for the frequency and amount of cash dividends declared on our Common Shares, $1.00 par value, for the last two years.

Progressive maintains a policy of declaring an annual variable dividend, payable shortly after the close of the year. The annual variable dividend is based on a formula that multiplies our annual after-tax underwriting income by a target percentage factor and then by a companywide performance factor (known as our Gainshare factor). The Board determined the target percentage of after-tax underwriting income to be 20% for 2008 and 2009 and 25% for 2010. The Board increased this target to 33-1/3% for 2011. The Gainshare factor can range from zero to two and is determined by comparing operating performance for the year to certain predetermined profitability and growth objectives in our insurance businesses. The Gainshare factor is also used in connection with our cash bonus program for employees and is approved by the Compensation Committee of the Board annually. Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Our annual variable dividend program is subject to certain limitations. To the extent the Gainshare factor is zero or if after-tax comprehensive income (net income plus the after-tax change in unrealized gains (losses) during the period, among other items) is less than after-tax underwriting income, no annual variable dividend will be paid.

Although it is our intent to calculate an annual dividend based on the formula outlined, the Board could decide to alter our policy, or not to pay the annual dividend for 2011 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. In December 2010, the Board of Directors declared an annual dividend, which was paid in February 2011 to shareholders of record at the close of business on January 27, 2011. The amount of the dividend was $.3987 per common share, or $263.8 million. The 2009 annual dividend was declared by the Board in December 2009 and paid to shareholders in February 2010; the total amount of dividends was $108.4 million, or $.1613 per common share. No dividend was paid for 2008 because we reported an after-tax comprehensive loss. In addition, in 2010, we returned $663.2 million to shareholders via an extraordinary cash dividend of $1.00 per share.

To the extent we elect to defer the payment of interest on our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, we may be restricted from declaring any dividends. See Note 4 – Debt in our Annual Report, which is included as Exhibit 13 to this Form 10-K for further discussion. Our intent is to pay interest on the Debentures as and when due.

Consolidated statutory policyholders’ surplus was $5.1 billion on December 31, 2010, and $5.0 billion on December 31, 2009. At December 31, 2010, $454.9 million of consolidated statutory policyholders’ surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $949.8 million in 2011 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is set forth with respect to our equity compensation plans at December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Cumulative Number of Securities Awarded as Restricted Stock or issued upon vesting of Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2010 Equity Incentive Plan	0		$0		0	18,000,000
2003 Incentive Plan	2,793,865	[1]	NA		15,990,908	2,328,180
1995 Incentive Plan[2]	1,916,416	[3]	11.31		1,402,320	0

Subtotal Employee Plans	4,710,281		11.31		17,393,228	20,328,180

Director Plans:
2003 Directors Equity Incentive Plan	0		0		653,282	757,201
1998 Directors’ Stock Option Plan[2]	120,125		10.34		0	0

Subtotal Director Plans	120,125		10.34		653,282	757,201

Equity compensation plans not
not approved by security holders:
None

Total	4,830,406		$11.25	[4]	18,046,510	21,085,381

NA = Not Applicable

[1]

Represents restricted stock unit awards, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis; there is no exercise price associated with restricted stock unit awards. The total is comprised of 2,276,695 time-based units and performance-based awards, at target value, in the amount of 517,170 units, in each case including reinvested dividend equivalent units. The performance-based awards outstanding can vest from 0-200% of the target award value based on the achievement of predetermined performance goals.

[2]	These plans have expired and no further awards may be made thereunder.
[3]	Represents stock options outstanding, all of which expire, if not exercised prior to December 31, 2011.
[4]	The weighted average price does not include restricted stock unit awards.

(e) Performance Graph

Incorporated by reference from the Performance Graph section in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(f) Recent Sales of Unregistered Securities

None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2010 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	501,837	$21.13	20,945,441	29,054,559
November	475,000	20.85	21,420,441	28,579,559
December	1,609,070	20.21	23,029,511	26,970,489

Total	2,585,907	$20.51

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. See Note 9 - Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted equity grants.

In June 2009, the Board approved an authorization to repurchase up to 50 million common shares. This Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the fourth quarter 2010, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price.

ITEM 6.	SELECTED FINANCIAL DATA

(millions - except per share amounts)

	For the years ended December 31,
	2010	2009	2008	2007	2006
Total revenues	$14,963.3	$14,563.6	$12,840.1	$14,686.8	$14,786.4
Net income (loss)	1,068.3	1,057.5	(70.0)	1,182.5	1,647.5
Per share:
Net income (loss)[1]	1.61	1.57	(.10)	1.65	2.10
Dividends	1.3987	.1613	0	2.1450	.0325
Comprehensive income (loss)	1,398.8	1,752.2	(614.7)	1,071.0	1,853.1
Total assets	21,150.3	20,049.3	18,250.5	18,843.1	19,482.1
Debt outstanding	1,958.2	2,177.2	2,175.5	2,173.9	1,185.5

[1]	For 2008, amount represents basic earnings per share, since diluted earnings per share was antidilutive due to the net loss for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The quantitative and qualitative disclosures about market risk are incorporated by reference from section “IV. Results of Operations – Investments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above. Additional information is incorporated by reference from the Quantitative Market Risk Disclosures section in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

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

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2011 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.

Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience

Glenn M. Renwick	55	President and Chief Executive Officer

Brian C. Domeck	51	Vice President and Chief Financial Officer beginning in March 2007; Demand Manager of the Direct Business prior to January 2007

Charles E. Jarrett	53	Vice President, Secretary, and Chief Legal Officer

Thomas A. King	51	Vice President and Treasurer

Jeffrey W. Basch	52	Vice President and Chief Accounting Officer

John A. Barbagallo	51	Commercial Lines Group President, including Agency Operations, since September 2007; Agency Group President from May 2006 to September 2007; Agency Business General Manager of the Atlantic Region prior to May 2006

M. Jeffrey Charney	51	Chief Marketing Officer since November 2010; Senior Vice President and Chief Marketing Officer of Aflac Incorporated from November 2008 to October 2010; Senior Vice President and Chief Marketing Officer of QVC, Inc. prior to November 2008

William M. Cody	48	Chief Investment Officer

Susan Patricia Griffith	46	Claims Group President since March 2008; Chief Human Resource Officer prior to March 2008

Valerie Krasowski	45	Chief Human Resource Officer since August 2008; Special Lines General Manager from March 2006 to August 2008; Director of Regional Marketing prior to March 2006

John P. Sauerland	46	Personal Lines Group President since September 2007; Direct Group President from June 2006 to September 2007; Claims General Manager of the Midwest Region prior to June 2006

Raymond M. Voelker	47	Chief Information Officer

Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated by reference from the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement.

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

Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2010. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).

Audit Committee. Incorporated by reference from the “Audit Committee” section of the Proxy Statement.

Financial Expert. Incorporated by reference from the “Audit Committee Financial Expert” section of the Proxy Statement (which can be found in “Audit Committee”).

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

The following consolidated financial statements included in Progressive’s 2010 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income - For the Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Balance Sheets - December 31, 2010 and 2009

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)

(a)(2)	Listing of Financial Statement Schedules

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

See exhibit index contained herein beginning at page 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.3 through 10.67.

(b)	Exhibits

The exhibits in response to this portion of Item 15 are submitted concurrently with this report.

(c)	Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	December 31, 2010
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet

Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$3,203.2	$3,242.6	$3,242.6
States, municipalities, and political subdivisions	1,955.5	1,989.1	1,989.1
Public utilities	145.0	144.5	144.5
Corporate and other debt securities	2,434.0	2,501.6	2,501.6
Asset-backed securities	3,403.1	3,469.7	3,469.7
Redeemable preferred stock	490.0	502.5	502.5

Total fixed maturities	11,630.8	11,850.0	11,850.0

Equity securities:
Common stocks:
Public utilities	81.8	107.3	107.3
Banks, trusts, and insurance companies	153.5	199.5	199.5
Industrial, miscellaneous, and all other	786.4	1,118.2	1,118.2
Nonredeemable preferred stocks	601.3	1,157.6	1,157.6

Total equity securities	1,623.0	2,582.6	2,582.6

Short-term investments	1,090.8	1,090.8	1,090.8

Total investments	$14,344.6	$15,523.4	$15,523.4

Progressive did not have any securities of any one issuer with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2010.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2010	2009	2008
Revenues
Dividends from subsidiaries*	$1,216.2	$1,230.6	$300.5
Undistributed income from subsidiaries	(73.5)	(78.7)	(304.2)

Equity in net income of subsidiaries	1,142.7	1,151.9	(3.7)
Intercompany investment income*	6.6	8.5	41.3
Net gain on extinguishment of debt	6.4	0	0

Total revenues	1,155.7	1,160.4	37.6

Expenses
Interest expense	139.5	146.4	146.3
Deferred compensation[1]	4.3	4.8	(5.7)
Other operating costs and expenses	3.9	3.3	3.4

Total expenses	147.7	154.5	144.0

Income (loss) before income taxes	1,008.0	1,005.9	(106.4)
Provision (benefit) for income taxes	(60.3)	(51.6)	(36.4)

Net income (loss)	$1,068.3	$1,057.5	$(70.0)

*	Eliminated in consolidation.

[1]	See Note 4 – Employee Benefit Plans in these condensed financial statements.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	December 31,
	2010	2009
Assets
Investment in affiliate	$1.0	$1.0
Investment in subsidiaries*	5,984.8	5,680.8
Receivable from investment subsidiary*	2,120.2	2,242.2
Intercompany receivable*	179.1	125.0
Income taxes	48.7	36.5
Other assets	70.2	65.5

Total Assets	$8,404.0	$8,151.0

Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$132.8	$116.7
Dividend payable	264.1	108.5
Debt	1,958.2	2,177.2

Total liabilities	2,355.1	2,402.4

Common Shares, $1.00 par value (authorized 900.0; issued 797.7 and 797.8, including treasury shares of 135.3 and 125.2)	662.4	672.6
Paid-in capital	1,007.1	939.7
Retained earnings	3,595.7	3,683.1
Total accumulated other comprehensive income	783.7	453.2

Total shareholders’ equity	6,048.9	5,748.6

Total Liabilities and Shareholders’ Equity	$8,404.0	$8,151.0

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$1,068.3	$1,057.5	$(70.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed income from subsidiaries	73.5	78.7	304.2
Amortization of stock-based compensation	2.4	1.8	1.8
Net gain on extinguishment of debt	(6.4)	0	0
Changes in:
Intercompany receivable	(54.1)	(22.0)	(18.6)
Accounts payable, accrued expenses, and other liabilities	7.3	12.5	(31.2)
Income taxes	(12.2)	31.1	(21.6)
Other, net	(1.9)	(5.6)	27.4

Net cash provided by operating activities	1,076.9	1,154.0	192.0

Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(3.5)	(152.4)	(270.1)
Received from (paid to) investment subsidiary	122.0	(849.5)	317.7

Net cash provided by (used in) investing activities	118.5	(1,001.9)	47.6

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	27.2	18.8	27.0
Tax benefit from exercise/vesting of stock-based compensation	14.0	9.7	11.1
Reacquisition of debt	(214.3)	0	0
Dividends paid to shareholders	(763.7)	0	(98.3)
Acquisition of treasury shares	(258.6)	(180.6)	(179.4)

Net cash used in financing activities	(1,195.4)	(152.1)	(239.6)

Change in cash	0	0	0
Cash, beginning of year	0	0	0

Cash, end of year	$0	$0	$0

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

Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at both year-end 2010 and 2009, $2.2 billion of marketable securities were available in this company. Non-cash activity includes declared but unpaid dividends, and the contribution from The Progressive Corporation of its common shares to certain subsidiaries, subject to restricted stock awards granted to employees. For the years ended December 31, we paid the following:

(millions)	2010	2009	2008

Income taxes, net of refunds	$434.0	$461.7	$258.0
Interest	138.4	144.7	144.7

Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with all subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Income taxes in the accompanying Condensed Balance Sheets are comprised of the parent company’s net deferred tax assets and the consolidated group’s net income taxes payable/recoverable. The Progressive Corporation and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.

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

Note 5. Reclassifications — In 2010, The Progressive Corporation has correctly presented undistributed income from subsidiaries as part of total revenues in the Condensed Statements of Income and has revised the prior years’ statements to conform with this presentation. There was no effect on total net income (loss).

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written

Year ended
December 31, 2010:
Personal Lines					$12,826.9		$9,159.6	$1,188.1	$1,587.1	$13,024.4
Commercial Auto					1,474.2		958.6	167.9	162.7	1,449.5
Other indemnity[3]					13.7		13.1	3.9	(9.7)	2.9

Total	$417.2	$7,071.0	$4,353.8	$0	$14,314.8	$508.2	$10,131.3	$1,359.9	$1,740.1	$14,476.8

Year ended
December 31, 2009:
Personal Lines					$12,365.9		$8,847.0	$1,171.6	$1,410.2	$12,453.1
Commercial Auto					1,623.3		1,050.7	187.0	155.8	1,533.9
Other indemnity					23.6		7.2	6.0	1.7	15.9

Total	$402.2	$6,653.0	$4,172.9	$0	$14,012.8	$495.9	$9,904.9	$1,364.6	$1,567.7	$14,002.9

Year ended
December 31, 2008:
Personal Lines					$11,847.8		$8,716.2	$1,147.9	$1,348.2	$11,878.8
Commercial Auto					1,762.2		1,290.2	203.3	174.6	1,704.8
Other indemnity					21.4		8.6	6.9	.6	20.7

Total	$414.0	$6,177.4	$4,175.9	$0	$13,631.4	$628.9	$10,015.0	$1,358.1	$1,523.4	$13,604.3

[1]	Progressive does not allocate assets, liabilities, or investment income to operating segments.
[2]	Excludes total net realized gains (losses) on securities.
[3]	We sold our professional liability insurance businesses in the first quarter 2010. The gain on the sale is reflected in other operating expenses.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2010
Premiums earned:
Property and liability insurance	$14,519.2	$204.4	$0	$14,314.8	0

December 31, 2009
Premiums earned:
Property and liability insurance	$14,199.4	$186.6	$0	$14,012.8	0

December 31, 2008
Premiums earned:
Property and liability insurance	$13,810.1	$178.7	$0	$13,631.4	0

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	Losses and Loss Adjustment Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended	Current Year	Prior Years

December 31, 2010	$10,451.7	$(320.4)	$9,888.0

December 31, 2009	$10,040.9	$(136.0)	$9,714.2

December 31, 2008	$9,981.8	$33.2	$9,737.3

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2011 appearing in the 2010 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 1, 2011

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

of The Progressive Corporation of our report dated March 1, 2011 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated March 1, 2011 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 1, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

March 1, 2011	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	March 1, 2011

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President, and Chief Executive Officer	March 1, 2011

/s/ Brian C. Domeck Brian C. Domeck	Vice President and Chief Financial Officer	March 1, 2011

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 1, 2011

* Stuart B. Burgdoerfer	Director	March 1, 2011

* Charles A. Davis	Director	March 1, 2011

* Roger N. Farah	Director	March 1, 2011

* Lawton W. Fitt	Director	March 1, 2011

* Stephen R. Hardis	Director	March 1, 2011

Bernadine P. Healy, M.D.	Director	March 1, 2011

* Abby F. Kohnstamm	Director	March 1, 2011

* Norman S. Matthews	Director	March 1, 2011

* Patrick H. Nettles, Ph.D.	Director	March 1, 2011

* Bradley T. Sheares, Ph.D.	Director	March 1, 2011

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	March 1, 2011
Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Quarterly Report on Form 10-Q (filed on May 6, 2008; Exhibit 3.1 therein)

3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 24, 2009)	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 3.1 therein)

4	4.1	364-Day Secured Liquidity Credit Facility Agreement dated as of December 31, 2008 between The Progressive Corporation and PNC Bank, National Association (successor in interest to National City Bank) (“PNC Credit Agreement”)	Current Report on Form 8-K (filed on January 7, 2009; Exhibit 4.1 therein)

4	4.2	Amendment No. 1, dated as of December 31, 2009, to PNC Credit Agreement	Current Report on Form 8-K (filed on January 6, 2010; Exhibit 4.1 therein)

4	4.3	Amendment No. 2, dated as of December 31, 2010, to PNC Credit Agreement	Current Report on Form 8-K (filed on January 4, 2011; Exhibit 4 therein)

4	4.4	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture (see exhibit 4.9 below), as amended and supplemented	Filed herewith

4	4.5	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.4 therein)

4	4.6	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.5 therein)

4	4.7	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 4.5 therein)

4	4.8	Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.15 below), as amended and supplemented	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.3 therein)

4	4.9	Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.10	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)

4	4.11	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)

4	4.12	Third Supplemental Indenture dated December 7, 2001 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed with SEC on October 22, 2002; Exhibit 4.4 therein)

4	4.13	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)

4	4.14	Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the Senior Indenture	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)

4	4.15	Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.1 therein)

4	4.16	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.2 therein)

4	4.17	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.4 therein)

4	4.18	Termination of Replacement Capital Covenant, dated June 23, 2010	Current Report on Form 8-K (filed on June 24, 2010; Exhibit 4 therein)

10(ii)	10.1	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Filed herewith

10(ii)	10.2	Assignment of Assumption of Lease Agreement dated July 7, 2010, between Acme Operating Company and Acme Acquisition Company	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.3	The Progressive Corporation 2007 Gainsharing Plan	Annual Report on Form 10-K (filed on February 28, 2007; Exhibit 10.8 therein)

10(iii)	10.4	The Progressive Corporation 2008 Gainsharing Plan	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 10.6 therein)

10(iii)	10.5	The Progressive Corporation 2009 Gainsharing Plan	Filed herewith

10(iii)	10.6	The Progressive Corporation 2010 Gainsharing Plan	Filed herewith

10(iii)	10.7	First Amendment to The Progressive Corporation 2010 Gainsharing Plan	Filed herewith

10(iii)	10.8	The Progressive Corporation 2011 Gainsharing Plan	Filed herewith

10(iii)	10.9	The Progressive Corporation 2007 Executive Bonus Plan	Current Report on Form 8-K (filed on February 8, 2007; Exhibit 10(A) therein)

10(iii)	10.10	The Progressive Corporation 1995 Incentive Plan	Filed herewith

10(iii)	10.11	Form of Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 10.18 therein)

10(iii)	10.12	Form of Objective-Based (now known as Performance-Based) Non-Qualified Stock Option Agreement under The Progressive Corporation 1995 Incentive Plan	Filed herewith

10(iii)	10.13	Form of The Progressive Corporation 1995 Incentive Plan Restricted Stock Award Agreement (Time-Based Award)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.9 therein)

10(iii)	10.14	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)

10(iii)	10.15	First Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 8, 2007; Exhibit 10(B) therein)

10(iii)	10.16	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 4, 2010; Exhibit 10.1 therein)

10(iii)	10.17	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.2 therein)

10(iii)	10.18	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.14 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.19	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 and thereafter)	Current Report on Form 8-K (filed on March 26, 2007; Exhibit 10.1 therein)

10(iii)	10.20	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.16 therein)

10(iii)	10.21	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Current Report on Form 8-K (filed on March 26, 2007; Exhibit 10.2 therein)

10(iii)	10.22	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2009 through February 2010)	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 10.2 therein)

10(iii)	10.23	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Equity Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.1 therein)

10(iii)	10.24	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Equity Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.2 therein)

10(iii)	10.25	The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2010; Exhibit 10.2 therein)

10(iii)	10.26	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 8, 2010; Exhibit 10.1 therein)

10(iii)	10.27	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 11, 2010; Exhibit 10.1 therein)

10(iii)	10.28	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.1 therein)

10(iii)	10.29	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)

10(iii)	10.30	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.21 therein)

10(iii)	10.31	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.22 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.32	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.24 therein)

10(iii)	10.33	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.24 therein)

10(iii)	10.34	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.25 therein)

10(iii)	10.35	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Filed herewith

10(iii)	10.36	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Filed herewith

10(iii)	10.37	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed on December 20, 2007; Exhibit 10.1 therein)

10(iii)	10.38	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.29 therein)

10(iii)	10.39	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.30 therein)

10(iii)	10.40	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.31 therein)

10(iii)	10.41	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.32 therein)

10(iii)	10.42	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.33 therein)

10(iii)	10.43	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Filed herewith

10(iii)	10.44	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.35 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.45	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.34 therein)

10(iii)	10.46	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.37 therein)

10(iii)	10.47	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.38 therein)

10(iii)	10.48	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Filed herewith

10(iii)	10.49	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.40 therein)

10(iii)	10.50	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.41 therein)

10(iii)	10.51	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.42 therein)

10(iii)	10.52	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on August 2, 2007; Exhibit 10.1 therein)

10(iii)	10.53	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 10.54 therein)

10(iii)	10.54	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.42 therein)

10(iii)	10.55	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 10.1 therein)

10(iii)	10.56	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.47 therein)

10(iii)	10.57	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed on December 20, 2007; Exhibit 10.2 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.58	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed on December 20, 2007; Exhibit 10.3 therein)

10(iii)	10.59	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.47 therein)

10(iii)	10.60	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.53 therein)

10(iii)	10.61	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 10.65 therein)

10(iii)	10.62	Director Compensation Schedule for 2006 and 2007	Filed herewith

10(iii)	10.63	Director Compensation Schedule for 2008 and 2009	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.53 therein)

10(iii)	10.64	Director Compensation Schedule for 2010	Filed herewith

10(iii)	10.65	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith

10(iii)	10.66	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 1, 2007; Exhibit 10.1 therein)

10(iii)	10.67	Non-plan Cash Bonus Paid to William M. Cody, Chief Investment Officer	Current Report on Form 8-K (filed on February 2, 2011; description under “Changes to Cash Bonus Plans” therein)

11	11	Computation of Earnings Per Share	Filed herewith

13	13	The Progressive Corporation 2010 Annual Report to Shareholders	Filed herewith

21	21	Subsidiaries of The Progressive Corporation	Filed herewith

23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 37 of this Annual Report on Form 10-K

24	24	Powers of Attorney	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith

101	101.INS	XBRL Instance Document	Furnished herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.