Form 10-Q
period 2011-03-31
PROGRESSIVE CORP/OH/
filed 2011-05-09
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 655,740,546 outstanding at March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

Three months ended March 31,	2011	2010	% Change
(millions - except per share amounts)

Revenues
Net premiums earned	$3,665.3	$3,501.1	5
Investment income	123.3	129.8	(5)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(1.4)	(9.3)	(85)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	6.2	NM

Net impairment losses recognized in earnings	(1.4)	(3.1)	(55)
Net realized gains (losses) on securities	101.1	33.9	198

Total net realized gains (losses) on securities	99.7	30.8	224
Service revenues	5.2	4.2	24

Total revenues	3,893.5	3,665.9	6

Expenses
Losses and loss adjustment expenses	2,508.1	2,423.4	3
Policy acquisition costs	346.7	333.1	4
Other underwriting expenses	454.7	426.5	7
Investment expenses	3.1	3.6	(14)
Service expenses	4.0	5.2	(23)
Interest expense	31.5	35.2	(11)

Total expenses	3,348.1	3,227.0	4

Net Income
Income before income taxes	545.4	438.9	24
Provision for income taxes	182.5	143.3	27

Net income	$362.9	$295.6	23

Computation of Earnings Per Share
Basic:
Average shares outstanding	651.8	661.4	(1)

Per share	$.56	$.45	25

Diluted:
Average shares outstanding	651.8	661.4	(1)
Net effect of dilutive stock-based compensation	4.0	5.0	(20)

Total equivalent shares	655.8	666.4	(2)

Per share	$.55	$.44	25

Dividends declared per share[1]	$0	$0

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,		December 31, 2010
(millions)	2011	2010

Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,713.6, $11,660.4, and $11,630.8)	$11,890.3	$11,673.2	$11,850.0
Equity securities:
Nonredeemable preferred stocks (cost: $536.8, $648.6, and $601.3)	1,099.9	1,310.5	1,157.6
Common equities (cost: $1,169.3, $905.1, and $1,021.7)	1,658.9	1,191.4	1,425.0
Short-term investments (amortized cost: $1,128.4, $1,389.2, and $1,090.8)	1,128.4	1,389.2	1,090.8

Total investments	15,777.5	15,564.3	15,523.4
Cash	155.5	155.1	158.9
Accrued investment income	111.3	113.6	109.3
Premiums receivable, net of allowance for doubtful accounts of $103.5, $105.3, and $114.9	2,928.5	2,722.9	2,738.4
Reinsurance recoverables, including $34.9, $40.4, and $37.4 on paid losses and loss adjustment expenses	767.3	666.2	741.5
Prepaid reinsurance premiums	86.7	72.6	88.1
Deferred acquisition costs	437.7	428.9	417.2
Income taxes	7.5	177.3	189.0
Property and equipment, net of accumulated depreciation of $581.1, $606.1, and $564.3	927.4	956.3	932.6
Other assets	326.7	191.7	251.9

Total assets	$21,526.1	$21,048.9	$21,150.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,587.1	$4,452.6	$4,353.8
Loss and loss adjustment expense reserves	7,073.6	6,724.5	7,071.0
Accounts payable, accrued expenses, and other liabilities	1,586.1	1,482.6	1,718.4
Debt[1]	1,958.7	2,177.7	1,958.2

Total liabilities	15,205.5	14,837.4	15,101.4

Common Shares, $1.00 par value (authorized 900.0; issued 797.6, 797.8, and 797.7, including treasury shares of 141.9, 127.3, and 135.3)	655.7	670.5	662.4
Paid-in capital	1,013.0	949.9	1,007.1
Retained earnings	3,839.2	3,942.5	3,595.7
Accumulated other comprehensive income (loss), net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(2.7)	(14.3)	(1.8)
Other net unrealized gains (losses) on securities	799.6	640.6	769.1

Total net unrealized gains (losses) on securities	796.9	626.3	767.3
Net unrealized gains on forecasted transactions	13.9	20.8	14.7
Foreign currency translation adjustment	1.9	1.5	1.7

Total accumulated other comprehensive income (loss)	812.7	648.6	783.7

Total shareholders’ equity	6,320.6	6,211.5	6,048.9

Total liabilities and shareholders’ equity	$21,526.1	$21,048.9	$21,150.3

[1]	Consists of both short- and long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31,	2011	2010
(millions)

Cash Flows From Operating Activities
Net income	$362.9	$295.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21.0	21.4
Amortization of fixed-income securities	59.5	57.0
Amortization of stock-based compensation	12.2	10.2
Net realized (gains) losses on securities	(99.7)	(30.8)
Net loss on disposition of property and equipment	1.2	.4
Changes in:
Premiums receivable	(190.1)	(268.1)
Reinsurance recoverables	(25.8)	(101.4)
Prepaid reinsurance premiums	1.4	(3.3)
Deferred acquisition costs	(20.5)	(26.7)
Income taxes	165.6	133.7
Unearned premiums	233.3	279.7
Loss and loss adjustment expense reserves	2.5	71.5
Accounts payable, accrued expenses, and other liabilities	153.0	229.9
Other, net	(3.0)	.9

Net cash provided by operating activities	673.5	670.0

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,173.0)	(948.3)
Equity securities	(150.6)	(315.2)
Sales:
Fixed maturities	2,722.5	740.7
Equity securities	124.8	52.9
Maturities, paydowns, calls, and other:
Fixed maturities	324.2	223.2
Net purchases of short-term investments - other	(37.6)	(311.0)
Net unsettled security transactions	(73.2)	45.5
Purchases of property and equipment	(17.5)	(17.0)
Sales of property and equipment	.5	.2

Net cash used in investing activities	(279.9)	(529.0)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	2.9	4.0
Tax benefit from exercise/vesting of stock-based compensation	1.5	.2
Dividends paid to shareholders[1]	(263.6)	(108.2)
Acquisition of treasury shares	(138.0)	(42.6)

Net cash used in financing activities	(397.2)	(146.6)

Effect of exchange rate changes on cash	.2	0

Increase (decrease) in cash	(3.4)	(5.6)
Cash, January 1	158.9	160.7

Cash, March 31	$155.5	$155.1

[1]	Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 Investments — The following table presents the composition of our investment portfolio by major security type consistent with our internal classification, which represents how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2011
Fixed maturities:
U.S. government obligations	$2,965.7	$25.2	$(17.8)	$0	$2,973.1	18.8%
State and local government obligations	1,843.1	35.3	(9.7)	0	1,868.7	11.8
Corporate debt securities	2,783.6	72.1	(9.3)	3.3	2,849.7	18.1
Residential mortgage-backed securities	565.5	14.4	(24.1)	0	555.8	3.5
Commercial mortgage-backed securities	1,826.9	57.4	(6.9)	0	1,877.4	11.9
Other asset-backed securities	1,282.1	12.1	(1.7)	.6	1,293.1	8.2
Redeemable preferred stocks	446.7	34.3	(8.5)	0	472.5	3.0
Other debt obligations	0	0	0	0	0	0

Total fixed maturities	11,713.6	250.8	(78.0)	3.9	11,890.3	75.3
Equity securities:
Nonredeemable preferred stocks	536.8	563.6	0	(.5)	1,099.9	7.0
Common equities	1,169.3	494.3	(4.7)	0	1,658.9	10.5
Short-term investments:
Other short-term investments	1,128.4	0	0	0	1,128.4	7.2

Total portfolio[2,3]	$14,548.1	$1,308.7	$(82.7)	$3.4	$15,777.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value

March 31, 2010
Fixed maturities:
U.S. government obligations	$4,566.2	$17.2	$(100.1)	$0	$4,483.3	28.8%
State and local government obligations	1,676.4	53.3	(1.4)	0	1,728.3	11.1
Corporate debt securities	1,619.2	70.3	(6.7)	.4	1,683.2	10.8
Residential mortgage-backed securities	579.4	4.8	(60.6)	0	523.6	3.4
Commercial mortgage-backed securities	1,686.1	57.9	(12.8)	0	1,731.2	11.1
Other asset-backed securities	870.7	9.2	(2.1)	(.1)	877.7	5.6
Redeemable preferred stocks	661.3	25.4	(41.9)	0	644.8	4.2
Other debt obligations	1.1	0	0	0	1.1	0

Total fixed maturities	11,660.4	238.1	(225.6)	.3	11,673.2	75.0
Equity securities:
Nonredeemable preferred stocks	648.6	664.8	0	(2.9)	1,310.5	8.4
Common equities	905.1	288.9	(2.6)	0	1,191.4	7.7
Short-term investments:
Other short-term investments	1,389.2	0	0	0	1,389.2	8.9

Total portfolio[2,3]	$14,603.3	$1,191.8	$(228.2)	$(2.6)	$15,564.3	100.0%

December 31, 2010
Fixed maturities:
U.S. government obligations	$3,203.2	$56.3	$(16.9)	$0	$3,242.6	20.9%
State and local government obligations	1,955.5	43.0	(9.4)	0	1,989.1	12.8
Corporate debt securities	2,579.0	78.1	(13.3)	2.3	2,646.1	17.0
Residential mortgage-backed securities	567.1	17.8	(21.3)	0	563.6	3.6
Commercial mortgage-backed securities	1,772.1	66.9	(6.9)	0	1,832.1	11.8
Other asset-backed securities	1,063.9	12.4	(2.2)	(.1)	1,074.0	6.9
Redeemable preferred stocks	490.0	29.6	(17.1)	0	502.5	3.3
Other debt obligations	0	0	0	0	0	0

Total fixed maturities	11,630.8	304.1	(87.1)	2.2	11,850.0	76.3
Equity securities:
Nonredeemable preferred stocks	601.3	560.2	0	(3.9)	1,157.6	7.5
Common equities	1,021.7	406.5	(3.2)	0	1,425.0	9.2
Short-term investments:
Other short-term investments	1,090.8	0	0	0	1,090.8	7.0

Total portfolio[2,3]	$14,344.6	$1,270.8	$(90.3)	$(1.7)	$15,523.4	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At March 31, 2011, we had $119.5 million of net unsettled security transactions offset in other assets, compared to $46.3 million at December 31, 2010; at March 31, 2010, we had $53.2 million of net unsettled security transactions offset in other liabilities.

[3]

The total fair value of the portfolio at March 31, 2011 and 2010, and December 31, 2010 included $1.8 billion, $2.1 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31,
(millions)	2011	2010	2010
Fixed maturities:
Corporate debt securities	$221.2	$76.4	$176.4
Other asset-backed securities	15.8	14.4	14.9

Total fixed maturities	237.0	90.8	191.3
Equity securities:
Nonredeemable preferred stocks	34.0	68.6	52.8

Total hybrid securities	$271.0	$159.4	$244.1

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-of-control put feature that permits the investor, at its sole option once the change of control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-of-control put option and the substantial market premium paid, there is a potential that the election to put upon the occurrence of a change in control could result in the investment not returning substantially all of the original investment. In the asset-backed portfolio, the hybrid security was acquired at a deep discount to par due to a failing auction, and contains a put option (derivative feature) that allows the investor to put that security back to the auction at par. If the auction is restored, this embedded derivative has the potential to more than double our initial investment yield. The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

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

Gross Unrealized Losses As of March 31, 2011, we had $78.0 million of gross unrealized losses in our fixed-maturity securities and $4.7 million in our common equities. We currently do not intend to sell the fixed-maturity securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index, as long as the portfolio and index correlation remain similar. If our strategy was to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Fixed maturities:
U.S. government obligations	$1,592.2	$(17.8)	$1,592.2	$(17.8)	$0	$0
State and local government obligations	494.8	(9.7)	466.1	(8.9)	28.7	(.8)
Corporate debt securities	721.3	(9.3)	691.7	(9.0)	29.6	(.3)
Residential mortgage-backed securities	363.6	(24.1)	129.5	(1.3)	234.1	(22.8)
Commercial mortgage-backed securities	435.6	(6.9)	363.7	(4.2)	71.9	(2.7)
Other asset-backed securities	297.5	(1.7)	284.7	(1.1)	12.8	(.6)
Redeemable preferred stocks	161.5	(8.5)	0	0	161.5	(8.5)

Total fixed maturities	4,066.5	(78.0)	3,527.9	(42.3)	538.6	(35.7)
Equity securities:
Common equities	48.4	(4.7)	31.7	(3.2)	16.7	(1.5)

Total equity securities	48.4	(4.7)	31.7	(3.2)	16.7	(1.5)

Total portfolio	$4,114.9	$(82.7)	$3,559.6	$(45.5)	$555.3	$(37.2)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2010
Fixed maturities:
U.S. government obligations	$2,158.1	$(100.1)	$49.7	$(.3)	$2,108.4	$(99.8)
State and local government obligations	86.4	(1.4)	49.9	(.3)	36.5	(1.1)
Corporate debt securities	242.1	(6.7)	197.5	(1.5)	44.6	(5.2)
Residential mortgage-backed securities	365.4	(60.6)	35.1	(1.5)	330.3	(59.1)
Commercial mortgage-backed securities	140.4	(12.8)	17.8	(.5)	122.6	(12.3)
Other asset-backed securities	39.1	(2.1)	30.6	0	8.5	(2.1)
Redeemable preferred stocks	425.8	(41.9)	0	0	425.8	(41.9)

Total fixed maturities	3,457.3	(225.6)	380.6	(4.1)	3,076.7	(221.5)
Equity securities:
Common equities	52.0	(2.6)	46.4	(2.2)	5.6	(.4)

Total equity securities	52.0	(2.6)	46.4	(2.2)	5.6	(.4)

Total portfolio	$3,509.3	$(228.2)	$427.0	$(6.3)	$3,082.3	$(221.9)

December 31, 2010
Fixed maturities:
U.S. government obligations	$495.3	$(16.9)	$495.3	$(16.9)	$0	$0
State and local government obligations	461.9	(9.4)	454.0	(8.7)	7.9	(.7)
Corporate debt securities	589.3	(13.3)	541.3	(11.6)	48.0	(1.7)
Residential mortgage-backed securities	314.1	(21.3)	74.0	(1.0)	240.1	(20.3)
Commercial mortgage-backed securities	332.0	(6.9)	269.7	(3.1)	62.3	(3.8)
Other asset-backed securities	214.8	(2.2)	209.8	(1.1)	5.0	(1.1)
Redeemable preferred stocks	216.7	(17.1)	0	0	216.7	(17.1)

Total fixed maturities	2,624.1	(87.1)	2,044.1	(42.4)	580.0	(44.7)
Equity securities:
Common equities	60.5	(3.2)	57.3	(3.1)	3.2	(.1)

Total equity securities	60.5	(3.2)	57.3	(3.1)	3.2	(.1)

Total portfolio	$2,684.6	$(90.3)	$2,101.4	$(45.5)	$583.2	$(44.8)

OTHER-THAN-TEMPORARY IMPAIRMENT (OTTI)

The following tables provide a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTTI loss was recognized in accumulated other comprehensive income at the time the credit impairment was determined and recognized:

	Three Months Ended March 31, 2011
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at January 1, 2011	$32.3	$1.0	$6.5	$39.8
Credit losses for which an OTTI was previously recognized	0	0	0	0
Credit losses for which an OTTI was not previously recognized	.1	.2	0	.3
Change in recoveries of future cash flows expected to be collected[1]	3.2	.2	0	3.4
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.1)	(.4)	0	(1.5)

Ending balance at March 31, 2011	$34.5	$1.0	$6.5	$42.0

	Three Months Ended March 31, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at January 1, 2010	$41.1	$.9	$6.5	$48.5
Credit losses for which an OTTI was previously recognized	.4	0	0	.4
Credit losses for which an OTTI was not previously recognized	1.2	.2	0	1.4
Change in recoveries of future cash flows expected to be collected[1]	(9.5)	0	0	(9.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	(.2)	0	(.2)

Ending balance at March 31, 2010	$33.2	$.9	$6.5	$40.6

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

Since we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery (which could be maturity) of their respective cost bases, in order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our asset-backed portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Trading Securities At March 31, 2011, March 31, 2010, and December 31, 2010, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2011 and 2010.

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

The following table shows the status of our derivative instruments at March 31, 2011, March 31, 2010, and December 31, 2010, and for the three months ended March 31, 2011 and 2010; amounts are on a pretax basis:

(millions)					Balance Sheet				Income Statement
	Notional Value[1]					Fair Value			Net Realized Gains (Losses) on Securities
	March 31,		Dec. 31,			March 31,		Dec. 31,	Three months ended March 31,
Derivatives designated as:	2011	2010	2010	Purpose	Classification	2011	2010	2010	2011	2010

Non-hedging instruments
Assets:
Corporate credit default swaps	$10	$0	$35	Manage credit risk	Investments - fixed maturities	$.7	$0	$1.3	$(.1)	$0
Liabilities:
Interest rate swaps	613	713	713	Manage portfolio duration	Other liabilities	(27.9)	(11.7)	(41.7)	2.6	(17.9)

Corporate credit default swaps	25	25	0	Manage credit risk	Other liabilities	0	(.5)	0	(.6)	.2

Closed:
Interest rate swaps	100	0	0	Manage portfolio duration	NA	0	0	0	.5	0

Total	NA	NA	NA			$(27.2)	$(12.2)	$(40.4)	$2.4	$(17.7)

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the quarter for closed positions.

NA= Not Applicable

INTEREST RATE SWAPS

During the periods ended March 31, 2011, March 31, 2010, and December 31, 2010, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the fourth quarter 2009, we entered into a 9-year interest rate swap position pursuant to which we are paying a fixed rate and receiving a variable rate. We closed a portion of this position during the first quarter 2011. The open position has generated an aggregate realized loss of $27.9 million, as interest rates have fallen since the inception of this position. As of March 31, 2011, March 31, 2010, and December 31, 2010, we delivered $36.3 million, $17.0 million, and $52.2 million, respectively, in cash collateral to the counterparty on our open interest rate swap position.

CORPORATE CREDIT DEFAULT SWAPS

During the periods ended March 31, 2011, March 31, 2010, and December 31, 2010, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on a preferred stock position of the same issuer. As of March 31, 2011 and March 31, 2010, we delivered $0.2 million and $0.6 million, respectively, in cash collateral to the counterparty on this position. As of December 31, 2010, we received $0.5 million in cash collateral from the counterparty on this position.

During the periods ended March 31, 2011 and December 31, 2010, we held a position opened during the second quarter 2010, where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We would be required to cover a $10 million notional value if a credit event is triggered, including failure to pay or bankruptcy by the issuer. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of March 31, 2011, the credit worthiness of the issuer is favorable and we received $0.9 million in cash collateral from the counterparty on this position; we received $1.1 million in cash collateral from the counterparty at December 31, 2010.

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

We evaluate whether a market is distressed or inactive in determining the fair value of our portfolio. We review certain market level inputs to evaluate whether sufficient activity, volume, and new issuances exist to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2011
Fixed maturities:
U.S. government obligations	$2,973.1	$0	$0	$2,973.1	$2,965.7
State and local government obligations	0	1,868.7	0	1,868.7	1,843.1
Corporate debt securities	0	2,820.1	29.6	2,849.7	2,783.6
Other debt obligations	0	0	0	0	0

Subtotal	2,973.1	4,688.8	29.6	7,691.5	7,592.4

Asset-backed securities:
Residential mortgage-backed	0	479.5	76.3	555.8	565.5
Commercial mortgage-backed	0	1,850.3	27.1	1,877.4	1,826.9
Other asset-backed	0	1,288.0	5.1	1,293.1	1,282.1

Subtotal asset-backed securities	0	3,617.8	108.5	3,726.3	3,674.5

Redeemable preferred stocks:
Financials	24.3	146.1	0	170.4	148.6
Utilities	0	72.1	0	72.1	70.4
Industrials	0	230.0	0	230.0	227.7

Subtotal redeemable preferred stocks	24.3	448.2	0	472.5	446.7

Total fixed maturities	2,997.4	8,754.8	138.1	11,890.3	11,713.6

Equity securities:
Nonredeemable preferred stocks:
Financials	556.0	466.0	0	1,022.0	474.9
Utilities	0	64.2	0	64.2	47.9
Industrials	0	13.7	0	13.7	14.0

Subtotal nonredeemable preferred stocks	556.0	543.9	0	1,099.9	536.8

Common equities:
Common stocks[1]	1,647.1	0	0	1,647.1	1,165.2
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,647.1	0	11.8	1,658.9	1,169.3

Total fixed maturities and equity securities	$5,200.5	$9,298.7	$149.9	14,649.1	13,419.7

Short-term investments:
Other short-term investments[2]				1,128.4	1,128.4

Total portfolio				$15,777.5	$14,548.1

Debt[3]				$2,120.5	$1,958.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost

March 31, 2010
Fixed maturities:
U.S. government obligations	$4,483.3	$0	$0	$4,483.3	$4,566.2
State and local government obligations	0	1,728.3	0	1,728.3	1,676.4
Corporate debt securities	0	1,654.3	28.9	1,683.2	1,619.2
Other debt obligations	0	0	1.1	1.1	1.1

Subtotal	4,483.3	3,382.6	30.0	7,895.9	7,862.9

Asset-backed securities:
Residential mortgage-backed	0	450.1	73.5	523.6	579.4
Commercial mortgage-backed	0	1,710.2	21.0	1,731.2	1,686.1
Other asset-backed	0	871.5	6.2	877.7	870.7

Subtotal asset-backed securities	0	3,031.8	100.7	3,132.5	3,136.2

Redeemable preferred stocks:
Financials	21.0	248.4	0	269.4	272.2
Utilities	0	69.2	0	69.2	69.6
Industrials	0	306.2	0	306.2	319.5

Subtotal redeemable preferred stocks	21.0	623.8	0	644.8	661.3

Total fixed maturities	4,504.3	7,038.2	130.7	11,673.2	11,660.4

Equity securities:
Nonredeemable preferred stocks:
Financials	618.5	574.5	0	1,193.0	546.7
Utilities	0	66.7	0	66.7	50.8
Industrials	0	50.8	0	50.8	51.1

Subtotal nonredeemable preferred stocks	618.5	692.0	0	1,310.5	648.6

Common equities:
Common stocks[1]	1,178.4	0	0	1,178.4	899.9
Other equity-like investments	0	0	13.0	13.0	5.2

Subtotal common equities	1,178.4	0	13.0	1,191.4	905.1

Total fixed maturities and equity securities	$6,301.2	$7,730.2	$143.7	14,175.1	13,214.1

Short-term investments:
Other short-term investments[2]				1,389.2	1,389.2

Total portfolio				$15,564.3	$14,603.3

Debt[3]				$2,252.9	$2,177.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost

December 31, 2010
Fixed maturities:
U.S. government obligations	$3,242.6	$0	$0	$3,242.6	$3,203.2
State and local government obligations	0	1,989.1	0	1,989.1	1,955.5
Corporate debt securities	0	2,616.6	29.5	2,646.1	2,579.0
Other debt obligations	0	0	0	0	0

Subtotal	3,242.6	4,605.7	29.5	7,877.8	7,737.7

Asset-backed securities:
Residential mortgage-backed	0	466.9	96.7	563.6	567.1
Commercial mortgage-backed	0	1,804.6	27.5	1,832.1	1,772.1
Other asset-backed	0	1,069.0	5.0	1,074.0	1,063.9

Subtotal asset-backed securities	0	3,340.5	129.2	3,469.7	3,403.1

Redeemable preferred stocks:
Financials	23.4	172.4	0	195.8	183.8
Utilities	0	71.4	0	71.4	70.2
Industrials	0	235.3	0	235.3	236.0

Subtotal redeemable preferred stocks	23.4	479.1	0	502.5	490.0

Total fixed maturities	3,266.0	8,425.3	158.7	11,850.0	11,630.8

Equity securities:
Nonredeemable preferred stocks:
Financials	490.2	565.1	0	1,055.3	514.3
Utilities	0	67.9	0	67.9	50.8
Industrials	0	34.4	0	34.4	36.2

Subtotal nonredeemable preferred stocks	490.2	667.4	0	1,157.6	601.3

Common equities:
Common stocks[1]	1,413.2	0	0	1,413.2	1,017.6
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,413.2	0	11.8	1,425.0	1,021.7

Total fixed maturities and equity securities	$5,169.4	$9,092.7	$170.5	14,432.6	13,253.8

Short-term investments:
Other short-term investments[2]				1,090.8	1,090.8

Total portfolio				$15,523.4	$14,344.6

Debt[3]				$2,105.7	$1,958.2

[1]	Common stocks are managed externally to track the Russell 1000 Index. Therefore, a break-out by major sector type is not provided.
[2]	Due to the underlying nature of these securities, cost approximates fair value.
[3]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from external sources.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We had two nonredeemable preferred securities with an aggregate value of $71.2 million that were transferred from Level 2 to Level 1 during the first quarter 2011 due to the availability of exchange pricing. We did not have any transfers between Level 1 and Level 2 for the periods ended March 31, 2010 and December 31, 2010.

With limited exceptions, our Level 3 securities are also priced externally; however, due to several factors (e.g., nature of the securities, level of activity, lack of similar securities trading to obtain observable market level inputs), these valuations are more subjective in nature. Certain private-equity and fixed-income investments included in the Level 3 securities are valued using external pricing supplemented by internal review and analysis.

At March 31, 2011, vendor-quoted prices represented 57% of our Level 1 classifications, compared to 71% at March 31, 2010 and 63% at December 31, 2010. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The significant reduction in Level 1 vendor-quoted prices is due to our reduction in U.S. Treasury Notes since March 31, 2010. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange.

At March 31, 2011, vendor-quoted prices comprised 96% of our Level 2 classifications, compared to 94% at both March 31, 2010 and December 31, 2010. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to their processes. We reviewed each sector for transaction volumes and determined that sufficient activity and liquidity existed to provide a credible source for market level valuations, despite being below historical averages, for all periods presented.

Broker/dealer-quoted prices represented the balance of our Level 2 classifications. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers contain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker/dealer quote for a security, and we will also obtain a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe these additional steps help to ensure that we are reporting the most representative price and validate our pricing methodology.

To the extent the inputs used by external pricing sources are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2011 and 2010, and December 31, 2010, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At March 31, 2011 and 2010, as well as December 31, 2010, one private common equity security with an aggregate value of $10.2 million was priced internally. Additionally, at March 31, 2011, we had two fixed-maturity securities with an aggregate value of $0.6 million that were priced internally, compared to one fixed-maturity security with a value of $0.3 million at March 31, 2010 and two fixed-maturity securities with an aggregate value of $0.5 million at December 31, 2010.

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

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2011 and 2010:

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2010	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss	Change in Valuation	Net Transfers in (out)[1]	Fair value at March 31, 2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$96.7	$(5.0)	$0	$0	$0	$0	$(15.4)	$76.3
Commercial mortgage-backed	27.5	0	0	0	0	(.4)	0	27.1
Other asset-backed	5.0	(.4)	0	0	0	.5	0	5.1

Total asset-backed securities	129.2	(5.4)	0	0	0	.1	(15.4)	108.5
Corporate debt securities	29.5	0	0	0	0	.1	0	29.6
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	158.7	(5.4)	0	0	0	.2	(15.4)	138.1

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	0	0	11.8

Total Level 3 securities	$170.5	$(5.4)	$0	$0	$0	$.2	$(15.4)	$149.9

[1]	The $(15.4) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a residential mortgage-backed security.

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss	Change in Valuation	Net Transfers in (out)[1]	Fair value at March 31, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$46.1	$(3.0)	$18.0	$0	$0	$.3	$12.1	$73.5
Commercial mortgage-backed	21.6	0	0	0	0	(.6)	0	21.0
Other asset-backed	7.8	(.7)	0	0	0	(.9)	0	6.2

Total asset-backed securities	75.5	(3.7)	18.0	0	0	(1.2)	12.1	100.7
Corporate debt securities	28.2	0	0	0	0	.7	0	28.9
Other debt obligations	1.1	0	0	0	0	0	0	1.1
Redeemable preferred stocks:
Industrials	53.1	0	0	0	0	0	(53.1)	0

Total fixed maturities	157.9	(3.7)	18.0	0	0	(.5)	(41.0)	130.7

Equity securities:
Common equities:
Other equity-like investments	12.9	0	0	0	0	.1	0	13.0

Total Level 3 securities	$170.8	$(3.7)	$18.0	$0	$0	$(.4)	$(41.0)	$143.7

[1]

The $12.1 million was transferred from Level 2 into Level 3 due to a lack of trade volume and the $(53.1) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a redeemable preferred stock.

Note 4 Debt — Debt consisted of:

(millions)	March 31, 2011		March 31, 2010		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$349.7	$365.8	$349.3	$378.4	$349.6	$369.3
7% Notes due 2013	149.6	167.6	149.5	164.8	149.6	165.0
6 5/8% Senior Notes due 2029	294.9	337.9	294.7	318.6	294.8	329.9
6.25% Senior Notes due 2032	394.3	429.4	394.2	409.2	394.2	433.3
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	770.2	819.8	990.0	981.9	770.0	808.2

Total	$1,958.7	$2,120.5	$2,177.7	$2,252.9	$1,958.2	$2,105.7

On December 31, 2010, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement (“Credit Facility Agreement”) with PNC Bank, National Association (PNC), which extended the expiration date of our outstanding credit facility agreement until December 31, 2011, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets or related facilities that affect our ability to transfer or receive funds. Under this credit facility, we may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us) plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2010 or through the first three months of 2011.

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

As a condition of the Tender Offer, we solicited consents (the “Consent Solicitation”) from the holders of our 6.25% Senior Notes to terminate the Replacement Capital Covenant (the “RCC”) relating to the 6.25% Senior Notes. The RCC was originally entered into by Progressive in June 2007 for the benefit of the holders of the 6.25% Senior Notes in connection with the issuance of the Debentures. Under the RCC, we agreed that we would not repay, redeem, defease, or purchase all or any part of the Debentures before June 15, 2047, unless Progressive was to obtain a specified portion of the funds used in the transaction through the sale of its common shares or certain other equity or equity-like securities. The RCC was terminated on June 23, 2010, the expiration date of the Consent Solicitation, at which time we had received the consent of holders of a majority of the outstanding aggregate principal amount of the 6.25% Senior Notes. Those holders who validly delivered their consent by the expiration date received a consent fee of $5.00 for each $1,000 principal amount of their 6.25% Senior Notes.

Note 5 Income Taxes — At March 31, 2011 and 2010 and December 31, 2010, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective time periods:

	Three Months Ended March 31,
(millions)	2011	2010
Income taxes, net of refunds	$15.0	$9.0
Interest	21.1	21.1

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto and truck markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks, which was sold in 2010. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners insurance through our programs with three unaffiliated homeowner insurance companies. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2011		2010
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,887.8	$210.1	$1,827.9	$196.1
Direct	1,420.0	105.2	1,299.6	70.7

Total Personal Lines[1]	3,307.8	315.3	3,127.5	266.8
Commercial Auto	355.7	41.1	369.2	44.3
Other indemnity	1.8	(.6)	4.4	7.0

Total underwriting operations	3,665.3	355.8	3,501.1	318.1
Service businesses	5.2	1.2	4.2	(1.0)
Investments[2]	223.0	219.9	160.6	157.0
Interest expense	NA	(31.5)	NA	(35.2)

Consolidated total	$3,893.5	$545.4	$3,665.9	$438.9

[1]

Personal auto insurance accounted for 91% and 90% of the total Personal Lines segment net premiums earned in the first quarters of 2011 and 2010, respectively; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

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

	Three Months Ended March 31,
	2011		2010
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	11.1%	88.9%	10.7%	89.3%
Direct	7.4	92.6	5.4	94.6
Total Personal Lines	9.5	90.5	8.5	91.5
Commercial Auto	11.6	88.4	12.0	88.0
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	9.7	90.3	9.1	90.9

[1]	Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income — Total comprehensive income was:

	Three Months Ended March 31,
(millions)	2011	2010
Net income	$362.9	$295.6
After-tax changes in:
Non-credit related OTTI losses[1]	(.4)	(4.0)
Additional credit-related OTTI losses recognized on previously recorded non-credit losses	.4	0

Net non-credit related OTTI losses	0	(4.0)
Sales/valuation changes on previously recorded non-credit related losses	(.9)	5.4

Net non-credit related OTTI losses, adjusted for valuation changes	(.9)	1.4
Other net unrealized gains (losses) on securities	30.5	194.7

Total net unrealized gains (losses) on securities	29.6	196.1
Net unrealized gains on forecasted transactions	(.8)	(.8)
Foreign currency translation adjustment	.2	.1

Comprehensive income	$391.9	$491.0

[1]	Amounts represent the portion of OTTI losses recognized in other comprehensive income during the period.

Note 9 Dividends — Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2011, the Board has determined the target percentage to be 33-1/3% of annual after-tax underwriting income.

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved in advance by the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of March 31, 2011, the Gainshare factor was 1.26. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (see Note 8 - Comprehensive Income) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and is subject to the above limitations, the Board is expected to declare the 2011 annual dividend in December 2011, with a record date in January 2012 and payment shortly thereafter. For the three months ended March 31, 2011, our after-tax comprehensive income was $391.9 million, which is higher than the $231.3 million of after-tax underwriting income for the same period.

In February 2011, Progressive paid $.3987 per common share, pursuant to a December 2010 declaration by the Board of Directors under our annual variable dividend policy. In February 2010, Progressive paid $.1613 per common share, pursuant to a December 2009 declaration by the Board. In addition to the annual variable dividend, Progressive paid a $1.00 per common share extraordinary dividend in December 2010, pursuant to an October 2010 declaration by the Board.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies issued by our subsidiaries in the ordinary course of their businesses. All legal actions relating to such insurance claims are considered by us in establishing our loss and loss adjustment expense reserves.

In addition, various Progressive entities are named as defendants in various class action or individual lawsuits arising out of the operations of our insurance subsidiaries. These cases include those alleging damages as a result of our practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, and bodily injury benefits; rating practices at policy renewal; the utilization, content, or appearance of policy documents; labor rates paid to auto body repair shops; and cases challenging other aspects of our claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. In accordance with accounting principles generally accepted in the United States of America (GAAP), we establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure. Pursuant to GAAP, we have not established accruals for those lawsuits for which a loss is not probable and/or we are currently unable to estimate our potential exposure. If any one or more of these lawsuits results in a judgment against, or settlement by, our insurance subsidiaries for an amount that is significantly greater than the amount, if any, so accrued, the resulting liability could have a material effect on our financial condition, cash flows, and results of operations.

For a further discussion on our pending litigation, see Note 12 – Litigation in our Annual Report to Shareholders for the year ended December 31, 2010.

Note 11 New Accounting Standard — During 2010, the Financial Accounting Standards Board issued an accounting standard update related to the accounting for the deferral of costs associated with the successful acquisition or renewal of insurance contracts. This standard is intended to help reduce diversity in practice and is effective for fiscal years beginning after December 15, 2011 (January 2012 for calendar-year companies). We are currently analyzing the impact this standard will have on our financial condition, cash flows, and results of operations, and anticipate that we will defer less acquisition costs under this standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

In the first quarter 2011, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 3% and 6%, respectively, and underwriting profitability of 9.7%, or $355.8 million. Our investment operations produced recurring investment income of $123.3 million and experienced $99.7 million of net realized gains on securities. We reported net income of $362.9 million, or $.55 per share, for the first quarter 2011. Our total capital position increased $272.2 million during the quarter, to $8.3 billion at March 31, 2011.

A. Operations

During the first quarter 2011, we realized a year-over-year increase in net premiums written of 3%, with our Agency and Direct Personal Lines businesses growing 2% and 7%, respectively, and our Commercial Auto business declining 3%. Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a year-over-year basis, our Personal Lines new business applications decreased 2%, while our Commercial Auto new applications decreased 6%. The decrease in new applications partially reflects the strong new application volume we generated in the first quarter last year and some apparent decline in the level of consumers shopping for auto insurance. Our advertising and media placement remain a critical component of our new customer generation and we will continue to take advantage of the brand assets we have developed in both “Flo” and the “Messenger.” For our Commercial Auto business, we cannot predict when the commercial auto market will begin to expand and will stay focused on our efforts in capturing additional business within the existing market.

Both our Agency and Direct businesses contributed to the 7% increase in our Personal Lines renewal applications. The increase in part reflects our retention efforts (e.g., rate stability and loyalty programs) as well as an increase in the number of Agency auto customers in tiers that generally stay with us longer. In addition, we are continuing to expand our penetration of multi-product households, which we believe will strengthen selected policyholder retention. During the quarter, we introduced a multi-product quoting application to improve the efficiency of quoting and buying a combination of Personal Lines products. Commercial Auto experienced a decline of 2% in renewal applications.

Our efforts remain focused on several other initiatives we put in place that are designed to help stimulate growth and provide consumers with distinctive new insurance options. These initiatives include:

•	the national advertising launch of SnapshotSM, our usage-based insurance product,

•	new product models in both our personal and commercial auto businesses, which are designed to help improve competitiveness, and

•	improving our presence in the mobile device space.

In addition, Name Your Price®, which is a program that provides Direct auto customers the opportunity to select the price they would like to pay for auto insurance, remains a key initiative. We completed the countrywide rollout of this program in 2010.

On a year-over-year basis, for the first quarter 2011, written premium per policy remained relatively flat in our Agency auto business, but decreased about 1% in Direct auto. Commercial Auto also saw premiums per policy remain relatively flat during the first quarter 2011, compared to decreases throughout 2010. The average written premium for our special lines products was down 5%, primarily driven by a decline in written premium on our motorcycle policies, partially reflecting older bikes on the roads. Adjusting rates is an ongoing process, and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

On a companywide basis, we grew policies in force 6%, with Personal Lines growing 6% and Commercial Auto decreasing 1%. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 10%, or 327,300 policies. In our Agency auto business, policies in force reached an all-time high with 4.6 million policies, an increase of 164,600 policies, or 4%, over last March; our previous high-water mark was in April 2006. With a 5% increase in our special lines policies over the first quarter last year, we are close to 12 million Personal Lines policyholders.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention remains one of our most important priorities and why we have stepped up our efforts to increase the number of multi-product households. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy for our Agency auto business increased about 8% over the same time last year, and in our Direct auto business remained healthy, although relatively flat. Our policy life expectancy in both our Commercial Auto and special lines products was down about 1%.

Our 9.7% companywide underwriting profit margin for the first quarter 2011 exceeded our target of 4% and was 0.6 percentage points better than in the first quarter 2010. All of the businesses contributed to these strong results. During the first quarter 2011, we experienced $99.0 million, or 2.7 points, of favorable prior accident year development, compared to 3.0 points of favorable development in the first quarter last year. Nearly 75% of the development was in our Personal Lines business, with the balance in

Commercial Auto. On a year-over-year basis, for the first quarter 2011, our personal auto products experienced an aggregate decrease in both severity and frequency.

B. Investments and Capital Management

The fair value of our investment portfolio was $15.8 billion at March 31, 2011. During the first quarter, our asset allocation strategy was to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), with the balance (75%-100%) of our portfolio in Group II securities (i.e., all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments). At quarter end, our portfolio was allocated 24% to Group I and 76% to Group II.

In April 2011, the Investment and Capital Committee of the Board of Directors approved a management-proposed change to the definitions of Group I and Group II securities. Investment-grade redeemable preferred stocks with cumulative dividends, which were previously allocated 100% to Group I, will be allocated 50% to Group I and 50% to Group II. In addition, for the allocation between Group I and Group II securities only, residential and commercial mortgage-backed securities will derive their credit ratings from models provided by the National Association of Insurance Commissioners (NAIC); all other debt securities will continue to obtain their credit rating from external vendors. Based on the credit ratings assigned by the NAIC, some of these mortgage-backed securities may no longer be categorized as non-investment-grade securities for our Group I classification. We believe these changes allow our asset allocation strategy to be more in line with our capital planning initiatives and more accurately reflect the general economics of these particular securities. If these changes had been effective for the first quarter 2011, our portfolio would have been allocated 22% to Group I and 78% to Group II.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.8% for the first quarter 2011. We experienced gains in both our common stock and fixed-income portfolios, with FTE total returns of 6.5% and 1.3%, respectively. At March 31, 2011, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. Our current duration is 2.2 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At March 31, 2011, our total capital (debt plus equity) was $8.3 billion, up from the $8.0 billion held at December 31, 2010. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2011 and 2010, operations generated positive cash flows of $673.5 million and $670.0 million, respectively. During the first quarter 2011, we repurchased 6.8 million of our common shares at a total cost of $138.0 million (average cost of $20.29 per share) and paid $.3987 per share pursuant to our annual variable dividend policy. From time to time, we also may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such purposes; we did not make any such debt repurchases during the first three months of 2011 or 2010. However, during July 2010, we repurchased $222.9 million in the aggregate principal amount of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (See Note 4 – Debt for additional information).

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, and expected capital requirements. Our next scheduled debt maturity will be in January 2012 in the amount of $350 million. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.

Progressive seeks to deploy capital in a prudent manner and uses multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic losses, natural disasters, and other significant business interruptions to estimate our potential capital needs.

Management views our capital position as consisting of three layers, each with a specific size and purpose. The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital we need to satisfy state insurance regulatory requirements and support our objective of writing all the business we can write and service, consistent with our underwriting discipline of achieving a 96 combined ratio. This capital is held in our various insurance entities.

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either in a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8 – Statutory Financial Information in our Annual Report to Shareholders for the year ended December 31, 2010.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

At all times during 2010 and the first three months of 2011, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At March 31, 2011, we held total capital (debt plus equity) of $8.3 billion at book value, compared to $8.0 billion at December 31, 2010 and $8.4 billion at March 31, 2010.

Short-Term Borrowings

During the three months ended March 31, 2011 and 2010, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4—Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

B. Commitments and Contingencies

Contractual Obligations

During the first three months of 2011, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2—Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2010. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2010.

Other

We currently have no significant construction underway.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended March 31,
($ in millions)	2011	2010	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,970.2	$1,933.3	2
Direct	1,551.1	1,454.5	7

Total Personal Lines	3,521.3	3,387.8	4
Commercial Auto	378.7	388.5	(3)
Other indemnity	0	1.2	NM

Total underwriting operations	$3,900.0	$3,777.5	3

NET PREMIUMS EARNED
Personal Lines
Agency	$1,887.8	$1,827.9	3
Direct	1,420.0	1,299.6	9

Total Personal Lines	3,307.8	3,127.5	6
Commercial Auto	355.7	369.2	(4)
Other indemnity	1.8	4.4	(59)

Total underwriting operations	$3,665.3	$3,501.1	5

NM = Not Meaningful

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2011	2010	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,581.3	4,416.7	4
Direct auto	3,722.2	3,394.9	10

Total auto	8,303.5	7,811.6	6
Special lines[1]	3,645.5	3,479.0	5

Total Personal Lines	11,949.0	11,290.6	6

Commercial Auto	506.5	510.8	(1)

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. We experienced the following growth in new and renewal applications:

	Growth Over Prior Year Quarter
	2011		2010
APPLICATIONS
Personal Lines
New	(2	) %	16%
Renewal	7%		9%
Commercial Auto
New	(6	) %	2%
Renewal	(2	) %	(2	) %

Our Personal Lines business had a decline in new applications for the first three months of 2011, compared to last year, as both our Direct and Agency auto businesses saw decreases. The decline in 2011 is due in large part to the significant growth in new applications we experienced in the first quarter 2010 and our assessment of decreased consumer shopping levels. We remain committed to our advertising campaigns, product enhancements, and brand-building efforts in order to stimulate new business. Our Commercial Auto business also experienced a decrease in new applications for the first quarter 2011, compared to the same period last year. This business continues to be affected by the economic downturn, particularly in the housing and construction sectors.

We continue to pursue initiatives aimed at providing consumers with distinctive new auto insurance options. During the first quarter 2011, we continued the rollout of new auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. We introduced these models in 12 additional states in the first quarter 2011, bringing the total number of states to 31. We plan to continue the rollout to 5 to 10 additional states during the remainder of 2011.

During the first quarter 2011, we launched the national advertising of SnapshotSM, our usage-based insurance product. As of March 31, 2011, Snapshot was available to Direct auto customers in 33 states, including 6 states added during the quarter. By early April 2011, Agency auto customers in 23 of these 33 states had access to this product. We plan to continue expansion of Snapshot into about 10 additional states, depending on regulatory approval and business results, over the remainder of the year.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, the program in which we “bundle” our auto product with property insurance provided by one of three unaffiliated insurance carriers, is becoming an integral part of our consumer offerings. The program is currently available to Agency customers in 43 states and Direct customers in 48 states and the District of Columbia; this program is not available to customers in Florida and Alaska. In addition, we are focused on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

We are also focused on improving our presence in the mobile space. In the first quarter 2011, we added the ability to quote auto insurance on our mobile website in 14 states, bringing the total number of states with this capability to 27. During the quarter, we also upgraded the functionality available to current policyholders on our mobile website, including the ability to make payments via their checking account, view their vehicle and policy level coverages, and make certain changes to their policy (i.e., address and phone number). We plan to invest in adding more mobile capabilities as consumer demand for these services continues to grow.

During the first quarter, we experienced the following change in average written premium per policy:

	Growth Over Prior Year Quarter
	2011		2010
WRITTTEN PREMIUM PER POLICY
Personal Lines - auto	(1	) %	(2	) %
Commercial Auto	0%		(8	) %

In the first quarter 2011, written premium per policy for both our personal auto and Commercial Auto businesses remained relatively flat, compared to decreases for both businesses in the first quarter last year. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends. See below for additional discussion on written premium per policy for our Agency and Direct auto channels and our Commercial Auto business.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. The following table shows quarter-over-prior-year quarter changes in policy life expectancy:

	Growth Over Prior Year Quarter
	2011		2010
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	4%		4%
Special Lines	(1	) %	(3	) %
Commercial Auto	(1	) %	(3	) %

The lengthening policy life expectancies in our personal auto business in part reflects improved loyalty programs, efforts to stabilize rates at renewal, an increase in the number of Agency auto customer in tiers that generally stay with us longer, and the greater penetration of the multi-product offerings discussed above. Both our special lines and Commercial Auto businesses did not see significant changes in policy life expectancy in the first quarter 2011. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize pricing, quality service, and other retention initiatives for our current customers.

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

	2011		2010
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$210.1	11.1%	$196.1	10.7%
Direct	105.2	7.4	70.7	5.4

Total Personal Lines	315.3	9.5	266.8	8.5
Commercial Auto	41.1	11.6	44.3	12.0
Other indemnity[1]	(.6)	NM	7.0	NM

Total underwriting operations	$355.8	9.7%	$318.1	9.1%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, our underwriting profit margin improved 0.6 percentage points in the first quarter 2011, compared to the same period last year, and exceeded our long-term profitability target of 4%. The increase in underwriting profitability primarily reflects our lower loss and loss adjustment expense ratio due to a decrease in both incurred frequency and severity over the first quarter last year. Increased advertising expenditures contributed to the slight increase in the quarter-over-prior-year quarter underwriting expense ratio.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and other indemnity businesses, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2011	2010	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	68.0	68.1	(.1	) pts.
Underwriting expense ratio	20.9	21.2	(.3	) pts.

Combined ratio	88.9	89.3	(.4	) pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	69.7	71.9	(2.2	) pts.
Underwriting expense ratio	22.9	22.7	.2	pts.

Combined ratio	92.6	94.6	(2.0	) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	68.7	69.6	(.9	) pts.
Underwriting expense ratio	21.8	21.9	(.1	) pts.

Combined ratio	90.5	91.5	(1.0	) pts.

Commercial Auto
Loss & loss adjustment expense ratio	65.7	65.1	.6	pts.
Underwriting expense ratio	22.7	22.9	(.2	) pts.

Combined ratio	88.4	88.0	.4	pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	68.4	69.2	(.8	) pts.
Underwriting expense ratio	21.9	21.7	.2	pts.

Combined ratio	90.3	90.9	(.6	) pts.

Accident year loss & loss adjustment expense ratio[3]	71.1	72.2	(1.1	) pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $(0.6) million and $7.0 million for the three months ended March 31, 2011 and 2010, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2011	2010
Change in net loss and LAE reserves	$(25.7)	$(24.9)
Paid losses and LAE	2,533.8	2,448.3

Total incurred losses and LAE	$2,508.1	$2,423.4

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

On a quarter-over-prior-year quarter basis, our total loss and loss adjustment expense ratio decreased 0.8 points, primarily reflecting decreases in both frequency and severity for both our personal auto and Commercial Auto businesses. Similarly, our loss and loss adjustment expense ratio on an accident year basis was down 1.1 points year-over-year.

The following discussion of our severity and frequency trends excludes the impact from comprehensive coverage due to the volatility related to certain types of losses, such as catastrophe losses and glass claims.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) decreased about 3% on a quarter-over-prior-year quarter basis, with decreases in severity for our personal injury protection (PIP), bodily injury, and collision coverages. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary with changes in our mix of business by policy limits and coverages.

Our incurred frequency of auto accidents, on a calendar-year basis, was down about 1% for the first quarter 2011, compared to the same period last year. On a quarter-over-prior-year quarter basis, frequency was down for both our PIP and bodily injury coverages, while frequency for our collision coverage increased about 2.5%. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended March 31,
($ in millions)	2011		2010
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$46.1		$39.1
Current accident year	2.8		11.1

Calendar year actuarial adjustments	$48.9		$50.2

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustments	$46.1		$39.1
All other development	52.9		64.4

Total development	$99.0		$103.5

Decrease to calendar year combined ratio	2.7	pts.	3.0	pts.

Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, the actuaries have the ability to identify and measure variances in frequency and severity trends and adjust the reserves to reflect the current costs. We report these actuarial adjustments separately for the current and prior accident years to show the impact of these changes on the prior accident years’ development.

“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while sustaining minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the first quarters of 2011 and 2010. Nearly 60% of the favorable development in 2011 was attributable to accident year 2010, while the remainder was primarily related to accident years 2008 and prior. In contrast, nearly 97% of the 2010 favorable year-to-date prior year reserve development was attributable to favorable development for accident year 2009.

For the first three months of 2011 and 2010, 70-75% of our favorable development was in our Personal Lines business, with the remainder in our Commercial Auto business. For both periods, the development reflected favorable settlement of larger losses (e.g., claims settling for less than reserved) and favorable development of our defense cost and containment expense reserves, which primarily reflects a greater percentage of litigated claims being handled by our in-house counsel, partially offset by our IBNR reserves developing unfavorably. In addition, in the first quarter 2011, our PIP case reserves developed favorably, reflecting the decreased severity discussed above.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2010.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased 0.2 points for the three month period ended March 31, 2011, compared to the same period last year. The increase primarily reflects an increase in advertising expenditures in 2011.

C. Personal Lines

Growth 2011 vs. 2010 First Quarter
Net premiums written	4%
Net premiums earned	6%
Policies in force	6%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the first quarter 2011 and 2010. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 93% of our total Personal Lines net premiums written in the first three months of 2011 and 92% of the Personal Lines net premiums written for the same period in 2010. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to the first quarter last year, policies in force grew 6% for auto and 5% for special lines products. In addition, net premiums written increased 4% for auto and decreased 2% for our special lines products for the first quarter 2011, compared to increases of 8% and 15%, respectively, for 2010, reflecting the significant increase in new applications that was generated in the first quarter last year.

Our total Personal Lines business generated combined ratios of 90.5 and 91.5 for the first quarter 2011 and 2010, respectively. In the first quarter 2011, 47 states and the District of Columbia were profitable, including 9 of our 10 largest states; 47 states were profitable for the first three months of 2010, including 8 of our 10 largest states. The special lines products had a favorable impact of about 3 points on the total Personal Lines combined ratio for the first quarter 2011, compared to a favorable effect of about 4 points for the first quarter last year. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is lower during the first quarter than in the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2011 vs. 2010 First Quarter
Net premiums written	2%
Net premiums earned	3%
Auto: policies in force	4%
new applications	(2)%
renewal applications	4%
written premium per policy	0%
policy life expectancy	8%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for the three-month period ended March 31, 2011, we generated new Agency auto application growth in 17 states, including 5 of our top 10 Agency auto states. Written premium per policy for Agency auto new business increased 2%, while down 1% for renewal business. The increase in retention in our Agency auto business (measured by policy life expectancy) in part reflects improved loyalty programs, efforts to stabilize rates at renewal, and an increase in the number of Agency auto customer in tiers that generally stay with us longer.

On a quarter-over-prior-year quarter basis, we saw a modest decrease in the number of quotes, reflecting very strong quoting activity in the first quarter 2010. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased slightly for the first quarter 2011 over the same period last year.

The Direct Business

Growth 2011 vs. 2010 First Quarter
Net premiums written	7%
Net premiums earned	9%
Auto: policies in force	10%
new applications	(5)%
renewal applications	13%
written premium per policy	(1)%
policy life expectancy	0%

The Direct business includes business written directly by Progressive online and over the phone. For the first quarter 2011, compared to the same period last year, we experienced an increase in new Direct auto applications in 19 states; 3 of our top 10 Direct auto states experienced an increase. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down about 1% for the three-month period ended March 31, 2011, compared to the same period last year, driven by a decline of about 2% for renewal business; written premium per policy increased about 1% on new business.

On a year-over-year basis, the total number of quotes in the Direct business decreased for the first quarter 2011, reflecting decreases in both Internet quotes and quotes generated via the phone. Significant quoting activity in the first quarter 2010 and some apparent decline in the level of consumers shopping for auto insurance this year had an effect on the year-over-year comparison. The overall Direct business conversion rate increased slightly for the first quarter 2011, compared to the same period last year.

Advertising expenditures increased in the first quarter 2011, compared to the same period last year, which contributed to the higher expense ratio for Direct. We remain focused on establishing a well-respected brand and added to our inventory of television commercials and Internet advertising. We continue to use “Flo” to provide fresh and engaging messages, and during the quarter, we debuted a complementary campaign introducing the “Messenger.”

D. Commercial Auto

Growth 2011 vs. 2010 First Quarter
Net premiums written	(3)%
Net premiums earned	(4)%
Policies in force	(1)%
New applications	(6)%
Renewal applications	(2)%
Written premium per policy	0%
Policy life expectancy	(1)%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. The Commercial Auto business represented 10% of our total net premiums written, for both the first quarter 2011 and 2010. This business is primarily distributed through independent agents and operates in the business auto and truck markets. The business auto market, which accounts for about half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by small businesses, such as contractors, landscapers, and plumbers. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a year-over-year basis, total written premium per policy was flat for the first quarter 2011, as an increase in written premium per policy on new business was offset by a decline for renewal business. Policy life expectancy for our Commercial Auto business was down about 1% compared to last year.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, which includes the run-off of our professional liability businesses, principally directors and officers liability insurance for community banks.

The other businesses generated an underwriting loss of $0.6 million for the first three months of 2011, compared to an underwriting profit of $7.0 million for the same period last year. The 2010 profit primarily reflects the sale of our professional liability insurance businesses to an affiliate of the American Bankers Association during the first quarter. Pursuant to our agreement with the purchaser of these businesses, we will continue to write policies for an agreed upon period after the closing of the sale. From August 1, 2009 through June 30, 2010, the substantial majority of the business written was 100% reinsured. Beginning in July 2010, all new and renewal business is 100% reinsured. As of March 31, 2011, we continued to write this business, subject to the reinsurance just mentioned, in four states.

F. Service Businesses

Our service businesses provide insurance-related services, represent less than 1% of our total revenues, and do not have a material effect on our overall operations.

Our service businesses provide policy issuance and claims adjusting services for the Commercial Auto Insurance Procedures/Plans (CAIP), which are state-supervised plans serving the involuntary market. We are the sole nationwide servicing carrier for CAIP.

Our service businesses also include our alliance with three unaffiliated homeowner insurance companies. Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, new and existing Progressive Agency and Direct customers home, condo, and renters insurance underwritten by these homeowner’s insurance companies. For the policies written in our Direct business, we receive commissions, which are used to mitigate the expenses associated with maintaining this program. This program is available to our Personal Lines customers in 48 states and the District of Columbia; it is not currently available in Alaska or Florida.

Our service businesses generated an operating profit of $1.2 million in the first quarter 2011, compared to a $1.0 million operating loss in the same period last year, reflecting the minimum servicing fee agreement we reached with AIPSO (the national organization responsible for administering the involuntary insurance market) during the fourth quarter 2010.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At March 31, 2011 and 2010, and at December 31, 2010, our income taxes were in a net asset position.

Our net deferred tax asset was $127.8 million at March 31, 2011, compared to $304.8 million at March 31, 2010, and $178.2 million at December 31, 2010. The decrease in the deferred tax asset since March 31, 2010 and December 31, 2010 is primarily due to the increase in net unrealized gains in our investment portfolio and sales of securities for which we had previously recorded other-than-temporary impairments. In addition, at March 31, 2011, we had $120.3 million of current income taxes payable, compared to $127.5 million at March 31, 2010, reflecting the fact that the first quarter estimated payments are not due until April 15; taxes payable were $0 at December 31, 2010.

At March 31, 2011 and 2010, and at December 31, 2010, we determined that we did not need a valuation allowance on our deferred tax asset. In evaluating the need for a valuation allowance, we have to determine if it is more likely than not that the gross deferred tax asset will be realized and that we will be able to fully use the deductions that are ultimately recognized for tax purposes. Our analysis revolves around the reversal of existing temporary differences and our tax planning strategies. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There have been no material changes in our uncertain tax positions during the quarter ended March 31, 2011.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2011
Fixed maturities	$11,890.3	75.3%	2.5	AA
Nonredeemable preferred stocks	1,099.9	7.0	1.1	BBB-
Short-term investments - other	1,128.4	7.2	<1	AAA-

Total fixed-income securities	14,118.6	89.5	2.2	AA-
Common equities	1,658.9	10.5	na	na

Total portfolio[2,3]	$15,777.5	100.0%	2.2	AA-

March 31, 2010
Fixed maturities	$11,673.2	75.0%	2.5	AA
Nonredeemable preferred stocks	1,310.5	8.4	1.5	BBB-
Short-term investments - other	1,389.2	8.9	<1	AA+

Total fixed-income securities	14,372.9	92.3	2.2	AA
Common equities	1,191.4	7.7	na	na

Total portfolio[2,3]	$15,564.3	100.0%	2.2	AA

December 31, 2010
Fixed maturities	$11,850.0	76.3%	2.3	AA
Nonredeemable preferred stocks	1,157.6	7.5	1.2	BBB-
Short-term investments - other	1,090.8	7.0	<1	AAA-

Total fixed-income securities	14,098.4	90.8	2.0	AA-
Common equities	1,425.0	9.2	na	na

Total portfolio[2,3]	$15,523.4	100.0%	2.0	AA-

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

[2]

At March 31, 2011, we had $119.5 million of net unsettled security transactions offset in other assets, compared to $46.3 million at December 31, 2010; at March 31, 2010, we had $53.2 million of net unsettled security transactions offset in other liabilities.

[3]

The total fair value of the portfolio at March 31, 2011 and 2010, and December 31, 2010 included $1.8 billion, $2.1 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Progressive’s asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities (i.e., common equities, redeemable and nonredeemable preferred stocks (preferred stocks), and non-investment-grade and non-rated fixed-maturity securities), with the balance (75-100%) of our portfolio in Group II securities (i.e., all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments). This strategy is based on our need to maintain capital adequate to support our insurance operations, recognizing that our outstanding claims obligations are typically short in duration. Investments in our portfolio have varying degrees of risk. We evaluate risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity, and the potential return of the investment portfolio. We also monitor the value at risk of the portfolio. The composition of our Group I and Group II securities was:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2011
Group I securities:
Non-investment-grade fixed maturities[1]	$632.8	4.0%
Redeemable preferred stocks	472.5	3.0
Nonredeemable preferred stocks	1,099.9	7.0
Common equities	1,658.9	10.5

Total Group I securities	3,864.1	24.5

Group II securities:
Other fixed maturities	10,785.0	68.3
Short-term investments - other	1,128.4	7.2

Total Group II securities	11,913.4	75.5

Total portfolio	$15,777.5	100.0%

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2010
Group I securities:
Non-investment-grade fixed maturities[1]	$562.6	3.6%
Redeemable preferred stocks	644.8	4.2
Nonredeemable preferred stocks	1,310.5	8.4
Common equities	1,191.4	7.7

Total Group I securities	3,709.3	23.9

Group II securities:
Other fixed maturities	10,465.8	67.2
Short-term investments - other	1,389.2	8.9

Total Group II securities	11,855.0	76.1

Total portfolio	$15,564.3	100.0%

($ in millions)	Fair Value	% of Total Portfolio
December 31, 2010
Group I securities:
Non-investment-grade fixed maturities[1]	$631.9	4.1%
Redeemable preferred stocks	502.5	3.2
Nonredeemable preferred stocks	1,157.6	7.5
Common equities	1,425.0	9.2

Total Group I securities	3,717.0	24.0

Group II securities:
Other fixed maturities	10,715.6	69.0
Short-term investments - other	1,090.8	7.0

Total Group II securities	11,806.4	76.0

Total portfolio	$15,523.4	100.0%

[1]	Excludes non-investment-grade redeemable preferred stocks of $216.8 million at March 31, 2011, $212.1 million at March 31, 2010, and $233.3 million at December 31, 2010.

In April 2011, the Investment and Capital Committee of the Board of Directors approved a management-proposed change to the definitions of Group I and Group II securities. Investment-grade redeemable preferred stocks with cumulative dividends, which were previously allocated 100% to Group I, will be allocated 50% to Group I and 50% to Group II. In addition, for the allocation between Group I and Group II securities only, residential and commercial mortgage-backed securities will derive their credit ratings from models provided by the National Association of Insurance Commissioners (NAIC); all other debt securities will continue to obtain their credit rating from external vendors. Based on the credit ratings assigned by the NAIC, some of these mortgage-backed securities may no longer be categorized as non-investment-grade securities for our Group I classification. We believe these changes allow our asset allocation strategy to be more in line with our capital planning initiatives and more accurately reflect the general economics of these particular securities. If these changes had been effective for the first quarter 2011, our portfolio would have been allocated 22% to Group I and 78% to Group II.

Unrealized Gains and Losses

As of March 31, 2011, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,226.0 million, compared to $963.6 million and $1,180.5 million at March 31, 2010 and December 31, 2010, respectively. Since March 31, 2010, the fixed-income portfolio had a $59.1 million increase in net unrealized gains. Adjusting for sales, the increase is due to price appreciation in all asset classes, except state and local government obligations, with U.S. government obligations experiencing the largest price appreciation. The price appreciation was due to falling interest rates and the contraction of the risk premium (the yield above that of a similar maturity U.S. Treasury security) for non-government bonds on a year-over-year basis. During the last 12 months, our common stock portfolio’s valuation increased $203.3 million, the result of positive returns in the equity market. During the first three months of 2011, our fixed-income portfolio generated a net unrealized loss of $40.8 million. Adjusting for sales, results were mixed with redeemable and nonredeemable preferred stocks and corporate securities experiencing price increases, while the remaining asset classes had pricing declines primarily due to rising interest rates. The net unrealized gains in the common stock portfolio increased $86.3 million during the same period, reflecting positive returns in the broad equity market. See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets, were comprised of the following:

	March 31, 2011		March 31, 2010		December 31, 2010
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,122.0	93.1%	$12,259.5	93.9%	$12,037.2	93.0%
Long term	47.1	.4	28.2	.2	38.4	.3
Non-investment-grade fixed maturities[2]	849.6	6.5	774.7	5.9	865.2	6.7

Total	$13,018.7	100.0%	$13,062.4	100.0%	$12,940.8	100.0%

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

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The fixed-income portfolio had a duration of 2.2 years for both March 31, 2011 and 2010, and 2.0 years at December 31, 2010. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2011	March 31, 2010	December 31, 2010
1 year	24.6%	18.8%	34.6%
2 years	13.0	22.1	15.5
3 years	28.6	19.7	23.4
5 years	31.1	27.0	22.6
10 years	2.7	12.4	3.9

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by nationally recognized rating agencies. As our capital position and the economic outlook improve, we continue to add investment-grade, short- to intermediate-term securities.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2011	March 31, 2010	December 31, 2010
AAA	54.1%	56.9%	54.8%
AA	11.5	14.4	11.6
A	6.8	7.5	6.8
BBB	19.2	13.6	18.2
Non-rated/other	8.4	7.6	8.6

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds was reduced to 6% of shareholders’ equity. As of March 31, 2011, the investment portfolio exceeded the 1.25% limitation on a few preferred stocks and/or non-investment-grade positions, the acquisition of which predated the revised guidelines. Prior to the new guidelines being adopted, all sectors of the portfolio were within the then applicable investment constraints. The range of securities outside the current guidelines is from 1.3% to 1.7% of shareholders’ equity and management continues to work to bring the portfolio within this guideline, the timing of which is influenced by many factors, including market price and liquidity levels. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. Additionally, we consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds.

We also monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first three months of 2011, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk); two nonredeemable preferred stocks were not called on their first call date during the first quarter 2011.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of March 31, 2011, all of our preferred securities continued to pay fully and timely dividends.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and sufficient to meet expected liquidity requirements. As of March 31, 2011 and 2010 and December 31, 2010, we held $4.1 billion, $5.9 billion, and $4.3 billion, respectively, of U.S. Treasury and short-term securities. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $1.3 billion, or 13%, of our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, to repay principal during the remainder of 2011. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2011:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$.5	1.5
Two to five years	2,375.9	3.8
Five to nine years	596.7	6.3

Total U.S. Treasury Notes	2,973.1	4.3

Interest Rate Swaps
Five to nine years ($613 notional value)	0	(6.8)

Total U.S. government obligations	$2,973.1	3.0

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

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2011
Prime collateralized mortgage obligations	$324.3	$(5.0)	8.7%	1.5	A
Alt-A collateralized mortgage obligations	43.3	2.4	1.2	1.9	A-

Subtotal collateralized mortgage obligations	367.6	(2.6)	9.9	1.6	A

Commercial mortgage-backed obligations	1,535.6	38.7	41.2	2.3	AA+
Commercial mortgage-backed obligations: interest-only	341.8	11.8	9.2	1.2	AAA-

Subtotal commercial mortgage-backed obligations	1,877.4	50.5	50.4	2.1	AA+

Other asset-backed securities:
Automobile	738.9	6.9	19.8	1.3	AAA
Credit card	186.1	2.8	5.0	1.5	AAA-
Home equity (sub-prime bonds)	188.2	(7.1)	5.0	.5	A-
Other[1]	368.1	.7	9.9	1.2	AAA-

Subtotal other asset-backed securities	1,481.3	3.3	39.7	1.2	AAA-

Total asset-backed securities	$3,726.3	$51.2	100.0%	1.7	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2010
Prime collateralized mortgage obligations	$327.9	$(13.5)	10.5%	.6	BBB+
Alt-A collateralized mortgage obligations	27.4	(2.2)	.8	.9	BBB

Subtotal collateralized mortgage obligations	355.3	(15.7)	11.3	.6	BBB+

Commercial mortgage-backed obligations	1,281.8	35.6	40.9	1.8	AA
Commercial mortgage-backed obligations: interest-only	449.4	9.5	14.4	1.4	AAA-

Subtotal commercial mortgage-backed obligations	1,731.2	45.1	55.3	1.7	AA+

Other asset-backed securities:
Automobile	626.2	8.6	20.0	1.4	AAA
Credit card	100.9	.4	3.2	1.0	AA+
Home equity (sub-prime bonds)	168.3	(40.1)	5.4	.1	A-
Other[1]	150.6	(1.9)	4.8	.8	AAA-

Subtotal other asset-backed securities	1,046.0	(33.0)	33.4	1.1	AA+

Total asset-backed securities	$3,132.5	$(3.6)	100.0%	1.4	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2010
Prime collateralized mortgage obligations	$344.7	$(3.1)	9.9%	1.7	A
Alt-A collateralized mortgage obligations	44.7	2.2	1.3	2.5	A-

Subtotal collateralized mortgage obligations	389.4	(.9)	11.2	1.8	A

Commercial mortgage-backed obligations	1,440.3	46.0	41.5	2.1	AA+
Commercial mortgage-backed obligations: interest-only	391.8	14.0	11.3	1.2	AAA-

Subtotal commercial mortgage-backed obligations	1,832.1	60.0	52.8	1.9	AA+

Other asset-backed securities:
Automobile	636.9	7.9	18.4	1.3	AAA
Credit card	185.7	2.4	5.4	1.6	AAA-
Home equity (sub-prime bonds)	174.2	(2.6)	5.0	.3	A-
Other[1]	251.4	(.1)	7.2	.9	AAA-

Subtotal other asset-backed securities	1,248.2	7.6	36.0	1.1	AA+

Total asset-backed securities	$3,469.7	$66.7	100.0%	1.6	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

At March 31, 2011, our asset-backed securities had a net unrealized gain of $51.2 million, compared to a net unrealized loss of $3.6 million at March 31, 2010 and a net unrealized gain of $66.7 million at December 31, 2010. Substantially all of the asset-backed securities have widely available market quotes. As of March 31, 2011, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, with most having an average life of one to three years. The underlying loans in these trusts are made to prime borrowers, and the securities have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $1.0 million in write-downs on these securities during the first three months of 2011, compared to $3.1 million during the same period last year.

Collateralized Mortgage Obligations At March 31, 2011, 9.9% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the quarter ended March 31, 2011, we recorded $0.6 million in credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections. We did not record any write-downs during the same period last year. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at March 31, 2011 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2011)
($ in millions) Category	AAA	AA	BBB	Non-Investment Grade	Total	% of Collateralized Mortgage Obligations
Non-agency prime[1]	$113.2	$42.6	$6.5	$136.9	$299.2	81.4%
Alt-A	.9	25.0	0	17.4	43.3	11.8
Government/GSE[2]	16.6	8.1	0	.4	25.1	6.8

Total fair value	$130.7	$75.7	$6.5	$154.7	$367.6	100.0%

Increase (decrease) in value	(.3)%	(1.0)%	(.4)%	(.9)%	(.7)%

[1]	Includes $49.8 million of securities with mandatory redemption dates.
[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At March 31, 2011, 41.2% of our asset-backed securities were commercial mortgage-backed securities (CMBS) and 9.2% were CMBS interest-only securities (IO). We recorded $0.4 million and $0.7 million in write-downs on our IO portfolio during the quarters ended March 31, 2011 and 2010, respectively. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2011)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
CMBS	$1,208.9	$79.3	$66.3	$120.5	$60.6	$1,535.6	81.8%
IO	338.2	0	0	3.2	.4	341.8	18.2

Total fair value	$1,547.1	$79.3	$66.3	$123.7	$61.0	$1,877.4	100.0%

% of Total fair value	82.4%	4.2%	3.6%	6.6%	3.2%	100.0%

The CMBS portfolio contained 11.8% of securities that are rated BBB or lower, with a net unrealized gain of $16.1 million at March 31, 2011, and an average duration of 2.0 years, compared to 2.3 years for the entire CMBS portfolio. Approximately 75% of our CMBS portfolio was originated in 2005 and earlier. As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005 to 2007. The BBB and non-investment-grade exposure includes $112.8 million of cell tower securitizations. All of these bonds have a single borrower, are backed by a cross-collateralized pool of cell towers throughout the U.S., and have significant net cash flow relative to their interest payments.

Planned amortization class IOs comprised 86.6% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. We have no 2007 to 2009 origination vintage exposure; these securities are viewed as having a higher risk profile due to underwriting criteria in place at that time.

Home-Equity Securities At March 31, 2011, 5.0% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the three months ended March 31, 2011, we did not record any write-downs, compared to $2.4 million in write-downs during the same period last year. The following table shows the credit quality rating of our home-equity securities, by deal origination year, along with a comparison of the fair value at March 31, 2011, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at March 31, 2011)
($ in millions) Rating (date acquired)	Deal Origination Year					% of Home Equity Securities
	2007	2006	2005	2004	Total

AAA (January 2008-February 2011)	$0	$0	$52.2	$0	$52.2	27.7%
AA (February 2008-January 2011)	0	0	30.5	5.0	35.5	18.9
A (March 2008)	0	13.8	0	0	13.8	7.3
BBB (April 2008)	0	0	3.6	0	3.6	1.9
Non-investment grade (March 2007-May 2008)	.5	28.8	42.8	11.0	83.1	44.2

Total	$.5	$42.6	$129.1	$16.0	$188.2	100.0%

Increase (decrease) in value	10.2%	2.9%	(6.9)%	7.2%	(3.7)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at March 31, 2011 and 2010 and December 31, 2010, were $1,868.7 million, $1,728.3 million, and $1,989.1 million, respectively, of state and local government obligations. These securities had a duration of 2.3 years and an overall credit quality of AA+ (excluding the benefit of credit support from bond insurance) at March 31, 2011, compared to 1.8 years and AA at March 31, 2010 and 2.3 years and AA+ at December 31, 2010. These securities had a net unrealized gain of $25.6 million at March 31, 2011, compared to $51.9 million and $33.6 million at March 31, 2010 and December 31, 2010, respectively. During the three months ended March 31, 2011 and 2010, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at March 31, 2011, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2011)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$296.5	$566.1	$862.6
AA	398.4	530.9	929.3
A	32.7	15.8	48.5
BBB	1.6	15.2	16.8
Other[1]	0	11.5	11.5

Total	$729.2	$1,139.5	$1,868.7

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds were $794.0 million of single family housing revenue bonds issued by state housing finance agencies, of which $403.4 million were supported by individual mortgages held by the state housing finance agencies and $390.6 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 35% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 65% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 15%, or $274.5 million, of our total municipal securities were insured general obligation ($180.6 million) or revenue bonds ($93.9 million), with an overall credit rating of A+ at March 31, 2011, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $8.9 million at March 31, 2011, compared to $14.3 million and $10.9 million at March 31, 2010 and December 31, 2010, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at March 31, 2011 and 2010 and December 31, 2010, were $2,849.7 million, $1,683.2 million, and $2,646.1 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.3 years at March 31, 2011, compared to 3.2 years at March 31, 2010 and 3.3 years at December 31, 2010; the overall credit quality rating was BBB for all three periods. At March 31, 2011 and 2010, and December 31, 2010, these securities had net unrealized gains of $62.8 million, $63.6 million, and $64.8 million, respectively. During the quarters ended March 31, 2011 and 2010, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at March 31, 2011)
Sector	AAA	AA	A	BBB	Non-Investment Grade	% of Portfolio
Consumer	0%	.5%	.9%	25.3%	5.3%	32.0%
Industrial	0	1.7	.4	19.5	2.5	24.1
Communications	0	0	4.6	14.3	.3	19.2
Financial Services[1]	.4	2.2	4.1	3.1	2.8	12.6
Technology	0	0	3.6	.3	0	3.9
Basic Materials	0	0	0	2.6	.6	3.2
Energy	1.3	0	1.7	1.8	0	4.8
Other	0	0	0	.2	0	0.2

Total	1.7%	4.4%	15.3%	67.1%	11.5%	100.0%

[1]	Comprised of 4.9% of automotive financial companies and 7.7% of other financial companies.

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2011, we held $472.5 million in redeemable preferred stocks and $1,099.9 million in nonredeemable preferred stocks, compared to $644.8 million and $1,310.5 million, respectively, at March 31, 2010 and $502.5 million and $1,157.6 million, respectively, at December 31, 2010. We made no additional investments in preferred stocks during the three months ended March 31, 2011.

At March 31, 2011 and 2010, and December 31, 2010, our preferred stock portfolio had net unrealized gains of $589.4 million, $648.3 million, and $572.7 million, respectively. We did not have any write-downs during the three months ended March 31, 2011 or 2010.

Our preferred stock portfolio had a duration of 1.6 years, which reflects the portfolio’s exposure to changes in interest rates, at March 31, 2011, compared to 2.2 years at March 31, 2010 and 1.8 years at December 31, 2010; the overall credit quality rating was BBB- for all three periods. Approximately 50% of our preferred stock securities are fixed-rate securities, while the remaining securities are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at March 31, 2011)
Sector	A	BBB	Non-Investment Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	22.3%	17.9%	16.6%	56.8%
Foreign banks	2.2	0	1.3	3.5
Insurance holdings	0	7.0	5.8	12.8
Other financial institutions	0	.7	2.0	2.7

Total financial services	24.5	25.6	25.7	75.8
Industrials	0	6.0	9.5	15.5
Utilities	0	8.7	0	8.7

Total	24.5%	40.3%	35.2%	100.0%

Approximately 60% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	March 31, 2011		March 31, 2010		December 31, 2010
Common stocks	$1,647.1	99.3%	$1,178.4	98.9%	$1,413.2	99.2%
Other equity-like investments	11.8	.7	13.0	1.1	11.8	.8

Total common equities	$1,658.9	100.0%	$1,191.4	100.0%	$1,425.0	100.0%

At March 31, 2011, 10.5% of the total investment portfolio was in common equities, compared to 7.7% at March 31, 2010 and 9.2% at December 31, 2010. The change reflects our decision to continue to increase our exposure to equity securities; in the first quarter 2011, we added $150 million to our common stock portfolio. In addition, market appreciation over the last 12 months has contributed to the overall increase in fair value. We recorded $0.4 million in write-downs on our common equities for the three months ended March 31, 2011; we had no write-downs during the first quarter 2010.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error. We held 755 out of 974, or 78%, of the common stocks comprising the Russell 1000 Index at March 31, 2011, which made up 94% of the total market capitalization of the index.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of March 31, 2011:

						Net Realized Gains (Losses)
(millions)	Date			Notional Value		Three Months Ended March 31,
Term	Effective	Maturity	Coupon	2011	2010	2011	2010
Open:
9-year	12/2009	01/2019	Receive variable	$613	$713	$2.6	$(17.9)

Closed:
9-year	NA	NA	Receive variable	100	0	.5	0

Total interest rate swaps						$3.1	$(17.9)

NA= Not Applicable

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of March 31, 2011:

						Net Realized Gains (Losses)
(millions)	Date		Bought or Sold	Notional Value		Three Months Ended March 31,
Term	Effective	Maturity	Protection	2011	2010	2011	2010
Open:
5-year	09/2008	09/2013	Bought	$25	$25	$(.6)	$.2
Corporate swap	NA	NA	Sold	10	0	0	0
Treasury Note[1]	NA	NA		10	0	(.1)	0

Total corporate swaps						$(.7)	$.2

[1]	Used to replicate a long corporate bond position.

NA= Not Applicable

B. Investment Results

We reported the following investment results for the periods ended March 31:

	2011	2010
Pretax recurring investment book yield	3.4%	3.7%
Weighted average FTE book yield	3.8%	4.0%
FTE total return:
Fixed-income securities	1.3%	2.8%
Common stocks	6.5%	6.2%
Total portfolio	1.8%	3.2%

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 5% for the first three months of 2011, compared to the same period last year. The reduction is primarily the result of a decrease in investment yields, partially offset by an increase in average assets.

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

A further break-down of our total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	2011	2010
Fixed-income securities:
U.S. Treasury Notes	.5%	1.0%
Municipal bonds	1.0%	2.1%
Corporate bonds	1.1%	3.2%
Commercial mortgage-backed securities	.6%	3.0%
Collateralized mortgage obligations	.6%	3.7%
Asset-backed securities	.3%	2.0%
Preferred stocks	6.7%	9.8%

Investment expenses were $3.1 million for the first three months of 2011, compared to $3.6 million for the same period last year.

Interest expense for the first three months of 2011 was $31.5 million, compared to $35.2 million for the same period last year. The decrease in interest expense during the first quarter reflects our July 2010 repurchase of $222.9 million of our 6.70% Debentures (see Note 4 – Debt for further discussion).

Realized Gains/Losses

The components of net realized gains (losses) for the three months ended March 31, were:

(millions)	2011	2010
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$31.3	$4.8
State and local government obligations	3.1	10.0
Corporate and other debt securities	8.9	2.4
Commercial mortgage-backed securities	0	.6
Redeemable preferred stocks	.6	4.8

Total fixed maturities	43.9	22.6
Equity securities:
Nonredeemable preferred stocks	57.2	21.6
Common equities	1.1	6.0

Subtotal gross realized gains on security sales	102.2	50.2

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(3.3)	(2.2)
Corporate and other debt securities	(2.8)	0
Redeemable preferred stocks	(2.2)	(1.0)

Total fixed maturities	(8.3)	(3.2)

Subtotal gross realized losses on security sales	(8.3)	(3.2)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	28.0	2.6
State and local government obligations	3.1	10.0
Corporate and other debt securities	6.1	2.4
Commercial mortgage-backed securities	0	.6
Redeemable preferred stocks	(1.6)	3.8

Total fixed maturities	35.6	19.4
Equity securities:
Nonredeemable preferred stocks	57.2	21.6
Common equities	1.1	6.0

Subtotal net realized gains (losses) on security sales	93.9	47.0

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.6)	(2.4)
Commercial mortgage-backed securities	(.4)	(.7)

Total fixed maturities	(1.0)	(3.1)
Equity securities:
Common equities	(.4)	0

Subtotal other-than-temporary impairment losses	(1.4)	(3.1)

Net holding period gains (losses)
Hybrid securities	4.8	4.6
Derivative instruments	2.4	(17.7)

Subtotal net holding period gains (losses)	7.2	(13.1)

Total net realized gains (losses) on securities	$99.7	$30.8

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

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we need to determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in the income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the income statement was as follows:

	Three Months Ended March 31,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2011
Residential mortgage-backed securities	$.6	$0	$.6
Commercial mortgage-backed securities	.4	0	.4

Total fixed income	1.0	0	1.0
Common equities	.4	0	.4

Total portfolio	$1.4	$0	$1.4

2010
Residential mortgage-backed securities	$2.4	$0	$2.4
Commercial mortgage-backed securities	.7	0	.7

Total fixed income	3.1	0	3.1
Common equities	0	0	0

Total portfolio	$3.1	$0	$3.1

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2011, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$3,527.9	$42.3	$.1	$0	$0	$0
Unrealized loss for 12 months or greater	538.6	35.7	12.1	10.2	3.1	0

Total	$4,066.5	$78.0	$12.2	$10.2	$3.1	$0

Common Equity:
Unrealized loss for less than 12 months	$31.7	$3.2	$2.4	$.1	$.1	$0
Unrealized loss for 12 months or greater	16.7	1.5	0	0	0	0

Total	$48.4	$4.7	$2.4	$.1	$.1	$0

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

C. Repurchase Transactions

From time to time we enter into reverse repurchase commitment transactions. In these transactions, we loan cash to accredited banks and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. We choose to enter into these transactions as rates and credit quality are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited due to the characteristics of the collateral (i.e., U.S. Treasury Notes) received. The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received. We have counterparty exposure on reverse repurchase agreements in the event of a counterparty default to the extent the general collateral security’s value is below the cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight investing) reduces that default exposure.

We earned income of $0.2 million for each of the quarters ended March 31, 2011 and 2010. We had $394.6 million of open reverse repurchase commitments at March 31, 2011 with two counterparties, reported as part of other short-term investments, compared to $350.0 million with one counterparty at March 31, 2010, and $705.8 million with two counterparties at December 31, 2010. For the three months ended March 31, 2011, our largest single outstanding balance of reverse repurchase commitments was $975.0 million, which was open for four days; the average daily balance of reverse repurchase commitments was $779.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.2 years at March 31, 2011 and 2.0 years at December 31, 2010. The weighted average beta of the equity portfolio was 1.06 at March 31, 2011 and 1.08 at December 31, 2010. Although components of the portfolio have changed, no material changes have occurred in the total market risk since that which was reported in the tabular presentation of our market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2011 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	2,418,626	$19.87	25,448,137	24,551,863
February	2,000,000	20.11	27,448,137	22,551,863
March	2,382,858	20.87	29,830,995	20,169,005

Total	6,801,484	$20.29

In June 2009, the Board of Directors approved an authorization to repurchase up to 50 million common shares. This Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first three months of 2011, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5.	Other Information.

I. GRANTS OF PLAN-BASED EQUITY AWARDS

In March 2011, Progressive granted 1,677,090 time-based restricted stock units to 676 management employees, including our executive officers, under Progressive’s 2010 Equity Incentive Plan, as amended. These awards were based on a $20.50 closing price of our common shares on the date of grant, as reported on the New York Stock Exchange, and are scheduled to vest in equal installments on January 1 of 2014, 2015, and 2016. On the date of grant, these time-based awards had an aggregate dollar value of approximately $34.4 million.

Consistent with our performance-based compensation philosophy, our executives and certain other senior managers were awarded restricted stock units with a combination of vesting criteria based on time and achieved performance, as established by the Board’s Compensation Committee (the “Committee”). Under these performance-based restricted stock unit awards, an initial value denominated in a number of units (the “initial award value”) is awarded to the participant, and the number of units that vest (if any) will vary from zero to 200% of the initial award value, depending on our performance. Under the applicable growth and profitability standards, units will vest if (i) for the evaluation period including the years 2011 through 2013, our compounded annual growth rate in direct written premiums for our private passenger auto and commercial auto businesses exceeds the compounded annual growth rate in direct written premiums for the markets for those businesses as a whole (excluding our premiums), each as determined using A.M. Best data, and (ii) in the 12 months preceding the Committee’s certification of our performance results, we achieve a profitability goal of a combined ratio of 96 or lower. If our growth rate does not exceed the market’s growth rate over the 3-year evaluation period, or if the profitability goal is not satisfied and the awards are not certified by the Committee on or before January 31, 2016 (the “expiration date”), then the awards will not vest and will be forfeited. Assuming that the profitability goal is satisfied prior to the expiration date, the number of units that ultimately vest will be determined by the extent to which our growth rate exceeds the growth rate of the market, as follows:

Performance vs. Market	Number of Units Vesting
If our growth rate exceeds the market growth rate by 3 percentage points or more	200% of the initial award value will vest; this is the maximum possible award value

If our growth rate exceeds the market growth rate by more than 2 but less than 3 percentage points	Between 100% and 200% of the initial award value will vest, in proportion to the extent that our growth rate exceeds the market’s growth rate above 2 percentage points (e.g., if our growth rate exceeds the market growth rate by 2.4 percentage points, then 140% of the initial award value will vest)

If our growth rate exceeds the market growth rate by 2 percentage points or less	Up to 100% of the initial award value will vest, in proportion to the extent that our growth rate exceeds the market’s growth rate (e.g., if our growth rate exceeds the market growth rate by 1.2 percentage points, then 60% of the initial award value will vest)

Pursuant to the 2010 Equity Incentive Plan, in March 2011, we granted 677,778 performance-based restricted stock units to 40 executives and senior managers. At the date of grant, all of these performance-based restricted stock unit awards had an aggregate dollar value of approximately $13.9 million assuming 100% of the initial award will vest, based on the initial award value.

The following table discloses the restricted stock unit awards granted to each of the named executive officers identified in Progressive’s 2011 Proxy Statement dated March 18, 2011:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Units	Value[1]	Units	Value[1,2]
Glenn M. Renwick President and Chief Executive Officer	0	$0	365,854	$7,500,007

Brian C. Domeck Vice President and Chief Financial Officer	21,708	445,014	37,988	778,754

John P. Sauerland Personal Lines Group President	21,222	435,051	33,952	696,016

Susan Patricia Griffith Claims Group President	21,222	435,051	33,952	696,016

Charles E. Jarrett Vice President, Secretary, and Chief Legal Officer	20,490	420,045	24,586	504,013

[1]	Value is based on the market value at the date of grant, which was $20.50 per share on March 17, 2011, without discount for risk of forfeitures of the awards.
[2]	Amount shown represents 100% of the initial award value. The value of the performance-based award can range from 0% to 200% of the initial award based on achievement of performance criteria.

In addition, we granted time-based restricted stock awards covering a total of 85,919 common shares to our non-employee directors on April 29, 2011. These awards are scheduled to vest on March 29, 2012, and had an aggregate dollar value of approximately $1.9 million at the date of grant.

II. OTHER

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2011 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6.	Exhibits.

See exhibit index beginning on page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 9, 2011	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10.1	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith

10	10.2	Third Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Furnished herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith