Form 10-Q
period 2011-06-30
PROGRESSIVE CORP/OH/
filed 2011-08-09
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 642,703,902 outstanding at June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2011	2010	% Change	2011	2010	% Change
(millions - except per share amounts)
Revenues
Net premiums earned	$3,719.9	$3,590.2	4	$7,385.2	$7,091.3	4
Investment income	120.8	130.6	(8)	244.1	260.4	(6)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(3.1)	(7.9)	(61)	(4.5)	(17.2)	(74)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	.9	(.7)	NM	.9	5.5	(84)

Net impairment losses recognized in earnings	(2.2)	(8.6)	(74)	(3.6)	(11.7)	(69)
Net realized gains (losses) on securities	28.2	(30.9)	NM	129.3	3.0	4210

Total net realized gains (losses) on securities	26.0	(39.5)	NM	125.7	(8.7)	NM
Service revenues	6.0	5.0	20	11.2	9.2	22

Total revenues	3,872.7	3,686.3	5	7,766.2	7,352.2	6

Expenses
Losses and loss adjustment expenses	2,660.9	2,543.2	5	5,169.0	4,966.6	4
Policy acquisition costs	348.3	338.8	3	695.0	671.9	3
Other underwriting expenses	466.0	446.2	4	920.7	872.7	6
Investment expenses	3.5	4.6	(24)	6.6	8.2	(20)
Service expenses	4.8	5.5	(13)	8.8	10.7	(18)
Interest expense	31.5	35.1	(10)	63.0	70.3	(10)

Total expenses	3,515.0	3,373.4	4	6,863.1	6,600.4	4

Net Income
Income before income taxes	357.7	312.9	14	903.1	751.8	20
Provision for income taxes	112.5	101.0	11	295.0	244.3	21

Net income	$245.2	$211.9	16	$608.1	$507.5	20

Computation of Earnings Per Share
Basic:
Average shares outstanding	643.6	660.4	(3)	647.6	660.9	(2)

Per share	$.38	$.32	19	$.94	$.77	22

Diluted:
Average shares outstanding	643.6	660.4	(3)	647.6	660.9	(2)
Net effect of dilutive stock-based compensation	4.3	5.3	(19)	4.1	5.2	(21)

Total equivalent shares	647.9	665.7	(3)	651.7	666.1	(2)

Per share	$.38	$.32	19	$.93	$.76	22

Dividends declared per share[1]	$0	$0		$0	$0

NM = Not Meaningful

1Progressive maintains an annual dividend program. See Note 9 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,		December 31,
(millions)	2011	2010	2010
Assets
Investments—Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,499.5, $11,699.5, and $11,630.8)	$11,788.5	$11,885.3	$11,850.0
Equity securities:
Nonredeemable preferred stocks (cost: $495.5, $627.3, and $601.3)	1,029.7	1,145.8	1,157.6
Common equities (cost: $1,379.8, $1,005.1, and $1,021.7)	1,867.9	1,150.0	1,425.0
Short-term investments (amortized cost: $1,343.5, $1,648.9, and $1,090.8)	1,343.5	1,648.9	1,090.8

Total investments	16,029.6	15,830.0	15,523.4
Cash	149.7	153.8	158.9
Accrued investment income	104.3	108.9	109.3
Premiums receivable, net of allowance for doubtful accounts of $109.5, $105.8, and $114.9	2,982.6	2,766.2	2,738.4
Reinsurance recoverables, including $34.3, $35.7, and $37.4 on paid losses and loss adjustment expenses	775.7	675.8	741.5
Prepaid reinsurance premiums	86.7	74.4	88.1
Deferred acquisition costs	451.6	443.1	417.2
Income taxes	111.4	318.2	189.0
Property and equipment, net of accumulated depreciation of $596.4, $618.8, and $564.3	917.1	947.7	932.6
Other assets	198.9	178.5	251.9

Total assets	$21,807.6	$21,496.6	$21,150.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,704.3	$4,572.1	$4,353.8
Loss and loss adjustment expense reserves	7,142.6	6,885.6	7,071.0
Accounts payable, accrued expenses, and other liabilities	1,652.1	1,556.2	1,718.4
Debt[1]	1,959.1	2,178.1	1,958.2

Total liabilities	15,458.1	15,192.0	15,101.4

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, 797.7, and 797.7, including treasury shares of 155.0, 130.1, and 135.3)	642.7	667.6	662.4
Paid-in capital	1,007.7	964.5	1,007.1
Retained earnings	3,835.6	4,097.9	3,595.7
Accumulated other comprehensive income (loss), net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(4.9)	(6.0)	(1.8)
Other net unrealized gains (losses) on securities	853.1	560.0	769.1

Total net unrealized gains (losses) on securities	848.2	554.0	767.3
Net unrealized gains on forecasted transactions	13.1	20.0	14.7
Foreign currency translation adjustment	2.2	.6	1.7

Total accumulated other comprehensive income (loss)	863.5	574.6	783.7

Total shareholders’ equity	6,349.5	6,304.6	6,048.9

Total liabilities and shareholders’ equity	$21,807.6	$21,496.6	$21,150.3

1Consists of both short- and long-term debt. See Note 4—Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30,	2011	2010
(millions)
Cash Flows From Operating Activities
Net income	$608.1	$507.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42.6	41.9
Amortization of fixed-income securities	116.4	110.7
Amortization of stock-based compensation	24.5	23.7
Net realized (gains) losses on securities	(125.7)	8.7
Net loss on disposition of property and equipment	7.3	1.1
Changes in:
Premiums receivable	(244.2)	(311.4)
Reinsurance recoverables	(34.2)	(111.0)
Prepaid reinsurance premiums	1.4	(5.1)
Deferred acquisition costs	(34.4)	(40.9)
Income taxes	34.1	31.8
Unearned premiums	350.4	399.2
Loss and loss adjustment expense reserves	71.5	232.6
Accounts payable, accrued expenses, and other liabilities	194.4	297.1
Other, net	18.9	18.6

Net cash provided by operating activities	1,031.1	1,204.5

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(4,265.9)	(2,281.3)
Equity securities	(397.5)	(444.2)
Sales:
Fixed maturities	3,570.6	1,683.6
Equity securities	240.9	118.9
Maturities, paydowns, calls, and other:
Fixed maturities	735.4	516.8
Net purchases of short-term investments—other	(252.3)	(571.1)
Net unsettled security transactions	39.2	.1
Purchases of property and equipment	(35.6)	(29.9)
Sales of property and equipment	1.2	.5

Net cash used in investing activities	(364.0)	(1,006.6)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	5.4	8.2
Tax benefit from exercise/vesting of stock-based compensation	2.4	2.7
Dividends paid to shareholders[1]	(263.6)	(108.2)
Acquisition of treasury shares	(420.9)	(107.3)

Net cash used in financing activities	(676.7)	(204.6)

Effect of exchange rate changes on cash	.4	(.2)

Increase (decrease) in cash	(9.2)	(6.9)
Cash, January 1	158.9	160.7

Cash, June 30	$149.7	$153.8

1Progressive maintains an annual dividend program. See Note 9—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type consistent with our internal classification, which represents how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2011
Fixed maturities:
U.S. government obligations	$2,881.1	$80.3	$(.8)	$0	$2,960.6	18.5%
State and local government obligations	1,812.7	46.0	(1.3)	0	1,857.4	11.6
Corporate debt securities	2,765.1	89.5	(5.1)	5.9	2,855.4	17.8
Residential mortgage-backed securities	537.0	12.7	(29.8)	0	519.9	3.2
Commercial mortgage-backed securities	1,755.6	60.4	(3.6)	0	1,812.4	11.3
Other asset-backed securities	1,312.4	15.0	(.8)	1.1	1,327.7	8.3
Redeemable preferred stocks	435.6	28.0	(8.5)	0	455.1	2.8

Total fixed maturities	11,499.5	331.9	(49.9)	7.0	11,788.5	73.5
Equity securities:
Nonredeemable preferred stocks	495.5	534.8	0	(.6)	1,029.7	6.4
Common equities	1,379.8	494.7	(6.6)	0	1,867.9	11.7
Short-term investments:
Other short-term investments	1,343.5	0	0	0	1,343.5	8.4

Total portfolio[2,3]	$14,718.3	$1,361.4	$(56.5)	$6.4	$16,029.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2010
Fixed maturities:
U.S. government obligations	$4,061.2	$69.2	$(15.7)	$0	$4,114.7	26.0%
State and local government obligations	1,723.8	59.0	(1.0)	0	1,781.8	11.2
Corporate debt securities	2,039.3	85.7	(10.1)	2.4	2,117.3	13.4
Residential mortgage-backed securities	560.9	10.0	(37.9)	0	533.0	3.4
Commercial mortgage-backed securities	1,721.0	59.7	(8.7)	0	1,772.0	11.2
Other asset-backed securities	976.1	12.4	(1.8)	.1	986.8	6.2
Redeemable preferred stocks	617.2	20.3	(57.8)	0	579.7	3.7

Total fixed maturities	11,699.5	316.3	(133.0)	2.5	11,885.3	75.1
Equity securities:
Nonredeemable preferred stocks	627.3	524.1	0	(5.6)	1,145.8	7.2
Common equities	1,005.1	170.7	(25.8)	0	1,150.0	7.3
Short-term investments:
Other short-term investments	1,648.9	0	0	0	1,648.9	10.4

Total portfolio[2,3]	$14,980.8	$1,011.1	$(158.8)	$(3.1)	$15,830.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2010
Fixed maturities:
U.S. government obligations	$3,203.2	$56.3	$(16.9)	$0	$3,242.6	20.9%
State and local government obligations	1,955.5	43.0	(9.4)	0	1,989.1	12.8
Corporate debt securities	2,579.0	78.1	(13.3)	2.3	2,646.1	17.0
Residential mortgage-backed securities	567.1	17.8	(21.3)	0	563.6	3.6
Commercial mortgage-backed securities	1,772.1	66.9	(6.9)	0	1,832.1	11.8
Other asset-backed securities	1,063.9	12.4	(2.2)	(.1)	1,074.0	6.9
Redeemable preferred stocks	490.0	29.6	(17.1)	0	502.5	3.3

Total fixed maturities	11,630.8	304.1	(87.1)	2.2	11,850.0	76.3
Equity securities:
Nonredeemable preferred stocks	601.3	560.2	0	(3.9)	1,157.6	7.5
Common equities	1,021.7	406.5	(3.2)	0	1,425.0	9.2
Short-term investments:
Other short-term investments	1,090.8	0	0	0	1,090.8	7.0

Total portfolio[2,3]	$14,344.6	$1,270.8	$(90.3)	$(1.7)	$15,523.4	100.0%

1 Represents net holding period gains (losses) on certain hybrid securities (discussed below).

2 At June 30, 2011, we had $7.1 million of net unsettled security transactions offset in other assets, compared to $46.3 million at December 31, 2010; at June 30, 2010, we had $7.8 million of net unsettled security transactions offset in other liabilities.

3 The total fair value of the portfolio at June 30, 2011 and 2010, and December 31, 2010 included $1.6 billion, $1.9 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31,
(millions)	2011	2010	2010
Fixed maturities:
Corporate debt securities	$230.5	$117.6	$176.4
Other asset-backed securities	16.5	14.8	14.9

Total fixed maturities	247.0	132.4	191.3
Equity securities:
Nonredeemable preferred stocks	22.9	55.5	52.8

Total hybrid securities	$269.9	$187.9	$244.1

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-of-control put feature that permits the investor, at its sole option once the change of control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-of-control put option and the substantial market premium paid, there is a potential that the election to put, upon the occurrence of a change in control, could result in the investment not returning substantially all of the original investment. In the asset-backed portfolio, the hybrid security was acquired at a deep discount to par due to a failing auction, and contains a put option (derivative feature) that allows the investor to put that security back to the auction at par. If the auction is restored, this embedded derivative has the potential to more than double our initial investment yield. The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

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

Gross Unrealized Losses As of June 30, 2011, we had $49.9 million of gross unrealized losses in our fixed-maturity securities and $6.6 million in our common equities. We currently do not intend to sell the fixed-maturity securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index. If our strategy was to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Fixed maturities:
U.S. government obligations	$33.4	$(.8)	$33.4	$(.8)	$0	$0
State and local government obligations	163.3	(1.3)	121.1	(.6)	42.2	(.7)
Corporate debt securities	354.7	(5.1)	330.3	(4.7)	24.4	(.4)
Residential mortgage-backed securities	402.1	(29.8)	185.4	(3.0)	216.7	(26.8)
Commercial mortgage-backed securities	220.9	(3.6)	138.6	(2.1)	82.3	(1.5)
Other asset-backed securities	120.0	(.8)	115.5	(.3)	4.5	(.5)
Redeemable preferred stocks	161.7	(8.5)	0	0	161.7	(8.5)

Total fixed maturities	1,456.1	(49.9)	924.3	(11.5)	531.8	(38.4)
Equity securities:
Common equities	95.0	(6.6)	94.7	(6.5)	.3	(.1)

Total equity securities	95.0	(6.6)	94.7	(6.5)	.3	(.1)

Total portfolio	$1,551.1	$(56.5)	$1,019.0	$(18.0)	$532.1	$(38.5)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Fixed maturities:
U.S. government obligations	$639.1	$(15.7)	$0	$0	$639.1	$(15.7)
State and local government obligations	71.5	(1.0)	54.0	(.3)	17.5	(.7)
Corporate debt securities	293.7	(10.1)	245.7	(8.4)	48.0	(1.7)
Residential mortgage-backed securities	339.6	(37.9)	56.5	(1.5)	283.1	(36.4)
Commercial mortgage-backed securities	204.0	(8.7)	112.4	(1.2)	91.6	(7.5)
Other asset-backed securities	105.5	(1.8)	99.1	(.4)	6.4	(1.4)
Redeemable preferred stocks	508.0	(57.8)	121.4	(1.0)	386.6	(56.8)

Total fixed maturities	2,161.4	(133.0)	689.1	(12.8)	1,472.3	(120.2)
Equity securities:
Common equities	365.8	(25.8)	361.5	(25.1)	4.3	(.7)

Total equity securities	365.8	(25.8)	361.5	(25.1)	4.3	(.7)

Total portfolio	$2,527.2	$(158.8)	$1,050.6	$(37.9)	$1,476.6	$(120.9)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Fixed maturities:
U.S. government obligations	$495.3	$(16.9)	$495.3	$(16.9)	$0	$0
State and local government obligations	461.9	(9.4)	454.0	(8.7)	7.9	(.7)
Corporate debt securities	589.3	(13.3)	541.3	(11.6)	48.0	(1.7)
Residential mortgage-backed securities	314.1	(21.3)	74.0	(1.0)	240.1	(20.3)
Commercial mortgage-backed securities	332.0	(6.9)	269.7	(3.1)	62.3	(3.8)
Other asset-backed securities	214.8	(2.2)	209.8	(1.1)	5.0	(1.1)
Redeemable preferred stocks	216.7	(17.1)	0	0	216.7	(17.1)

Total fixed maturities	2,624.1	(87.1)	2,044.1	(42.4)	580.0	(44.7)
Equity securities:
Common equities	60.5	(3.2)	57.3	(3.1)	3.2	(.1)

Total equity securities	60.5	(3.2)	57.3	(3.1)	3.2	(.1)

Total portfolio	$2,684.6	$(90.3)	$2,101.4	$(45.5)	$583.2	$(44.8)

OTHER-THAN-TEMPORARY IMPAIRMENT (OTTI)

The following tables provide a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTTI loss was recognized in accumulated other comprehensive income at the time the credit impairment was determined and recognized:

	Three Months Ended June 30, 2011
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at April 1, 2011	$34.5	$1.0	$6.5	$42.0
Credit losses for which an OTTI was previously recognized	1.0	.2	0	1.2
Credit losses for which an OTTI was not previously recognized	1.0	0	0	1.0
Change in recoveries of future cash flows expected to be collected[1]	(.3)	(.3)	0	(.6)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at June 30, 2011	$36.2	$.9	$6.5	$43.6

	Six Months Ended June 30, 2011
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at January 1, 2011	$32.3	$1.0	$6.5	$39.8
Credit losses for which an OTTI was previously recognized	1.0	0	0	1.0
Credit losses for which an OTTI was not previously recognized	1.1	.4	0	1.5
Change in recoveries of future cash flows expected to be collected[1]	2.9	(.1)	0	2.8
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.1)	(.4)	0	(1.5)

Ending balance at June 30, 2011	$36.2	$.9	$6.5	$43.6

	Three Months Ended June 30, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at April 1, 2010	$33.2	$.9	$6.5	$40.6
Credit losses for which an OTTI was previously recognized	2.6	.4	0	3.0
Credit losses for which an OTTI was not previously recognized	1.2	.2	0	1.4
Change in recoveries of future cash flows expected to be collected[1]	8.4	0	0	8.4
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.2)	0	0	(1.2)

Ending balance at June 30, 2010	$44.2	$1.5	$6.5	$52.2

	Six Months Ended June 30, 2010
(millions)	Residential Mortgage- Backed	Commercial Mortgage- Backed	Corporate Debt	Total
Beginning balance at January 1, 2010	$41.1	$.9	$6.5	$48.5
Credit losses for which an OTTI was previously recognized	3.0	.3	0	3.3
Credit losses for which an OTTI was not previously recognized	2.4	.5	0	2.9
Change in recoveries of future cash flows expected to be collected[1]	(1.1)	0	0	(1.1)
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.2)	(.2)	0	(1.4)

Ending balance at June 30, 2010	$44.2	$1.5	$6.5	$52.2

1 Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security, net of any current quarter (increases) decreases in expected cash flows on previously recorded reductions.

2 Reflects reductions of prior credit impairments where the current credit impairment requires writing securities down to fair value (i.e., no remaining non-credit loss).

Since we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity) in order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our asset-backed portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Trading Securities At June 30, 2011, June 30, 2010, and December 31, 2010, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2011 and 2010.

Derivative Instruments We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, cash flow hedges, and equity options.

For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as an asset and a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would include any inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to their immaterial effect on our financial condition, cash flows, and results of operations.

The following table shows the status of our derivative instruments at June 30, 2011, June 30, 2010, and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010; amounts are on a pretax basis:

(millions)					Balance Sheet				Income Statement
	Notional Value[1]					Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	June 30,		Dec. 31,			June 30,		Dec. 31,	Three months ended June 30,		Six months ended June 30,
Derivatives designated as:	2011	2010	2010	Purpose	Classification	2011	2010	2010	2011	2010	2011	2010
Non-hedging instruments
Assets:
Corporate credit default swaps	$35	$40	$35	Manage credit risk	Investments - fixed maturities	$.9	$.8	$1.3	$.5	$1.2	$(.2)	$1.4

Liabilities:
Interest rate swaps	1,013	713	713	Manage portfolio duration	Other liabilities	(45.8)	(55.8)	(41.7)	(24.0)	(50.5)	(21.4)	(68.4)

Corporate credit default swaps	0	10	0	Manage credit risk	Other liabilities	0	(.8)	0	0	(.3)	0	(.3)

Closed:
Interest rate swaps	100	0	0	Manage portfolio duration	NA	0	0	0	0	0	.5	0

Corporate credit default swaps	0	10	0	Manage credit risk	NA	0	0	0	0	0	0	0

Total	NA	NA	NA			$(44.9)	$(55.8)	$(40.4)	$(23.5)	$(49.6)	$(21.1)	$(67.3)

NA= Not Applicable

1The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the quarter for closed positions.

INTEREST RATE SWAPS

At June 30, 2011, June 30, 2010, and December 31, 2010, we held interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the fourth quarter 2009, we entered into a 9-year interest rate swap position pursuant to which we are paying a fixed rate and receiving a variable rate. We closed a portion of this position during the first quarter 2011. During the second quarter 2011, we entered into a 5-year interest rate swap position pursuant to which we are paying a fixed rate and receiving a variable rate. The combined open positions have generated an aggregate realized loss through June 30, 2011, as interest rates have fallen since the inception of both positions. As of June 30, 2011, June 30, 2010, and December 31, 2010, we delivered $63.4 million, $65.0 million, and $52.2 million, respectively, in cash collateral to the counterparty on our open interest rate swap positions.

CORPORATE CREDIT DEFAULT SWAPS

At June 30, 2011, June 30, 2010, and December 31, 2010, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on a preferred stock position of the same issuer. As of June 30, 2011, June 30, 2010, and December 31, 2010, we received $0.2 million, $0.9 million, and $0.5 million, respectively, in cash collateral from the counterparty on this position.

At June 30, 2011, June 30, 2010, and December 31, 2010, we held a position opened during the second quarter 2010, where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We would be required to cover the loss on a $10 million notional value if a credit event is triggered, including failure to pay or bankruptcy by the issuer. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of June 30, 2011, the market price of credit protection on the issuer moved in a favorable direction and we received $1.0 million in cash collateral from the counterparty on this position; we received $1.1 million in cash collateral from the counterparty at December 31, 2010. As of June 30, 2010, we delivered $0.8 million in cash collateral to the counterparty on this position.

During the second quarter 2010, we opened two positions on one corporate issuer within the industrial sector for which we bought credit default protection in the form of credit default swaps for 2-year and 4-year time horizons; we closed the 2-year exposure position as of June 30, 2010. We paid $0.2 million in upfront cash when we entered the 4-year exposure position, which was offset against our then open exposure; we closed this position during the third quarter 2010. We held this protection to reduce our exposure to additional valuation declines on a corporate position of the same issuer due to potential future credit impairment.

Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations and active exchange-traded equity securities).

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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2011
Fixed maturities:
U.S. government obligations	$2,960.6	$0	$0	$2,960.6	$2,881.1
State and local government obligations	0	1,857.4	0	1,857.4	1,812.7
Corporate debt securities	0	2,825.6	29.8	2,855.4	2,765.1

Subtotal	2,960.6	4,683.0	29.8	7,673.4	7,458.9

Asset-backed securities:
Residential mortgage-backed	0	448.4	71.5	519.9	537.0
Commercial mortgage-backed	0	1,785.9	26.5	1,812.4	1,755.6
Other asset-backed	0	1,323.2	4.5	1,327.7	1,312.4

Subtotal asset-backed securities	0	3,557.5	102.5	3,660.0	3,605.0

Redeemable preferred stocks:
Financials	24.5	129.8	0	154.3	136.7
Utilities	0	71.9	0	71.9	70.6
Industrials	0	228.9	0	228.9	228.3

Subtotal redeemable preferred stocks	24.5	430.6	0	455.1	435.6

Total fixed maturities	2,985.1	8,671.1	132.3	11,788.5	11,499.5

Equity securities:
Nonredeemable preferred stocks:
Financials	430.8	541.9	0	972.7	451.8
Utilities	0	54.1	0	54.1	40.7
Industrials	0	2.9	0	2.9	3.0

Subtotal nonredeemable preferred stocks	430.8	598.9	0	1,029.7	495.5

Common equities:
Common stocks[1]	1,856.0	0	0	1,856.0	1,375.7
Other equity-like investments	0	0	11.9	11.9	4.1

Subtotal common equities	1,856.0	0	11.9	1,867.9	1,379.8

Total fixed maturities and equity securities	$5,271.9	$9,270.0	$144.2	14,686.1	13,374.8

Short-term investments:
Other short-term investments[2]				1,343.5	1,343.5

Total portfolio				$16,029.6	$14,718.3

Debt[3]				$2,129.9	$1,959.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2010
Fixed maturities:
U.S. government obligations	$4,114.7	$0	$0	$4,114.7	$4,061.2
State and local government obligations	0	1,781.8	0	1,781.8	1,723.8
Corporate debt securities	0	2,088.3	29.0	2,117.3	2,039.3

Subtotal	4,114.7	3,870.1	29.0	8,013.8	7,824.3

Asset-backed securities:
Residential mortgage-backed	0	444.5	88.5	533.0	560.9
Commercial mortgage-backed	0	1,749.4	22.6	1,772.0	1,721.0
Other asset-backed	0	980.4	6.4	986.8	976.1

Subtotal asset-backed securities	0	3,174.3	117.5	3,291.8	3,258.0

Redeemable preferred stocks:
Financials	19.8	218.9	0	238.7	252.6
Utilities	0	67.3	0	67.3	69.8
Industrials	0	273.7	0	273.7	294.8

Subtotal redeemable preferred stocks	19.8	559.9	0	579.7	617.2

Total fixed maturities	4,134.5	7,604.3	146.5	11,885.3	11,699.5

Equity securities:
Nonredeemable preferred stocks:
Financials	526.0	513.0	0	1,039.0	535.9
Utilities	0	67.0	0	67.0	50.8
Industrials	0	39.8	0	39.8	40.6

Subtotal nonredeemable preferred stocks	526.0	619.8	0	1,145.8	627.3

Common equities:
Common stocks[1]	1,137.3	0	0	1,137.3	1,000.1
Other equity-like investments	0	0	12.7	12.7	5.0

Subtotal common equities	1,137.3	0	12.7	1,150.0	1,005.1

Total fixed maturities and equity securities	$5,797.8	$8,224.1	$159.2	14,181.1	13,331.9

Short-term investments:
Other short-term investments[2]				1,648.9	1,648.9

Total portfolio				$15,830.0	$14,980.8

Debt[3]				$2,237.4	$2,178.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2010
Fixed maturities:
U.S. government obligations	$3,242.6	$0	$0	$3,242.6	$3,203.2
State and local government obligations	0	1,989.1	0	1,989.1	1,955.5
Corporate debt securities	0	2,616.6	29.5	2,646.1	2,579.0

Subtotal	3,242.6	4,605.7	29.5	7,877.8	7,737.7

Asset-backed securities:
Residential mortgage-backed	0	466.9	96.7	563.6	567.1
Commercial mortgage-backed	0	1,804.6	27.5	1,832.1	1,772.1
Other asset-backed	0	1,069.0	5.0	1,074.0	1,063.9

Subtotal asset-backed securities	0	3,340.5	129.2	3,469.7	3,403.1

Redeemable preferred stocks:
Financials	23.4	172.4	0	195.8	183.8
Utilities	0	71.4	0	71.4	70.2
Industrials	0	235.3	0	235.3	236.0

Subtotal redeemable preferred stocks	23.4	479.1	0	502.5	490.0

Total fixed maturities	3,266.0	8,425.3	158.7	11,850.0	11,630.8

Equity securities:
Nonredeemable preferred stocks:
Financials	490.2	565.1	0	1,055.3	514.3
Utilities	0	67.9	0	67.9	50.8
Industrials	0	34.4	0	34.4	36.2

Subtotal nonredeemable preferred stocks	490.2	667.4	0	1,157.6	601.3

Common equities:
Common stocks[1]	1,413.2	0	0	1,413.2	1,017.6
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,413.2	0	11.8	1,425.0	1,021.7

Total fixed maturities and equity securities	$5,169.4	$9,092.7	$170.5	14,432.6	13,253.8

Short-term investments:
Other short-term investments[2]				1,090.8	1,090.8

Total portfolio				$15,523.4	$14,344.6

Debt[3]				$2,105.7	$1,958.2

1 Common stocks are managed externally to track the Russell 1000 Index. Therefore, a break-out by major sector type is not provided.

2 Due to the underlying nature of these securities, cost approximates fair value.

3 Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from external sources.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. During the second quarter 2011, we had two nonredeemable preferred securities with a value of $74.9 million that were transferred from Level 1 to Level 2. These securities are exchange-traded securities when they trade, but trading is inconsistent. In prior periods, when an exchange-trade price was available on the last business day of the quarter, the securities were classified as Level 1; otherwise, they were classified as Level 2. During the second quarter 2011, we decided, due to the lack of a consistent daily exchange-quoted price, to move the securities to Level 2 permanently until a daily exchange price is evident. We did not have any transfers between Level 1 and Level 2 for the periods ended June 30, 2010 and December 31, 2010.

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

At June 30, 2011, vendor-quoted prices represented 56% of our Level 1 classifications, compared to 71% at June 30, 2010 and 63% at December 31, 2010. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange trade quotes. The significant reduction in Level 1 vendor-quoted prices is due to our reduction in U.S. Treasury Notes since June 30, 2010. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange.

At June 30, 2011, vendor-quoted prices comprised 98% of our Level 2 classifications, compared to 94% at both June 30, 2010 and December 31, 2010. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to the processes employed by the pricing vendors. We reviewed each sector of the fixed-income portfolio for transaction volumes and determined that sufficient activity and liquidity existed to provide a credible source for market level valuations, despite being below historical averages, for all periods presented.

Broker/dealer-quoted prices represent the balance of our Level 2 classifications. In these instances, we typically use broker/dealers because the security we hold is not widely held or frequently traded and thus is not serviced by the pricing vendors. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by broker/dealers and determined that they used the same pricing techniques as the external vendor pricing sources discussed above. The broker/dealers maintain back office pricing desks, separate from the day-to-day traders that buy and sell the securities. This process creates uniformity in pricing when they quote externally to their various customers. The broker/dealer valuations are quoted in terms of spreads to various indices and the spreads are based off recent transactions adjusted for movements since the last trade or based off similar securities currently trading in the market. These quotes are not considered binding offers to transact. From time to time, we will obtain more than one broker/dealer quote for a security, and we will also obtain a broker/dealer quote for those securities priced by vendors as further evaluation of market price. We believe these additional steps help to ensure that we are reporting the most representative price and validate our pricing methodology.

To the extent the inputs used by external pricing sources are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2011 and 2010, and December 31, 2010, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At June 30, 2011 and 2010, as well as December 31, 2010, one private common equity security with an aggregate value of $10.2 million was priced internally. Additionally, at June 30, 2011, we had two fixed-maturity securities with an aggregate value of $0.6 million that were priced internally, compared to one fixed-maturity security with a value of $0.3 million at June 30, 2010 and two fixed-maturity securities with an aggregate value of $0.5 million at December 31, 2010.

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

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2011 and 2010:

	Level 3 Fair Value Three months ended June 30, 2011
(millions)	Fair Value at Mar. 31, 2011	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss	Change in Valuation	Net Transfers in (out)	Fair value at June 30, 2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$76.3	$(4.8)	$0	$0	$0	$0	$0	$71.5
Commercial mortgage-backed	27.1	(.1)	0	0	0	(.5)	0	26.5
Other asset-backed	5.1	(.5)	0	0	0	(.1)	0	4.5

Total asset-backed securities	108.5	(5.4)	0	0	0	(.6)	0	102.5
Corporate debt securities	29.6	0	0	0	0	.2	0	29.8
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	138.1	(5.4)	0	0	0	(.4)	0	132.3

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	.1	0	11.9

Total Level 3 securities	$149.9	$(5.4)	$0	$0	$0	$(.3)	$0	$144.2

	Level 3 Fair Value Six months ended June 30, 2011
(millions)	Fair Value at Dec. 31, 2010	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss	Change in Valuation	Net Transfers in (out)[1]	Fair value at June 30, 2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$96.7	$(9.8)	$0	$0	$0	$0	$(15.4)	$71.5
Commercial mortgage-backed	27.5	(.1)	0	0	0	(.9)	0	26.5
Other asset-backed	5.0	(.9)	0	0	0	.4	0	4.5

Total asset-backed securities	129.2	(10.8)	0	0	0	(.5)	(15.4)	102.5
Corporate debt securities	29.5	0	0	0	0	.3	0	29.8
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	158.7	(10.8)	0	0	0	(.2)	(15.4)	132.3

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	.1	0	11.9

Total Level 3 securities	$170.5	$(10.8)	$0	$0	$0	$(.1)	$(15.4)	$144.2

1 The $(15.4) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a residential mortgage-backed security.

	Level 3 Fair Value Three months ended June 30, 2010
(millions)	Fair Value at Mar. 31, 2010	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss	Change in Valuation	Net Transfers in (out)	Fair value at June 30, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$73.5	$(4.5)	$16.3	$0	$0	$3.2	$0	$88.5
Commercial mortgage-backed	21.0	0	0	0	0	1.6	0	22.6
Other asset-backed	6.2	(.5)	0	0	0	.7	0	6.4

Total asset-backed securities	100.7	(5.0)	16.3	0	0	5.5	0	117.5
Corporate debt securities	28.9	0	0	0	0	.1	0	29.0
Other debt obligations	1.1	0	0	0	0	(1.1)	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	130.7	(5.0)	16.3	0	0	4.5	0	146.5

Equity securities:
Common equities:
Other equity-like investments	13.0	(.6)	0	0	0	.3	0	12.7

Total Level 3 securities	$143.7	$(5.6)	$16.3	$0	$0	$4.8	$0	$159.2

	Level 3 Fair Value Six months ended June 30, 2010
(millions)	Fair Value at Dec. 31, 2009	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss	Change in Valuation	Net Transfers in (out)[1]	Fair value at June 30, 2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$46.1	$(7.5)	$34.3	$0	$0	$3.5	$12.1	$88.5
Commercial mortgage-backed	21.6	0	0	0	0	1.0	0	22.6
Other asset-backed	7.8	(1.2)	0	0	0	(.2)	0	6.4

Total asset-backed securities	75.5	(8.7)	34.3	0	0	4.3	12.1	117.5
Corporate debt securities	28.2	0	0	0	0	.8	0	29.0
Other debt obligations	1.1	0	0	0	0	(1.1)	0	0
Redeemable preferred stocks:
Industrials	53.1	0	0	0	0	0	(53.1)	0

Total fixed maturities	157.9	(8.7)	34.3	0	0	4.0	(41.0)	146.5

Equity securities:
Common equities:
Other equity-like investments	12.9	(.6)	0	0	0	.4	0	12.7

Total Level 3 securities	$170.8	$(9.3)	$34.3	$0	$0	$4.4	$(41.0)	$159.2

1 The $12.1 million was transferred from Level 2 into Level 3 due to a lack of trade volume and the $(53.1) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a redeemable preferred stock.

Note 4 Debt — Debt consisted of:

	June 30, 2011		June 30, 2010		December 31, 2010
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% Senior Notes due 2012	$349.8	$360.9	$349.4	$374.1	$349.6	$369.3
7% Notes due 2013	149.7	167.6	149.5	166.1	149.6	165.0
6 5/8% Senior Notes due 2029	294.9	349.1	294.8	331.2	294.8	329.9
6.25% Senior Notes due 2032	394.3	444.1	394.2	430.1	394.2	433.3
6.70% Fixed-to-Floating Rate Junior
Subordinated Debentures due 2067	770.4	808.2	990.2	935.9	770.0	808.2

Total	$1,959.1	$2,129.9	$2,178.1	$2,237.4	$1,958.2	$2,105.7

On December 31, 2010, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement (“Credit Facility Agreement”) with PNC Bank, National Association (PNC), which extended the expiration date of our outstanding credit facility agreement until December 31, 2011, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets or related facilities that affect our ability to transfer or receive funds. Under this credit facility, we may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us) plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2010 or through the first six months of 2011.

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

Note 5 Income Taxes — At June 30, 2011 and 2010 and December 31, 2010, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the six months ended June 30, 2011, there have been no material changes in our uncertain tax positions.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective time periods:

	Six Months Ended June 30,
(millions)	2011	2010
Income taxes, net of refunds	$258.0	$209.0
Interest	64.9	72.3

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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$1,905.9	$119.4	$1,862.9	$138.9	$3,793.7	$329.5	$3,690.8	$335.0
Direct	1,451.0	91.2	1,352.1	83.5	2,871.0	196.4	2,651.7	154.2

Total Personal Lines[1]	3,356.9	210.6	3,215.0	222.4	6,664.7	525.9	6,342.5	489.2
Commercial Auto	361.6	34.1	371.3	38.7	717.3	75.2	740.5	83.0
Other indemnity	1.4	0	3.9	.9	3.2	(.6)	8.3	7.9

Total underwriting operations	3,719.9	244.7	3,590.2	262.0	7,385.2	600.5	7,091.3	580.1
Service businesses	6.0	1.2	5.0	(.5)	11.2	2.4	9.2	(1.5)
Investments[2]	146.8	143.3	91.1	86.5	369.8	363.2	251.7	243.5
Interest expense	NA	(31.5)	NA	(35.1)	NA	(63.0)	NA	(70.3)

Consolidated total	$3,872.7	$357.7	$3,686.3	$312.9	$7,766.2	$903.1	$7,352.2	$751.8

1 Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in the both the second quarter and first six months of 2011, compared to 90% for the same periods last year; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

2 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio	Under- writing Margin	Combined Ratio
Personal Lines
Agency	6.3%	93.7	7.5%	92.5	8.7%	91.3	9.1%	90.9
Direct	6.3	93.7	6.2	93.8	6.8	93.2	5.8	94.2
Total Personal Lines	6.3	93.7	6.9	93.1	7.9	92.1	7.7	92.3
Commercial Auto	9.4	90.6	10.4	89.6	10.5	89.5	11.2	88.8
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	6.6	93.4	7.3	92.7	8.1	91.9	8.2	91.8

1 Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income — Total comprehensive income was:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2011	2010	2011	2010
Net income	$245.2	$211.9	$608.1	$507.5
After-tax changes in:
Non-credit related OTTI losses[1]	(1.3)	(2.2)	(1.7)	(6.2)
Additional credit-related OTTI losses recognized on previously recorded non-credit losses	.7	2.6	1.1	2.6

Net non-credit related OTTI losses[2]	(.6)	.4	(.6)	(3.6)
Sales/valuation changes on previously recorded non-credit related losses	(1.6)	7.9	(2.5)	13.3

Net non-credit related OTTI losses, adjusted for valuation changes	(2.2)	8.3	(3.1)	9.7
Other net unrealized gains (losses) on securities	53.5	(80.6)	84.0	114.1

Total net unrealized gains (losses) on securities	51.3	(72.3)	80.9	123.8
Net unrealized gains on forecasted transactions	(.8)	(.8)	(1.6)	(1.6)
Foreign currency translation adjustment	.3	(.9)	.5	(.8)

Comprehensive income	$296.0	$137.9	$687.9	$628.9

1Amounts represent the portion of OTTI losses recognized in other comprehensive income during the period.

2 A positive amount for the period reflects credit losses reclassified from other comprehensive income that exceeded the amount of non-credit OTTI losses recognized in other comprehensive income during the period.

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved in advance by the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of June 30, 2011, the Gainshare factor was 1.17. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (see Note 8—Comprehensive Income) is less than after-tax underwriting income, no dividend will be paid. While the declaration of the dividend remains within the Board’s discretion and is subject to the above limitations, the Board is expected to declare the 2011 annual dividend in December 2011, with a record date in January 2012 and payment shortly thereafter. For the six months ended June 30, 2011, our after-tax comprehensive income was $687.9 million, which is higher than the $390.3 million of after-tax underwriting income for the same period.

In February 2011, Progressive paid a dividend of $.3987 per common share, pursuant to a December 2010 declaration by the Board of Directors under our annual variable dividend policy. In February 2010, Progressive paid a dividend of $.1613 per common share, pursuant to a December 2009 declaration by the Board. In addition to the annual variable dividend, Progressive paid a $1.00 per common share extraordinary dividend in December 2010, pursuant to an October 2010 declaration by the Board.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

In the second quarter 2011, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 3% and 5%, respectively, and underwriting profitability of 6.6%, or $244.7 million. Our investment operations produced investment income of $120.8 million and $26.0 million of net realized gains on securities. We reported net income of $245.2 million, or $.38 per share, for the second quarter 2011. Our total capital position (debt plus equity) increased $29.3 million during the quarter, to $8.3 billion at June 30, 2011.

A. Operations

During the second quarter 2011, we realized a year-over-year increase in net premiums written of 3%, with our Agency and Direct Personal Lines businesses growing 2% and 7%, respectively, and our Commercial Auto business growing 3%. Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention. On a quarter-over-prior-year quarter basis, our Personal Lines new business applications decreased 3%, reflecting the strong new application volume we generated in the second quarter last year (which resulted in part from the adoption of mandatory insurance laws in Wisconsin in June 2010) and some apparent decline in the level of consumers shopping for auto insurance in 2011. Our advertising and media placement remain a critical component of our new customer generation and we will continue to take advantage of the brand assets we have developed in both “Flo” and the “Messenger.” For our Commercial Auto business, new applications decreased 4% from the second quarter last year. We cannot predict when the commercial auto market will begin to expand and will stay focused on our efforts in capturing additional business within the existing market.

Both our Agency and Direct businesses contributed to the 7% increase in our Personal Lines renewal applications, while Commercial Auto experienced a decline of 1% in renewal applications. The Personal Lines increase in part reflects our retention efforts (e.g., rate stability and loyalty programs). In addition, we are working to expand our penetration of multi-product households, which we believe will strengthen policyholder retention in certain tiers. During the quarter, we continued to rollout the multi-product quoting application that we introduced in the first quarter to improve the efficiency of quoting and buying a combination of Personal Lines products.

Our efforts remain focused on several other initiatives we have put in place that are designed to help stimulate growth and provide consumers with distinctive new insurance options. These initiatives include:

•	the national advertising, and continued expansion, of Snapshot®, our usage-based insurance product,

•	new product models in both our Personal Lines and Commercial Auto businesses, which are designed to help improve competitiveness, and

•

improving our presence in the mobile device space, including the launching of a feature in July 2011 that enables customers in certain states to purchase insurance directly from their device after receiving a quote.

In addition, Name Your Price®, which is a program that provides Direct auto customers the opportunity to select the price they would like to pay for auto insurance, remains a key initiative. We completed the countrywide rollout of this program in 2010.

On a year-over-year basis, for the second quarter 2011, written premium per policy remained relatively flat in our Agency auto business, but decreased about 1% in Direct auto. Commercial Auto saw premiums per policy increase about 4% for the second quarter 2011, compared to decreases throughout 2010, reflecting rate increases taken during the first half of 2011. The average written premium for our special lines products was down 4%, primarily driven by a decline in written premium on our motorcycle policies, partially reflecting older bikes on the roads. Adjusting rates is an ongoing process, and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

On a companywide basis, we grew policies in force 5%, with Personal Lines growing 5% and Commercial Auto decreasing 2%. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 8%, or 271,300 policies. In our Agency auto business, policies in force reached another high-water mark with 4.6 million policies, an increase of 134,200 policies, or 3%, over last June; prior to 2011, our previous high-water mark was in April 2006. With a 5% increase in our special lines policies over the last year, we ended the second quarter with over 12 million Personal Lines policyholders.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention remains one of our most important priorities and why we have stepped up our efforts to increase the number of multi-product households. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy for our Agency auto business increased about 7% over the same time last year and in our Direct auto business decreased about 1%. Our policy life expectancy in our Commercial Auto business remained relatively flat and in our special lines products was down about 1%.

Our 6.6% companywide underwriting profit margin for the second quarter 2011 exceeded our target of 4% and was 0.7 percentage points lower than in the second quarter 2010. We incurred catastrophe losses from spring storms of nearly $125 million during the quarter, or 3.4 points, compared to $47 million, or 1.3 points, from catastrophes in the second quarter 2010. In addition, during the second quarter 2011, we experienced $52.0 million, or 1.4 points, of favorable prior accident year development, compared to 1.6 points of favorable development in the second quarter last year. About 70% of the development reflected in our 2011 results was in our Personal Lines business, with the balance in Commercial Auto. On a year-over-year basis, for the second quarter 2011, our personal auto products experienced an aggregate decrease in both severity and frequency.

B. Investments and Capital Management

The fair value of our investment portfolio was $16.0 billion at June 30, 2011. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. Our portfolio was allocated 23% to Group I and 77% to Group II at June 30, 2011.

In April 2011, we changed our definition of Group I and Group II securities. Group I securities include: common equities; nonredeemable preferred stocks; redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends; and all other non-investment-grade fixed-maturity securities. Group II securities include short-term securities and all other fixed-maturity securities. In determining the allocation between Group I and II, residential and commercial mortgage-backed securities will derive their credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), while all other debt securities will derive their credit ratings from external vendors.

Prior to April 2011, Group I securities were defined as common equities, redeemable and nonredeemable preferred stocks (preferred stocks) and non-investment-grade and non-rated fixed maturities, while Group II securities were identified as all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments. We believe the changes made during the second quarter 2011 allow our asset allocation strategy to more accurately reflect our risk for these particular securities and be in line with our primary regulator’s treatment of these securities for capital purposes.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.5% for the second quarter 2011. We experienced gains in both our common stock and fixed-income portfolios, with FTE total returns of 0.3% and 1.6%, respectively. At June 30, 2011, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. Our current duration is 2.0 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At June 30, 2011, our total capital (debt plus equity) was $8.3 billion, compared to $8.0 billion at December 31, 2010, and our debt-to-total capital ratio was 23.6%. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2011 and 2010, operations generated positive cash flows of $1.0 billion and $1.2 billion, respectively. The year-over-year decrease primarily reflects larger tax payments, greater advertising expenditures, and higher employee-related costs in 2011. During the second quarter 2011, we repurchased 13.3 million of our common shares at a total cost of $282.9 million (average cost of $21.26 per share). Year-to-date, we have repurchased 20.1 million common shares at a total cost of $420.9 million (average cost of $20.93 per share).

In June 2011, the Board of Directors approved a new authorization to repurchase up to 75 million common shares, to be used in addition to, and after completion of, the approximately 6.9 million remaining repurchases available under the June 2009 authorization. From time to time, we also may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such purposes; we did not make any such debt repurchases during the first six months of 2011 or 2010. However, during July 2010, we repurchased $222.9 million in the aggregate principal amount of our $1 billion 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (See Note 4 - Debt for additional information).

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business needs, scheduled principal and interest payments on our debt, and expected capital requirements. Our next scheduled debt maturity will be in January 2012 in the amount of $350 million. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rates or an acceleration of principal payments in the event our securities are downgraded by a rating agency.

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

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either in a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8- Statutory Financial Information in our Annual Report to Shareholders for the year ended December 31, 2010.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

At all times during 2010 and the first six months of 2011, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At June 30, 2011, we held total capital (debt plus equity) of $8.3 billion at book value, compared to $8.0 billion at December 31, 2010 and $8.5 billion at June 30, 2010.

Short-Term Borrowings

During the six months ended June 30, 2011 and 2010, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations - Underwriting, and details about our investment portfolio can be found below under Results of Operations - Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4 - Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

During ten days in the second quarter 2011, we engaged in repurchase agreements under which we loaned U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations – Investments; Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at June 30, 2011.

B. Commitments and Contingencies

Contractual Obligations

During the first six months of 2011, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2011	2010	% Change	2011	2010	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,973.6	$1,944.2	2	$3,943.8	$3,877.5	2
Direct	1,454.2	1,364.0	7	3,005.3	2,818.5	7

Total Personal Lines	3,427.8	3,308.2	4	6,949.1	6,696.0	4
Commercial Auto	409.2	398.2	3	787.9	786.7	0
Other indemnity	0	1.5	(100)	0	2.7	(100)

Total underwriting operations	$3,837.0	$3,707.9	3	$7,737.0	$7,485.4	3

NET PREMIUMS EARNED
Personal Lines
Agency	$1,905.9	$1,862.9	2	$3,793.7	$3,690.8	3
Direct	1,451.0	1,352.1	7	2,871.0	2,651.7	8

Total Personal Lines	3,356.9	3,215.0	4	6,664.7	6,342.5	5
Commercial Auto	361.6	371.3	(3)	717.3	740.5	(3)
Other indemnity	1.4	3.9	(64)	3.2	8.3	(61)

Total underwriting operations	$3,719.9	$3,590.2	4	$7,385.2	$7,091.3	4

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2011	2010	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,608.2	4,474.0	3
Direct auto	3,771.3	3,500.0	8

Total auto	8,379.5	7,974.0	5
Special lines[1]	3,796.8	3,618.3	5

Total Personal Lines	12,176.3	11,592.3	5

Commercial Auto	512.0	520.2	(2)

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. We experienced the following growth in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2011	2010	2011	2010
APPLICATIONS
Personal Lines:
New	(3)%	13%	(2)%	14%
Renewal	7%	7%	7%	8%
Commercial Auto:
New	(4)%	3%	(5)%	3%
Renewal	(1)%	(4)%	(1)%	(3)%

Our Personal Lines business had a decline in new applications for both the second quarter and first six months of 2011, compared to the same periods last year, in both our Direct and Agency auto businesses. The decline in 2011 is due in large part to the significant growth in new applications we experienced in both the second quarter and first six months of 2010, partially reflecting the implementation of mandatory insurance laws in Wisconsin on June 1, 2010; excluding the effect of Wisconsin, Personal Lines new applications would have decreased 1% for the quarter. We continue to remain committed to our advertising campaigns, product enhancements, and brand-building efforts in order to stimulate new business. Our Commercial Auto business also experienced a decrease in new applications for both the second quarter and first six months of 2011, compared to the same periods last year. This business continues to be affected by the economic downturn, particularly in the housing and construction sectors.

We continue to pursue initiatives aimed at providing consumers with distinctive new auto insurance options. During the second quarter 2011, we continued the rollout of new personal auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. We introduced these models in three additional states and the District of Columbia in the second quarter 2011, bringing the total number to 35. We plan to continue the rollout to about five additional states during the remainder of 2011.

In the first quarter 2011, we launched the national advertising of Snapshot®, our usage-based insurance product. During the second quarter 2011, Snapshot was made available in four more states and the District of Columbia, bringing the total number of markets to 38; Agency auto customers have access to Snapshot in 29 of those 38 jurisdictions. We plan to continue expansion of Snapshot into about five additional states, depending on regulatory approval and business results, over the remainder of 2011 and into early 2012.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, the program in which we “bundle” our auto product with property insurance provided by one of three unaffiliated insurance carriers, is becoming an integral part of our consumer offerings. The program is currently available to Agency customers in 44 states, Direct customers in 48 states, and is available to both Agency and Direct customers in the District of Columbia; this program is not available to customers in Florida and Alaska. In addition, we continue to focus on selling auto policies to our special lines customers and vice versa. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

We continue to work on improving our presence in the mobile space. As of June 30, 2011, customers have the ability to quote auto insurance on our mobile website in 34 states, including seven states that were added during the second quarter 2011. In addition, policyholders are able to make payments and endorsements from their mobile device as well as receive identification cards and severe weather text alerts. In early July, we further enhanced our mobile site by launching a feature that enables customers to purchase certain policies via their mobile devices in 21 states. We plan to continue the expansion of the mobile buy capability into about 14 additional states over the remainder of the year.

We also began the national rollout of a new product model in our Commercial Auto business in July 2011. This new model, which expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer, is currently available in only a few states. We plan to have this product model in about 15-20 additional states by the end of 2011.

We experienced the following changes in average written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2011	2010	2011	2010
WRITTEN PREMIUM PER POLICY
Personal Lines - auto	0%	(2)%	(1)%	(2)%
Commercial Auto	4%	(7)%	2%	(8)%

During both the second quarter and first six months of 2011, written premium per policy for our personal auto business remained relatively flat. For our Commercial Auto business, written premium per policy increased, primarily reflecting rate changes taken during 2011. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends. See below for additional discussion on written premium per policy for our Agency and Direct auto channels and our Commercial Auto business.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage. The following table shows year-to-date changes in policy life expectancy:

	Growth Over Prior Year
	2011	2010
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	3%	5%
Special lines	(1)%	(4)%
Commercial Auto	0%	(2)%

The lengthening policy life expectancies in our personal auto business in part reflects improved loyalty programs, efforts to stabilize rates at renewal, and the greater penetration of the multi-product offerings discussed above. Both our special lines and Commercial Auto businesses did not see significant changes in policy life expectancy in the first six months of 2011. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize pricing, quality service, and other retention initiatives for our customers.

B. Profitability

Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
($ in millions)	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$119.4	6.3%	$138.9	7.5%	$329.5	8.7%	$335.0	9.1%
Direct	91.2	6.3	83.5	6.2	196.4	6.8	154.2	5.8

Total Personal Lines	210.6	6.3	222.4	6.9	525.9	7.9	489.2	7.7
Commercial Auto	34.1	9.4	38.7	10.4	75.2	10.5	83.0	11.2
Other indemnity[1]	0	NM	.9	NM	(.6)	NM	7.9	NM

Total underwriting operations	$244.7	6.6%	$262.0	7.3%	$600.5	8.1%	$580.1	8.2%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting profit margin continued to exceed our long-term profitability target of 4%. On a year-over-year basis, our margin decreased 0.7 percentage points for the second quarter 2011 and remained relatively flat for the first six months of 2011. Higher catastrophe losses in the second quarter 2011, compared to last year, contributed to the decrease in underwriting profitability for the quarter.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2011	2010	Change	2011	2010	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	72.5	70.9	1.6 pts.	70.2	69.5	.7 pts.
Underwriting expense ratio	21.2	21.6	(.4) pts.	21.1	21.4	(.3) pts.

Combined ratio	93.7	92.5	1.2 pts.	91.3	90.9	.4 pts.

Personal Lines - Direct
Loss & loss adjustment expense ratio	71.0	71.7	(.7) pts.	70.4	71.8	(1.4) pts.
Underwriting expense ratio	22.7	22.1	.6 pts.	22.8	22.4	.4 pts.

Combined ratio	93.7	93.8	(.1) pts.	93.2	94.2	(1.0) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	71.8	71.3	.5 pts.	70.3	70.5	(.2) pts.
Underwriting expense ratio	21.9	21.8	.1 pts.	21.8	21.8	0 pts.

Combined ratio	93.7	93.1	.6 pts.	92.1	92.3	(.2) pts.

Commercial Auto
Loss & loss adjustment expense ratio	68.6	67.3	1.3 pts.	67.1	66.2	.9 pts.
Underwriting expense ratio	22.0	22.3	(.3) pts.	22.4	22.6	(.2) pts.

Combined ratio	90.6	89.6	1.0 pts.	89.5	88.8	.7 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	71.5	70.8	.7 pts.	70.0	70.0	0 pts.
Underwriting expense ratio	21.9	21.9	0 pts.	21.9	21.8	.1 pts.

Combined ratio	93.4	92.7	.7 pts.	91.9	91.8	.1 pts.

Accident year loss & loss adjustment expense ratio[3]	72.9	72.4	.5 pts.	72.0	72.3	(.3) pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $0 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $(0.6) million and $7.9 million for the six months ended June 30, 2011 and 2010, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2011	2010	2011	2010
Change in net loss and LAE reserves	$60.0	$146.8	$34.3	$121.9
Paid losses and LAE	2,600.9	2,396.4	5,134.7	4,844.7

Total incurred losses and LAE	$2,660.9	$2,543.2	$5,169.0	$4,966.6

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

Our total loss and loss adjustment expense ratio increased 0.7 points for the second quarter, as compared to the same period last year, and remained flat on a year-to-date basis. The increase in the second quarter 2011 loss and loss adjustment expense ratio is primarily due to higher catastrophe losses experienced during the quarter, compared to the second quarter 2010. Similarly, our loss and loss adjustment expense ratio on an accident year basis increased 0.5 points for the second quarter and was down 0.3 points year-to-date.

The following table shows the catastrophe losses incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2011	2010	2011	2010
Catastrophe losses incurred	$124.9	$46.9	$135.0	$54.6

Increase to combined ratio	3.4 pts.	1.3 pts.	1.8 pts.	.8 pts.

The following discussion of our severity and frequency trends excludes the impact from comprehensive coverage due to the volatility related to certain types of losses, such as catastrophe losses and glass claims.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) decreased about 1-2% for both the three- and six-month periods ended June 30, 2011, compared to the same periods in 2010, with decreases in severity for our personal injury protection (PIP) and collision coverages for both periods. Severity in our bodily injury coverage increased slightly for the second quarter 2011, but is down slightly year-to-date, compared to last year. Severity in our property damage coverage was up about 1% for both periods. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary with changes in our mix of business by policy limits and coverages.

Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 2-3% for both the second quarter and first six months of 2011, compared to the corresponding periods last year. Frequency for our collision coverage remained flat for the second quarter and was up about 1% year-to-date, while frequency for the other coverages decreased in both periods. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(millions)	2011		2010		2011		2010
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$46.4		$33.6		$92.5		$72.7
Current accident year	22.0		25.3		24.8		36.4

Calendar year actuarial adjustment	$68.4		$58.9		$117.3		$109.1

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$46.4		$33.6		$92.5		$72.7
All other development	5.6		24.8		58.5		89.2

Total development	$52.0		$58.4		$151.0		$161.9

Decrease to calendar year combined ratio	1.4	pts.	1.6	pts.	2.0	pts.	2.3	pts.

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

“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and “all other development” generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while sustaining minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the three- and six-month periods ended June 30, 2011 and 2010. Nearly half of the favorable development in 2011 was attributable to accident year 2010, while the remainder was primarily related to accident years 2008 and prior. In contrast, nearly 95% of the 2010 favorable year-to-date prior year reserve development was attributable to favorable development for accident year 2009.

For the first six months of 2011 and 2010, 70% and 74%, respectively, of our favorable development was in our Personal Lines business, with the remainder in our Commercial Auto business. In both years, the development reflected favorable settlement of claims with high limits (e.g., claims settling for less than reserved) and favorable development of our defense and cost containment expense reserves, primarily reflecting a greater percentage of litigated claims being handled in a more cost-effective manner by our in-house counsel. On a year-over-year basis, we have also experienced favorable development in our collision reserves, as we are seeing an increase in the amount of salvage being recovered, and in our PIP reserves, reflecting a reduction in severity costs, due to changes in our mix of business by policy limits and coverages. In contrast, our IBNR reserves are developing unfavorably due to an increase in the number of late emerging claims.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2011.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned were relatively flat for both the three- and six-month periods ended June 30, 2011, compared to the same periods last year.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	4%	4%
Net premiums earned	4%	5%
Policies in force (at June 30)		5%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 89% of our total net premiums written in the second quarter 2011 and both the second quarter and first six months of 2010, compared to 90% for the first six months of 2011. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 86% and 89% of our total Personal Lines net premiums written in the second quarter and first six months of 2011, respectively, compared to 85% and 89%, respectively, for the corresponding periods in 2010. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to June 30, 2010, policies in force grew 5% for both auto and special lines products. In addition, on a year-over-year basis, for both the second quarter and first six months of 2011, net premiums written increased 4% for auto and were relatively flat for our special lines products.

Our total Personal Lines business generated combined ratios of 93.7 and 92.1 for the second quarter and first six months of 2011, respectively, compared to 93.1 and 92.3, respectively, last year. In the second quarter 2011, 39 states and the District of Columbia were profitable, including 8 of our 10 largest states; 45 states and the District of Columbia were profitable year-to-date 2011, including 9 of 10 of our largest states. The special lines products had a slightly unfavorable impact on the total Personal Lines combined ratio for both the second quarters of 2011 and 2010, compared to a favorable effect of 1.3 points and 1.9 points for the first six months of 2011 and 2010, respectively. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	2%	2%
Net premiums earned	2%	3%
Auto: policies in force (at June 30)		3%
new applications	(7)%	(5)%
renewal applications	6%	5%
written premium per policy	0%	0%
policy life expectancy (at June 30)		7%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, in the three- and six-month periods ended June 30, 2011, we generated new Agency auto application growth in 14 and 13 states, respectively, compared to last year; 5 of our top 10 Agency auto states experienced an increase for the quarter and 4 of our top 10 experienced an increase year to date. For both the second quarter and first six months of 2011, as compared to the same periods last year, written premium per policy for Agency auto new business increased 3%, and was down 1% for renewal business. The increase in retention in our Agency auto business (measured by policy life expectancy) in part reflects improved loyalty programs and efforts to stabilize rates at renewal.

On a year-over-year basis, for both the second quarter and first six months of 2011, we saw a modest decrease in the number of Agency auto quotes, reflecting a solid increase in quoting activity in the same periods last year. Our Agency auto rate of conversion (i.e., converting a quote to a sale) decreased for the second quarter and first six months of 2011, compared to the same periods last year. The decline in quotes, new applications, and conversion rates in our Agency auto business, compared to 2010, is in part attributable to increased activity in 2010 due to the implementation of mandatory insurance laws in Wisconsin.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	7%
Net premiums earned	7%	8%
Auto: policies in force (at June 30)		8%
new applications	(5)%	(5)%
renewal applications	12%	13%
written premium per policy	(1)%	(1)%
policy life expectancy (at June 30)		(1)%

The Direct business includes business written directly by Progressive online and over the phone. For the second quarter 2011, we experienced a year-over-year increase in new Direct auto applications in 12 states; 3 of our top 10 Direct auto states experienced an increase. On a year-to-date basis, the Direct auto business had new application growth in 11 states, including 3 of our top 10 states. Internet sales continue to be the most significant source of new business that is initiated in the Direct channel.

Written premium per policy for total Direct auto was down about 1% for both the three- and six-month periods ended June 30, 2011, compared to the same periods last year, driven by a decline of about 2% for renewal business in both periods; written premium per policy increased 2% and 1%, respectively, on new business.

Direct business quotes decreased 3% and 5% for the second quarter and first six months of 2011, respectively, reflecting decreases in both Internet quotes and quotes generated via the phone. Significant quoting activity in 2010 and some apparent decline in the level of consumers shopping for auto insurance this year had an effect on the year-over-year comparisons. The overall Direct business conversion rate decreased for both the second quarter and first six months of 2011, compared to the same periods last year, led by decreases in the conversion rate for Internet-initiated business. The year-over-year Direct auto business results were also impacted by the significant growth experienced in 2010 due to the mandatory insurance laws in Wisconsin.

On a year-over-year basis, for the second quarter 2011, our advertising expenses increased at rates comparable to our Direct business earned premiums. We remain focused on establishing a well-respected brand and added to our inventory of television commercials and Internet advertising. We continue to use “Flo” to provide fresh and engaging messages, and during the first quarter, we debuted a complementary campaign with the “Messenger.” In addition, during 2011, we have invested in the infrastructure of both our mobile and usage-based insurance products.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	3%	0%
Net premiums earned	(3)%	(3)%
Policies in force (at June 30)		(2)%
New applications	(4)%	(5)%
Renewal applications	(1)%	(1)%
Written premium per policy	4%	2%
Policy life expectancy (at June 30)		0%

Progressive’s Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the second quarter and first six months of 2011, the Commercial Auto business represented 11% and 10% of our total net premiums written, respectively, compared to 11% for both the same periods last year. This business is primarily distributed through independent agents and operates in the business auto and truck markets. The business auto market, which accounts for about half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by small businesses, such as contractors, landscapers, and plumbers. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a year-over-year basis, total written premium per policy increased 4% and 2% for the second quarter and first six months of 2011, respectively, compared to decreases of 7% and 8% for the same periods last year. The increase in written premium per policy for our Commercial Auto business in 2011 is primarily due to rate increases taken in the first half of the year. Policy life expectancy for our Commercial Auto business was flat for the first six months of 2011.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, which includes the run-off of our professional liability businesses, principally directors and officers liability insurance for community banks.

The other businesses generated an underwriting loss of $0.6 million for the first six months of 2011, compared to an underwriting profit of $7.9 million for the same period last year. The 2010 profit primarily reflected the sale of our professional liability insurance businesses to an affiliate of the American Bankers Association during the first quarter. Pursuant to our agreement with the purchaser of these businesses, we will continue to write policies for an agreed upon period after the closing of the sale. As of June 30, 2011, we are continuing to write business in only two states; beginning in July 2010, all new and renewal business is 100% reinsured. Prior to July 2010, there was a very small part of these businesses that was not 100% reinsured.

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

Our service businesses also include our alliance with three unaffiliated homeowner’s insurance companies. Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, new and existing Progressive Agency and Direct customers home, condo, and renters insurance underwritten by these homeowner’s insurance companies. For the policies written in our Direct business, we receive commissions, which are used to reduce the expenses associated with maintaining this program. This program is available to our Personal Lines customers in 48 states and the District of Columbia; it is not currently available in Alaska or Florida.

Our service businesses generated an operating profit of $1.2 million and $2.4 million for the second quarter and first six months of 2011, respectively, compared to operating losses of $0.5 million and $1.5 million, respectively, for the same periods last year, reflecting the minimum servicing fee agreement we reached with AIPSO (the national organization responsible for administering the involuntary insurance market) during the fourth quarter 2010.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At June 30, 2011 and 2010, and at December 31, 2010, our income taxes were in a net asset position.

Our net deferred tax asset was $98.9 million at June 30, 2011, compared to $355.4 million at June 30, 2010, and $178.2 million at December 31, 2010. The decrease in the deferred tax asset since June 30, 2010 and December 31, 2010 is primarily due to the increase in net unrealized gains in our investment portfolio and sales of securities for which we had previously recorded other-than-temporary impairments.

At June 30, 2011 and 2010, and at December 31, 2010, we determined that we did not need a valuation allowance on our deferred tax asset. In evaluating the need for a valuation allowance, we have to determine if it is more likely than not that the gross deferred tax asset will be realized and that we will be able to fully use the deductions that are ultimately recognized for tax purposes. Our analysis revolves around the reversal of existing temporary differences and our tax planning strategies. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There have been no material changes in our uncertain tax positions during the quarter ended June 30, 2011.

IV. RESULTS OF OPERATIONS - INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2011
Fixed maturities	$11,788.5	73.5%	2.2	AA
Nonredeemable preferred stocks	1,029.7	6.4	1.0	BBB-
Short-term investments - other	1,343.5	8.4	<1	AAA-

Total fixed-income securities	14,161.7	88.3	2.0	AA-
Common equities	1,867.9	11.7	na	na

Total portfolio[2,3]	$16,029.6	100.0%	2.0	AA-

June 30, 2010
Fixed maturities	$11,885.3	75.1%	2.3	AA
Nonredeemable preferred stocks	1,145.8	7.2	1.3	BBB
Short-term investments - other	1,648.9	10.4	<1	AAA-

Total fixed-income securities	14,680.0	92.7	2.0	AA
Common equities	1,150.0	7.3	na	na

Total portfolio[2,3]	$15,830.0	100.0%	2.0	AA

December 31, 2010
Fixed maturities	$11,850.0	76.3%	2.3	AA
Nonredeemable preferred stocks	1,157.6	7.5	1.2	BBB-
Short-term investments - other	1,090.8	7.0	<1	AAA-

Total fixed-income securities	14,098.4	90.8	2.0	AA-
Common equities	1,425.0	9.2	na	na

Total portfolio[2,3]	$15,523.4	100.0%	2.0	AA-

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

[2]

At June 30, 2011, we had $7.1 million of net unsettled security transactions offset in other assets, compared to $46.3 million at December 31, 2010; at June 30, 2010, we had $7.8 million of net unsettled security transactions offset in other liabilities.

[3]

The total fair value of the portfolio at June 30, 2011 and 2010, and December 31, 2010 included $1.6 billion, $1.9 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. In April 2011, we changed our definition of Group I and Group II securities. Group I securities include: common equities; nonredeemable preferred stocks; redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends; and all other non-investment-grade fixed-maturity securities. Group II securities include short-term securities and all other fixed-maturity securities. In determining the allocation between Group I and II, residential and commercial mortgage-backed securities will derive their credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), while all other debt securities will derive their credit ratings from external vendors.

Prior to April 2011, Group I securities were defined as common equities, redeemable and nonredeemable preferred stocks (preferred stocks) and non-investment-grade and non-rated fixed maturities, while Group II securities were identified as all other fixed-maturity securities, including U.S. Treasury Notes, municipal bonds, asset-backed securities, and corporate debt, as well as short-term investments. We believe the changes made during the second quarter 2011 allow our asset allocation strategy to more accurately reflect our risk for these particular securities and be in line with our primary regulator’s treatment of these securities for capital purposes.

The following tables show the composition of our Group I and Group II securities at June 30, 2011 and December 31, 2010 under the definitions adopted during the second quarter 2011; the external data is not available for June 30, 2010, therefore we are unable to provide comparable asset allocations for that period:

($ in millions)	Fair Value	% of Total Portfolio
June 30, 2011
Group I securities:
Non-investment-grade fixed maturities	$454.6	2.8%
Redeemable preferred stocks[1]	335.6	2.1
Nonredeemable preferred stocks	1,029.7	6.4
Common equities	1,867.9	11.7

Total Group I securities	3,687.8	23.0
Group II securities:
Other fixed maturities[2]	10,998.3	68.6
Short-term investments - other	1,343.5	8.4

Total Group II securities	12,341.8	77.0

Total portfolio	$16,029.6	100.0%

($ in millions)	Fair Value	% of Total Portfolio
December 31, 2010
Group I securities:
Non-investment-grade fixed maturities	$421.1	2.7%
Redeemable preferred stocks[1]	367.9	2.3
Nonredeemable preferred stocks	1,157.6	7.5
Common equities	1,425.0	9.2

Total Group I securities	3,371.6	21.7
Group II securities:
Other fixed maturities[2]	11,061.0	71.3
Short-term investments - other	1,090.8	7.0

Total Group II securities	12,151.8	78.3

Total portfolio	$15,523.4	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $216.1 million at June 30, 2011 and $233.3 million at December 31, 2010.
[2]	Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $119.5 million at June 30, 2011 and $134.6 million at December 31, 2010.

Progressive’s asset allocation strategy remains based on our need to maintain capital adequate to support our insurance operations, recognizing that our outstanding claim obligations are typically short in duration. Investments in our portfolio have varying degrees of risk. We evaluate the risk/reward trade-offs of investment opportunities, measuring their effects on stability, diversity, overall quality and liquidity, and the potential return of the investment portfolio.

Unrealized Gains and Losses

As of June 30, 2011, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,304.9 million, compared to $852.3 million and $1,180.5 million at June 30, 2010 and December 31, 2010, respectively.

During the last six and 12 months, our fixed-income portfolio’s valuation increased $39.6 million and $109.4 million, respectively. The price appreciation reflects a general decrease in interest rates on the short-to-intermediate end of the yield curve for most fixed-income market sectors. In addition, our preferred stock portfolio increased in value as equity markets rallied, interest rates declined, and the credit quality profile for most issuers we own improved.

Since December 31, 2010 and June 30, 2010, our common stock portfolio’s valuation increased $84.8 million and $343.2 million, respectively, reflecting positive returns in the equity market.

See Note 2 - Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities, including redeemable preferred stocks, and short-term securities, as reported on the balance sheets, were comprised of the following:

Fixed Maturity Securities

	June 30, 2011		June 30, 2010		December 31, 2010
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,238.6	93.2%	$12,631.2	93.4%	$12,037.2	93.0%
Long term	54.7	.4	19.0	.1	38.4	.3
Non-investment-grade fixed maturities[2]	838.7	6.4	884.0	6.5	865.2	6.7

Total	$13,132.0	100.0%	$13,534.2	100.0%	$12,940.8	100.0%

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

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration on the fixed-income portfolio was 2.0 years for the periods ending June 30, 2011, June 30, 2010, and December 31, 2010. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) are monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2011	June 30, 2010	December 31, 2010
1 year	20.4%	25.6%	34.6%
2 years	19.5	21.8	15.5
3 years	31.7	23.3	23.4
5 years	26.7	23.6	22.6
10 years	1.7	5.7	3.9

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by nationally recognized rating agencies.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2011	June 30, 2010	December 31, 2010
AAA	54.8%	58.9%	54.8%
AA	10.8	11.3	11.6
A	8.1	7.5	6.8
BBB	18.0	14.4	18.2
Non-rated/other	8.3	7.9	8.6

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer limitation on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. As of June 30, 2011, the investment portfolio exceeded the 1.25% limitation on a few preferred stocks and/or non-investment-grade positions, the acquisition of which predated the revised guidelines. Prior to the new guidelines being adopted, all sectors of the portfolio were within the then applicable investment constraints. The range of securities outside the current guidelines is from 1.3% to 1.6% of shareholders’ equity and management continues to work to bring the portfolio within the current guidelines, the timing of which will be influenced by many factors, including market price and liquidity levels. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. Additionally, we consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage securities, municipal bonds, and high-yield bonds.

We also monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that a security we hold has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first six months of 2011, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk). Three nonredeemable preferred stocks had their first call date during the first half of 2011; none of these securities were called.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of June 30, 2011, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. As of June 30, 2011 and 2010 and December 31, 2010, we held $4.3 billion, $5.8 billion, and $4.3 billion, respectively, of U.S. Treasury and short-term securities. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.8 billion, or 8%, of our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, to repay principal during the remainder of 2011. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2011:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$296.6	1.8
Two to five years	2,424.4	3.7
Five to nine years	239.6	5.2

Total U.S. Treasury Notes	2,960.6	3.6
Interest Rate Swaps
Two to five years ($400 notional value)	0	(4.6)
Five to nine years ($613 notional value)	0	(6.6)

Total interest rate swaps ($1,013 notional value)	0	(5.8)

Total U.S. government obligations	$2,960.6	1.7

The interest rate swap positions show a fair value of zero as they are in an overall liability position, and the fair value is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2011
Prime collateralized mortgage obligations	$300.7	$(7.4)	8.2%	1.5	A-
Alt-A collateralized mortgage obligations	46.5	1.7	1.3	1.7	A-

Subtotal collateralized mortgage obligations	347.2	(5.7)	9.5	1.5	A-

Commercial mortgage-backed obligations	1,505.4	45.3	41.1	2.4	AA+
Commercial mortgage-backed obligations: interest-only	307.0	11.5	8.4	1.1	AAA-

Subtotal commercial mortgage-backed obligations	1,812.4	56.8	49.5	2.2	AA+

Other asset-backed securities:
Automobile	787.0	8.3	21.5	1.3	AAA
Credit card	157.2	3.8	4.3	1.7	AAA
Home equity (sub-prime bonds)	172.7	(11.4)	4.7	.3	BBB+
Other[1]	383.5	2.1	10.5	1.3	AAA-

Subtotal other asset-backed securities	1,500.4	2.8	41.0	1.2	AAA-

Total asset-backed securities	$3,660.0	$53.9	100.0%	1.7	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2010
Prime collateralized mortgage obligations	$326.1	$(7.4)	9.9%	.8	A-
Alt-A collateralized mortgage obligations	25.5	(.8)	.8	1.1	BBB+

Subtotal collateralized mortgage obligations	351.6	(8.2)	10.7	.8	A-

Commercial mortgage-backed obligations	1,355.6	37.8	41.2	1.8	AA+
Commercial mortgage-backed obligations: interest-only	416.4	13.2	12.6	1.3	AAA-

Subtotal commercial mortgage-backed obligations	1,772.0	51.0	53.8	1.7	AA+

Other asset-backed securities:
Automobile	658.9	10.5	20.0	1.3	AAA
Credit card	122.8	1.4	3.8	1.1	AA+
Home equity (sub-prime bonds)	181.4	(19.7)	5.5	.1	BBB+
Other[1]	205.1	(1.3)	6.2	.5	AAA-

Subtotal other asset-backed securities	1,168.2	(9.1)	35.5	.9	AA+

Total asset-backed securities	$3,291.8	$33.7	100.0%	1.3	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2010
Prime collateralized mortgage obligations	$344.7	$(3.1)	9.9%	1.7	A
Alt-A collateralized mortgage obligations	44.7	2.2	1.3	2.5	A-

Subtotal collateralized mortgage obligations	389.4	(.9)	11.2	1.8	A

Commercial mortgage-backed obligations	1,440.3	46.0	41.5	2.1	AA+
Commercial mortgage-backed obligations: interest-only	391.8	14.0	11.3	1.2	AAA-

Subtotal commercial mortgage-backed obligations	1,832.1	60.0	52.8	1.9	AA+

Other asset-backed securities:
Automobile	636.9	7.9	18.4	1.3	AAA
Credit card	185.7	2.4	5.4	1.6	AAA-
Home equity (sub-prime bonds)	174.2	(2.6)	5.0	.3	A-
Other[1]	251.4	(.1)	7.2	.9	AAA-

Subtotal other asset-backed securities	1,248.2	7.6	36.0	1.1	AA+

Total asset-backed securities	$3,469.7	$66.7	100.0%	1.6	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

At June 30, 2011, June 30, 2010, and December 31, 2010, our asset-backed securities had net unrealized gains of $53.9 million, $33.7 million, and $66.7 million, respectively. Substantially all of the asset-backed securities have widely available market quotes. As of June 30, 2011, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, with most having an average life of one to three years. The underlying loans in these trusts are made to prime borrowers, and the securities have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $2.2 million and $3.2 million in write-downs on these securities during the second quarter and first six months of 2011, respectively, compared to $8.5 million and $11.6 million during the second quarter and first six months of 2010, respectively.

Collateralized Mortgage Obligations At June 30, 2011, 9.5% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the second quarter and first six months of 2011, we recorded $2.0 million and $2.6 million, respectively, of credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections, compared to $1.7 million during the second quarter and first six months of 2010, including $0.4 million of Alt-A securities. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at June 30, 2011 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at June 30, 2011)

($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Collateralized Mortgage Obligations
Non-agency prime[1]	$95.4	$20.6	$8.4	$26.4	$125.5	$276.3	79.6%
Alt-A	.9	24.8	0	0	20.8	46.5	13.4
Government/GSE[2]	16.4	7.6	0	0	.4	24.4	7.0

Total fair value	$112.7	$53.0	$8.4	$26.4	$146.7	$347.2	100.0%

Increase (decrease) in value	(.1)%	(1.3)%	(6.0)%	(2.1)%	(2.6)%	(1.6)%

[1]	Includes $45.9 million of securities with mandatory redemption dates.
[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At June 30, 2011, 41.1% of our asset-backed securities were commercial mortgage-backed securities (CMBS) and 8.4% were CMBS interest-only securities (IO). During the three and six months ended June 30, 2011, we recorded $0.2 million and $0.6 million in write-downs on our IO portfolio, respectively, compared to $0.6 million and $1.3 million during the three and six months ended June 30, 2010, respectively. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at June 30, 2011)

($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
CMBS	$1,181.6	$69.6	$85.5	$113.5	$55.2	$1,505.4	83.1%
IO	303.8	0	0	2.8	.4	307.0	16.9

Total fair value	$1,485.4	$69.6	$85.5	$116.3	$55.6	$1,812.4	100.0%

% of Total fair value	82.0%	3.8%	4.7%	6.4%	3.1%	100.0%

The CMBS portfolio contained 11.2% of securities that are rated BBB or lower, with a net unrealized gain of $14.5 million at June 30, 2011, and an average duration of 2.2 years, compared to 2.4 years for the entire CMBS portfolio. Approximately 70% of our CMBS portfolio was originated in 2005 and earlier. As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005 to 2007. The BBB and non-investment-grade exposure includes $112.0 million of cell tower securitizations. All of these bonds have a single borrower, are backed by a cross-collateralized pool of cell towers throughout the U.S., and have significant net cash flow relative to their interest payments.

Planned amortization class IOs comprised 83.6% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. We have no 2007 to 2009 origination vintage exposure; these securities are viewed as having a higher risk profile due to the underwriting criteria that was in place at that time.

Home-Equity Securities At June 30, 2011, 4.7% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the three and six months ended June 30, 2011, we did not record any write-downs, compared to $6.2 million and $8.6 million, respectively, in write-downs during the same periods last year. The following table shows the credit quality rating of our home-equity securities, by deal origination year, along with a comparison of the fair value at June 30, 2011, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at June 30, 2011)

($ in millions)	Deal Origination Year				Total	% of Home Equity Securities
Rating (date acquired)	2007	2006	2005	2004
AAA (January 2008-February 2011)	$0	$0	$34.9	$0	$34.9	20.2%
AA (February 2008-January 2011)	0	0	27.6	4.6	32.2	18.7
A (March 2008)	0	12.4	0	0	12.4	7.2
BBB (February 2008-April 2008)	0	0	16.8	0	16.8	9.7
Non-investment grade (March 2007-May 2008)	.4	25.6	39.8	10.6	76.4	44.2

Total	$.4	$38.0	$119.1	$15.2	$172.7	100.0%

Increase (decrease) in value	(1.7)%	.3%	(9.2)%	4.5%	(6.1)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at June 30, 2011 and 2010 and December 31, 2010, were $1,857.4 million, $1,781.8 million, and $1,989.1 million, respectively, of state and local government obligations. These securities had a duration of 2.3 years and an overall credit quality of AA+ (excluding the benefit of credit support from bond insurance) at June 30, 2011, compared to 2.0 years and AA+ at June 30, 2010, and 2.3 years and AA+ at December 31, 2010. These securities had a net unrealized gain of $44.7 million at June 30, 2011, compared to $58.0 million and $33.6 million at June 30, 2010 and December 31, 2010, respectively. During the three and six months ended June 30, 2011 and 2010, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at June 30, 2011, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2011)

(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$296.4	$602.3	$898.7
AA	404.9	490.3	895.2
A	32.6	10.9	43.5
BBB	1.6	9.4	11.0
Other[1]	0	9.0	9.0

Total	$735.5	$1,121.9	$1,857.4

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds were $817.3 million of single family housing revenue bonds issued by state housing finance agencies, of which $390.8 million were supported by individual mortgages held by the state housing finance agencies and $426.5 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 35% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 65% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 13%, or $250.6 million, of our total municipal securities were insured general obligation ($168.7 million) or revenue bonds ($81.9 million), with an overall credit rating of AA- at June 30, 2011, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $10.4 million at June 30, 2011, compared to $14.4 million and $10.9 million at June 30, 2010 and December 31, 2010, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at June 30, 2011 and 2010 and December 31, 2010, were $2,855.4 million, $2,117.3 million, and $2,646.1 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.3 years at June 30, 2011, compared to 3.2 years at June 30, 2010 and 3.3 years at December 31, 2010; the overall credit quality rating was BBB for all three periods. At June 30, 2011 and 2010, and December 31, 2010, these securities had net unrealized gains of $84.4 million, $75.6 million, and $64.8 million, respectively. During the three and six months ended June 30, 2011 and 2010, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at June 30, 2011)

Sector	AAA	AA	A	BBB	Non- Investment Grade	% of Portfolio
Consumer	0%	0%	2.3%	23.5%	4.0%	29.8%
Industrial	0	1.7	1.8	20.8	4.0	28.3
Communications	0	0	5.5	12.0	.3	17.8
Financial Services	.4	2.2	5.2	.8	3.0	11.6
Technology	0	0	3.3	.4	0	3.7
Basic Materials	0	0	0	2.6	.6	3.2
Energy	1.4	0	1.9	2.1	0	5.4
Other	0	0	0	.2	0	.2

Total	1.8%	3.9%	20.0%	62.4%	11.9%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2011, we held $455.1 million in redeemable preferred stocks and $1,029.7 million in nonredeemable preferred stocks, compared to $579.7 million and $1,145.8 million, respectively, at June 30, 2010 and $502.5 million and $1,157.6 million, respectively, at December 31, 2010. We made no additional investments in preferred stocks during the second quarter or six months ended June 30, 2011.

At June 30, 2011 and 2010, and December 31, 2010, our preferred stock portfolio had net unrealized gains of $554.3 million, $486.6 million, and $572.7 million, respectively. We did not have any write-downs during the six months ended June 30, 2011 or 2010.

Our preferred stock portfolio had a duration of 1.5 years, which reflects the portfolio’s exposure to changes in interest rates, at June 30, 2011, compared to 2.0 years at June 30, 2010 and 1.8 years at December 31, 2010. The overall credit quality rating was BBB- at June 30, 2011 and December 31, 2010, compared to BBB at June 30, 2010. Approximately 50% of our preferred stock securities are fixed-rate securities, while the remaining securities are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at June 30, 2011)

Sector	A	BBB	Non-Investment Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	27.4%	12.9%	16.8%	57.1%
Foreign banks	2.2	0	1.3	3.5
Insurance holdings	0	6.8	6.2	13.0
Other financial institutions	0	0	2.3	2.3

Total financial services	29.6	19.7	26.6	75.9
Industrials	0	5.6	10.0	15.6
Utilities	0	8.5	0	8.5

Total	29.6%	33.8%	36.6%	100.0%

Approximately 60% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	June 30, 2011		June 30, 2010		December 31, 2010
Common stocks	$1,856.0	99.4%	$1,137.3	98.9%	$1,413.2	99.2%
Other equity-like investments	11.9	.6	12.7	1.1	11.8	.8

Total common equities	$1,867.9	100.0%	$1,150.0	100.0%	$1,425.0	100.0%

At June 30, 2011, 11.7% of the total investment portfolio was in common equities, compared to 7.3% at June 30, 2010 and 9.2% at December 31, 2010. The change reflects our decision to continue to increase our exposure to equity securities as well as market appreciation over the last 12 months. During the three and six months ended June 30, 2011, we added $200 million and $350 million, respectively, of new capital to the common stock portfolio. We recorded $0.4 million in write-downs on our common equities for the six months ended June 30, 2011, compared to $0.1 million for the same period in 2010; we had no write-downs during the second quarter 2011, compared to $0.1 million for the second quarter 2010.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error. We held 754 out of 985, or 77%, of the common stocks comprising the Russell 1000 Index at June 30, 2011, which made up 92% of the total market capitalization of the index.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of June 30, 2011:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended		Six Months Ended
(millions)	Date					June 30,		June 30,
Term	Effective	Maturity	Coupon	2011	2010	2011	2010	2011	2010
Open:
9-year	12/2009	01/2019	Receive variable	$613	$713	$(22.2)	$(50.5)	$(19.6)	$(68.4)
5-year	05/2011	05/2016	Receive variable	400	0	(1.8)	0	(1.8)	0

Total open positions						$(24.0)	$(50.5)	$(21.4)	$(68.4)

Closed:
9-year	NA	NA	Receive variable	$100	$0	$0	$0	$.5	$0

Total interest rate swaps						$(24.0)	$(50.5)	$(20.9)	$(68.4)

NA = Not Applicable

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of June 30, 2011:

						Net Realized Gains (Losses)
(millions)	Date		Bought or Sold Protection	Notional Value		Three Months Ended June 30,		Six Months Ended June 30,
Term	Effective	Maturity		2011	2010	2011	2010	2011	2010
Open:
5-year	09/2008	09/2013	Bought	$25	$25	$0	$1.2	$(.6)	$1.4
Corporate swap	NA	NA	Sold	10	10	.3	(.7)	.3	(.7)
Treasury Note[1]	NA	NA		10	10	.2	.4	.1	.4

Total open positions						$.5	$.9	$(.2)	$1.1

Closed:
2-year	NA	NA	Bought	$0	$10	$0	$0	$0	$0
4-year	NA	NA	Bought	0	15	0	0	0	0

Total closed positions						$0	$0	$0	$0

Total corporate swaps						$.5	$.9	$(.2)	$1.1

NA = Not Applicable

[1]	Used to replicate a long corporate bond position.

B. Investment Results

We reported the following investment results for the periods ended June 30:

	Three Months		Six Months
	2011	2010	2011	2010
Pretax recurring investment book yield	3.3%	3.5%	3.4%	3.6%
Weighted average FTE book yield	3.7%	3.9%	3.7%	4.0%
FTE total return:
Fixed-income securities	1.6%	.9%	3.0%	3.7%
Common stocks	.3%	(11.4)%	6.8%	(5.9)%
Total portfolio	1.5%	0%	3.3%	3.1%

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 8% for the second quarter 2011 and 6% for the first six months of 2011, compared to the same periods last year. The reduction is primarily the result of a decrease in investment yields, which is the result of our decision to reduce our portfolio duration to approximately 2.0 years beginning late in the second quarter of 2010 and continuing through the majority of 2011.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

A further break-down of our FTE total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2011	2010	2011	2010
Fixed-income securities:
U.S. Treasury Notes	2.0%	2.6%	2.5%	3.6%
Municipal bonds	2.3%	1.8%	3.4%	3.9%
Corporate bonds	2.1%	1.9%	3.2%	5.2%
Commercial mortgage-backed securities	1.4%	1.7%	2.0%	4.8%
Collateralized mortgage obligations	(.6)%	2.7%	0%	6.5%
Asset-backed securities	.6%	2.3%	.9%	4.3%
Preferred stocks	2.1%	(6.1)%	8.9%	3.1%

Investment expenses were $6.6 million for the first six months of 2011, compared to $8.2 million for the same period last year. The decrease primarily reflects the $2.0 million incurred during the second quarter 2010 related to the Consent Solicitation and debt Tender Offer (see Note 4 - Debt for further discussion).

Interest expense for the first six months of 2011 was $63.0 million, compared to $70.3 million for the same period last year. The decrease in interest expense during the first six months reflects our July 2010 repurchase of $222.9 million of our 6.70% Debentures (see Note 4 - Debt for further discussion).

Realized Gains/Losses

The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2011	2010	2011	2010
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$3.6	$13.1	$34.9	$17.9
State and local government obligations	.4	0	3.5	10.0
Corporate and other debt securities	8.5	1.7	17.4	4.1
Residential mortgage-backed securities	.4	0	.4	0
Commercial mortgage-backed securities	0	.4	0	1.0
Other asset-backed securities	1.0	0	1.0	0
Redeemable preferred stocks	2.8	0	3.4	4.8

Total fixed maturities	16.7	15.2	60.6	37.8
Equity securities:
Nonredeemable preferred stocks	37.7	17.2	94.9	38.8
Common equities	6.8	2.4	7.9	8.4

Subtotal gross realized gains on security sales	61.2	34.8	163.4	85.0

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(6.0)	(9.8)	(9.3)	(12.0)
Corporate and other debt securities	(.6)	(.5)	(3.4)	(.5)
Redeemable preferred stocks	0	(1.5)	(2.2)	(2.5)

Total fixed maturities	(6.6)	(11.8)	(14.9)	(15.0)
Equity securities:
Common equities	(5.8)	(3.8)	(6.1)	(3.8)

Subtotal gross realized losses on security sales	(12.4)	(15.6)	(21.0)	(18.8)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	(2.4)	3.3	25.6	5.9
State and local government obligations	.4	0	3.5	10.0
Corporate and other debt securities	7.9	1.2	14.0	3.6
Residential mortgage-backed securities	.4	0	.4	0
Commercial mortgage-backed securities	0	.4	0	1.0
Other asset-backed securities	1.0	0	1.0	0
Redeemable preferred stocks	2.8	(1.5)	1.2	2.3

Total fixed maturities	10.1	3.4	45.7	22.8
Equity securities:
Nonredeemable preferred stocks	37.7	17.2	94.9	38.8
Common equities	1.0	(1.4)	1.8	4.6

Subtotal net realized gains (losses) on security sales	48.8	19.2	142.4	66.2

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(2.0)	(7.9)	(2.6)	(10.3)
Commercial mortgage-backed securities	(.2)	(.6)	(.6)	(1.3)

Total fixed maturities	(2.2)	(8.5)	(3.2)	(11.6)
Equity securities:
Common equities	0	(.1)	(.1)	(.1)

Subtotal other-than-temporary impairment losses	(2.2)	(8.6)	(3.3)	(11.7)

Net holding period gains (losses)
Hybrid securities	2.9	(.5)	7.7	4.1
Derivative instruments	(23.5)	(49.6)	(21.1)	(67.3)

Subtotal net holding period gains (losses)	(20.6)	(50.1)	(13.4)	(63.2)

Total net realized gains (losses) on securities	$26.0	$(39.5)	$125.7	$(8.7)

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

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2011
Residential mortgage-backed securities	$2.0	$0	$2.0	$2.6	$0	$2.6
Commercial mortgage-backed securities	.2	0	.2	.6	0	.6

Total fixed income	2.2	0	2.2	3.2	0	3.2
Common equities	0	0	0	.4	(.3)	.1

Total portfolio	$2.2	$0	$2.2	$3.6	$(.3)	$3.3

2010
Residential mortgage-backed securities	$7.9	$0	$7.9	$10.3	$0	$10.3
Commercial mortgage-backed securities	.6	0	.6	1.3	0	1.3

Total fixed income	8.5	0	8.5	11.6	0	11.6
Common equities	.1	0	.1	.1	0	.1

Total portfolio	$8.6	$0	$8.6	$11.7	$0	$11.7

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2011, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$924.3	$11.5	$.1	$0	$0	$0
Unrealized loss for 12 months or greater	531.8	38.4	14.9	12.5	3.4	0

Total	$1,456.1	$49.9	$15.0	$12.5	$3.4	$0

Common Equity:
Unrealized loss for less than 12 months	$94.7	$6.5	$3.3	$0	$0	$0
Unrealized loss for 12 months or greater	.3	.1	0	0	0	0

Total	$95.0	$6.6	$3.3	$0	$0	$0

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

We earned income of $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively, compared to $0.2 million and $0.4 million for the same periods in 2010. We had no open reverse repurchase commitments at June 30, 2011, compared to $499.5 million open with two counterparties at June 30, 2010, and $705.8 million with two counterparties at December 31, 2010. For the six months ended June 30, 2011, our largest single outstanding balance of reverse repurchase commitments was $975.0 million, which was open for four days; the average daily balance of reverse repurchase commitments was $667.9 million.

Additionally, early in the second quarter we entered into repurchase commitment transactions for a period of ten days. In these transactions, we loan U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at June 30, 2011. During the period we invested in repurchase transactions, the largest single outstanding balance was $43.6 million, which was open for one day; the average daily balance of repurchase commitments was $43.5 million. We earned income of less than $0.1 million during the period these transactions were open; we did not enter into any repurchase commitment transactions during the first six months of 2010.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading of governmental, corporate, or other securities by a rating agency; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments, including, but not limited to, health care reform and tax law changes; disputes relating to intellectual property rights; the outcome of litigation pending or that may be filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 2.0 years at both June 30, 2011 and December 31, 2010. The weighted average beta of the equity portfolio was 1.04 at June 30, 2011 and 1.08 at December 31, 2010. Although components of the portfolio have changed, no material changes have occurred in the total market risk since that which was reported in the tabular presentations of our market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

2011 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	2,202,612	$21.26	32,033,607	17,966,393
May	5,500,000	21.62	37,533,607	12,466,393
June	5,600,000	20.91	43,133,607	81,866,393

Total	13,302,612	$21.26

In June 2009, the Board of Directors approved an authorization to repurchase up to 50 million common shares. In June 2011, the Board approved a new authorization to repurchase up to 75 million common shares, to be used in addition to, and after completion of, the remaining repurchases available under the June 2009 authorization. Neither Board authorization has an expiration date. Shares repurchased under these authorizations may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first six months of 2011, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market price. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

On June 17, 2011, we granted a time-based restricted stock award covering a total of 8,187 common shares to Ms. Heidi Miller for her election to the Board and appointment to the Audit Committee. This award is scheduled to vest on March 29, 2012, and had an aggregate dollar value of approximately $167,000 at the date of grant.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2011 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index beginning on page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION (Registrant)

Date: August 9, 2011	By:	/S/ BRIAN C. DOMECK
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10.1	First Amendment to Sublease Agreement for Aircraft Hangar	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Furnished herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith