Form 10-Q
period 2011-09-30
PROGRESSIVE CORP/OH/
filed 2011-11-07
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Common Shares, $1.00 par value: 620,628,395 outstanding at September 30, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2011	2010	% Change	2011	2010	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$3,740.7	$3,599.9	4	$11,125.9	$10,691.2	4
Investment income	117.4	131.5	(11)	361.5	391.9	(8)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(1.4)	(1.9)	(26)	(5.9)	(19.1)	(69)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	(.2)	NM	.9	5.3	(83)

Net impairment losses recognized in earnings	(1.4)	(2.1)	(33)	(5.0)	(13.8)	(64)
Net realized gains (losses) on securities	(51.2)	29.0	NM	78.1	32.0	144

Total net realized gains (losses) on securities	(52.6)	26.9	NM	73.1	18.2	302
Service revenues	5.6	4.8	17	16.8	14.0	20
Net gain (loss) on extinguishment of debt	(.1)	6.4	NM	(.1)	6.4	NM

Total revenues	3,811.0	3,769.5	1	11,577.2	11,121.7	4

Expenses
Losses and loss adjustment expenses	2,749.3	2,543.4	8	7,918.3	7,510.0	5
Policy acquisition costs	350.2	342.4	2	1,045.2	1,014.3	3
Other underwriting expenses	460.5	459.1	0	1,381.2	1,331.8	4
Investment expenses	4.0	.3	1233	10.6	8.5	25
Service expenses	5.1	5.2	(2)	13.9	15.9	(13)
Interest expense	33.4	31.9	5	96.4	102.2	(6)

Total expenses	3,602.5	3,382.3	7	10,465.6	9,982.7	5

Net Income
Income before income taxes	208.5	387.2	(46)	1,111.6	1,139.0	(2)
Provision for income taxes	57.8	125.6	(54)	352.8	369.9	(5)

Net income	$150.7	$261.6	(42)	$758.8	$769.1	(1)

Computation of Earnings Per Share
Basic:
Average shares outstanding	626.9	655.8	(4)	640.5	659.2	(3)

Per share	$.24	$.40	(40)	$1.18	$1.17	2

Diluted:
Average shares outstanding	626.9	655.8	(4)	640.5	659.2	(3)
Net effect of dilutive stock-based compensation	4.5	5.4	(17)	4.3	5.2	(17)

Total equivalent shares	631.4	661.2	(5)	644.8	664.4	(3)

Per share	$.24	$.40	(40)	$1.18	$1.16	2

Dividends declared per share[1]	$0	$0		$0	$0

NM	= Not Meaningful

1        Progressive maintains an annual dividend program. See Note 9—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,		December 31,
(millions)	2011	2010	2010
Assets
Investments—Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,531.9, $11,727.3, and $11,630.8)	$11,815.6	$12,085.8	$11,850.0
Equity securities:
Nonredeemable preferred stocks (cost: $493.6, $610.6, and $601.3)	873.0	1,189.4	1,157.6
Common equities (cost: $1,391.5, $1,014.7, and $1,021.7)	1,599.5	1,285.3	1,425.0
Short-term investments (amortized cost: $1,699.7, $1,815.5, and $1,090.8)	1,699.7	1,815.5	1,090.8

Total investments	15,987.8	16,376.0	15,523.4
Cash	170.3	155.0	158.9
Accrued investment income	98.3	107.3	109.3
Premiums receivable, net of allowance for doubtful accounts of $117.0, $109.5, and $114.9	3,086.0	2,858.6	2,738.4
Reinsurance recoverables, including $36.5, $34.4, and $37.4 on paid losses and loss adjustment expenses	798.1	685.2	741.5
Prepaid reinsurance premiums	81.8	97.8	88.1
Deferred acquisition costs	458.1	450.5	417.2
Income taxes	298.5	164.6	189.0
Property and equipment, net of accumulated depreciation of $561.7, $560.1, and $564.3	910.9	932.0	932.6
Other assets	254.5	197.6	251.9

Total assets	$22,144.3	$22,024.6	$21,150.3

Liabilities and Shareholders’ Equity
Unearned premiums	$4,830.1	$4,711.0	$4,353.8
Loss and loss adjustment expense reserves	7,256.8	6,953.4	7,071.0
Accounts payable, accrued expenses, and other liabilities	1,797.2	1,689.2	1,718.4
Debt[1]	2,443.9	1,957.8	1,958.2

Total liabilities	16,328.0	15,311.4	15,101.4

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, 797.7, and 797.7, including treasury shares of 177.1, 134.3, and 135.3)	620.6	663.4	662.4
Paid-in capital	986.7	977.0	1,007.1
Retained earnings	3,632.4	4,273.6	3,595.7
Accumulated other comprehensive income (loss), net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(6.3)	(3.1)	(1.8)
Other net unrealized gains (losses) on securities	572.2	785.8	769.1

Total net unrealized gains (losses) on securities	565.9	782.7	767.3
Net unrealized gains on forecasted transactions	8.7	15.4	14.7
Foreign currency translation adjustment	2.0	1.1	1.7

Total accumulated other comprehensive income (loss)	576.6	799.2	783.7

Total shareholders’ equity	5,816.3	6,713.2	6,048.9

Total liabilities and shareholders’ equity	$22,144.3	$22,024.6	$21,150.3

[1] Consists	of both short- and long-term debt. See Note 4—Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30,	2011	2010
(millions)
Cash Flows From Operating Activities
Net income	$758.8	$769.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65.3	62.4
Amortization of fixed-income securities	174.7	172.9
Amortization of stock-based compensation	36.4	35.2
Net realized (gains) losses on securities	(73.1)	(18.2)
Net (gain) loss on disposition of property and equipment	7.8	(1.2)
Net (gain) loss on extinguishment of debt	.1	(6.4)
Changes in:
Premiums receivable	(347.6)	(403.8)
Reinsurance recoverables	(56.6)	(120.4)
Prepaid reinsurance premiums	6.3	(28.5)
Deferred acquisition costs	(40.9)	(48.3)
Income taxes	.9	64.2
Unearned premiums	476.3	538.1
Loss and loss adjustment expense reserves	185.8	300.4
Accounts payable, accrued expenses, and other liabilities	278.9	362.3
Other, net	22.2	.1

Net cash provided by operating activities	1,495.3	1,677.9

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(5,208.0)	(3,515.7)
Equity securities	(424.0)	(453.7)
Sales:
Fixed maturities	4,057.2	2,448.1
Equity securities	264.8	153.6
Maturities, paydowns, calls, and other:
Fixed maturities	1,107.4	912.9
Net purchases of short-term investments - other	(608.8)	(736.9)
Net unsettled security transactions	(14.2)	47.2
Purchases of property and equipment	(53.3)	(39.5)
Sales of property and equipment	1.9	7.6

Net cash used in investing activities	(877.0)	(1,176.4)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	6.8	14.4
Tax benefit from exercise/vesting of stock-based compensation	2.7	6.0
Proceeds from debt issuance	491.9	0
Reacquisition of debt	(12.7)	(214.3)
Dividends paid to shareholders[1]	(263.6)	(108.2)
Acquisition of treasury shares	(832.1)	(205.5)

Net cash used in financing activities	(607.0)	(507.6)

Effect of exchange rate changes on cash	.1	.4

Increase (decrease) in cash	11.4	(5.7)
Cash, January 1	158.9	160.7

Cash, September 30	$170.3	$155.0

1        Progressive maintains an annual dividend program. See Note 9—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2011, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type consistent with our internal classification, which represents how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2011
Fixed maturities:
U.S. government obligations	$2,921.7	$129.1	$(.1)	$0	$3,050.7	19.1%
State and local government obligations	1,930.6	56.4	(1.1)	0	1,985.9	12.4
Corporate debt securities	2,680.2	86.4	(10.4)	5.2	2,761.4	17.3
Residential mortgage-backed securities	471.3	9.4	(36.5)	0	444.2	2.8
Commercial mortgage-backed securities	1,826.2	43.2	(9.7)	0	1,859.7	11.6
Other asset-backed securities	1,265.5	14.8	(1.3)	.7	1,279.7	8.0
Redeemable preferred stocks	436.4	20.1	(22.5)	0	434.0	2.7

Total fixed maturities	11,531.9	359.4	(81.6)	5.9	11,815.6	73.9
Equity securities:
Nonredeemable preferred stocks	493.6	387.4	(2.6)	(5.4)	873.0	5.5
Common equities	1,391.5	288.4	(80.4)	0	1,599.5	10.0
Short-term investments:
Other short-term investments	1,699.7	0	0	0	1,699.7	10.6

Total portfolio[2,3]	$15,116.7	$1,035.2	$(164.6)	$.5	$15,987.8	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2010
Fixed maturities:
U.S. government obligations	$3,411.7	$110.0	$0	$0	$3,521.7	21.5%
State and local government obligations	1,865.1	67.8	(.6)	0	1,932.3	11.8
Corporate debt securities	2,392.6	109.3	(1.2)	5.1	2,505.8	15.3
Residential mortgage-backed securities	576.8	14.4	(24.5)	0	566.7	3.4
Commercial mortgage-backed securities	1,801.0	72.3	(5.7)	0	1,867.6	11.4
Other asset-backed securities	1,077.2	16.5	(1.7)	(.2)	1,091.8	6.7
Redeemable preferred stocks	602.9	26.0	(29.0)	0	599.9	3.7

Total fixed maturities	11,727.3	416.3	(62.7)	4.9	12,085.8	73.8
Equity securities:
Nonredeemable preferred stocks	610.6	580.0	0	(1.2)	1,189.4	7.3
Common equities	1,014.7	279.6	(9.0)	0	1,285.3	7.8
Short-term investments:
Other short-term investments	1,815.5	0	0	0	1,815.5	11.1

Total portfolio[2,3]	$15,168.1	$1,275.9	$(71.7)	$3.7	$16,376.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2010
Fixed maturities:
U.S. government obligations	$3,203.2	$56.3	$(16.9)	$0	$3,242.6	20.9%
State and local government obligations	1,955.5	43.0	(9.4)	0	1,989.1	12.8
Corporate debt securities	2,579.0	78.1	(13.3)	2.3	2,646.1	17.0
Residential mortgage-backed securities	567.1	17.8	(21.3)	0	563.6	3.6
Commercial mortgage-backed securities	1,772.1	66.9	(6.9)	0	1,832.1	11.8
Other asset-backed securities	1,063.9	12.4	(2.2)	(.1)	1,074.0	6.9
Redeemable preferred stocks	490.0	29.6	(17.1)	0	502.5	3.3

Total fixed maturities	11,630.8	304.1	(87.1)	2.2	11,850.0	76.3
Equity securities:
Nonredeemable preferred stocks	601.3	560.2	0	(3.9)	1,157.6	7.5
Common equities	1,021.7	406.5	(3.2)	0	1,425.0	9.2
Short-term investments:
Other short-term investments	1,090.8	0	0	0	1,090.8	7.0

Total portfolio[2,3]	$14,344.6	$1,270.8	$(90.3)	$(1.7)	$15,523.4	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At September 30, 2011, we had $60.5 million of net unsettled security transactions included in other assets, compared to $46.3 million at December 31, 2010; at September 30, 2010, we had $54.9 million of net unsettled security transactions included in other liabilities.

[3]

The total fair value of the portfolio at September 30, 2011 and 2010, and December 31, 2010 included $1.7 billion, $1.6 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31,
(millions)	2011	2010	2010
Fixed maturities:
Corporate debt securities	$234.8	$133.9	$176.4
Other asset-backed securities	16.4	14.8	14.9

Total fixed maturities	251.2	148.7	191.3
Equity securities:
Nonredeemable preferred stocks	15.1	55.5	52.8

Total hybrid securities	$266.3	$204.2	$244.1

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-of-control put feature that permits the investor, at its sole option once the change of control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-of-control put option and the substantial market premium paid, there is a potential that the election to put, upon the occurrence of a change in control, could result in the investment not returning substantially all of the original investment. The one hybrid security held in the asset-backed portfolio was acquired at a deep discount to par due to a failing auction, and contains a put option (derivative feature) that allows the investor to put that security back to the auction at par. If the auction is restored, this embedded derivative has the potential to more than double our initial investment yield. The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

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

Gross Unrealized Losses As of September 30, 2011, we had $84.2 million of gross unrealized losses in our fixed-income portfolio (i.e., fixed-maturity securities and nonredeemable preferred stocks) and $80.4 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. In addition, we may retain the common stocks to maintain correlation to the Russell 1000 Index. If our strategy was to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Gross	Less than 12 Months		12 Months or Greater
(millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Fixed maturities:
U.S. government obligations	$125.3	$(.1)	$125.3	$(.1)	$0	$0
State and local government obligations	154.3	(1.1)	126.0	(.7)	28.3	(.4)
Corporate debt securities	466.3	(10.4)	327.2	(7.7)	139.1	(2.7)
Residential mortgage-backed securities	320.7	(36.5)	79.6	(4.1)	241.1	(32.4)
Commercial mortgage-backed securities	429.9	(9.7)	342.8	(7.0)	87.1	(2.7)
Other asset-backed securities	169.0	(1.3)	165.3	(.9)	3.7	(.4)
Redeemable preferred stocks	233.8	(22.5)	85.0	(.9)	148.8	(21.6)

Total fixed maturities	1,899.3	(81.6)	1,251.2	(21.4)	648.1	(60.2)
Equity securities:
Nonredeemable preferred stocks	20.5	(2.6)	20.5	(2.6)	0	0
Common equities	420.2	(80.4)	407.3	(76.6)	12.9	(3.8)

Total equity securities	440.7	(83.0)	427.8	(79.2)	12.9	(3.8)

Total portfolio	$2,340.0	$(164.6)	$1,679.0	$(100.6)	$661.0	$(64.0)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	101.4	(.6)	89.0	(.2)	12.4	(.4)
Corporate debt securities	96.7	(1.2)	48.0	(.2)	48.7	(1.0)
Residential mortgage-backed securities	283.3	(24.5)	46.0	(.7)	237.3	(23.8)
Commercial mortgage-backed securities	189.4	(5.7)	114.7	(.6)	74.7	(5.1)
Other asset-backed securities	111.3	(1.7)	105.7	(.4)	5.6	(1.3)
Redeemable preferred stocks	374.1	(29.0)	0	0	374.1	(29.0)

Total fixed maturities	1,156.2	(62.7)	403.4	(2.1)	752.8	(60.6)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	125.8	(9.0)	121.1	(8.5)	4.7	(.5)

Total equity securities	125.8	(9.0)	121.1	(8.5)	4.7	(.5)

Total portfolio	$1,282.0	$(71.7)	$524.5	$(10.6)	$757.5	$(61.1)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Fixed maturities:
U.S. government obligations	$495.3	$(16.9)	$495.3	$(16.9)	$0	$0
State and local government obligations	461.9	(9.4)	454.0	(8.7)	7.9	(.7)
Corporate debt securities	589.3	(13.3)	541.3	(11.6)	48.0	(1.7)
Residential mortgage-backed securities	314.1	(21.3)	74.0	(1.0)	240.1	(20.3)
Commercial mortgage-backed securities	332.0	(6.9)	269.7	(3.1)	62.3	(3.8)
Other asset-backed securities	214.8	(2.2)	209.8	(1.1)	5.0	(1.1)
Redeemable preferred stocks	216.7	(17.1)	0	0	216.7	(17.1)

Total fixed maturities	2,624.1	(87.1)	2,044.1	(42.4)	580.0	(44.7)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	60.5	(3.2)	57.3	(3.1)	3.2	(.1)

Total equity securities	60.5	(3.2)	57.3	(3.1)	3.2	(.1)

Total portfolio	$2,684.6	$(90.3)	$2,101.4	$(45.5)	$583.2	$(44.8)

OTHER-THAN-TEMPORARY IMPAIRMENT (OTTI)

The following tables provide a rollforward of the amounts related to credit losses recognized in earnings for which a portion of the OTTI loss was recognized in accumulated other comprehensive income at the time the credit impairment was determined and recognized:

	Three Months Ended September 30, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at July 1, 2011	$36.2	$.9	$6.5	$43.6
Credit losses for which an OTTI was previously recognized	0	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1,2]	(1.6)	.4	0	(1.2)
Reductions for previously recognized credit impairments written-down to fair value[3]	0	0	0	0

Ending balance at September 30, 2011	$34.6	$1.3	$6.5	$42.4

	Nine Months Ended September 30, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2011	$32.3	$1.0	$6.5	$39.8
Credit losses for which an OTTI was previously recognized	1.0	0	0	1.0
Credit losses for which an OTTI was not previously recognized	1.1	.4	0	1.5
Change in recoveries of future cash flows expected to be collected[1,2]	1.3	.3	0	1.6
Reductions for previously recognized credit impairments written-down to fair value[3]	(1.1)	(.4)	0	(1.5)

Ending balance at September 30, 2011	$34.6	$1.3	$6.5	$42.4

	Three Months Ended September 30, 2010
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at July 1, 2010	$44.2	$1.5	$6.5	$52.2
Credit losses for which an OTTI was previously recognized	0	.2	0	.2
Credit losses for which an OTTI was not previously recognized	0	.2	0	.2
Change in recoveries of future cash flows expected to be collected[1]	(.6)	0	0	(.6)
Reductions for previously recognized credit impairments written-down to fair value[3]	(7.7)	(.6)	0	(8.3)

Ending balance at September 30, 2010	$35.9	$1.3	$6.5	$43.7

	Nine Months Ended September 30, 2010
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2010	$41.1	$.9	$6.5	$48.5
Credit losses for which an OTTI was previously recognized	3.0	.3	0	3.3
Credit losses for which an OTTI was not previously recognized	2.4	.9	0	3.3
Change in recoveries of future cash flows expected to be collected[1]	(1.7)	0	0	(1.7)
Reductions for previously recognized credit impairments written-down to fair value[3]	(8.9)	(.8)	0	(9.7)

Ending balance at September 30, 2010	$35.9	$1.3	$6.5	$43.7

[1]

Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security, net of any current quarter (increases) decreases in expected cash flows on previously recorded reductions.

[2]	Includes $1.9 million received on a residential mortgage-backed security in excess of the cash flows expected at the time of the write-down.
[3]	Reflects reductions of prior credit impairments where the current credit impairment requires writing securities down to fair value (i.e., no remaining non-credit loss).

Since we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), in order to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our asset-backed portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Trading Securities At September 30, 2011, September 30, 2010, and December 31, 2010, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2011 and 2010.

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

The following table shows the status of our derivative instruments at September 30, 2011, September 30, 2010, and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010; amounts are on a pretax basis:

(millions)					Balance Sheet				Income Statement
	Notional Value[1]					Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	Sept. 30,		Dec. 31,			Sept. 30,		Dec. 31,	Three months ended Sept. 30,		Nine months ended Sept. 30,
Derivatives designated as:	2011	2010	2010	Purpose	Classification	2011	2010	2010	2011	2010	2011	2010
Hedging instruments
Closed:
Effective cash flow hedge	$500	$0	$0	Forecasted transaction	Accumulated other comprehensive income	$(5.1)	$0	$0	$0	$0	$0	$0
Ineffective cash flow hedge	13	223	223	Manage interest rate risk	NA	0	0	0	.3	5.8	.3	5.8
Non-hedging instruments
Assets:
Corporate credit default swaps	25	35	35	Manage credit risk	Investments - fixed maturities	.8	.4	1.3	.5	.6	(.1)	1.7
Liabilities:
Interest rate swaps	1,513	713	713	Manage portfolio duration	Other liabilities	(110.0)	(84.1)	(41.7)	(72.4)	(34.3)	(93.8)	(102.7)
Closed:
Interest rate swaps	100	0	0	Manage portfolio duration	NA	0	0	0	0	0	.5	0
Corporate credit default swaps	10	25	25	Manage credit risk	NA	0	0	0	.1	(.2)	.5	(.2)

Total	NA	NA	NA			$(114.3)	$(83.7)	$(40.4)	$(71.5)	$(28.1)	$(92.6)	$(95.4)

NA= Not Applicable

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the quarter for closed positions.

CASH FLOW HEDGES

During the third quarter 2011, we issued $500 million of 3.75% Senior Notes due 2021 and entered into a forecasted debt issuance hedge (cash flow hedge) against a possible rise in interest rates (see Note 4 – Debt for further discussion). Upon issuance of the 3.75% Senior Notes, the hedge was closed and we recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $5.1 million.

During the third quarter 2011, we repurchased $12.7 million of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 at or near par in the open market (see Note 4 – Debt for further discussion). We reclassified $0.3 million (pretax) from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to these debt extinguishments.

During the third quarter 2010, we finalized the Tender Offer for, and purchased $222.9 million of, the 6.70% Debentures discussed above (see Note 4 – Debt for further discussion). We reclassified $5.8 million (pretax) from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the 6.70% Debentures that were extinguished pursuant to the Tender Offer.

INTEREST RATE SWAPS

At September 30, 2011, September 30, 2010, and December 31, 2010, we held interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the fourth quarter 2009, we entered into a 9-year interest rate swap position pursuant to which we are paying a fixed rate and receiving a variable rate. We closed a portion of this position during the first quarter 2011. During the second and third quarters of 2011, we entered into 5-year interest rate swap positions with notional values of $400 million and $500 million, respectively, pursuant to which we are paying a fixed rate and receiving a variable rate. The combined open positions have generated an aggregate realized loss through September 30, 2011, as interest rates have fallen since the inception of these positions. As of September 30, 2011, September 30, 2010, and December 31, 2010, we delivered $117.8 million, $94.2 million, and $52.2 million, respectively, in cash collateral to the counterparties on our then open interest rate swap positions.

CORPORATE CREDIT DEFAULT SWAPS

At September 30, 2011, September 30, 2010, and December 31, 2010, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce our exposure to additional valuation declines on a preferred stock position of the same issuer. As of September 30, 2011, September 30, 2010, and December 31, 2010, we received $0.8 million, $0.4 million, and $0.5 million, respectively, in cash collateral from the counterparty on this position.

During the third quarter 2011, we closed the position where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector with a 5-year time horizon; the position was opened during the second quarter 2010. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of September 30, 2010 and December 31, 2010, we received $0.1 million and $1.1 million, respectively, in cash collateral from the counterparty.

As of September 30, 2010, we closed two positions on one corporate issuer within the industrial sector for which we bought credit default protection in the form of credit default swaps for 2-year and 4-year time horizons; both positions were opened during the second quarter 2010. We paid $0.2 million in upfront cash when we entered the 4-year exposure position, which was offset against our then open exposure. We held this protection to reduce our exposure to additional valuation declines on a corporate position of the same issuer due to potential future credit impairment.

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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2011
Fixed maturities:
U.S. government obligations	$3,050.7	$0	$0	$3,050.7	$2,921.7
State and local government obligations	0	1,985.9	0	1,985.9	1,930.6
Corporate debt securities	0	2,731.8	29.6	2,761.4	2,680.2

Subtotal	3,050.7	4,717.7	29.6	7,798.0	7,532.5

Asset-backed securities:
Residential mortgage-backed	0	377.1	67.1	444.2	471.3
Commercial mortgage-backed	0	1,837.9	21.8	1,859.7	1,826.2
Other asset-backed	0	1,276.1	3.6	1,279.7	1,265.5

Subtotal asset-backed securities	0	3,491.1	92.5	3,583.6	3,563.0

Redeemable preferred stocks:
Financials	24.1	118.0	0	142.1	136.7
Utilities	0	68.6	0	68.6	70.8
Industrials	0	223.3	0	223.3	228.9

Subtotal redeemable preferred stocks	24.1	409.9	0	434.0	436.4

Total fixed maturities	3,074.8	8,618.7	122.1	11,815.6	11,531.9

Equity securities:
Nonredeemable preferred stocks:
Financials	332.3	487.6	0	819.9	453.6
Utilities	0	53.1	0	53.1	40.0
Industrials	0	0	0	0	0

Subtotal nonredeemable preferred stocks	332.3	540.7	0	873.0	493.6

Common equities:
Common stocks[1]	1,587.7	0	0	1,587.7	1,387.4
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,587.7	0	11.8	1,599.5	1,391.5

Total fixed maturities and equity securities	$4,994.8	$9,159.4	$133.9	14,288.1	13,417.0

Short-term investments:
Other short-term investments[2]				1,699.7	1,699.7

Total portfolio				$15,987.8	$15,116.7

Debt[3]				$2,605.8	$2,443.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2010
Fixed maturities:
U.S. government obligations	$3,521.7	$0	$0	$3,521.7	$3,411.7
State and local government obligations	0	1,932.3	0	1,932.3	1,865.1
Corporate debt securities	0	2,476.2	29.6	2,505.8	2,392.6

Subtotal	3,521.7	4,408.5	29.6	7,959.8	7,669.4

Asset-backed securities:
Residential mortgage-backed	0	462.1	104.6	566.7	576.8
Commercial mortgage-backed	0	1,842.2	25.4	1,867.6	1,801.0
Other asset-backed	0	1,086.2	5.6	1,091.8	1,077.2

Subtotal asset-backed securities	0	3,390.5	135.6	3,526.1	3,455.0

Redeemable preferred stocks:
Financials	23.5	231.6	0	255.1	247.6
Utilities	0	69.9	0	69.9	69.9
Industrials	0	274.9	0	274.9	285.4

Subtotal redeemable preferred stocks	23.5	576.4	0	599.9	602.9

Total fixed maturities	3,545.2	8,375.4	165.2	12,085.8	11,727.3

Equity securities:
Nonredeemable preferred stocks:
Financials	608.9	478.2	0	1,087.1	523.6
Utilities	0	67.0	0	67.0	50.8
Industrials	0	35.3	0	35.3	36.2

Subtotal nonredeemable preferred stocks	608.9	580.5	0	1,189.4	610.6

Common equities:
Common stocks[1]	1,272.8	0	0	1,272.8	1,010.0
Other equity-like investments	0	0	12.5	12.5	4.7

Subtotal common equities	1,272.8	0	12.5	1,285.3	1,014.7

Total fixed maturities and equity securities	$5,426.9	$8,955.9	$177.7	14,560.5	13,352.6

Short-term investments:
Other short-term investments[2]				1,815.5	1,815.5

Total portfolio				$16,376.0	$15,168.1

Debt[3]				$2,091.2	$1,957.8

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2010
Fixed maturities:
U.S. government obligations	$3,242.6	$0	$0	$3,242.6	$3,203.2
State and local government obligations	0	1,989.1	0	1,989.1	1,955.5
Corporate debt securities	0	2,616.6	29.5	2,646.1	2,579.0

Subtotal	3,242.6	4,605.7	29.5	7,877.8	7,737.7

Asset-backed securities:
Residential mortgage-backed	0	466.9	96.7	563.6	567.1
Commercial mortgage-backed	0	1,804.6	27.5	1,832.1	1,772.1
Other asset-backed	0	1,069.0	5.0	1,074.0	1,063.9

Subtotal asset-backed securities	0	3,340.5	129.2	3,469.7	3,403.1

Redeemable preferred stocks:
Financials	23.4	172.4	0	195.8	183.8
Utilities	0	71.4	0	71.4	70.2
Industrials	0	235.3	0	235.3	236.0

Subtotal redeemable preferred stocks	23.4	479.1	0	502.5	490.0

Total fixed maturities	3,266.0	8,425.3	158.7	11,850.0	11,630.8

Equity securities:
Nonredeemable preferred stocks:
Financials	490.2	565.1	0	1,055.3	514.3
Utilities	0	67.9	0	67.9	50.8
Industrials	0	34.4	0	34.4	36.2

Subtotal nonredeemable preferred stocks	490.2	667.4	0	1,157.6	601.3

Common equities:
Common stocks[1]	1,413.2	0	0	1,413.2	1,017.6
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,413.2	0	11.8	1,425.0	1,021.7

Total fixed maturities and equity securities	$5,169.4	$9,092.7	$170.5	14,432.6	13,253.8

Short-term investments:
Other short-term investments[2]				1,090.8	1,090.8

Total portfolio				$15,523.4	$14,344.6

Debt[3]				$2,105.7	$1,958.2

[1]	Common stocks are managed externally to track the Russell 1000 Index. Therefore, a break-out by major sector type is not provided.

[2]	Due to the underlying nature of these securities, cost approximates fair value.

[3]	Debt is not subject to measurement at fair value in the Consolidated Balance Sheets. Therefore, it is not broken out by hierarchy level; fair values are obtained from external sources.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the third quarter 2011. During the first quarter, we had two nonredeemable preferred securities with a value of $71.2 million that were transferred from Level 2 into Level 1 due to the availability of exchange pricing. In the second quarter, the securities (then valued at $74.9 million) were transferred back into Level 2 due to the lack of a consistent daily exchange-quoted price. The securities will remain in Level 2 permanently until a daily exchange price is evident. We did not have any transfers between Level 1 and Level 2 for the three and nine months ended September 30, 2010 and December 31, 2010.

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

At September 30, 2011, vendor-quoted prices represented 61% of our Level 1 classifications, compared to 65% at September 30, 2010 and 63% at December 31, 2010. The securities quoted by vendors in Level 1 represent holdings in our U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-quoted prices. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange.

At September 30, 2011, vendor-quoted prices comprised 94% of our Level 2 classifications, compared to 91% at September 30, 2010 and 94% at December 31, 2010. We reviewed independent documentation detailing the pricing techniques, models, and methodologies used by these pricing vendors and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. We continue to monitor any changes or modifications to the processes employed by the pricing vendors. We reviewed each sector of the fixed-income portfolio for transaction volumes and determined that sufficient activity and liquidity existed to provide a credible source for market level valuations, despite being below historical averages, for all periods presented.

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

To the extent the inputs used by external pricing sources are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2011 and 2010, and December 31, 2010, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At September 30, 2011 and 2010, as well as December 31, 2010, one private common equity security with an aggregate value of $10.2 million was priced internally. Additionally, at September 30, 2011 and 2010, as well as December 31, 2010, we had two fixed-maturity securities with an aggregate value of $0.5 million that were priced internally.

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results for all levels of financial instruments with those generated based on quotes we received externally and research material valuation differences.

Based on the criteria described above, we believe that the current level classifications are appropriate based on the valuation techniques used and that our fair values accurately reflect current market assumptions in the aggregate.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2011 and 2010:

	Level 3 Fair Value Three months ended September 30, 2011
	Fair Value	Calls/			Net		Net	Fair value
	at June 30,	Maturities/			Realized	Change in	Transfers	at Sept. 30,
(millions)	2011	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$71.5	$(4.9)	$0	$0	$0	$.5	$0	$67.1
Commercial mortgage-backed	26.5	(.1)	0	0	0	(4.6)	0	21.8
Other asset-backed	4.5	(.8)	0	0	0	(.1)	0	3.6

Total asset-backed securities	102.5	(5.8)	0	0	0	(4.2)	0	92.5
Corporate debt securities	29.8	0	0	0	0	(.2)	0	29.6
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	132.3	(5.8)	0	0	0	(4.4)	0	122.1

Equity securities:
Common equities:
Other equity-like investments	11.9	0	0	0	0	(.1)	0	11.8

Total Level 3 securities	$144.2	$(5.8)	$0	$0	$0	$(4.5)	$0	$133.9

	Level 3 Fair Value
	Nine months ended September 30, 2011
	Fair Value	Calls/			Net		Net	Fair value
	at Dec. 31,	Maturities/			Realized	Change in	Transfers	at Sept. 30,
(millions)	2010	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)[1]	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$96.7	$(14.7)	$0	$0	$0	$.5	$(15.4)	$67.1
Commercial mortgage-backed	27.5	(.2)	0	0	0	(5.5)	0	21.8
Other asset-backed	5.0	(1.7)	0	0	0	.3	0	3.6

Total asset-backed securities	129.2	(16.6)	0	0	0	(4.7)	(15.4)	92.5
Corporate debt securities	29.5	0	0	0	0	.1	0	29.6
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	158.7	(16.6)	0	0	0	(4.6)	(15.4)	122.1

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	0	0	11.8

Total Level 3 securities	$170.5	$(16.6)	$0	$0	$0	$(4.6)	$(15.4)	$133.9

[1]	The $(15.4) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a residential mortgage-backed security.

	Level 3 Fair Value
	Three months ended September 30, 2010
	Fair Value	Calls/			Net		Net	Fair value
	at June 30,	Maturities/			Realized	Change in	Transfers	at Sept. 30,
(millions)	2010	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)[1]	2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$88.5	$(5.5)	$21.3	$0	$0	$.3	$0	$104.6
Commercial mortgage-backed	22.6	0	0	0	0	2.5	.3	25.4
Other asset-backed	6.4	(.8)	0	0	0	0	0	5.6

Total asset-backed securities	117.5	(6.3)	21.3	0	0	2.8	.3	135.6
Corporate debt securities	29.0	0	0	0	0	.6	0	29.6
Other debt obligations	0	0	0	0	0	0	0	0
Redeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0

Total fixed maturities	146.5	(6.3)	21.3	0	0	3.4	.3	165.2

Equity securities:
Common equities:
Other equity-like investments	12.7	0	0	(.3)	.3	(.2)	0	12.5

Total Level 3 securities	$159.2	$(6.3)	$21.3	$(.3)	$.3	$3.2	$.3	$177.7

[1]	The $0.3 million was transferred from Level 2 into Level 3 due to a lack of trade volume and liquidity.

	Level 3 Fair Value
	Nine months ended September 30, 2010
	Fair Value	Calls/			Net		Net	Fair value
	at Dec. 31,	Maturities/			Realized	Change in	Transfers	at Sept. 30,
(millions)	2009	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)[1]	2010
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$46.1	$(13.0)	$55.6	$0	$0	$3.8	12.1	$104.6
Commercial mortgage-backed	21.6	0	0	0	0	3.5	.3	25.4
Other asset-backed	7.8	(2.0)	0	0	0	(.2)	0	5.6

Total asset-backed securities	75.5	(15.0)	55.6	0	0	7.1	12.4	135.6
Corporate debt securities	28.2	0	0	0	0	1.4	0	29.6
Other debt obligations	1.1	0	0	0	0	(1.1)	0	0
Redeemable preferred stocks:
Industrials	53.1	0	0	0	0	0	(53.1)	0

Total fixed maturities	157.9	(15.0)	55.6	0	0	7.4	(40.7)	165.2

Equity securities:
Common equities:
Other equity-like investments	12.9	(.6)	0	(.3)	.3	.2	0	12.5

Total Level 3 securities	$170.8	$(15.6)	$55.6	$(.3)	$.3	$7.6	$(40.7)	$177.7

[1]

The $12.1 million was transferred from Level 2 into Level 3 due to a lack of trade volume and the $(53.1) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a redeemable preferred stock.

Note 4 Debt — Debt consisted of:

	September 30, 2011		September 30, 2010		December 31, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
6.375% Senior Notes due 2012	$349.9	$354.4	$349.5	$376.3	$349.6	$369.3
7% Notes due 2013	149.7	164.2	149.5	167.1	149.6	165.0
3.75% Senior Notes due 2021	497.0	511.8	0	0	0	0
6 5/8% Senior Notes due 2029	294.9	354.1	294.8	342.5	294.8	329.9
6.25% Senior Notes due 2032	394.3	462.6	394.2	443.7	394.2	433.3
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	758.1	758.7	769.8	761.6	770.0	808.2

Total	$2,443.9	$2,605.8	$1,957.8	$2,091.2	$1,958.2	$2,105.7

On December 31, 2010, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement (“Credit Facility Agreement”) with PNC Bank, National Association (PNC), which extended the expiration date of our outstanding credit facility agreement until December 31, 2011, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets or related facilities that affect our ability to transfer or receive funds. Under this credit facility, we may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us) plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2010 or through the first nine months of 2011.

On August 22, 2011, we issued $500 million of 3.75% Senior Notes due 2021 (the “3.75% Senior Notes”). We received proceeds of $497 million, after deducting underwriter’s discounts and commissions, and we incurred an additional $1.0 million of expenses related to the issuance. In addition, upon issuance of the 3.75% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $5.1 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an adjustment to interest expense and amortized over the life of the 3.75% Senior Notes.

During the third quarter 2011, we repurchased $12.7 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), resulting in a net loss on these extinguishments of $0.1 million. In addition, we reclassified $0.3 million, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the portion of the debt extinguished during the quarter.

In September 2011, we entered into an agreement with The Bank of New York Mellon Trust Company, N.A., as trustee, modifying the terms of our 6.70% Debentures. Pursuant to that agreement, among other changes, we surrendered our right to temporarily defer the payment of interest on the 6.70% Debentures and terminated a related obligation to reserve up to 250 million of our unissued common shares as a source of potential funding to pay any such deferred interest. The changes were effective immediately upon execution of the agreement.

In June 2010, we commenced an offer to purchase for cash (the “Tender Offer”) up to $350 million in aggregate principal amount of our 6.70% Debentures. The Tender Offer expired on July 8, 2010. We received valid tenders from holders of the 6.70% Debentures in the aggregate principal amount of $222.9 million. All of the tendering holders validly tendered by the early tender date of June 23, 2010 and received consideration of $950 per $1,000 principal amount of the 6.70% Debentures accepted for purchase, which included an early tender payment of $50 per $1,000 principal amount of 6.70% Debentures accepted. We recognized a net gain on the debt extinguishment of $6.4 million, after deducting expenses and fees associated with the Tender Offer and related Consent Solicitation discussed below.

As a condition of the Tender Offer, we solicited consents (the “Consent Solicitation”) from the holders of our 6.25% Senior Notes due 2032 (the “6.25% Senior Notes”) to terminate the Replacement Capital Covenant (the “RCC”) relating to the 6.25% Senior Notes. The RCC was originally entered into by Progressive in June 2007 for the benefit of the holders of the 6.25% Senior Notes in connection with the issuance of the 6.70% Debentures. Under the RCC, we agreed that we would not repay, redeem, defease, or purchase all or any part of the 6.70% Debentures before June 15, 2047, unless Progressive was to obtain a specified portion of the funds used in the transaction through the sale of its common shares or certain other equity or equity-like securities. The RCC was terminated on June

23, 2010, the expiration date of the Consent Solicitation, at which time we had received the consent of holders of a majority of the outstanding aggregate principal amount of the 6.25% Senior Notes. Those holders who validly delivered their consent by the expiration date received a consent fee of $5.00 for each $1,000 principal amount of their 6.25% Senior Notes.

Note 5 Income Taxes — At September 30, 2011 and 2010 and December 31, 2010, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the nine months ended September 30, 2011, there have been no material changes in our uncertain tax positions.

The effective tax rate for the three months ended September 30, 2011 was 28%, compared with 32% for the same period last year, reflecting $6.3 million of elective tax credits, primarily related to the 2007-2009 tax years, recognized during the third quarter 2011.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective time periods:

	Nine Months Ended September 30,
(millions)	2011	2010
Income taxes, net of refunds	$348.0	$ 299.0
Interest	86.1	94.6

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses in the business auto and truck markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance program for community banks, which was sold in 2010. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners insurance through our programs with three unaffiliated homeowner insurance companies. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,910.7	$112.8	$1,859.6	$127.6	$5,704.4	$442.3	$5,550.4	$462.6
Direct	1,458.8	52.0	1,367.3	72.0	4,329.8	248.4	4,019.0	226.2

Total Personal Lines[1]	3,369.5	164.8	3,226.9	199.6	10,034.2	690.7	9,569.4	688.8
Commercial Auto	370.5	18.4	369.9	55.9	1,087.8	93.6	1,110.4	138.9
Other indemnity	.7	(2.5)	3.1	(.5)	3.9	(3.1)	11.4	7.4

Total underwriting operations	3,740.7	180.7	3,599.9	255.0	11,125.9	781.2	10,691.2	835.1
Service businesses	5.6	.5	4.8	(.4)	16.8	2.9	14.0	(1.9)
Investments[2]	64.8	60.8	158.4	158.1	434.6	424.0	410.1	401.6
Net gain (loss) on extinguishment of debt	(.1)	(.1)	6.4	6.4	(.1)	(.1)	6.4	6.4
Interest expense	NA	(33.4)	NA	(31.9)	NA	(96.4)	NA	(102.2)

Consolidated total	$3,811.0	$208.5	$3,769.5	$387.2	$11,577.2	$1,111.6	$11,121.7	$1,139.0

1	Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in the both the third quarter 2011 and 2010 and the first nine months of 2011, compared to 90% for the first nine months last year; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2	Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Under-		Under-		Under-		Under-
	writing	Combined	writing	Combined	writing	Combined	writing	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	5.9%	94.1	6.9%	93.1	7.8%	92.2	8.3%	91.7
Direct	3.6	96.4	5.3	94.7	5.7	94.3	5.6	94.4
Total Personal Lines	4.9	95.1	6.2	93.8	6.9	93.1	7.2	92.8
Commercial Auto	5.0	95.0	15.1	84.9	8.6	91.4	12.5	87.5
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	4.8	95.2	7.1	92.9	7.0	93.0	7.8	92.2

[1]	Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Comprehensive Income (Loss) — Total comprehensive income (loss) was:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2011	2010	2011	2010
Net income	$150.7	$261.6	$758.8	$769.1
After-tax changes in:
Non-credit related OTTI losses[1]	0	0	(1.7)	(6.2)
Additional credit-related OTTI losses recognized on previously recorded non-credit losses	0	.1	1.1	2.7

Net non-credit related OTTI losses[2]	0	.1	(.6)	(3.5)
Sales/valuation changes on previously recorded non-credit related losses	(1.4)	2.8	(3.9)	16.1

Net non-credit related OTTI losses, adjusted for valuation changes	(1.4)	2.9	(4.5)	12.6
Other net unrealized gains (losses) on securities	(280.9)	225.8	(196.9)	339.9

Total net unrealized gains (losses) on securities	(282.3)	228.7	(201.4)	352.5
Net unrealized gains on forecasted transactions	(4.4)	(4.6)	(6.0)	(6.2)
Foreign currency translation adjustment	(.2)	.5	.3	(.3)

Comprehensive income (loss)	$(136.2)	$486.2	$551.7	$1,115.1

[1]	Amounts represent the portion of OTTI losses recognized in other comprehensive income (loss) during the period.

[2]

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved in advance by the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2011, the Gainshare factor was 1.07. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (see Note 8 — Comprehensive Income) is less than after-tax underwriting income, no dividend will be paid. Nevertheless, the declaration of the dividend remains within the Board’s discretion and is subject to the above limitations. If a dividend for 2011 will be paid, the Board would likely declare the 2011 annual dividend in December 2011, with a record date in January 2012 and payment shortly thereafter. For the nine months ended September 30, 2011, our after-tax comprehensive income was $551.7 million, which is higher than the $507.8 million of after-tax underwriting income for the same period.

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

For a further discussion on our pending litigation, see Note 12 — Litigation in our Annual Report to Shareholders for the year ended December 31, 2010.

Note 11 New Accounting Standard — During 2010, the Financial Accounting Standards Board issued an accounting standard update related to the accounting for the deferral of costs associated with the successful acquisition or renewal of insurance contracts. This standard is intended to help reduce diversity in practice and is effective for fiscal years beginning after December 15, 2011 (January 2012 for calendar-year companies). Upon adoption, we anticipate that we will defer less acquisition costs under this new standard. We currently estimate that we will have about $20-$25 million of deferred acquisition costs that will no longer meet the criteria for deferral as of January 1, 2012. Pursuant to the guidance, we will elect to adopt this standard on a prospective basis and, therefore, will recognize the effect of this accounting change into income primarily over the first six months of 2012, consistent with our insurance policy terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

In the third quarter 2011, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 4% and 5%, respectively. Underwriting profitability for the quarter was 4.8%, or $180.7 million, and our investment operations produced investment income of $117.4 million. We also recognized $52.6 million of net realized losses on securities during the quarter. Overall, we reported net income of $150.7 million, or $.24 per share, for the third quarter 2011. Our total capital position (debt plus equity) decreased $48.4 million during the quarter, to $8.3 billion at September 30, 2011.

A. Operations

During the third quarter 2011, we realized a year-over-year increase in net premiums written of 4% on a companywide basis. Our Agency and Direct Personal Lines businesses grew 2% and 5%, respectively, and our Commercial Auto business grew 10%. Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention.

On a quarter-over-prior-year quarter basis, Personal Lines new applications decreased 1%; our Commercial Auto new applications increased 2%, led by an increase in our for-hire transportation business market tier. Our advertising and media placement remain a critical component of our new customer generation and we will continue to take advantage of the brand assets we have developed in both “Flo” and the “Messenger” campaigns.

Both our Agency and Direct businesses contributed to the 6% increase in our Personal Lines renewal applications. Our Commercial Auto business experienced a decline of 1% in renewal applications, reflecting the prior year reduction in new business. The Personal Lines increase in part reflects our retention efforts (e.g., rate stability and loyalty programs). In addition, we are working to expand our penetration of multi-product households, which we believe will strengthen policyholder retention in certain tiers. The multi-product quoting application that we introduced in the first quarter 2011 is available countrywide, helping to improve the efficiency of quoting and buying a combination of Personal Lines products.

Our efforts remain focused on several initiatives we have put in place that are designed to help stimulate growth and provide consumers with distinctive new insurance options. These initiatives include:

•	the national advertising and continued expansion of Snapshot®, our usage-based insurance product,

•	new product models in both our Personal Lines and Commercial Auto businesses, which are designed to help improve competitiveness with advanced segmentation and product features, and

•

additional functionality in the mobile device space, including the third quarter 2011 launch of a feature that enables customers in certain states to purchase insurance directly from their mobile device after receiving a quote and the nationwide rollout of a mobile quoting application for our Commercial Auto business.

In addition, Name Your Price® remains a key initiative. This program provides our Direct auto customers a tool that allows them to name or select the price they would like to pay for auto insurance and match it to a range of coverage combinations. We completed the countrywide rollout of this program in 2010.

On a year-over-year basis, for the third quarter 2011, written premium per policy remained relatively flat in our Agency auto business, but decreased about 1% in Direct auto. Commercial Auto saw premiums per policy increase about 7% for the third quarter 2011, compared to decreases throughout 2010, primarily reflecting rate increases taken earlier in 2011 and shifts in our mix of business. Average written premium for our special lines products was down 4%, driven largely by older average model years of motorcycles insured. Adjusting rates is an ongoing process, and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

On a companywide basis, year-over-year, we grew policies in force 5%, with Personal Lines growing 5% and Commercial Auto decreasing 1%. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 7%, or 235,700 additional policies. In our Agency auto business, policies in force grew 3%, or 145,200 policies, over last September. With a 5% increase in our special lines policies over last year, we ended the third quarter with nearly 12.3 million Personal Lines policyholders.

To continue to grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention remains one of our most important priorities and why we have stepped up our efforts to increase the number of multi-product households. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy for our Agency auto business increased about 6% over the same time last year and in our Direct auto business decreased about 3%. Our policy life expectancy in our Commercial Auto business remained relatively flat and in our special lines products was down about 2%.

Our 4.8% companywide underwriting profit margin for the third quarter 2011 exceeded our target of 4%. On a year-over-year basis, our margin decreased 2.3 percentage points for the third quarter. We incurred catastrophe losses of about $63 million during the quarter, or 1.7 loss ratio points, including about $20 million related to Hurricane Irene. In the third quarter 2010, we had $23 million, or 0.6 points, from catastrophe losses. In addition, during the third quarter 2011, we experienced $72.5 million, or 1.9 points, of favorable prior accident year reserve development, compared to 3.0 points of favorable reserve development in the third quarter last year. About 74% of the development reflected in our 2011 results was in our Personal Lines business, with the balance primarily in Commercial Auto. On a year-over-year basis, for the third quarter 2011, our personal auto business, excluding comprehensive coverage, experienced an aggregate increase in incurred severity of about 3%, while frequency declined about 3%, which is the approximate result across each of the five coverages.

B. Investments and Capital Management

The fair value of our investment portfolio was $16.0 billion at September 30, 2011. Our portfolio was allocated 20% to Group I securities and 80% to Group II at September 30, 2011, which is within our asset allocation strategy to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include: common equities; nonredeemable preferred stocks; redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends; and all other non-investment-grade fixed-maturity securities. Group II securities include short-term securities and all other fixed-maturity securities. In determining the allocation between Group I and II, residential and commercial mortgage-backed securities derive their credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), while all other debt securities derive their credit ratings from external vendors.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of (2.2)% for the third quarter 2011. We experienced losses in both our fixed-income and common stock portfolios, with FTE total returns of (0.6)% and (14.4)%, respectively. At September 30, 2011, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. At September 30, 2011, our duration was 1.7 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At September 30, 2011, our total capital (debt plus equity) was $8.3 billion, compared to $8.0 billion at December 31, 2010, and our debt-to-total capital ratio was 29.6%. During the quarter, we issued $500 million of 3.75% Senior Notes due 2021; see Note 4 – Debt and the Financial Condition section below for further discussion. In addition, we repurchased $411.2 million of our common stock and $12.7 million of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”).

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2011 and 2010, operations generated positive cash flows of $1.5 billion and $1.7 billion, respectively. The year-over-year decrease primarily reflects larger tax payments, greater advertising expenditures, and higher employee-related costs in 2011.

In August 2011, we issued $500 million of 3.75% Senior Notes due 2021 (the “3.75% Senior Notes”). We received proceeds of $497 million, after deducting underwriter’s discounts and commissions, and incurred an additional $1.0 million of expenses related to the issuance. In addition, upon issuance of the 3.75% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $5.1 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an adjustment to interest expense and amortized over the life of the 3.75% Senior Notes.

During the third quarter 2011, we repurchased 22.2 million of our common shares at a total cost of $411.2 million (average cost of $18.53 per share). Year-to-date, we have repurchased 42.3 million common shares at a total cost of $832.1 million (average cost of $19.67 per share).

In September 2011, we entered into an agreement with The Bank of New York Mellon Trust Company, N.A., as trustee, modifying the terms of our 6.70% Debentures. Pursuant to that agreement, we surrendered our right to temporarily defer the payment of interest on the 6.70% Debentures, which had been an unexercised feature of the 6.70% Debentures since they were issued in 2007. By surrendering that right, we were able to terminate the related obligation to set aside up to 250 million of our unissued common shares by June 2012; we were required to reserve these shares as a source of potential funding to pay deferred interest in the event we were ever to exercise our right to temporarily defer the payment of interest under the 6.70% Debentures. As a result of this agreement, we surrendered a right that we had no intention to use and preserved flexibility over a significant amount of our unissued shares, which we determined to be in the best interests of the company and its shareholders. These changes were effective immediately upon execution of the agreement.

In June 2011, the Board of Directors approved a new authorization to repurchase up to 75 million common shares, to be used in addition to, and after completion of, the remaining repurchases available under the June 2009 authorization; repurchases of the remaining shares under the 2009 authorization were completed during the third quarter 2011. We have 59.7 million shares remaining under our 2011 authorization.

From time to time, we also may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. During the third quarter 2011, we repurchased $12.7 million in aggregate principal amount of our 6.70% Debentures at or near par in the open market, resulting in a net loss on these debt extinguishments of $0.1 million. In addition, we reclassified $0.3 million, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to these debt extinguishments. In July 2010, we repurchased $222.9 million in the aggregate principal amount of our 6.70% Debentures pursuant to a tender offer (See Note 4 — Debt for additional information).

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business needs, scheduled principal and interest payments on our debt, and expected capital requirements. Our next scheduled debt maturity will be in January 2012 in the amount of $350 million, and we believe we have sufficient funds available to retire that indebtedness at maturity. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rates or an acceleration of principal payments in the event our securities are downgraded by a rating agency.

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

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either in a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8 — Statutory Financial Information in our Annual Report to Shareholders for the year ended December 31, 2010.

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

At all times during 2010 and the first nine months of 2011, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load. At September 30, 2011, we held total capital (debt plus equity) of $8.3 billion at book value, compared to $8.0 billion at December 31, 2010 and $8.7 billion at September 30, 2010.

Short-Term Borrowings

During the nine months ended September 30, 2011 and 2010, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations — Underwriting, and details about our investment portfolio can be found below under Results of Operations — Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4 — Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

We did not engage in any repurchase agreements during the third quarter 2011 and had no open repurchase commitments at September 30, 2011.

B. Commitments and Contingencies

Contractual Obligations

During the first nine months of 2011, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 — Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2010. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2010.

III. RESULTS OF OPERATIONS — UNDERWRITING

A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2011	2010	% Change	2011	2010	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$1,957.2	$1,914.1	2	$5,901.0	$5,791.6	2
Direct	1,531.7	1,454.1	5	4,537.0	4,272.6	6

Total Personal Lines	3,488.9	3,368.2	4	10,438.0	10,064.2	4
Commercial Auto	382.5	347.0	10	1,170.4	1,133.7	3
Other indemnity	.1	.2	(50)	.1	2.9	(97)

Total underwriting operations	$3,871.5	$3,715.4	4	$11,608.5	$11,200.8	4

NET PREMIUMS EARNED
Personal Lines
Agency	$1,910.7	$1,859.6	3	$5,704.4	$5,550.4	3
Direct	1,458.8	1,367.3	7	4,329.8	4,019.0	8

Total Personal Lines	3,369.5	3,226.9	4	10,034.2	9,569.4	5
Commercial Auto	370.5	369.9	0	1,087.8	1,110.4	(2)
Other indemnity	.7	3.1	(77)	3.9	11.4	(66)

Total underwriting operations	$3,740.7	$3,599.9	4	$11,125.9	$10,691.2	4

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2011	2010	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,612.2	4,467.0	3
Direct auto	3,801.1	3,565.4	7

Total auto	8,413.3	8,032.4	5
Special lines[1]	3,837.7	3,662.1	5

Total Personal Lines	12,251.0	11,694.5	5

Commercial Auto	513.8	518.4	(1)

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2011	2010	2011	2010
APPLICATIONS
Personal Lines:
New	(1)%	4%	(2)%	11%
Renewal	6%	7%	7%	8%
Commercial Auto:
New	2%	(1)%	(3)%	1%
Renewal	(1)%	(1)%	(1)%	(3)%

Our Personal Lines business had a decline in new applications for both the third quarter and first nine months of 2011, compared to the same periods last year, in both our Direct and Agency auto businesses. The decline in 2011 is due in large part to the growth in new applications we experienced in the first half of 2010, including the effect of mandatory insurance laws in Wisconsin on June 1, 2010, and an apparent decline in the level of consumers shopping for auto insurance this year. We remain committed to our advertising campaigns, product enhancements, and brand-building efforts in order to stimulate new business. Our Commercial Auto business experienced an increase in new applications for the third quarter 2011, driven by an increase in new applications in our for-hire transportation business market tier, compared to the same period last year. Our total Commercial Auto new applications are down year-to-date as this business continues to be affected by the economic downturn, particularly in the housing and construction sectors.

We continue to pursue initiatives aimed at providing consumers with distinctive new auto insurance options. During the third quarter 2011, we continued the rollout of new personal auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. As of September 30, 2011, this product has been rolled out to 39 jurisdictions. We plan to continue the rollout to about five additional states during the remainder of 2011 and throughout 2012.

In the first quarter 2011, we launched the national advertising of Snapshot®, our usage-based insurance product. During the third quarter 2011, Snapshot was made available in two more states, bringing the total number of markets to 40; Agency auto customers have access to Snapshot in 31 of those 40 jurisdictions. We plan to continue expansion of Snapshot into about three additional states, depending on regulatory approval and business results, over the remainder of 2011 and into early 2012.

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

We continue to work on improving our presence in the mobile space. As of September 30, 2011, customers have the ability to obtain a quote for auto insurance on our mobile website in 41 states and the District of Columbia, including eight jurisdictions that were added during the third quarter 2011. In addition, policyholders are able to make payments and certain endorsements from their mobile device, as well as receive identification cards and severe weather text alerts. In early July, we further enhanced our mobile site by launching a feature that enables customers to purchase certain policies via their mobile devices; this feature is available to customers in 29 states. We plan to continue the expansion of the mobile buy capability into about 13 additional states over the remainder of the year. We will continue to add new functionality to our mobile site such as quoting for multi-vehicle households, additional endorsement capabilities, and agent-facing solutions, through the end of the year and continuing into 2012.

We also began the national rollout of a new product model in our Commercial Auto business during the third quarter 2011. This new model, which expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer, is currently available in nine states. We plan to have this product model in about five additional states by the end of 2011.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2011	2010	2011	2010
WRITTEN PREMIUM PER POLICY
Personal Lines — auto	0%	(1)%	(1)%	(2)%
Commercial Auto	7%	(6)%	4%	(7)%

During both the third quarter and first nine months of 2011, written premium per policy for our personal auto business remained relatively flat. For our Commercial Auto business, written premium per policy increased, primarily reflecting rate changes taken earlier in 2011 and shifts in our mix of business. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends. See below for additional discussion on written premium per policy for our Agency and Direct auto channels and our Commercial Auto business.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows year-over-year changes in policy life expectancy:

	Growth Over Prior Year
	2011	2010
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	2%	5%
Special lines	(2)%	(4)%
Commercial Auto	0%	0%

The lengthening policy life expectancies in our personal auto business in part reflects our efforts to stabilize rates at renewal, the greater penetration of the multi-product offerings, and improved loyalty programs. Our policy life expectancy for our Commercial Auto business remained flat and was down for our special lines products, compared to the end of the third quarter 2010. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our customers.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
($ in millions)	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
Personal Lines	$	Margin	$	Margin	$	Margin	$	Margin
Agency	$112.8	5.9%	$127.6	6.9%	$442.3	7.8%	$462.6	8.3%
Direct	52.0	3.6	72.0	5.3	248.4	5.7	226.2	5.6

Total Personal Lines	164.8	4.9	199.6	6.2	690.7	6.9	688.8	7.2
Commercial Auto	18.4	5.0	55.9	15.1	93.6	8.6	138.9	12.5
Other indemnity[1]	(2.5)	NM	(.5)	NM	(3.1)	NM	7.4	NM

Total underwriting operations	$180.7	4.8%	$255.0	7.1%	$781.2	7.0%	$835.1	7.8%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting profit margin continued to exceed our long-term profitability target of 4%. On a year-over-year basis, our margin decreased 2.3 percentage points for the third quarter 2011 and decreased 0.8 percentage points for the first nine months of 2011. Higher catastrophe losses and less favorable loss reserve development in both the third quarter and first nine months of 2011, compared to last year, contributed to the decrease in underwriting profitability in both periods.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Underwriting Performance[1]	2011	2010	Change		2011	2010	Change
Personal Lines — Agency
Loss & loss adjustment expense ratio	73.5	71.5	2.0	pts.	71.3	70.2	1.1	pts.
Underwriting expense ratio	20.6	21.6	(1.0	) pts.	20.9	21.5	(.6	) pts.

Combined ratio	94.1	93.1	1.0	pts.	92.2	91.7	.5	pts.

Personal Lines — Direct
Loss & loss adjustment expense ratio	73.3	71.6	1.7	pts.	71.4	71.7	(.3	) pts.
Underwriting expense ratio	23.1	23.1	0	pts.	22.9	22.7	.2	pts.

Combined ratio	96.4	94.7	1.7	pts.	94.3	94.4	(.1	) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	73.4	71.6	1.8	pts.	71.3	70.8	.5	pts.
Underwriting expense ratio	21.7	22.2	(.5	) pts.	21.8	22.0	(.2	) pts.

Combined ratio	95.1	93.8	1.3	pts.	93.1	92.8	.3	pts.

Commercial Auto
Loss & loss adjustment expense ratio	73.4	62.5	10.9	pts.	69.3	65.0	4.3	pts.
Underwriting expense ratio	21.6	22.4	(.8	) pts.	22.1	22.5	(.4	) pts.

Combined ratio	95.0	84.9	10.1	pts.	91.4	87.5	3.9	pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	73.5	70.6	2.9	pts.	71.2	70.3	.9	pts.
Underwriting expense ratio	21.7	22.3	(.6	) pts.	21.8	21.9	(.1	) pts.

Combined ratio	95.2	92.9	2.3	pts.	93.0	92.2	.8	pts.

Accident year loss & loss adjustment expense ratio[3]	75.4	73.6	1.8	pts.	73.2	72.8	.4	pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $(2.5) million and $(0.5) million for the three months ended September 30, 2011 and 2010, respectively, and $(3.1) million and $7.4 million for the nine months ended September 30, 2011 and 2010, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2011	2010	2011	2010
Change in net loss and LAE reserves	$94.0	$57.1	$128.3	$179.0
Paid losses and LAE	2,655.3	2,486.3	7,790.0	7,331.0

Total incurred losses and LAE	$2,749.3	$2,543.4	$7,918.3	$7,510.0

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

Our total loss and loss adjustment expense ratio increased 2.9 points for the third quarter and 0.9 points on a year-to-date basis, compared to the same periods last year. The increase in both the third quarter and year-to-date 2011 loss and loss adjustment expense ratio is due to higher catastrophe losses and less favorable loss reserve development in 2011, compared to the same periods in 2010. On an accident year basis, our companywide loss and loss adjustment expense ratio increased 1.8 points and 0.4 points for the third quarter and year-to-date 2011, respectively.

For our Commercial Auto business, the increase in the loss and LAE ratio reflects about 6 points of less favorable loss reserve development in the third quarter 2011, compared to the same period last year. In addition, we experienced an increase in both frequency and severity in our truck business, which is a growing part of our Commercial Auto business.

The following table shows the catastrophe losses incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions)	2011		2010		2011		2010
Catastrophe losses incurred	$63.3		$22.8		$198.3		$77.4

Increase to combined ratio	1.7	pts.	.6	pts.	1.8	pts.	.7	pts.

The following discussion of our severity and frequency trends excludes comprehensive coverage. Comprehensive coverage insures against damages to a customer’s vehicle due to various causes (other than collision), such as windstorm, hail, theft, falling objects, and glass breakage. This coverage is excluded from the discussion because of its inherent volatility, as it is typically linked to adverse weather and other catastrophic losses.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 3% for the third quarter 2011, compared to the third quarter 2010, with increases in severity for our bodily injury, property damage, and collision coverages. Severity in our personal injury protection (PIP) coverage decreased about 3.5% for the third quarter 2011.

On a year-to-date basis, total personal auto incurred severity was relatively flat in 2011, compared to 2010. We experienced slight increases in our bodily injury and property damage coverages, while severity for our PIP coverage was down about 4.5% and collision coverage was flat. It is difficult to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, jury verdicts, and regulatory changes, which may affect severity. The severity we experience will also vary with changes in our mix of business by policy limits and coverages.

Our incurred frequency of auto accidents, on a calendar year basis, decreased about 2%-3% for both the third quarter and first nine months of 2011, compared to the corresponding periods last year. Frequency for our collision coverage remained relatively flat for the third quarter and year-to-date, while frequency for the other coverages decreased in both periods. We cannot predict with any certainty the degree or direction of frequency change that we will experience in the future. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(millions)	2011		2010		2011		2010
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$36.8		$43.4		$129.3		$116.1
Current accident year	4.5		15.3		29.3		51.7

Calendar year actuarial adjustment	$41.3		$58.7		$158.6		$167.8

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$36.8		$43.4		$129.3		$116.1
All other development	35.7		65.9		94.2		155.1

Total development	$72.5		$109.3		$223.5		$271.2

Decrease to calendar year combined ratio	1.9	pts.	3.0	pts.	2.0	pts.	2.5	pts.

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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while sustaining minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the three- and nine-month periods ended September 30, 2011 and 2010. About 40% of the favorable development in 2011 was attributable to accident year 2010, while the remainder was primarily related to accident years 2008 and prior. In contrast, nearly 80% of the 2010 favorable year-to-date prior year reserve development was attributable to accident year 2009.

For the first nine months of 2011 and 2010, 74% and 71%, respectively, of our favorable development was in our Personal Lines business, with the remainder primarily in our Commercial Auto business. In both years, the development reflected favorable settlement of claims with high limits (e.g., claims settling for less than reserved) and favorable development of our defense and cost containment expense reserves, primarily reflecting a greater percentage of litigated claims being handled in a more cost-effective manner by our in-house counsel. In 2011, we have also experienced favorable development in our collision reserves, as we are seeing an increase in the amount of salvage being recovered, and in our PIP reserves, reflecting a reduction in severity, due to changes in our mix of business by policy limits and coverages; this development was partially offset by our total IBNR reserves, which are developing unfavorably due to an increase in the number of late emerging claims.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2011.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned decreased 0.6 points for the third quarter 2011 and remained relatively unchanged for the first nine months of 2011, compared to the same periods last year. A lower estimated Gainsharing payout for 2011 compared to 2010 contributed to the lower expense ratio for the quarter.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	4%	4%
Net premiums earned	4%	5%
Policies in force (at September 30)		5%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the third quarter and first nine months of 2011, compared to 91% and 90% for the third quarter and first nine months of 2010, respectively. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 90% of our total Personal Lines net premiums written in both the third quarter and first nine months of 2011, respectively, compared to 91% and 89%, respectively, for the corresponding periods in 2010. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to September 30, 2010, policies in force grew 5% for both auto and special lines products. In addition, on a year-over-year basis, for the third quarter and first nine months of 2011, net premiums written increased 3% and 4%, respectively, for auto, and net premiums written for our special lines products increased 5% and 1%, respectively.

Our total Personal Lines business generated combined ratios of 95.1 and 93.1 for the third quarter and first nine months of 2011, respectively, compared to 93.8 and 92.8, respectively, last year. In the third quarter 2011, 39 states and the District of Columbia were profitable, including 9 of our 10 largest states; 44 states and the District of Columbia were profitable year-to-date 2011, including 9 of 10 of our largest states. The special lines products had an unfavorable effect of 1.3 points on the total Personal Lines combined ratio for both the third quarters of 2011 and 2010, compared to a favorable effect of 0.4 points and 0.8 points for the first nine months of 2011 and 2010, respectively. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	2%	2%
Net premiums earned	3%	3%
Auto: policies in force (at September 30)		3%
new applications	(2)%	(4)%
renewal applications	3%	4%
written premium per policy	0%	0%
policy life expectancy (at September 30)		6%

The Agency business includes business written by the more than 30,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. Although total new Agency application growth was down on a year-over-year basis in the three- and nine-month periods ended September 30, 2011, we generated new Agency auto application growth in 13 and 14 states, respectively. Four of our top 10 Agency auto states, based on written premium volume, experienced an increase for both the quarter and year to date. California, Florida, and New Jersey experienced significant new application growth, primarily reflecting actions taken in late 2010 and early 2011 to make our rates more competitive in those states. For both the third quarter and first nine months of 2011, as compared to the same periods last year, written premium per policy for Agency auto new business increased 2% — 3% and was down 1% for renewal business. The increase in retention in our Agency auto business (measured by policy life expectancy) in part reflects our improved loyalty programs and efforts to stabilize rates at renewal.

On a year-over-year basis, for the third quarter 2011, Agency auto quotes were relatively flat, while we saw a slight decrease in quotes for the first nine months of 2011. Our Agency auto rate of conversion (i.e., converting a quote to a sale) decreased slightly for both the third quarter and first nine months of 2011, compared to the same periods last year.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	5%	6%
Net premiums earned	7%	8%
Auto: policies in force (at September 30)		7%
new applications	(3)%	(4)%
renewal applications	8%	11%
written premium per policy	(1)%	(1)%
policy life expectancy (at September 30)		(3)%

The Direct business includes business written directly by Progressive online and over the phone. Similar to the Agency channel, we were unable to generate new business growth in our Direct business. For the third quarter 2011, we experienced a year-over-year increase in new Direct auto applications in 14 states and for the first nine months, 12 states had an increase in new application growth. Out of our top 10 volume states, four states experienced new application growth in both the third quarter and first nine months of 2011, with Florida and New Jersey having the largest year-over-year increases.

Written premium per policy for total Direct auto was down about 1% for both the three- and nine-month periods ended September 30, 2011, compared to the same periods last year, driven by a decline of about 2% for renewal business in both periods; written premium per policy increased 1% — 2% on new business.

Direct business quotes decreased 3% and 4% for the third quarter and first nine months of 2011, respectively, reflecting decreases in both Internet quotes and quotes generated via the phone. Significant quoting activity in the first half of 2010 and an apparent decline in the level of consumers shopping for auto insurance this year had an effect on the year-over-year comparisons. The overall Direct business conversion rate was flat for both the third quarter and first nine months of 2011, compared to the same periods last year; conversion rates for our Internet-initiated business were down for both the third quarter 2011 and year to date, while conversion rates for our business initiated over the phone experienced a solid increase for both periods.

On a year-over-year basis, for the third quarter 2011, our advertising expenses increased at rates comparable to our Direct business earned premiums. We remain focused on establishing a well-respected brand and added to our inventory of television commercials and Internet advertising. We continue to use “Flo” to provide fresh and engaging messages, and during the first quarter 2011, we debuted a complementary campaign with the “Messenger.” In addition, during 2011, we have invested in the infrastructure of both our mobile capabilities and our usage-based insurance products.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	10%	3%
Net premiums earned	0%	(2)%
Policies in force (at September 30)		(1)%
New applications	2%	(3)%
Renewal applications	(1)%	(1)%
Written premium per policy	7%	4%
Policy life expectancy (at September 30)		0%

Progressive’s Commercial Auto business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the third quarter and first nine months of 2011, the Commercial Auto business represented 10% of our total net premiums written, compared to 9% and 10%, respectively, for the same periods last year. This business is primarily distributed through independent agents and operates in the business auto and truck markets. The business auto market, which accounts for about half of our total Commercial Auto premiums and approximately 60% of the vehicles we insure in this business, includes autos, vans, and pick-up trucks used by small businesses, such as contractors, landscapers, and plumbers. The remainder is in the truck commercial auto market, which includes dump trucks, logging trucks, tow trucks, local cartage, and other short-haul commercial vehicles. Both of these markets have been significantly affected by the downturn in the economy, as well as increased competition in the commercial auto business.

We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

On a year-over-year basis, total written premium per policy increased 7% and 4% for the third quarter and first nine months of 2011, respectively. The increase in written premium per policy for our Commercial Auto business in 2011 is primarily due to rate increases taken during the year and a shift in our mix of business toward both states and business market tiers with higher average premium. Policy life expectancy at September 30, 2011 for our Commercial Auto business was flat compared to the same period last year.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, which includes the run-off of our professional liability businesses, principally directors and officers liability insurance for community banks.

The other businesses generated an underwriting loss of $3.1 million for the first nine months of 2011, compared to an underwriting profit of $7.4 million for the same period last year. The 2010 profit primarily reflected the sale of our professional liability insurance businesses to an affiliate of the American Bankers Association during the first quarter. Pursuant to our agreement with the purchaser of these businesses, we will continue to write policies for an agreed upon period after the closing of the sale. As of September 30, 2011, we are continuing to write business in only two states; beginning in July 2010, all new and renewal business is 100% reinsured. Prior to July 2010, only a very small portion of this business was not 100% reinsured.

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

Our service businesses also include our alliance with three unaffiliated homeowner’s insurance companies. Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, new and existing Agency and Direct customers home, condo, and renters insurance underwritten by these unaffiliated insurance companies. For the policies written in our Direct business, we receive commissions, which are used to reduce the expenses associated with maintaining this program. This program is available to our Personal Lines customers in 48 states and the District of Columbia; it is not currently available in Alaska or Florida.

Our service businesses generated an operating profit of $0.5 million and $2.9 million for the third quarter and first nine months of 2011, respectively, compared to operating losses of $0.4 million and $1.9 million, respectively, for the same periods last year, reflecting the minimum servicing fee agreement we reached with AIPSO (the national organization responsible for administering the involuntary insurance market) during the fourth quarter 2010.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2011 and 2010, and at December 31, 2010, our income taxes were in a net asset position.

Our net deferred tax asset was $306.5 million at September 30, 2011, compared to $223.4 million at September 30, 2010, and $178.2 million at December 31, 2010. The increase in the deferred tax asset since September 30, 2010 and December 31, 2010 is primarily due to the decrease in net unrealized gains in our investment portfolio.

At September 30, 2011 and 2010, and at December 31, 2010, we determined that we did not need a valuation allowance on our deferred tax asset. In evaluating the need for a valuation allowance, we have to determine if it is more likely than not that the gross deferred tax asset will be realized and that we will be able to fully use the deductions that are ultimately recognized for tax purposes. Our analysis revolves around the reversal of existing temporary differences and our tax planning strategies. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

The effective tax rate for the three months ended September 30, 2011 was 28%, compared with 32% for the same period last year, reflecting $6.3 million of elective tax credits, primarily related to the 2007-2009 tax years, recognized during the third quarter 2011.

There have been no material changes in our uncertain tax positions during the quarter ended September 30, 2011.

IV. RESULTS OF OPERATIONS — INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2011
Fixed maturities	$11,815.6	73.9%	2.0	AA
Nonredeemable preferred stocks	873.0	5.5	.9	BBB-
Short-term investments — other	1,699.7	10.6	<.1	AAA-

Total fixed-income securities	14,388.3	90.0	1.7	AA-
Common equities	1,599.5	10.0	na	na

Total portfolio[2,3]	$15,987.8	100.0%	1.7	AA-

September 30, 2010
Fixed maturities	$12,085.8	73.8%	2.4	AA
Nonredeemable preferred stocks	1,189.4	7.3	1.2	BBB
Short-term investments — other	1,815.5	11.1	<.1	AAA-

Total fixed-income securities	15,090.7	92.2	2.0	AA
Common equities	1,285.3	7.8	na	na

Total portfolio[2,3]	$16,376.0	100.0%	2.0	AA

December 31, 2010
Fixed maturities	$11,850.0	76.3%	2.3	AA
Nonredeemable preferred stocks	1,157.6	7.5	1.2	BBB-
Short-term investments — other	1,090.8	7.0	<.1	AAA-

Total fixed-income securities	14,098.4	90.8	2.0	AA-
Common equities	1,425.0	9.2	na	na

Total portfolio[2,3]	$15,523.4	100.0%	2.0	AA-

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

[2]

At September 30, 2011, we had $60.5 million of net unsettled security transactions included in other assets, compared to $46.3 million at December 31, 2010; at September 30, 2010, we had $54.9 million of net unsettled security transactions included in other liabilities.

[3]

The total fair value of the portfolio at September 30, 2011 and 2010, and December 31, 2010 included $1.7 billion, $1.6 billion, and $2.2 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. In April 2011, we changed our definition of Group I and Group II securities. Group I securities include: common equities; nonredeemable preferred stocks; redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends; and all other non-investment-grade fixed-maturity securities. Group II securities include short-term securities and all other fixed-maturity securities. In determining the allocation between Group I and II, residential and commercial mortgage-backed securities derive their credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), while all other debt securities derive their credit ratings from external vendors.

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

The following tables show the composition of our Group I and Group II securities at September 30, 2011 and December 31, 2010 under the definitions adopted during the second quarter 2011; the comparable asset allocation for September 30, 2010 is not provided since certain external data is not available:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2011
Group I securities:
Non-investment-grade fixed maturities	$408.6	2.6%
Redeemable preferred stocks[1]	319.8	2.0
Nonredeemable preferred stocks	873.0	5.5
Common equities	1,599.5	10.0

Total Group I securities	3,200.9	20.1
Group II securities:
Other fixed maturities[2]	11,087.2	69.3
Short-term investments — other	1,699.7	10.6

Total Group II securities	12,786.9	79.9

Total portfolio	$15,987.8	100.0%

($ in millions)	Fair Value	% of Total Portfolio
December 31, 2010
Group I securities:
Non-investment-grade fixed maturities	$421.1	2.7%
Redeemable preferred stocks[1]	367.9	2.3
Nonredeemable preferred stocks	1,157.6	7.5
Common equities	1,425.0	9.2

Total Group I securities	3,371.6	21.7
Group II securities:
Other fixed maturities[2]	11,061.0	71.3
Short-term investments — other	1,090.8	7.0

Total Group II securities	12,151.8	78.3

Total portfolio	$15,523.4	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $205.6 million at September 30, 2011 and $233.3 million at December 31, 2010.
[2]	Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $114.2 million at September 30, 2011 and $134.6 million at December 31, 2010.

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

Unrealized Gains and Losses

As of September 30, 2011, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $870.6 million, compared to $1,204.2 million and $1,180.5 million at September 30, 2010 and December 31, 2010, respectively.

Since December 31, 2010 and September 30, 2010, our fixed-income portfolio’s valuation decreased $114.6 million and $271.0 million, respectively, and our common stock portfolio’s valuation decreased $195.3 million and $62.6 million, respectively. Adjusted for sale activity, the decreases for both periods are primarily due to price depreciation due to the overall economic uncertainty affecting equities, both preferred and common, as well as spread widening (i.e., the risk premium paid above the comparable Treasury rate) in some fixed-income sectors.

See Note 2 — Investments for a further break-out of our gross unrealized gains and losses.

Fixed-Income Securities

The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

Fixed Maturity Securities
	September 30, 2011		September 30, 2010		December 31, 2010
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,719.5	94.1%	$13,023.1	93.7%	$12,037.2	93.0%
Long term	44.8	.3	38.3	.3	38.4	.3
Non-investment-grade fixed maturities[2]	751.0	5.6	839.9	6.0	865.2	6.7

Total	$13,515.3	100.0%	$13,901.3	100.0%	$12,940.8	100.0%

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

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.7 years at September 30, 2011, compared to 2.0 years at September 30, 2010 and December 31, 2010. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2011	September 30, 2010	December 31, 2010
1 year	21.0%	25.9%	34.6%
2 years	19.6	18.0	15.5
3 years	28.7	21.7	23.4
5 years	27.6	24.8	22.6
10 years	3.1	9.6	3.9

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by nationally recognized rating agencies.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2011	September 30, 2010	December 31, 2010
AAA	56.6%	55.3%	54.8%
AA	12.0	12.4	11.6
A	7.7	8.4	6.8
BBB	16.6	16.5	18.2
Non-rated/other	7.1	7.4	8.6

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. As of September 30, 2011, our holdings of three short-term security issuers and one non-general obligation municipal security issuer each exceeded our guideline of 2.5% of shareholders’ equity by less than 0.1%, as a result of the decline in shareholders’ equity during the quarter. The short-term securities matured shortly after quarter end for full value and a portion of the securities we hold of the municipal issuer was redeemed on November 1, 2011, after which we are in compliance with our internal guidelines. In addition, at quarter end, one of our preferred stocks represented 1.3% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. Additionally, we consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds.

We also monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first nine months of 2011, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk). Five nonredeemable preferred stocks had their first call date during the first nine months of 2011; none of these securities were called. Extension risk on holding these securities is limited because they either convert from a fixed-rate coupon instrument to a variable rate coupon after the call date, or were variable rate coupon securities prior to the call date. Reinvestment risk is minimal since we are receiving the current prevailing market level coupon based on the financial instrument’s characteristics.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of September 30, 2011, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. As of September 30, 2011 and 2010 and December 31, 2010, we held $4.8 billion, $5.3 billion, and $4.3 billion, respectively, of U.S. Treasury and short-term securities. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.4 billion, or 4%, and $1.5 billion, or 15% of our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, to repay principal during the remainder of 2011 and all of 2012, respectively. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2011:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$297.3	1.6
Two to five years	2,717.8	3.5
Five to nine years	35.6	6.3

Total U.S. Treasury Notes	3,050.7	3.4

Interest Rate Swaps
Two to five years ($900 notional value)	0	(4.7)
Five to nine years ($613 notional value)	0	(6.5)

Total interest rate swaps ($1,513 notional value)	0	(5.4)

Total U.S. government obligations	$3,050.7	.9

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

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2011
Prime collateralized mortgage obligations	$244.1	$(9.1)	6.8%	1.3	A
Alt-A collateralized mortgage obligations	44.8	.8	1.3	1.3	A-

Subtotal collateralized mortgage obligations	288.9	(8.3)	8.1	1.3	A-

Commercial mortgage-backed obligations	1,568.9	25.7	43.8	2.5	AA+
Commercial mortgage-backed obligations: interest-only	290.8	7.8	8.1	1.3	AAA-

Subtotal commercial mortgage-backed obligations	1,859.7	33.5	51.9	2.3	AA+

Other asset-backed securities:
Automobile	710.3	7.4	19.8	1.4	AAA
Credit card	157.9	4.6	4.4	1.5	AAA
Home equity (sub-prime bonds)	155.3	(18.8)	4.3	< .1	A-
Other[1]	411.5	1.5	11.5	1.2	AAA-

Subtotal other asset-backed securities	1,435.0	(5.3)	40.0	1.2	AAA-

Total asset-backed securities	$3,583.6	$19.9	100.0%	1.8	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2010
Prime collateralized mortgage obligations	$342.5	$(2.0)	9.7%	.9	A
Alt-A collateralized mortgage obligations	46.2	1.5	1.3	1.7	A

Subtotal collateralized mortgage obligations	388.7	(.5)	11.0	1.0	A

Commercial mortgage-backed obligations	1,469.6	51.3	41.7	2.1	AA+
Commercial mortgage-backed obligations: interest-only	398.0	15.3	11.3	1.3	AAA-

Subtotal commercial mortgage-backed obligations	1,867.6	66.6	53.0	1.9	AA+

Other asset-backed securities:
Automobile	643.7	11.9	18.3	1.2	AAA
Credit card	187.0	3.6	5.3	1.8	AAA-
Home equity (sub-prime bonds)	178.0	(9.6)	5.0	.1	BBB+
Other[1]	261.1	(.7)	7.4	1.0	AAA-

Subtotal other asset-backed securities	1,269.8	5.2	36.0	1.1	AA+

Total asset-backed securities	$3,526.1	$71.3	100.0%	1.5	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2010
Prime collateralized mortgage obligations	$344.7	$(3.1)	9.9%	1.7	A
Alt-A collateralized mortgage obligations	44.7	2.2	1.3	2.5	A-

Subtotal collateralized mortgage obligations	389.4	(.9)	11.2	1.8	A

Commercial mortgage-backed obligations	1,440.3	46.0	41.5	2.1	AA+
Commercial mortgage-backed obligations: interest-only	391.8	14.0	11.3	1.2	AAA-

Subtotal commercial mortgage-backed obligations	1,832.1	60.0	52.8	1.9	AA+

Other asset-backed securities:
Automobile	636.9	7.9	18.4	1.3	AAA
Credit card	185.7	2.4	5.4	1.6	AAA-
Home equity (sub-prime bonds)	174.2	(2.6)	5.0	.3	A-
Other[1]	251.4	(.1)	7.2	.9	AAA-

Subtotal other asset-backed securities	1,248.2	7.6	36.0	1.1	AA+

Total asset-backed securities	$3,469.7	$66.7	100.0%	1.6	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

At September 30, 2011, September 30, 2010, and December 31, 2010, our asset-backed securities had net unrealized gains of $19.9 million, $71.3 million, and $66.7 million, respectively. Substantially all of the asset-backed securities have widely available market quotes. As of September 30, 2011, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, primarily in the commercial mortgage-backed and consumer asset-backed markets. These investments typically have a maturity profile of five years or less, and have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment and yield or asset valuation adjustments under current accounting guidance, and we realized $0.3 million and $3.5 million in write-downs on these securities during the third quarter and first nine months of 2011, respectively, compared to $1.3 million and $12.9 million during the third quarter and first nine months of 2010, respectively.

Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, primarily in the CMBS and consumer ABS markets. These investments typically have a maturity profile of five years or less, and have substantial structural credit support.

Collateralized Mortgage Obligations At September 30, 2011, 8.1% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the three and nine months ended September 30, 2011, we recorded $0.1 million and $2.7 million, respectively, in credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections. We did not have any write-downs on Alt-A securities during 2011. During the three and nine months ended September 30, 2010, we recorded $0 and $1.7 million, respectively, in credit loss write-downs on our CMO portfolio, including $0.4 million of Alt-A securities. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at September 30, 2011 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2011)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Collateralized Mortgage Obligations
Non-agency prime[1]	$88.1	$10.3	$16.3	$24.4	$82.8	$221.9	76.8%
Alt-A	.9	24.5	0	0	19.4	44.8	15.5
Government/GSE[2]	11.9	7.2	0	0	3.1	22.2	7.7

Total fair value	$100.9	$42.0	$16.3	$24.4	$105.3	$288.9	100.0%

Increase (decrease) in value	.4%	(1.7)%	(6.4)%	(6.2)%	(4.8)%	(2.8)%

[1]	Includes $9.6 million of securities with mandatory redemption dates.
[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At September 30, 2011, 43.8% of our asset-backed securities were commercial mortgage-backed securities (CMBS) and 8.1% were CMBS interest-only securities (IO). During the three and nine months ended September 30, 2011, we recorded $0 and $0.6 million, respectively, in write-downs on our IO portfolio, compared to $0.5 million and $1.8 million during the three and nine months ended September 30, 2010, respectively. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2011)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
CMBS	$1,286.0	$66.9	$83.0	$101.7	$31.3	$1,568.9	84.4%
IO	286.3	0	0	2.3	2.2	290.8	15.6

Total fair value	$1,572.3	$66.9	$83.0	$104.0	$33.5	$1,859.7	100.0%

% of Total fair value	84.5%	3.6%	4.5%	5.6%	1.8%	100.0%

The CMBS portfolio contained 8.5% of securities that are rated BBB or lower, with a net unrealized gain of $8.0 million at September 30, 2011, and an average duration of 2.3 years, compared to 2.5 years for the entire CMBS portfolio. Approximately 66% of our CMBS portfolio was originated in 2005 and earlier. As with many other asset-backed classes, the CMBS market saw more aggressive underwriting from 2005 to 2007. The BBB and non-investment-grade exposure includes $81.5 million of cell tower securitizations. All of these bonds have a single borrower, are backed by a cross-collateralized pool of cell towers throughout the U.S., and have significant net cash flow relative to their interest payments.

Planned amortization class IOs comprised 73.4% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. We have no 2007 to 2009 origination vintage exposure; these securities are viewed as having a higher risk profile due to the underwriting criteria that was in place at that time.

Home-Equity Securities At September 30, 2011, 4.3% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For both the three and nine months ended September 30, 2011, we recorded $0.2 million in write-downs, compared to $0.8 million and $9.4 million, respectively, in write-downs during the same periods last year. The following table shows the credit quality rating of our home-equity securities, by deal origination year, along with a comparison of the fair value at September 30, 2011, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at September 30, 2011)
($ in millions) Rating (date acquired)	Deal Origination Year				Total	% of Home- Equity Securities
	2007	2006	2005	2004

AAA (January 2008-February 2011)	$0	$0	$44.2	$0	$44.2	28.4%
AA (February 2008-April 2010)	0	0	10.4	4.2	14.6	9.4
A (March 2008- January 2011)	0	11.0	14.4	0	25.4	16.4
BBB (April 2008)	0	0	3.4	0	3.4	2.2
Non-investment grade (March 2007-May 2008)	.4	22.9	34.8	9.6	67.7	43.6

Total	$.4	$33.9	$107.2	$13.8	$155.3	100.0%

Increase (decrease) in value	(16.7)%	(2.4)%	(14.3)%	.2%	(10.8)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at September 30, 2011 and 2010 and December 31, 2010, were $1,985.9 million, $1,932.3 million, and $1,989.1 million, respectively, of state and local government obligations. These securities had a duration of 2.4 years and an overall credit quality of AA+ (excluding the benefit of credit support from bond insurance) at September 30, 2011, compared to 2.2 years and AA+ at September 30, 2010, and 2.3 years and AA+ at December 31, 2010. These securities had a net unrealized gain of $55.3 million at September 30, 2011, compared to $67.2 million and $33.6 million at September 30, 2010 and December 31, 2010, respectively. During the three and nine months ended September 30, 2011 and 2010, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at September 30, 2011, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2011)
(millions) Rating	General Obligations	Revenue Bonds	Total

AAA	$312.1	$543.4	$855.5
AA	472.4	598.0	1,070.4
A	32.4	10.2	42.6
BBB	1.6	6.7	8.3
Other[1]	0	9.1	9.1

Total	$818.5	$1,167.4	$1,985.9

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds were $843.2 million of single family housing revenue bonds issued by state housing finance agencies, of which $371.6 million were supported by individual mortgages held by the state housing finance agencies and $471.6 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 30% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 70% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 12%, or $243.0 million, of our total municipal securities were insured general obligation ($168.6 million) or revenue bonds ($74.4 million), with an overall credit rating of AA- at September 30, 2011, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $10.7 million at September 30, 2011, compared to $15.9 million and $10.9 million at September 30, 2010 and December 31, 2010, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at September 30, 2011 and 2010 and December 31, 2010, were $2,761.4 million, $2,505.8 million, and $2,646.1 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.3 years at September 30, 2011, compared to 3.4 years at September 30, 2010 and 3.3 years at December 31, 2010; the overall credit quality rating was BBB for all three periods. At September 30, 2011 and 2010, and December 31, 2010, these securities had net unrealized gains of $76.0 million, $108.1 million, and $64.8 million, respectively. During the three and nine months ended September 30, 2011 and 2010, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at September 30, 2011)
Sector	AAA	AA	A	BBB	Non- Investment Grade	% of Corporate Securities
Consumer	0%	0%	3.5%	20.6%	3.9%	28.0%
Industrial	0	1.5	2.4	19.9	4.0	27.8
Communications	0	0	4.1	13.9	.3	18.3
Financial Services	0	3.2	5.9	.8	3.3	13.2
Technology	0	0	2.2	.4	0	2.6
Basic Materials	0	0	0	2.7	.7	3.4
Energy	1.4	0	2.5	2.2	0	6.1
Other	0	0	0	.6	0	.6

Total	1.4%	4.7%	20.6%	61.1%	12.2%	100.0%

PREFERRED STOCKS — REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2011, we held $434.0 million in redeemable preferred stocks and $873.0 million in nonredeemable preferred stocks, compared to $599.9 million and $1,189.4 million, respectively, at September 30, 2010 and $502.5 million and $1,157.6 million, respectively, at December 31, 2010. We made no additional investments in preferred stocks during the third quarter or nine months ended September 30, 2011.

At September 30, 2011 and 2010, and December 31, 2010, our preferred stock portfolio had net unrealized gains of $382.4 million, $577.0 million, and $572.7 million, respectively. We did not have any write-downs during the nine months ended September 30, 2011 or 2010.

Our preferred stock portfolio had a duration of 1.5 years, which reflects the portfolio’s exposure to changes in interest rates, at September 30, 2011, compared to 2.0 years at September 30, 2010 and 1.8 years at December 31, 2010. The overall credit quality rating was BBB- at September 30, 2011 and 2010, and December 31, 2010. Approximately 50% of our preferred stock securities are fixed-rate securities, while the remaining securities are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at September 30, 2011)
Sector	A	BBB	Non-Investment Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	26.5%	12.9%	15.2%	54.6%
Foreign banks	2.0	0	1.2	3.2
Insurance holdings	0	7.3	6.4	13.7
Other financial institutions	0	0	2.0	2.0

Total financial services	28.5	20.2	24.8	73.5
Industrials	0	6.1	11.1	17.2
Utilities	0	9.3	0	9.3

Total	28.5%	35.6%	35.9%	100.0%

Approximately 55% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	September 30, 2011		September 30, 2010		December 31, 2010
Common stocks	$1,587.7	99.3%	$1,272.8	99.0%	$1,413.2	99.2%
Other equity-like investments	11.8	.7	12.5	1.0	11.8	.8

Total common equities	$1,599.5	100.0%	$1,285.3	100.0%	$1,425.0	100.0%

At September 30, 2011, 10.0% of the total investment portfolio was in common equities, compared to 7.8% at September 30, 2010 and 9.2% at December 31, 2010. The increase from September 30, 2010 reflects our decision to continue to increase our exposure to equity securities, as we added $350 million in new capital to the common stock portfolio during the first half of 2011; there was no significant addition to the common stock portfolio during the third quarter 2011. We recorded $1.1 million and $1.5 million in write-downs on our common equities for the three and nine months ended September 30, 2011, respectively, compared to $0.8 million and $0.9 million for the same periods in 2010.

Common stocks are managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error. We held 757 out of 982, or 77%, of the common stocks comprising the Russell 1000 Index at September 30, 2011, which made up 94% of the total market capitalization of the index.

Other equity-like investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments

We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, cash flow hedges, and equity options. See Note 2 — Investments for further discussion of our derivative positions.

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity classified by the status (open vs. closed) of the swap position as of September 30, 2011:

						Net Realized Gains (Losses)
(millions)	Date			Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
Term	Effective	Maturity	Coupon	2011	2010	2011	2010	2011	2010
Open:
9-year	12/2009	01/2019	Receive variable	$613	$713	$(49.7)	$(34.3)	$(69.3)	$(102.7)
5-year	05/2011	05/2016	Receive variable	400	0	(16.4)	0	(18.2)	0
5-year	08/2011	08/2016	Receive variable	500	0	(6.3)	0	(6.3)	0

Total open positions						$(72.4)	$(34.3)	$(93.8)	$(102.7)

Closed:

9-year	NA	NA	Receive variable	$100	$0	$0	$0	$.5	$0

Total interest rate swaps						$(72.4)	$(34.3)	$(93.3)	$(102.7)

NA = Not Applicable

During October 2011, we closed $250 million notional value of our $613 million notional value 9-year interest rate swap position and will recognize a gain of $2.4 million during the fourth quarter.

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity classified by the status of the swap position as of September 30, 2011:

						Net Realized Gains (Losses)
(millions)	Date		Bought or Sold Protection	Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
Term	Effective	Maturity		2011	2010	2011	2010	2011	2010
Open:
5-year	09/2008	09/2013	Bought	$25	$25	$.5	$(.6)	$(.1)	$.8

Closed:
2-year	NA	NA	Bought	$0	$10	$0	$0	$0	$0
4-year	NA	NA	Bought	0	15	0	(.2)	0	(.2)
Corporate swap	NA	NA	Sold	10	10	(.1)	1.0	.2	.3
Treasury Note[1]	NA	NA		10	10	.2	.2	.3	.6

Total closed positions						$.1	$1.0	$.5	$.7

Total corporate swaps						$.6	$.4	$.4	$1.5

NA = Not Applicable

[1]	Used to replicate a long corporate bond position.

CASH FLOW HEDGES

During the third quarter 2011, we issued $500 million of 3.75% Senior Notes due 2021 and entered into a forecasted debt issuance hedge (cash flow hedge) against a possible rise in interest rates (see Note 4 — Debt for further discussion). Upon issuance of the 3.75% Senior Notes, the hedge was closed and we recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $5.1 million.

During the third quarter 2011, we repurchased $12.7 million of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 at or near par in the open market (see Note 4 — Debt for further discussion). We reclassified $0.3 million (pretax) from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to these debt extinguishments.

During the third quarter 2010, we finalized the Tender Offer for, and purchased $222.9 million of, the 6.70% Debentures discussed above (see Note 4 — Debt for further discussion). We reclassified $5.8 million (pretax) from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the 6.70% Debentures that were extinguished pursuant to the Tender Offer.

B. Investment Results

We reported the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2011	2010	2011	2010
Pretax recurring investment book yield	3.2%	3.5%	3.3%	3.6%
Weighted average FTE book yield	3.5%	3.9%	3.6%	3.9%
FTE total return:
Fixed-income securities	(.6)%	2.6%	2.3%	6.5%
Common stocks	(14.4)%	11.7%	(8.6)%	5.1%
Total portfolio	(2.2)%	3.3%	1.0%	6.5%

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 11% for the third quarter 2011 and 8% for the first nine months of 2011, compared to the same periods last year. The reduction is primarily the result of a decrease in investment yields for both periods.

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

A further break-down of our FTE total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Fixed-income securities:
U.S. Treasury Notes	.1%	1.4%	2.6%	5.0%
Municipal bonds	1.8%	1.9%	5.2%	5.8%
Corporate bonds	.7%	3.5%	4.0%	8.9%
Commercial mortgage-backed securities	(.1)%	2.3%	2.0%	7.1%
Collateralized mortgage obligations	(.1)%	3.0%	0%	9.7%
Asset-backed securities	.1%	1.8%	1.0%	6.2%
Preferred stocks	(9.8)%	8.5%	(1.8)%	11.9%

Investment expenses were $4.0 million for the third quarter 2011, compared to $0.3 million for the same period last year. In 2011, we incurred $1.0 million of expenses related to the issuance of our 3.75% Senior Notes, while 2010 results reflect $2.0 million of fees related to our Consent Solicitation and Tender Offer that were incurred during the second quarter 2010 and reclassified to “net gain on extinguishment of debt” during the third quarter upon expiration of the Tender Offer (See Note 4 — Debt for further discussion). On a year-to-date basis, investment expenses were $10.6 million, compared to $8.5 million, primarily reflecting the $1.0 million debt offering expenses discussed above.

Interest expense for the first nine months of 2011 was $96.4 million, compared to $102.2 million for the same period last year. The decrease in interest expense during the first nine months reflects our July 2010 repurchase of $222.9 million of our 6.70% Debentures, partially offset by expense incurred following the issuance of our 3.75% Senior Notes (see Note 4 — Debt for further discussion).

Realized Gains/Losses

The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2011	2010	2011	2010
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$11.3	$12.2	$46.2	$30.1
State and local government obligations	0	0	3.5	10.0
Corporate and other debt securities	3.9	19.4	21.3	23.5
Residential mortgage-backed securities	1.5	0	1.9	0
Commercial mortgage-backed securities	0	0	0	1.0
Other asset-backed securities	1.1	0	2.1	0
Redeemable preferred stocks	0	.5	3.4	5.3

Total fixed maturities	17.8	32.1	78.4	69.9
Equity securities:
Nonredeemable preferred stocks	6.4	17.8	101.3	56.6
Common equities	2.0	1.1	9.9	9.5

Subtotal gross realized gains on security sales	26.2	51.0	189.6	136.0

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	0	(.5)	(9.3)	(12.5)
Corporate and other debt securities	0	0	(3.4)	(.5)
Redeemable preferred stocks	0	(.2)	(2.2)	(2.7)

Total fixed maturities	0	(.7)	(14.9)	(15.7)
Equity securities:
Common equities	0	(.3)	(6.1)	(4.1)

Subtotal gross realized losses on security sales	0	(1.0)	(21.0)	(19.8)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	11.3	11.7	36.9	17.6
State and local government obligations	0	0	3.5	10.0
Corporate and other debt securities	3.9	19.4	17.9	23.0
Residential mortgage-backed securities	1.5	0	1.9	0
Commercial mortgage-backed securities	0	0	0	1.0
Other asset-backed securities	1.1	0	2.1	0
Redeemable preferred stocks	0	.3	1.2	2.6

Total fixed maturities	17.8	31.4	63.5	54.2
Equity securities:
Nonredeemable preferred stocks	6.4	17.8	101.3	56.6
Common equities	2.0	.8	3.8	5.4

Subtotal net realized gains (losses) on security sales	26.2	50.0	168.6	116.2

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.3)	(.8)	(2.9)	(11.1)
Commercial mortgage-backed securities	0	(.5)	(.6)	(1.8)

Total fixed maturities	(.3)	(1.3)	(3.5)	(12.9)
Equity securities:
Common equities	(1.1)	(.5)	(1.2)	(.6)

Subtotal other-than-temporary impairment losses	(1.4)	(1.8)	(4.7)	(13.5)

Net holding period gains (losses)
Hybrid securities	(5.9)	6.8	1.8	10.9
Derivative instruments	(71.5)	(28.1)	(92.6)	(95.4)

Subtotal net holding period gains (losses)	(77.4)	(21.3)	(90.8)	(84.5)

Total net realized gains (losses) on securities	$(52.6)	$26.9	$73.1	$18.2

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

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we recognize that portion of the impairment in the income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the income statement was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2011
Residential mortgage-backed securities	$.3	$0	$.3	$2.9	$0	$2.9
Commercial mortgage-backed securities	0	0	0	.6	0	.6

Total fixed income	.3	0	.3	3.5	0	3.5
Common equities	1.1	0	1.1	1.5	(.3)	1.2

Total portfolio	$1.4	$0	$1.4	$5.0	$(.3)	$4.7

2010
Residential mortgage-backed securities	$.8	$0	$.8	$11.1	$0	$11.1
Commercial mortgage-backed securities	.5	0	.5	1.8	0	1.8

Total fixed income	1.3	0	1.3	12.9	0	12.9
Common equities	.8	(.3)	.5	.9	(.3)	.6

Total portfolio	$2.1	$(.3)	$1.8	$13.8	$(.3)	$13.5

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2011, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$1,271.7	$24.0	$.1	$0	$0	$0
Unrealized loss for 12 months or greater	648.1	60.2	35.9	14.6	14.6	5.8

Total	$1,919.8	$84.2	$36.0	$14.6	$14.6	$5.8

Common Equity:
Unrealized loss for less than 12 months	$407.3	$76.6	$60.4	$46.6	$11.6	$3.1
Unrealized loss for 12 months or greater	12.9	3.8	3.8	.4	.3	0

Total	$420.2	$80.4	$64.2	$47.0	$11.9	$3.1

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

We earned income of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $0.8 million for the same periods in 2010. We had $549.5 million of open reverse repurchase commitments with two counterparties at September 30, 2011, compared to $499.0 million open with two counterparties at September 30, 2010, and $705.8 million with two counterparties at December 31, 2010. For the nine months ended September 30, 2011, our largest single outstanding balance of reverse repurchase commitments was $975.0 million, which was open for four days; the average daily balance of reverse repurchase commitments was $562.1 million.

Additionally, during the second quarter 2011 we entered into repurchase commitment transactions for a period of ten days. In these transactions, we loan U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at September 30, 2011. During the period we invested in repurchase transactions, the largest single outstanding balance was $43.6 million, which was open for one day; the average daily balance of repurchase commitments was $43.5 million. We earned income of less than $0.1 million during the period these transactions were open; we did not enter into any repurchase commitment transactions during the third quarter 2011 or the first nine months of 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 1.7 years at September 30, 2011 and 2.0 years at December 31, 2010. The weighted average beta of the equity portfolio was 1.00 at September 30, 2011 and 1.08 at December 31, 2010. Although components of the portfolio have changed, no material changes have occurred in the total market risk since that which was reported in the tabular presentations of our market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2011 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July[1]	4,050,000	$20.15	47,183,607	77,816,393

August[1]	2,816,393	NM	50,000,000	75,000,000
August[2]	5,433,607	NM	5,433,607	69,566,393

August — Total	8,250,000	18.45	NM	NM
September[2]	9,887,884	17.93	15,321,491	59,678,509

Total	22,187,884	$18.53

NM = Not Meaningful

[1]	Purchases pursuant to the June 2009 authorization (discussed below)
[2]	Purchases pursuant to the June 2011 authorization (discussed below)

In June 2009, the Board of Directors approved an authorization to repurchase up to 50 million common shares; repurchases of the remaining shares under this authorization were completed in August 2011. In June 2011, the Board approved a new authorization to repurchase up to 75 million common shares, to be used in addition to, and after completion of, the remaining repurchases available under the June 2009 authorization; this Board authorization does not have an expiration date. Shares repurchased under these authorizations may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In August 2011, we entered into a 10b5-1 trading plan to permit, under certain circumstances specified in the plan, the repurchase of our common shares during periods that are otherwise restricted under our internal policies; this plan expires in November 2011, unless sooner terminated by us. During the third quarter, we repurchased shares under the 10b5-1 plan and in the open market. Progressive’s financial polices state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2011 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index beginning on page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 7, 2011	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.1	Sixth Supplemental Indenture between The Progressive Corporation and U.S. Bank National Association, as trustee	Filed herewith

4	4.2	Form of 3.75% Senior Notes due 2021	Current Report on Form 8-K (filed with SEC on August 22, 2011; Exhibit 4.2 therein)

4	4.3	Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed with SEC on September 7, 2011; Exhibit 4 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith