Form 10-K
period 2011-12-31
PROGRESSIVE CORP/OH/
filed 2012-02-28
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011: $12,567,057,592

The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2012: 611,506,847

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2012, and the Annual Report to Shareholders for the year ended December 31, 2011, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

INTRODUCTION

Portions of the information included in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2012 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2011 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2012 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 54 subsidiaries and 1 mutual insurance company affiliate. These insurance subsidiaries and affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries generally support our insurance and investment operations. We operate our businesses throughout the United States and sell personal auto insurance on an Internet-only basis in Australia.

(b) Financial Information About Segments

Incorporated by reference from Note 10 - Segment Information in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(c) Narrative Description of Business

We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $15.1 billion in 2011, compared to $14.5 billion in 2010 and $14.0 billion in 2009. Our combined ratio, calculated on a basis consistent with accounting principles generally accepted in the United States of America (GAAP), was 93.0 in 2011, 92.4 in 2010, and 91.6 in 2009.

Organization

Auto insurance differs greatly by community because legal requirements and decisions vary by state and because, among other factors, traffic, law enforcement, cultural attitudes, insurance agents, medical services, and auto repair services vary by community. To respond to these local differences, we are organized as follows:

•

Personal Lines – One Group President manages our Personal Lines business, which includes insurance for personal autos and special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items):

•

We currently write personal auto insurance in all 50 of the United States, the District of Columbia, and on an Internet-only basis in Australia. Our personal auto management group is organized by state into four geographic regions in the United States, plus a region for Australia. Each region is led by a general manager, as well as a separate manager for our California Agency organization.

•	We write the majority of our special lines products in all 50 states. Our special lines management group is organized by product and led by a general manager.

•

Commercial Auto – One Group President manages our Commercial Auto business, which offers products in 49 states; we do not currently write Commercial Auto in Hawaii or the District of Columbia. The Commercial Auto business is organized by state, with product managers responsible for local implementation. These state-level managers are led by two regional directors who report to a general manager.

•

Claims – One Group President manages our Claims business area, which is organized into four groups. Three of the groups are based on geographic region, and one is a nationwide group that provides various claims-related services, including catastrophe response and special investigations. Each group is headed by a general manager, and each handles both Personal Lines and Commercial Auto claims.

Our customer service groups, located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Tempe, Arizona; and Colorado Springs, Colorado, support our policy servicing, agency distribution, claims, and direct sales operations.

Our executive management team sets policy and makes key strategic decisions. This team includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer, as well as our three Group Presidents (discussed above). The Group Presidents are responsible for the development and management of our product offerings and customer service processes that are tailored to the unique characteristics and purchasing preferences of customers who shop for and select our insurance products.

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

We ranked fourth in market share in the U.S. private passenger auto market for 2010 based on net premiums written and believe that we held that position for 2011. There are approximately 350 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $1.9 billion of premiums, comprise about 75% of this market. For 2010, the industry net premiums written for private passenger auto insurance in the United States was $158.9 billion, and our share of this market was approximately 8.0%, compared to $156.6 billion and 7.7% in 2009, respectively; comparable industry data is not available for 2011 at this time. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•

Personal auto insurance represented approximately 90% of our total Personal Lines net premiums written for each of the last three years. This business includes Snapshot®, our usage-based insurance product, which is available to consumers in 39 states and the District of Columbia in our Direct channel, and in 33 jurisdictions in our Agency channel, with continued expansion planned for 2012, depending on regulatory approval and business results. We currently have four patents, and additional patent applications pending, with respect to certain methods and systems of providing usage-based insurance. Certain of our patent rights begin to expire on or about January 29, 2016, while others extend well beyond that date.

•

Special lines products include insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, and represent about 10% of our Personal Lines business. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market, and that we have been the market share leader for the motorcycle product since 1998. We also offer a personal umbrella insurance product in 32 states through certain independent agents and to Direct customers via telephone, and plan to continue the roll-out in both channels in 2012.

Our Personal Lines products are sold through both the agency and direct channels:

•

The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency business represented 57% of our Personal Lines volume in 2011, compared to 58% in 2010 and 59% in 2009.

•

The Direct business includes business written directly by us online and over the phone. The Direct business represented 43% of our Personal Lines volume in 2011, compared to 42% in 2010 and 41% in 2009.

Commercial Auto

The Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented approximately 10% of our total net premiums written for each of the last three years. The majority of our Commercial Auto customers insure three or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, operates in the following business market targets:

•	Business auto – autos, vans, and pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking

•	Contractor – vans, pick-up trucks, and dump trucks used by small businesses, such as artisan contractors, heavy construction, and landscapers/snowplowers

•	For-hire transportation – tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and non-fleet long-haul operators

•	For-hire specialty – dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, and coal-type businesses, and

•	Tow – tow trucks and wreckers used in towing services and gas/service station businesses.

Business auto and contractor are the two largest business market targets, and together account for approximately 60% of our total Commercial Auto premiums and approximately 75% of the vehicles we insure in this business. Although the Commercial Auto business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service.

There are approximately 370 competitors in the total commercial auto market. We primarily compete with about 34 other large companies/groups, each with over $130 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Auto business ranked fourth in the commercial auto insurance market for 2010, and we believe that we will be in the top four for 2011.

Other Indemnity Businesses

Our other indemnity businesses, which represented less than 1% of our net premiums written in each of the last three years, consist of managing our run-off businesses, including the run-off of our professional liability businesses, which we sold in 2010. Pursuant to our agreement with the purchaser of this business, we will continue to write these policies, principally directors and officers liability insurance for community banks, for an agreed upon period after the closing of the sale. From August 1, 2009 through June 30, 2010, the substantial majority of the business written for these policies was 100% reinsured. Beginning in July 2010, all such new and renewal business is 100% reinsured. As of December 31, 2011, we continued to write this business in only two states and will stop writing all of this business as of April 30, 2012. The sale of these businesses did not have a material effect on our financial condition, results of operations, or cash flows.

Service Businesses

Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our operations, primarily include:

•

Commercial Auto Insurance Procedures/Plans (CAIP) - We are the only servicing carrier on a nationwide basis for CAIP, which are state-supervised plans servicing the involuntary market in 42 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. In 2010, we reached an agreement with AIPSO (the national organization responsible for administering the involuntary insurance market) under which we will receive a supplemental fee, when necessary, to satisfy a minimum servicing fee requirement; this agreement is scheduled to expire on August 31, 2013. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•

Progressive Home Advantage® - Through Progressive Home Advantage, we offer, either directly or through our network of independent agents, new and existing Progressive Agency and Direct customers home, condominium, and renters insurance underwritten by unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not available to customers in Florida and Alaska. For the policies written under this program in our Direct business, we receive commissions, which are used to mitigate the expenses associated with maintaining this program.

•

Progressive Commercial AdvantageSM - We currently offer our Commercial Auto customers the ability to package their auto coverage with other commercial coverages that are underwritten by three unaffiliated insurance companies. This program offers general liability coverage in 19 states and workers’ compensation coverage in 14 states as of December 31, 2011. We receive commissions for the policies written under this program, which are used to mitigate the expenses associated with maintaining this program.

Claims

We manage our claims handling on a companywide basis through approximately 280 claims offices located throughout the United States. In addition, we have in operation 54 service centers, in 41 metropolitan areas across the country, that provide our concierge level claims service, of which 7 have combined our claims offices and service centers to improve our efficiency. These service centers are designed to provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will then write the estimate, select a qualified repair shop, arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. We hold a U.S. patent for this innovative approach to the vehicle repair process, which increases consumer satisfaction and our productivity, and improves the cycle time in comparison to other claims settlement processes. This patent expires on June 5, 2021.

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

Insurance Regulation

Progressive’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Progressive’s insurance subsidiaries and its affiliate are domiciled in the states of Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain Progressive subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.

State insurance laws impose numerous requirements, conditions, and limitations on the operations of insurance companies. Insurance departments have broad regulatory powers relating to those operations. Regulated areas include, among others:

•	Licensing of insurers and agents

•	Capital and surplus requirements

•	Statutory accounting principles specific to insurance companies and the content of required financial and other reports

•	Requirements for establishing insurance reserves

•	Investments

•	Acquisitions of insurers and transactions between insurers and affiliates

•	Limitations on rates of return or profitability

•	Rating criteria, rate levels, and rate changes

•	Insolvencies of insurance companies

•	Assigned risk programs

•	Authority to exit a business, and

•	Numerous requirements relating to other areas of insurance operations, including: required coverages, policy forms, underwriting standards, and claims handling.

Insurance departments are authorized to conduct periodic and other examinations of regulated insurers’ financial condition and operations to monitor the financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations. In addition, in some states, the attorney general’s office may exercise certain supervisory authority over insurance companies and, from time to time, may investigate certain insurance company practices.

Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2011, we had net premiums written of $15,146.6 million and statutory surplus of $5,269.2 million. The combined premiums-to-surplus ratio for all Progressive insurance companies was 2.9 to 1. In addition, as of December 31, 2011, we had access to $2.0 billion in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth as needed. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. Progressive’s RBC ratios are well in excess of minimum requirements.

Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. These reports include:

•	the insurer’s financial statements under statutory accounting principles

•	details concerning claims reserves held by the insurer

•	specific investments held by the insurer, and

•	numerous other disclosures about the insurer’s financial condition and operations.

State insurance laws and insurance departments also regulate investments that insurers are permitted to make. Limitations are placed on the amounts an insurer may invest in a particular issuer, as well as the aggregate amount an insurer may invest in certain types of investments. Certain investments are prohibited.

Insurance holding company laws enacted in many jurisdictions authorize insurance departments to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between insurers and their affiliates. See the “Dividends” discussion in Item 5(c) herein for further information on these dividend limitations. In December 2010, the NAIC promulgated a revised model holding company act, which, to the extent ultimately adopted by individual state legislatures, will expand the scope of existing insurance holding company regulation.

Under state insolvency and guaranty laws, insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from the insolvency of other insurers. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks that cannot find coverage in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage that must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans, which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.

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

As mentioned above, insurance departments have regulatory authority over many other aspects of an insurer’s insurance operations, including coverages, forms, rating criteria, and rate levels. The ability to implement changes to these items on a timely basis is critical to our ability to compete effectively in the marketplace. Rate regulation varies from “use and file,” to “file and use,” to prior approval.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of discriminatory pricing, underwriting practices and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act created a new Federal Insurance Office, which is required to collect information about the insurance industry and monitor the industry for systemic risk.

In addition to our U.S. operations, we write personal auto physical damage and property damage liability insurance in Australia through a branch of one of our U.S. insurance subsidiaries. This insurance is offered solely through the Internet. We do not write auto bodily injury liability or medical payment insurance in Australia. There are two primary agencies that regulate insurance in Australia: the Australian Securities and Investment Commission, which regulates customer disclosures, and the Australian Prudential Regulatory Authority, which regulates solvency. Both agencies enforce laws within their jurisdiction, issue regulations, take enforcement actions, and, in general, have broad regulatory powers. Progressive Direct Insurance Company has been issued licenses by both agencies and the licenses are in good standing.

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

Investments

Our approach to investment and capital management seeks to ensure that we have sufficient capital to support all of the insurance premiums that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $16.0 billion at December 31, 2011, compared to $15.5 billion at December 31, 2010. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $582.6 million in 2011, compared to $616.2 million in 2010 and $534.1 million in 2009. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2011 was 25,007, all of whom were employed by subsidiaries of The Progressive Corporation.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on June 30, 2011, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2011	2010	2009
Balance at January 1	$7,071.0	$6,653.0	$6,177.4
Less reinsurance recoverables on unpaid losses	704.1	529.4	244.5

Net balance at January 1	6,366.9	6,123.6	5,932.9

Incurred related to:
Current year	10,876.8	10,451.7	10,040.9
Prior years	(242.0)	(320.4)	(136.0)

Total incurred	10,634.8	10,131.3	9,904.9

Paid related to:
Current year	7,289.3	6,841.0	6,542.2
Prior years	3,252.3	3,047.0	3,172.0

Total paid	10,541.6	9,888.0	9,714.2

Net balance at December 31	6,460.1	6,366.9	6,123.6
Plus reinsurance recoverables on unpaid losses	785.7	704.1	529.4

Balance at December 31	$7,245.8	$7,071.0	$6,653.0

Our reserves developed favorably in each of the last three years, which is reflected as “Incurred related to prior years” in the table above. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, changes in reserve estimates by claim representatives, and emergence of unrecorded claims at rates different than reserved. The favorable reserve development, for 2011 and 2010 for our Personal Lines business (primarily personal auto) and for the last three years for our Commercial Auto business, reflected the settlement of larger losses for amounts less than we originally reserved. During the last three years, we also experienced lower than expected defense and cost containment costs, reflecting a combination of fewer claims being litigated, as well as the fact that a greater percentage of these cases are now being handled by our in-house counsel, which is a cost-effective alternative to using external law firms. In addition, for 2010, our IBNR reserves developed favorably due to lower severity and frequency of late emerging claims. However, in 2011, the number of late emerging claims increased over 2010 and was greater than anticipated by our carried IBNR; thus, we recognized unfavorable development on our total IBNR reserves.

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

We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(millions)

	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$3,238.0	$3,813.0	$4,576.3	$5,285.6	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0	$7,071.0	$7,245.8

LESS: REINSURANCE RECOVERABLES ON UNPAID LOSSES	168.3	180.9	229.9	337.1	347.2	361.4	287.5	244.5	529.4	704.1	785.7

LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	3,069.7	3,632.1	4,346.4	4,948.5	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6	6,366.9	6,460.1

PAID (CUMULATIVE) AS OF:
One year later	1,601.7	1,860.7	2,233.8	2,355.5	2,662.1	2,897.4	3,036.9	3,172.0	3,047.0	3,252.3
Two years later	2,290.7	2,688.9	3,148.1	3,430.6	3,931.0	4,240.4	4,361.4	4,427.8	4,348.4	0
Three years later	2,655.8	3,084.6	3,642.5	3,999.9	4,584.7	4,856.2	4,966.1	5,031.7	0	0
Four years later	2,821.0	3,291.6	3,873.0	4,269.6	4,839.1	5,121.9	5,227.5	0	0	0
Five years later	2,910.2	3,381.7	3,977.1	4,368.6	4,948.7	5,229.0	0	0	0	0
Six years later	2,945.7	3,416.7	4,012.5	4,419.2	4,995.6	0	0	0	0	0
Seven years later	2,959.6	3,428.7	4,034.4	4,445.7	0	0	0	0	0	0
Eight years later	2,962.9	3,440.7	4,047.3	0	0	0	0	0	0	0
Nine years later	2,970.6	3,449.7	0	0	0	0	0	0	0	0
Ten years later	2,976.8	0	0	0	0	0	0	0	0	0

LIABILITY RE-ESTIMATED AS OF:
One year later	3,073.2	3,576.0	4,237.3	4,592.6	5,066.2	5,443.9	5,688.4	5,796.9	5,803.2	6,124.9
Two years later	3,024.2	3,520.7	4,103.3	4,485.2	5,130.5	5,469.8	5,593.8	5,702.1	5,647.7	0
Three years later	2,988.7	3,459.2	4,048.0	4,501.6	5,093.6	5,381.9	5,508.0	5,573.8	0	0
Four years later	2,982.7	3,457.8	4,070.0	4,471.0	5,046.7	5,336.5	5,442.1	0	0	0
Five years later	2,993.7	3,475.4	4,073.7	4,475.5	5,054.6	5,342.8	0	0	0	0
Six years later	3,002.5	3,472.5	4,072.4	4,486.4	5,060.8	0	0	0	0	0
Seven years later	3,000.6	3,470.1	4,080.5	4,486.3	0	0	0	0	0	0
Eight years later	2,995.8	3,477.3	4,077.8	0	0	0	0	0	0	0
Nine years later	3,000.9	3,475.9	0	0	0	0	0	0	0	0
Ten years later	3,000.0	0	0	0	0	0	0	0	0	0

NET CUMULATIVE DEVELOPMENT FAVORABLE/ (UNFAVORABLE)	$69.7	$156.2	$268.6	$462.2	$252.3	$20.8	$213.1	$359.1	$475.9	$242.0

PERCENTAGE[2]	2.3	4.3	6.2	9.3	4.7	0.4	3.8	6.1	7.8	3.8

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$3,204.7	$3,748.1	$4,446.2	$4,984.1	$5,655.7	$5,981.4	$6,083.6	$6,219.4	$6,333.4	$6,876.6

LESS: RE-ESTIMATED REINSURANCE RECOVERABLES ON UNPAID LOSSES	204.7	272.2	368.4	497.8	594.9	638.6	641.5	645.6	685.7	751.7

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$3,000.0	$3,475.9	$4,077.8	$4,486.3	$5,060.8	$5,342.8	$5,442.1	$5,573.8	$5,647.7	$6,124.9

GROSS CUMULATIVE DEVELOPMENT: FAVORABLE/ (UNFAVORABLE)	$33.3	$64.9	$130.1	$301.5	$4.6	$(256.4)	$(140.9)	$(42.0)	$319.6	$194.4

[1]	Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
[2]	Cumulative development ÷ liability for unpaid losses and LAE - Net.

The above table presents the development of balance sheet liabilities for losses and LAE from 2001 through 2010. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2011, our insurance subsidiaries had paid $3,449.7 million of the currently estimated $3,475.9 million of losses and LAE that had been unpaid at the end of 2002; thus, an estimated $26.2 million of losses incurred through 2002 remain unpaid as of the current financial statement date.

The “Net Cumulative Development” represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 2001 liability has developed favorably by $69.7 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on income in calendar year 2003. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 9 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2011, but incurred in 2008, will be included in the cumulative development amount for years 2008, 2009, and 2010. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

For 2001, while we experienced an increase in bodily injury severity, our developed reserves were within 2.5% of our original estimates. Our bodily injury severity change was much lower than we expected between 2002 and 2005; thus, the reserve run-off for these years was very favorable following the end of each year, or about 4% to 9% of our original carried amounts. The reserve development for 2006 and 2007 was less than 4% of our original carried reserves. For both 2008 and 2009, we experienced favorable reserve development of more than 6% of our original estimates, which reflects the decreases in severity we experienced in both our personal auto (about 3.5%) and Commercial Auto (about 5%) businesses through 2011. The favorable development of approximately 4% for 2010 also reflects lower severity estimates for both personal auto and Commercial Auto, but to a lesser extent than the previous two years.

Although the detail is not presented in the table on page 10, we also re-estimate the reinsurance recoverables on unpaid losses each year. The top of the table shows the amount of reinsurance recoverables on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2010, we estimated our reinsurance recoverables on unpaid losses to be $704.1 million. During 2011, these reserves developed unfavorably by $47.6 million, bringing the re-estimated reinsurance recoverables on unpaid losses to $751.7 million, as shown at the bottom of the table. Over the last ten years, we experienced unfavorable development in our reinsurance recoverables on unpaid losses. This development primarily reflects our claims organization’s continuing process of re-evaluating Michigan personal injury protection claims that require lifetime reserve estimates. As a result, we increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 10 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.

(d) Financial Information About Geographic Areas.

We operate our businesses throughout the United States; we also sell personal auto physical damage insurance via the Internet in Australia. The amount of Australian revenues and assets is insignificant.

(e) Available Information.

Our website is located at progressive.com. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our reports on Form 10-K, Form 10-Q, and Form 8-K, and any amendments to these reports, available free of charge via our website at progressive.com/investors. These reports are also available on the SEC’s website: http://www.sec.gov.

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

•

Market Risks – changes in the value of assets held in our investment portfolios, which might result from a variety of factors impacting the investment marketplace generally, or the sectors, industries, or individual securities in which we have invested, and

•

Credit Risks – the risks that a counterparty to a transaction will fail to perform according to the terms of a contract or that we will be unable to obtain capital when necessary or to pay or otherwise satisfy our obligations when due.

Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. For example, although presented as an Operating Risk below, governmental regulation of insurance companies also affects our investing and financing activities, which are addressed separately under Market Risks and Credit Risks below. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed.

It also should be noted that our business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond our control. Issues such as unemployment rates, the number of vehicles sold, inflation or deflation, consumer confidence, and construction spending, among a host of other factors, will have a bearing on the amount of insurance that is purchased by consumers and small businesses. In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any such risks or uncertainties, or any of the following risks or uncertainties, develop into actual events, we could experience a materially adverse effect on our business, financial condition, cash flows, or results of operations. In that case, the market price of our common shares or debt securities could decline materially.

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

Our financial condition, cash flows, and results of operations depend on our ability to underwrite and set rates accurately for a full spectrum of risks. A primary role of the pricing function is to ensure that rates are adequate to generate sufficient premiums to pay losses, loss adjustment expenses, and underwriting expenses, and to earn a profit.

Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to conduct a complete and accurate analysis of available data

•	our ability to timely recognize changes in trend and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies, and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory action

•	the frequency and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events

•	our ability to understand the impact of ongoing changes in our claims settlement practices

•	changing driving patterns

•	advancements in vehicle technology

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations, and

•	unanticipated changes in auto repair costs, auto parts prices, and used car prices.

The realization of one or more of such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our competitiveness and growth prospects. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, thereby constraining our ability to write new business.

Our success depends on our ability to establish accurate loss reserves.

Our financial statements include loss reserves, which represent our best estimate of the amounts that the subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, in multiple markets

•	unexpected changes in medical and auto repair costs

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•	the effects of changes in our claims settlement practices

•	our ability to recognize fraudulent or inflated claims

•	the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy and timeliness of estimates of total loss and loss adjustment expenses as determined by our employees for different categories of claims.

As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a materially adverse effect on our results of operations, liquidity, or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 9 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on June 30, 2011.

Our insurance operating results may be materially adversely affected by severe weather conditions or other catastrophic events.

Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable. Moreover, changing climate conditions may increase the frequency and severity of natural disasters.

The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. We use catastrophe modeling tools and third-party experts to help estimate our exposures to such events, but those tools and expert opinions are based on historical data and other assumptions and may result in projections that prove to be inaccurate. An increase in the frequency or severity of catastrophes during a given period could materially adversely affect our financial performance, cash flows, and results of operations.

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

Our business focuses on insurance for personal autos and recreational vehicles and on commercial auto policies for small businesses, all of which are highly competitive businesses. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be seriously compromised. In addition, due to our focus on the auto insurance market, we may be more sensitive than other insurers to trends that could affect auto insurance coverages and rates over time. For example, if changing driving patterns, rising gasoline prices, advancements in vehicle technology, or other factors, were to result in decreased auto insurance rates for an extended period, our ability to generate revenue growth could be significantly impaired.

Historically, the auto insurance industry has been known as a cyclical industry, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. Unexpected increases in the insurers’ underlying costs (such as vehicle repair costs, medical costs, and the expenses to resolve claims) can reduce profits or result in underwriting losses. As the insurers recognize this situation (which can occur at different times for different companies, as a result of varying loss cost experiences and profitability goals), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profit to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot determine whether such cyclicality is currently impacting the auto insurance market, nor can we predict whether it will do so in the future.

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

From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our, and/or our competitors’, then-current or historical modes of doing business, and must be instituted in the context of a complicated regulatory environment. These innovations may also require extensive modifications to our systems and processes, and thus may add to our costs and entail a high degree of complexity and risk, which makes their implementation a challenge. In addition, our efforts may disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). Many of these initiatives are also implemented in cooperation with, or in reliance on, third party vendors and their systems, which may further limit our control of implementation, quality, customer experiences, and successful outcomes. Our efforts ultimately may not achieve the business goals that we have set. Our ability to develop and implement such strategic initiatives that are accepted and valued by our customers and create a sustainable advantage is critical, however, to maintaining or enhancing our competitive position; if we fail to do so, or if we are unable to maintain the advantage over our competition, our business could be materially adversely affected.

At the same time, innovations by competitors or other market participants may increase the level of competition in the industry. These developments can include product, pricing, or marketing innovations, new or improved services, technological advances, or new modes of doing business that enhance the customer’s ability to shop and compare prices from multiple companies, among other initiatives. The growth in mobile communications and the prominence of social media as a source of information for consumers are recent examples of significant developments in the marketplace where we are committing substantial resources. Our ability to react to such advances, develop and maintain winning strategies, and then navigate the new competitive environment is important to our success.

The fast pace of change and innovation in our businesses, combined with ongoing technological, regulatory, and other developments, results in significant levels of complexity in our products and in the systems and processes we use to run our business. The complexity may create barriers to implementing certain new ideas or providing high-quality products and customer experiences, and may lead to the increased possibility of error in executing our business strategies, as well as difficult management decisions regarding the allocation of available resources (such as IT resources) for competing initiatives or projects. Our inability to manage this complexity effectively, to bring new ideas to market, to allocate and prioritize appropriately our resources, or to prevent errors could result in decreased ability to compete effectively for insurance business, poor customer experiences, substantially increased costs, liability to third parties, regulatory investigations and sanctions, and damage to our brand.

We must develop and maintain a brand that is recognized and trusted by consumers.

It is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to improve brand recognition, generate new business, and increase the retention of our current customers. We believe that improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important given the significance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts and related expenditures within the automobile insurance market. If our campaigns are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.

Our brand could also be adversely affected by incidents that reflect negatively on our company. These situations might include, among others, failing to protect sensitive customer information, systems failures, effects of cyber attacks (such as computer hacking, data theft, system disruption, and viruses and malware), errors in handling a customer’s policy, inappropriate handling of claims of policyholders or other parties, misconduct by our officers, directors or employees or others acting on our behalf, inability to service outstanding policies or write new business due to our systems failures or the failure of third-party systems that we use, facility shut-downs or other causes, litigation or regulatory actions challenging our business practices, and actions by our other business partners, including unaffiliated businesses through which we offer bundled products (such as homeowners insurance) and other business partners, and many of the other matters that are discussed in these Risk Factors.

Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.

Our success depends on our ability to attract, develop, compensate, and retain talented employees, including executives and other key managers. Our loss of certain key officers and employees, or the failure to attract or develop talented executives and managers with diverse backgrounds and experiences, could have a materially adverse effect on our business.

In addition, we must forecast sales and claims volume and other factors in changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing quality and our ability to service our ongoing and new business) in one or more business units or locations. In either such event, our financial results, customer relationships, and brand could be materially adversely affected.

Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and employee culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace. In such events, the productivity of certain of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

The Progressive Corporation and its insurance subsidiaries are subject to a variety of complex laws and regulations.

Progressive’s insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, and Australia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, such as, in recent years, legislative and regulatory initiatives concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting, and efforts to freeze, set, or roll back insurance premium rates or limit the rate of return that an insurance company may earn. Insurance laws and regulations may, among other things, limit our insurance subsidiaries’ ability to underwrite and price risks accurately, prevent our subsidiaries from obtaining timely rate changes to recognize increased or decreased costs, restrict our subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, prescribe the form and content of certain disclosures and notices to policyholders, and dictate the types of investments that an insurance company may hold. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow our business in the applicable jurisdictions.

The actual or alleged failure to comply with this complex variety of laws and regulations by us or other companies in the insurance, financial services, or related industries, also could result in actions or investigations by regulators, state attorneys general, or other law enforcement officials. Such actions and investigations, and any determination that we have not complied with an applicable law or regulation, could potentially lead to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries could face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

New legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more jurisdictions. From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. For example, in 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which, among other provisions that could impact aspects of our operations, created within the United States Department of the Treasury a new Federal Insurance Office (FIO), whose purpose is (in part) to collect information about the insurance industry and monitor the industry for systemic risk. If the FIO were to recommend to the new Financial Stability Oversight Council (also created by the Dodd-Frank Act) that we are “systemically significant” and therefore require additional regulation, or that the insurance industry as a whole should be regulated at the federal level, our businesses could be affected significantly. We are unable to predict whether any additional federal laws or regulations will be enacted and how and to what extent such laws and regulations would affect our businesses.

Insurance regulation may create risks and uncertainties for Progressive’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 5 of this report.

Our success depends on our ability to adjust claims accurately.

We must accurately evaluate and pay claims that are made under our insurance policies. Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of our claims representatives, the extent of and our ability to recognize and respond to fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, technologies, and systems to support our claims functions, and the success of our concierge level claims services program. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand image and, as a result, materially adversely affect our competitiveness, financial results, prospects, and liquidity.

Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.

The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. Other such litigation may arise in the future concerning similar or other business practices. These lawsuits include cases alleging damages as a result of our subsidiaries’ use of credit in underwriting and related requirements under the U.S. Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims; other claims handling procedures; challenges to our direct repair program and service center program; interpretations of the provisions of our insurance policies; and policy implementation and renewal procedures, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that certain of our subsidiaries’ business practices or systems violate the patent, trademark, or other intellectual property rights of third parties. Additional litigation may be filed against us concerning our employment-related practices, allegations of medical or attorney malpractice, and other general liability causes of action arising from our operations. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs, and/or limitations on, our subsidiaries’ business operations.

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

Our business could be materially and adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our vendors.

Our business requires that we build and maintain large and complex computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. These systems are subject to attacks by third parties, including sophisticated individuals and groups with substantial computing resources and capabilities. Such attacks may include, among other things, attempts to gain unauthorized access to:

•	steal, corrupt, or destroy data

•	misappropriate funds

•	disrupt or shut down our systems

•	deny customers or others access to our systems, or

•	infect our systems with viruses or malware.

Similarly, an employee, consultant, agent, or other person with legitimate access to our systems may take actions, or be the subject of a security breach or cyber attack, which could result in improper or unauthorized access to our systems, and in the loss, corruption, or theft of our intellectual property or the personal information of our customers or employees.

We also conduct significant business functions and computer operations using the systems of third-party vendors, which may provide software, data storage, and other computer services to us (some of which may be referred to as “cloud computing”). These third-party systems may experience similar cyber attacks and other security breaches, along with the possible risk of loss or unauthorized publication of Progressive’s information or the confidential information of our customers and employees. These relationships present further risk management challenges for us, including, among others: confirming and monitoring the third-party’s security measures; the potential for improper handling of or access to our data; and data location uncertainty and the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate.

We undertake substantial efforts to protect our systems and the sensitive personal information of our customers and employees. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security assurance. Examples include physical security measures, access and password policies, firewalls, systems monitoring, malicious code protection, network and host-based intrusion detection and prevention measures, data loss prevention measures, configuration assurance, data encryption, and event management, as well as third party intrusion vulnerability testing. In addition, we seek to assure the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing testing, auditing, and evaluation of third-party compliance with the required standards. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

Our business could be significantly damaged by a security breach, data loss or corruption, or cyber attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer information is stolen or if another party’s systems are adversely affected. In addition, such an event could cause a significant disruption of our ability to conduct our insurance operations, adversely affect our competitive position if material trade secrets or other confidential information are stolen, and have severe ramifications on our reputation and brand, potentially causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us. We have elected to self-insure these risks at this time. The occurrence of a security breach, data loss or corruption, or cyber attack, if sufficiently severe, could have a materially adverse effect on our business results, prospects, and liquidity.

We also rely heavily on credit card acceptance for payment of premiums and claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the Payment Card Industry Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures that companies accepting credit card payments, such as Progressive, must satisfy with respect to the handling of sensitive information. While the PCI standards set a high bar for data security, compliance with them does not alone ensure that sensitive information will be maintained on a secure basis. In September 2011, an independent organization recognized by PCI for such purposes, recertified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and annual recertification of our processes. Our intention is to maintain compliance with PCI’s data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.

Our business depends on the secure and uninterrupted operation of our facilities, systems, and business functions.

Our business is highly dependent upon our employees’ ability to perform, in an efficient and uninterrupted manner, necessary business functions (such as Internet support and 24-hour call centers), processing new and renewal business, and processing and paying claims and other obligations. Our facilities and systems could become unavailable, inoperable, or otherwise impaired from a variety of causes, including, without limitation, natural events, such as hurricanes, tornadoes, windstorms, earthquakes, severe winter weather and fires, or other events, such as explosions, terrorist attacks, computer security breaches or cyber attacks (as discussed above), riots, hazardous material releases, medical epidemics, utility outages, interruptions of our data processing and storage systems or the systems of third-party vendors, or unavailability of communications facilities. Likewise, we could experience a failure or corruption of one or more of our information technology, telecommunications, or other systems for various reasons, including failures that might occur as existing systems are replaced or upgraded.

The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, or perform other necessary business functions. This could result in a materially adverse effect on our business results, prospects, and liquidity, as well as damage to customer goodwill.

Our business is also highly dependent on access to, and the operation of, the financial markets to provide us with the ability to liquidate securities and transfer or receive funds on a timely basis. Disruptions in financial markets, or an interruption or breakdown in the federal wire transfer systems, could limit our ability to meet payment obligations. A mismatch or timing difference between our cash inflows and our cash needs, or the inability to convert investment securities into cash when needed, could also adversely affect our ability to make timely payments.

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

•

Investment credit risk – the risk that the value of certain investments may decrease due to a deterioration in the financial condition, operating performance or business prospects of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities, which, in each case, also includes the risk of permanent loss. In the case of governmental issuers, the risk includes the potential for unbalanced budgets, required austerity measures, debt defaults, or other social or political turmoil.

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

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a lack of transparency regarding the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized credit rating agencies are based on incomplete or inaccurate information or otherwise prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio is primarily managed by a third party to track the Russell 1000 Index, with a small portion actively managed by a separate investment advisory firm using a value-oriented investment approach. Our equity investments are subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio that is designed to track an index, such as the Russell 1000, or that follows a specific investment discipline, such as value investing, does not reduce the risks inherent in equity investing and is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and also may be subject to some of the same risks that affect our fixed-income portfolio, as discussed above. For example, a rapid rise in interest rates may cause equity prices to fall, particularly those of interest-sensitive companies. In addition, even though the Russell 1000 Index is broadly diversified, significant portions of the index may be concentrated in one or more sectors, such as the financial services industry, which may adversely affect the performance of our common equity portfolio if such a sector underperforms. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline both in the value of our common equity portfolio and in our capital. Likewise, the actively managed equity portfolio will be subject to risks arising from the investment decisions of the investment advisor, including sector or industry concentrations, lack of geographic diversification, and the performance of individual issuers.

Both the fixed-income and the common equity portfolios are also subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments we hold and our ability to liquidate them when desired may be adversely affected if those markets are disrupted or otherwise affected by significant negative factors, including, without limitation:

•	local, national, or international events, such as regulatory changes, power outages, system failures, wars, or terrorist attacks

•	a recession, depression, political or social upheaval, or other development in either the U.S. or other economies that adversely affects the value of securities held in our portfolios

•

financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, such as derivative transactions, which could further disrupt the markets or cause us to incur losses if counterparties to one or more of our transactions should default

•

inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact our ability to sell a specific security or a group of securities at a reasonable price when desired

•

the failure, or perceived failure, of governmental attempts to stabilize their budgets or economies through austerity programs, tax increases or other measures, to stabilize specific companies or groups of companies through capital injections, to shore up markets, or otherwise to spur economic recovery or growth, or the failure or refusal of a government to engage in such efforts

•	investor fear, whether substantiated or not, causing the market to react irrationally

•	a significant change in inflation expectations, or the onset of deflation or stagflation

•	a default on sovereign debt, or the perception that such a default is likely, and

•	a significant devaluation of governmental or private sector credit, currencies or financial markets, or other factors or events.

If the fixed-income or equity portfolios, or both, were to suffer a substantial decrease in value due to market, sector, or issuer-specific conditions, our liquidity, financial position, and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance subsidiary’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business. If we, at that time, are unable to supplement the subsidiary’s capital from The Progressive Corporation’s other assets or by issuing debt or equity securities on acceptable terms, our business could be materially adversely affected.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion of the composition of our investment portfolio as of December 31, 2011, and of the market risk associated with our investment portfolio.

IV.	Credit Risks

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts become insolvent, experience other financial difficulties, or default in the performance of contractual obligations.

Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements. These include, for example, contracts for the acquisition of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to our operations), agreements with other insurance carriers to bundle products that we do not offer, and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies). In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks or other financial institutions. If one or more of these parties were to default in the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product, or service that is significant to our business, we could suffer significant financial losses and operational interruptions or other problems, which could in turn adversely affect our financial performance, cash flows, or results of operations and cause damage to our brand and reputation.

Our insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repurchase its securities, repay indebtedness, or make capital contributions to its other subsidiaries or affiliate.

The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, repurchase its common shares or other securities, or make capital contributions to or otherwise fund its subsidiaries or affiliate. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

•	Insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus

•	Insurance regulations restrict the amounts available for distribution based on either net income or surplus of the insurance company

•	Competitive pressures require our insurance subsidiaries to maintain high financial strength ratings, or

•

In certain jurisdictions, prior approval must be obtained from regulatory authorities for the insurance subsidiaries to pay dividends or make other distributions to affiliated entities, including the parent holding company.

Further information on insurance laws and regulations that may limit the ability of our insurance subsidiaries to pay dividends can be found in Item 5(c), “Dividends,” of this report.

If we fail to maintain sufficient capital to support our business, our financial condition and our ability to grow could be adversely affected.

We intend to maintain capital levels as necessary to pay all claims and other business expenses, to meet regulatory requirements, to support the growth of our insurance businesses, to provide for additional protection against possible large, unexpected losses, and to provide the necessary resources to pay dividends, repurchase stock or other securities, and fund corporate opportunities. The appropriate level of capital at any time is estimated by management based, in part, on current and anticipated business results and growth prospects, and projections of the levels of capital needed to protect us against unexpected events within a confidence level determined through our risk management process. The amount of capital that we seek to maintain also is driven by our assessment of potential exposures and correlations to our underwriting, investing, and operating risks, including those discussed in these Risk Factors. The estimates for unexpected events are internally produced and are the result of extensive analysis and modeling of the types and magnitude of risks that we are likely to face. While we regularly implement new measures to improve our techniques for estimating our capital needs, our ability to predict accurately the nature, size, and scope of unexpected events is inherently uncertain.

The amount of capital that we hold at any given time is determined by regulatory requirements and the performance of our insurance operations and investment results (including investment income, valuation changes in our portfolio, and the realization of any deferred tax benefits), as well as by our capital management activities, such as the payment of cash dividends, repurchases of our common shares and debt securities, the establishment of credit lines, and the issuance by us of debt, equity, or other securities. If we experience losses in our insurance operations or from our investment portfolio, our capital levels may be reduced, perhaps significantly. If our capital level falls lower than the amount needed at a given time, our ability to grow and successfully operate the insurance business could be constrained until additional sources of capital are secured. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators and other third parties (such as rating agencies, underwriters, institutional and other investors, and our customers), potentially resulting in regulatory actions or our inability to gain access to debt or equity markets at favorable rates, and the price of our common shares or debt securities could fall significantly.

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

Our credit and financial strength are evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Progressive and its insurance subsidiaries currently enjoy favorable, stable ratings. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by investors, producers, other businesses, and consumers could also be significantly impaired. In addition, a downgrade could trigger contractual obligations in certain derivative transactions requiring us to post substantial amounts of collateral, in cash or high-grade assets, for the benefit of the other party to the transaction. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.

The Progressive Corporation’s annual dividend policy will result in a variable payment to shareholders each year, or no payment in some years, and the dividend program ultimately may be changed in the discretion of the Board of Directors.

We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2011 and 2012) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes net investment income, realized investment gains and losses and the change in unrealized investment gains and losses) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual dividend in 2012 (to be paid early in 2013), the dividend, if any, would not be declared by the Board until late 2012 or early 2013, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2012 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity or financial position as described above under “Investing Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares or debt securities.

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

In addition, due to our focus on the long-term value of the enterprise, we may undertake business strategies and establish related financial goals for a specific year that are designed to enhance our longer-term performance, while understanding that such strategies may not always similarly benefit short-term results, such as our annual underwriting profit or earnings per share. Such strategies, for example, may involve a reduction in premiums for certain products or customers, or increases in advertising spend, to support growth or enhance retention of current customers. Consequently, these strategies may adversely affect short-term performance or the amount of our variable dividend for a given year, and may result in additional volatility in the price of our common shares or debt securities.

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

We lease approximately 3.1 million square feet of space throughout the United States and one location in Australia. These leases are generally short-term to medium-term leases of commercial space.

In addition to our corporate headquarters and another office complex and call center in Mayfield Village, Ohio, we own significant locations in Colorado Springs, Colorado; Tampa, Florida; and Tempe, Arizona.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2011	1	$21.24	$19.12	$21.13	$0
	2	22.08	19.79	21.38	0
	3	21.66	16.88	17.76	0
	4	19.74	16.97	19.51	.4072

		$22.08	$16.88	$19.51	$.4072

2010	1	$19.69	$16.18	$19.09	$0
	2	20.94	18.67	18.72	0
	3	21.59	18.41	20.87	0
	4	22.13	19.54	19.87	1.3987

		$22.13	$16.18	$19.87	$1.3987

The closing price of our Common Shares on February 15, 2012, was $21.34.

(b) Holders

We had 3,273 shareholders of record on December 31, 2011.

(c) Dividends

See the table above for the frequency and amount of cash dividends declared on our Common Shares, $1.00 par value, for the last two years.

Progressive maintains a policy of declaring an annual variable dividend, payable shortly after the close of the year. The annual variable dividend is based on a formula that multiplies our annual after-tax underwriting income by a target percentage factor and then by a companywide performance factor (known as our Gainshare factor). The Board determined the target percentage of after-tax underwriting income to be 20% for 2009, 25% for 2010, and 33-1/3% for 2011. This target will remain at 33-1/3% for 2012. The Gainshare factor can range from zero to two and is determined by comparing operating performance for the year to certain predetermined profitability and growth objectives in our insurance businesses. The Gainshare factor is also used in connection with our cash bonus program for employees and is approved by the Compensation Committee of the Board annually. Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Our annual variable dividend program is subject to certain limitations. To the extent the Gainshare factor is zero or if after-tax comprehensive income (net income plus the after-tax change in unrealized gains (losses) during the period, among other items) is less than after-tax underwriting income, no annual variable dividend will be paid.

Although it is our intent to calculate an annual dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual dividend for 2012 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. In December 2011, the Board of Directors declared an annual dividend, which was paid in February 2012 to shareholders of record at the close of business on January 26, 2012. The amount of the dividend was $.4072 per common share, or $249.4 million. The 2010 annual dividend was declared by the Board in December 2010 and paid to shareholders in February 2011; the total amount of dividends was $263.8 million, or $.3987 per common share. The 2009 annual dividend was declared by the Board in December 2009 and paid to shareholders in February 2010; the total amount of dividends was $108.4 million, or $.1613 per common share. In addition, in 2010, we returned $663.2 million to shareholders via an extraordinary cash dividend of $1.00 per share.

Consolidated statutory surplus was $5.3 billion on December 31, 2011, and $5.1 billion on December 31, 2010. At December 31, 2011, $472.6 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,195.8 million in 2012 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is set forth with respect to our equity compensation plans at December 31, 2011.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2010 Equity Incentive Plan	2,390,460	[1]	NA	15,609,540
2003 Incentive Plan	2,769,862	[1]	NA	2,532,382

Subtotal Employee Plans	5,160,322		NA	18,141,922

Director Plans:
2003 Directors Equity Incentive Plan	0		0	663,095
1998 Directors’ Stock Option Plan[2]	36,237		$12.51	0

Subtotal Director Plans	36,237		$12.51	663,095

Equity compensation plans
not approved by security holders:
None

Total	5,196,559		NM	18,805,017

NA = Not Applicable

NM = Not meaningful since restricted stock unit awards do not have an exercise price.

[1]

Represents restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis; there is no exercise price associated with restricted stock unit awards. For further discussion of these awards, see Note 9 - Employee Benefit Plans in Progressive’s 2011 Annual Report to Shareholders.

[2]	This plan has expired and no further awards may be made thereunder.

(e) Performance Graph

Incorporated by reference from the Performance Graph section in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(f) Recent Sales of Unregistered Securities

None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2011 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	4,225,100	$18.00	19,546,591	55,453,409
November	3,100,000	18.69	22,646,591	52,353,409
December	1,681,510	18.94	24,328,101	50,671,899

Total	9,006,610	$18.41

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In August 2011, we entered into a 10b5-1 trading plan to permit, under certain circumstances specified in the plan, the repurchase of our common shares during periods that are otherwise restricted under our internal policies; this plan expired in November 2011. During the fourth quarter, we repurchased shares under the 10b5-1 plan, in the open market, and in conjunction with our incentive compensation plans at the then current market prices.

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and to return underleveraged capital to investors. See Note 9 - Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted equity grants.

ITEM 6.	SELECTED FINANCIAL DATA

(millions - except per share amounts)

	For the years ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$15,508.1	$14,963.3	$14,563.6	$12,840.1	$14,686.8
Net income (loss)	1,015.5	1,068.3	1,057.5	(70.0)	1,182.5
Per share:
Net income (loss)[1]	1.59	1.61	1.57	(.10)	1.65
Dividends	.4072	1.3987	.1613	0	2.1450
Comprehensive income (loss)	924.3	1,398.8	1,752.2	(614.7)	1,071.0
Total assets	21,844.8	21,150.3	20,049.3	18,250.5	18,843.1
Debt outstanding	2,442.1	1,958.2	2,177.2	2,175.5	2,173.9

[1]	For 2008, amount represents basic earnings per share, since diluted earnings per share was antidilutive due to the net loss for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The attestation of the independent registered public accounting firm is incorporated by reference from our Annual Report, which is included as Exhibit 13 to this Form 10-K.

There has been no change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2012 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.

Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience

Glenn M. Renwick	56	President and Chief Executive Officer

Brian C. Domeck	52	Vice President and Chief Financial Officer

Charles E. Jarrett	54	Vice President, Secretary, and Chief Legal Officer

Thomas A. King	52	Vice President and Treasurer

Jeffrey W. Basch	53	Vice President and Chief Accounting Officer

John A. Barbagallo	52	Commercial Lines Group President, including Agency Operations, since September 2007; Agency Group President prior to September 2007

M. Jeffrey Charney	52	Chief Marketing Officer since November 2010; Senior Vice President and Chief Marketing Officer of Aflac Incorporated from November 2008 to October 2010; Senior Vice President and Chief Marketing Officer of QVC, Inc. prior to November 2008

William M. Cody	49	Chief Investment Officer

Susan Patricia Griffith	47	Claims Group President since March 2008; Chief Human Resource Officer prior to March 2008

Valerie Krasowski	46	Chief Human Resource Officer since August 2008; Special Lines General Manager prior to August 2008

John P. Sauerland	47	Personal Lines Group President since September 2007; Direct Group President prior to September 2007

Raymond M. Voelker	48	Chief Information Officer

Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated by reference from the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement.

Code of Ethics. Progressive has a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and other senior financial officers. This Code of Ethics is available at: progressive.com/governance. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on our Internet website at: progressive.com/governance.

Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2011. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).

Audit Committee. Incorporated by reference from the “Audit Committee” section of the Proxy Statement.

Financial Expert. Incorporated by reference from the “Audit Committee Financial Experts” section of the Proxy Statement (which can be found in “Audit Committee”).

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

Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information,” subsections “Board of Directors Independence Determinations” and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Listing of Financial Statements

The following consolidated financial statements included in Progressive’s 2011 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Balance Sheets - December 31, 2011 and 2010

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2011, 2010, and 2009

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)

(a)(2)	Listing of Financial Statement Schedules

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

See exhibit index contained herein beginning at page 42. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.4 through 10.69.

(b)	Exhibits

The exhibits in response to this portion of Item 15 are submitted concurrently with this report.

(c)	Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	December 31, 2011
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$2,842.7	$2,963.0	$2,963.0
States, municipalities, and political subdivisions	1,938.6	2,002.1	2,002.1
Public utilities	97.8	97.5	97.5
Corporate and other debt securities	2,703.7	2,798.7	2,798.7
Asset-backed securities	3,493.6	3,524.1	3,524.1
Redeemable preferred stocks	379.3	373.9	373.9

Total fixed maturities	11,455.7	11,759.3	11,759.3

Equity securities:
Common stocks:
Public utilities	113.7	147.4	147.4
Banks, trusts, and insurance companies	203.0	224.7	224.7
Industrial, miscellaneous, and all other	1,114.3	1,473.5	1,473.5
Nonredeemable preferred stocks	473.7	806.3	806.3

Total equity securities	1,904.7	2,651.9	2,651.9

Short-term investments[1]	1,551.8	1,551.8	1,551.8

Total investments	$14,912.2	$15,963.0	$15,963.0

[1]	Includes $10.0 million in treasury bills issued by the Australian government.

Progressive did not have any securities of any one issuer with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2011.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2011	2010	2009
Revenues
Dividends from subsidiaries	$875.3	$1,216.2	$1,230.6
Undistributed income from subsidiaries	225.7	(73.5)	(78.7)

Equity in net income of subsidiaries*	1,101.0	1,142.7	1,151.9
Intercompany investment income*	5.6	6.6	8.5
Net gains (losses) on extinguishment of debt	(.1)	6.4	0

Total revenues	1,106.5	1,155.7	1,160.4

Expenses
Interest expense	138.0	139.5	146.4
Deferred compensation[1]	.4	4.3	4.8
Other operating costs and expenses	4.7	3.9	3.3

Total expenses	143.1	147.7	154.5

Income before income taxes	963.4	1,008.0	1,005.9
Provision (benefit) for income taxes	(52.1)	(60.3)	(51.6)

Net income	$1,015.5	$1,068.3	$1,057.5

Other comprehensive income (loss)	(91.2)	330.5	694.7

Comprehensive income	$924.3	$1,398.8	$1,752.2

*	Eliminated in consolidation.
[1]	See Note 4 – Employee Benefit Plans in these condensed financial statements.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	December 31,
	2011	2010
Assets
Investment in affiliate	$1.0	$1.0
Investment in subsidiaries*	6,179.5	5,984.8
Receivable from investment subsidiary*	2,096.6	2,120.2
Intercompany receivable*	237.6	179.1
Income taxes	52.1	48.7
Other assets	69.0	70.2

Total Assets	$8,635.8	$8,404.0

Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$137.4	$132.8
Dividend payable	249.6	264.1
Debt	2,442.1	1,958.2

Total liabilities	2,829.1	2,355.1

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, including treasury shares of 184.7 and 135.3)	613.0	662.4
Paid-in capital	1,006.2	1,007.1
Retained earnings	3,495.0	3,595.7
Total accumulated other comprehensive income	692.5	783.7

Total shareholders’ equity	5,806.7	6,048.9

Total Liabilities and Shareholders’ Equity	$8,635.8	$8,404.0

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$1,015.5	$1,068.3	$1,057.5
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income from subsidiaries	(225.7)	73.5	78.7
Amortization of stock-based compensation	2.1	2.4	1.8
Net (gains) losses on extinguishment of debt	.1	(6.4)	0
Changes in:
Intercompany receivable	(58.5)	(54.1)	(22.0)
Accounts payable, accrued expenses, and other liabilities	4.5	7.3	12.5
Income taxes	(3.4)	(12.2)	31.1
Other, net	4.2	(1.9)	(5.6)

Net cash provided by operating activities	738.8	1,076.9	1,154.0

Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(11.8)	(3.5)	(152.4)
Received from (paid to) investment subsidiary	23.6	122.0	(849.5)

Net cash provided by (used in) investing activities	11.8	118.5	(1,001.9)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	22.4	27.2	18.8
Tax benefit from exercise/vesting of stock-based compensation	6.4	14.0	9.7
Proceeds from debt issuance	497.0	0	0
Reacquisition of debt	(15.0)	(214.3)	0
Dividends paid to shareholders	(263.6)	(763.7)	0
Acquisition of treasury shares	(997.8)	(258.6)	(180.6)

Net cash used in financing activities	(750.6)	(1,195.4)	(152.1)

Change in cash	0	0	0
Cash, beginning of year	0	0	0

Cash, end of year	$0	$0	$0

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

Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2011 and 2010, $2.0 billion and $2.2 billion, respectively, of marketable securities were available in this company. Non-cash activity includes declared but unpaid dividends. For the years ended December 31, we paid the following:

(millions)	2011	2010	2009
Income taxes, net of refunds	$435.0	$434.0	$461.7
Interest	129.5	138.4	144.7

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

Note 4. Employee Benefit Plans — The information relating to incentive compensation plans and deferred compensation is incorporated by reference from Note 9 – Employee Benefit Plans in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

Note 5. Other Comprehensive Income — On the condensed Statements of Comprehensive Income, other comprehensive income (loss) represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on securities, net unrealized gains on forecasted transactions, and foreign currency translation adjustments.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

		Future
		policy
		benefits,		Other
		losses,		policy			Benefits,	Amortization
	Deferred	claims,		claims			claims,	of deferred
	policy	and		and		Net	losses, and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue	income[1,2]	expenses	costs	expenses	written
Year ended December 31, 2011:
Personal Lines					$13,431.1		$9,615.2	$1,231.9	$1,664.7	$13,612.2
Commercial Auto					1,467.1		1,010.7	166.6	156.3	1,534.3
Other indemnity					4.6		8.9	.7	.5	.1

Total	$433.6	$7,245.8	$4,579.4	$0	$14,902.8	$466.5	$10,634.8	$1,399.2	$1,821.5	$15,146.6

Year ended December 31, 2010:
Personal Lines					$12,826.9		$9,159.6	$1,188.1	$1,587.1	$13,024.4
Commercial Auto					1,474.2		958.6	167.9	162.7	1,449.5
Other indemnity[3]					13.7		13.1	3.9	(9.7)	2.9

Total	$417.2	$7,071.0	$4,353.8	$0	$14,314.8	$508.2	$10,131.3	$1,359.9	$1,740.1	$14,476.8

Year ended December 31, 2009:
Personal Lines					$12,365.9		$8,847.0	$1,171.6	$1,410.2	$12,453.1
Commercial Auto					1,623.3		1,050.7	187.0	155.8	1,533.9
Other indemnity					23.6		7.2	6.0	1.7	15.9

Total	$402.2	$6,653.0	$4,172.9	$0	$14,012.8	$495.9	$9,904.9	$1,364.6	$1,567.7	$14,002.9

[1]	Progressive does not allocate assets, liabilities, or investment income to operating segments.
[2]	Excludes total net realized gains (losses) on securities.
[3]	We sold our professional liability insurance businesses in the first quarter 2010. The gain on the sale is reflected in other operating expenses.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other		Assumed
Year Ended:	Amount	Companies	Companies	Net Amount	to Net
December 31, 2011
Premiums earned:
Property and liability insurance	$15,107.5	$204.7	$0	$14,902.8	0

December 31, 2010
Premiums earned:
Property and liability insurance	$14,519.2	$204.4	$0	$14,314.8	0

December 31, 2009
Premiums earned:
Property and liability insurance	$14,199.4	$186.6	$0	$14,012.8	0

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	Losses and Loss Adjustment
	Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended	Current Year	Prior Years
December 31, 2011	$10,876.8	$(242.0)	$10,541.6

December 31, 2010	$10,451.7	$(320.4)	$9,888.0

December 31, 2009	$10,040.9	$(136.0)	$9,714.2

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2012 appearing in the 2011 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 28, 2012

Consent of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Progressive Corporation:

We hereby consent to the incorporation by reference in the Registration Statements on:

Form	Filing No.	Filing Date
S-8	333-172663	March 8, 2011
S-8	333-104646	April 21, 2003
S-8	333-104653	April 21, 2003
S-8	333-41238	July 12, 2000
S-8	333-51613	May 1, 1998
S-8	33-57121	December 29, 1994
S-8	33-51034	August 20, 1992
S-8	33-16509	August 14, 1987

of The Progressive Corporation of our report dated February 28, 2012 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 28, 2012 relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 28, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

February 28, 2012	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	February 28, 2012

/s/ Glenn M. Renwick Glenn M. Renwick	Director, President, and Chief Executive Officer	February 28, 2012

/s/ Brian C. Domeck Brian C. Domeck	Vice President and Chief Financial Officer	February 28, 2012

/s/ Jeffrey W. Basch Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 28, 2012

* Stuart B. Burgdoerfer	Director	February 28, 2012

* Charles A. Davis	Director	February 28, 2012

* Roger N. Farah	Director	February 28, 2012

* Lawton W. Fitt	Director	February 28, 2012

* Stephen R. Hardis	Director	February 28, 2012

* Norman S. Matthews	Director	February 28, 2012

* Heidi G. Miller, Ph.D.	Director	February 28, 2012

* Patrick H. Nettles, Ph.D.	Director	February 28, 2012

* Bradley T. Sheares, Ph.D.	Director	February 28, 2012

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	February 28, 2012
Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Quarterly Report on Form 10-Q (filed on May 6, 2008; Exhibit 3.1 therein)

3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 24, 2009)	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 3.1 therein)

4	4.1	364-Day Secured Liquidity Credit Facility Agreement dated as of December 31, 2008 between The Progressive Corporation and PNC Bank, National Association (successor in interest to National City Bank) (“PNC Credit Agreement”)	Current Report on Form 8-K (filed on January 7, 2009; Exhibit 4.1 therein)

4	4.2	Amendment No. 1, dated as of December 31, 2009, to PNC Credit Agreement	Current Report on Form 8-K (filed on January 6, 2010; Exhibit 4.1 therein)

4	4.3	Amendment No. 2, dated as of December 31, 2010, to PNC Credit Agreement	Current Report on Form 8-K (filed on January 4, 2011; Exhibit 4 therein)

4	4.4	Amendment No. 3, dated as of December 31, 2011, to PNC Credit Agreement	Current Report on Form 8-K (filed on January 4, 2012; Exhibit 4 therein)

4	4.5	Form of 6.375% Senior Notes due 2012, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture (see exhibit 4.11 below), as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 4.4 therein)

4	4.6	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.4 therein)

4	4.7	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 22, 2011; Exhibit 4.2 therein)

4	4.8	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.5 therein)

4	4.9	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 4.5 therein)

4	4.10	Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.18 below), as amended and supplemented	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.3 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.11	Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)

4	4.12	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)

4	4.13	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)

4	4.14	Third Supplemental Indenture dated December 7, 2001 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.4 therein)

4	4.15	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)

4	4.16	Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)

4	4.17	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Quarterly Report on Form 10-Q (filed on November 7, 2011; Exhibit 4.1 therein)

4	4.18

Junior Subordinated Indenture dated as of

June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)

			Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.1 therein)

4	4.19	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.2 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.20	Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed on September 7, 2011; Exhibit 4 therein)

4	4.21	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Current Report on Form 8-K (filed on June 22, 2007; Exhibit 4.4 therein)

4	4.22	Termination of Replacement Capital Covenant, dated June 23, 2010	Current Report on Form 8-K (filed on June 24, 2010; Exhibit 4 therein)

10(ii)	10.1	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.1 therein)

10(ii)	10.2	First Amendment to Sublease Agreement for Aircraft Hangar dated June 6, 2011 between Progressive Casualty Insurance Company and Acme Operating Corporation	Quarterly Report on Form 10-Q (filed on August 9, 2011; Exhibit 10.1 therein)

10(ii)	10.3	Assignment and Assumption of Lease Agreement dated July 7, 2010, between Acme Operating Company and Acme Acquisition Company	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.2 therein)

10(iii)	10.4	The Progressive Corporation 2010 Gainsharing Plan	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.6 therein)

10(iii)	10.5	First Amendment to The Progressive Corporation 2010 Gainsharing Plan	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.7 therein)

10(iii)	10.6	The Progressive Corporation 2011 Gainsharing Plan	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.8 therein)

10(iii)	10.7	The Progressive Corporation 2012 Gainsharing Plan	Filed herewith

10(iii)	10.8	The Progressive Corporation 2007 Executive Bonus Plan	Filed herewith

10(iii)	10.9	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)

10(iii)	10.10	First Amendment to The Progressive Corporation 2003 Incentive Plan	Filed herewith

10(iii)	10.11	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 4, 2010; Exhibit 10.1 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.12	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.2 therein)

10(iii)	10.13	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 and thereafter)	Current Report on Form 8-K (filed on March 26, 2007; Exhibit 10.1 therein)

10(iii)	10.14	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.16 therein)

10(iii)	10.15	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Current Report on Form 8-K (filed on March 26, 2007; Exhibit 10.2 therein)

10(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2009 through February 2010)	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 10.2 therein)

10(iii)	10.17	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.1 therein)

10(iii)	10.18	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.2 therein)

10(iii)	10.19	The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2010; Exhibit 10.2 therein)

10(iii)	10.20	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 8, 2010; Exhibit 10.1 therein)

10(iii)	10.21	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 11, 2010; Exhibit 10.1 therein)

10(iii)	10.22	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.1 therein)

10(iii)	10.23	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.1 therein)

10(iii)	10.24	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.1 therein)

10(iii)	10.25	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.2 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.26	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)

10(iii)	10.27	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.21 therein)

10(iii)	10.28	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.2 therein)

10(iii)	10.29	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.22 therein)

10(iii)	10.30	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.24 therein)

10(iii)	10.31	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.24 therein)

10(iii)	10.32	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.25 therein)

10(iii)	10.33	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.35 therein)

10(iii)	10.34	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.36 therein)

10(iii)	10.35	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed on December 20, 2007; Exhibit 10.1 therein)

10(iii)	10.36	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.29 therein)

10(iii)	10.37	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.30 therein)

10(iii)	10.38	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.31 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.39	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.32 therein)

10(iii)	10.40	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.33 therein)

10(iii)	10.41	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.43 therein)

10(iii)	10.42	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.35 therein)

10(iii)	10.43	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.34 therein)

10(iii)	10.44	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.37 therein)

10(iii)	10.45	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.38 therein)

10(iii)	10.46	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.48 therein)

10(iii)	10.47	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.40 therein)

10(iii)	10.48	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.41 therein)

10(iii)	10.49	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.42 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.50	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on August 2, 2007; Exhibit 10.1 therein)

10(iii)	10.51	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 10.54 therein)

10(iii)	10.52	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.42 therein)

10(iii)	10.53	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 10.1 therein)

10(iii)	10.54	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.47 therein)

10(iii)	10.55	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

10(iii)	10.56	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed on December 20, 2007; Exhibit 10.2 therein)

10(iii)	10.57	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Current Report on Form 8-K (filed on December 20, 2007; Exhibit 10.3 therein)

10(iii)	10.58	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.47 therein)

10(iii)	10.59	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.53 therein)

10(iii)	10.60	The Progressive Corporation 1998 Directors’ Stock Option Plan	Annual Report on Form 10-K (filed on February 27, 2008; Exhibit 10.65 therein)

10(iii)	10.61	Director Compensation Schedule for 2010 and 2011	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.64 therein)

10(iii)	10.62	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.65 therein)

10(iii)	10.63	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 1, 2007; Exhibit 10.1 therein)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.64	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.1 therein)

10(iii)	10.65	Third Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.2 therein)

10(iii)	10.66	Employment Offer Letter for Chief Marketing Officer	Filed herewith

10(iii)	10.67	2010 Non-plan Cash Bonus Paid to William M. Cody, Chief Investment Officer	Current Report on Form 8-K (filed on February 2, 2011; description under “Changes to Cash Bonus Plans” therein)

11	11	Computation of Earnings Per Share	Filed herewith

13	13	The Progressive Corporation 2011 Annual Report to Shareholders	Filed herewith

21	21	Subsidiaries of The Progressive Corporation	Filed herewith

23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 39 of this Annual Report on Form 10-K

24	24	Powers of Attorney	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

No other exhibits are required to be filed herewith pursuant to Item 601 of Regulation S-K.