Form 10-Q
period 2012-03-31
PROGRESSIVE CORP/OH/
filed 2012-05-07
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Common Shares, $1.00 par value: 611,155,122 outstanding at March 31, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

Three months ended March 31,	2012	2011	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$3,861.5	$3,665.3	5
Investment income	114.7	123.3	(7)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(.5)	(1.4)	(64)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	(.4)	0	NM

Net impairment losses recognized in earnings	(.9)	(1.4)	(36)
Net realized gains (losses) on securities	78.4	101.1	(22)

Total net realized gains (losses) on securities	77.5	99.7	(22)
Service revenues	8.2	5.2	58
Net gains (losses) on extinguishment of debt	(.7)	0	NM

Total revenues	4,061.2	3,893.5	4

Expenses
Losses and loss adjustment expenses	2,762.4	2,508.1	10
Policy acquisition costs	359.6	346.7	4
Other underwriting expenses	510.8	454.7	12
Investment expenses	4.2	3.1	35
Service expenses	8.2	4.0	105
Interest expense	31.9	31.5	1

Total expenses	3,677.1	3,348.1	10

Net Income
Income before income taxes	384.1	545.4	(30)
Provision for income taxes	126.5	182.5	(31)

Net income	257.6	362.9	(29)

Other Comprehensive Income, Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	3.0	(.9)	NM
Other net unrealized gains (losses) on securities	199.4	30.5	554

Total net unrealized gains (losses) on securities	202.4	29.6	584
Net unrealized gains on forecasted transactions	(.6)	(.8)	(25)
Foreign currency translation adjustment	.5	.2	150

Other comprehensive income	202.3	29.0	598

Comprehensive income	$459.9	$391.9	17

Computation of Net Income Per Share
Average shares outstanding—Basic	606.2	651.8	(7)
Net effect of dilutive stock-based compensation	3.8	4.0	(5)

Total equivalent shares—Diluted	610.0	655.8	(7)

Basic: Net income per share	$.42	$.56	(24)

Diluted: Net income per share	$.42	$.55	(24)

Dividends declared per share[1]	$0	$0

NM	= Not Meaningful

1        Progressive maintains an annual dividend program. See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,		December 31,
(millions)	2012	2011	2011
Assets
Investments—Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,623.7, $11,713.6, and $11,455.7)	$11,952.7	$11,890.3	$11,759.3
Equity securities:
Nonredeemable preferred stocks (cost: $434.0, $536.8, and $473.7)	832.4	1,099.9	806.3
Common equities (cost: $1,457.3, $1,169.3, and $1,431.0)	2,096.5	1,658.9	1,845.6
Short-term investments (amortized cost: $1,520.1, $1,128.4, and $1,551.8)	1,520.1	1,128.4	1,551.8

Total investments	16,401.7	15,777.5	15,963.0
Cash	156.0	155.5	155.7
Accrued investment income	96.8	111.3	105.7
Premiums receivable, net of allowance for doubtful accounts of $113.9, $103.5, and $124.2	3,167.5	2,928.5	2,929.8
Reinsurance recoverables, including $41.6, $34.9, and $32.3 on paid losses and loss adjustment expenses	818.5	767.3	818.0
Prepaid reinsurance premiums	70.0	86.7	69.8
Deferred acquisition costs	441.7	437.7	433.6
Income taxes	0	7.5	208.0
Property and equipment, net of accumulated depreciation of $591.4, $581.1, and $573.8	916.4	927.4	911.3
Other assets	200.7	326.7	249.9

Total assets	$22,269.3	$21,526.1	$21,844.8

Liabilities and Shareholders’ Equity
Unearned premiums	$4,880.6	$4,587.1	$4,579.4
Loss and loss adjustment expense reserves	7,337.4	7,073.6	7,245.8
Accounts payable, accrued expenses, and other liabilities	1,709.6	1,586.1	1,770.8
Income taxes	11.3	0	0
Debt[1]	2,080.0	1,958.7	2,442.1

Total liabilities	16,018.9	15,205.5	16,038.1

Common Shares, $1.00 par value (authorized 900.0; issued 797.6, 797.6, and 797.7, including treasury shares of 186.4, 141.9, and 184.7)	611.2	655.7	613.0
Paid-in capital	1,029.4	1,013.0	1,006.2
Retained earnings	3,715.0	3,839.2	3,495.0
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(2.4)	(2.7)	(5.4)
Other net unrealized gains (losses) on securities	887.6	799.6	688.2

Total net unrealized gains (losses) on securities	885.2	796.9	682.8
Net unrealized gains on forecasted transactions	7.3	13.9	7.9
Foreign currency translation adjustment	2.3	1.9	1.8

Total accumulated other comprehensive income	894.8	812.7	692.5

Total shareholders’ equity	6,250.4	6,320.6	5,806.7

Total liabilities and shareholders’ equity	$22,269.3	$21,526.1	$21,844.8

1        Consists of long-term debt. See Note 4—Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31,	2012	2011
(millions)
Cash Flows From Operating Activities
Net income	$257.6	$362.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.3	21.0
Amortization of fixed-income securities	50.6	59.5
Amortization of stock-based compensation	16.8	12.2
Net realized (gains) losses on securities	(77.5)	(99.7)
Net (gains) losses on disposition of property and equipment	1.1	1.2
Net (gains) losses on extinguishment of debt	.7	0
Changes in:
Premiums receivable	(237.7)	(190.1)
Reinsurance recoverables	(.5)	(25.8)
Prepaid reinsurance premiums	(.2)	1.4
Deferred acquisition costs	(8.1)	(20.5)
Income taxes	110.4	165.6
Unearned premiums	301.1	233.3
Loss and loss adjustment expense reserves	91.6	2.5
Accounts payable, accrued expenses, and other liabilities	168.5	153.0
Other, net	11.7	(3.0)

Net cash provided by operating activities	708.4	673.5

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(1,679.3)	(3,173.0)
Equity securities	(29.5)	(150.6)
Sales:
Fixed maturities	1,207.5	2,722.5
Equity securities	74.4	124.8
Maturities, paydowns, calls, and other:
Fixed maturities	287.8	324.2
Net purchases of short-term investments - other	32.2	(37.6)
Net unsettled security transactions	74.3	(73.2)
Purchases of property and equipment	(29.3)	(17.5)
Sales of property and equipment	.8	.5

Net cash used in investing activities	(61.1)	(279.9)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	.5	2.9
Tax benefit from exercise/vesting of stock-based compensation	4.1	1.5
Payment of debt	(350.0)	0
Reacquisition of debt	(13.3)	0
Dividends paid to shareholders[1]	(251.0)	(263.6)
Acquisition of treasury shares	(37.7)	(138.0)

Net cash used in financing activities	(647.4)	(397.2)

Effect of exchange rate changes on cash	.4	.2

Increase (decrease) in cash	.3	(3.4)
Cash, January 1	155.7	158.9

Cash, March 31	$156.0	$155.5

1        Progressive maintains an annual dividend program. See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2012, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

On January 1, 2012, we adopted, on a prospective basis, the accounting standard update related to the accounting for the deferral of costs associated with the successful acquisition or renewal of insurance contracts. As a result, $23 million of deferred acquisition costs that no longer meet the criteria for deferral upon adoption are being recognized as a reduction to income primarily over the first six months of 2012, consistent with our insurance policy terms. During the first quarter 2012, we recognized $16.8 million of this accounting change.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2012
Fixed maturities:
U.S. government obligations	$3,045.6	$96.3	$(1.8)	$0	$3,140.1	19.1%
State and local government obligations	1,718.3	47.2	(.8)	0	1,764.7	10.8
Corporate debt securities	2,758.9	105.9	(2.2)	5.6	2,868.2	17.5
Residential mortgage-backed securities	448.5	14.8	(24.6)	0	438.7	2.7
Commercial mortgage-backed securities	2,052.2	70.8	(1.3)	0	2,121.7	12.9
Other asset-backed securities	1,224.4	13.0	(.8)	(.1)	1,236.5	7.5
Redeemable preferred stocks	375.8	25.1	(18.1)	0	382.8	2.3

Total fixed maturities	11,623.7	373.1	(49.6)	5.5	11,952.7	72.8
Equity securities:
Nonredeemable preferred stocks	434.0	400.3	(1.1)	(.8)	832.4	5.1
Common equities	1,457.3	647.2	(8.0)	0	2,096.5	12.8
Short-term investments:
Other short-term investments	1,520.1	0	0	0	1,520.1	9.3

Total portfolio[2,3]	$15,035.1	$1,420.6	$(58.7)	$4.7	$16,401.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2011
Fixed maturities:
U.S. government obligations	$2,965.7	$25.2	$(17.8)	$0	$2,973.1	18.8%
State and local government obligations	1,843.1	35.3	(9.7)	0	1,868.7	11.8
Corporate debt securities	2,783.6	72.1	(9.3)	3.3	2,849.7	18.1
Residential mortgage-backed securities	565.5	14.4	(24.1)	0	555.8	3.5
Commercial mortgage-backed securities	1,826.9	57.4	(6.9)	0	1,877.4	11.9
Other asset-backed securities	1,282.1	12.1	(1.7)	.6	1,293.1	8.2
Redeemable preferred stocks	446.7	34.3	(8.5)	0	472.5	3.0

Total fixed maturities	11,713.6	250.8	(78.0)	3.9	11,890.3	75.3
Equity securities:
Nonredeemable preferred stocks	536.8	563.6	0	(.5)	1,099.9	7.0
Common equities	1,169.3	494.3	(4.7)	0	1,658.9	10.5
Short-term investments:
Other short-term investments	1,128.4	0	0	0	1,128.4	7.2

Total portfolio[2,3]	$14,548.1	$1,308.7	$(82.7)	$3.4	$15,777.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2011
Fixed maturities:
U.S. government obligations	$2,842.7	$120.3	$0	$0	$2,963.0	18.6%
State and local government obligations	1,938.6	64.1	(.6)	0	2,002.1	12.5
Corporate debt securities	2,801.5	94.3	(6.5)	6.9	2,896.2	18.1
Residential mortgage-backed securities	452.9	9.3	(35.3)	0	426.9	2.7
Commercial mortgage-backed securities	1,829.8	52.3	(5.5)	0	1,876.6	11.8
Other asset-backed securities	1,210.9	11.3	(1.3)	(.3)	1,220.6	7.6
Redeemable preferred stocks	379.3	18.6	(24.0)	0	373.9	2.3

Total fixed maturities	11,455.7	370.2	(73.2)	6.6	11,759.3	73.6
Equity securities:
Nonredeemable preferred stocks	473.7	342.6	(3.7)	(6.3)	806.3	5.1
Common equities	1,431.0	440.0	(25.4)	0	1,845.6	11.6
Short-term investments:
Other short-term investments	1,551.8	0	0	0	1,551.8	9.7

Total portfolio[2,3]	$14,912.2	$1,152.8	$(102.3)	$.3	$15,963.0	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At March 31, 2012, we had $27.4 million of net unsettled security transactions included in other liabilities, compared to $119.5 million and $46.9 million included in other assets at March 31, 2011 and December 31, 2011, respectively.

[3]

The total fair value of the portfolio at March 31, 2012 and 2011, and December 31, 2011 included $1.5 billion, $1.8 billion, and $2.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31,
(millions)	2012	2011	2011
Fixed maturities:
Corporate debt securities	$167.7	$221.2	$234.9
Other asset-backed securities	15.8	15.8	15.5

Total fixed maturities	183.5	237.0	250.4
Equity securities:
Nonredeemable preferred stocks	19.7	34.0	14.2

Total hybrid securities	$203.2	$271.0	$264.6

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option once the change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $12.1 million as of March 31, 2012, if all of the bonds experienced a simultaneous change-in-control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change-in-control which materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.

In our asset-backed portfolio, we hold one hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative has the potential to more than double our initial investment yield.

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

Gross Unrealized Losses As of March 31, 2012, we had $50.7 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $8.0 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities during the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. In addition, 96% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer specific deterioration, we may write-down the securities. The remaining 4% of our common stocks are part of a managed equity strategy selected and administered by an external investment advisor. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Gross	Less than 12 Months		12 Months or Greater
(millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Fixed maturities:
U.S. government obligations	$520.6	$(1.8)	$520.6	$(1.8)	$0	$0
State and local government obligations	124.7	(.8)	111.2	(.7)	13.5	(.1)
Corporate debt securities	192.1	(2.2)	161.0	(1.7)	31.1	(.5)
Residential mortgage-backed securities	286.4	(24.6)	21.6	(.5)	264.8	(24.1)
Commercial mortgage-backed securities	221.9	(1.3)	196.6	(1.0)	25.3	(.3)
Other asset-backed securities	72.8	(.8)	55.0	(.4)	17.8	(.4)
Redeemable preferred stocks	193.8	(18.1)	43.8	(1.1)	150.0	(17.0)

Total fixed maturities	1,612.3	(49.6)	1,109.8	(7.2)	502.5	(42.4)
Equity securities:
Nonredeemable preferred stocks	22.0	(1.1)	22.0	(1.1)	0	0
Common equities	92.1	(8.0)	73.8	(7.2)	18.3	(.8)

Total equity securities	114.1	(9.1)	95.8	(8.3)	18.3	(.8)

Total portfolio	$1,726.4	$(58.7)	$1,205.6	$(15.5)	$520.8	$(43.2)

	Total	Gross	Less than 12 Months		12 Months or Greater
(millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Fixed maturities:
U.S. government obligations	$1,592.2	$(17.8)	$1,592.2	$(17.8)	$0	$0
State and local government obligations	494.8	(9.7)	466.1	(8.9)	28.7	(.8)
Corporate debt securities	721.3	(9.3)	691.7	(9.0)	29.6	(.3)
Residential mortgage-backed securities	363.6	(24.1)	129.5	(1.3)	234.1	(22.8)
Commercial mortgage-backed securities	435.6	(6.9)	363.7	(4.2)	71.9	(2.7)
Other asset-backed securities	297.5	(1.7)	284.7	(1.1)	12.8	(.6)
Redeemable preferred stocks	161.5	(8.5)	0	0	161.5	(8.5)

Total fixed maturities	4,066.5	(78.0)	3,527.9	(42.3)	538.6	(35.7)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	48.4	(4.7)	31.7	(3.2)	16.7	(1.5)

Total equity securities	48.4	(4.7)	31.7	(3.2)	16.7	(1.5)

Total portfolio	$4,114.9	$(82.7)	$3,559.6	$(45.5)	$555.3	$(37.2)

	Total	Gross	Less than 12 Months		12 Months or Greater
(millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	93.6	(.6)	79.5	(.5)	14.1	(.1)
Corporate debt securities	262.7	(6.5)	137.3	(4.6)	125.4	(1.9)
Residential mortgage-backed securities	308.7	(35.3)	34.4	(2.0)	274.3	(33.3)
Commercial mortgage-backed securities	203.7	(5.5)	161.4	(3.5)	42.3	(2.0)
Other asset-backed securities	284.2	(1.3)	259.7	(1.0)	24.5	(.3)
Redeemable preferred stocks	191.4	(24.0)	43.5	(1.5)	147.9	(22.5)

Total fixed maturities	1,344.3	(73.2)	715.8	(13.1)	628.5	(60.1)
Equity securities:
Nonredeemable preferred stocks	19.5	(3.7)	19.5	(3.7)	0	0
Common equities	214.6	(25.4)	196.7	(23.1)	17.9	(2.3)

Total equity securities	234.1	(29.1)	216.2	(26.8)	17.9	(2.3)

Total portfolio	$1,578.4	$(102.3)	$932.0	$(39.9)	$646.4	$(62.4)

Other-than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	March 31,		December 31,
(millions)	2012	2011	2011
Fixed maturities:
Residential mortgage-backed securities	$(44.5)	$(44.3)	$(44.8)
Commercial mortgage-backed securities	(.9)	(1.0)	(1.0)

Total fixed maturities	$(45.4)	$(45.3)	$(45.8)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2012 and 2011, for which portions of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2012
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2012	$34.5	$1.3	$0	$35.8
Credit losses for which an OTTI was previously recognized	0	0	0	0
Credit losses for which an OTTI was not previously recognized	.1	0	0	.1
Reductions for securities sold/matured	0	(.2)	0	(.2)
Change in recoveries of future cash flows expected to be collected[1]	(2.3)	0	0	(2.3)
Reductions for previously recognized credit impairments written-down to fair value[2]	(4.0)	(.3)	0	(4.3)

Ending balance at March 31, 2012	$28.3	$.8	$0	$29.1

	Three Months Ended March 31, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2011	$32.3	$1.0	$6.5	$39.8
Credit losses for which an OTTI was previously recognized	0	0	0	0
Credit losses for which an OTTI was not previously recognized	.1	.2	0	.3
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	3.2	.2	0	3.4
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.1)	(.4)	0	(1.5)

Ending balance at March 31, 2011	$34.5	$1.0	$6.5	$42.0

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

Although we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates), credit support (via current levels of subordination), and historical credit ratings. Updated cash flow expectations were also generated by our portfolio managers based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Trading Securities At March 31, 2012 and 2011, and December 31, 2011, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2012 and 2011.

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

The following table shows the status of our derivative instruments at March 31, 2012 and 2011, and December 31, 2011, and for the three months ended March 31, 2012 and 2011; amounts are on a pretax basis:

(millions)					Balance Sheet				Income Statement
	Notional Value[1]					Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	March 31,		Dec. 31,			March 31,		Dec. 31,	Three months ended March 31,
Derivatives designated as:	2012	2011	2011	Purpose	Classification	2012	2011	2011	2012	2011
Hedging instruments Closed:
Ineffective cash flow hedge	13	0	15	Manage interest rate risk	NA	$0	$0	$0	$.3	$0
Non-hedging instruments
Assets:
Corporate credit default swaps	25	10	25	Manage credit risk	Investments - fixed maturities	.4	.7	.7	(.4)	(.1)
Liabilities:
Interest rate swaps	1,263	613	1,263	Manage portfolio duration	Other liabilities	(72.8)	(27.9)	(76.1)	(2.3)	2.6
Corporate credit default swaps	0	25	0	Manage credit risk	Other liabilities	0	0	0	0	(.6)
Closed:
Interest rate swaps	0	100	350	Manage portfolio duration	NA	0	0	0	0	.5

Total	NA	NA	NA			$(72.4)	$(27.2)	$(75.4)	$(2.4)	$2.4

NA= Not Applicable

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the quarter for closed positions.

CASH FLOW HEDGES

During the quarter ended March 31, 2012, we repurchased $12.6 million principal amount of our 6.70% Junior Subordinated Debentures due 2067 (the “6.70% Debentures”) for $13.3 million in the open market. During the year ended December 31, 2011, we repurchased $15.0 million principal amount of the 6.70% Debentures for $15.1 million in the open market (see Note 4 – Debt for further discussion). We reclassified $0.3 million, in both the first quarter 2012 and during 2011, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the comprehensive income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the portion of the 6.70% Debentures repurchased during the periods. We did not repurchase any debt during the quarter ended March 31, 2011.

INTEREST RATE SWAPS

During the periods ended March 31, 2012 and 2011, and December 31, 2011, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. At March 31, 2012, we held a 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. We closed a portion of the 9-year position during the first quarter 2011. The combined open positions have generated an aggregate realized loss, as interest rates have fallen since the inception of these positions. As of March 31, 2012 and 2011, and December 31, 2011, we delivered $79.7 million, $36.3 million, and $81.7 million, respectively, in cash collateral to the applicable counterparty on these positions.

CORPORATE CREDIT DEFAULT SWAPS

Financial Services Sector - During the periods ended March 31, 2012 and 2011, and December 31, 2011, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce some of our exposure to additional valuation declines on a preferred stock position of the same issuer. As of March 31, 2012 and December 31, 2011, we received $0.4 million and $0.7 million, respectively, in cash collateral from the counterparty on this position. As of March 31, 2011, we delivered $0.2 million in cash collateral to the counterparty on this position.

Automotive Sector – We held no credit default swaps in this sector at March 31, 2012 or December 31, 2011. During the period ended March 31, 2011, we held a position, which was opened during 2010 and closed during the third quarter 2011, where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We would have been required to cover a $10 million notional value if a credit event had been triggered, including failure to pay or bankruptcy by the issuer. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of March 31, 2011, the credit worthiness of the issuer was favorable and we received $0.9 million in cash collateral from the counterparty on this position.

Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:

•

Level 1: Inputs are unadjusted quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations, active exchange-traded equity securities, and certain short-term securities).

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

Determining the fair value of the investment portfolio is the responsibility of management. As part of our responsibility, we evaluate whether a market is distressed or inactive in determining the fair value of our portfolio. We review certain market level inputs to evaluate whether sufficient activity, volume, and new issuances exist to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2012
Fixed maturities:
U.S. government obligations	$3,140.1	$0	$0	$3,140.1	$3,045.6
State and local government obligations	0	1,764.7	0	1,764.7	1,718.3
Corporate debt securities	0	2,868.2	0	2,868.2	2,758.9

Subtotal	3,140.1	4,632.9	0	7,773.0	7,522.8

Asset-backed securities:
Residential mortgage-backed	0	380.0	58.7	438.7	448.5
Commercial mortgage-backed	0	2,098.9	22.8	2,121.7	2,052.2
Other asset-backed	0	1,234.7	1.8	1,236.5	1,224.4

Subtotal asset-backed securities	0	3,713.6	83.3	3,796.9	3,725.1

Redeemable preferred stocks:
Financials	24.8	109.3	0	134.1	120.7
Utilities	0	69.4	0	69.4	70.8
Industrials	0	179.3	0	179.3	184.3

Subtotal redeemable preferred stocks	24.8	358.0	0	382.8	375.8

Total fixed maturities	3,164.9	8,704.5	83.3	11,952.7	11,623.7

Equity securities:
Nonredeemable preferred stocks:
Financials	274.4	511.5	0	785.9	398.7
Utilities	0	46.5	0	46.5	35.3
Industrials	0	0	0	0	0

Subtotal nonredeemable preferred stocks	274.4	558.0	0	832.4	434.0

Common equities:
Common stocks	2,085.4	0	0	2,085.4	1,453.9
Other equity-like investments	0	0	11.1	11.1	3.4

Subtotal common equities	2,085.4	0	11.1	2,096.5	1,457.3

Total fixed maturities and equity securities	5,524.7	9,262.5	94.4	14,881.6	13,515.0

Short-term investments:
Other short-term investments	1,179.5	340.6	0	1,520.1	1,520.1

Total portfolio	$6,704.2	$9,603.1	$94.4	$16,401.7	$15,035.1

Debt	$0	$2,337.0	$0	$2,337.0	$2,080.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2011
Fixed maturities:
U.S. government obligations	$2,973.1	$0	$0	$2,973.1	$2,965.7
State and local government obligations	0	1,868.7	0	1,868.7	1,843.1
Corporate debt securities	0	2,820.1	29.6	2,849.7	2,783.6

Subtotal	2,973.1	4,688.8	29.6	7,691.5	7,592.4

Asset-backed securities:
Residential mortgage-backed	0	479.5	76.3	555.8	565.5
Commercial mortgage-backed	0	1,850.3	27.1	1,877.4	1,826.9
Other asset-backed	0	1,288.0	5.1	1,293.1	1,282.1

Subtotal asset-backed securities	0	3,617.8	108.5	3,726.3	3,674.5

Redeemable preferred stocks:
Financials	24.3	146.1	0	170.4	148.6
Utilities	0	72.1	0	72.1	70.4
Industrials	0	230.0	0	230.0	227.7

Subtotal redeemable preferred stocks	24.3	448.2	0	472.5	446.7

Total fixed maturities	2,997.4	8,754.8	138.1	11,890.3	11,713.6

Equity securities:
Nonredeemable preferred stocks:
Financials	556.0	466.0	0	1,022.0	474.9
Utilities	0	64.2	0	64.2	47.9
Industrials	0	13.7	0	13.7	14.0

Subtotal nonredeemable preferred stocks	556.0	543.9	0	1,099.9	536.8

Common equities:
Common stocks	1,647.1	0	0	1,647.1	1,165.2
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,647.1	0	11.8	1,658.9	1,169.3

Total fixed maturities and equity securities	$5,200.5	$9,298.7	$149.9	14,649.1	13,419.7

Short-term investments:
Other short-term investments[1]				1,128.4	1,128.4

Total portfolio				$15,777.5	$14,548.1

Debt[1]				$2,120.5	$1,958.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2011
Fixed maturities:
U.S. government obligations	$2,963.0	$0	$0	$2,963.0	$2,842.7
State and local government obligations	0	2,002.1	0	2,002.1	1,938.6
Corporate debt securities	0	2,896.2	0	2,896.2	2,801.5

Subtotal	2,963.0	4,898.3	0	7,861.3	7,582.8

Asset-backed securities:
Residential mortgage-backed	0	364.6	62.3	426.9	452.9
Commercial mortgage-backed	0	1,855.3	21.3	1,876.6	1,829.8
Other asset-backed	0	1,218.0	2.6	1,220.6	1,210.9

Subtotal asset-backed securities	0	3,437.9	86.2	3,524.1	3,493.6

Redeemable preferred stocks:
Financials	24.1	107.2	0	131.3	124.3
Utilities	0	68.1	0	68.1	70.8
Industrials	0	174.5	0	174.5	184.2

Subtotal redeemable preferred stocks	24.1	349.8	0	373.9	379.3

Total fixed maturities	2,987.1	8,686.0	86.2	11,759.3	11,455.7

Equity securities:
Nonredeemable preferred stocks:
Financials	227.9	525.4	0	753.3	433.7
Utilities	0	53.0	0	53.0	40.0
Industrials	0	0	0	0	0

Subtotal nonredeemable preferred stocks	227.9	578.4	0	806.3	473.7

Common equities:
Common stocks	1,834.1	0	0	1,834.1	1,427.3
Other equity-like investments	0	0	11.5	11.5	3.7

Subtotal common equities	1,834.1	0	11.5	1,845.6	1,431.0

Total fixed maturities and equity securities	$5,049.1	$9,264.4	$97.7	14,411.2	13,360.4

Short-term investments:
Other short-term investments[1]				1,551.8	1,551.8

Total portfolio				$15,963.0	$14,912.2

Debt[1]				$2,664.7	$2,442.1

[1]	Under the prior accounting guidance, fair value hierarchies were not required.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 at March 31, 2012. At March 31, 2011, we had two nonredeemable preferred securities with an aggregate value of $71.2 million that were transferred from Level 2 to Level 1 due to the availability of exchange pricing. At December 31, 2011, we had one nonredeemable preferred security with a value of $44.2 million that was transferred from Level 1 to Level 2 due to the lack of an exchange-quoted price at year-end. The exchange price was not available due to illiquidity in the market place. A consistent exchange-quoted price was previously available for this security, and we will continue to monitor the security for future exchange trading volume. We recognize transfers between levels at the end of the reporting period.

Our short-term security holdings classified as Level 1 are considered highly liquid, actively marketed, and have a very short duration, primarily seven days or less to redemption. These securities are held at their original cost, adjusted for any amortization of discount or premium, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period of less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we are able to put the security back to the state of issuance at par.

At March 31, 2012 and 2011, vendor-quoted prices represented 57% of our Level 1 classifications (excluding short-term investments), compared to 59% at December 31, 2011. The securities quoted by vendors in Level 1 represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At March 31, 2012, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 3%, compared to 96% and 4%, respectively, at both March 31, 2011 and December 31, 2011. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews.

Our internal pricing policy is to consistently use a single source in order to maintain the integrity established when selecting the source initially. From time to time, we will obtain a quote from more than one source to help us further evaluate the market price of a security. Quotes obtained from the sources are not considered binding offers to transact a trade. Under our policy, when a review of the valuation received from our selected source appears outside what is considered market level activity (which is defined as trading at spreads or yields significantly different than comparable securities or outside the general sector level movement without a reasonable explanation), we may use an alternate source’s price. To the extent we determine that it is prudent to substitute one source’s price for another, we will contact the initial source to obtain an understanding of the factors that may be contributing to the significant price variance, which often leads the source to adjust their pricing input data for future pricing.

To allow us to determine if our initial source is providing a price that is outside of a reasonable range, we review our portfolio pricing on a weekly basis. We frequently challenge prices from our sources when a price provided does not match our expectations based on our evaluation of market trends/activity. Initially, we perform a global review of our portfolio by sector to identify securities whose prices appear outside of a reasonable range. We refine our review to analyze prices by specific criteria, such as whether the security is investment or non-investment-grade, prime or sub-prime, or a consumer product (e.g., auto, credit card). Through this review, we try to determine what contributed to the price variances among sources by analyzing spread movement, comparable security trades, if available, or industry or specific issuer fundamentals. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues/concerns regarding their evaluation or market coverage. We also review data assumptions as supplied by our sources to determine if that data is relevant to current market conditions. In addition, we independently review each sector for transaction volumes, new issuances, and changes in spreads, as well as the overall movement of interest rates along the yield curve to determine if sufficient activity and liquidity exists to provide a credible source for our market valuations.

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results with those generated based on quotes we received externally and research material valuation differences. We compare our results to index returns for each major sector adjusting for duration and credit quality differences to better understand our portfolio’s results. Additionally, we review on a monthly basis our external sales transactions and compare the actual final market sales price to a previous market valuation price. This review provides us further validation that our pricing sources are providing market level prices, since we are able to explain significant price changes (i.e., greater than 2%) as known events occur in the market place and affect a particular security’s price at sale.

This analysis provides us additional comfort regarding the source’s process, the quality of their review, and their willingness to improve their analysis based on feedback from clients. We believe this collaborative effort helps ensure that we are reporting the most representative fair values of our securities.

With limited exceptions, our Level 3 securities are also priced externally; however, due to several factors (e.g., nature of the securities, level of activity, and lack of similar securities trading to obtain observable market level inputs), these valuations are more subjective in nature. Certain private equity investments and fixed-income investments included in the Level 3 category are valued using external pricing supplemented by internal review and analysis.

After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2012 and 2011, and December 31, 2011, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At March 31, 2012 and 2011, and December 31, 2011, we had one private common equity security with a value of $10.2 million that was priced internally. Additionally, at March 31, 2012 and December 31, 2011, we had two fixed-maturity securities with an aggregate value of $0.5 million that were priced internally. At March 31, 2011, we had two fixed-maturity securities with an aggregate value of $0.6 million that were priced internally. Despite the lack of sufficient observable market information, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values as reported in the financial statements.

We review the prices from our external sources for reasonableness using internally developed assumptions to derive a price for the security, which is then compared to the price we received. Based on our review, all of the prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2012 and 2011:

	Level 3 Fair Value Three months ended March 31, 2012
	Fair Value	Calls/			Net		Net	Fair value
	at Dec. 31,	Maturities/			Realized	Change in	Transfers	at March 31,
(millions)	2011	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$62.3	$(3.7)	$0	$0	$0	$.1	$0	$58.7
Commercial mortgage-backed	21.3	0	0	0	0	1.5	0	22.8
Other asset-backed	2.6	(.8)	0	0	0	0	0	1.8

Total asset-backed securities	86.2	(4.5)	0	0	0	1.6	0	83.3
Corporate debt securities	0	0	0	0	0	0	0	0

Total fixed maturities	86.2	(4.5)	0	0	0	1.6	0	83.3

Equity securities:
Common equities:
Other equity-like investments	11.5	0	0	0	0	(.4)	0	11.1

Total Level 3 securities	$97.7	$(4.5)	$0	$0	$0	$1.2	$0	$94.4

	Level 3 Fair Value Three months ended March 31, 2011
	Fair Value	Calls/			Net		Net	Fair value
	at Dec. 31,	Maturities/			Realized	Change in	Transfers	at March 31,
(millions)	2010	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)[1]	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$96.7	$(5.0)	$0	$0	$0	$0	$(15.4)	$76.3
Commercial mortgage-backed	27.5	0	0	0	0	(.4)	0	27.1
Other asset-backed	5.0	(.4)	0	0	0	.5	0	5.1

Total asset-backed securities	129.2	(5.4)	0	0	0	.1	(15.4)	108.5
Corporate debt securities	29.5	0	0	0	0	.1	0	29.6

Total fixed maturities	158.7	(5.4)	0	0	0	.2	(15.4)	138.1

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	0	0	11.8

Total Level 3 securities	$170.5	$(5.4)	$0	$0	$0	$.2	$(15.4)	$149.9

[1]	The $(15.4) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a residential mortgage-backed security.

The following table provides a summary of the quantitative information about Level 3 fair value measurements for our internally priced securities at March 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Unobservable
(millions)	Mar. 31, 2012	Valuation Technique	Unobservable Input	Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	Prepayment model	Prepayment rate[1]	7
Commercial mortgage-backed	.2	Matrix pricing model	Prepayment rate[2]	100

Total fixed maturities	.5

Equity securities:
Common equities:
Other equity-like investments	10.2	Discounted consolidated equity	Discount for lack of marketability	20%

Total internally priced securities	$10.7

[1]	The 7 constant prepayment rate (CPR) assumes that 7% of the principal amount of the underlying loans will be paid off prematurely in each year.
[2]	The 100 constant prepayment rate after yield maintenance (CPY) assumes that all loans will pay off as soon as their contractual lockout and yield maintenance period ends.

The quantitative table does not include securities whose Level 3 fair values are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to us. Due to the immateriality of the security values, any changes in pricing methodology would not have a significant change in valuation that would materially impact other comprehensive income.

Note 4 Debt — Debt consisted of:

	March 31, 2012		March 31, 2011		December 31, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
6.375% Senior Notes due 2012	$0	$0	$349.7	$365.8	$350.0	$350.5
7% Notes due 2013	149.8	163.1	149.6	167.6	149.7	162.4
3.75% Senior Notes due 2021	497.1	532.2	0	0	497.0	525.3
6 5/8% Senior Notes due 2029	295.0	370.2	294.9	337.9	295.0	364.4
6.25% Senior Notes due 2032	394.4	486.4	394.3	429.4	394.4	492.4
6.70% Fixed-to-Floating Rate Junior
Subordinated Debentures due 2067	743.7	785.1	770.2	819.8	756.0	769.7

Total	$2,080.0	$2,337.0	$1,958.7	$2,120.5	$2,442.1	$2,664.7

In March 2012, we repurchased $12.6 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), for $13.3 million in the open market, resulting in a loss on these extinguishments of $0.7 million. During the second half of 2011, we repurchased $15.0 million in aggregate principal amount of our 6.70% Debentures, for $15.1 million in the open market, resulting in a loss on these debt extinguishments of $0.1 million. In addition, we reclassified $0.3 million, in both the first quarter 2012 and during 2011, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the comprehensive income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the portion of the 6.70% Debentures repurchased during the periods.

In January 2012, we retired all $350 million of our 6.375% Senior Notes at maturity.

On December 31, 2011, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement (“Credit Facility Agreement”) with PNC Bank, National Association (PNC), which extended the expiration date of our outstanding credit facility agreement until December 31, 2012, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets or related facilities that affect our ability to transfer or receive funds. Under this credit facility, we may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us) plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2011 or through the first three months of 2012.

In September 2011, we entered into an agreement with The Bank of New York Mellon Trust Company, N.A., as trustee, modifying the terms of our 6.70% Debentures. Pursuant to that agreement, among other changes, we surrendered our right to temporarily defer the payment of interest on the 6.70% Debentures and terminated a related obligation to reserve 250 million of our unissued common shares as a source of potential funding to pay any such deferred interest. The changes were effective immediately upon execution of the agreement. Prior to this time, and subject to certain conditions, we had the right to defer the payment of interest on our 6.70% Debentures for one or more periods not exceeding ten consecutive years each.

In August 2011, we issued $500 million of 3.75% Senior Notes due 2021 (the “3.75% Senior Notes”). We received proceeds of $497 million, after deducting underwriter’s discounts and commissions, and incurred an additional $1.0 million of expenses related to the issuance. In addition, upon issuance of the 3.75% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $5.1 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an increase to interest expense and amortized over the life of the 3.75% Senior Notes.

Note 5 Income Taxes — At March 31, 2012 and 2011 and December 31, 2011, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the three months ended March 31, 2012, there have been no material changes in our uncertain tax positions.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2012	2011
Income taxes, net of refunds	$12.0	$15.0
Interest	30.6	21.1

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto, contractor, tow, for-hire specialty, and for-hire transportation markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance program for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with unaffiliated insurance companies. All revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2012		2011
		Pretax		Pretax
		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$1,960.6	$139.2	$1,887.8	$210.1
Direct	1,513.2	61.3	1,420.0	105.2

Total Personal Lines[1]	3,473.8	200.5	3,307.8	315.3
Commercial Auto	387.3	29.4	355.7	41.1
Other indemnity	.4	(1.2)	1.8	(.6)

Total underwriting operations	3,861.5	228.7	3,665.3	355.8
Service businesses	8.2	0	5.2	1.2
Investments[2]	192.2	188.0	223.0	219.9
Net gains (losses) on extinguishment of debt	(.7)	(.7)	0	0
Interest expense	NA	(31.9)	NA	(31.5)

Consolidated total	$4,061.2	$384.1	$3,893.5	$545.4

[1]

Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in both the first quarters of 2012 and 2011; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

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

	Three Months Ended March 31,
	2012		2011
	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	7.1%	92.9%	11.1%	88.9%
Direct	4.1	95.9	7.4	92.6
Total Personal Lines	5.8	94.2	9.5	90.5
Commercial Auto	7.6	92.4	11.6	88.4
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	5.9	94.1	9.7	90.3

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2012, the Board has determined the target percentage to be 33-1/3% of annual after-tax underwriting income.

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of March 31, 2012, the Gainshare factor was 1.26. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (net income plus the after-tax change in net unrealized gains (losses) on securities, among other factors) is less than after-tax underwriting income, no dividend will be paid. Nevertheless, the declaration and amount of the dividend remains within the Board’s discretion. If a dividend for 2012 will be paid, the Board would likely declare the 2012 annual dividend in December 2012, with a record date in January 2013 and payment shortly thereafter. For the three months ended March 31, 2012, our after-tax comprehensive income was $459.9 million, which is higher than the $148.7 million of after-tax underwriting income for the same period.

Progressive paid dividends per common share of $.4072 and $.3987 in February 2012 and 2011, respectively, under our annual variable dividend policy. These dividends were paid pursuant to declarations made by the Board of Directors in December 2011 and 2010, respectively.

Note 9 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies in the ordinary course of our business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.

In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits arising out of the operations of the insurance subsidiaries. These cases include those alleging damages as a result of our practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, and bodily injury benefits; the utilization, content, or appearance of policy documents; labor rates paid to auto body repair shops; and cases challenging other aspects of our claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. We establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure, which may include a range of loss. As to lawsuits in which the loss is not considered both probable and estimable, we have not established a liability at this time. In the event that any one or more of these cases results in a substantial judgment against, or settlement by, Progressive, the resulting liability could have a material effect on our consolidated financial condition, cash flows, and/or results of operations.

For a further discussion on our pending litigation, see Note 12 – Litigation in our Annual Report to Shareholders for the year ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

In the first quarter 2012, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 7% and 6%, respectively. Underwriting profitability for the quarter was 5.9%, or $228.7 million, and our investment operations produced investment income of $114.7 million. We also recognized $77.5 million of net realized gains on securities during the quarter. Overall, we reported net income of $257.6 million, or $.42 per share, for the first quarter 2012. Our total capital position (debt plus equity) increased $81.6 million during the quarter, to $8.3 billion at March 31, 2012.

A. Operations

During the first quarter 2012, we realized a year-over-year increase in net premiums written of 7% on a companywide basis. Our Agency and Direct Personal Lines businesses grew 5% and 7%, respectively, and our Commercial Auto business grew 13%. Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention.

On a year-over-year basis, Personal Lines new applications increased 7%, with 8% growth in our Agency auto business, reflecting stronger conversion in this channel, and 4% growth in the Direct auto business. Our advertising and media placement remain a critical component of our new customer generation. We will continue to take advantage of the brand assets we have developed in both the “Superstore” and the “Messenger” campaigns, but realize that it is essential that we have fresh and appealing messages to present the consumer with compelling reasons to select and retain Progressive.

Both our Agency and Direct businesses contributed to the 4% increase in our Personal Lines renewal applications. The Personal Lines increase in part reflects our retention efforts, which include:

•	further penetration into multi-product households,

•	the use of multi-product quoting applications, which help improve the efficiency of quoting and buying a combination of Personal Lines products, and

•

the expansion of the number of insurance carriers that participate in our Progressive Home Advantage® program, in which we bundle these unaffiliated companies’ home or renters’ policies with a Progressive product.

In our Commercial Auto business, new applications increased 8%, led by an increase in our for-hire transportation business market target. The 3% decrease in our Commercial Auto renewal applications partially reflects the reduction in policies in force last year.

In addition to our efforts to further penetrate customer households through cross-selling products, we remain focused on several other programs/initiatives we have that are designed to help stimulate growth and provide consumers with distinctive insurance options. These items include:

•	Snapshot®, our usage-based insurance product

•	Name Your Price®, a tool that allows consumers to name or select the price they would like to pay for auto insurance and match it to a range of coverage combinations

•	new product models in both our Personal Lines and Commercial Auto businesses, which are designed to improve competitiveness with advanced segmentation and product features, and

•	additional functionality in the mobile device space, including:

•	a feature that enables customers in certain states to purchase insurance for up to three drivers and three vehicles directly from their mobile devices after receiving a quote

•	the nationwide rollout of a mobile quoting application for our Commercial Auto business and special lines products

•

an application available in certain states with the ability to use the camera in a mobile device to send a photo of a driver’s license and/or insurance card, along with some additional information, to get an instantaneous quote, and

•	expansion of our agent offerings on tablet computers, including full quote/buy capabilities.

After years of flat to slightly lower average personal auto premiums, we began to see written premium per policy increase. On a year-over-year basis, for the first quarter 2012, written premium per policy increased 1% in our Agency auto business and, although flat on a year-to-date basis, was up slightly by the end of the quarter in Direct auto. Commercial Auto saw premiums per policy increase about 10% for the first quarter 2012, primarily reflecting rate increases taken during 2011 and shifts in our mix of business to higher average premium policies. Written premium per policy for our special lines products was down 2%, driven largely by older average model years of motorcycles insured. Adjusting rates is an ongoing process, and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

On a companywide basis, year-over-year, we grew policies in force 6%, with Personal Lines growing 6% and Commercial Auto increasing 1%. Our Direct auto business continues to be the biggest contributor to this increase with policies in force growth of 7%, or 265,300 additional policies. In our Agency auto business, policies in force grew 5%, or 235,300 policies, over last March. With a 6% increase in our special lines policies over last year, we ended the first quarter with nearly 12.7 million Personal Lines policyholders.

To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy for our Agency auto business increased about 6% over the same time last year and in our Direct auto business decreased about 1%; our policy life expectancy is similar in both channels. Our policy life expectancy for both our Commercial Auto business and our special lines products was relatively flat compared to last year.

Our 5.9% companywide underwriting profit margin for the first quarter 2012 exceeded our target of 4%. On a year-over-year basis, our margin decreased 3.8 percentage points from the first quarter 2011. During the first quarter 2012, we experienced $44.3 million, or 1.1 points, of unfavorable prior accident year reserve development, compared to $99.0 million, or 2.7 points of favorable reserve development in the first quarter last year, which accounts for much of the variance in profitability. Nearly 95% of the unfavorable development reflected in our 2012 results was in our Personal Lines business (Agency channel), with the balance primarily in Commercial Auto. On a year-over-year basis, for the first quarter 2012, our personal auto business experienced an increase in incurred severity across most coverages, while frequency declined, primarily for our collision coverage.

B. Investments and Capital Management

The fair value of our investment portfolio was $16.4 billion at March 31, 2012. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, and

•	all other non-investment-grade fixed-maturity securities

Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities

At March 31, 2012, 23% of our portfolio was allocated to Group I securities and 77% to Group II securities. We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, while all other debt securities derive their credit ratings from external vendors in determining whether securities should be classified as Group I or Group II.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 3.3% for the first quarter 2012. We experienced gains in both our fixed-income and common stock portfolios, with FTE total returns of 2.0% and 12.3%, respectively. At March 31, 2012, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. At March 31, 2012, our duration was 1.9 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At March 31, 2012, our total capital (debt plus equity) was $8.3 billion, compared to $8.2 billion at December 31, 2011, and our debt-to-total capital ratio was 25.0%. During the quarter, we retired $350 million of our 6.375% Senior Notes, which matured in January, repurchased $12.6 million in principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), and repurchased 1.9 million of our common shares at a total cost of $37.7 million (average cost of $20.19 per share). We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2012 and 2011, operations generated positive cash flows of $708.4 million and $673.5 million, respectively.

We held total capital (debt plus equity) of $8.3 billion, at book value, at both March 31, 2012 and March 31, 2011, compared to $8.2 billion at December 31, 2011.

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

We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic losses, natural disasters, and other significant business interruptions to estimate our potential capital needs.

Management views our capital position as consisting of three layers, each with a specific size and purpose:

•

The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital we need to satisfy state insurance regulatory requirements and support our objective of writing all the business we can write and service, consistent with our underwriting discipline of achieving a 96 combined ratio. This capital is held by our various insurance entities.

•

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8—Statutory Financial Information in our Annual Report to Shareholders for the year ended December 31, 2011.

•

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

During the first three months of 2012 and at all times during 2011, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.

The combination of strong operating and investment results increased the amount of capital in our third layer to a level that allowed our Board of Directors to take several actions to return underleveraged capital to our investors, including:

•

Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. We repurchased $12.6 million and $15.0 million in aggregate principal amount of our 6.70% Debentures in the open market, during the first quarter 2012 and in 2011, respectively. As a result of these debt extinguishments, we recognized a loss of $0.7 million and $0.1 million, respectively, reflecting the amount we paid above par. In addition, since this portion of the debt is no longer outstanding, we were required to reclassify $0.3 million in each of these periods to realized gains on securities from unrealized gains on forecasted transactions.

•

Repurchases of our common shares. We continued our practice of repurchasing our common shares when we deem it appropriate. During the first quarter 2012, we repurchased 1.9 million of our common shares at a total cost of $37.7 million (average cost of $20.19 per share). In June 2011, the Board of Directors approved an authorization to repurchase up to 75 million common shares; we have 48.8 million shares remaining under this authorization.

•	Declaration of dividends. As part of our capital strategy, in December 2011, we declared a dividend of $.4072 per share under our annual variable dividend policy, which was paid in February 2012.

In January 2012, we retired $350 million of our 6.375% Senior Notes at maturity. Our next scheduled debt maturity is $150 million of our 7% Notes due October 2013.

During the third quarter 2011, we issued $500 million of 3.75% Senior Notes due 2021 (the “3.75% Senior Notes”). We received proceeds of $497 million, after deducting underwriter’s discounts and commissions, and incurred an additional $1.0 million of expenses related to the issuance. In addition, upon issuance of the 3.75% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $5.1 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an increase to interest expense and amortized over the life of the 3.75% Senior Notes.

Short-Term Borrowings

During the three months ended March 31, 2012 and throughout 2011, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4—Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

During eight days in the first quarter 2012, we engaged in repurchase agreements under which we loaned U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations—Investments; Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at March 31, 2012 or 2011, and we did not engage in any repurchase agreements during the first quarter 2011.

B. Commitments and Contingencies

Contractual Obligations

During the first three months of 2012, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2—Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2011. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2011.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended March 31,
			%
($ in millions)	2012	2011	Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,076.5	$1,970.2	5
Direct	1,656.5	1,551.1	7

Total Personal Lines	3,733.0	3,521.3	6
Commercial Auto	429.5	378.7	13
Other indemnity	0	0	NM

Total underwriting operations	$4,162.5	$3,900.0	7

NET PREMIUMS EARNED
Personal Lines
Agency	$1,960.6	$1,887.8	4
Direct	1,513.2	1,420.0	7

Total Personal Lines	3,473.8	3,307.8	5
Commercial Auto	387.3	355.7	9
Other indemnity	.4	1.8	(78)

Total underwriting operations	$3,861.5	$3,665.3	5

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of March 31, our policies in force were:

			%
(thousands)	2012	2011	Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,816.6	4,581.3	5
Direct auto	3,987.5	3,722.2	7

Total auto	8,804.1	8,303.5	6
Special lines[1]	3,852.3	3,645.5	6

Total Personal Lines	12,656.4	11,949.0	6

Commercial Auto	513.8	506.5	1

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year Quarter
	2012	2011
APPLICATIONS
Personal Lines
New	7%	(2)%
Renewal	4%	7%
Commercial Auto
New	8%	(6)%
Renewal	(3)%	(2)%

Our Personal Lines business had a solid increase in new applications for the first three months of 2012, compared to last year, with increases in both our Agency and Direct auto businesses, primarily due to growth in several large states, reflecting previous actions to make our rates more competitive. In addition, unseasonably warm weather in much of the country contributed to significant new application growth for our special lines products on a quarter-over-prior-year quarter basis, particularly in our motorcycle business. Our Commercial Auto business also experienced an increase in new applications for the first quarter 2012, driven by an increase in new applications in our for-hire transportation business market target, and a significant increase in new applications in Florida, our largest Commercial Auto state, compared to the same period last year. We remain committed to our advertising campaigns, product enhancements, and brand-building efforts in order to stimulate new business.

We have several initiatives underway aimed at providing consumers with distinctive auto insurance options, including the rollout of personal auto product models, which began in 2010 and further refines our segmentation and incorporates the best design elements of the Agency and Direct auto products. As of March 31, 2012, these products have been rolled out to 43 jurisdictions, including three states added during the first quarter. We plan to extend the rollout to about four additional states, which will substantially complete the rollout of these product models.

In the first quarter 2012, we continued the expansion of Snapshot®, our usage-based insurance product. Snapshot was made available in one additional state in the first quarter, bringing the total number of Direct markets to 41. Agency auto customers have access to Snapshot in 34 of those 41 jurisdictions. We plan to expand Snapshot into additional states, depending on regulatory approval and business results.

We are also continuing with our efforts to further penetrate customer households through cross-selling products. Progressive Home Advantage®, the program in which we “bundle” our auto product with property insurance provided by one of five unaffiliated insurance carriers (including two carriers added in the first quarter 2012), is becoming an integral part of our consumer offerings. This program is currently available to Direct customers in 48 states, Agency customers in 36 states, and to both Direct and Agency customers in the District of Columbia. Progressive Home Advantage is not available to customers in Florida and Alaska. In 2012, we began to scale back the number of states in which we offer Progressive Home Advantage to new Agency customers until we are able to determine which of these unaffiliated carriers are best suited to offer this program through independent agents. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market. In addition to our Progressive Home Advantage program, we are continuing to focus on selling auto policies to our special lines customers and vice versa.

Improving our offerings in the mobile space remains an important initiative. Consumers have the ability to obtain a quote and buy an auto insurance policy on our mobile website in 42 states and the District of Columbia. In April 2012, we began to offer the ability to quote up to three drivers and three vehicles on mobile devices in ten states. We plan to make this multi-driver, multi-vehicle feature available in all states in the near future. In the first quarter 2012, we also launched a feature in 28 states that allows consumers to use the camera from their mobile device to take a picture of their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote. In addition, policyholders are able to make payments and certain endorsements from their mobile device, as well as receive identification cards and severe weather text alerts. Furthermore, much of our agency-dedicated website is now accessible to agents from most tablet computers, including full quote/buy capability. We expect to add new functionality to our mobile site and mobile applications over the remainder of the year.

We also continued the national rollout of a product model in our Commercial Auto business that began in 2011. This model, which expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer, is available in 21 states, including 7 states added in the first quarter 2012. We plan to continue the rollout to our remaining 28 Commercial Auto business states over the remainder of the year. We also offer our Commercial Auto customers general liability coverage in 26 states and workers’ compensation coverage in 14 states through our Progressive Commercial AdvantageSM program; these products are underwritten by four unaffiliated insurance companies.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year Quarter
	2012	2011
WRITTTEN PREMIUM PER POLICY
Personal Lines — auto	1%	(1)%
Commercial Auto	10%	0%

In the first quarter 2012, written premium per policy for our personal auto business remained relatively flat. For our Commercial Auto business, written premium per policy increased significantly, primarily reflecting rate increases taken since the beginning of 2011 and continuing into the first quarter 2012, as well as shifts in our mix of business. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends. See below for additional discussion on written premium per policy for our Agency and Direct auto channels and our Commercial Auto business.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

	Growth Over Prior Year
	2012	2011
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	3%	4%
Special lines	0%	(1)%
Commercial Auto	0%	(1)%

The lengthening policy life expectancies in our personal auto business in part reflect our state mix, payment mix, and rate level competitiveness in our Agency business. Policy life expectancy for our special lines products and our Commercial Auto business remained flat, compared to last year. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our customers.

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

	2012		2011
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$139.2	7.1%	$210.1	11.1%
Direct	61.3	4.1	105.2	7.4

Total Personal Lines	200.5	5.8	315.3	9.5
Commercial Auto	29.4	7.6	41.1	11.6
Other indemnity[1]	(1.2)	NM	(.6)	NM

Total underwriting operations	$228.7	5.9%	$355.8	9.7%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting profit margin continued to be better than our long-term profitability target of 4%. On a year-over-year basis, however, our underwriting margin decreased 3.8 percentage points for the first quarter 2012. Unfavorable loss reserve development in the first quarter this year, compared to favorable development in the first quarter 2011, contributed significantly to the decrease in underwriting profitability for the period.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2012	2011	Change
Personal Lines - Agency
Loss & loss adjustment expense ratio	71.9	68.0	3.9 pts.
Underwriting expense ratio	21.0	20.9	.1 pts.

Combined ratio	92.9	88.9	4.0 pts.

Personal Lines—Direct
Loss & loss adjustment expense ratio	71.6	69.7	1.9 pts.
Underwriting expense ratio	24.3	22.9	1.4 pts.

Combined ratio	95.9	92.6	3.3 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	71.8	68.7	3.1 pts.
Underwriting expense ratio	22.4	21.8	.6 pts.

Combined ratio	94.2	90.5	3.7 pts.

Commercial Auto
Loss & loss adjustment expense ratio	69.1	65.7	3.4 pts.
Underwriting expense ratio	23.3	22.7	.6 pts.

Combined ratio	92.4	88.4	4.0 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	71.5	68.4	3.1 pts.
Underwriting expense ratio	22.6	21.9	.7 pts.

Combined ratio	94.1	90.3	3.8 pts.

Accident year loss & loss adjustment expense ratio[3]	70.4	71.1	(.7) pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $1.2 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2012	2011
Change in net loss and LAE reserves	$100.4	$(25.7)
Paid losses and LAE	2,662.0	2,533.8

Total incurred losses and LAE	$2,762.4	$2,508.1

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our estimated needed reserves are adjusted as these underlying assumptions change.

Our first quarter 2012 total loss and loss adjustment expense ratio increased 3.1 points over the first quarter 2011, primarily due to unfavorable loss reserve development in 2012, compared to favorable development in 2011. The effect of catastrophe losses in both the first quarter 2012 and 2011 was similar, contributing 0.4 points and 0.3 points, respectively. On an accident year basis, our companywide loss and loss adjustment expense ratio decreased 0.7 points, reflecting lower auto accident frequency, primarily in our collision coverage.

The following discussion of our severity and frequency trends excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased on a quarter-over-prior-year quarter basis, with increases in severity in most of our auto coverages. It is a challenge to estimate future severity, especially for bodily injury and personal injury protection (“PIP”) claims, which experienced about a 6%-7% increase in severity year-over-year. We continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes, which may affect severity. We also had increases in severity in our property damage and collision coverages of about 4%-5%.

Our incurred frequency of auto accidents, on a calendar year basis, decreased for the first three months of 2012, compared to the same period last year. Frequency for our collision coverage experienced a decline of nearly 11%, which is related to the mild winter weather in the northern states in 2012, while frequency in our property damage and PIP coverages decreased in the 1%-2% range. In contrast, frequency for our bodily injury coverage was up about 3%. The degree or direction of frequency change that we will experience in the future is not something that we are able to predict with any certainty. We continue to analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended March 31,
($ in millions)	2012		2011
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$27.0		$46.1
Current accident year	7.1		2.8

Calendar year actuarial adjustments	$34.1		$48.9

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustments	$27.0		$46.1
All other development	(71.3)		52.9

Total development	$(44.3)		$99.0

(Increase)/decrease to calendar year combined ratio	(1.1	)pts.	2.7pts.

Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, the actuaries identify and measure variances in the projected frequency and severity trends, which allows them to adjust the reserves to reflect the current costs. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years’ development.

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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while sustaining minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first quarter 2012, compared to favorable development in the first quarter 2011.

First quarter 2012

•	The majority of the unfavorable reserve development was attributable to accident year 2011; the aggregate reserve development for accident years 2010 and prior was slightly favorable.

•	Nearly 95% of our unfavorable reserve development was in our Personal Lines business (Agency channel), with the remainder primarily in our Commercial Auto business.

•

The Personal Lines development reflected unfavorable reserve development in our personal auto business, including IBNR reserves in the bodily injury and property damage coverages, reflecting more late emerging claims than expected, as well as higher severity on those claims in the property damage coverage. We also had unfavorable development in Florida in our PIP coverage. In addition, the estimated bodily injury severity for accident year 2011 increased approximately 2%, contributing to the unfavorable development.

First quarter 2011

•	Nearly 60% of the favorable prior year reserve development was attributable to accident year 2010, while the remainder was primarily related to accident years 2008 and prior.

•	Approximately 75% of our favorable reserve development was in our Personal Lines business, with our Agency and Direct channels contributing 25% and 75%, respectively.

•

The reserve development reflected favorable settlement of larger losses and favorable development of our defense cost and containment reserves, reflecting a greater percentage of litigated claims being handled by our in-house counsel. In addition, our PIP case reserves developed favorably, reflecting decreased severity. The favorable development was partially offset by our IBNR reserves developing unfavorably.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2011.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned increased 0.7 points for the three month period ended March 31, 2012, compared to the same period last year. The increase primarily reflects an increase in advertising expenditures in 2012 and the recognition of previously deferred acquisition costs that no longer meet the criteria for deferral under new accounting guidance. See Note 1 – Basis of Presentation for further discussion of our adoption of this accounting standard update.

C. Personal Lines

Growth 2012 vs. 2011 First Quarter
Net premiums written	6%
Net premiums earned	5%
Policies in force	6%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the first quarter 2012 and 2011. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 93% of our total Personal Lines net premiums written in the first three months of both 2012 and 2011. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to March 31, 2011, policies in force grew 6% for both auto and special lines products. Net premiums written for personal auto increased 6% and 4% for the first quarter 2012 and 2011, respectively; special lines net premiums written grew 3% for the first quarter 2012 and decreased 2% for the first quarter 2011.

Our total Personal Lines business generated combined ratios of 94.2 and 90.5 for the first quarter 2012 and 2011, respectively. In both the first three months of 2012 and 2011, 47 states and the District of Columbia were profitable; in 2012, all 10 of our largest states were profitable, compared to 9 of our top 10 states in 2011. The special lines products had a favorable impact of 2.7 points on the total Personal Lines combined ratio for the first quarter 2012, compared to a favorable effect of 3.0 points for the first quarter last year. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is lower during the first quarter than in the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2012 vs. 2011 First Quarter
Net premiums written	5%
Net premiums earned	4%
Auto: policies in force	5%
new applications	8%
renewal applications	3%
written premium per policy	1%
policy life expectancy	6%

The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for the three-month period ended March 31, 2012, we generated new Agency auto application growth in 28 states and the District of Columbia, including 6 of our 10 largest states. Florida, New Jersey, and New York experienced significant new application growth, primarily reflecting actions taken in 2011 to make our rates more competitive in those states. Written premium per policy for Agency auto increased 2% for new business and 1% for renewal business, compared to the same period last year. The increase in retention in our Agency auto business (measured by policy life expectancy) in part reflects changes in our state mix, payment mix, and rate level competitiveness.

On a quarter-over-prior-year quarter basis, we saw a solid increase in Agency auto quotes, reflecting a significant increase in quoting on third-party comparative rating systems. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents, including efforts to make agent quoting and servicing available on tablet computers. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased slightly for the first quarter 2012 over the same period last year.

The Direct Business

Growth 2012 vs. 2011 First Quarter
Net premiums written	7%
Net premiums earned	7%
Auto: policies in force	7%
new applications	4%
renewal applications	6%
written premium per policy	0%
policy life expectancy	(1)%

The Direct business includes business written directly by Progressive online and over the phone. For the first quarter 2012, compared to the same period last year, we experienced an increase in new Direct auto applications in 27 states. Out of our top 10 volume states, seven states experienced new application growth in the first quarter 2012, with Florida having the largest year-over-year increase.

Written premium per policy for total Direct auto was flat for the three-month period ended March 31, 2012, compared to the same period last year, but written premium per policy for new Direct auto business was up 3%.

On a year-over-year basis, the total number of quotes in the Direct business decreased for the first quarter 2012. Internet quotes were down while quotes generated via the phone slightly increased for the first quarter 2012. Quotes that initially begin on a mobile device may be completed on the phone, which partially explains the decrease in Internet quotes and the increase in phone quotes. The overall Direct business conversion rate had a solid increase for the first quarter 2012, compared to the same period last year, reflecting increases in conversion rates for both Internet-initiated business and business initiated over the phone.

The underwriting expense ratio for our Direct business increased 1.4 points for the first quarter 2012, compared to the same period last year, primarily due to a quarter-over-prior-year quarter increase in advertising expenditures and the recognition of previously deferred acquisition costs that no longer meet the criteria for deferral under new accounting guidance. We remain focused on establishing a well-respected brand and added to our inventory of television commercials and Internet advertising. We continue to use “Flo” and the “Superstore” to provide fresh and engaging messages, and have increased the use of a complementary campaign with the “Messenger.” In addition, during 2012, we have continued to invest in the infrastructure of both our mobile capabilities and our usage-based insurance products.

D. Commercial Auto

Growth 2012 vs. 2011 First Quarter
Net premiums written	13%
Net premiums earned	9%
Policies in force	1%
New applications	8%
Renewal applications	(3)%
Written premium per policy	10%
Policy life expectancy	0%

Progressive’s Commercial Auto business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. Our Commercial Auto business represented 10% of our total net premiums written for both the first quarter 2012 and 2011. This business is primarily distributed through independent agents and operates in the following business market targets:

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

Business auto and for-hire transportation are the two largest Commercial Auto business market targets measured by premium volume, and together, account for approximately 60% of our total Commercial Auto premiums and approximately 55% of the vehicles we insure in this business. We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

Our Commercial Auto business generated double digit growth in net premiums written for the first quarter 2012, compared to last year, continuing the growth we began to see in the second half of 2011 and showing encouraging signs of possible recovery from the economic downturn that has significantly impacted this business over the last several years. The growth in net premiums written for the first three months of 2012 was driven by an 8% increase in new applications and a 10% increase in written premium per policy. We have been increasing rates in our Commercial Auto business since the beginning of 2011 and into 2012 and continued to see shifts in our mix of business toward business market targets with higher average premium.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, which include the run-off of our professional liability businesses. As of March 31, 2012, we continued to write professional liability business in only one state and stopped writing all new business as of April 30, 2012; all such new and renewal business is 100% reinsured.

F. Service Businesses

Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•

Commercial Auto Insurance Procedures/Plans (CAIP)—We are the only servicing carrier on a nationwide basis for CAIP, which are state-supervised plans servicing the involuntary market. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies.

•

Progressive Home Advantage®—Through Progressive Home Advantage, we offer, either directly or through our network of independent agents, new and existing Agency and Direct customers home, condominium, and renters insurance underwritten by unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not available to customers in Florida and Alaska. For the policies written under this program in our Direct business, we receive commissions, which are used to mitigate the expenses associated with maintaining this program.

•

Progressive Commercial AdvantageSM—We currently offer our Commercial Auto customers the ability to package their auto coverage with other commercial coverages that are underwritten by four unaffiliated insurance companies. This program offers general liability coverage in 26 states and workers’ compensation coverage in 14 states as of March 31, 2012. We receive commissions for the policies written under this program, which are used to mitigate the expenses associated with maintaining the program.

Our service businesses generated revenues equal to expenses for the first quarter 2012, compared to an operating profit of $1.2 million for the same period last year.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At March 31, 2012, our income taxes were in a net liability position, compared to a net asset position at both March 31, 2011 and December 31, 2011. The movement in the income tax balance since year-end 2011 primarily reflects the decrease in our net deferred tax asset and the timing of first quarter estimated payments (i.e., not due until April 15).

Our net deferred tax asset was $80.6 million at March 31, 2012, compared to $127.8 million at March 31, 2011, and $196.0 million at December 31, 2011. The decrease in our net deferred tax asset since March 31, 2011, is primarily due to the increase in net unrealized gains that occurred in our investment portfolio. At March 31, 2012 and 2011, and at December 31, 2011, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There were no material changes in our uncertain tax positions during the quarter ended March 31, 2012.

IV. RESULTS OF OPERATIONS—INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2012
Fixed maturities	$11,952.7	72.8%	2.2	AA-
Nonredeemable preferred stocks	832.4	5.1	1.1	BBB-
Short-term investments—other	1,520.1	9.3	<1	AAA-

Total fixed-income securities	14,305.2	87.2	1.9	AA-
Common equities	2,096.5	12.8	na	na

Total portfolio[2,3]	$16,401.7	100.0%	1.9	AA-

March 31, 2011
Fixed maturities	$11,890.3	75.3%	2.5	AA
Nonredeemable preferred stocks	1,099.9	7.0	1.1	BBB-
Short-term investments—other	1,128.4	7.2	<1	AAA-

Total fixed-income securities	14,118.6	89.5	2.2	AA-
Common equities	1,658.9	10.5	na	na

Total portfolio[2,3]	$15,777.5	100.0%	2.2	AA-

December 31, 2011
Fixed maturities	$11,759.3	73.6%	2.1	AA-
Nonredeemable preferred stocks	806.3	5.1	1.1	BBB-
Short-term investments—other	1,551.8	9.7	<1	AA+

Total fixed-income securities	14,117.4	88.4	1.9	AA-
Common equities	1,845.6	11.6	na	na

Total portfolio[2,3]	$15,963.0	100.0%	1.9	AA-

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

[2]

At March 31, 2012, we had $27.4 million of net unsettled security transactions included in other liabilities, compared to $119.5 million and $46.9 million included in other assets at March 31, 2011 and December 31, 2011, respectively.

[3]

The total fair value of the portfolio at March 31, 2012 and 2011, and December 31, 2011 included $1.5 billion, $1.8 billion, and $2.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities, as defined in the Overview – Investments and Capital Management section and as reflected in the following tables. We believe this asset allocation strategy allows us to more accurately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following tables show the composition of our Group I and Group II securities at March 31, 2012, March 31, 2011, and December 31, 2011:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2012
Group I securities:
Non-investment-grade fixed maturities	$481.5	2.9%
Redeemable preferred stocks[1]	295.6	1.8
Nonredeemable preferred stocks	832.4	5.1
Common equities	2,096.5	12.8

Total Group I securities	3,706.0	22.6
Group II securities:
Other fixed maturities[2]	11,175.6	68.1
Short-term investments - other	1,520.1	9.3

Total Group II securities	12,695.7	77.4

Total portfolio	$16,401.7	100.0%

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2011
Group I securities:
Non-investment-grade fixed maturities	$428.4	2.7%
Redeemable preferred stocks[1]	344.7	2.2
Nonredeemable preferred stocks	1,099.9	7.0
Common equities	1,658.9	10.5

Total Group I securities	3,531.9	22.4
Group II securities:
Other fixed maturities[2]	11,117.2	70.4
Short-term investments - other	1,128.4	7.2

Total Group II securities	12,245.6	77.6

Total portfolio	$15,777.5	100.0%

($ in millions)	Fair Value	% of Total Portfolio
December 31, 2011
Group I securities:
Non-investment-grade fixed maturities	$384.4	2.4%
Redeemable preferred stocks[1]	287.8	1.8
Nonredeemable preferred stocks	806.3	5.1
Common equities	1,845.6	11.6

Total Group I securities	3,324.1	20.9
Group II securities:
Other fixed maturities[2]	11,087.1	69.4
Short-term investments - other	1,551.8	9.7

Total Group II securities	12,638.9	79.1

Total portfolio	$15,963.0	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $208.4 million at March 31, 2012, $216.9 million at March 31, 2011, and $201.7 million at December 31, 2011.
[2]	Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $87.2 million at March 31, 2012, $127.8 million at March 31, 2011, and $86.1 million at December 31, 2011.

Unrealized Gains and Losses

As of March 31, 2012, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,361.9 million, compared to $1,226.0 million and $1,050.5 million at March 31, 2011 and December 31, 2011, respectively.

Since December 31, 2011, the net unrealized gains in our fixed-income and common stock portfolios increased $86.8 million and $224.6 million, respectively, primarily due to spread tightening (i.e., the risk premium paid above the comparable Treasury rate) in some fixed-income sectors and positive returns in the equity market. Since March 31, 2011, our fixed-income portfolio’s net unrealized gains decreased $13.7 million, reflecting sales of our fixed-income securities over the last 12 months, primarily in our nonredeemable preferred stocks. The net unrealized gains in our common stock portfolio increased $149.6 million over the same time period, reflecting positive returns in the broad equity market.

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

The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

	March 31, 2012		March 31, 2011		December 31, 2011
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,585.8	93.4%	$12,122.0	93.1%	$12,539.3	94.2%
Long term	53.9	.4	47.1	.4	55.7	.4
Non-investment-grade fixed maturities[2]	833.1	6.2	849.6	6.5	716.1	5.4

Total	$13,472.8	100.0%	$13,018.7	100.0%	$13,311.1	100.0%

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

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at March 31, 2012, compared to 2.2 years at March 31, 2011 and 1.9 years at December 31, 2011. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2012	March 31, 2011	December 31, 2011
1 year	19.0%	24.6%	22.6%
2 years	20.7	13.0	22.3
3 years	29.5	28.6	31.5
5 years	27.5	31.1	20.8
10 years	3.3	2.7	2.8

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by nationally recognized rating agencies.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2012	March 31, 2011	December 31, 2011
AAA	55.7%	54.1%	53.6%
AA	12.0	11.5	13.4
A	4.9	6.8	5.1
BBB	19.5	19.2	21.3
Non-rated/other	7.9	8.4	6.6

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At March 31, 2012, we were within all of the constraints described above.

We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. The different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first three months of 2012, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk). Two nonredeemable preferred stocks had their first call date during the first three months of 2012; neither of these securities were called. Extension risk on holding these securities is limited because they either convert from a fixed-rate coupon instrument to a variable rate coupon after the call date, or were variable rate coupon securities prior to the call date. Reinvestment risk is minimal since we are receiving the current prevailing market level coupon based on the financial instrument’s characteristics.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of March 31, 2012, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. As of March 31, 2012 and 2011 and December 31, 2011, we held $4.7 billion, $4.1 billion, and $4.5 billion, respectively, of U.S. Treasury and short-term securities. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $1.1 billion, or 13%, of our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, to repay principal during the remainder of 2012. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2012:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$864.1	1.9
Two to five years	2,236.9	3.9
Five to nine years	39.1	6.5

Total U.S. Treasury Notes	3,140.1	3.4

Interest Rate Swaps
Two to five years ($900 notional value)	0	(4.4)
Five to nine years ($363 notional value)	0	(6.7)

Total interest rate swaps ($1,263 notional value)	0	(5.1)

Total U.S. government obligations	$3,140.1	1.3

The interest rate swap positions show a fair value of zero as they are in an overall liability position of $72.8 million, which is fully funded through collateral payments to the counterparty; the liability is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
March 31, 2012
Prime collateralized mortgage obligations	$217.5	$.1	5.7%	1.6	A-
Alt-A collateralized mortgage obligations	42.5	1.6	1.1	2.4	A-

Subtotal collateralized mortgage obligations	260.0	1.7	6.8	1.7	A-

Commercial mortgage-backed securities	1,855.2	59.5	48.9	2.3	AA+
Commercial mortgage-backed securities: interest-only	266.5	10.0	7.0	1.8	AAA-

Subtotal commercial mortgage-backed securities	2,121.7	69.5	55.9	2.2	AA+

Other asset-backed securities:
Automobile	652.3	6.5	17.2	1.3	AAA
Credit card	157.4	4.3	4.1	1.2	AAA
Home equity (sub-prime bonds)	178.7	(11.5)	4.7	1.1	BBB+
Other[1]	426.8	1.4	11.3	1.2	AAA-

Subtotal other asset-backed securities	1,415.2	.7	37.3	1.2	AA+

Total asset-backed securities	$3,796.9	$71.9	100.0%	1.8	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
March 31, 2011
Prime collateralized mortgage obligations	$324.3	$(5.0)	8.7%	1.5	A
Alt-A collateralized mortgage obligations	43.3	2.4	1.2	1.9	A-

Subtotal collateralized mortgage obligations	367.6	(2.6)	9.9	1.6	A

Commercial mortgage-backed securities	1,535.6	38.7	41.2	2.3	AA+
Commercial mortgage-backed securities: interest-only	341.8	11.8	9.2	1.2	AAA-

Subtotal commercial mortgage-backed securities	1,877.4	50.5	50.4	2.1	AA+

Other asset-backed securities:
Automobile	738.9	6.9	19.8	1.3	AAA
Credit card	186.1	2.8	5.0	1.5	AAA-
Home equity (sub-prime bonds)	188.2	(7.1)	5.0	.5	A-
Other[1]	368.1	.7	9.9	1.2	AAA-

Subtotal other asset-backed securities	1,481.3	3.3	39.7	1.2	AAA-

Total asset-backed securities	$3,726.3	$51.2	100.0%	1.7	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
December 31, 2011
Prime collateralized mortgage obligations	$228.6	$(9.6)	6.5%	1.2	A
Alt-A collateralized mortgage obligations	43.2	.9	1.2	2.1	A-

Subtotal collateralized mortgage obligations	271.8	(8.7)	7.7	1.3	A-

Commercial mortgage-backed securities	1,595.7	39.8	45.3	2.4	AA+
Commercial mortgage-backed securities: interest-only	280.9	7.0	8.0	1.6	AAA-

Subtotal commercial mortgage-backed securities	1,876.6	46.8	53.3	2.2	AA+

Other asset-backed securities:
Automobile	682.6	5.1	19.4	1.3	AAA
Credit card	157.2	4.0	4.4	1.4	AAA
Home equity (sub-prime bonds)	155.1	(17.3)	4.4	<.1	A-
Other[1]	380.8	.9	10.8	1.1	AAA-

Subtotal other asset-backed securities	1,375.7	(7.3)	39.0	1.1	AAA-

Total asset-backed securities	$3,524.1	$30.8	100.0%	1.7	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

Substantially all of the asset-backed securities have widely available market quotes. As of March 31, 2012, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, primarily in the commercial mortgage-backed and consumer asset-backed markets. These investments typically have a maturity profile of five years or less, and have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we realized $0.6 million of OTTI losses during the first three months of 2012, compared to $1.0 million during the same period last year.

Collateralized Mortgage Obligations At March 31, 2012, 6.8% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the three months ended March 31, 2012 and 2011, we recorded $0.4 million and $0.6 million, respectively, in credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections. We did not have any write-downs on Alt-A securities during the same periods. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at March 31, 2012 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2012)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Collateralized Mortgage Obligations
Non-agency prime	$74.7	$10.1	$15.0	$24.3	$72.7	$196.8	75.7%
Alt-A	.7	24.4	0	0	17.4	42.5	16.3
Government/GSE[1]	9.3	2.1	6.3	0	3.0	20.7	8.0

Total fair value	$84.7	$36.6	$21.3	$24.3	$93.1	$260.0	100.0%

Increase (decrease) in value	.8%	.2%	(1.1)%	(2.1)%	2.0%	.7%

[1]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At March 31, 2012, 48.9% of our asset-backed securities were commercial mortgage-backed securities (CMBS) and 7.0% were CMBS interest-only securities (IO). During the three months ended March 31, 2012, we recorded $0.1 million in write-downs on our IO portfolio, compared to $0.4 million during the three months ended March 31, 2011. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2012)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Fair Value	% of Total Exposure
CMBS	$1,459.2	$120.9	$105.1	$140.4	$29.6	$1,855.2	87.4%
IO	257.5	0	0	1.1	7.9	266.5	12.6

Total fair value	$1,716.7	$120.9	$105.1	$141.5	$37.5	$2,121.7	100.0%

% of Total fair value	80.9%	5.7%	4.9%	6.7%	1.8%	100.0%

The CMBS portfolio contained 9.2% of securities that are rated BBB or lower, with a net unrealized gain of $11.1 million at March 31, 2012, and an average duration of 1.3 years, compared to 2.3 years for the entire CMBS portfolio. The BBB and non-investment-grade exposure includes $82.8 million of cell tower securitizations. All of the BBB bonds have a single borrower, are backed by a cross-collateralized pool of cell towers throughout the U.S., and have significant net cash flow relative to their interest payments. Approximately 24% of our CMBS portfolio was originated from 2005 to 2007, a period in which the CMBS market saw more aggressive underwriting as reflected in the table below:

CMBS Portfolio (at March 31, 2012)
($ in millions) Vintage	Agency	Cell Tower	Multi-Borrower	Single-Borrower	Fair Value
1997	$0	$0	$23.1	$0	$23.1
2001	0	0	8.2	0	8.2
2002	0	0	108.5	0	108.5
2003	0	0	316.8	0	316.8
2004	0	0	279.4	0	279.4
2005	0	0	278.5	9.9	288.4
2006	0	0	13.6	11.3	24.9
2007	0	82.8	0	49.0	131.8
2009	0	0	0	18.3	18.3
2010	12.6	0	50.2	43.4	106.2
2011	0	0	344.4	84.4	428.8
2012	0	0	55.2	65.6	120.8

Total	$12.6	$82.8	$1,477.9	$281.9	$1,855.2

Planned amortization class IOs comprised 53.5% of our IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

Home-Equity Securities At March 31, 2012, 4.7% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the three months ended March 31, 2012, we recorded $0.1 million in write-downs; we did not record any write-downs during the same period last year. The following table shows the credit quality rating of our home-equity securities, by deal origination year, along with a comparison of the fair value at March 31, 2012, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at March 31, 2012)
($ in millions) Rating (date acquired)	Deal Origination Year					% of Home- Equity Securities
	2007	2006	2005	2004	Total
AAA (January 2008-February 2011)	$0	$0	$37.2	$0	$37.2	20.8%
AA (February 2008-April 2010)	0	0	9.5	3.5	13.0	7.3
A (March 2008- December 2011)	0	9.2	19.8	0	29.0	16.2
BBB (January 2012)	0	13.9	0	0	13.9	7.8
Non-investment grade (March 2007-March 2012)	.2	35.1	40.6	9.7	85.6	47.9

Total	$.2	$58.2	$107.1	$13.2	$178.7	100.0%

Increase (decrease) in value	(23.4)%	1.8%	(10.5)%	.7%	(6.1)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at March 31, 2012 and 2011 and December 31, 2011, were $1,764.7 million, $1,868.7 million, and $2,002.1 million, respectively, of state and local government obligations. These securities had a duration of 2.5 years and an overall credit quality of AA+ (excluding the benefit of credit support from bond insurance) at March 31, 2012, compared to 2.3 years and AA+ at March 31, 2011, and 2.6 years and AA+ at December 31, 2011. These securities had a net unrealized gain of $46.4 million at March 31, 2012, compared to $25.6 million and $63.5 million at March 31, 2011 and December 31, 2011, respectively. During the three months ended March 31, 2012 and 2011, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at March 31, 2012, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2012)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$194.5	$421.0	$615.5
AA	461.9	610.5	1,072.4
A	39.5	15.9	55.4
BBB	1.5	12.7	14.2
Other[1]	0	7.2	7.2

Total	$697.4	$1,067.3	$1,764.7

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds were $844.9 million of single family housing revenue bonds issued by state housing finance agencies, of which $357.7 million were supported by individual mortgages held by the state housing finance agencies and $487.2 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 30% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 70% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 12%, or $206.8 million, of our total municipal securities were insured general obligation ($153.7 million) or revenue bonds ($53.1 million), with an overall credit rating of AA- at March 31, 2012, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $8.6 million at March 31, 2012, compared to $8.9 million and $9.2 million at March 31, 2011 and December 31, 2011, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at March 31, 2012 and 2011 and December 31, 2011, were $2,868.2 million, $2,849.7 million, and $2,896.2 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.3 years at March 31, 2012 and 2011, compared to 3.2 years at December 31, 2011; the overall credit quality rating was BBB for all three periods. At March 31, 2012 and 2011, and December 31, 2011, these securities had net unrealized gains of $103.7 million, $62.8 million, and $87.8 million, respectively. During the three months ended March 31, 2012 and 2011, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at March 31, 2012)
Sector	AAA	AA	A	BBB	Non- Investment Grade	% of Corporate Securities
Consumer	0%	0%	4.5%	18.9%	5.2%	28.6%
Industrial	0	0	3.4	16.6	5.2	25.2
Communications	0	0	2.0	13.7	.3	16.0
Financial Services	0	3.3	4.4	6.1	2.7	16.5
Technology	0	0	0	2.8	0	2.8
Basic Materials	0	0	0	3.7	.8	4.5
Energy	1.4	0	1.8	3.2	0	6.4

Total	1.4%	3.3%	16.1%	65.0%	14.2%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2012, we held $382.8 million in redeemable preferred stocks and $832.4 million in nonredeemable preferred stocks, compared to $472.5 million and $1,099.9 million, respectively, at March 31, 2011 and $373.9 million and $806.3 million, respectively, at December 31, 2011. We made no additional investments in preferred stocks during the three months ended March 31, 2012.

At March 31, 2012 and 2011, and December 31, 2011, our preferred stock portfolio had net unrealized gains of $406.2 million, $589.4 million, and $333.5 million, respectively. We did not have any write-downs during the three months ended March 31, 2012 or 2011.

Our preferred stock portfolio had a duration of 1.6 years, which reflects the portfolio’s exposure to changes in interest rates, at March 31, 2012 and 2011, and December 31, 2011. The overall credit quality rating was BBB- at March 31, 2012 and 2011, and December 31, 2011. Approximately 40% of our preferred stock securities are fixed-rate securities, and 60% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at March 31, 2012)
Sector	A	BBB	Non-Investment Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	3.3%	32.9%	17.3%	53.5%
Foreign banks	0	2.5	1.6	4.1
Insurance holdings	0	8.3	7.4	15.7
Other financial institutions	0	0	2.4	2.4

Total financial services	3.3	43.7	28.7	75.7
Industrials	0	3.0	11.8	14.8
Utilities	0	9.5	0	9.5

Total	3.3%	56.2%	40.5%	100.0%

Approximately 55% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	March 31, 2012		March 31, 2011		December 31, 2011
Common stocks	$2,085.4	99.5%	$1,647.1	99.3%	$1,834.1	99.4%
Other equity-like investments	11.1	.5	11.8	.7	11.5	.6

Total common equities	$2,096.5	100.0%	$1,658.9	100.0%	$1,845.6	100.0%

At March 31, 2012, 12.8% of the total investment portfolio was in common equities, compared to 10.5% at March 31, 2011 and 11.6% at December 31, 2011. Our indexed common stock portfolio, which makes up 96% of our March 31, 2012 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 753 out of 981, or 77%, of the common stocks comprising the Russell 1000 Index at March 31, 2012, which made up 94% of the total market capitalization of the index.

The remaining 4% reflects our decision to invest in common stocks outside of the index. During the fourth quarter 2011, we selected an external investment manager to invest up to $150 million in such common stocks; at March 31, 2012, $72.2 million of the $150 million was invested in such securities with a fair value of $83.8 million.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended
(millions)	Date			March 31,		March 31,
Term	Effective	Maturity	Coupon	2012	2011	2012	2011
Open:
5-year	05/2011	05/2016	Receive variable	$400	$0	$(1.4)	$0
5-year	08/2011	08/2016	Receive variable	500	0	(1.6)	0
9-year	12/2009	01/2019	Receive variable	363	613	.7	2.6

Total open positions						$(2.3)	$2.6

Closed:

9-year	NA	NA	Receive variable	$0	$100	$0	$.5

Total interest rate swaps						$(2.3)	$3.1

NA = Not Applicable

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity:

						Net Realized Gains (Losses)
			Bought or Sold Protection	Notional Value		Three Months Ended March 31,
(millions)	Date			March 31,
Term	Effective	Maturity		2012	2011	2012	2011
Open:
5-year[1]	09/2008	09/2013	Bought	$25	$25	$(.4)	$(.6)
Corporate swap	NA	NA	Sold	0	10	0	0
Treasury Note[2]	NA	NA		0	10	0	(.1)

Total corporate swaps						$(.4)	$(.7)

NA = Not Applicable
[1] Financial services sector, see Note 2—Investments for details.
[2] Used to replicate a long corporate bond position.

CASH FLOW HEDGES

During the quarter ended March 31, 2012, we repurchased $12.6 million principal amount of our 6.70% Junior Subordinated Debentures due 2067 (the “6.70% Debentures”) for $13.3 million in the open market. During the year ended December 31, 2011, we repurchased $15.0 million principal amount of the 6.70% Debentures for $15.1 million in the open market (see Note 4 – Debt for further discussion). We reclassified $0.3 million, in both the first quarter 2012 and during 2011, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains (losses) on securities on the comprehensive income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the portion of the 6.70% Debentures repurchased during the periods. We did not repurchase any debt during the quarter ended March 31, 2011.

B. Investment Results

We reported the following investment results for the periods ended March 31 :

	2012	2011
Pretax recurring investment book yield	3.1%	3.4%
Weighted average FTE book yield	3.5%	3.8%
FTE total return:
Fixed-income securities	2.0%	1.3%
Common stocks	12.3%	6.5%
Total portfolio	3.3%	1.8%

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 7% for the first quarter 2012, compared to the same period last year. The reduction is primarily the result of a decrease in investment yields, partially offset by an increase in average assets.

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

A further break-down of our FTE total returns for our fixed-income securities, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	2012	2011
Fixed-income securities:
U.S. Treasury Notes	(.3)%	.5%
Municipal bonds	.9%	1.0%
Corporate bonds	2.4%	1.1%
Commercial mortgage-backed securities	2.3%	.6%
Collateralized mortgage obligations	5.0%	.6%
Asset-backed securities	1.1%	.3%
Preferred stocks	11.2%	6.7%

Investment expenses were $4.2 million for the first quarter 2012, compared to $3.1 million for the same period last year.

Interest expense for the first three months of 2012 was $31.9 million, compared to $31.5 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the three months ended March 31, were:

(millions)	2012	2011
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$7.1	$31.3
State and local government obligations	12.1	3.1
Corporate and other debt securities	22.2	8.9
Commercial mortgage-backed securities	1.0	0
Redeemable preferred stocks	0	.6

Total fixed maturities	42.4	43.9
Equity securities:
Nonredeemable preferred stocks	30.6	57.2
Common equities	1.2	1.1

Subtotal gross realized gains on security sales	74.2	102.2

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(.5)	(3.3)
Corporate and other debt securities	0	(2.8)
Redeemable preferred stocks	0	(2.2)

Total fixed maturities	(.5)	(8.3)

Subtotal gross realized losses on security sales	(.5)	(8.3)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	6.6	28.0
State and local government obligations	12.1	3.1
Corporate and other debt securities	22.2	6.1
Commercial mortgage-backed securities	1.0	0
Redeemable preferred stocks	0	(1.6)

Total fixed maturities	41.9	35.6
Equity securities:
Nonredeemable preferred stocks	30.6	57.2
Common equities	1.2	1.1

Subtotal net realized gains (losses) on security sales	73.7	93.9

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.5)	(.6)
Commercial mortgage-backed securities	(.1)	(.4)

Total fixed maturities	(.6)	(1.0)
Equity securities:
Common equities	(.3)	(.4)

Subtotal other-than-temporary impairment losses	(.9)	(1.4)

Net holding period gains (losses)
Hybrid securities	7.1	4.8
Derivative instruments	(2.4)	2.4

Subtotal net holding period gains (losses)	4.7	7.2

Total net realized gains (losses) on securities	$77.5	$99.7

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

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the comprehensive income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we recognize that portion of the impairment in the comprehensive income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the comprehensive income statement was as follows:

	Three Months Ended March 31,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2012
Residential mortgage-backed securities	$.5	$0	$.5
Commercial mortgage-backed securities	.1	0	.1

Total fixed income	.6	0	.6
Common equities	.3	0	.3

Total portfolio	$.9	$0	$.9

2011

Residential mortgage-backed securities	$.6	$0	$.6
Commercial mortgage-backed securities	.4	0	.4

Total fixed income	1.0	0	1.0
Common equities	.4	0	.4

Total portfolio	$1.4	$0	$1.4

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2012, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$1,131.8	$8.3	$.1	$.1	$0	$0
Unrealized loss for 12 months or greater	502.5	42.4	21.9	13.5	12.3	4.0

Total	$1,634.3	$50.7	$22.0	$13.6	$12.3	$4.0

Common Equity:
Unrealized loss for less than 12 months	$73.8	$7.2	$4.1	$2.9	$.1	$0
Unrealized loss for 12 months or greater	18.3	.8	.1	0	0	0

Total	$92.1	$8.0	$4.2	$2.9	$.1	$0

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

C. Repurchase Transactions

From time to time we enter into reverse repurchase commitment transactions. In these transactions, we loan cash to internally approved counterparties and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. We choose to enter into these transactions as rates and credit quality are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited due to the characteristics of the collateral (i.e., U.S. Treasury Notes) received. The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received. We have counterparty exposure on reverse repurchase agreements in the event of a counterparty default to the extent the general collateral security’s value is below the cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight investing) reduces that default exposure.

We earned income of $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. We had $715.6 million of open reverse repurchase commitments with two counterparties at March 31, 2012, compared to $394.6 million open with two counterparties at March 31, 2011, and $384.2 million with two counterparties at December 31, 2011. For the three months ended March 31, 2012, our largest single outstanding balance of reverse repurchase commitments was $968.1 million, which was open for one day; the average daily balance of reverse repurchase commitments was $759.9 million.

Additionally, during the first quarter 2012, we entered into repurchase commitment transactions for a period of eight days. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper with a maturity matching the repurchase transaction issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at March 31, 2012. During the period we invested in repurchase transactions, the largest single outstanding balance was $143.7 million, which was open for one day; the average daily balance of repurchase commitments was $143.3 million. We earned income of less than $0.1 million during the period these transactions were open; we did not enter into any repurchase commitment transactions during the first three months of 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolios that are subject to interest rate risk was 1.9 years at both March 31, 2012 and December 31, 2011. The weighted average beta of the equity portfolio was 1.02 at March 31, 2012 and 1.01 at December 31, 2011. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2012 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	1,539,578	$20.02	25,867,679	49,132,321
February	303,100	20.85	26,170,779	48,829,221
March	23,471	22.71	26,194,250	48,805,750

Total	1,866,149	$20.19

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first three months of 2012, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

I. GRANTS OF PLAN-BASED EQUITY AWARDS

In March 2012, Progressive granted 1,562,374 time-based restricted stock units to 669 employees, primarily management employees, including our executive officers, under Progressive’s 2010 Equity Incentive Plan (“2010 Plan”), as amended. These awards were based on a $22.92 closing price of our common shares on the date of grant, as reported on the New York Stock Exchange, and are scheduled to vest in equal installments on January 1 of 2015, 2016, and 2017. On the date of grant, these time-based awards had an aggregate dollar value of approximately $35.8 million.

Pursuant to the 2010 Plan, in March 2012, we granted 635,208 performance-based restricted stock units to 43 executives and senior managers. At the date of grant, all of these performance-based restricted stock unit awards had an aggregate dollar value of approximately $14.6 million assuming 100% of the initial award value will vest. These shares will vest from 0-2x of the initial award value if and when the underlying performance criteria are achieved. The performance criteria includes underwriting profitability and growth measurements, as well as separate awards based on investment results for our Chief Executive Officer, Chief Financial Officer, and Chief Investment Officer.

The following table discloses the restricted stock unit awards granted to each of the named executive officers identified in Progressive’s 2012 Proxy Statement dated March 9, 2012:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Units	Value[1]	Units[2]	Value[1,3]
Glenn M. Renwick President and Chief Executive Officer	0	$0	327,226	$7,500,020

Brian C. Domeck Vice President and Chief Financial Officer	20,070	460,004	39,137	897,020

Susan Patricia Griffith Claims Group President	19,200	440,064	34,555	792,001

John P. Sauerland Personal Lines Group President	19,200	440,064	34,555	792,001

M. Jeffrey Charney Chief Marketing Officer	18,108	415,035	21,728	498,006

[1]	Value is based on the market value at the date of grant, which was $22.92 per share on March 15, 2012, without discount for risk of forfeitures of the awards.
[2]

Amount includes 49,084 restricted stock units for Mr. Renwick and 4,014 restricted stock units for Mr. Domeck, using the new investment-related performance criteria. See our Current Report on Form 8-K, filed on March 22, 2012, for additional information on the investment-related awards.

[3]

Amount shown represents 100% of the initial award value. The value of the performance-based award can range from 0% to 200% of the initial award value based on achievement of the underlying performance criteria.

In addition, we granted time-based restricted stock awards covering a total of 88,677 common shares to our non-employee directors on April 20, 2012, based on a $21.37 closing price on the date of grant. These awards are scheduled to vest on March 20, 2013, and had an aggregate dollar value of approximately $1.9 million at the date of grant.

II. OTHER

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2012 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index beginning on page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 7, 2012	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3	3.1	Code of Regulations of The Progressive Corporation (as amended April 20, 2012)	Filed herewith

10	10.1	2012 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed on March 6, 2012; Exhibit 10.1 therein)

10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan, as amended	Current Report on Form 8-K (filed on March 22, 2012; Exhibit 10.1 therein)

10	10.3	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Filed herewith

10	10.4	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Filed herewith

10	10.5	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith