Form 10-Q
period 2012-06-30
PROGRESSIVE CORP/OH/
filed 2012-08-02
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Common Shares, $1.00 par value: 609,158,487 outstanding at June 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2012	2011	% Change	2012	2011	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$3,996.1	$3,719.9	7	$7,857.6	$7,385.2	6
Investment income	112.5	120.8	(7)	227.2	244.1	(7)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(5.1)	(3.1)	65	(5.6)	(4.5)	24
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	(.3)	.9	NM	(.7)	.9	NM

Net impairment losses recognized in earnings	(5.4)	(2.2)	145	(6.3)	(3.6)	75
Net realized gains (losses) on securities	.7	28.2	(98)	79.1	129.3	(39)

Total net realized gains (losses) on securities	(4.7)	26.0	NM	72.8	125.7	(42)
Service revenues	10.2	6.0	70	18.4	11.2	64
Gains (losses) on extinguishment of debt	(1.0)	0	NM	(1.7)	0	NM

Total revenues	4,113.1	3,872.7	6	8,174.3	7,766.2	5

Expenses
Losses and loss adjustment expenses	3,043.7	2,660.9	14	5,806.1	5,169.0	12
Policy acquisition costs	364.5	348.3	5	724.1	695.0	4
Other underwriting expenses	492.8	466.0	6	1,003.6	920.7	9
Investment expenses	3.8	3.5	9	8.0	6.6	21
Service expenses	9.9	4.8	106	18.1	8.8	106
Interest expense	30.7	31.5	(3)	62.6	63.0	(1)

Total expenses	3,945.4	3,515.0	12	7,622.5	6,863.1	11

Net Income
Income before income taxes	167.7	357.7	(53)	551.8	903.1	(39)
Provision for income taxes	49.1	112.5	(56)	175.6	295.0	(40)

Net income	118.6	245.2	(52)	376.2	608.1	(38)

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	.1	(2.2)	NM	3.1	(3.1)	NM
Other net unrealized gains (losses) on securities	(51.0)	53.5	NM	148.4	84.0	77

Total net unrealized gains (losses) on securities	(50.9)	51.3	NM	151.5	80.9	87
Net unrealized gains on forecasted transactions	(.6)	(.8)	(25)	(1.2)	(1.6)	(25)
Foreign currency translation adjustment	(.6)	.3	NM	(.1)	.5	NM

Other comprehensive income (loss)	(52.1)	50.8	NM	150.2	79.8	88

Comprehensive income	$66.5	$296.0	(78)	$526.4	$687.9	(23)

Computation of Net Income Per Share
Average shares outstanding—Basic	604.8	643.6	(6)	605.5	647.6	(7)
Net effect of dilutive stock-based compensation	4.1	4.3	(5)	4.0	4.1	(2)

Total equivalent shares—Diluted	608.9	647.9	(6)	609.5	651.7	(6)

Basic: Net income per share	$.20	$.38	(49)	$.62	$.94	(34)

Diluted: Net income per share	$.19	$.38	(49)	$.62	$.93	(34)

Dividends declared per share[1]	$0	$0		$0	$0

NM  = Not Meaningful

1         Progressive maintains an annual dividend program. See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,		December 31,
(millions)	2012	2011	2011
Assets
Investments—Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,723.6, $11,499.5, and $11,455.7)	$12,075.9	$11,788.5	$11,759.3
Equity securities:
Nonredeemable preferred stocks (cost: $425.4, $495.5, and $473.7)	799.3	1,029.7	806.3
Common equities (cost: $1,494.9, $1,379.8, and $1,431.0)	2,055.1	1,867.9	1,845.6
Short-term investments (amortized cost: $1,679.2, $1,343.5, and $1,551.8)	1,679.2	1,343.5	1,551.8

Total investments	16,609.5	16,029.6	15,963.0
Cash	165.5	149.7	155.7
Accrued investment income	96.4	104.3	105.7
Premiums receivable, net of allowance for doubtful accounts of $118.8, $109.5, and $124.2	3,222.1	2,982.6	2,929.8
Reinsurance recoverables, including $30.4, $34.3, and $32.3 on paid losses and loss adjustment expenses	844.7	775.7	818.0
Prepaid reinsurance premiums	71.1	86.7	69.8
Deferred acquisition costs	452.4	451.6	433.6
Income taxes	147.8	111.4	208.0
Property and equipment, net of accumulated depreciation of $606.6, $596.4, and $573.8	914.3	917.1	911.3
Other assets	195.2	198.9	249.9

Total assets	$22,719.0	$21,807.6	$21,844.8

Liabilities and Shareholders’ Equity
Unearned premiums	$5,014.6	$4,704.3	$4,579.4
Loss and loss adjustment expense reserves	7,573.2	7,142.6	7,245.8
Accounts payable, accrued expenses, and other liabilities	1,781.8	1,652.1	1,770.8
Debt[1]	2,062.8	1,959.1	2,442.1

Total liabilities	16,432.4	15,458.1	16,038.1

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, including treasury shares of 188.5, 155.0, and 184.7)	609.2	642.7	613.0
Paid-in capital	1,040.4	1,007.7	1,006.2
Retained earnings	3,794.3	3,835.6	3,495.0
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(2.3)	(4.9)	(5.4)
Other net unrealized gains (losses) on securities	836.6	853.1	688.2

Total net unrealized gains (losses) on securities	834.3	848.2	682.8
Net unrealized gains on forecasted transactions	6.7	13.1	7.9
Foreign currency translation adjustment	1.7	2.2	1.8

Total accumulated other comprehensive income	842.7	863.5	692.5

Total shareholders’ equity	6,286.6	6,349.5	5,806.7

Total liabilities and shareholders’ equity	$22,719.0	$21,807.6	$21,844.8

1        Consists of long-term debt. See Note 4—Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30,	2012	2011
(millions)
Cash Flows From Operating Activities
Net income	$376.2	$608.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45.5	42.6
Amortization of fixed-income securities	98.3	116.4
Amortization of stock-based compensation	31.5	24.5
Net realized (gains) losses on securities	(72.8)	(125.7)
Net (gains) losses on disposition of property and equipment	3.5	7.3
(Gains) losses on extinguishment of debt	1.7	0
Changes in:
Premiums receivable	(292.3)	(244.2)
Reinsurance recoverables	(26.7)	(34.2)
Prepaid reinsurance premiums	(1.3)	1.4
Deferred acquisition costs	(18.8)	(34.4)
Income taxes	(21.1)	34.1
Unearned premiums	435.2	350.4
Loss and loss adjustment expense reserves	327.4	71.5
Accounts payable, accrued expenses, and other liabilities	230.6	194.4
Other, net	18.2	18.9

Net cash provided by operating activities	1,135.1	1,031.1

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(2,628.7)	(4,265.9)
Equity securities	(79.4)	(397.5)
Sales:
Fixed maturities	1,689.4	3,570.6
Equity securities	101.6	240.9
Maturities, paydowns, calls, and other:
Fixed maturities	616.6	735.4
Equity securities	3.9	0
Net purchases of short-term investments - other	(128.0)	(252.3)
Net unsettled security transactions	62.4	39.2
Purchases of property and equipment	(53.5)	(35.6)
Sales of property and equipment	1.5	1.2

Net cash used in investing activities	(414.2)	(364.0)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	.5	5.4
Tax benefit from exercise/vesting of stock-based compensation	4.1	2.4
Payment of debt	(350.0)	0
Reacquisition of debt	(31.9)	0
Dividends paid to shareholders[1]	(251.0)	(263.6)
Acquisition of treasury shares	(83.0)	(420.9)

Net cash used in financing activities	(711.3)	(676.7)

Effect of exchange rate changes on cash	.2	.4

Increase (decrease) in cash	9.8	(9.2)
Cash, January 1	155.7	158.9

Cash, June 30	$165.5	$149.7

1        Progressive maintains an annual dividend program. See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2012, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

On January 1, 2012, we adopted, on a prospective basis, the accounting standard update related to the accounting for the deferral of costs associated with the successful acquisition or renewal of insurance contracts. As a result, $23 million of deferred acquisition costs that no longer met the criteria for deferral upon adoption were recognized as a reduction to income primarily over the first six months of 2012, consistent with our insurance policy terms.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2012
Fixed maturities:
U.S. government obligations	$2,833.0	$105.6	$0	$0	$2,938.6	17.7%
State and local government obligations	1,926.9	51.2	(.5)	0	1,977.6	11.9
Corporate debt securities	2,893.6	114.4	(5.6)	4.8	3,007.2	18.1
Residential mortgage-backed securities	429.2	14.7	(22.3)	0	421.6	2.5
Commercial mortgage-backed securities	2,020.2	74.7	(1.4)	0	2,093.5	12.6
Other asset-backed securities	1,250.8	13.7	(.2)	(.3)	1,264.0	7.6
Redeemable preferred stocks	369.9	21.0	(17.5)	0	373.4	2.3

Total fixed maturities	11,723.6	395.3	(47.5)	4.5	12,075.9	72.7
Equity securities:
Nonredeemable preferred stocks	425.4	376.5	(1.0)	(1.6)	799.3	4.8
Common equities	1,494.9	591.1	(30.9)	0	2,055.1	12.4
Short-term investments:
Other short-term investments	1,679.2	0	0	0	1,679.2	10.1

Total portfolio[2,3]	$15,323.1	$1,362.9	$(79.4)	$2.9	$16,609.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2011
Fixed maturities:
U.S. government obligations	$2,881.1	$80.3	$(.8)	$0	$2,960.6	18.5%
State and local government obligations	1,812.7	46.0	(1.3)	0	1,857.4	11.6
Corporate debt securities	2,765.1	89.5	(5.1)	5.9	2,855.4	17.8
Residential mortgage-backed securities	537.0	12.7	(29.8)	0	519.9	3.2
Commercial mortgage-backed securities	1,755.6	60.4	(3.6)	0	1,812.4	11.3
Other asset-backed securities	1,312.4	15.0	(.8)	1.1	1,327.7	8.3
Redeemable preferred stocks	435.6	28.0	(8.5)	0	455.1	2.8

Total fixed maturities	11,499.5	331.9	(49.9)	7.0	11,788.5	73.5
Equity securities:
Nonredeemable preferred stocks	495.5	534.8	0	(.6)	1,029.7	6.4
Common equities	1,379.8	494.7	(6.6)	0	1,867.9	11.7
Short-term investments:
Other short-term investments	1,343.5	0	0	0	1,343.5	8.4

Total portfolio[2,3]	$14,718.3	$1,361.4	$(56.5)	$6.4	$16,029.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2011
Fixed maturities:
U.S. government obligations	$2,842.7	$120.3	$0	$0	$2,963.0	18.6%
State and local government obligations	1,938.6	64.1	(.6)	0	2,002.1	12.5
Corporate debt securities	2,801.5	94.3	(6.5)	6.9	2,896.2	18.1
Residential mortgage-backed securities	452.9	9.3	(35.3)	0	426.9	2.7
Commercial mortgage-backed securities	1,829.8	52.3	(5.5)	0	1,876.6	11.8
Other asset-backed securities	1,210.9	11.3	(1.3)	(.3)	1,220.6	7.6
Redeemable preferred stocks	379.3	18.6	(24.0)	0	373.9	2.3

Total fixed maturities	11,455.7	370.2	(73.2)	6.6	11,759.3	73.6
Equity securities:
Nonredeemable preferred stocks	473.7	342.6	(3.7)	(6.3)	806.3	5.1
Common equities	1,431.0	440.0	(25.4)	0	1,845.6	11.6
Short-term investments:
Other short-term investments	1,551.8	0	0	0	1,551.8	9.7

Total portfolio[2,3]	$14,912.2	$1,152.8	$(102.3)	$.3	$15,963.0	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At June 30, 2012, we had $15.5 million of net unsettled security transactions included in other liabilities, compared to $7.1 million and $46.9 million included in other assets at June 30, 2011 and December 31, 2011, respectively.

[3]

The total fair value of the portfolio at June 30, 2012 and 2011, and December 31, 2011 included $1.4 billion, $1.6 billion, and $2.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31,
(millions)	2012	2011	2011
Fixed maturities:
Corporate debt securities	$166.8	$230.5	$234.9
Other asset-backed securities	15.9	16.5	15.5

Total fixed maturities	182.7	247.0	250.4
Equity securities:
Nonredeemable preferred stocks	18.9	22.9	14.2

Total hybrid securities	$201.6	$269.9	$264.6

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $11.6 million as of June 30, 2012, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control which materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.

The other asset-backed security in the table above represents one hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative has the potential to more than double our initial investment yield.

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

Fixed Maturities The composition of fixed maturities by maturity at June 30, 2012, was:

(millions)	Cost	Fair Value
Less than one year	$1,491.3	$1,514.0
One to five years	8,722.4	8,995.8
Five to ten years	1,424.2	1,479.3
Ten years or greater	85.0	86.1

Total[1]	$11,722.9	$12,075.2

[1]	Excludes $0.7 million of gains on the open credit default swap position.

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported at expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of June 30, 2012, we had $48.5 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $30.9 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities during the periods of time necessary to recover their respective cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. In addition, 94% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer specific deterioration, we may write-down the securities. The remaining 6% of our common stocks are part of a managed equity strategy selected and administered by an external investment advisor. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	118.3	(.5)	95.3	(.3)	23.0	(.2)
Corporate debt securities	170.0	(5.6)	111.4	(.4)	58.6	(5.2)
Residential mortgage-backed securities	271.3	(22.3)	32.3	(1.1)	239.0	(21.2)
Commercial mortgage-backed securities	73.5	(1.4)	39.9	(.1)	33.6	(1.3)
Other asset-backed securities	35.0	(.2)	20.0	0	15.0	(.2)
Redeemable preferred stocks	169.4	(17.5)	43.5	(1.5)	125.9	(16.0)

Total fixed maturities	837.5	(47.5)	342.4	(3.4)	495.1	(44.1)
Equity securities:
Nonredeemable preferred stocks	22.3	(1.0)	0	0	22.3	(1.0)
Common equities	229.0	(30.9)	173.4	(17.8)	55.6	(13.1)

Total equity securities	251.3	(31.9)	173.4	(17.8)	77.9	(14.1)

Total portfolio	$1,088.8	$(79.4)	$515.8	$(21.2)	$573.0	$(58.2)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Fixed maturities:
U.S. government obligations	$33.4	$(.8)	$33.4	$(.8)	$0	$0
State and local government obligations	163.3	(1.3)	121.1	(.6)	42.2	(.7)
Corporate debt securities	354.7	(5.1)	330.3	(4.7)	24.4	(.4)
Residential mortgage-backed securities	402.1	(29.8)	185.4	(3.0)	216.7	(26.8)
Commercial mortgage-backed securities	220.9	(3.6)	138.6	(2.1)	82.3	(1.5)
Other asset-backed securities	120.0	(.8)	115.5	(.3)	4.5	(.5)
Redeemable preferred stocks	161.7	(8.5)	0	0	161.7	(8.5)

Total fixed maturities	1,456.1	(49.9)	924.3	(11.5)	531.8	(38.4)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	95.0	(6.6)	94.7	(6.5)	.3	(.1)

Total equity securities	95.0	(6.6)	94.7	(6.5)	.3	(.1)

Total portfolio	$1,551.1	$(56.5)	$1,019.0	$(18.0)	$532.1	$(38.5)

	Total	Gross	Less than 12 Months		12 Months or Greater
(millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	93.6	(.6)	79.5	(.5)	14.1	(.1)
Corporate debt securities	262.7	(6.5)	137.3	(4.6)	125.4	(1.9)
Residential mortgage-backed securities	308.7	(35.3)	34.4	(2.0)	274.3	(33.3)
Commercial mortgage-backed securities	203.7	(5.5)	161.4	(3.5)	42.3	(2.0)
Other asset-backed securities	284.2	(1.3)	259.7	(1.0)	24.5	(.3)
Redeemable preferred stocks	191.4	(24.0)	43.5	(1.5)	147.9	(22.5)

Total fixed maturities	1,344.3	(73.2)	715.8	(13.1)	628.5	(60.1)
Equity securities:
Nonredeemable preferred stocks	19.5	(3.7)	19.5	(3.7)	0	0
Common equities	214.6	(25.4)	196.7	(23.1)	17.9	(2.3)

Total equity securities	234.1	(29.1)	216.2	(26.8)	17.9	(2.3)

Total portfolio	$1,578.4	$(102.3)	$932.0	$(39.9)	$646.4	$(62.4)

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	June 30,		December 31,
(millions)	2012	2011	2011
Fixed maturities:
Residential mortgage-backed securities	$(44.2)	$(45.2)	$(44.8)
Commercial mortgage-backed securities	(.9)	(1.0)	(1.0)

Total fixed maturities	$(45.1)	$(46.2)	$(45.8)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2012 and 2011, for which portions of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2012
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at April 1, 2012	$28.3	$.8	$0	$29.1
Credit losses for which an OTTI was previously recognized	.2	0	0	.2
Credit losses for which an OTTI was not previously recognized	0	0	0	0
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(.4)	(.1)	0	(.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at June 30, 2012	$28.1	$.7	$0	$28.8

	Six Months Ended June 30, 2012
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2012	$34.5	$1.3	$0	$35.8
Credit losses for which an OTTI was previously recognized	.1	0	0	.1
Credit losses for which an OTTI was not previously recognized	.2	0	0	.2
Reductions for securities sold/matured	0	(.2)	0	(.2)
Change in recoveries of future cash flows expected to be collected[1]	(2.7)	(.1)	0	(2.8)
Reductions for previously recognized credit impairments written-down to fair value[2]	(4.0)	(.3)	0	(4.3)

Ending balance at June 30, 2012	$28.1	$.7	$0	$28.8

	Three Months Ended June 30, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at April 1, 2011	$34.5	$1.0	$6.5	$42.0
Credit losses for which an OTTI was previously recognized	1.0	.2	0	1.2
Credit losses for which an OTTI was not previously recognized	1.0	0	0	1.0
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(.3)	(.3)	0	(.6)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at June 30, 2011	$36.2	$.9	$6.5	$43.6

	Six Months Ended June 30, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2011	$32.3	$1.0	$6.5	$39.8
Credit losses for which an OTTI was previously recognized	1.0	0	0	1.0
Credit losses for which an OTTI was not previously recognized	1.1	.4	0	1.5
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	2.9	(.1)	0	2.8
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.1)	(.4)	0	(1.5)

Ending balance at June 30, 2011	$36.2	$.9	$6.5	$43.6

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

Trading Securities At June 30, 2012 and 2011, and December 31, 2011, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2012 and 2011.

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

The following table shows the status of our derivative instruments at June 30, 2012 and 2011, and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011; amounts are on a pretax basis:

(millions)					Balance Sheet				Comprehensive Income Statement
	Notional Value[1]					Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	June 30,		Dec. 31,			June 30,		Dec. 31,	Three months ended June 30,		Six months ended June 30,
Derivatives designated as:	2012	2011	2011	Purpose	Classification	2012	2011	2011	2012	2011	2012	2011
Hedging instruments Closed:
Ineffective cash flow hedge	$30	$0	$15	Manage interest rate risk	NA	$0	$0	$0	$.3	$0	$.6	$0
Non-hedging instruments
Assets:
Corporate credit default swaps	25	35	25	Manage credit risk	Investments - fixed maturities	.7	.9	.7	.1	.5	(.3)	(.2)
Liabilities:
Interest rate swaps	1,263	1,013	1,263	Manage portfolio duration	Other liabilities	(91.5)	(45.8)	(76.1)	(24.5)	(24.0)	(26.8)	(21.4)
Closed:
Interest rate swaps	0	100	350	Manage portfolio duration	NA	0	0	0	0	0	0	.5

Total	NA	NA	NA			$(90.8)	$(44.9)	$(75.4)	$(24.1)	$(23.5)	$(26.5)	$(21.1)

NA= Not Applicable

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the year for closed positions.

CASH FLOW HEDGES

During the second quarter and first six months of 2012, and the second half of 2011, we repurchased, in the open market, $17.8 million, $30.4 million, and $15.0 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million, $0.6 million, and $0.3 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

INTEREST RATE SWAPS

During the periods ended June 30, 2012 and 2011, and December 31, 2011, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. At June 30, 2012, we held a 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. We closed a portion of the 9-year position during the first quarter 2011. The combined open positions have generated an aggregate realized loss, as interest rates have fallen since the inception of these positions. As of June 30, 2012 and 2011, and December 31, 2011, we delivered $101.3 million, $63.4 million, and $81.7 million, respectively, in cash collateral to the applicable counterparty on these positions.

CORPORATE CREDIT DEFAULT SWAPS

Financial Services Sector – During the periods ended June 30, 2012 and 2011, and December 31, 2011, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce some of our exposure to additional valuation declines on a preferred stock position of the same issuer. As of June 30, 2012 and December 31, 2011, we received $0.7 million in cash collateral from the counterparty on this position; we received $0.2 million in cash collateral as of June 30, 2011.

Automotive Sector – We held no credit default swaps in this sector at June 30, 2012 or December 31, 2011. During the period ended June 30, 2011, we held a position, which was opened during 2010 and closed during the third quarter 2011, where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon. We would have been required to cover a $10 million notional value if a credit event had been triggered, including failure to pay or bankruptcy by the issuer. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure. As of June 30, 2011, the credit worthiness of the issuer was favorable and we received $1.0 million in cash collateral from the counterparty on this position.

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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2012
Fixed maturities:
U.S. government obligations	$2,938.6	$0	$0	$2,938.6	$2,833.0
State and local government obligations	0	1,977.6	0	1,977.6	1,926.9
Corporate debt securities	0	3,007.2	0	3,007.2	2,893.6

Subtotal	2,938.6	4,984.8	0	7,923.4	7,653.5

Asset-backed securities:
Residential mortgage-backed	0	367.1	54.5	421.6	429.2
Commercial mortgage-backed	0	2,070.3	23.2	2,093.5	2,020.2
Other asset-backed	0	1,262.9	1.1	1,264.0	1,250.8

Subtotal asset-backed securities	0	3,700.3	78.8	3,779.1	3,700.2

Redeemable preferred stocks:
Financials	0	130.3	0	130.3	120.7
Utilities	0	64.9	0	64.9	65.9
Industrials	0	178.2	0	178.2	183.3

Subtotal redeemable preferred stocks	0	373.4	0	373.4	369.9

Total fixed maturities	2,938.6	9,058.5	78.8	12,075.9	11,723.6

Equity securities:
Nonredeemable preferred stocks:
Financials	259.8	498.4	0	758.2	394.0
Utilities	0	41.1	0	41.1	31.4
Industrials	0	0	0	0	0

Subtotal nonredeemable preferred stocks	259.8	539.5	0	799.3	425.4

Common equities:
Common stocks	2,042.9	0	0	2,042.9	1,491.5
Other equity-like investments	0	0	12.2	12.2	3.4

Subtotal common equities	2,042.9	0	12.2	2,055.1	1,494.9

Total fixed maturities and equity securities	5,241.3	9,598.0	91.0	14,930.3	13,643.9

Short-term investments:
Other short-term investments	1,330.3	348.9	0	1,679.2	1,679.2

Total portfolio	$6,571.6	$9,946.9	$91.0	$16,609.5	$15,323.1

Debt	$0	$2,342.2	$0	$2,342.2	$2,062.8

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2011
Fixed maturities:
U.S. government obligations	$2,960.6	$0	$0	$2,960.6	$2,881.1
State and local government obligations	0	1,857.4	0	1,857.4	1,812.7
Corporate debt securities	0	2,825.6	29.8	2,855.4	2,765.1

Subtotal	2,960.6	4,683.0	29.8	7,673.4	7,458.9

Asset-backed securities:
Residential mortgage-backed	0	448.4	71.5	519.9	537.0
Commercial mortgage-backed	0	1,785.9	26.5	1,812.4	1,755.6
Other asset-backed	0	1,323.2	4.5	1,327.7	1,312.4

Subtotal asset-backed securities	0	3,557.5	102.5	3,660.0	3,605.0

Redeemable preferred stocks:
Financials	24.5	129.8	0	154.3	136.7
Utilities	0	71.9	0	71.9	70.6
Industrials	0	228.9	0	228.9	228.3

Subtotal redeemable preferred stocks	24.5	430.6	0	455.1	435.6

Total fixed maturities	2,985.1	8,671.1	132.3	11,788.5	11,499.5

Equity securities:
Nonredeemable preferred stocks:
Financials	430.8	541.9	0	972.7	451.8
Utilities	0	54.1	0	54.1	40.7
Industrials	0	2.9	0	2.9	3.0

Subtotal nonredeemable preferred stocks	430.8	598.9	0	1,029.7	495.5

Common equities:
Common stocks	1,856.0	0	0	1,856.0	1,375.7
Other equity-like investments	0	0	11.9	11.9	4.1

Subtotal common equities	1,856.0	0	11.9	1,867.9	1,379.8

Total fixed maturities and equity securities	$5,271.9	$9,270.0	$144.2	14,686.1	13,374.8

Short-term investments:
Other short-term investments[1]				1,343.5	1,343.5

Total portfolio				$16,029.6	$14,718.3

Debt[1]				$2,129.9	$1,959.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2011
Fixed maturities:
U.S. government obligations	$2,963.0	$0	$0	$2,963.0	$2,842.7
State and local government obligations	0	2,002.1	0	2,002.1	1,938.6
Corporate debt securities	0	2,896.2	0	2,896.2	2,801.5

Subtotal	2,963.0	4,898.3	0	7,861.3	7,582.8

Asset-backed securities:
Residential mortgage-backed	0	364.6	62.3	426.9	452.9
Commercial mortgage-backed	0	1,855.3	21.3	1,876.6	1,829.8
Other asset-backed	0	1,218.0	2.6	1,220.6	1,210.9

Subtotal asset-backed securities	0	3,437.9	86.2	3,524.1	3,493.6

Redeemable preferred stocks:
Financials	24.1	107.2	0	131.3	124.3
Utilities	0	68.1	0	68.1	70.8
Industrials	0	174.5	0	174.5	184.2

Subtotal redeemable preferred stocks	24.1	349.8	0	373.9	379.3

Total fixed maturities	2,987.1	8,686.0	86.2	11,759.3	11,455.7

Equity securities:
Nonredeemable preferred stocks:
Financials	227.9	525.4	0	753.3	433.7
Utilities	0	53.0	0	53.0	40.0
Industrials	0	0	0	0	0

Subtotal nonredeemable preferred stocks	227.9	578.4	0	806.3	473.7

Common equities:
Common stocks	1,834.1	0	0	1,834.1	1,427.3
Other equity-like investments	0	0	11.5	11.5	3.7

Subtotal common equities	1,834.1	0	11.5	1,845.6	1,431.0

Total fixed maturities and equity securities	$5,049.1	$9,264.4	$97.7	14,411.2	13,360.4

Short-term investments:
Other short-term investments[1]				1,551.8	1,551.8

Total portfolio				$15,963.0	$14,912.2

Debt[1]				$2,664.7	$2,442.1

[1]	Under the prior accounting guidance, fair value hierarchies were not required.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. During the second quarter 2012, we had one redeemable preferred security with a value of $25.0 million that was transferred from Level 1 to Level 2 as it is no longer traded on an exchange. During the second quarter 2011, we had two nonredeemable preferred securities with an aggregate value of $74.9 million that were transferred from Level 1 to Level 2 due to inconsistent exchange-trading volume. At December 31, 2011, we had one nonredeemable preferred security with a value of $44.2 million that was transferred from Level 1 to Level 2 due to the lack of an exchange-quoted price at year-end. The exchange price was not available due to illiquidity in the market place. A consistent exchange-quoted price was previously available for this security, and we will continue to monitor the security for future exchange trading volume. We recognize transfers between levels at the end of the reporting period.

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

At June 30, 2012 and 2011, vendor-quoted prices represented 56% of our Level 1 classifications (excluding short-term investments), compared to 59% at December 31, 2011. The securities quoted by vendors in Level 1 represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At June 30, 2012, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 3%, compared to 98% and 2% and 96% and 4%, at June 30, 2011 and December 31, 2011, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews.

As part of our pricing procedures, we obtain quotes from more than one source to help us fully evaluate the market price of securities. However, our internal pricing policy is to use a consistent source for individual securities in order to maintain the integrity of our valuation process. Under our policy, when a review of the valuation received from our selected source appears outside what is considered market level activity (which is defined as trading at spreads or yields significantly different than comparable securities or outside the general sector level movement without a reasonable explanation), we may use an alternate source’s price. To the extent we determine that it is prudent to substitute one source’s price for another, we will contact the initial source to obtain an understanding of the factors that may be contributing to the significant price variance, which often leads the source to adjust their pricing input data for future pricing.

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

This analysis provides us additional comfort regarding the source’s process, the quality of its review, and its willingness to improve its analysis based on feedback from clients. We believe this effort helps ensure that we are reporting the most representative fair values of our securities.

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

After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2012 and 2011, and December 31, 2011, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At June 30, 2012, we had one private common equity security with a value of $11.2 million that was priced internally. The same security had a value of $10.2 million at both June 30, 2011 and December 31, 2011. At June 30, 2012, we did not have any securities in our fixed-maturity portfolio that were priced internally. At June 30, 2011 and December 31, 2011, we had two fixed-maturity securities with aggregate values of $0.6 million and $0.5 million, respectively, that were priced internally. Despite the lack of sufficient observable market information, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values as reported in the financial statements.

We review the prices from our external sources for reasonableness using internally developed assumptions to derive a price for the security, which is then compared to the price we received. Based on our review, all of the prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2012 and 2011:

	Level 3 Fair Value Three months ended June 30, 2012
	Fair Value	Calls/			Net		Net	Fair value
	at March 31,	Maturities/			Realized	Change in	Transfers	at June 30,
(millions)	2012	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$58.7	$(4.1)	$0	$0	$0	$(.1)	$0	$54.5
Commercial mortgage-backed	22.8	(.1)	0	0	0	.5	0	23.2
Other asset-backed	1.8	(.7)	0	0	0	0	0	1.1

Total asset-backed securities	83.3	(4.9)	0	0	0	.4	0	78.8
Corporate debt securities	0	0	0	0	0	0	0	0

Total fixed maturities	83.3	(4.9)	0	0	0	.4	0	78.8

Equity securities:
Common equities:
Other equity-like investments	11.1	0	0	0	0	1.1	0	12.2

Total Level 3 securities	$94.4	$(4.9)	$0	$0	$0	$1.5	$0	$91.0

	Level 3 Fair Value Six months ended June 30, 2012
	Fair Value	Calls/			Net		Net	Fair value
	at Dec. 31,	Maturities/			Realized	Change in	Transfers	at June 30,
(millions)	2011	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$62.3	$(7.8)	$0	$0	$0	$0	$0	$54.5
Commercial mortgage-backed	21.3	(.1)	0	0	0	2.0	0	23.2
Other asset-backed	2.6	(1.5)	0	0	0	0	0	1.1

Total asset-backed securities	86.2	(9.4)	0	0	0	2.0	0	78.8
Corporate debt securities	0	0	0	0	0	0	0	0

Total fixed maturities	86.2	(9.4)	0	0	0	2.0	0	78.8

Equity securities:
Common equities:
Other equity-like investments	11.5	0	0	0	0	.7	0	12.2

Total Level 3 securities	$97.7	$(9.4)	$0	$0	$0	$2.7	$0	$91.0

	Level 3 Fair Value Three months ended June 30, 2011
	Fair Value	Calls/			Net		Net	Fair value
	at March 31,	Maturities/			Realized	Change in	Transfers	at June 30,
(millions)	2011	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$76.3	$(4.8)	$0	$0	$0	$0	$0	$71.5
Commercial mortgage-backed	27.1	(.1)	0	0	0	(.5)	0	26.5
Other asset-backed	5.1	(.5)	0	0	0	(.1)	0	4.5

Total asset-backed securities	108.5	(5.4)	0	0	0	(.6)	0	102.5
Corporate debt securities	29.6	0	0	0	0	.2	0	29.8

Total fixed maturities	138.1	(5.4)	0	0	0	(.4)	0	132.3

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	.1	0	11.9

Total Level 3 securities	$149.9	$(5.4)	$0	$0	$0	$(.3)	$0	$144.2

	Level 3 Fair Value Six months ended June 30, 2011
	Fair Value	Calls/			Net		Net	Fair value
	at Dec. 31,	Maturities/			Realized	Change in	Transfers	at June 30,
(millions)	2010	Paydowns	Purchases	Sales	(gain)/loss	Valuation	in (out)[1]	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$96.7	$(9.8)	$0	$0	$0	$0	$(15.4)	$71.5
Commercial mortgage-backed	27.5	(.1)	0	0	0	(.9)	0	26.5
Other asset-backed	5.0	(.9)	0	0	0	.4	0	4.5

Total asset-backed securities	129.2	(10.8)	0	0	0	(.5)	(15.4)	102.5
Corporate debt securities	29.5	0	0	0	0	.3	0	29.8

Total fixed maturities	158.7	(10.8)	0	0	0	(.2)	(15.4)	132.3

Equity securities:
Common equities:
Other equity-like investments	11.8	0	0	0	0	.1	0	11.9

Total Level 3 securities	$170.5	$(10.8)	$0	$0	$0	$(.1)	$(15.4)	$144.2

[1]	The $(15.4) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a residential mortgage-backed security.

The following table provides a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Unobservable
(millions)	June 30, 2012	Valuation Technique	Unobservable Input	Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	16

Total fixed maturities	.2

Equity securities:
Common equities:
Other equity-like investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%

Total	$11.4

[1]	The 16 constant prepayment rate (CPR) assumes that 16% of the principal amount of the underlying loans will be paid off prematurely in each year.

The residential mortgage-backed security in the table above was previously priced internally; however, as of June 30, 2012, we began using an external vendor to price the security. The unobservable input assumption above was obtained from the vendor and the price we received at June 30, 2012 was consistent with our expectations. The quantitative table does not include securities whose Level 3 fair values are obtained from non-binding external sources where unobservable inputs are not reasonably available to us. Due to the relative size of the securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact other comprehensive income.

Note 4 Debt — Debt consisted of:

	June 30, 2012		June 30, 2011		December 31, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
6.375% Senior Notes due 2012	$0	$0	$349.8	$360.9	$350.0	$350.5
7% Notes due 2013	149.8	160.7	149.7	167.6	149.7	162.4
3.75% Senior Notes due 2021	497.2	540.1	0	0	497.0	525.3
6 5/8% Senior Notes due 2029	295.1	378.3	294.9	349.1	295.0	364.4
6.25% Senior Notes due 2032	394.4	502.2	394.3	444.1	394.4	492.4
6.70% Fixed-to-Floating Rate Junior
Subordinated Debentures due 2067	726.3	760.9	770.4	808.2	756.0	769.7

Total	$2,062.8	$2,342.2	$1,959.1	$2,129.9	$2,442.1	$2,664.7

During the second quarter and first six months of 2012, and the second half of 2011, we repurchased, in the open market, $17.8 million, $30.4 million, and $15.0 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $1.0 million, $1.7 million, and $0.1 million for the second quarter and first six months of 2012 and the second half of 2011, respectively. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million, $0.6 million, and $0.3 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

In January 2012, we retired all $350 million of our 6.375% Senior Notes at maturity.

On December 31, 2011, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement (“Credit Facility Agreement”) with PNC Bank, National Association (PNC), which extended the expiration date of our outstanding credit facility agreement until December 31, 2012, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets or related facilities that affect our ability to transfer or receive funds. Under this credit facility, we may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us) plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2011 or through the first six months of 2012.

In September 2011, we entered into an agreement with The Bank of New York Mellon Trust Company, N.A., as trustee, modifying the terms of our 6.70% Debentures. Pursuant to that agreement, among other changes, we surrendered our right to temporarily defer the payment of interest on the 6.70% Debentures and terminated a related obligation to reserve 250 million of our unissued common shares as a source of potential funding to pay any such deferred interest. The changes were effective immediately upon execution of the agreement. Prior to September 2011, and subject to certain conditions, we had the right to defer the payment of interest on our 6.70% Debentures for one or more periods not exceeding ten consecutive years each.

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

Note 5 Income Taxes — At June 30, 2012 and 2011 and December 31, 2011, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the six months ended June 30, 2012, there have been no material changes in our uncertain tax positions.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2012	2011
Income taxes, net of refunds	$192.0	$258.0
Interest	73.5	64.9

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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$2,024.0	$46.4	$1,905.9	$119.4	$3,984.6	$185.6	$3,793.7	$329.5
Direct	1,564.2	26.0	1,451.0	91.2	3,077.4	87.3	2,871.0	196.4

Total Personal Lines[1]	3,588.2	72.4	3,356.9	210.6	7,062.0	272.9	6,664.7	525.9
Commercial Auto	407.6	24.1	361.6	34.1	794.9	53.5	717.3	75.2
Other indemnity	.3	(1.4)	1.4	0	.7	(2.6)	3.2	(.6)

Total underwriting operations	3,996.1	95.1	3,719.9	244.7	7,857.6	323.8	7,385.2	600.5
Service businesses	10.2	.3	6.0	1.2	18.4	.3	11.2	2.4
Investments[2]	107.8	104.0	146.8	143.3	300.0	292.0	369.8	363.2
Gains (losses) on extinguishment of debt	(1.0)	(1.0)	0	0	(1.7)	(1.7)	0	0
Interest expense	NA	(30.7)	NA	(31.5)	NA	(62.6)	NA	(63.0)

Consolidated total	$4,113.1	$167.7	$3,872.7	$357.7	$8,174.3	$551.8	$7,766.2	$903.1

[1]

Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in all periods; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Underwriting	Combined	Underwriting	Combined	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	2.3%	97.7	6.3%	93.7	4.7%	95.3	8.7%	91.3
Direct	1.7	98.3	6.3	93.7	2.8	97.2	6.8	93.2
Total Personal Lines	2.0	98.0	6.3	93.7	3.9	96.1	7.9	92.1
Commercial Auto	5.9	94.1	9.4	90.6	6.7	93.3	10.5	89.5
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	2.4	97.6	6.6	93.4	4.1	95.9	8.1	91.9

[1]	Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of June 30, 2012, the Gainshare factor was 1.29. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our after-tax comprehensive income (net income plus the after-tax change in net unrealized gains (losses) on securities, among other factors) is less than after-tax underwriting income, no dividend will be paid. Nevertheless, the declaration and amount of the dividend remains within the Board’s discretion. If a dividend for 2012 will be paid, the Board would likely declare the 2012 annual dividend in December 2012, with a record date in January 2013 and payment shortly thereafter. For the six months ended June 30, 2012, our after-tax comprehensive income was $526.4 million, which is higher than the $210.5 million of after-tax underwriting income for the same period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

During the second quarter 2012, we continued to experience solid growth in both premiums and policies, but profitability was down from last year. The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 8% and 6%, respectively, on a year-over-year basis. Our underwriting profitability of 2.4%, or $95.1 million, was lower than the second quarter last year, reflecting higher loss costs due to an increase in severity and, to a lesser extent, frequency. During the second quarter, our investment operations produced investment income of $112.5 million and we also recognized $4.7 million of net realized losses on securities. Overall, we reported net income of $118.6 million, or $.19 per share, for the second quarter 2012. Our total capital position (debt plus equity) increased $19.0 million during the quarter, to $8.3 billion at June 30, 2012.

A. Operations

During the second quarter 2012, we realized a year-over-year increase in net premiums written of 8% on a companywide basis. Our Agency and Direct Personal Lines businesses grew 6% and 7%, respectively, and our Commercial Auto business grew 15%. Premium growth reflects a combination of new business applications (i.e., issued policies), premium per policy (i.e., rates), and customer retention.

On a quarter-over-prior-year quarter basis, Personal Lines new applications increased 2%, with 7% growth in our Agency auto business and 1% growth in the Direct auto business, offset by a 4% decline in our special lines new applications. Rate competitiveness in several of our key Agency auto states has helped strengthen conversion in this channel. Despite slower new business growth in our Direct channel, we continue to view our advertising and media placement as a critical component of our new customer generation. We will continue to take advantage of the brand assets we have developed in both the “Superstore” and the “Messenger” campaigns, and intend to add fresh and appealing messages to present the consumer with compelling reasons to select and retain Progressive.

Both our Agency and Direct businesses contributed to the 5% increase in our Personal Lines renewal applications. The Personal Lines increase in part reflects our retention efforts, which include further penetration into multi-product households.

In our Commercial Auto business, new applications increased 6%, led by an increase in our for-hire transportation business market target. Our Commercial Auto renewal applications were flat, compared to the second quarter last year, partially reflecting the reduction in policies in force last year.

In addition to our efforts to further penetrate customer households through cross-selling products, we remain focused on several other programs/initiatives we have that are designed to help stimulate growth and provide consumers with distinctive insurance options. These programs include:

•

Snapshot®, our usage-based insurance product – in addition to promoting Snapshot to our current customers, in July, we launched a national rollout of a program to offer all consumers the opportunity to test drive Snapshot and see the discount they would receive relative to Progressive’s pre-Snapshot rate

•	Name Your Price® – a tool that allows consumers to name or select the price they would like to pay for auto insurance and match it to a range of available coverage combinations

•	New product models in both our Personal Lines and Commercial Auto businesses – these models are designed to improve competitiveness with advanced segmentation and product features, and

•	Additional functionality in the mobile device space – our mobile functionality includes:

•	a feature that enables customers in certain states to purchase insurance for up to three drivers and three vehicles directly from their mobile devices after receiving a quote

•	the nationwide rollout of a mobile quoting application for our Commercial Auto business and special lines products

•

an application available in certain states with the ability to use the camera in a mobile device to send a photo of a driver’s license and/or insurance card, along with some additional information, to get an instantaneous quote, and

•	expansion of our agent offerings on tablet computers, including full quote/buy capabilities.

After years of flat to slightly lower average personal auto premiums, we began to see written premium per policy increase during the second quarter. In light of the rising claims costs, we started increasing rates earlier this year and expect to continue to raise rates during the third quarter. On a year-over-year basis, for the second quarter 2012, written premium per policy increased 1% in both our Agency and Direct auto businesses. Commercial Auto saw premiums per policy increase about 10% for the second quarter 2012, primarily reflecting rate increases taken during both 2011 and the first half of 2012 and shifts in our mix of business to higher average premium policies. Written premium per policy for our special lines products was down 1%, driven largely by older average model years of motorcycles insured. Adjusting rates is an ongoing process, and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

On a companywide basis, year-over-year, we grew policies in force 6%, with Personal Lines growing 6% and Commercial Auto increasing 3%. Our Agency auto business contributed to this increase with policies in force growth of 6%, or 276,000 additional policies. In our Direct auto business, policies in force grew 7%, or 265,200 policies, over last June. With a 5% increase in our special lines policies over last year, we ended the second quarter with nearly 12.9 million Personal Lines policyholders.

To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy for our Agency auto business increased about 6% over the same time last year. Our policy life expectancy for our Direct auto business, our Commercial Auto business, and our special lines products was relatively flat compared to last year.

Our 2.4% companywide underwriting profit margin for the second quarter 2012 was below our target of 4%. On a quarter-over-prior-year-quarter basis, our margin decreased 4.2 percentage points, reflecting a higher loss ratio. During the second quarter 2012, we experienced $22.8 million, or 0.6 points, of unfavorable prior accident year reserve development, compared to $52.0 million, or 1.4 points, of favorable reserve development in the second quarter last year. Slightly more than half of the unfavorable reserve development reflected in our second quarter 2012 results was in our Personal Lines Agency business, with the balance primarily in Commercial Auto. On a year-over-year basis, for the second quarter 2012, our personal auto business experienced increases in incurred severity and, to a lesser extent, frequency, particularly in liability coverages. On a companywide basis, we have raised our auto rates an average of nearly 3% through June and expect to raise rates further during the third quarter to offset increasing claims costs as we focus on our 96 calendar year combined ratio target.

B. Investments and Capital Management

The fair value of our investment portfolio was $16.6 billion at June 30, 2012. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, and

•	all other non-investment-grade fixed-maturity securities

Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities

At June 30, 2012, 21% of our portfolio was allocated to Group I securities and 79% to Group II securities. We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, while all other debt securities derive their credit ratings from external vendors in determining whether securities should be classified as Group I or Group II.

At June 30, 2012, we held no foreign sovereign debt. We held $686.9 million of U.S. dollar-denominated corporate bonds, preferred stocks (redeemable and nonredeemable), and other asset-backed securities issued by companies that are domiciled, or whose parent companies are domiciled, in European countries. Of these securities, $558.5 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries; $6.0 million are U.K.-domiciled other asset-backed securities; $99.2 million are U.K.-domiciled financial institution preferred stocks (redeemable and nonredeemable); and $23.2 million is a nonredeemable preferred stock in BBVA, a Spanish-domiciled financial institution. We also held $0.7 million ($25 million notional value) of credit protection on BBVA. Our total direct exposure to Southern European-domiciled companies, including the BBVA nonredeemable preferred stock, was $64.0 million at June 30, 2012. In total, our European-domiciled securities represent approximately 4% of our portfolio at June 30, 2012.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.3% for the second quarter 2012. In our fixed-income and common stock portfolios, we experienced FTE total returns of 0.7% and (2.9)%, respectively. At June 30, 2012, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. At June 30, 2012, our duration was 1.9 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At June 30, 2012, our total capital (debt plus equity) was $8.3 billion, compared to $8.2 billion at December 31, 2011, and our debt-to-total capital ratio decreased to 24.7% from 29.6% at year-end 2011. During the first six months of 2012, we retired $350 million of our 6.375% Senior Notes at maturity in January, repurchased $30.4 million in principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), and repurchased 4.0 million of our common shares at a total cost of $83.0 million (average cost of $20.74 per share). We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the six months ended June 30, 2012 and 2011, operations generated positive cash flows of $1.1 billion and $1.0 billion, respectively.

We held total capital (debt plus equity) of $8.3 billion, at book value, at both June 30, 2012 and June 30, 2011, compared to $8.2 billion at December 31, 2011.

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

During the first six months of 2012 and at all times during 2011, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.

The amount of capital in our third layer was at a level that allowed our Board of Directors to take several actions to return underleveraged capital to our investors, including:

•

Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. During the second quarter and first six months of 2012, and second half of 2011, we repurchased, in the open market, $17.8 million, $30.4 million, and $15.0 million, respectively, in principal amount of our 6.70% Debentures.

•

Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. In June 2011, the Board of Directors approved an authorization to repurchase up to 75 million common shares; we have 46.7 million shares remaining under this authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2012	2011	2012	2011
Total number of shares purchased	2.1	13.3	4.0	20.1
Total cost	$45.3	$282.9	$83.0	$420.9
Average price paid per share	$21.21	$21.26	$20.74	$20.93

•	Declaration of dividends. As part of our capital strategy, in December 2011, we declared a dividend of $.4072 per share under our annual variable dividend policy, which was paid in February 2012.

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

Short-Term Borrowings

During the six months ended June 30, 2012 and throughout 2011, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4—Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

During 17 days in the second quarter 2012, we engaged in repurchase agreements under which we loaned U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations—Investments; Repurchase and Reverse Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at June 30, 2012 or 2011, or December 31, 2011.

B. Commitments and Contingencies

Contractual Obligations

During the first six months of 2012, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
($ in millions)	2012	2011	Change	2012	2011	Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,097.4	$1,973.6	6	$4,173.9	$3,943.8	6
Direct	1,561.2	1,454.2	7	3,217.7	3,005.3	7

Total Personal Lines	3,658.6	3,427.8	7	7,391.6	6,949.1	6
Commercial Auto	470.5	409.2	15	900.0	787.9	14
Other indemnity	0	0	NM	0	0	NM

Total underwriting operations	$4,129.1	$3,837.0	8	$8,291.6	$7,737.0	7

NET PREMIUMS EARNED
Personal Lines
Agency	$2,024.0	$1,905.9	6	$3,984.6	$3,793.7	5
Direct	1,564.2	1,451.0	8	3,077.4	2,871.0	7

Total Personal Lines	3,588.2	3,356.9	7	7,062.0	6,664.7	6
Commercial Auto	407.6	361.6	13	794.9	717.3	11
Other indemnity	.3	1.4	(79)	.7	3.2	(78)

Total underwriting operations	$3,996.1	$3,719.9	7	$7,857.6	$7,385.2	6

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of June 30, our policies in force were:

			%
(thousands)	2012	2011	Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,884.2	4,608.2	6
Direct auto	4,036.5	3,771.3	7

Total auto	8,920.7	8,379.5	6
Special lines[1]	3,972.0	3,796.8	5

Total Personal Lines	12,892.7	12,176.3	6

Commercial Auto	525.0	512.0	3

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2012	2011	2012	2011
APPLICATIONS
Personal Lines:
New	2%	(3)%	4%	(2)%
Renewal	5%	7%	5%	7%
Commercial Auto:
New	6%	(4)%	7%	(5)%
Renewal	0%	(1)%	(1)%	(1)%

Our Personal Lines business had an increase in new applications for both the second quarter and first six months of 2012, compared to last year, led by solid increases in our Agency auto business. These increases were primarily due to growth in several large states, reflecting previous actions to make our rates more competitive. Our Direct auto business had increases in new applications, but to a lesser extent than the Agency channel. Our Commercial Auto business also experienced a solid increase in new applications for both the second quarter and first six months of 2012, driven by an increase in new applications in our for-hire transportation business market target, and a significant increase in new applications in Florida, our second largest Commercial Auto state, compared to the same periods last year. We remain committed to our advertising campaigns, product enhancements, and brand-building efforts in order to stimulate new business in all channels.

We have several initiatives underway aimed at providing consumers with distinctive auto insurance options, including the rollout of personal auto product models, which began in 2010, and further refines our segmentation and incorporates the best design elements of the Agency and Direct auto products. As of June 30, 2012, these products have been rolled out to 45 jurisdictions, including two states added during the second quarter. We plan to extend the rollout to two additional states, which will substantially complete the rollout of these product models.

In the second quarter 2012, we continued the expansion of Snapshot®, our usage-based insurance product. Snapshot was made available in two additional states in the second quarter, bringing the total number of Direct markets to 43. Agency auto customers have access to Snapshot in 36 of those 43 jurisdictions. We plan to expand Snapshot into additional states, depending on regulatory approval and business results. During July, we launched our national rollout of a program to offer all consumers the opportunity to test drive Snapshot to encourage many more people to consider Progressive for their auto insurance needs. We expect this option will encourage people to shop for auto insurance when they might not have otherwise done so.

We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage®. Progressive Home Advantage, the program in which we “bundle” our auto product with property insurance provided by one of six unaffiliated insurance carriers (including one carrier added in the second quarter 2012), is becoming an integral part of our consumer offerings. This program is currently available to Direct customers in 48 states, Agency customers in 36 states, and to both Direct and Agency customers in the District of Columbia. Progressive Home Advantage is not available to customers in Florida and Alaska. In the first quarter 2012, we scaled back the number of states in which we offer Progressive Home Advantage to new Agency customers until we determine which combination of these unaffiliated carriers are best suited to offer this program through independent agents. During the second quarter, we signed a letter of intent to acquire an indirect, non-controlling interest in American Strategic Insurance, our primary Progressive Home Advantage provider for Agency customers, subject to the completion of appropriate due diligence and the negotiation and execution of a binding purchase agreement. These multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

Improving our offerings in the mobile space remains an important initiative. Consumers have the ability to obtain a quote and buy an auto insurance policy on our mobile website in 42 states and the District of Columbia. In April 2012, we began to offer the ability to quote up to three drivers and three vehicles on mobile devices in ten states. We plan to make this multi-driver, multi-vehicle feature available in all states in the near future. In the first quarter 2012, we also launched a feature in 28 states that allows consumers to use the camera in their mobile device to photograph their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote; we plan to rollout this feature in 14 additional states during the remainder of the year. In addition, policyholders are able to make payments and add certain endorsements from their mobile device, as well as receive identification cards and severe weather text alerts. Furthermore, much of our agency-dedicated website is now accessible to agents from most tablet computers, including quote/buy, servicing, and reporting capabilities. We expect to add new functionality to our mobile site and mobile applications over the remainder of the year.

We also continued the national rollout of a product model in our Commercial Auto business that began in 2011. This model, which expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer, is available in 31 states, including 10 states added in the second quarter 2012. We plan to continue the rollout to our remaining 18 Commercial Auto business states over the rest of this year and into early next year. We also offer our Commercial Auto customers general liability coverage in 49 states and workers’ compensation coverage in 14 states through our Progressive Commercial AdvantageSM program; these products are underwritten by four unaffiliated insurance companies.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2012	2011	2012	2011
WRITTEN PREMIUM PER POLICY
Personal Lines — auto	1%	0%	1%	(1)%
Commercial Auto	10%	4%	10%	2%

During both the second quarter and first six months of 2012, written premium per policy for our personal auto business increased 1%, while Commercial Auto was up significantly, compared to the same periods in 2011. As a result of rising claims costs driven primarily by increased severity, we started increasing rates earlier this year and expect to continue to raise rates during the third quarter. For our Commercial Auto business, rate increases taken since the beginning of 2011 and continuing throughout the first six months of 2012, as well as shifts in our mix of business, contributed to the increase in written premium per policy. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends. See below for additional discussion on written premium per policy for our Agency and Direct auto channels and our Commercial Auto business.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

	Growth Over Prior Year
	2012	2011
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	3%	3%
Special lines	1%	(1)%
Commercial Auto	1%	0%

The lengthening policy life expectancies in our personal auto business in part reflect our state and payment mix, as well as rate level competitiveness in our Agency business. Policy life expectancy for our special lines products and our Commercial Auto business remained relatively flat, compared to last year. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our customers.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$46.4	2.3%	$119.4	6.3%	$185.6	4.7%	$329.5	8.7%
Direct	26.0	1.7	91.2	6.3	87.3	2.8	196.4	6.8

Total Personal Lines	72.4	2.0	210.6	6.3	272.9	3.9	525.9	7.9
Commercial Auto	24.1	5.9	34.1	9.4	53.5	6.7	75.2	10.5
Other indemnity[1]	(1.4)	NM	0	NM	(2.6)	NM	(.6)	NM

Total underwriting operations	$95.1	2.4%	$244.7	6.6%	$323.8	4.1%	$600.5	8.1%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

On a year-over-year basis, our underwriting margin decreased 4.2 and 4.0 percentage points for the second quarter and first six months of 2012, respectively. Unfavorable loss reserve development this year, compared to favorable development in 2011, contributed to almost half of the decrease in underwriting profitability for the second quarter and nearly 75% of the year-to-date variance. We also experienced a year-over-year increase in auto claims severity, which contributed to our lower underwriting margins in both periods.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2012	2011	Change	2012	2011	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	77.0	72.5	4.5 pts.	74.5	70.2	4.3 pts.
Underwriting expense ratio	20.7	21.2	(.5) pts.	20.8	21.1	(.3) pts.

Combined ratio	97.7	93.7	4.0 pts.	95.3	91.3	4.0 pts.

Personal Lines—Direct
Loss & loss adjustment expense ratio	76.1	71.0	5.1 pts.	73.9	70.4	3.5 pts.
Underwriting expense ratio	22.2	22.7	(.5) pts.	23.3	22.8	.5 pts.

Combined ratio	98.3	93.7	4.6 pts.	97.2	93.2	4.0 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	76.6	71.8	4.8 pts.	74.2	70.3	3.9 pts.
Underwriting expense ratio	21.4	21.9	(.5) pts.	21.9	21.8	.1 pts.

Combined ratio	98.0	93.7	4.3 pts.	96.1	92.1	4.0 pts.

Commercial Auto
Loss & loss adjustment expense ratio	71.8	68.6	3.2 pts.	70.5	67.1	3.4 pts.
Underwriting expense ratio	22.3	22.0	.3 pts.	22.8	22.4	.4 pts.

Combined ratio	94.1	90.6	3.5 pts.	93.3	89.5	3.8 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	76.2	71.5	4.7 pts.	73.9	70.0	3.9 pts.
Underwriting expense ratio	21.4	21.9	(.5) pts.	22.0	21.9	.1 pts.

Combined ratio	97.6	93.4	4.2 pts.	95.9	91.9	4.0 pts.

Accident year loss & loss adjustment expense ratio[3]	75.6	72.9	2.7 pts.	73.0	72.0	1.0 pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $1.4 million and $0 for the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2012	2011	2012	2011
Change in net loss and LAE reserves	$198.4	$60.0	$298.8	$34.3
Paid losses and LAE	2,845.3	2,600.9	5,507.3	5,134.7

Total incurred losses and LAE	$3,043.7	$2,660.9	$5,806.1	$5,169.0

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

Our total loss and loss adjustment expense ratio increased 4.7 points and 3.9 points, respectively, for the three and six month periods ended June 30, 2012, compared to the same periods in 2011. Unfavorable reserve development in 2012, compared to favorable development in 2011, contributed to this increase. On an accident year basis, our companywide loss and loss adjustment expense ratio increased 2.7 points for the second quarter and 1.0 point year-to-date, compared to last year, primarily reflecting year-over-year increases in the severity of personal auto claims for all coverages except comprehensive.

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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 6% for both the three months and six months ended June 30, 2012, compared to the prior year periods. Increases in severity in most of our auto coverages were in the 5%-7% range, including bodily injury, personal injury protection (“PIP”), property damage, and collision. In response to the rising severity trends we experienced in the first half of 2012, we have raised aggregate rates in our personal auto business nearly 3% year-to-date through June 2012, and implemented rate increases in about 20 states in July, with more planned throughout the remainder of the third quarter. It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes, and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar year basis, increased for the second quarter 2012, but remained relatively flat for the first half of 2012, compared to the same periods last year. On a year-over-year basis, frequency for our collision coverage was up about 1% in the second quarter 2012, but was down about 5% for the first six months, which is related to the mild winter weather experienced in the northern states in first quarter 2012. Frequency in our property damage and PIP coverages increased in the 2%-3% range for the second quarter and about 0.5% year-to-date 2012. Frequency for our bodily injury coverage was up about 5%-6% for both periods, compared to 2011. Despite the year-over-year increases in frequency, our frequency levels are equivalent to, or lower than, those experienced in the first half of 2010. We continue to closely monitor the increases in frequency in the second quarter 2012, compared to 2011, but the degree or direction of frequency change is not something that we are able to predict with any certainty. We will analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

We experienced severe weather conditions in several areas of the country during both the second quarter 2012 and 2011. Despite the number of storms being consistent between the years, the amount of losses incurred was lower this year. The following table shows catastrophe losses incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2012	2011	2012	2011
Catastrophe losses incurred	$107.4	$124.9	$123.4	$135.0

Increase to combined ratio	2.7 pts.	3.4 pts.	1.6 pts.	1.8 pts.

We continue to respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	2012		2011	2012		2011
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$7.8		$46.4	$34.8		$92.5
Current accident year	(10.3)		22.0	(3.2)		24.8

Calendar year actuarial adjustment	$(2.5)		$68.4	$31.6		$117.3

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$7.8		$46.4	$34.8		$92.5
All other development	(30.6)		5.6	(101.9)		58.5

Total development	$(22.8)		$52.0	$(67.1)		$151.0

(Increase)/decrease to calendar year combined ratio	(.6	)pts.	1.4pts.	(.9	)pts.	2.0pts.

Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allows them to adjust the reserves to reflect the current costs. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years’ development.

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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first six months of 2012, compared to favorable development for the same period in 2011.

Year-to-date 2012

•	The majority of the unfavorable reserve development was attributable to accident year 2011; the aggregate reserve development for accident years 2009 and prior was favorable.

•	Nearly 80% of our unfavorable reserve development was in our Personal Lines Agency business, with the remainder primarily in our Commercial Auto business.

•

The Personal Lines development reflected unfavorable reserve development in our personal auto business, including IBNR reserves in the bodily injury and property damage coverages, reflecting more late emerging claims than expected, as well as higher severity on those late emerging claims in the property damage coverage. We also had unfavorable reserve development in Florida in our PIP coverage. In addition, our estimates of bodily injury severity for accident years 2011 and 2010 increased over 2% and about 0.5%, respectively, contributing to the total unfavorable development for 2012.

Year-to-date 2011

•	Nearly half of the favorable prior year reserve development was attributable to accident year 2010, while the remainder was primarily related to accident years 2008 and prior.

•	Approximately 70% of our favorable reserve development was in our Personal Lines business, with our Agency and Direct channels contributing about 25% and 75%, respectively.

•

The reserve development reflected favorable settlement of claims with high limits (e.g., claims settling for less than reserved) and favorable development of our defense and cost containment expense reserves, primarily reflecting a greater percentage of litigated claims being handled in a more cost-effective manner by our in-house counsel. We also experienced favorable development in our collision reserves, due to an increase in the amount of salvage recovered, and in our PIP reserves, reflecting a reduction in severity costs, due to changes in our mix of business by policy limits and coverages. In contrast, our IBNR reserves developed unfavorably due to an increase in the number of late emerging claims.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on June 30, 2011.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned decreased 0.5 points for the second quarter 2012 and remained relatively unchanged for the first six months of 2012, compared to the same periods last year.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	6%
Net premiums earned	7%	6%
Policies in force (at June 30)		6%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 89% of our total net premiums written in both the second quarter and first six months of 2012 and in the second quarter 2011, compared to 90% for the first six months of 2011. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 86% and 90% of our total Personal Lines net premiums written in the second quarter and first six months of 2012, respectively, compared to 86% and 89%, respectively, for the corresponding periods in 2011. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to June 30, 2011, policies in force grew 6% for auto and 5% for special lines products. In addition, on a year-over-year basis, for the second quarter and first six months of 2012, net premiums written increased 8% and 7%, respectively, for auto, and net premiums written for our special lines products increased 2% in both periods.

Our total Personal Lines business generated combined ratios of 98.0 and 96.1 for the second quarter and first six months of 2012, respectively, compared to 93.7 and 92.1, respectively, last year. In the second quarter 2012, 37 states and the District of Columbia were profitable, including 8 of our 10 largest states; 45 states and the District of Columbia were profitable year-to-date 2012, including 9 of 10 of our largest states. The special lines products had an unfavorable impact on the total Personal Lines combined ratio for the second quarter 2012 and 2011 of 0.3 points and 0.5 points, respectively, compared to a favorable effect of 1.2 points and 1.3 points for the first six months of 2012 and 2011, respectively. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	6%	6%
Net premiums earned	6%	5%
Auto: policies in force (at June 30)		6%
new applications	7%	8%
renewal applications	5%	4%
written premium per policy	1%	1%
policy life expectancy (at June 30)		6%

The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for both the three- and six-month periods ended June 30, 2012, we generated new Agency auto application growth in 26 states and the District of Columbia; 5 of our top 10 Agency auto states experienced an increase for the quarter and 4 of our top 10 experienced an increase year to date. For both the second quarter and first six months of 2012, as compared to the same periods last year, written premium per policy for Agency auto increased 1%-2% for both new and renewal business. The increase in retention in our Agency auto business (measured by policy life expectancy) in part reflects changes in our state mix, payment mix, and rate level competitiveness.

On a year-over-year basis, we saw an increase in Agency auto quotes in both the second quarter and first six months of 2012, reflecting solid increases in quoting on third-party comparative rating systems. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents, including efforts to make agent quoting and servicing available on tablet computers. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased modestly for both the second quarter and first six months of 2012 over the same periods last year.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	7%
Net premiums earned	8%	7%
Auto: policies in force (at June 30)		7%
new applications	1%	2%
renewal applications	7%	7%
written premium per policy	1%	1%
policy life expectancy (at June 30)		0%

The Direct business includes business written directly by Progressive online and over the phone. For the second quarter 2012, we experienced a year-over-year increase in new Direct auto applications in 24 states; 4 of our top 10 Direct auto states experienced an increase. On a year-to-date basis, the Direct auto business had new application growth in 25 states, including 6 of our top 10 states.

Written premium per policy for total Direct auto increased about 1% for both the three- and six-month periods ended June 30, 2012, compared to the same periods last year, driven by an increase of about 4% for new business in both periods; written premium per policy was relatively flat for renewal business.

Direct business quotes decreased 3% and 4% for the second quarter and first six months of 2012, respectively, driven by decreases in Internet quotes. Quotes generated via the phone slightly increased for both the second quarter and first six months of 2012. Quotes that initially begin on a mobile device may be completed on the phone, which partially explains the decrease in Internet quotes and the increase in phone quotes. The overall Direct business conversion rate increased modestly for the second quarter 2012 and had a solid increase for the first six months of 2012, compared to the same periods last year, reflecting increases in conversion rates for both Internet-initiated business and business initiated over the phone.

We remain focused on establishing a well-respected brand and added to our inventory of television commercials and Internet advertising. We continue to use “Flo” and the “Superstore” to provide fresh and engaging messages, and have used a complementary campaign with the “Messenger” to supplement our advertising initiatives. In addition, during 2012, we have continued to invest in the infrastructure of both our mobile capabilities and our usage-based insurance products.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	15%	14%
Net premiums earned	13%	11%
Policies in force (at June 30)		3%
New applications	6%	7%
Renewal applications	0%	(1)%
Written premium per policy	10%	10%
Policy life expectancy (at June 30)		1%

Progressive’s Commercial Auto business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For both the second quarter and first six months of 2012, our Commercial Auto business represented 11% of our total net premiums, compared to 11% and 10%, respectively, for the same periods last year. This business is primarily distributed through independent agents and operates in the following business market targets:

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

Business auto and for-hire transportation are the two largest Commercial Auto business market targets measured by premium volume, and together account for approximately 60% of our total Commercial Auto premiums and approximately 55% of the vehicles we insure in this business. We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

Our Commercial Auto business generated double digit growth in net premiums written for both the second quarter and first six months of 2012, compared to last year, continuing the growth we began to see in the second half of 2011 and showing encouraging signs of possible recovery from the economic downturn that has significantly impacted this business over the last several years. The growth in net premiums written for the second quarter and year-to-date 2012 was driven by 6%-7% increases in new applications and 10% increases in written premium per policy. We have been increasing rates in our Commercial Auto business since the beginning of 2011 and into 2012 and continued to see shifts in our mix of business toward business market targets with higher average premium.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, which include the run-off of our professional liability businesses. As of April 30, 2012, we are no longer writing any new professional liability business; the business written for these products during 2012 and 2011 was 100% reinsured.

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

•

Progressive Home Advantage®—Through Progressive Home Advantage, we offer, either directly or through our network of independent agents, new and existing Agency and Direct customers home, condominium, and renters insurance underwritten by unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not available to customers in Florida and Alaska. For the policies written under this program in our Direct business, we receive commissions, all of which are used to offset the expenses associated with maintaining this program.

•

Progressive Commercial AdvantageSM—We currently offer our Commercial Auto customers the ability to package their auto coverage with other commercial coverages that are underwritten by four unaffiliated insurance companies or placed with other companies through an unaffiliated agency. This program offers general liability coverage in 49 states and workers’ compensation coverage in 14 states as of June 30, 2012. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining the program.

Our service businesses generated an operating profit of $0.3 million for both the second quarter and first six months of 2012, compared to an operating profit of $1.2 million and $2.4 million for the same periods last year.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At June 30, 2012 and 2011, and at December 31, 2011, our income taxes were in a net asset position.

Our net deferred tax asset was $127.0 million at June 30, 2012, compared to $98.9 million at June 30, 2011, and $196.0 million at December 31, 2011. The increase in our net deferred tax asset since June 30, 2011, is primarily due to the increase in our unearned premium reserve, a portion of which is not currently deductible for tax purposes, while the decrease since December 31, 2011 is mostly attributable to the increase in unrealized gains that occurred in our investment portfolio. At June 30, 2012 and 2011, and at December 31, 2011, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There were no material changes in our uncertain tax positions during the quarter ended June 30, 2012.

IV. RESULTS OF OPERATIONS—INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2012
Fixed maturities	$12,075.9	72.7%	2.2	AA-
Nonredeemable preferred stocks	799.3	4.8	1.0	BBB-
Short-term investments—other	1,679.2	10.1	<1	AA+

Total fixed-income securities	14,554.4	87.6	1.9	AA-
Common equities	2,055.1	12.4	na	na

Total portfolio[2,3]	$16,609.5	100.0%	1.9	AA-

June 30, 2011
Fixed maturities	$11,788.5	73.5%	2.2	AA
Nonredeemable preferred stocks	1,029.7	6.4	1.0	BBB-
Short-term investments—other	1,343.5	8.4	<1	AAA-

Total fixed-income securities	14,161.7	88.3	2.0	AA-
Common equities	1,867.9	11.7	na	na

Total portfolio[2,3]	$16,029.6	100.0%	2.0	AA-

December 31, 2011
Fixed maturities	$11,759.3	73.6%	2.1	AA-
Nonredeemable preferred stocks	806.3	5.1	1.1	BBB-
Short-term investments—other	1,551.8	9.7	<1	AA+

Total fixed-income securities	14,117.4	88.4	1.9	AA-
Common equities	1,845.6	11.6	na	na

Total portfolio[2,3]	$15,963.0	100.0%	1.9	AA-

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

[2]

At June 30, 2012, we had $15.5 million of net unsettled security transactions included in other liabilities, compared to $7.1 million and $46.9 million included in other assets at June 30, 2011 and December 31, 2011, respectively.

[3]

The total fair value of the portfolio at June 30, 2012 and 2011, and December 31, 2011 included $1.4 billion, $1.6 billion, and $2.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities, as defined in the Overview – Investments and Capital Management section and as reflected in the following tables. We believe this asset allocation strategy allows us to accurately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following tables show the composition of our Group I and Group II securities at June 30, 2012 and 2011, and December 31, 2011:

($ in millions)	Fair Value	% of Total Portfolio
June 30, 2012
Group I securities:
Non-investment-grade fixed maturities	$391.0	2.3%
Redeemable preferred stocks[1]	290.8	1.8
Nonredeemable preferred stocks	799.3	4.8
Common equities	2,055.1	12.4

Total Group I securities	3,536.2	21.3
Group II securities:
Other fixed maturities[2]	11,394.1	68.6
Short-term investments - other	1,679.2	10.1

Total Group II securities	13,073.3	78.7

Total portfolio	$16,609.5	100.0%

June 30, 2011
Group I securities:
Non-investment-grade fixed maturities	$454.6	2.8%
Redeemable preferred stocks[1]	335.6	2.1
Nonredeemable preferred stocks	1,029.7	6.4
Common equities	1,867.9	11.7

Total Group I securities	3,687.8	23.0
Group II securities:
Other fixed maturities[2]	10,998.3	68.6
Short-term investments - other	1,343.5	8.4

Total Group II securities	12,341.8	77.0

Total portfolio	$16,029.6	100.0%

December 31, 2011
Group I securities:
Non-investment-grade fixed maturities	$384.4	2.4%
Redeemable preferred stocks[1]	287.8	1.8
Nonredeemable preferred stocks	806.3	5.1
Common equities	1,845.6	11.6

Total Group I securities	3,324.1	20.9
Group II securities:
Other fixed maturities[2]	11,087.1	69.4
Short-term investments - other	1,551.8	9.7

Total Group II securities	12,638.9	79.1

Total portfolio	$15,963.0	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $208.2 million, $216.1 million, and $201.7 million at June 30, 2012 and 2011, and December 31, 2011, respectively.
[2]	Includes investment-grade redeemable preferred stocks, with cumulative dividends of $82.6 million, $119.5 million, and $86.1 million at June 30, 2012 and 2011, and December 31, 2011, respectively.

Unrealized Gains and Losses

As of June 30, 2012, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,283.5 million, compared to $1,304.9 million and $1,050.5 million at June 30, 2011 and December 31, 2011, respectively.

Since December 31, 2011, the net unrealized gains in our fixed-income and common stock portfolios increased $87.4 million and $145.6 million, respectively, primarily due to spread tightening (i.e., a decrease in the risk premium paid above the comparable Treasury rate) in some fixed-income sectors and positive returns in the equity market. Since June 30, 2011, our fixed-income portfolio’s net unrealized gains decreased $93.5 million, reflecting sales of our fixed-income securities over the last 12 months, primarily in our nonredeemable preferred stocks. The net unrealized gains in our common stock portfolio increased $72.1 million over the same time period, reflecting positive returns in the broad equity market.

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

The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

	June 30, 2012		June 30, 2011		December 31, 2011
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$12,957.7	94.2%	$12,238.6	93.2%	$12,539.3	94.2%
Long term	47.2	.3	54.7	.4	55.7	.4
Non-investment-grade fixed maturities[2]	750.2	5.5	838.7	6.4	716.1	5.4

Total	$13,755.1	100.0%	$13,132.0	100.0%	$13,311.1	100.0%

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

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at June 30, 2012, compared to 2.0 years at June 30, 2011 and 1.9 years at December 31, 2011. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2012	June 30, 2011	December 31, 2011
1 year	27.4%	20.4%	22.6%
2 years	21.2	19.5	22.3
3 years	27.9	31.7	31.5
5 years	19.1	26.7	20.8
10 years	4.4	1.7	2.8

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by nationally recognized rating agencies.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2012	June 30, 2011	December 31, 2011
AAA	53.0%	54.8%	53.6%
AA	14.4	10.8	13.4
A	5.6	8.1	5.1
BBB	19.8	18.0	21.3
Non-rated/other	7.2	8.3	6.6

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. As of June 30, 2012, the investment portfolio slightly exceeded the 1.25% limitation on a preferred stock position due to an increase in fair value. We determined that no corrective action was required at this time, but that we should continue to monitor closely the performance of this preferred stock position. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds.

We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first six months of 2012, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk). Post the call date, the coupons on these securities convert from a fixed-rate coupon to a variable-rate coupon. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly to a credit spread premium that was fixed when the security was first issued. Extension risk on holding this security is limited to the credit risk premium being below that of a new similar security since the benchmark variable rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. One nonredeemable preferred stock had its first call date during the second quarter of 2012; this security was not called.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of June 30, 2012, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. As of June 30, 2012 and 2011 and December 31, 2011, we held $4.6 billion, $4.3 billion, and $4.5 billion, respectively, of U.S. Treasury and short-term securities. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.9 billion, or 9%, of our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, to repay principal during the remainder of 2012. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2012:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$861.5	1.7
Two to five years	2,077.1	3.5

Total U.S. Treasury Notes	2,938.6	3.0

Interest Rate Swaps
Two to five years ($900 notional value)	0	(4.2)
Five to nine years ($363 notional value)	0	(6.8)

Total interest rate swaps ($1,263 notional value)	0	(5.0)

Total U.S. government obligations	$2,938.6	.9

The interest rate swap positions show a fair value of zero as they are in an overall liability position of $91.5 million, which is fully funded through collateral payments to the counterparty; the liability is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
June 30, 2012
Prime collateralized mortgage obligations	$199.1	$.5	5.3%	2.1	A-
Alt-A collateralized mortgage obligations	42.2	2.3	1.1	1.7	A-

Subtotal collateralized mortgage obligations	241.3	2.8	6.4	2.0	A-

Commercial mortgage-backed securities	1,855.3	63.7	49.1	2.4	AA+
Commercial mortgage-backed securities: interest-only	238.2	9.6	6.3	1.9	AAA-

Subtotal commercial mortgage-backed securities	2,093.5	73.3	55.4	2.3	AA+

Other asset-backed securities:
Automobile	653.1	6.3	17.3	1.2	AAA
Credit card	157.2	4.2	4.1	1.0	AAA
Home equity (sub-prime bonds)	180.3	(10.4)	4.8	<.1	BBB+
Other[1]	453.7	3.0	12.0	1.0	AAA-

Subtotal other asset-backed securities	1,444.3	3.1	38.2	.9	AA+

Total asset-backed securities	$3,779.1	$79.2	100.0%	1.8	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
June 30, 2011
Prime collateralized mortgage obligations	$300.7	$(7.4)	8.2%	1.5	A-
Alt-A collateralized mortgage obligations	46.5	1.7	1.3	1.7	A-

Subtotal collateralized mortgage obligations	347.2	(5.7)	9.5	1.5	A-

Commercial mortgage-backed securities	1,505.4	45.3	41.1	2.4	AA+
Commercial mortgage-backed securities: interest-only	307.0	11.5	8.4	1.1	AAA-

Subtotal commercial mortgage-backed securities	1,812.4	56.8	49.5	2.2	AA+

Other asset-backed securities:
Automobile	787.0	8.3	21.5	1.3	AAA
Credit card	157.2	3.8	4.3	1.7	AAA
Home equity (sub-prime bonds)	172.7	(11.4)	4.7	.3	BBB+
Other[1]	383.5	2.1	10.5	1.3	AAA-

Subtotal other asset-backed securities	1,500.4	2.8	41.0	1.2	AAA-

Total asset-backed securities	$3,660.0	$53.9	100.0%	1.7	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
December 31, 2011
Prime collateralized mortgage obligations	$228.6	$(9.6)	6.5%	1.2	A
Alt-A collateralized mortgage obligations	43.2	.9	1.2	2.1	A-

Subtotal collateralized mortgage obligations	271.8	(8.7)	7.7	1.3	A-

Commercial mortgage-backed securities	1,595.7	39.8	45.3	2.4	AA+
Commercial mortgage-backed securities: interest-only	280.9	7.0	8.0	1.6	AAA-

Subtotal commercial mortgage-backed securities	1,876.6	46.8	53.3	2.2	AA+

Other asset-backed securities:
Automobile	682.6	5.1	19.4	1.3	AAA
Credit card	157.2	4.0	4.4	1.4	AAA
Home equity (sub-prime bonds)	155.1	(17.3)	4.4	<.1	A-
Other[1]	380.8	.9	10.8	1.1	AAA-

Subtotal other asset-backed securities	1,375.7	(7.3)	39.0	1.1	AAA-

Total asset-backed securities	$3,524.1	$30.8	100.0%	1.7	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

Substantially all of the asset-backed securities have widely available market quotes. As of June 30, 2012, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, primarily in the commercial mortgage-backed and consumer asset-backed markets. These investments typically have a maturity profile of five years or less, and have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we realized $0.5 million and $1.1 million of OTTI losses during the second quarter and first six months of 2012, respectively, compared to $2.2 million and $3.2 million during the second quarter and first six months of 2011, respectively.

Collateralized Mortgage Obligations At June 30, 2012, 6.4% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the second quarter and first six months of 2012, we recorded $0.4 million and $0.8 million, respectively, of credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections, including $0.1 million of Alt-A securities during the second quarter of 2012. During the second quarter and first six months of 2011, we recorded $2.0 million and $2.6 million, respectively, of write-downs. We did not have any write-downs on Alt-A securities during 2011. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at June 30, 2012 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at June 30, 2012)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Collateralized Mortgage Obligations
Non-agency prime	$68.5	$7.9	$16.2	$11.7	$80.6	$184.9	76.6%
Alt-A	.7	24.1	0	0	17.4	42.2	17.5
Government/GSE[1]	9.3	2.1	0	0	2.8	14.2	5.9

Total fair value	$78.5	$34.1	$16.2	$11.7	$100.8	$241.3	100.0%

Increase (decrease) in value	1.0%	1.6%	(3.2)%	(2.2)%	2.2%	1.2%

[1]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At June 30, 2012, 49.1% of our asset-backed securities were commercial mortgage-backed securities (CMBS) and 6.3% were CMBS interest-only securities (IO). During the six months ended June 30, 2012, we recorded $0.1 million in write-downs on our IO portfolio, compared to $0.2 million and $0.6 million during the three and six months ended June 30, 2011, respectively. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at June 30,2012)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total Exposure
CMBS	$1,373.2	$190.0	$117.2	$144.8	$30.1	$1,855.3	88.6%
IO	221.6	8.9	0	.7	7.0	238.2	11.4

Total fair value	$1,594.8	$198.9	$117.2	$145.5	$37.1	$2,093.5	100.0%

% of Total fair value	76.2%	9.5%	5.6%	6.9%	1.8%	100.0%

The CMBS portfolio contained 9.4% of securities that are rated BBB or lower, with a net unrealized gain of $10.6 million at June 30, 2012, and an average duration of 1.2 years, compared to 2.4 years for the entire CMBS portfolio. The BBB and non-investment-grade exposure includes $81.6 million of cell tower securitizations; all of these bonds have a single borrower, are backed by a cross-collateralized pool of cell towers throughout the U.S., and have significant net cash flow relative to their interest payments. Approximately 22.2% of our CMBS portfolio was originated from 2005 to 2007, a period in which the CMBS market saw more aggressive underwriting as reflected in the table below:

CMBS Portfolio (at June 30, 2012)
($ in millions) Vintage	Agency	Cell Tower	Multi-Borrower	Single-Borrower	Total
1997	$0	$0	$23.5	$0	$23.5
2001	0	0	5.3	0	5.3
2002	0	0	89.7	0	89.7
2003	0	0	309.2	0	309.2
2004	0	0	277.0	0	277.0
2005	0	0	247.4	10.3	257.7
2006	0	0	10.6	11.7	22.3
2007	0	81.6	0	49.4	131.0
2009	0	0	0	29.0	29.0
2010	12.6	0	32.3	44.1	89.0
2011	0	0	350.9	87.1	438.0
2012	0	0	79.1	104.5	183.6

Total	$12.6	$81.6	$1,425.0	$336.1	$1,855.3

Planned amortization class IOs comprised 48.0% of our $238.2 million IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of $104.8 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

Home-Equity Securities At June 30, 2012, 4.8% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the three and six months ended June 30, 2012, we recorded $0.1 million and $0.2 million, respectively, in write-downs; no write-downs were recorded during the same periods last year. The following table shows the credit quality rating of our home-equity securities, by deal origination year, along with a comparison of the fair value at June 30, 2012, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at June 30, 2012)
($ in millions) Rating (date acquired)	Deal Origination Year					% of Home- Equity Securities
	2007	2006	2005	2004	Total
AAA (January 2008-February 2011)	$0	$0	$33.4	$0	$33.4	18.5%
AA (February 2008-April 2010)	0	0	8.7	3.2	11.9	6.6
A (March 2008- December 2011)	0	8.2	18.9	0	27.1	15.0
BBB (January 2012-May 2012)	0	12.7	0	11.4	24.1	13.4
Non-investment grade (March 2007-March 2012)	.2	33.8	39.9	9.9	83.8	46.5

Total	$.2	$54.7	$100.9	$24.5	$180.3	100.0%

Increase (decrease) in value	(14.9)%	3.4%	(10.9)%	1.0%	(5.4)%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at June 30, 2012 and 2011 and December 31, 2011, were $1,977.6 million, $1,857.4 million, and $2,002.1 million, respectively, of state and local government obligations. These securities had a duration of 2.9 years and an overall credit quality rating of AA+ (excluding the benefit of credit support from bond insurance) at June 30, 2012, compared to 2.3 years and AA+ at June 30, 2011, and 2.6 years and AA+ at December 31, 2011. These securities had a net unrealized gain of $50.7 million at June 30, 2012, compared to $44.7 million and $63.5 million at June 30, 2011 and December 31, 2011, respectively. During the three and six months ended June 30, 2012 and 2011, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at June 30, 2012, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2012)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$240.6	$634.7	$875.3
AA	475.5	541.6	1,017.1
A	33.5	11.1	44.6
BBB	1.5	33.8	35.3
Other[1]	0	5.3	5.3

Total	$751.1	$1,226.5	$1,977.6

[1]	Includes non-investment-grade and non-rated securities.

Included in revenue bonds were $905.3 million of single family housing revenue bonds issued by state housing finance agencies, of which $425.1 million were supported by individual mortgages held by the state housing finance agencies and $480.2 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 30% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 70% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 9%, or $178.4 million, of our total municipal securities were insured general obligation ($138.5 million) or revenue bonds ($39.9 million), with an overall credit quality rating of AA- at June 30, 2012, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $7.5 million at June 30, 2012, compared to $10.4 million and $9.2 million at June 30, 2011 and December 31, 2011, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at June 30, 2012 and 2011 and December 31, 2011, were $3,007.2 million, $2,855.4 million, and $2,896.2 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.4 years at June 30, 2012, compared to 3.3 years at June 30, 2011 and 3.2 years at December 31, 2011; the overall credit quality rating was BBB for all three periods. At June 30, 2012 and 2011, and December 31, 2011, these securities had net unrealized gains of $108.8 million, $84.4 million, and $87.8 million, respectively. During the three and six months ended June 30, 2012 and 2011, we did not record any write-downs on our corporate debt portfolio. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at June 30, 2012)
Sector	AAA	AA	A	BBB	Non- Investment Grade	% of Corporate Securities
Consumer	0%	0%	3.0%	23.1%	3.6%	29.7%
Industrial	0	0	3.4	14.3	4.9	22.6
Communications	0	0	1.9	13.6	.6	16.1
Financial Services	0	3.8	6.5	6.6	.8	17.7
Technology	0	0	2.3	.3	0	2.6
Basic Materials	0	0	0	3.8	.8	4.6
Energy	1.3	0	1.7	3.7	0	6.7

Total	1.3%	3.8%	18.8%	65.4%	10.7%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2012, we held $373.4 million in redeemable preferred stocks and $799.3 million in nonredeemable preferred stocks, compared to $455.1 million and $1,029.7 million, respectively, at June 30, 2011 and $373.9 million and $806.3 million, respectively, at December 31, 2011.

At June 30, 2012 and 2011, and December 31, 2011, our preferred stock portfolio had net unrealized gains of $379.0 million, $554.3 million, and $333.5 million, respectively. We did not have any write-downs during the six months ended June 30, 2012 or 2011.

Our preferred stock portfolio had a duration of 1.5 years, which reflects the portfolio’s exposure to changes in interest rates, at June 30, 2012 and 2011, compared to 1.6 years at December 31, 2011. The overall credit quality rating was BB+ at June 30, 2012, compared to BBB- at both June 30, 2011 and December 31, 2011. Approximately 40% of our preferred stock securities are fixed-rate securities and 60% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at June 30, 2012)
Sector	BBB	Non-Investment Grade	% of Preferred Stock Portfolio
Financial Services
U.S. banks	37.6%	16.7%	54.3%
Foreign banks	0	3.6	3.6
Insurance holdings	8.0	7.6	15.6
Other financial institutions	0	2.3	2.3

Total financial services	45.6	30.2	75.8
Industrials	3.0	12.2	15.2
Utilities	9.0	0	9.0

Total	57.6%	42.4%	100.0%

Approximately 60% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	June 30, 2012		June 30, 2011		December 31, 2011
Common stocks	$2,042.9	99.4%	$1,856.0	99.4%	$1,834.1	99.4%
Other equity-like investments	12.2	.6	11.9	.6	11.5	.6

Total common equities	$2,055.1	100.0%	$1,867.9	100.0%	$1,845.6	100.0%

At June 30, 2012, 12.4% of the total investment portfolio was in common equities, compared to 11.7% at June 30, 2011 and 11.6% at December 31, 2011. Our indexed common stock portfolio, which makes up 94% of our June 30, 2012 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 745 out of 991, or 75%, of the common stocks comprising the Russell 1000 Index at June 30, 2012, which made up 93% of the total market capitalization of the index.

The remaining 6% reflects our decision to invest in common stocks outside of the index. During the fourth quarter 2011, we selected an external investment manager to invest up to $150 million in such common stocks; at June 30, 2012, $116.4 million of the $150 million was invested in such securities with a fair value of $122.9 million.

We recorded $5.2 million in write-downs on our common equities for the six months ended June 30, 2012, compared to $0.4 million for the same period in 2011; we had $4.9 million in write-downs during the second quarter 2012, compared to no write-downs for the second quarter 2011.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended		Six Months Ended
(millions)	Date			June 30,		June 30,		June 30,
Term	Effective	Maturity	Coupon	2012	2011	2012	2011	2012	2011
Open:
5-year	05/2011	05/2016	Receive variable	$400	$400	$(5.2)	$(1.8)	$(6.6)	$(1.8)
5-year	08/2011	08/2016	Receive variable	500	0	(7.0)	0	(8.6)	0
9-year	12/2009	01/2019	Receive variable	363	613	(12.3)	(22.2)	(11.6)	(19.6)

Total open positions						$(24.5)	$(24.0)	$(26.8)	$(21.4)

Closed:

9-year	NA	NA	Receive variable	$0	$100	$0	$0	$0	$.5

Total interest rate swaps						$(24.5)	$(24.0)	$(26.8)	$(20.9)

NA = Not Applicable

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Date		Bought or Sold Protection	June 30,
Term	Effective	Maturity		2012	2011	2012	2011	2012	2011
Open:
5-year[1]	09/2008	09/2013	Bought	$25	$25	$.1	$0	$(.3)	$(.6)
Corporate swap	NA	NA	Sold	0	10	0	.3	0	.3
Treasury Note[2]	NA	NA		0	10	0	.2	0	.1

Total corporate swaps						$.1	$.5	$(.3)	$(.2)

NA = Not Applicable
[1] Financial services sector, see Note 2—Investments for details.
[2] Used to replicate a long corporate bond position.

CASH FLOW HEDGES

During the second quarter and first six months of 2012, and the second half of 2011, we repurchased, in the open market, $17.8 million, $30.4 million, and $15.0 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million, $0.6 million, and $0.3 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

B. Investment Results

We reported the following investment results for the periods ended June 30:

	Three Months		Six Months
	2012	2011	2012	2011
Pretax recurring investment book yield	3.0%	3.3%	3.1%	3.4%
Weighted average FTE book yield	3.3%	3.7%	3.4%	3.7%
FTE total return:
Fixed-income securities	.7%	1.6%	2.8%	3.0%
Common stocks	(2.9)%	.3%	9.1%	6.8%
Total portfolio	.3%	1.5%	3.6%	3.3%

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 7% for both the second quarter and the first six months of 2012, compared to the same periods last year. The reduction is primarily the result of a decrease in investment yields, partially offset by an increase in average assets.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

A further break-down of our FTE total returns for our fixed-income securities, excluding short-term investments but including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2012	2011	2012	2011
U.S. Treasury Notes	0%	2.0%	(.3)%	2.5%
Municipal bonds	1.4%	2.3%	2.3%	3.4%
Corporate bonds	1.3%	2.1%	3.7%	3.2%
Commercial mortgage-backed securities	1.4%	1.4%	3.7%	2.0%
Collateralized mortgage obligations	1.2%	(.6)%	6.3%	0%
Asset-backed securities	.6%	.6%	1.7%	.9%
Preferred stocks	0%	2.1%	11.2%	8.9%

Investment expenses were $8.0 million for the first six months of 2012, compared to $6.6 million for the same period last year. The increase partially reflects fees associated with our external investment manager who was selected during the fourth quarter 2011.

Interest expense for the first six months of 2012 was $62.6 million, compared to $63.0 million for the same period last year.

Realized Gains/Losses

The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2012	2011	2012	2011
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$2.5	$3.6	$9.6	$34.9
State and local government obligations	0	.4	12.1	3.5
Corporate and other debt securities	3.9	8.5	26.1	17.4
Residential mortgage-backed securities	0	.4	0	.4
Commercial mortgage-backed securities	3.5	0	4.5	0
Other asset-backed securities	0	1.0	0	1.0
Redeemable preferred stocks	.4	2.8	.4	3.4

Total fixed maturities	10.3	16.7	52.7	60.6
Equity securities:
Nonredeemable preferred stocks	6.3	37.7	36.9	94.9
Common equities	8.8	6.8	10.0	7.9

Subtotal gross realized gains on security sales	25.4	61.2	99.6	163.4

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(.4)	(6.0)	(.9)	(9.3)
Corporate and other debt securities	0	(.6)	0	(3.4)
Redeemable preferred stocks	0	0	0	(2.2)

Total fixed maturities	(.4)	(6.6)	(.9)	(14.9)
Equity securities:
Common equities	0	(5.8)	0	(6.1)

Subtotal gross realized losses on security sales	(.4)	(12.4)	(.9)	(21.0)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	2.1	(2.4)	8.7	25.6
State and local government obligations	0	.4	12.1	3.5
Corporate and other debt securities	3.9	7.9	26.1	14.0
Residential mortgage-backed securities	0	.4	0	.4
Commercial mortgage-backed securities	3.5	0	4.5	0
Other asset-backed securities	0	1.0	0	1.0
Redeemable preferred stocks	.4	2.8	.4	1.2

Total fixed maturities	9.9	10.1	51.8	45.7
Equity securities:
Nonredeemable preferred stocks	6.3	37.7	36.9	94.9
Common equities	8.8	1.0	10.0	1.8

Subtotal net realized gains (losses) on security sales	25.0	48.8	98.7	142.4

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.5)	(2.0)	(1.0)	(2.6)
Commercial mortgage-backed securities	0	(.2)	(.1)	(.6)

Total fixed maturities	(.5)	(2.2)	(1.1)	(3.2)
Equity securities:
Common equities	(4.9)	0	(5.2)	(.1)

Subtotal other-than-temporary impairment losses	(5.4)	(2.2)	(6.3)	(3.3)

Net holding period gains (losses)
Hybrid securities	(.2)	2.9	6.9	7.7
Derivative instruments	(24.1)	(23.5)	(26.5)	(21.1)

Subtotal net holding period gains (losses)	(24.3)	(20.6)	(19.6)	(13.4)

Total net realized gains (losses) on securities	$(4.7)	$26.0	$72.8	$125.7

Gross realized gains and losses were the result of customary investment sales transactions in our fixed-income portfolio, affected by movements in credit spreads and interest rates, sales of common stocks, and holding period valuation changes on derivatives and hybrid securities. From time to time, gross realized losses also include write-downs for securities in our fixed-income and/or equity portfolios, which are determined to be other-than-temporarily impaired.

Other-Than-Temporary Impairment (OTTI)

Realized losses may include write-downs of securities determined to have had other-than-temporary declines in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level), or (iii) credit-related losses where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2012
Residential mortgage-backed securities	$.5	$0	$.5	$1.0	$0	$1.0
Commercial mortgage-backed securities	0	0	0	.1	0	.1

Total fixed income	.5	0	.5	1.1	0	1.1
Common equities	4.9	0	4.9	5.2	0	5.2

Total portfolio	$5.4	$0	$5.4	$6.3	$0	$6.3

2011

Residential mortgage-backed securities	$2.0	$0	$2.0	$2.6	$0	$2.6
Commercial mortgage-backed securities	.2	0	.2	.6	0	.6

Total fixed income	2.2	0	2.2	3.2	0	3.2
Common equities	0	0	0	.4	(.3)	.1

Total portfolio	$2.2	$0	$2.2	$3.6	$(.3)	$3.3

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2012, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

	Fair Value	Total Gross Unrealized Losses	Decline of Investment Value
(millions)			>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$342.4	$3.4	$.4	$.4	$.4	$0
Unrealized loss for 12 months or greater	517.4	45.1	20.8	13.2	9.1	4.2

Total	$859.8	$48.5	$21.2	$13.6	$9.5	$4.2

Common Equity:
Unrealized loss for less than 12 months	$173.4	$17.8	$4.1	$2.2	$1.3	$1.0
Unrealized loss for 12 months or greater	55.6	13.1	10.8	7.6	0	0

Total	$229.0	$30.9	$14.9	$9.8	$1.3	$1.0

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

C. Repurchase and Reverse Repurchase Transactions

From time to time we enter into reverse repurchase commitment transactions. In these transactions, we loan cash to internally approved counterparties and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. We choose to enter into these transactions as rates and credit quality are more attractive than other short-term rates available in the market. Our exposure to credit risk is limited due to the nature of the collateral (i.e., U.S. Treasury Notes) received. The income generated on these transactions is calculated at the then applicable general collateral rates on the value of U.S. Treasury securities received. We have counterparty exposure on reverse repurchase agreements in the event of a counterparty default to the extent the general collateral security’s value is below the amount of cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight investing) reduces that exposure.

We earned income of $0.2 million and $0.3 million on these reverse repurchase transactions for the three and six months ended June 30, 2012, respectively, compared to $0.1 million and $0.3 million for the same periods in 2011. We had $400.6 million of open reverse repurchase commitments with two counterparties at June 30, 2012, compared to $384.2 million with two counterparties at December 31, 2011. We had no open reverse repurchase commitments at June 30, 2011. For the six months ended June 30, 2012, our largest outstanding balance of reverse repurchase commitments was $968.1 million, which was open for one day; the average daily balance of reverse repurchase commitments was $754.1 million.

Additionally, during the first six months of 2012 and 2011, we entered into repurchase commitment transactions for periods of 25 days and 10 days, respectively. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper with a maturity matching the repurchase transaction issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at June 30, 2012 and 2011 or December 31, 2011. During the first half of 2012, the largest outstanding balance was $145.1 million, which was open for one day; the average daily balance of these repurchase commitments was $144.2 million. We earned income of less than $0.1 million on these transactions during the period they were open in 2012 and 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.9 years at both June 30, 2012 and December 31, 2011. The weighted average beta of the equity portfolio was 1.01 at both June 30, 2012 and December 31, 2011. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2012 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	1,568,200	$21.32	27,762,450	47,237,550
May	0	0	27,762,450	47,237,550
June	566,126	20.90	28,328,576	46,671,424

Total	2,134,326	$21.21

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first six months of 2012, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2012 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index beginning on page 57.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: August 2, 2012	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10	10.1	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith