Form 10-Q
period 2012-09-30
PROGRESSIVE CORP/OH/
filed 2012-11-01
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Common Shares, $1.00 par value: 604,748,737 outstanding at September 30, 2012

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2012	2011	% Change	2012	2011	% Change
(millions - except per share amounts)
Revenues
Net premiums earned	$4,054.8	$3,740.7	8	$11,912.4	$11,125.9	7
Investment income	109.0	117.4	(7)	336.2	361.5	(7)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(.4)	(1.4)	(71)	(6.0)	(5.9)	2
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	0	NM	(.7)	.9	NM

Net impairment losses recognized in earnings	(0.4)	(1.4)	(71)	(6.7)	(5.0)	34
Net realized gains (losses) on securities	172.3	(51.2)	NM	251.4	78.1	222

Total net realized gains (losses) on securities	171.9	(52.6)	NM	244.7	73.1	235
Service revenues	9.9	5.6	77	28.3	16.8	68
Gains (losses) on extinguishment of debt	(.1)	(.1)	0	(1.8)	(.1)	1700

Total revenues	4,345.5	3,811.0	14	12,519.8	11,577.2	8

Expenses
Losses and loss adjustment expenses	3,068.2	2,749.3	12	8,874.3	7,918.3	12
Policy acquisition costs	357.3	350.2	2	1,081.4	1,045.2	3
Other underwriting expenses	464.1	460.5	1	1,467.7	1,381.2	6
Investment expenses	3.3	4.0	(18)	11.3	10.6	7
Service expenses	9.6	5.1	88	27.7	13.9	99
Interest expense	30.6	33.4	(8)	93.2	96.4	(3)

Total expenses	3,933.1	3,602.5	9	11,555.6	10,465.6	10

Net Income
Income before income taxes	412.4	208.5	98	964.2	1,111.6	(13)
Provision for income taxes	135.4	57.8	134	311.0	352.8	(12)

Net income	277.0	150.7	84	653.2	758.8	(14)

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	1.7	(1.4)	NM	4.8	(4.5)	NM
Other net unrealized gains (losses) on securities	60.6	(280.9)	NM	209.0	(196.9)	NM

Total net unrealized gains (losses) on securities	62.3	(282.3)	NM	213.8	(201.4)	NM
Net unrealized gains on forecasted transactions	(.3)	(4.4)	(93)	(1.5)	(6.0)	(75)
Foreign currency translation adjustment	.4	(.2)	NM	.3	.3	0

Other comprehensive income (loss)	62.4	(286.9)	NM	212.6	(207.1)	NM

Comprehensive income (loss)	$339.4	$(136.2)	NM	$865.8	$551.7	57

Computation of Net Income Per Share
Average shares outstanding—Basic	601.9	626.9	(4)	604.3	640.5	(6)
Net effect of dilutive stock-based compensation	4.6	4.5	2	4.2	4.3	(2)

Total equivalent shares—Diluted	606.5	631.4	(4)	608.5	644.8	(6)

Basic: Net income per share	$.46	$.24	91	$1.08	$1.18	(9)

Diluted: Net income per share	$.46	$.24	91	$1.07	$1.18	(9)

Dividends declared per share[1]	$0	$0		$0	$0

NM = Not Meaningful

1         Progressive maintains an annual dividend program. See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,		December 31,
(millions)	2012	2011	2011
Assets
Investments—Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,864.0, $11,531.9, and $11,455.7)	$12,295.2	$11,815.6	$11,759.3
Equity securities:
Nonredeemable preferred stocks (cost: $430.1, $493.6, and $473.7)	848.4	873.0	806.3
Common equities (cost: $1,101.5, $1,391.5, and $1,431.0)	1,639.2	1,599.5	1,845.6
Short-term investments (amortized cost: $2,394.1, $1,699.7, and $1,551.8)	2,394.1	1,699.7	1,551.8

Total investments	17,176.9	15,987.8	15,963.0
Cash	192.2	170.3	155.7
Accrued investment income	88.2	98.3	105.7
Premiums receivable, net of allowance for doubtful accounts of $133.5, $117.0, and $124.2	3,356.0	3,086.0	2,929.8
Reinsurance recoverables, including $32.5, $36.5, and $32.3 on paid losses and loss adjustment expenses	880.5	798.1	818.0
Prepaid reinsurance premiums	72.8	81.8	69.8
Deferred acquisition costs	461.8	458.1	433.6
Income taxes	47.4	298.5	208.0
Property and equipment, net of accumulated depreciation of $603.7, $561.7, and $573.8	918.2	910.9	911.3
Other assets	235.3	254.5	249.9

Total assets	$23,429.3	$22,144.3	$21,844.8

Liabilities and Shareholders’ Equity
Unearned premiums	$5,203.4	$4,830.1	$4,579.4
Loss and loss adjustment expense reserves	7,760.2	7,256.8	7,245.8
Accounts payable, accrued expenses, and other liabilities	1,848.4	1,797.2	1,770.8
Debt[1]	2,062.7	2,443.9	2,442.1

Total liabilities	16,874.7	16,328.0	16,038.1

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, including treasury shares of 193.0, 177.1, and 184.7)	604.7	620.6	613.0
Paid-in capital	1,048.6	986.7	1,006.2
Retained earnings	3,996.2	3,632.4	3,495.0
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(.6)	(6.3)	(5.4)
Other net unrealized gains (losses) on securities	897.2	572.2	688.2

Total net unrealized gains (losses) on securities	896.6	565.9	682.8
Net unrealized gains on forecasted transactions	6.4	8.7	7.9
Foreign currency translation adjustment	2.1	2.0	1.8

Total accumulated other comprehensive income	905.1	576.6	692.5

Total shareholders’ equity	6,554.6	5,816.3	5,806.7

Total liabilities and shareholders’ equity	$23,429.3	$22,144.3	$21,844.8

1        Consists of long-term debt. See Note 4—Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Nine months ended September 30,	2012	2011
(millions)
Cash Flows From Operating Activities
Net income	$653.2	$758.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	69.1	65.3
Amortization of fixed-income securities	145.3	174.7
Amortization of stock-based compensation	45.8	36.4
Net realized (gains) losses on securities	(244.7)	(73.1)
Net (gains) losses on disposition of property and equipment	4.8	7.8
(Gains) losses on extinguishment of debt	1.8	.1
Changes in:
Premiums receivable	(426.2)	(347.6)
Reinsurance recoverables	(62.5)	(56.6)
Prepaid reinsurance premiums	(3.0)	6.3
Deferred acquisition costs	(28.2)	(40.9)
Income taxes	45.7	.9
Unearned premiums	624.0	476.3
Loss and loss adjustment expense reserves	514.4	185.8
Accounts payable, accrued expenses, and other liabilities	306.6	278.9
Other, net	19.2	22.2

Net cash provided by operating activities	1,665.3	1,495.3

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,997.0)	(5,208.0)
Equity securities	(176.1)	(424.0)
Sales:
Fixed maturities	2,416.0	4,057.2
Equity securities	737.4	264.8
Maturities, paydowns, calls, and other:
Fixed maturities	1,094.1	1,107.4
Equity securities	4.0	0
Net purchases of short-term investments - other	(842.9)	(608.8)
Net unsettled security transactions	14.5	(14.2)
Purchases of property and equipment	(84.2)	(53.3)
Sales of property and equipment	3.4	1.9

Net cash used in investing activities	(830.8)	(877.0)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	.5	6.8
Tax benefit from exercise/vesting of stock-based compensation	5.6	2.7
Proceeds from debt issuance	0	491.9
Payment of debt	(350.0)	0
Reacquisition of debt	(32.5)	(12.7)
Dividends paid to shareholders[1]	(252.4)	(263.6)
Acquisition of treasury shares	(170.1)	(832.1)

Net cash used in financing activities	(798.9)	(607.0)

Effect of exchange rate changes on cash	.9	.1

Increase (decrease) in cash	36.5	11.4
Cash, January 1	155.7	158.9

Cash, September 30	$192.2	$170.3

1        Progressive maintains an annual dividend program. See Note 8—Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, and a mutual company affiliate. All of the subsidiaries and the mutual company affiliate are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2012, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our internal classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2012
Fixed maturities:
U.S. government obligations	$3,433.7	$110.4	$(.1)	$0	$3,544.0	20.6%
State and local government obligations	1,898.9	61.0	(.4)	0	1,959.5	11.4
Corporate debt securities	2,687.8	128.8	(.4)	6.3	2,822.5	16.4
Residential mortgage-backed securities	399.5	21.6	(12.4)	0	408.7	2.4
Commercial mortgage-backed securities	1,998.2	90.7	(1.3)	0	2,087.6	12.2
Other asset-backed securities	1,077.9	14.5	(.1)	0	1,092.3	6.4
Redeemable preferred stocks	368.0	27.1	(14.5)	0	380.6	2.2

Total fixed maturities	11,864.0	454.1	(29.2)	6.3	12,295.2	71.6
Equity securities:
Nonredeemable preferred stocks	430.1	416.8	0	1.5	848.4	4.9
Common equities	1,101.5	543.8	(6.1)	0	1,639.2	9.6
Short-term investments:
Other short-term investments	2,394.1	0	0	0	2,394.1	13.9

Total portfolio[2,3]	$15,789.7	$1,414.7	$(35.3)	$7.8	$17,176.9	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2011
Fixed maturities:
U.S. government obligations	$2,921.7	$129.1	$(.1)	$0	$3,050.7	19.1%
State and local government obligations	1,930.6	56.4	(1.1)	0	1,985.9	12.4
Corporate debt securities	2,680.2	86.4	(10.4)	5.2	2,761.4	17.3
Residential mortgage-backed securities	471.3	9.4	(36.5)	0	444.2	2.8
Commercial mortgage-backed securities	1,826.2	43.2	(9.7)	0	1,859.7	11.6
Other asset-backed securities	1,265.5	14.8	(1.3)	.7	1,279.7	8.0
Redeemable preferred stocks	436.4	20.1	(22.5)	0	434.0	2.7

Total fixed maturities	11,531.9	359.4	(81.6)	5.9	11,815.6	73.9
Equity securities:
Nonredeemable preferred stocks	493.6	387.4	(2.6)	(5.4)	873.0	5.5
Common equities	1,391.5	288.4	(80.4)	0	1,599.5	10.0
Short-term investments:
Other short-term investments	1,699.7	0	0	0	1,699.7	10.6

Total portfolio[2,3]	$15,116.7	$1,035.2	$(164.6)	$.5	$15,987.8	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2011
Fixed maturities:
U.S. government obligations	$2,842.7	$120.3	$0	$0	$2,963.0	18.6%
State and local government obligations	1,938.6	64.1	(.6)	0	2,002.1	12.5
Corporate debt securities	2,801.5	94.3	(6.5)	6.9	2,896.2	18.1
Residential mortgage-backed securities	452.9	9.3	(35.3)	0	426.9	2.7
Commercial mortgage-backed securities	1,829.8	52.3	(5.5)	0	1,876.6	11.8
Other asset-backed securities	1,210.9	11.3	(1.3)	(.3)	1,220.6	7.6
Redeemable preferred stocks	379.3	18.6	(24.0)	0	373.9	2.3

Total fixed maturities	11,455.7	370.2	(73.2)	6.6	11,759.3	73.6
Equity securities:
Nonredeemable preferred stocks	473.7	342.6	(3.7)	(6.3)	806.3	5.1
Common equities	1,431.0	440.0	(25.4)	0	1,845.6	11.6
Short-term investments:
Other short-term investments	1,551.8	0	0	0	1,551.8	9.7

Total portfolio[2,3]	$14,912.2	$1,152.8	$(102.3)	$.3	$15,963.0	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At September 30, 2012, we had $32.4 million of net unsettled security transactions included in other assets, compared to $60.5 million and $46.9 million at September 30, 2011 and December 31, 2011, respectively.

[3]

The total fair value of the portfolio at September 30, 2012 and 2011, and December 31, 2011 included $1.6 billion, $1.7 billion, and $2.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include Eurodollar deposits, commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31,
(millions)	2012	2011	2011
Fixed maturities:
Corporate debt securities	$177.5	$234.8	$234.9
Other asset-backed securities	16.4	16.4	15.5

Total fixed maturities	193.9	251.2	250.4
Equity securities:
Nonredeemable preferred stocks	50.5	15.1	14.2

Total hybrid securities	$244.4	$266.3	$264.6

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $11.9 million as of September 30, 2012, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.

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

Fixed Maturities The composition of fixed maturities by maturity at September 30, 2012, was:

(millions)	Cost	Fair Value
Less than one year	$1,422.4	$1,451.0
One to five years	8,885.4	9,214.2
Five to ten years	1,407.5	1,475.8
Ten years or greater	148.4	153.9

Total[1]	$11,863.7	$12,294.9

[1]	Excludes $0.3 million of gains on the open credit default swap position.

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported at expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of September 30, 2012, we had $29.2 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $6.1 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities during the periods of time necessary to recover their respective cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. In addition, 88% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer specific deterioration, we may write-down the securities of that issuer. The remaining 12% of our common stocks are part of a managed equity strategy selected and administered by external investment advisors. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2012
Fixed maturities:
U.S. government obligations	$83.1	$(.1)	$83.1	$(.1)	$0	$0
State and local government obligations	61.4	(.4)	29.1	(.2)	32.3	(.2)
Corporate debt securities	35.9	(.4)	14.2	(.1)	21.7	(.3)
Residential mortgage-backed securities	177.2	(12.4)	30.0	(.5)	147.2	(11.9)
Commercial mortgage-backed securities	44.0	(1.3)	31.4	(.1)	12.6	(1.2)
Other asset-backed securities	21.0	(.1)	9.0	(.0)	12.0	(.1)
Redeemable preferred stocks	164.1	(14.5)	24.7	(.4)	139.4	(14.1)

Total fixed maturities	586.7	(29.2)	221.5	(1.4)	365.2	(27.8)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	80.8	(6.1)	54.4	(3.4)	26.4	(2.7)

Total equity securities	80.8	(6.1)	54.4	(3.4)	26.4	(2.7)

Total portfolio	$667.5	$(35.3)	$275.9	$(4.8)	$391.6	$(30.5)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Fixed maturities:
U.S. government obligations	$125.3	$(.1)	$125.3	$(.1)	$0	$0
State and local government obligations	154.3	(1.1)	126.0	(.7)	28.3	(.4)
Corporate debt securities	466.3	(10.4)	327.2	(7.7)	139.1	(2.7)
Residential mortgage-backed securities	320.7	(36.5)	79.6	(4.1)	241.1	(32.4)
Commercial mortgage-backed securities	429.9	(9.7)	342.8	(7.0)	87.1	(2.7)
Other asset-backed securities	169.0	(1.3)	165.3	(.9)	3.7	(.4)
Redeemable preferred stocks	233.8	(22.5)	85.0	(.9)	148.8	(21.6)

Total fixed maturities	1,899.3	(81.6)	1,251.2	(21.4)	648.1	(60.2)
Equity securities:
Nonredeemable preferred stocks	20.5	(2.6)	20.5	(2.6)	0	0
Common equities	420.2	(80.4)	407.3	(76.6)	12.9	(3.8)

Total equity securities	440.7	(83.0)	427.8	(79.2)	12.9	(3.8)

Total portfolio	$2,340.0	$(164.6)	$1,679.0	$(100.6)	$661.0	$(64.0)

	Total	Gross	Less than 12 Months		12 Months or Greater
(millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	93.6	(.6)	79.5	(.5)	14.1	(.1)
Corporate debt securities	262.7	(6.5)	137.3	(4.6)	125.4	(1.9)
Residential mortgage-backed securities	308.7	(35.3)	34.4	(2.0)	274.3	(33.3)
Commercial mortgage-backed securities	203.7	(5.5)	161.4	(3.5)	42.3	(2.0)
Other asset-backed securities	284.2	(1.3)	259.7	(1.0)	24.5	(.3)
Redeemable preferred stocks	191.4	(24.0)	43.5	(1.5)	147.9	(22.5)

Total fixed maturities	1,344.3	(73.2)	715.8	(13.1)	628.5	(60.1)
Equity securities:
Nonredeemable preferred stocks	19.5	(3.7)	19.5	(3.7)	0	0
Common equities	214.6	(25.4)	196.7	(23.1)	17.9	(2.3)

Total equity securities	234.1	(29.1)	216.2	(26.8)	17.9	(2.3)

Total portfolio	$1,578.4	$(102.3)	$932.0	$(39.9)	$646.4	$(62.4)

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	September 30,		December 31,
(millions)	2012	2011	2011
Fixed maturities:
Residential mortgage-backed securities	$(44.2)	$(45.3)	$(44.8)
Commercial mortgage-backed securities	(.9)	(.9)	(1.0)

Total fixed maturities	$(45.1)	$(46.2)	$(45.8)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2012 and 2011, for which portions of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2012
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at July 1, 2012	$28.1	$.7	$0	$28.8
Credit losses for which an OTTI was previously recognized	0	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0	0
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(.4)	(.1)	0	(.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at September 30, 2012	$27.7	$.6	$0	$28.3

	Nine Months Ended September 30, 2012
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2012	$34.5	$1.3	$0	$35.8
Credit losses for which an OTTI was previously recognized	.1	0	0	.1
Credit losses for which an OTTI was not previously recognized	.2	0	0	.2
Reductions for securities sold/matured	0	(.2)	0	(.2)
Change in recoveries of future cash flows expected to be collected[1]	(3.1)	(.2)	0	(3.3)
Reductions for previously recognized credit impairments written-down to fair value[2]	(4.0)	(.3)	0	(4.3)

Ending balance at September 30, 2012	$27.7	$.6	$0	$28.3

	Three Months Ended September 30, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at July 1, 2011	$36.2	$.9	$6.5	$43.6
Credit losses for which an OTTI was previously recognized	0	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0	0
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(1.6)	.4	0	(1.2)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0	0

Ending balance at September 30, 2011	$34.6	$1.3	$6.5	$42.4

	Nine Months Ended September 30, 2011
	Mortgage-Backed		Corporate
(millions)	Residential	Commercial	Debt	Total
Beginning balance at January 1, 2011	$32.3	$1.0	$6.5	$39.8
Credit losses for which an OTTI was previously recognized	1.0	0	0	1.0
Credit losses for which an OTTI was not previously recognized	1.1	.4	0	1.5
Reductions for securities sold/matured	0	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	1.3	.3	0	1.6
Reductions for previously recognized credit impairments written-down to fair value[2]	(1.1)	(.4)	0	(1.5)

Ending balance at September 30, 2011	$34.6	$1.3	$6.5	$42.4

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

Although we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of credit losses on the securities that were determined to be other-than-temporarily impaired. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Trading Securities At September 30, 2012 and 2011, and December 31, 2011, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2012 and 2011.

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

The following table shows the status of our derivative instruments at September 30, 2012 and 2011, and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011; amounts are on a pretax basis:

(millions)					Balance Sheet				Comprehensive Income Statement
	Notional Value[1]					Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	Sept. 30,		Dec. 31,			Sept. 30,		Dec. 31,	Three months ended Sept. 30,		Nine months ended Sept. 30,
Derivatives designated as:	2012	2011	2011	Purpose	Classification	2012	2011	2011	2012	2011	2012	2011
Hedging instruments
Closed:
Effective cash flow hedge	$0	$500	$0	Forecasted transaction	Accumulated other comprehensive income	$0	$(5.1)	$0	$0	$0	$0	$0
Ineffective cash flow hedge	31	13	15	Manage interest rate risk	NA	0	0	0	0	.3	.6	.3
Non-hedging instruments
Assets:
Corporate credit default swaps	25	25	25	Manage credit risk	Investments - fixed maturities	.3	.8	.7	(.4)	.5	(.7)	(.1)
Liabilities:
Interest rate swaps	1,263	1,513	1,263	Manage portfolio duration	Other liabilities	(101.6)	(110.0)	(76.1)	(15.9)	(72.4)	(42.7)	(93.8)
Closed:
Interest rate swaps	0	100	350	Manage portfolio duration	NA	0	0	0	0	0	0	.5
Corporate credit default swaps	0	10	10	Manage credit risk	NA	0	0	0	0	.1	0	.5

Total	NA	NA	NA			$(101.3)	$(114.3)	$(75.4)	$(16.3)	$(71.5)	$(42.8)	$(92.6)

NA= Not Applicable

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the year for closed positions.

CASH FLOW HEDGES

During the third quarter and first nine months of 2012, and the second half of 2011, we repurchased, in the open market, $0.5 million, $30.9 million, and $15.0 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased, we reclassified $0, $0.6 million, and $0.3 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

In August 2011, we issued $500 million of 3.75% Senior Notes due 2021 and entered into a forecasted debt issuance hedge (cash flow hedge) against a possible rise in interest rates (see Note – 4 Debt for further discussion). Upon issuance of the 3.75% Senior Notes, the hedge was closed and we recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $5.1 million.

INTEREST RATE SWAPS

During the periods ended September 30, 2012 and 2011, and December 31, 2011, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. At September 30, 2012, we held a 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. We closed a portion of the 9-year position during 2011. The combined open positions have generated an aggregate realized loss, as interest rates have fallen since the inception of these positions. As of September 30, 2012 and 2011, and December 31, 2011, the balance of the cash collateral that we had delivered to the applicable counterparty on these positions was $107.2 million, $117.8 million, and $81.7 million, respectively.

CORPORATE CREDIT DEFAULT SWAPS

Financial Services Sector – During the periods ended September 30, 2012 and 2011, and December 31, 2011, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We hold this protection to reduce some of our exposure to additional valuation declines on a preferred stock position of the same issuer. As of September 30, 2012 and 2011, and December 31, 2011, we received $0.3 million, $0.8 million, and $0.7 million, respectively, in cash collateral from the counterparty on this position.

Automotive Sector – We held no credit default swaps in this sector at September 30, 2012 or December 31, 2011. During the period ended September 30, 2011, we closed a position where we sold credit protection in the form of a corporate credit default swap on one issuer in the automotive sector for a 5-year time horizon; the position was opened during the second quarter 2010. We would have been required to cover a $10 million notional value if a credit event had been triggered, including failure to pay or bankruptcy by the issuer. We acquired an equal par value amount of U.S. Treasury Notes with a similar maturity to cover the credit default swap’s notional exposure.

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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2012
Fixed maturities:
U.S. government obligations	$3,544.0	$0	$0	$3,544.0	$3,433.7
State and local government obligations	0	1,959.5	0	1,959.5	1,898.9
Corporate debt securities	0	2,822.5	0	2,822.5	2,687.8

Subtotal	3,544.0	4,782.0	0	8,326.0	8,020.4

Asset-backed securities:
Residential mortgage-backed	0	358.8	49.9	408.7	399.5
Commercial mortgage-backed	0	2,065.0	22.6	2,087.6	1,998.2
Other asset-backed	0	1,092.0	.3	1,092.3	1,077.9

Subtotal asset-backed securities	0	3,515.8	72.8	3,588.6	3,475.6

Redeemable preferred stocks:
Financials	0	133.9	0	133.9	120.8
Utilities	0	66.9	0	66.9	65.9
Industrials	0	179.8	0	179.8	181.3

Subtotal redeemable preferred stocks	0	380.6	0	380.6	368.0

Total fixed maturities	3,544.0	8,678.4	72.8	12,295.2	11,864.0

Equity securities:
Nonredeemable preferred stocks:
Financials	265.2	524.4	29.3	818.9	407.3
Utilities	0	29.5	0	29.5	22.8

Subtotal nonredeemable preferred stocks	265.2	553.9	29.3	848.4	430.1

Common equities:
Common stocks	1,627.2	0	0	1,627.2	1,098.3
Other equity-like investments	0	0	12.0	12.0	3.2

Subtotal common equities	1,627.2	0	12.0	1,639.2	1,101.5

Total fixed maturities and equity securities	5,436.4	9,232.3	114.1	14,782.8	13,395.6

Short-term investments:
Other short-term investments	2,120.7	273.4	0	2,394.1	2,394.1

Total portfolio	$7,557.1	$9,505.7	$114.1	$17,176.9	$15,789.7

Debt	$0	$2,405.9	$0	$2,405.9	$2,062.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2011
Fixed maturities:
U.S. government obligations	$3,050.7	$0	$0	$3,050.7	$2,921.7
State and local government obligations	0	1,985.9	0	1,985.9	1,930.6
Corporate debt securities	0	2,731.8	29.6	2,761.4	2,680.2

Subtotal	3,050.7	4,717.7	29.6	7,798.0	7,532.5

Asset-backed securities:
Residential mortgage-backed	0	377.1	67.1	444.2	471.3
Commercial mortgage-backed	0	1,837.9	21.8	1,859.7	1,826.2
Other asset-backed	0	1,276.1	3.6	1,279.7	1,265.5

Subtotal asset-backed securities	0	3,491.1	92.5	3,583.6	3,563.0

Redeemable preferred stocks:
Financials	24.1	118.0	0	142.1	136.7
Utilities	0	68.6	0	68.6	70.8
Industrials	0	223.3	0	223.3	228.9

Subtotal redeemable preferred stocks	24.1	409.9	0	434.0	436.4

Total fixed maturities	3,074.8	8,618.7	122.1	11,815.6	11,531.9

Equity securities:
Nonredeemable preferred stocks:
Financials	332.3	487.6	0	819.9	453.6
Utilities	0	53.1	0	53.1	40.0

Subtotal nonredeemable preferred stocks	332.3	540.7	0	873.0	493.6

Common equities:
Common stocks	1,587.7	0	0	1,587.7	1,387.4
Other equity-like investments	0	0	11.8	11.8	4.1

Subtotal common equities	1,587.7	0	11.8	1,599.5	1,391.5

Total fixed maturities and equity securities	$4,994.8	$9,159.4	$133.9	14,288.1	13,417.0

Short-term investments:
Other short-term investments[1]				1,699.7	1,699.7

Total portfolio				$15,987.8	$15,116.7

Debt[1]				$2,605.8	$2,443.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2011
Fixed maturities:
U.S. government obligations	$2,963.0	$0	$0	$2,963.0	$2,842.7
State and local government obligations	0	2,002.1	0	2,002.1	1,938.6
Corporate debt securities	0	2,896.2	0	2,896.2	2,801.5

Subtotal	2,963.0	4,898.3	0	7,861.3	7,582.8

Asset-backed securities:
Residential mortgage-backed	0	364.6	62.3	426.9	452.9
Commercial mortgage-backed	0	1,855.3	21.3	1,876.6	1,829.8
Other asset-backed	0	1,218.0	2.6	1,220.6	1,210.9

Subtotal asset-backed securities	0	3,437.9	86.2	3,524.1	3,493.6

Redeemable preferred stocks:
Financials	24.1	107.2	0	131.3	124.3
Utilities	0	68.1	0	68.1	70.8
Industrials	0	174.5	0	174.5	184.2

Subtotal redeemable preferred stocks	24.1	349.8	0	373.9	379.3

Total fixed maturities	2,987.1	8,686.0	86.2	11,759.3	11,455.7

Equity securities:
Nonredeemable preferred stocks:
Financials	227.9	525.4	0	753.3	433.7
Utilities	0	53.0	0	53.0	40.0

Subtotal nonredeemable preferred stocks	227.9	578.4	0	806.3	473.7

Common equities:
Common stocks	1,834.1	0	0	1,834.1	1,427.3
Other equity-like investments	0	0	11.5	11.5	3.7

Subtotal common equities	1,834.1	0	11.5	1,845.6	1,431.0

Total fixed maturities and equity securities	$5,049.1	$9,264.4	$97.7	14,411.2	13,360.4

Short-term investments:
Other short-term investments[1]				1,551.8	1,551.8

Total portfolio				$15,963.0	$14,912.2

Debt[1]				$2,664.7	$2,442.1

[1]	Under the prior accounting guidance, fair value hierarchies were not required.

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the third quarter 2012 or 2011. At December 31, 2011, we had one nonredeemable preferred security with a value of $44.2 million that was transferred from Level 1 to Level 2 due to the lack of an exchange-quoted price at year-end. The exchange price was not available due to illiquidity in the market place. A consistent exchange-quoted price was previously available for this security, and we will continue to monitor the security for future exchange trading volume. We recognize transfers between levels at the end of the reporting period.

Our short-term security holdings classified as Level 1 are considered highly liquid, actively marketed, and have a very short duration, primarily seven days or less to redemption. These securities are held at their original cost, adjusted for any amortization of discount or premium, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period of less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we have the right to put the security back to the state of issuance at par.

At September 30, 2012, vendor-quoted prices represented 65% of our Level 1 classifications (excluding short-term investments), compared to 61% and 59% at September 30, 2011 and December 31, 2011, respectively. The securities quoted by vendors in Level 1 represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At September 30, 2012, vendor-quoted prices comprised 96% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 4%, compared to 94% and 6%, and 96% and 4%, at September 30, 2011 and December 31, 2011, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews.

As part of our pricing procedures, we obtain quotes from more than one source to help us fully evaluate the market price of securities. However, our internal pricing policy is to use a consistent source for individual securities in order to maintain the integrity of our valuation process. Quotes obtained from the sources are not considered binding offers to transact. Under our policy, when a review of the valuation received from our selected source appears outside what is considered market level activity (which is defined as trading at spreads or yields significantly different than comparable securities or outside the general sector level movement without a reasonable explanation), we may use an alternate source’s price. To the extent we determine that it is prudent to substitute one source’s price for another, we will contact the initial source to obtain an understanding of the factors that may be contributing to the significant price variance, which often leads the source to adjust their pricing input data for future pricing.

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

After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2012 and 2011, and December 31, 2011, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At September 30, 2012, we had one private common equity security with a value of $11.2 million that was priced internally. The same security had a value of $10.2 million at both September 30, 2011 and December 31, 2011. At September 30, 2012, we had one private preferred equity security, which was purchased during the third quarter, with a value of $29.3 million that was priced internally. At September 30, 2012, we did not have any securities in our fixed-maturity portfolio that were priced internally. At September 30, 2011 and December 31, 2011, we had two fixed-maturity securities with an aggregate value of $0.5 million that were priced internally. Despite the lack of sufficient observable market information, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values as reported in the financial statements.

We review the prices from our external sources for reasonableness using internally developed assumptions to derive a price for the security, which is then compared to the price we received. Based on our review, all of the prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2012 and 2011:

	Level 3 Fair Value Three months ended September 30, 2012
	Fair value	Calls/			Net Realized		Net	Fair value
	at June 30,	Maturities/			(gain)/loss	Change in	Transfers	at Sept. 30,
(millions)	2012	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$54.5	$(5.0)	$0	$0	$0	$.4	$0	$49.9
Commercial mortgage-backed	23.2	(2.6)	0	0	0	2.0	0	22.6
Other asset-backed	1.1	(.8)	0	0	0	0	0	.3

Total asset-backed securities	78.8	(8.4)	0	0	0	2.4	0	72.8
Corporate debt securities	0	0	0	0	0	0	0	0

Total fixed maturities	78.8	(8.4)	0	0	0	2.4	0	72.8

Equity securities:
Nonredeemable preferred stocks:
Financials[1]	0	0	28.5	0	0	.8	0	29.3
Common equities:
Other equity-like investments	12.2	(.2)	0	0	0	0	0	12.0

Total Level 3 securities	$91.0	$(8.6)	$28.5	$0	$0	$3.2	$0	$114.1

	Level 3 Fair Value Nine months ended September 30, 2012
					Net
	Fair Value	Calls/			Realized		Net	Fair value
	at Dec. 31,	Maturities/			(gain)/loss	Change in	Transfers	at Sept. 30,
(millions)	2011	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$62.3	$(12.8)	$0	$0	$0	$.4	$0	$49.9
Commercial mortgage-backed	21.3	(2.7)	0	0	0	4.0	0	22.6
Other asset-backed	2.6	(2.3)	0	0	0	0	0	.3

Total asset-backed securities	86.2	(17.8)	0	0	0	4.4	0	72.8
Corporate debt securities	0	0	0	0	0	0	0	0

Total fixed maturities	86.2	(17.8)	0	0	0	4.4	0	72.8

Equity securities:
Nonredeemable preferred stocks:
Financials[1]	0	0	28.5	0	0	.8	0	29.3
Common equities:
Other equity-like investments	11.5	(.2)	0	0	0	.7	0	12.0

Total Level 3 securities	$97.7	$(18.0)	$28.5	$0	$0	$5.9	$0	$114.1

[1]	The $0.8 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value Three months ended September 30, 2011
					Net
	Fair Value	Calls/			Realized		Net	Fair value
	at June 30,	Maturities/			(gain)/loss	Change in	Transfers	at Sept. 30,
(millions)	2011	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$71.5	$(4.9)	$0	$0	$0	$.5	$0	$67.1
Commercial mortgage-backed	26.5	(.1)	0	0	0	(4.6)	0	21.8
Other asset-backed	4.5	(.8)	0	0	0	(.1)	0	3.6

Total asset-backed securities	102.5	(5.8)	0	0	0	(4.2)	0	92.5
Corporate debt securities	29.8	0	0	0	0	(.2)	0	29.6

Total fixed maturities	132.3	(5.8)	0	0	0	(4.4)	0	122.1

Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other equity-like investments	11.9	0	0	0	0	(.1)	0	11.8

Total Level 3 securities	$144.2	$(5.8)	$0	$0	$0	$(4.5)	$0	$133.9

	Level 3 Fair Value Nine months ended September 30, 2011
					Net
	Fair Value	Calls/			Realized		Net	Fair value
	at Dec. 31,	Maturities/			(gain)/loss	Change in	Transfers	at Sept. 30,
(millions)	2010	Paydowns	Purchases	Sales	on sales	Valuation	in (out)[1]	2011
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$96.7	$(14.7)	$0	$0	$0	$.5	$(15.4)	$67.1
Commercial mortgage-backed	27.5	(.2)	0	0	0	(5.5)	0	21.8
Other asset-backed	5.0	(1.7)	0	0	0	.3	0	3.6

Total asset-backed securities	129.2	(16.6)	0	0	0	(4.7)	(15.4)	92.5
Corporate debt securities	29.5	0	0	0	0	.1	0	29.6

Total fixed maturities	158.7	(16.6)	0	0	0	(4.6)	(15.4)	122.1

Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other equity-like investments	11.8	0	0	0	0	0	0	11.8

Total Level 3 securities	$170.5	$(16.6)	$0	$0	$0	$(4.6)	$(15.4)	$133.9

[1]	The $(15.4) million was transferred out of Level 3 into Level 2 due to the availability of vendor pricing on a residential mortgage-backed security.

The following table provides a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at			Unobservable
(millions)	Sept. 30, 2012	Valuation Technique	Unobservable Input	Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$15.3	External vendor	Prepayment rate[1]	0 and 16

Total fixed maturities	15.3

Equity securities:
Nonredeemable preferred stocks:
Financials	29.3	Multiple of tangible net book value	Price to Book Ratio Multiple	1.9
Common equities:
Other equity-like investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%

Total	$55.8

Third-party pricing exemption securities[2]	58.3

Total Level 3 securities	$114.1

[1]	Assumes that two securities have 0% and one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[2]	The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

Due to the relative size of the securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact other comprehensive income.

Note 4 Debt — Debt consisted of:

	September 30, 2012		September 30, 2011		December 31, 2011
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
6.375% Senior Notes due 2012	$0	$0	$349.9	$354.4	$350.0	$350.5
7% Notes due 2013	149.8	159.0	149.7	164.2	149.7	162.4
3.75% Senior Notes due 2021	497.3	551.0	497.0	511.8	497.0	525.3
6 5/8% Senior Notes due 2029	295.1	393.7	294.9	354.1	295.0	364.4
6.25% Senior Notes due 2032	394.5	521.7	394.3	462.6	394.4	492.4
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	726.0	780.5	758.1	758.7	756.0	769.7

Total	$2,062.7	$2,405.9	$2,443.9	$2,605.8	$2,442.1	$2,664.7

During the third quarter and first nine months of 2012, and the second half of 2011, we repurchased, in the open market, $0.5 million, $30.9 million, and $15.0 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $0.1 million, $1.8 million, and $0.1 million for the third quarter and first nine months of 2012 and the second half of 2011, respectively. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0, $0.6 million, and $0.3 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

In January 2012, we retired all $350 million of our 6.375% Senior Notes at maturity.

On December 31, 2011, we entered into an amendment to the 364-Day Secured Liquidity Credit Facility Agreement (“Credit Facility Agreement”) with PNC Bank, National Association (PNC), which extended the expiration date of our outstanding credit facility agreement until December 31, 2012, unless earlier terminated pursuant to the terms of the agreement. Under this agreement, we may borrow up to $125 million, which may be increased to $150 million at our request but subject to PNC’s discretion. The purpose of the credit facility is to provide liquidity in the event of disruptions in our cash management operations, such as disruptions in the financial markets or related facilities that affect our ability to transfer or receive funds. Under this credit facility, we may borrow funds, on a revolving basis, either in the form of Eurodollar Loans or Base Rate Loans. Eurodollar Loans will bear interest at one-, two-, three-, or six-month LIBOR (as selected by us) plus 50 basis points for the selected period. Base Rate Loans will bear daily interest at the greater of (a) PNC’s prime rate for such day, (b) the federal funds effective rate for such day plus 1/2% per annum, or (c) one-month LIBOR plus 2% per annum. Any borrowings under this agreement will be secured by a lien on certain marketable securities held in our investment portfolio. We had no borrowings under this arrangement in 2011 or through the first nine months of 2012.

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

Note 5 Income Taxes — At September 30, 2012 and 2011 and December 31, 2011, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the nine months ended September 30, 2012, there have been no material changes in our uncertain tax positions.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2012	2011
Income taxes, net of refunds	$259.1	$348.0
Interest	92.8	86.1

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

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		Pretax		Pretax		Pretax		Pretax
		Profit		Profit		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$2,047.7	$52.3	$1,910.7	$112.8	$6,032.3	$237.9	$5,704.4	$442.3
Direct	1,582.7	105.9	1,458.8	52.0	4,660.1	193.2	4,329.8	248.4

Total Personal Lines[1]	3,630.4	158.2	3,369.5	164.8	10,692.4	431.1	10,034.2	690.7
Commercial Auto	424.3	7.5	370.5	18.4	1,219.2	61.0	1,087.8	93.6
Other indemnity	.1	(.5)	.7	(2.5)	.8	(3.1)	3.9	(3.1)

Total underwriting operations	4,054.8	165.2	3,740.7	180.7	11,912.4	489.0	11,125.9	781.2
Service businesses	9.9	.3	5.6	.5	28.3	.6	16.8	2.9
Investments[2]	280.9	277.6	64.8	60.8	580.9	569.6	434.6	424.0
Gains (losses) on extinguishment of debt	(.1)	(.1)	(.1)	(.1)	(1.8)	(1.8)	(.1)	(.1)
Interest expense	NA	(30.6)	NA	(33.4)	NA	(93.2)	NA	(96.4)

Consolidated total	$4,345.5	$412.4	$3,811.0	$208.5	$12,519.8	$964.2	$11,577.2	$1,111.6

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Underwriting	Combined	Underwriting	Combined	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	2.6%	97.4	5.9%	94.1	3.9%	96.1	7.8%	92.2
Direct	6.7	93.3	3.6	96.4	4.1	95.9	5.7	94.3
Total Personal Lines	4.4	95.6	4.9	95.1	4.0	96.0	6.9	93.1
Commercial Auto	1.8	98.2	5.0	95.0	5.0	95.0	8.6	91.4
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	4.1	95.9	4.8	95.2	4.1	95.9	7.0	93.0

[1]	Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2012, the Gainshare factor was 1.24. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income (net income plus the after-tax change in net unrealized gains (losses) on securities, among other factors) is less than after-tax underwriting income, no dividend will be paid. Nevertheless, the declaration and amount of the dividend remains within the Board’s discretion. If a dividend for 2012 will be paid, the Board would likely declare the 2012 annual dividend in December 2012, with a record date in January 2013 and payment shortly thereafter. For the nine months ended September 30, 2012, our comprehensive income was $865.8 million, which is higher than the $317.9 million of after-tax underwriting income for the same period.

Progressive paid dividends per common share of $.4072 and $.3987 in February 2012 and 2011, respectively, under our annual variable dividend policy. These dividends were paid pursuant to declarations made by the Board of Directors in December 2011 and 2010, respectively.

See Note 10 – Subsequent Event for further dividend information.

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

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. We establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure, which may include a range of loss. As to lawsuits in which the loss is not considered both probable and estimable, we have not established a liability at this time in accordance with current accounting guidance. In the event that any one or more of these cases results in a substantial judgment against, or settlement by, Progressive, the resulting liability could have a material effect on our consolidated financial condition, cash flows, and/or results of operations.

For a further discussion on our pending litigation, see Note 12 – Litigation in our Annual Report to Shareholders for the year ended December 31, 2011.

Note 10 Subsequent Event — On October 12, 2012, Progressive’s Board of Directors declared a special cash dividend of $1.00 per common share, payable on November 29, 2012 to shareholders of record at the close of business on November 21, 2012. This special cash dividend would be in the aggregate amount of approximately $605 million based upon the number of common shares outstanding at September 30, 2012.

In late October, we incurred losses related to Hurricane Sandy. We are currently unable to quantify the financial impact of the storm, but will report our estimate of losses in a Form 8-K filed with our October monthly results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

During the third quarter 2012, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 10% and 5%, respectively, on a year-over-year basis. Underwriting profitability for the quarter was 4.1%, or $165.2 million, and our investment operations produced investment income of $109.0 million. We also recognized $171.9 million of net realized gains on securities during the quarter, primarily reflecting the liquidation of approximately $580 million, or about 25%, of our common stock portfolio. Overall, we reported net income of $277.0 million, or $.46 per share, for the third quarter 2012. Our total capital position (debt plus equity) increased $267.9 million during the quarter, to $8.6 billion at September 30, 2012.

A. Operations

During the third quarter 2012, we realized a year-over-year increase in net premiums written of 10% on a companywide basis. Our Agency and Direct Personal Lines businesses grew 8% and 10%, respectively, and our Commercial Auto business grew 15%. To analyze growth, we review premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention. For the third quarter 2012, rate increases have been a significant contributor to the written premium growth, while new business applications decreased from last year.

The increases in personal auto written premium per policy that started in the second quarter 2012 continued into the third quarter. In light of rising claims costs, we started increasing rates earlier this year and continued to do so during the third quarter. On a year-over-year basis, for the third quarter 2012, written premium per policy increased 4% in both our Agency and Direct auto businesses. Commercial Auto premiums per policy increased about 12% for the third quarter 2012, primarily reflecting rate increases taken during both 2011 and the first nine months of 2012, as well as growth in Florida and a shift to more for-hire transportation business, both of which have higher average premiums per policy. Written premium per policy for our special lines products was flat, compared to the third quarter last year. Adjusting rates is an ongoing process, and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

As a result of the rate increases taken during the quarter, new business applications declined. On a quarter-over-prior-year quarter basis, Personal Lines new applications decreased 4%, reflecting a 5% decline in both our Agency and Direct auto businesses and a 1% decrease in our special lines new applications.

Both our Agency and Direct businesses contributed to the 7% increase in our Personal Lines renewal applications. The Personal Lines increase in part reflects our retention efforts, including further penetration into multi-product households.

In our Commercial Auto business, new applications decreased 1%. Our Commercial Auto renewal applications increased 3%, compared to the third quarter last year.

In addition to our efforts to further penetrate customer households through cross-selling products, we remain focused on several other programs/initiatives we have that are designed to help stimulate growth and provide consumers with distinctive insurance options. These programs include:

•

Snapshot®, our usage-based insurance product – in addition to promoting Snapshot to our current customers, during the third quarter, we launched a national rollout of a program to offer all consumers the opportunity to “test drive” Snapshot and see the discount they would receive relative to Progressive’s pre-Snapshot rate

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

On a companywide basis, year-over-year, we grew policies in force 5%, with Personal Lines growing 5% and Commercial Auto increasing 2%. Our Agency auto business contributed to this increase with policies in force growth of 5%, or 234,300 additional policies. In our Direct auto business, policies in force grew 6%, or 217,800 policies, over last September. With a 4% increase in our special lines policies over last year, we ended the third quarter with nearly 12.9 million Personal Lines policyholders.

To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy for our Agency auto business increased about 4% over the same time last year. Our policy life expectancy for our Direct auto business, our Commercial Auto business, and our special lines products was relatively flat compared to last year.

Our 4.1% companywide underwriting profit margin for the third quarter 2012 was consistent with our target of at least 4% and improved from our second quarter margin of 2.4%. On a companywide basis, we raised our auto rates an average of nearly 6% year-to-date through September in an effort to offset increasing claims costs as we focus on our 96 calendar year combined ratio target. On a quarter-over-prior-year quarter basis, our underwriting margin decreased 0.7 percentage points, reflecting a higher loss ratio. During the third quarter 2012, we experienced $29.2 million, or 0.7 points, of favorable prior accident year reserve development, compared to $72.5 million, or 1.9 points, of favorable reserve development in the third quarter last year. On a year-over-year basis, for the third quarter 2012, our personal auto business experienced an increase in incurred severity, while frequency declined slightly. We continue to monitor trends to be able to react quickly to significant changes.

B. Investments and Capital Management

The fair value of our investment portfolio was $17.2 billion at September 30, 2012. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, and

•	all other non-investment-grade fixed-maturity securities

Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities

We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, while all other debt securities derive their credit ratings from nationally recognized securities rating organizations in determining whether securities should be classified as Group I or Group II. At September 30, 2012, 19% of our portfolio was allocated to Group I securities and 81% to Group II securities, compared to the 21% and 79%, respectively, at June 30, 2012, as we modestly reduce the overall risk profile of the portfolio.

At September 30, 2012, we held $15.6 million in Australian Treasury Bills to support our Australian operations; we held no other foreign sovereign debt. We held $634.3 million of U.S. dollar-denominated corporate bonds, preferred stocks (redeemable and nonredeemable), and other asset-backed securities issued by companies that are domiciled, or whose parent companies are domiciled, in European countries at September 30, 2012. Of these securities, $511.4 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries; $6.0 million are U.K.-domiciled other asset-backed securities; $98.0 million are U.K.-domiciled financial institution preferred stocks (redeemable and nonredeemable); and $18.9 million is a nonredeemable preferred stock in BBVA, a Spanish-domiciled financial institution. We also held $0.3 million ($25 million notional value) of credit protection on BBVA. Our total direct exposure to Southern European-domiciled companies, including the BBVA nonredeemable preferred stock, was $40.6 million at September 30, 2012. In total, our European-domiciled fixed-income securities represented approximately 4% of our portfolio at September 30, 2012.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 2.3% for the third quarter 2012. In our fixed-income and common stock portfolios, we experienced FTE total returns of 1.8% and 6.5%, respectively. At September 30, 2012, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities. At September 30, 2012, our duration was 1.9 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels.

At September 30, 2012, our total capital (debt plus equity) was $8.6 billion, compared to $8.2 billion at December 31, 2011, and our debt-to-total capital ratio decreased to 23.9% from 29.6% at year-end 2011. During the first nine months of 2012, we retired $350 million of our 6.375% Senior Notes at maturity in January, repurchased $30.9 million in principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), and repurchased 8.4 million of our common shares at a total cost of $170.1 million (average cost of $20.25 per share). In addition, in October, we declared a special dividend of $1.00 per share, which, based on the shares outstanding at September 30, 2012, will return about $605 million of capital to our shareholders. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably underwrite and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the nine months ended September 30, 2012 and 2011, operations generated positive cash flows of $1.7 billion and $1.5 billion, respectively.

We held total capital (debt plus equity) of $8.6 billion, at book value, at September 30, 2012, compared to $8.3 billion and $8.2 billion at September 30, 2011 and December 31, 2011, respectively.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, announced dividends, and expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.

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

During the first nine months of 2012 and at all times during 2011, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.

The amount of capital in our third layer was at a level that allowed our Board of Directors to take several actions to return underleveraged capital to our investors, including:

•

Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. During the third quarter and first nine months of 2012, and second half of 2011, we repurchased, in the open market, $0.5 million, $30.9 million, and $15.0 million, respectively, in principal amount of our 6.70% Debentures.

•

Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. In June 2011, the Board of Directors approved an authorization to repurchase up to 75 million common shares; we have 42.3 million shares remaining under this authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2012	2011	2012	2011
Total number of shares purchased	4.4	22.2	8.4	42.3
Total cost	$87.1	$411.2	$170.1	$832.1
Average price paid per share	$19.80	$18.53	$20.25	$19.67

•

Declaration of dividends. As part of our capital management activities, in December 2011, we declared a dividend of $.4072 per share, which was paid in February 2012. In addition, in October 2012, we declared a special cash dividend of $1.00 per common share, payable on November 29, 2012 to shareholders of record at the close of business on November 21, 2012. This special cash dividend would be in the aggregate amount of approximately $605 million based on the number of common shares outstanding at September 30, 2012. The declaration of this dividend is consistent with our published policy of returning capital to shareholders when appropriate and will not affect our annual variable dividend program for 2012.

In January 2012, we retired $350 million of our 6.375% Senior Notes at maturity. Our next scheduled debt maturity is $150 million of our 7% Notes due October 2013.

During the third quarter 2011, we issued $500 million of 3.75% Senior Notes and received proceeds of $497 million, after deducting underwriter’s discounts and commissions.

Short-Term Borrowings

During the nine months ended September 30, 2012 and throughout 2011, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments. In addition, we have $125 million available under a secured line of credit that is described in further detail in Note 4—Debt. The line of credit is intended to provide liquidity in the event of disruptions in our cash management operations; we have never borrowed under this line of credit.

During 25 days in the first half of 2012, we engaged in repurchase agreements under which we loaned U.S. Treasury securities to accredited brokerage firms in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations—Investments; Repurchase and Reverse Repurchase Transactions; we did not enter into any repurchase agreements during the third quarter 2012. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at September 30, 2012 or 2011, or December 31, 2011.

B. Commitments and Contingencies

Contractual Obligations

During the first nine months of 2012, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
($ in millions)	2012	2011	Change	2012	2011	Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,122.0	$1,957.2	8	$6,295.9	$5,901.0	7
Direct	1,678.7	1,531.7	10	4,896.4	4,537.0	8

Total Personal Lines	3,800.7	3,488.9	9	11,192.3	10,438.0	7
Commercial Auto	441.1	382.5	15	1,341.1	1,170.4	15
Other indemnity	0	.1	NM	0	.1	NM

Total underwriting operations	$4,241.8	$3,871.5	10	$12,533.4	$11,608.5	8

NET PREMIUMS EARNED
Personal Lines
Agency	$2,047.7	$1,910.7	7	$6,032.3	$5,704.4	6
Direct	1,582.7	1,458.8	8	4,660.1	4,329.8	8

Total Personal Lines	3,630.4	3,369.5	8	10,692.4	10,034.2	7
Commercial Auto	424.3	370.5	15	1,219.2	1,087.8	12
Other indemnity	.1	.7	(86)	.8	3.9	(79)

Total underwriting operations	$4,054.8	$3,740.7	8	$11,912.4	$11,125.9	7

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

			%
(thousands)	2012	2011	Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,846.5	4,612.2	5
Direct auto	4,018.9	3,801.1	6

Total auto	8,865.4	8,413.3	5
Special lines[1]	3,994.2	3,837.7	4

Total Personal Lines	12,859.6	12,251.0	5

Commercial Auto	526.5	513.8	2

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2012	2011	2012	2011
APPLICATIONS
Personal Lines:
New	(4)%	(1)%	2%	(2)%
Renewal	7%	6%	6%	7%
Commercial Auto:
New	(1)%	2%	5%	(3)%
Renewal	3%	(1)%	0%	(1)%

New applications in our Personal Lines business decreased for the third quarter, but increased slightly for the first nine months of 2012, compared to last year. Both our Agency and Direct auto businesses had declines in new applications during the third quarter, primarily due to rate increases taken in many states during the second and third quarters this year. The new application growth we experienced in our Commercial Auto business earlier this year began to reverse in the third quarter, as we have increased rates in several of our large states in 2012. The year-to-date increase is driven by an increase in new applications in our for-hire transportation business market target, and a significant increase in new applications in Florida, our second largest Commercial Auto state, compared to the same period last year. We are committed to our advertising campaigns, product enhancements, and brand-building efforts in order to stimulate new business in both segments.

We have several initiatives underway aimed at providing consumers with distinctive auto insurance options. In 2010, we began the rollout of personal auto product models, which further refine our segmentation and incorporate the best design elements of the Agency and Direct auto products. As of September 30, 2012, these products have been rolled out to 45 jurisdictions. We plan to extend the rollout to two additional states in 2013.

In the third quarter 2012, we continued the expansion of Snapshot®, our usage-based insurance product. Snapshot was made available to Agency auto customers in two additional states in the third quarter. Snapshot is available to our Direct auto customers in 43 markets, while our Agency auto customers have access to Snapshot in 38 of those 43 jurisdictions. We plan to expand Snapshot into additional states, depending on regulatory approval and business results. During July, we launched our national rollout of a program to offer all consumers the opportunity to “test drive” Snapshot to encourage many more people to consider Progressive for their auto insurance needs.

We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage®. Progressive Home Advantage, the program in which we “bundle” our auto product with property insurance provided by one of seven unaffiliated insurance carriers, is becoming an integral part of our consumer offerings. As of September 30, 2012, this program is available to Direct customers in 48 states, Agency customers in 22 states, and to both Direct and Agency customers in the District of Columbia. Progressive Home Advantage is not available to customers in Florida and Alaska. Early in 2012, we scaled back the number of states in which we offer Progressive Home Advantage to new Agency customers. During the third quarter, we acquired a non-controlling interest in the corporate parent of American Strategic Insurance, our primary Progressive Home Advantage provider for Agency customers. We are now actively promoting Progressive Home Advantage to independent agents and expect to add more states throughout the rest of 2012 and in 2013. Multi-product customers are an important part of our strategic agenda, since they tend to stay with us longer, have better loss experience, and represent a sizable segment of the market.

Expanding our offerings in the mobile space remains an important initiative. Consumers have the ability to obtain a quote and buy an auto insurance policy on our mobile website in 47 states and the District of Columbia. In the second quarter 2012, we began to offer the ability to quote up to three drivers and three vehicles on mobile devices. This multi-driver, multi-vehicle feature was available to customers in 32 states as of September 30, 2012 and will be available in all states in the near future. In the first quarter 2012, we also launched a feature that allows consumers to use the camera in their mobile device to photograph their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote; this feature is now available in 33 states and will be rolled out to additional states during the remainder of the year. In addition, policyholders are able to make payments and add certain endorsements from their mobile device, as well as receive identification cards and severe weather text alerts. Furthermore, much of our agency-dedicated website is now accessible to agents for many brands of tablet computers and mobile phones, including quote/buy, servicing, and reporting capabilities. We expect to add new functionality to our mobile site and mobile applications over the remainder of the year.

We also continued the national rollout of a product model in our Commercial Auto business that began in 2011. This model, which expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer, is available in 41 states, including 10 states added in the third quarter 2012. We plan to continue the rollout to our remaining 8 Commercial Auto business states over the remainder of this year and into early 2013. We also offer our Commercial Auto customers general liability coverage in 49 states and workers’ compensation coverage in 14 states through our Progressive Commercial AdvantageSM program; these products are underwritten by four unaffiliated insurance companies.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2012	2011	2012	2011
WRITTEN PREMIUM PER POLICY
Personal Lines — auto	4%	0%	2%	(1)%
Commercial Auto	12%	7%	11%	4%

We started increasing rates in our personal auto business earlier this year, and continued to raise rates during the third quarter, as a result of rising claims costs driven primarily by increased severity. For our Commercial Auto business, the increase in written premium per policy reflects rate increases taken since the beginning of 2011 and continuing throughout the first nine months of 2012, as well as shifts in our mix of business to Florida and for-hire transportation, both of which have higher average premiums. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends. See below for additional discussion on written premium per policy for our Agency and Direct auto channels and our Commercial Auto business.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

	Growth Over Prior Year
	2012	2011
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	2%	2%
Special lines	0%	(2)%
Commercial Auto	1%	0%

The lengthening policy life expectancies in our personal auto business in part reflect our state and payment mix in our Agency business. Policy life expectancy for our special lines products and our Commercial Auto business remained relatively flat, compared to last year. Realizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and other retention initiatives for our customers.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$52.3	2.6%	$112.8	5.9%	$237.9	3.9%	$442.3	7.8%
Direct	105.9	6.7	52.0	3.6	193.2	4.1	248.4	5.7

Total Personal Lines	158.2	4.4	164.8	4.9	431.1	4.0	690.7	6.9
Commercial Auto	7.5	1.8	18.4	5.0	61.0	5.0	93.6	8.6
Other indemnity[1]	(.5)	NM	(2.5)	NM	(3.1)	NM	(3.1)	NM

Total underwriting operations	$165.2	4.1%	$180.7	4.8%	$489.0	4.1%	$781.2	7.0%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting margin for both the three and nine months ended September 30, 2012 was consistent with our long-term profitability target of at least 4%. On a year-over-year basis, our underwriting margin decreased 0.7 points and 2.9 points for the third quarter and first nine months of 2012, respectively. The decreases reflect changes in prior accident year reserve development and an increase in auto claims severity, as discussed in more detail below.

Further underwriting results for our Personal Lines business, including its channel components, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2012	2011	Change	2012	2011	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	77.2	73.5	3.7 pts.	75.4	71.3	4.1 pts.
Underwriting expense ratio	20.2	20.6	(.4) pts.	20.7	20.9	(.2) pts.

Combined ratio	97.4	94.1	3.3 pts.	96.1	92.2	3.9 pts.

Personal Lines—Direct
Loss & loss adjustment expense ratio	73.4	73.3	.1 pts.	73.8	71.4	2.4 pts.
Underwriting expense ratio	19.9	23.1	(3.2) pts.	22.1	22.9	(.8) pts.

Combined ratio	93.3	96.4	(3.1) pts.	95.9	94.3	1.6 pts.

Total Personal Lines
Loss & loss adjustment expense ratio	75.5	73.4	2.1 pts.	74.7	71.3	3.4 pts.
Underwriting expense ratio	20.1	21.7	(1.6) pts.	21.3	21.8	(.5) pts.

Combined ratio	95.6	95.1	.5 pts.	96.0	93.1	2.9 pts.

Commercial Auto
Loss & loss adjustment expense ratio	76.7	73.4	3.3 pts.	72.6	69.3	3.3 pts.
Underwriting expense ratio	21.5	21.6	(.1) pts.	22.4	22.1	.3 pts.

Combined ratio	98.2	95.0	3.2 pts.	95.0	91.4	3.6 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	75.7	73.5	2.2 pts.	74.5	71.2	3.3 pts.
Underwriting expense ratio	20.2	21.7	(1.5) pts.	21.4	21.8	(.4) pts.

Combined ratio	95.9	95.2	.7 pts.	95.9	93.0	2.9 pts.

Accident year loss & loss adjustment expense ratio[3]	76.4	75.4	1.0 pts.	74.2	73.2	1.0 pts.

[1]	Ratios are expressed as a percentage of net premiums earned.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.5 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, and $3.1 million for both the nine months ended September 30, 2012 and 2011; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time as our estimates of loss costs improve or deteriorate when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2012	2011	2012	2011
Change in net loss and LAE reserves	$153.3	$94.0	$452.1	$128.3
Paid losses and LAE	2,914.9	2,655.3	8,422.2	7,790.0

Total incurred losses and LAE	$3,068.2	$2,749.3	$8,874.3	$7,918.3

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

Our total loss and loss adjustment expense ratio increased 2.2 points and 3.3 points, respectively, for the three and nine month periods ended September 30, 2012, compared to the same periods in 2011. Less favorable reserve development in the third quarter 2012, compared to the third quarter 2011, contributed to the increase in the loss ratio for the quarter. Similarly, unfavorable development for the first nine months of 2012, compared to favorable development for the same period in 2011, contributed to the year-to-date increase in the total loss and loss adjustment expense ratio. On an accident year basis, our companywide loss and loss adjustment expense ratio increased 1.0 point for both the third quarter and year-to-date, compared to last year, primarily reflecting year-over-year increases in the severity of personal auto claims for all coverages except comprehensive. We have also seen an increase in both the frequency and severity of losses in our motorcycle product.

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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 4%-6% for both the three months and nine months ended September 30, 2012, compared to the prior year periods.

•

For the third quarter 2012, year-over-year increases in severity for most of our auto coverages were in the mid-single digits, with the exception of personal injury protection (“PIP”), which increased 2%.

•	For the first nine months of 2012, increases in severity in most of our auto coverages were about 5%, including bodily injury, PIP, property damage, and collision.

In response to the rising severity trends we experienced in 2012, we have raised rates in our personal auto business nearly 6% year-to-date through September 2012, in the aggregate; we implemented about 65 rate increases in 39 states in the second and third quarters of 2012. It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes, and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar year basis, was down slightly for the third quarter 2012, but remained relatively flat for the first nine months of 2012, compared to the same periods last year.

•

Frequency for our bodily injury coverage was up about 1% and 3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Despite the year-over-year increase, our bodily injury frequency levels are slightly lower than those experienced in 2010.

•	Frequency for our property damage coverage increased about 1% for both periods, compared to last year.

•	Frequency in our PIP coverage decreased almost 7% in the third quarter 2012, compared to last year, resulting in a year-to-date decline of about 2%.

•

On a year-over-year basis, frequency for our collision coverage was flat for the third quarter 2012, but was down about 4% for the first nine months, which is related to the mild winter weather experienced in the northern states in first quarter 2012.

We continue to closely monitor the changes in frequency, but the degree or direction of frequency change is not something that we are able to predict with any certainty. We will analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

We experienced severe weather conditions in several areas of the country during both 2012 and 2011. Despite the number of storms being relatively consistent between the years, the amount of losses incurred was lower in 2012. The following table shows catastrophe losses incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2012	2011	2012	2011
Catastrophe losses incurred	$52.4	$63.3	$175.8	$198.3

Increase to combined ratio	1.3 pts.	1.7 pts.	1.5 pts.	1.8 pts.

We continue to respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2012	2011	2012		2011
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$22.2	$36.8	$57.0		$129.3
Current accident year	(37.1)	4.5	(40.3)		29.3

Calendar year actuarial adjustment	$(14.9)	$41.3	$16.7		$158.6

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$22.2	$36.8	$57.0		$129.3
All other development	7.0	35.7	(94.9)		94.2

Total development	$29.2	$72.5	$(37.9)		$223.5

(Increase)/decrease to calendar year combined ratio	.7pts.	1.9pts.	(.3	)pts.	2.0pts.

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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first nine months of 2012, compared to favorable development for the same period in 2011.

Year-to-date 2012

•

The unfavorable prior year “all other development” was primarily attributable to accident year 2011 and, to a lesser extent, accident year 2010. The aggregate reserve development for accident years 2009 and prior was favorable, primarily reflecting actuarial adjustments based on our analysis of the carried reserves for that period.

•

Our Personal Lines and Commercial Auto businesses contributed almost equal amounts to the total unfavorable development; within our Personal Lines business, the Agency channel experienced unfavorable development, which was partially offset by favorable development in the Direct channel.

•

The Personal Lines development reflected unfavorable reserve development in our personal auto business, including IBNR reserves in the bodily injury and property damage coverages, reflecting more late emerging claims than expected, as well as higher severity on those late emerging claims in the property damage coverage. We also had unfavorable reserve development in Florida in our PIP coverage. In addition, our estimates of bodily injury severity for accident year 2011 increased about 3%, contributing to the total unfavorable development for 2012.

Year-to-date 2011

•	About 40% of the favorable prior year reserve development was attributable to accident year 2010, while the remainder was primarily related to accident years 2008 and prior.

•	Approximately 75% of our favorable reserve development was in our Personal Lines business, with our Agency and Direct channels contributing about 30% and 70%, respectively.

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

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on August 7, 2012.

Underwriting Expenses

Progressive’s other underwriting expenses and policy acquisition costs as a percentage of premiums earned decreased 1.5 points and 0.4 points for the third quarter 2012 and the first nine months of 2012, compared to the same periods last year. During the third quarter 2012, we reduced advertising expenses as we focused on rate adequacy. In addition, higher earned premium in 2012, compared to 2011, contributed to the improved expense ratio for both periods.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	9%	7%
Net premiums earned	8%	7%
Policies in force (at September 30)		5%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in the third quarter 2012 and in both the third quarter and first nine months of 2011, compared to 89% for the first nine months of 2012. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 91% and 90% of our total Personal Lines net premiums written in the third quarter and first nine months of 2012, respectively, compared to 90%, for both of the corresponding periods in 2011. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to September 30, 2011, policies in force grew 5% for auto and 4% for special lines products. In addition, on a year-over-year basis, for the third quarter and first nine months of 2012, net premiums written increased 9% and 8%, respectively, for auto, and net premiums written for our special lines products increased 5% and 3%, respectively, for the same periods.

Our total Personal Lines business generated combined ratios of 95.6 and 96.0 for the third quarter and first nine months of 2012, respectively, compared to 95.1 and 93.1, respectively, last year. In the third quarter 2012, 41 states and the District of Columbia were profitable, including 8 of our 10 largest states; 43 states and the District of Columbia were profitable year-to-date 2012, including 8 of 10 of our largest states. The special lines products had an unfavorable impact on the total Personal Lines combined ratio for the third quarter 2012 and 2011 of 1.5 points and 1.3 points, respectively, compared to a favorable effect of 0.2 points and 0.4 points for the first nine months of 2012 and 2011, respectively. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is higher during the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	8%	7%
Net premiums earned	7%	6%
Auto: policies in force (at September 30)		5%
new applications	(5)%	4%
renewal applications	6%	5%
written premium per policy	4%	2%
policy life expectancy (at September 30)		4%

The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for the third quarter 2012, we generated new Agency auto application growth in 22 states and the District of Columbia, including 3 of our top 10 Agency auto states. On a year-to-date basis, our Agency auto business had new application growth in 21 states and the District of Columbia, including 2 of our top 10 Agency auto states. The majority of our states did not see growth in new business applications, reflecting the rate increases taken during 2012. On a year-over-year basis, both new and renewal business written premium per policy increased 4% for the quarter and 2% for the first nine months of 2012. The increase in written premium per policy for both the third quarter and first nine months of 2012 primarily reflects rate increases taken in many states in the second and third quarters of 2012, as well as growth in some states that have higher written premium per policy. The increase in retention in our Agency auto business (measured by policy life expectancy) in part reflects changes in our state mix and payment mix.

On a year-over-year basis, we saw an increase in Agency auto quotes in both the third quarter and first nine months of 2012, reflecting solid increases in quoting on third-party comparative rating systems. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents, including efforts to make agent quoting and servicing available on tablet computers. Our Agency auto rate of conversion (i.e., converting a quote to a sale) experienced a significant decrease for the third quarter 2012, due in large part to the rate increases taken during the period. On a year-to-date basis, our Agency auto rate of conversion was relatively flat, compared to last year.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	10%	8%
Net premiums earned	8%	8%
Auto: policies in force (at September 30)		6%
new applications	(5)%	0%
renewal applications	8%	7%
written premium per policy	4%	2%
policy life expectancy (at September 30)		1%

The Direct business includes business written directly by Progressive online and over the phone. For the third quarter 2012, we experienced a year-over-year increase in new Direct auto applications in 19 states, including 3 of our top 10 Direct auto states. On a year-to-date basis, the Direct auto business had new application growth in 20 states, including 4 of our top 10 states. Similar to the Agency business, Direct auto applications are being impacted by the rate increases taken during the third quarter.

The increase in written premium per policy in the third quarter 2012 is primarily due to the rate increases taken during the quarter and growth in some of our higher average premium states. For both the quarter and year-to-date periods, written premium per policy on our new Direct auto business increased about 5%-6%, while it increased in the 1%-3% range for renewal business.

Direct business quotes decreased 6% and 5% for the third quarter and first nine months of 2012, respectively, driven by decreases in Internet quotes. Quotes generated via the phone were relatively flat for both the third quarter and first nine months of 2012. Overall, for the third quarter 2012, the Direct business conversion rate was relatively flat (slightly up for business generated via the Internet and slightly down for business generated over the phone) and for the first nine months had a modest increase (both Internet and phone conversion rates were up).

The underwriting expense ratio for our Direct business decreased 3.2 points and 0.8 points, for the third quarter and first nine months of 2012, respectively. During the third quarter 2012, we reduced our advertising spend as we focused on rate adequacy. Decreased advertising expenditures, as well as higher earned premium in the third quarter 2012, compared to the same period last year, were the primary contributors to the decrease in the underwriting expense ratio for the third quarter 2012. Despite decreased advertising expenditures in the third quarter, we remain focused on maintaining a well-respected brand and added to our inventory of television commercials and Internet advertising. We continue to use “Flo” and the “Superstore” to provide fresh and engaging messages, and have used a complementary campaign with the “Messenger” to supplement our advertising initiatives. In addition, during 2012, we have continued to invest in the infrastructure of both our mobile capabilities and our usage-based insurance products.

D. Commercial Auto

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	15%	15%
Net premiums earned	15%	12%
Policies in force (at September 30)		2%
New applications	(1)%	5%
Renewal applications	3%	0%
Written premium per policy	12%	11%
Policy life expectancy (at September 30)		1%

Progressive’s Commercial Auto business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring three or fewer vehicles. For the third quarter and first nine months of 2012, our Commercial Auto business represented 10% and 11%, respectively, of our total net premiums written, compared to 10% for both periods in 2011. This business is primarily distributed through independent agents and operates in the following business market targets:

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

Our Commercial Auto business generated double digit growth in net premiums written for both the third quarter and first nine months of 2012, compared to last year, continuing the growth we began to see in the second half of 2011. The growth in net premiums written for the third quarter and year-to-date 2012 was driven by significant increases in written premium per policy in the third quarter and first nine months of 2012. We have been increasing rates in our Commercial Auto business since the beginning of 2011 and into 2012. In addition, we have experienced growth in Florida and a shift to more for-hire transportation business, both of which have higher average premiums.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, which include the run-off of our professional liability businesses. As of April 30, 2012, we are no longer writing any new professional liability business; the business written for these products during 2012 and 2011 is 100% reinsured.

F. Service Businesses

Our service businesses, which represent less than 1% of our total revenues and do not have a material financial effect on our overall operations, primarily include:

•

Commercial Auto Insurance Procedures/Plans (CAIP)—We are the only servicing carrier on a nationwide basis for CAIP, which are state-supervised plans servicing the involuntary market. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies.

•	Commission-Based Businesses—We have two commission-based service businesses.

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

We also currently offer our Commercial Auto customers the ability to package their auto coverage with other commercial coverages that are underwritten by four unaffiliated insurance companies or placed with other companies through an unaffiliated agency under our Progressive Commercial Advantage program. This program offers general liability coverage in 49 states and workers’ compensation coverage in 14 states as of September 30, 2012. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining the program.

Our service businesses generated an operating profit of $0.3 million and $0.6 million for the third quarter and first nine months of 2012, respectively, compared to an operating profit of $0.5 million and $2.9 million, respectively, for the same periods last year.

G. Income Taxes

As reported in the balance sheets, income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2012 and 2011, and at December 31, 2011, our income taxes were in a net asset position.

Our net deferred tax asset was $105.3 million at September 30, 2012, compared to $306.5 million at September 30, 2011, and $196.0 million at December 31, 2011. The decrease in our net deferred tax asset since September 30, 2011 and December 31, 2011 is primarily due to the increase in unrealized gains that occurred in our investment portfolio. At September 30, 2012 and 2011, and at December 31, 2011, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There were no material changes in our uncertain tax positions during the quarter ended September 30, 2012.

IV. RESULTS OF OPERATIONS—INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2012
Fixed maturities	$12,295.2	71.6%	2.3	AA-
Nonredeemable preferred stocks	848.4	4.9	1.0	BB+
Short-term investments—other	2,394.1	13.9	<.1	AA+

Total fixed-income securities	15,537.7	90.4	1.9	AA-
Common equities	1,639.2	9.6	na	na

Total portfolio[2,3]	$17,176.9	100.0%	1.9	AA-

September 30, 2011
Fixed maturities	$11,815.6	73.9%	2.0	AA
Nonredeemable preferred stocks	873.0	5.5	.9	BBB-
Short-term investments—other	1,699.7	10.6	<.1	AAA-

Total fixed-income securities	14,388.3	90.0	1.7	AA-
Common equities	1,599.5	10.0	na	na

Total portfolio[2,3]	$15,987.8	100.0%	1.7	AA-

December 31, 2011
Fixed maturities	$11,759.3	73.6%	2.1	AA-
Nonredeemable preferred stocks	806.3	5.1	1.1	BBB-
Short-term investments—other	1,551.8	9.7	<.1	AA+

Total fixed-income securities	14,117.4	88.4	1.9	AA-
Common equities	1,845.6	11.6	na	na

Total portfolio[2,3]	$15,963.0	100.0%	1.9	AA-

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

[2]

At September 30, 2012, we had $32.4 million of net unsettled security transactions included in other assets, compared to $60.5 million and $46.9 million at September 30, 2011 and December 31, 2011, respectively.

[3]

The total fair value of the portfolio at September 30, 2012 and 2011, and December 31, 2011 included $1.6 billion, $1.7 billion, and $2.0 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities, as defined in the Overview – Investments and Capital Management section and as reflected in the following tables. We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following tables show the composition of our Group I and Group II securities at September 30, 2012 and 2011, and December 31, 2011:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2012
Group I securities:
Non-investment-grade fixed maturities	$413.3	2.4%
Redeemable preferred stocks[1]	267.6	1.6
Nonredeemable preferred stocks	848.4	4.9
Common equities	1,639.2	9.6

Total Group I securities	3,168.5	18.5
Group II securities:
Other fixed maturities[2]	11,614.3	67.6
Short-term investments - other	2,394.1	13.9

Total Group II securities	14,008.4	81.5

Total portfolio	$17,176.9	100.0%

September 30, 2011
Group I securities:
Non-investment-grade fixed maturities	$408.6	2.6%
Redeemable preferred stocks[1]	319.8	2.0
Nonredeemable preferred stocks	873.0	5.5
Common equities	1,599.5	10.0

Total Group I securities	3,200.9	20.1
Group II securities:
Other fixed maturities[2]	11,087.2	69.3
Short-term investments - other	1,699.7	10.6

Total Group II securities	12,786.9	79.9

Total portfolio	$15,987.8	100.0%

December 31, 2011
Group I securities:
Non-investment-grade fixed maturities	$384.4	2.4%
Redeemable preferred stocks[1]	287.8	1.8
Nonredeemable preferred stocks	806.3	5.1
Common equities	1,845.6	11.6

Total Group I securities	3,324.1	20.9
Group II securities:
Other fixed maturities[2]	11,087.1	69.4
Short-term investments - other	1,551.8	9.7

Total Group II securities	12,638.9	79.1

Total portfolio	$15,963.0	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $154.6 million, $205.6 million, and $201.7 million at September 30, 2012 and 2011, and December 31, 2011, respectively.
[2]

Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $113.0 million, $114.2 million, and $86.1 million at September 30, 2012 and 2011, and December 31, 2011, respectively.

Unrealized Gains and Losses

As of September 30, 2012, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,379.4 million, compared to $870.6 million and $1,050.5 million at September 30, 2011 and December 31, 2011, respectively.

The net unrealized gains in our fixed-income portfolio increased $179.1 million and $205.8 million since September 30, 2011 and December 31, 2011, respectively, reflecting a material narrowing of credit spreads (i.e., a decrease in the risk premium paid above the comparable Treasury rate) as well as somewhat lower interest rates for both periods. The net unrealized gains in our common stock portfolio increased $329.7 million and $123.1 million over the same time periods, reflecting positive returns in the broad equity market. The increase since year end is net of $136.5 million of realized gains, which were primarily generated from common stock sales during the third quarter 2012.

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

The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

	September 30, 2012		September 30, 2011		December 31, 2011
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$13,880.6	94.5%	$12,719.5	94.1%	$12,539.3	94.2%
Long term	91.8	.6	44.8	.3	55.7	.4
Non-investment-grade fixed maturities[2]	716.9	4.9	751.0	5.6	716.1	5.4

Total	$14,689.3	100.0%	$13,515.3	100.0%	$13,311.1	100.0%

[1]

Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.

[2]	Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by the lowest rating from a nationally recognized rating agency.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at September 30, 2012, compared to 1.7 years at September 30, 2011 and 1.9 years at December 31, 2011. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2012	September 30, 2011	December 31, 2011
1 year	24.9%	21.0%	22.6%
2 years	16.2	19.6	22.3
3 years	30.1	28.7	31.5
5 years	24.2	27.6	20.8
10 years	4.6	3.1	2.8

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by nationally recognized rating agencies.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2012	September 30, 2011	December 31, 2011
AAA	56.1%	56.6%	53.6%
AA	13.7	12.0	13.4
A	4.7	7.7	5.1
BBB	18.6	16.6	21.3
Non-rated/other	6.9	7.1	6.6

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At September 30, 2012, we were within all of the constraints described above.

We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first nine months of 2012, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities on the first call date, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such initial call date (extension risk). After the call date, the coupons on most of these securities convert from a fixed-rate coupon to a variable-rate coupon. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly to a credit spread premium that was fixed when the security was first issued. Many of these securities have a minimum or floor coupon that is currently in effect. Extension risk on holding this security is limited to the credit risk premium being below that of a new similar security since the benchmark variable rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. One nonredeemable preferred stock had its first call date during the third quarter of 2012; this security was not called.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of September 30, 2012, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. As of September 30, 2012 and 2011 and December 31, 2011, we held $5.9 billion, $4.8 billion, and $4.5 billion, respectively, of U.S. Treasury and short-term securities. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.4 billion, or 4%, and $1.5 billion, or 16%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2012 and all of 2013, respectively. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2012:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$985.0	1.5
Two to five years	2,398.5	3.6
Five to nine years	160.5	5.7

Total U.S. Treasury Notes	3,544.0	3.1

Interest Rate Swaps
Two to five years ($900 notional value)	0	(3.9)
Five to nine years ($363 notional value)	0	(6.3)

Total interest rate swaps ($1,263 notional value)	0	(4.6)

Total U.S. government obligations	$3,544.0	1.5

The interest rate swap positions show a fair value of zero as they are in an overall liability position of $101.6 million, which is fully funded through collateral payments to the counterparty; the liability is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
September 30, 2012
Prime collateralized mortgage obligations	$189.0	$5.3	5.3%	2.0	A-
Alt-A collateralized mortgage obligations	41.5	2.5	1.1	1.6	BBB+

Subtotal collateralized mortgage obligations	230.5	7.8	6.4	1.9	A-

Commercial mortgage-backed securities	1,883.1	77.7	52.5	2.6	AA+
Commercial mortgage-backed securities: interest-only	204.5	11.7	5.7	2.0	AAA-

Subtotal commercial mortgage-backed securities	2,087.6	89.4	58.2	2.6	AA+

Other asset-backed securities:
Automobile	563.0	7.0	15.7	1.2	AAA
Credit card	91.3	3.3	2.5	1.6	AAA
Home equity (sub-prime bonds)	178.2	1.4	5.0	<.1	BBB+
Other[1]	438.0	4.1	12.2	.9	AAA-

Subtotal other asset-backed securities	1,270.5	15.8	35.4	.8	AA+

Total asset-backed securities	$3,588.6	$113.0	100.0%	1.9	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
September 30, 2011
Prime collateralized mortgage obligations	$244.1	$(9.1)	6.8%	1.3	A
Alt-A collateralized mortgage obligations	44.8	.8	1.3	1.3	A-

Subtotal collateralized mortgage obligations	288.9	(8.3)	8.1	1.3	A-

Commercial mortgage-backed securities	1,568.9	25.7	43.8	2.5	AA+
Commercial mortgage-backed securities: interest-only	290.8	7.8	8.1	1.3	AAA-

Subtotal commercial mortgage-backed securities	1,859.7	33.5	51.9	2.3	AA+

Other asset-backed securities:
Automobile	710.3	7.4	19.8	1.4	AAA
Credit card	157.9	4.6	4.4	1.5	AAA
Home equity (sub-prime bonds)	155.3	(18.8)	4.3	<.1	A-
Other[1]	411.5	1.5	11.5	1.2	AAA-

Subtotal other asset-backed securities	1,435.0	(5.3)	40.0	1.2	AAA-

Total asset-backed securities	$3,583.6	$19.9	100.0%	1.8	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset-Backed Securities	Duration (years)	Rating (at period end)
December 31, 2011
Prime collateralized mortgage obligations	$228.6	$(9.6)	6.5%	1.2	A
Alt-A collateralized mortgage obligations	43.2	.9	1.2	2.1	A-

Subtotal collateralized mortgage obligations	271.8	(8.7)	7.7	1.3	A-

Commercial mortgage-backed securities	1,595.7	39.8	45.3	2.4	AA+
Commercial mortgage-backed securities: interest-only	280.9	7.0	8.0	1.6	AAA-

Subtotal commercial mortgage-backed securities	1,876.6	46.8	53.3	2.2	AA+

Other asset-backed securities:
Automobile	682.6	5.1	19.4	1.3	AAA
Credit card	157.2	4.0	4.4	1.4	AAA
Home equity (sub-prime bonds)	155.1	(17.3)	4.4	<.1	A-
Other[1]	380.8	.9	10.8	1.1	AAA-

Subtotal other asset-backed securities	1,375.7	(7.3)	39.0	1.1	AAA-

Total asset-backed securities	$3,524.1	$30.8	100.0%	1.7	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

Substantially all of the asset-backed securities have widely available market quotes. As of September 30, 2012, approximately 6% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, short-maturity, fixed-income securities, we continue to purchase investment-grade structured securities, primarily in the commercial mortgage-backed markets. These investments typically have a short/intermediate maturity profile, and have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we realized $0.4 million and $1.5 million of OTTI losses during the third quarter and first nine months of 2012, respectively, compared to $0.3 million and $3.5 million during the third quarter and first nine months of 2011, respectively.

Collateralized Mortgage Obligations At September 30, 2012, 6.4% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the third quarter and first nine months of 2012, we recorded $0 and $0.8 million, respectively, of credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections, including $0.1 million of Alt-A securities during 2012. During the third quarter and first nine months of 2011, we recorded $0.1 million and $2.7 million, respectively, of write-downs. We did not have any write-downs on Alt-A securities during 2011. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at September 30, 2012 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2012)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade/Non-rated	Total	% of Collateralized Mortgage Obligations
Non-agency prime	$62.0	$7.6	$15.6	$11.5	$78.4	$175.1	76.0%
Alt-A	.5	20.2	2.3	0	18.5	41.5	18.0
Government/GSE[1]	9.1	2.1	0	0	2.7	13.9	6.0

Total fair value	$71.6	$29.9	$17.9	$11.5	$99.6	$230.5	100.0%

Increase (decrease) in value	2.1%	2.5%	(1.5)%	(.3)%	6.3%	3.5%

[1]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Commercial Mortgage-Backed Securities At September 30, 2012, 52.5% of our asset-backed securities were commercial mortgage-backed securities (CMBS) and 5.7% were CMBS interest-only securities (IO). During the three months and nine months ended September 30, 2012, we recorded $0 and $0.1 million in write-downs on our IO portfolio, respectively, compared to $0 and $0.6 million during the three and nine months ended September 30, 2011, respectively. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2012)
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade/Non-rated	Total	% of Total Exposure
CMBS	$1,403.7	$201.9	$116.4	$131.5	$29.6	$1,883.1	90.2%
IO	189.8	7.0	0	.3	7.4	204.5	9.8

Total fair value	$1,593.5	$208.9	$116.4	$131.8	$37.0	$2,087.6	100.0%

% of Total fair value	76.3%	10.0%	5.6%	6.3%	1.8%	100.0%

The CMBS portfolio contained 8.6% of securities that are rated BBB or lower, with a net unrealized gain of $13.0 million at September 30, 2012, and an average duration of 1.0 year, compared to 2.6 years for the entire CMBS portfolio. The BBB and non-investment-grade exposure includes $80.6 million of cell tower securitizations; all of these bonds have a single borrower, are backed by a cross-collateralized pool of cell towers throughout the U.S., and have significant net cash flow relative to their interest payments. Approximately 17.5% of our CMBS portfolio was originated from 2005 to 2007, a period in which the CMBS market saw more aggressive underwriting, as reflected in the table below:

CMBS Portfolio (at September 30, 2012)
($ in millions) Vintage	Agency	Cell Tower	Multi- Borrower	Single- Borrower	Total
1997	$0	$0	$22.5	$0	$22.5
2001	0	0	.8	0	.8
2002	0	0	30.0	0	30.0
2003	0	0	283.4	0	283.4
2004	0	0	276.2	0	276.2
2005	0	0	178.2	10.6	188.8
2006	0	0	9.0	0	9.0
2007	0	80.6	0	50.6	131.2
2009	0	0	0	38.0	38.0
2010	12.3	0	47.3	66.3	125.9
2011	0	0	342.5	66.3	408.8
2012	0	0	159.8	208.7	368.5

Total	$12.3	$80.6	$1,349.7	$440.5	$1,883.1

Planned amortization class IOs comprised 43.1% of our $204.5 million IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of $103.3 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

Home-Equity Securities At September 30, 2012, 5.0% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the three and nine months ended September 30, 2012, we recorded $0.4 million and $0.6 million, respectively, in write-downs, compared to $0.2 million for both the three and nine months ended September 30, 2011. The following table shows the credit quality rating of our home-equity securities, by deal origination year, along with a comparison of the fair value at September 30, 2012, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at September 30, 2012)
($ in millions) Rating (date acquired)	Deal Origination Year				Total	% of Home- Equity
	2007	2006	2005	2004		Securities
AAA (January 2008-February 2011)	$0	$0	$29.5	$0	$29.5	16.6%
AA (February 2008-April 2010)	0	0	8.2	3.1	11.3	6.3
A (March 2008- January 2012)	0	18.9	19.0	0	37.9	21.3
BBB (March 2008-May 2012)	0	2.0	0	10.3	12.3	6.9
Non-investment grade (March 2007-March 2012)	.2	32.6	43.7	10.7	87.2	48.9

Total	$.2	$53.5	$100.4	$24.1	$178.2	100.0%

Increase (decrease) in value	(21.9)%	10.2%	(4.6)%	5.8%	.8%

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at September 30, 2012 and 2011 and December 31, 2011, were $1,959.5 million, $1,985.9 million, and $2,002.1 million, respectively, of state and local government obligations. These securities had a duration of 2.9 years and an overall credit quality rating of AA+ (excluding the benefit of credit support from bond insurance) at September 30, 2012, compared to 2.4 years and AA+ at September 30, 2011, and 2.6 years and AA+ at December 31, 2011. These securities had a net unrealized gain of $60.6 million at September 30, 2012, compared to $55.3 million and $63.5 million at September 30, 2011 and December 31, 2011, respectively. During the three and nine months ended September 30, 2012 and 2011, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at September 30, 2012, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2012)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$266.7	$619.9	$886.6
AA	437.6	551.5	989.1
A	33.8	11.1	44.9
BBB	0	33.5	33.5
Non-investment grade/non-rated	0	5.4	5.4

Total	$738.1	$1,221.4	$1,959.5

Included in revenue bonds were $885.2 million of single family housing revenue bonds issued by state housing finance agencies, of which $433.7 million were supported by individual mortgages held by the state housing finance agencies and $451.5 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 30% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 70% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 8%, or $147.9 million, of our total municipal securities were insured general obligation ($108.8 million) or revenue bonds ($39.1 million), with an overall credit quality rating of AA- at September 30, 2012, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $7.0 million at September 30, 2012, compared to $10.7 million and $9.2 million at September 30, 2011 and December 31, 2011, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at September 30, 2012 and 2011 and December 31, 2011, were $2,822.5 million, $2,761.4 million, and $2,896.2 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.3 years at September 30, 2012 and 2011, compared to 3.2 years at December 31, 2011; the overall credit quality rating was BBB for all three periods. At September 30, 2012 and 2011, and December 31, 2011, these securities had net unrealized gains of $128.4 million, $76.0 million, and $87.8 million, respectively. We did not have any write-downs during the nine months ended September 30, 2012 or 2011. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at September 30, 2012)
Sector	AA	A	BBB	Non- Investment Grade/Non-rated	% of Corporate Securities
Consumer	0%	1.5%	27.7%	4.5%	33.7%
Industrial	0	3.7	15.3	6.1	25.1
Communications	0	0	12.6	.5	13.1
Financial Services	2.7	6.7	6.9	0	16.3
Technology	0	2.5	0	0	2.5
Basic Materials	0	0	4.3	.8	5.1
Energy	0	1.3	2.9	0	4.2

Total	2.7%	15.7%	69.7%	11.9%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2012, we held $380.6 million in redeemable preferred stocks and $848.4 million in nonredeemable preferred stocks, compared to $434.0 million and $873.0 million, respectively, at September 30, 2011 and $373.9 million and $806.3 million, respectively, at December 31, 2011.

At September 30, 2012 and 2011, and December 31, 2011, our preferred stock portfolio had net unrealized gains of $429.4 million, $382.4 million, and $333.5 million, respectively. We did not have any write-downs during the nine months ended September 30, 2012 or 2011.

Our preferred stock portfolio had a duration of 1.5 years, which reflects the portfolio’s exposure to changes in interest rates, at September 30, 2012 and 2011, compared to 1.6 years at December 31, 2011. The overall credit quality rating was BB+ at September 30, 2012, compared to BBB- at both September 30, 2011 and December 31, 2011. Approximately 30% of our preferred stock securities are fixed-rate securities and 70% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at September 30, 2012)
Sector	A	BBB	Non-Investment Grade/Non-Rated	% of Preferred Stock Portfolio
Financial Services
U.S. banks	1.6%	35.2%	17.7%	54.5%
Foreign banks	0	0	3.3	3.3
Insurance holdings	0	9.4	8.0	17.4
Other financial institutions	0	0	2.4	2.4

Total financial services	1.6	44.6	31.4	77.6
Industrials	0	5.5	9.1	14.6
Utilities	0	7.8	0	7.8

Total	1.6%	57.9%	40.5%	100.0%

Approximately 60% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of all our non-investment-grade preferred stock holdings maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	September 30, 2012		September 30, 2011		December 31, 2011
Common stocks	$1,627.2	99.3%	$1,587.7	99.3%	$1,834.1	99.4%
Other equity-like investments	12.0	.7	11.8	.7	11.5	.6

Total common equities	$1,639.2	100.0%	$1,599.5	100.0%	$1,845.6	100.0%

At September 30, 2012, 9.6% of the total investment portfolio was in common equities, compared to 10.0% at September 30, 2011 and 11.6% at December 31, 2011. Our indexed common stock portfolio, which makes up 88.3% of our September 30, 2012 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 691 out of 989, or 70%, of the common stocks comprising the Russell 1000 Index at September 30, 2012, which made up 90% of the total market capitalization of the index. During the third quarter, we reduced our indexed portfolio by $580.0 million to reduce our overall risk profile in the portfolio.

The remaining 11.7% reflects our decision to invest in common stocks on an actively managed basis. We have two external investment managers who have the authority to invest up to $250 million in common stocks, including one manager selected during the third quarter 2012 with $100 million of authorization. At September 30, 2012, the fair value of the actively managed portfolio was $189.9 million, compared to a cost basis of $173.6 million; neither manager has fully deployed their allocated funds into common stock investments.

We recorded $5.2 million in write-downs on our common equities for the nine months ended September 30, 2012, compared to $1.5 million for the same period in 2011. We had no write-downs on our common equities during the third quarter 2012, compared to $1.1 million for the third quarter 2011.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended		Nine Months Ended
(millions)	Date			September 30,		September 30,		September 30,
Term	Effective	Maturity	Coupon	2012	2011	2012	2011	2012	2011
Open:
5-year	05/2011	05/2016	Receive variable	$400	$400	$(3.9)	$(16.4)	$(10.5)	$(18.2)
5-year	08/2011	08/2016	Receive variable	500	500	(5.2)	(6.3)	(13.8)	(6.3)
9-year	12/2009	01/2019	Receive variable	363	613	(6.8)	(49.7)	(18.4)	(69.3)

Total open positions						$(15.9)	$(72.4)	$(42.7)	$(93.8)

Closed:

9-year	NA	NA	Receive variable	$0	$100	$0	$0	$0	$.5

Total interest rate swaps						$(15.9)	$(72.4)	$(42.7)	$(93.3)

NA = Not Applicable

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity:

						Net Realized Gains (Losses)
			Bought	Notional Value		Three Months Ended		Nine Months Ended
(millions)	Date		or Sold	September 30,		September 30,		September 30,
Term	Effective	Maturity	Protection	2012	2011	2012	2011	2012	2011
Open:
5-year[1]	09/2008	09/2013	Bought	$25	$25	$(.4)	$.5	$(.7)	$(.1)
Closed:
Corporate swap	NA	NA	Sold	0	10	$0	$(.1)	$0	$.2
Treasury Note[2]	NA	NA		0	10	0	.2	0	.3

Total closed positions						$0	$.1	$0	$.5

Total corporate swaps						$(.4)	$.6	$(.7)	$.4

NA = Not Applicable
[1] Financial services sector, see Note 2—Investments for details.
[2] Used to replicate a long corporate bond position.

CASH FLOW HEDGES

During the third quarter and first nine months of 2012, and the second half of 2011, we repurchased, in the open market, $0.5 million, $30.9 million, and $15.0 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased, we reclassified $0, $0.6 million, and $0.3 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

During the third quarter 2011, we issued $500 million of 3.75% Senior Notes due 2021 and entered into a forecasted debt issuance hedge (cash flow hedge) against a possible rise in interest rates (see Note – 4 Debt for further discussion). Upon issuance of the 3.75% Senior Notes, the hedge was closed and we recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $5.1 million.

B. Investment Results

We reported the following investment results for the periods ended September 30:

	Three Months		Nine Months
	2012	2011	2012	2011
Pretax recurring investment book yield	2.8%	3.2%	3.0%	3.3%
Weighted average FTE book yield	3.1%	3.5%	3.3%	3.6%
FTE total return:
Fixed-income securities	1.8%	(.6)%	4.7%	2.3%
Common stocks	6.5%	(14.4)%	16.2%	(8.6)%
Total portfolio	2.3%	(2.2)%	6.0%	1.0%

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 7% for both the third quarter and the first nine months of 2012, compared to the same periods last year. The reduction is primarily the result of a decrease in investment yields, partially offset by an increase in average assets.

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

A further break-down of our FTE total returns for our fixed-income securities, excluding short-term investments but including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2012	2011	2012	2011
U.S. Treasury Notes	.1%	.1%	(.3)%	2.6%
Municipal bonds	1.6%	1.8%	3.9%	5.2%
Corporate bonds	2.4%	.7%	6.2%	4.0%
Commercial mortgage-backed securities	2.2%	(.1)%	6.0%	2.0%
Collateralized mortgage obligations	3.1%	(.1)%	9.5%	0%
Asset-backed securities	1.5%	.1%	3.3%	1.0%
Preferred stocks	8.0%	(9.8)%	20.0%	(1.8)%

Investment expenses were $11.3 million for the first nine months of 2012, compared to $10.6 million for the same period last year. The increase partially reflects fees related to our external investment manager who was selected during the fourth quarter 2011. In 2011, expenses included $1.0 million related to the issuance of our 3.75% Senior Notes (See Note 4 – Debt for further discussion).

Interest expense for the first nine months of 2012 was $93.2 million, compared to $96.4 million for the same period last year. The decrease reflects lower interest expense due to the retirement of $350 million of our 6.375% Senior Notes at maturity in January 2012, partially offset by additional expense incurred following the issuance of $500 million of our 3.75% Senior Notes in August 2011 (See Note 4 – Debt for further discussion).

Realized Gains/Losses

The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2012	2011	2012	2011
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$.2	$11.3	$9.8	$46.2
State and local government obligations	0	0	12.1	3.5
Corporate and other debt securities	23.0	3.9	49.1	21.3
Residential mortgage-backed securities	.6	1.5	.6	1.9
Commercial mortgage-backed securities	9.5	0	14.0	0
Other asset-backed securities	.9	1.1	.9	2.1
Redeemable preferred stocks	.1	0	.5	3.4

Total fixed maturities	34.3	17.8	87.0	78.4
Equity securities:
Nonredeemable preferred stocks	20.6	6.4	57.5	101.3
Common equities	153.5	2.0	163.5	9.9

Subtotal gross realized gains on security sales	208.4	26.2	308.0	189.6

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(.5)	0	(1.4)	(9.3)
Corporate and other debt securities	(.6)	0	(.6)	(3.4)
Redeemable preferred stocks	(.3)	0	(.3)	(2.2)

Total fixed maturities	(1.4)	0	(2.3)	(14.9)
Equity securities:
Nonredeemable preferred stocks	(1.1)	0	(1.1)	0
Common equities	(22.5)	0	(27.0)	(6.1)

Subtotal gross realized losses on security sales	(25.0)	0	(30.4)	(21.0)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	(.3)	11.3	8.4	36.9
State and local government obligations	0	0	12.1	3.5
Corporate and other debt securities	22.4	3.9	48.5	17.9
Residential mortgage-backed securities	.6	1.5	.6	1.9
Commercial mortgage-backed securities	9.5	0	14.0	0
Other asset-backed securities	.9	1.1	.9	2.1
Redeemable preferred stocks	(.2)	0	.2	1.2

Total fixed maturities	32.9	17.8	84.7	63.5
Equity securities:
Nonredeemable preferred stocks	19.5	6.4	56.4	101.3
Common equities	131.0	2.0	136.5	3.8

Subtotal net realized gains (losses) on security sales	183.4	26.2	277.6	168.6

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.4)	(.3)	(1.4)	(2.9)
Commercial mortgage-backed securities	0	0	(.1)	(.6)

Total fixed maturities	(.4)	(.3)	(1.5)	(3.5)
Equity securities:
Common equities	0	(1.1)	(.7)	(1.2)

Subtotal other-than-temporary impairment losses	(.4)	(1.4)	(2.2)	(4.7)

Net holding period gains (losses)
Hybrid securities	5.2	(5.9)	12.1	1.8
Derivative instruments	(16.3)	(71.5)	(42.8)	(92.6)

Subtotal net holding period gains (losses)	(11.1)	(77.4)	(30.7)	(90.8)

Total net realized gains (losses) on securities	$171.9	$(52.6)	$244.7	$73.1

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

For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary if we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments, prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions by the earlier of (i) when we are able to objectively determine that the loss is other-than-temporary, or (ii) when the security has been in such a loss position for three consecutive quarters.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2012
Residential mortgage-backed securities	$.4	$0	$.4	$1.4	$0	$1.4
Commercial mortgage-backed securities	0	0	0	.1	0	.1

Total fixed-income securities	.4	0	.4	1.5	0	1.5
Common equities	0	0	0	5.2	(4.5)	.7

Total portfolio	$.4	$0	$.4	$6.7	$(4.5)	$2.2

2011

Residential mortgage-backed securities	$.3	$0	$.3	$2.9	$0	$2.9
Commercial mortgage-backed securities	0	0	0	.6	0	.6

Total fixed-income securities	.3	0	.3	3.5	0	3.5
Common equities	1.1	0	1.1	1.5	(.3)	1.2

Total portfolio	$1.4	$0	$1.4	$5.0	$(.3)	$4.7

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2012, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross	Decline of Investment Value
(millions)	Fair Value	Unrealized Losses	>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$221.5	$1.4	$.1	$0	$0	$0
Unrealized loss for 12 months or greater	365.2	27.8	14.7	8.3	4.0	4.0

Total	$586.7	$29.2	$14.8	$8.3	$4.0	$4.0

Common Equity:
Unrealized loss for less than 12 months	$54.4	$3.4	$1.2	$.5	$.1	$.1
Unrealized loss for 12 months or greater	26.4	2.7	.5	.1	0	0

Total	$80.8	$6.1	$1.7	$.6	$.1	$.1

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

We earned income of $0.3 million and $0.6 million on these reverse repurchase transactions for the three and nine months ended September 30, 2012, respectively, compared to less than $0.1 million and $0.3 million for the same periods in 2011. We had $798.1 million of open reverse repurchase commitments with two counterparties at September 30, 2012, compared to $549.5 million with two counterparties at September 30, 2011, and $384.2 million open with two counterparties at December 31, 2011. For the nine months ended September 30, 2012, our largest outstanding balance of reverse repurchase commitments was $1,245.1 million, which was open for one day; the average daily balance of reverse repurchase commitments was $768.2 million.

Additionally, during the first half of 2012 and 2011, we entered into repurchase commitment transactions for periods of 25 days and 10 days, respectively; we did not enter into any repurchase commitment transactions during the third quarter 2012 or 2011. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper with a maturity matching the repurchase transaction issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at September 30, 2012 and 2011 or December 31, 2011. During the first half of 2012, the largest outstanding balance was $145.1 million, which was open for one day; the average daily balance of these repurchase commitments was $144.2 million. We earned income of less than $0.1 million on these transactions during the periods they were open in 2012 and 2011, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.9 years at both September 30, 2012 and December 31, 2011. The weighted average beta of the equity portfolio was 1.01 for both September 30, 2012 and December 31, 2011. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2012 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	2,302,597	$19.85	30,631,173	44,368,827
August	2,100,000	19.76	32,731,173	42,268,827
September	0	0	32,731,173	42,268,827

Total	4,402,597	$19.80

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the first nine months of 2012, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2012 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index beginning on page 59.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 1, 2012	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith