Form 10-K
period 2012-12-31
PROGRESSIVE CORP/OH/
filed 2013-02-26
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012: $11,552,341,405

The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2013: 603,919,706

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2013, and the Annual Report to Shareholders for the year ended December 31, 2012, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

INTRODUCTION

Portions of the information included in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2013 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2012 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2013 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.

PART I

ITEM 1.	BUSINESS

(a) General Development of Business

The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 54 subsidiaries, 1 mutual insurance company affiliate, and 1 limited partnership investment affiliate. Our insurance subsidiaries and mutual insurance company affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries and limited partnership investment affiliate generally support our insurance and investment operations. We operate our businesses throughout the United States and sell personal auto insurance on an Internet-only basis in Australia.

(b) Financial Information About Segments

Incorporated by reference from Note 10 - Segment Information in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(c) Narrative Description of Business

We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $16.4 billion in 2012, compared to $15.1 billion in 2011 and $14.5 billion in 2010. Our combined ratio, which we calculate by dividing the sum of our loss and loss adjustment expenses, policy acquisition costs, and other underwriting expenses, net of fees and other revenues, by our net premiums earned, was 95.6 in 2012, 93.0 in 2011, and 92.4 in 2010.

Organization

Auto insurance differs greatly by community because legal requirements and decisions vary by state and because, among other factors, traffic, law enforcement, cultural attitudes, insurance agents, medical services, and auto repair services vary by community. To respond to these local differences, we are organized as follows:

•

Personal Lines – A Group President manages our Personal Lines business, which includes insurance for personal autos and special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items):

•

We currently write personal auto insurance in all 50 of the United States, the District of Columbia, and on an Internet-only basis in Australia. Our personal auto management group is organized by state into four geographic regions in the United States, plus a region for Australia. Each region is led by a general manager. We have a separate manager for our California Agency organization.

•	We write the majority of our special lines products in all 50 states. Our special lines management group is organized by product and led by a general manager.

•

Commercial Auto – A Group President manages our Commercial Auto business, which offers products in 49 states; we do not currently write Commercial Auto in Hawaii or the District of Columbia. The Commercial Auto business is organized by state, with product managers responsible for local implementation. These state-level managers are led by two regional directors who report to a general manager.

•

Claims – A Group President manages our Claims business function, which is organized into four groups. Three of the groups are based on geographic region, and one is a countrywide group that provides various claims-related services, including catastrophe response and special investigations. Each group is headed by a general manager, and each handles both Personal Lines and Commercial Auto claims.

Our customer service groups, located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Tempe, Arizona; and Colorado Springs, Colorado, support our policy servicing, agency distribution, claims, and direct sales operations.

Our executive management team sets policies and makes key strategic decisions. This team includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer, as well as our three Group Presidents (discussed above). The Group Presidents are responsible for the development and management of our product offerings and customer service processes that are tailored to the unique characteristics and purchasing preferences of customers who shop for and select our insurance products.

Personal Lines

Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. The Personal Lines business accounted for approximately 90% of total net premiums written during each of the last three years. Our strategy is to be a competitively priced provider of a full line of auto insurance products with distinctive service, distributed through whichever channel the customer prefers. Volume potential is driven by our price competitiveness, brand recognition, service quality, and the actions of our competitors, among other factors. See “Competitive Factors” on page 5 of this report for further discussion.

We ranked fourth in market share in the U.S. private passenger auto market for 2011 based on net premiums written and believe that we held that position for 2012. There are approximately 340 competitors in this market. Progressive and the other leading 13 private passenger auto insurers, each of which writes over $2.0 billion of premiums, comprise about 75% of this market. For 2011, the industry net premiums written for private passenger auto insurance in the United States was $163.0 billion, and our share of this market was approximately 8.2%, compared to $160.1 billion and 7.9% in 2010, respectively; comparable industry data is not available for 2012 at this time. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•

Personal auto insurance represented approximately 90% of our total Personal Lines net premiums written for each of the last three years. This business includes Snapshot®, our usage-based insurance product, which is available to consumers through both the Agency and Direct channels in 38 states and the District of Columbia and to consumers in 5 more states in our Direct channel only; continued expansion is planned for 2013, depending on regulatory approval and business results.

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

Our Personal Lines products are sold through both the agency and direct channels:

•

The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency business represented 56% of our Personal Lines volume in 2012, compared to 57% in 2011 and 58% in 2010.

•

The Direct business includes business written directly by us online, via mobile devices, and over the phone. The Direct business represented 44% of our Personal Lines volume in 2012, compared to 43% in 2011 and 42% in 2010.

Commercial Auto

The Commercial Auto business writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses and represented approximately 10% of our total net premiums written during each of the last three years. The majority of our Commercial Auto customers insure two or fewer vehicles. The Commercial Auto business, which is primarily distributed through the independent agency channel, operates in the following business market targets:

•	Business auto – autos, vans, and pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking

•	For-hire transportation – tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and non-fleet long-haul operators

•	Contractor – vans, pick-up trucks, and dump trucks used by small businesses, such as artisans, heavy construction, and landscapers/snowplowers

•	For-hire specialty – dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, and coal-type businesses, and

•	Tow – tow trucks and wreckers used in towing services and gas/service station businesses.

Business auto is the largest business market target, measured by premium volume, and accounts for approximately one third of our total Commercial Auto premiums, while the for-hire transportation and contractor business market targets each account for another 25%. Business auto and contractor each account for approximately one third of the vehicles we insure in this business, while for-hire transportation accounts for about 15%. Although the Commercial Auto business differs from Personal Lines auto in its customer bases and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service.

There are approximately 340 competitors in the total commercial auto market. We primarily compete with about 31 other large companies/groups, each with over $130 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Auto business ranked third in the commercial auto insurance market for 2011, and we believe that we will rank second for 2012.

Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability business, which was sold in 2010. Pursuant to our agreement with the purchaser of this business, from the date of sale through April 30, 2012, we continued to write these policies, principally directors and officers liability insurance for community banks, which were 100% reinsured. The sale of this business did not have a material effect on our financial condition, results of operations, or cash flows.

Service Businesses

Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our operations, primarily include:

•

Commercial Auto Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP, which are state-supervised plans servicing the involuntary market in 42 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. In 2010, we reached an agreement with AIPSO (the national organization responsible for administering the involuntary insurance market) under which we will receive a supplemental fee, when necessary, to satisfy a minimum servicing fee requirement; this agreement is scheduled to expire on August 31, 2014. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-Based Businesses – We have two commission-based service businesses.

Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, new and existing Agency and Direct customers home, condominium, and renters insurance written by unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not available to customers in Florida and Alaska. For the policies written under this program in our Direct business, we receive commissions, all of which are used to offset the expenses associated with maintaining this program.

Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are underwritten by four unaffiliated insurance companies or placed with other companies through an unaffiliated agency. This program offers general liability and business owners policies in the 49 states where we write commercial auto insurance and workers’ compensation coverage in 14 states as of December 31, 2012. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Claims

We manage our claims handling on a companywide basis through approximately 280 claims offices located throughout the United States. In addition, we have in operation 54 service centers, in 41 metropolitan areas across the country, that provide our concierge level claims service, of which 14 have combined our claims offices and service centers to improve our efficiency. If a customer elects to repair their vehicle through this option, these service centers provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will then select a qualified repair shop, arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. We also guarantee the repairs for as long as the customer owns or leases their car. If a customer decides not to repair their vehicle, our representatives will write an estimate and the customer can receive payment on the spot. This innovative approach to the vehicle repair process increases consumer satisfaction and our productivity and improves the cycle time in comparison to our other claims settlement processes.

Competitive Factors

The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional insurers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Many competitors invest heavily in advertising and marketing efforts and/or expanding their online service offerings. Over the past decade, these changes have further intensified the competitive nature of the automobile and other property-casualty insurance markets in which we operate.

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

Competition in our insurance markets is affected by the pace of technological developments. An insurer’s ability to innovate, develop, and implement new applications and other technology can affect its competitive position. In addition, there has been a proliferation of patents related to new ways in which vehicle insurance is being offered, sold, and serviced. We have six U.S. patents, and additional U.S. patent applications pending, with respect to certain methods, systems, and devices related to usage-based insurance. Certain of these patent rights expire on or about January 29, 2016, while others extend well beyond that date. We also have a significant amount of “know-how” developed from years of experience with, and data derived from over 5 billion miles related to usage-based insurance. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market. During 2012, we began to pursue ways in which to leverage this intellectual property. Currently, we do not expect these activities to have a material effect on our operations, results of operations, or financial condition in the current fiscal year. We also hold a U.S. patent (expiring June 2021), and a U.S. patent application pending, on our innovative approach to the vehicle repair service described above and two patents (expiring July 2019), and additional patents pending, related to our online policy self-service technology.

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

Insurance Regulation

Progressive’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Progressive’s insurance subsidiaries and its mutual insurance company affiliate are domiciled in the states of Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain Progressive subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.

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

Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2012, we had net premiums written of $16.4 billion and statutory surplus of $5.6 billion. The combined premiums-to-surplus ratio for all Progressive insurance companies was 2.9 to 1. In addition, as of December 31, 2012, we had access to $1.4 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth as needed. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. Progressive’s RBC ratios are well in excess of minimum requirements.

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

Insurance holding company laws enacted in many jurisdictions authorize insurance departments to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of specified information. These laws impose prior approval requirements for certain transactions between insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between insurers and their affiliates. See the “Dividends” discussion in Item 5(c) herein for further information on these dividend limitations. The scope of insurance holding company regulation has expanded as states have adopted the revised model holding company act promulgated by the NAIC in 2010.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act created a new Federal Insurance Office, which is required to collect information about the insurance industry and monitor the industry for systemic risk.

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

Statutory Accounting Principles

Our results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Certain significant differences are described below:

Category	GAAP Accounting	SAP Accounting
Acquisition Expenses	Commissions, premium taxes, and other variable costs incurred in connection with the successful acquisition of new and renewal business are capitalized and amortized pro rata over the policy term as premiums are earned.	Commissions, premium taxes, and all other acquisition expenses are expensed as incurred.

Non-admitted Assets	Premium receivables are reported net of an allowance for doubtful accounts.	Premium receivables over 90 days past due are “non-admitted,” which means they are excluded from surplus. For premium receivables less than 90 days past due, we also estimate a bad debt reserve.

	Furniture, equipment, application software, leasehold improvements, and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.	Excluding computer equipment and operating software, the value of all other furniture, equipment, application software, leasehold improvements, and prepaid expenses, net of accumulated depreciation or amortization, is non-admitted against surplus. Computer equipment and operating software are capitalized, subject to statutory limitations based on surplus, and depreciated over three years.

	Deferred tax assets are recorded based on estimated future tax effects attributable to temporary differences. A valuation allowance would be recorded for any tax benefits that are not expected to be realized.	The accounting for deferred tax assets is consistent with GAAP, except for certain deferred tax assets that do not meet statutory requirements for recognition, which are non-admitted against surplus.

Reinsurance	Ceded reinsurance balances are shown as an asset on the balance sheet as “prepaid reinsurance premiums” and “reinsurance recoverables.”	Ceded unearned premiums are netted against the “unearned premiums” liability. Ceded unpaid loss and loss adjustment expense (LAE) amounts are netted against “loss and LAE reserves.” Only ceded paid loss and LAE are shown as a “reinsurance recoverables” asset.

Investment Valuation	Fixed-maturity securities, which are classified as available-for-sale, are reported at current fair values.	Fixed-maturity securities are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security.

	Preferred stocks, both redeemable and nonredeemable, are reported at fair values.	Redeemable preferred stocks are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security. Nonredeemable preferred stocks are reported at quoted fair value, consistent with GAAP.

Federal Income Taxes	Federal tax expense includes current and deferred income taxes.	For income statement reporting, federal tax expense only includes the current tax provision. Deferred taxes are posted to surplus. SAP deferred tax assets are subject to certain limitations on admissibility.

Investments

Our approach to investment and capital management seeks to ensure that we have sufficient capital to support all of the insurance premiums that we can profitably write. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $16.5 billion at December 31, 2012, compared to $16.0 billion at December 31, 2011. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $749.8 million in 2012, compared to $582.6 million in 2011 and $616.2 million in 2010. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

Employees

The number of employees, excluding temporary employees, at December 31, 2012 was 25,889, all of whom were employed by subsidiaries of The Progressive Corporation.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on August 7, 2012, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2012	2011	2010
Balance at January 1	$7,245.8	$7,071.0	$6,653.0
Less reinsurance recoverables on unpaid losses	785.7	704.1	529.4

Net balance at January 1	6,460.1	6,366.9	6,123.6

Incurred related to:
Current year	11,926.0	10,876.8	10,451.7
Prior years	22.0	(242.0)	(320.4)

Total incurred	11,948.0	10,634.8	10,131.3

Paid related to:
Current year	7,895.3	7,289.3	6,841.0
Prior years	3,536.5	3,252.3	3,047.0

Total paid	11,431.8	10,541.6	9,888.0

Net balance at December 31	6,976.3	6,460.1	6,366.9
Plus reinsurance recoverables on unpaid losses	862.1	785.7	704.1

Balance at December 31	$7,838.4	$7,245.8	$7,071.0

Our reserves developed unfavorably by $22.0 million in 2012 and favorably by $242.0 million and $320.4 million in 2011 and 2010, respectively, which is reflected as “Incurred related to prior years” in the table above. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, changes in reserve estimates by claim representatives, and emergence of unrecorded claims at rates different than anticipated.

During 2012, unfavorable reserve development in our personal auto product was primarily attributable to reserve development in our Florida personal injury protection coverage (PIP) and an increase in our estimate of bodily injury severity for accident year 2011. In addition, unfavorable development in our Commercial Auto business reflects higher than anticipated frequency and severity costs on late emerging claims and higher settlements on large losses. This unfavorable development was partially offset by favorable reserve adjustments, primarily in our loss adjustment expense reserves and our personal auto bodily injury reserves for accident years 2009 and 2008.

In both 2011 and 2010, the favorable reserve development reflected the settlement of larger losses for amounts less than we originally reserved in our Personal Lines (primarily in our personal auto product) and Commercial Auto businesses. We also experienced lower than expected defense and cost containment costs, reflecting a combination of fewer claims being litigated, as well as the fact that a greater percentage of these cases are now being handled by our in-house counsel, which is a cost-effective alternative to using external law firms. In addition, for 2010, our IBNR reserves developed favorably due to lower severity and frequency of late emerging claims. However, in 2011, the number of late emerging claims increased over 2010 and was greater than anticipated by our carried IBNR, thus we recognized unfavorable development on our total IBNR reserves.

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

We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(millions)
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$3,813.0	$4,576.3	$5,285.6	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0	$7,071.0	$7,245.8	$7,838.4

LESS: REINSURANCE RECOVERABLES ON UNPAID LOSSES	180.9	229.9	337.1	347.2	361.4	287.5	244.5	529.4	704.1	785.7	862.1

LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	3,632.1	4,346.4	4,948.5	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6	6,366.9	6,460.1	6,976.3

PAID (CUMULATIVE) AS OF:
One year later	1,860.7	2,233.8	2,355.5	2,662.1	2,897.4	3,036.9	3,172.0	3,047.0	3,252.3	3,536.5
Two years later	2,688.9	3,148.1	3,430.6	3,931.0	4,240.4	4,361.4	4,427.8	4,348.4	4,724.0	0
Three years later	3,084.6	3,642.5	3,999.9	4,584.7	4,856.2	4,966.1	5,031.7	5,007.9	0	0
Four years later	3,291.6	3,873.0	4,269.6	4,839.1	5,121.9	5,227.5	5,314.7	0	0	0
Five years later	3,381.7	3,977.1	4,368.6	4,948.7	5,229.0	5,340.1	0	0	0	0
Six years later	3,416.7	4,012.5	4,419.2	4,995.6	5,282.1	0	0	0	0	0
Seven years later	3,428.7	4,034.4	4,445.7	5,023.7	0	0	0	0	0	0
Eight years later	3,440.7	4,047.3	4,459.8	0	0	0	0	0	0	0
Nine years later	3,449.7	4,054.9	0	0	0	0	0	0	0	0
Ten years later	3,455.2	0	0	0	0	0	0	0	0	0

LIABILITY RE-ESTIMATED AS OF:
One year later	3,576.0	4,237.3	4,592.6	5,066.2	5,443.9	5,688.4	5,796.9	5,803.2	6,124.9	6,482.1
Two years later	3,520.7	4,103.3	4,485.2	5,130.5	5,469.8	5,593.8	5,702.1	5,647.7	6,074.4	0
Three years later	3,459.2	4,048.0	4,501.6	5,093.6	5,381.9	5,508.0	5,573.8	5,575.0	0	0
Four years later	3,457.8	4,070.0	4,471.0	5,046.7	5,336.5	5,442.1	5,538.5	0	0	0
Five years later	3,475.4	4,073.7	4,475.5	5,054.6	5,342.8	5,452.8	0	0	0	0
Six years later	3,472.5	4,072.4	4,486.4	5,060.8	5,352.8	0	0	0	0	0
Seven years later	3,470.1	4,080.5	4,486.3	5,070.2	0	0	0	0	0	0
Eight years later	3,477.3	4,077.8	4,493.3	0	0	0	0	0	0	0
Nine years later	3,475.9	4,082.7	0	0	0	0	0	0	0	0
Ten years later	3,479.8	0	0	0	0	0	0	0	0	0

NET CUMULATIVE DEVELOPMENT FAVORABLE/ (UNFAVORABLE)	$152.3	$263.7	$455.2	$242.9	$10.8	$202.4	$394.4	$548.6	$292.5	$(22.0)

PERCENTAGE[2]	4.2	6.1	9.2	4.6	0.2	3.6	6.6	9.0	4.6	(0.3)

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$3,756.0	$4,459.6	$4,999.5	$5,675.4	$6,001.3	$6,117.9	$6,203.5	$6,286.4	$6,855.8	$7,296.6

LESS: RE-ESTIMATED REINSURANCE RECOVERABLES ON UNPAID LOSSES	276.2	376.9	506.2	605.2	648.5	665.1	665.0	711.4	781.4	814.5

RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$3,479.8	$4,082.7	$4,493.3	$5,070.2	$5,352.8	$5,452.8	$5,538.5	$5,575.0	$6,074.4	$6,482.1

GROSS CUMULATIVE DEVELOPMENT: FAVORABLE/ (UNFAVORABLE)	$57.0	$116.7	$286.1	$(15.1)	$(276.3)	$(175.2)	$(26.1)	$366.6	$215.2	$(50.8)

[1]	Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
[2]	Cumulative development ÷ liability for unpaid losses and LAE - net.

The above table presents the development of balance sheet liabilities for losses and LAE from 2002 through 2011. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of:”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of:”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2012, our insurance subsidiaries had paid $4,054.9 million of the currently estimated $4,082.7 million of losses and LAE that had been unpaid at the end of 2003; thus, an estimated $27.8 million of losses incurred through 2003 remain unpaid as of the current financial statement date.

The “Net Cumulative Development” represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 2002 liability has developed favorably by $152.3 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on income in calendar year 2005. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 9 as the “prior years” contribution to incurred losses and LAE.

In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2012, but incurred in 2009, will be included in the cumulative development amount for years 2009, 2010, and 2011. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

Our bodily injury severity change was much lower than we expected between 2002 and 2005; thus, the reserve run-off for these years was very favorable following the end of each year, or about 4% to 9% of our original carried amounts. The reserve development for 2006 and 2007 was less than 4% of our original carried reserves. For both 2008 and 2009, we experienced favorable reserve development of more than 6% of our original estimates, which reflects the decreases in severity we experienced in both our personal auto (about 4%) and Commercial Auto (about 6%) businesses through 2012. The favorable development of approximately 5% for 2010 also reflects lower severity estimates for both personal auto and Commercial Auto, but to a lesser extent than the previous two years. In 2011, we experienced very minimal unfavorable development, or less than 0.5% of our original estimate.

Although the detail is not presented in the table on page 11, we also re-estimate the reinsurance recoverables on unpaid losses each year. The top of the table shows the amount of reinsurance recoverables on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2011, we estimated our reinsurance recoverables on unpaid losses to be $785.7 million. During 2012, these reserves developed unfavorably by $28.8 million, bringing the re-estimated reinsurance recoverables on unpaid losses to $814.5 million, as shown at the bottom of the table. Over the last ten years, we experienced unfavorable development in our reinsurance recoverables on unpaid losses. This development primarily reflects our claims organization’s continuing process of re-evaluating Michigan PIP claims that require lifetime reserve estimates. As a result, we increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal.

The Analysis of Loss and Loss Adjustment Expenses Development table on page 11 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.

(d) Financial Information About Geographic Areas

We operate our businesses throughout the United States; we also sell personal auto physical damage insurance via the Internet in Australia. The amount of Australian revenues and assets is insignificant.

(e) Available Information

Our website is located at progressive.com. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via our website at progressive.com/investors. These reports are also available on the SEC’s website: http://www.sec.gov.

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

This information is not all encompassing and should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the Securities and Exchange Commission (“SEC”), as well as news releases and other information we publicly disseminate from time to time.

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

Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trend and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies, and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory action

•	the frequency and severity of catastrophic events, such as hurricanes, hail storms, other severe weather, and terrorist events

•	our ability to understand the impact of ongoing changes in our claims settlement practices

•	changing driving patterns

•	advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations, and

•	unanticipated changes in auto repair costs, auto parts prices, and used car prices.

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

As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a materially adverse effect on our results of operations, liquidity, or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 9 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on August 7, 2012.

Our insurance operating results may be materially adversely affected by severe weather conditions or other catastrophic events.

Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The incidence and severity of such events are inherently unpredictable. Moreover, changing climate conditions, whether due to an increase in average temperatures (global climate change) or other causes, may increase how often severe weather events and other natural disasters occur and how much insured damage they cause.

The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. We use catastrophe modeling tools and third-party experts to help estimate our exposures to such events, but those tools and expert opinions are based on historical data and other assumptions that limit their reliability, and they may become even less reliable as climatic conditions change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency or severity of catastrophes during a given period could materially adversely affect our financial performance, cash flows, and results of operations.

II. Operating Risks

We compete in the automobile insurance and other property-casualty markets, which are highly competitive.

We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The automobile insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness (including, for example, rate and claim-paying accuracy, customer experience, and application of information technology), pricing, scale, and cost control are major competitive factors.

Our business focuses on insurance for personal autos and recreational vehicles and on commercial auto policies for small businesses, all of which are highly competitive markets. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be seriously compromised. In addition, due to our focus on the auto insurance market, we may be more sensitive than other insurers to trends that could affect auto insurance coverages and rates over time. For example, if governmental restrictions, economic conditions, demographic trends, changing driving patterns, rising gasoline prices, advancements in vehicle technology or safety features, or other factors, were to result in decreased auto insurance rates for an extended period, the automobile insurance market as a whole could shrink and our ability to generate revenue growth could be significantly impaired.

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

From time to time, we undertake strategic initiatives to maintain and improve our competitive position in auto insurance markets. Based on a culture that encourages innovation, these strategies at times involve significant departures from our, and/or our competitors’, then-current or historical modes of doing business, and must be instituted in the context of a complicated regulatory environment. These innovations also may require extensive modifications to our systems and processes, and thus may add to our costs and entail a high degree of complexity and risk, which makes their implementation a challenge. In addition, our efforts may disrupt our relationships with certain of our customers and producers (i.e., agents and brokers). Many of these initiatives are also implemented in cooperation with, or in reliance on, third-party vendors and their systems, which may further limit our control of implementation, quality, customer experiences, and successful outcomes. Our efforts ultimately may not achieve the business goals that we have set. Our ability to develop and implement such strategic initiatives that are accepted and valued by our customers and create a sustainable advantage is critical, however, to maintaining or enhancing our competitive position; if we fail to do so, or if we are unable to maintain the advantage over our competition, our business could be materially adversely affected.

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

The fast pace of change and innovation in our businesses, combined with ongoing technological, regulatory, and other developments, results in significant levels of complexity in our products and in the systems and processes we use to run our business. This complexity is compounded by the proliferation of patents related to new ways in which vehicle insurance is being marketed, sold, and serviced (e.g., mobile applications), which may result in challenges to certain of our business practices by third parties, including other insurance companies and non-insurance entities, alleging that we are violating their patent rights. Similarly, we may seek or obtain patent protection for innovations developed by us; enforcement of such patent rights through litigation, however, can be time consuming and is inherently uncertain, potentially complicating business plans related to these efforts. The complexity may create barriers to implementing or defending certain new ideas or providing high-quality products and customer experiences, may require us to modify our business practices, and may lead to the increased possibility of error in executing our business strategies, as well as difficult management decisions regarding the allocation of available resources (such as IT resources) for competing initiatives or projects. If we are unable to manage this complexity effectively, to bring new ideas to market, to allocate and prioritize appropriately our resources, or to prevent errors, our businesses could experience decreased ability to compete effectively for insurance business, poor experiences for customers, substantially increased costs, liability to third parties, regulatory investigations and sanctions, and damage to our brand.

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

Our brand could also be adversely affected by incidents that reflect negatively on our company. These situations might include, among others, failing to protect sensitive customer information, systems failures, effects of cyber attacks (such as computer hacking, data theft, system disruption, and viruses and malware), errors in handling a customer’s policy, inappropriate handling of claims of policyholders or other parties, misconduct by our officers, directors or employees or others acting on our behalf, inability to service outstanding policies or write new business due to our systems failures or the failure of third-party systems that we use, facility shut-downs or other causes, litigation or regulatory actions challenging our business practices, and actions by our other business partners, including unaffiliated businesses through which we offer bundled products (such as homeowners insurance), and many of the other matters that are discussed in these Risk Factors. Moreover, the negative impacts of these or other events may be aggravated as the perceptions of consumers and others are formed based on modern communication and social media tools over which we have no control.

Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.

Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives and other key managers. Our loss of certain key officers and employees, or the failure to attract or develop talented executives and managers with diverse backgrounds and experiences, could have a materially adverse effect on our business.

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

Progressive’s insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, and Australia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers, in a wide range of areas such as the use of credit information, privacy, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, or by court-imposed interpretations of those laws or regulations, such as, in recent years, matters concerning the use of nonpublic consumer information and related privacy issues, the use of credit scoring in underwriting, procedures for settling claims with our insureds and claimants, and efforts to freeze, set, or roll back insurance premium rates or limit the rate of return that an insurance company may earn. Insurance laws and regulations may limit, among other things, our insurance subsidiaries’ ability to underwrite and price risks accurately, prevent our subsidiaries from obtaining timely rate changes to recognize increased or decreased costs, restrict our subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, prescribe the form and content of certain disclosures and notices to policyholders, and dictate the types of investments that an insurance company may hold. Moreover, inconsistencies between requirements at the state and federal level may further complicate our compliance efforts, potentially resulting in additional costs being imposed on us. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions.

The actual or alleged failure to comply with this complex variety of laws and regulations by us or other companies in the insurance, financial services, or related industries, also could result in actions or investigations by regulators, state attorneys general, federal officials, or other law enforcement officials. Such actions and investigations, and any determination that we have not complied with an applicable law or regulation, could potentially lead to significant monetary payments, fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries could face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

New legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more jurisdictions. From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. For example, the Federal Insurance Office (FIO) collects information about the insurance industry and monitors the industry for systemic risk. If the FIO were to recommend to the Financial Stability Oversight Council that Progressive or the insurance industry as a whole is “systemically significant,” we could be subject to additional regulation, and our businesses could be affected significantly. At this time, we are unable to predict whether any additional federal laws or regulations will be enacted and how and to what extent such laws and regulations would affect our businesses.

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

Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices, including how vehicles are repaired and other claims are settled. Moreover, the resolution of individual or class action litigation in insurance or related fields may lead to a new layer of court-imposed regulation, resulting in material increases in our costs of doing business.

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

Our business requires that we build and maintain large and complex computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. These systems are subject to attacks by sophisticated third parties with substantial computing resources and capabilities. Such attacks may include, among other things, attempts to gain unauthorized access to:

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

We also conduct significant business functions and computer operations using the systems of third-party vendors, which may provide software, data storage, and other computer services to us (some of which may be referred to as “cloud computing”). These third-party systems may experience cyber attacks and other security breaches, along with the possible risk of loss, corruption, or unauthorized publication of Progressive’s information or the confidential information of our customers and employees. These relationships present further risk management challenges for us, including, among others: confirming and monitoring the third-party’s security measures; the potential for improper handling of or access to, or the inability to retrieve, our data; and data location uncertainty and the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate.

We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security assurance. Examples include physical security measures, access and password policies, firewalls, systems monitoring, malicious code protection, network and host-based intrusion detection and prevention measures, data loss prevention measures, configuration assurance, data encryption, and event management, as well as third party intrusion vulnerability testing. In addition, we seek to assure the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing testing, auditing, and evaluation of third-party compliance with the required standards. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

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

We also rely heavily on credit card acceptance for payment of premiums and claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the Payment Card Industry Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures that companies accepting credit card payments, such as Progressive, must satisfy with respect to the handling of sensitive information. While the PCI standards set a high bar for data security, compliance with them does not alone ensure that sensitive information will be maintained on a secure basis. In August 2012, an independent organization recognized by PCI for such purposes, recertified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and annual recertification of our processes. Our intention is to maintain compliance with PCI’s data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.

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

Our business is also highly dependent on access to, and the operation of, the financial markets and related facilities to provide us with the ability to liquidate securities and transfer or receive funds on a timely basis. Disruptions in financial markets, or an interruption or breakdown in the federal wire transfer systems, could limit our ability to meet payment obligations. A mismatch or timing difference between our cash inflows and our cash needs, or the inability to convert investment securities into cash when needed, could also adversely affect our ability to make timely payments.

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

•

Prepayment or extension risk – (applicable to certain securities in the portfolio, such as residential mortgage-backed securities) the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, or that a security may not be redeemed when anticipated, adversely affecting the value of, or income from, such securities and the portfolio by investing at less attractive rates.

•

Liquidity risk – the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when we desire to do so. Disruptions in the financial markets, or a lack of buyers for the specific securities that we are trying to sell, could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us. Investments in securities that are not publicly traded are illiquid by their nature.

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a lack of transparency regarding the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized securities rating organizations are based on incomplete or inaccurate information or otherwise prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio is primarily managed by a third party to track the Russell 1000 Index, with a small portion actively managed by external investment advisory firms. Our equity investments are subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio that is designed to track an index, such as the Russell 1000, or that follows a specific investment discipline, such as value investing, does not reduce the risks inherent in equity investing and is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and also may be subject to some of the same risks that affect our fixed-income portfolio, as discussed above. For example, a rapid rise in interest rates may cause equity prices to fall, particularly those of interest-sensitive companies. In addition, even though the Russell 1000 Index is broadly diversified, significant portions of the index may be concentrated in one or more sectors, such as the financial services industry, which may adversely affect the performance of our common equity portfolio if such a sector underperforms. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline both in the value of our common equity portfolio and in our capital. Likewise, the actively managed equity portfolio will be subject to risks arising from the investment decisions of the investment advisors, including sector or industry concentrations, lack of geographic diversification, and the performance of individual issuers.

Both the fixed-income and the common equity portfolios are also subject to risks inherent in the nation’s and world’s capital markets. The functioning of those markets, the values of the investments we hold, and our ability to liquidate them when desired may be adversely affected if those markets are disrupted or otherwise affected by significant negative factors, including, without limitation:

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion of the composition of our investment portfolio as of December 31, 2012, and of the market risk associated with our investment portfolio.

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

Our insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to pay dividends to shareholders, repurchase its securities, repay indebtedness, or make capital contributions to its other subsidiaries or affiliates.

The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to pay dividends to shareholders, make payments on its indebtedness, meet its other obligations, repurchase its common shares or other securities, or make capital contributions to or otherwise fund its subsidiaries or affiliates. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

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

The amount of capital that we hold at any given time is determined by regulatory requirements and the performance of our insurance operations and investment results (including investment income, valuation changes in our portfolio, and the realization of any deferred tax benefits), as well as by our capital management activities, such as the payment of cash dividends, repurchases of our common shares and debt securities, the establishment of credit lines, and the issuance by us of debt, equity, or other securities. If we experience losses in our insurance operations or from our investment portfolio, our capital levels may be reduced, perhaps significantly. If our capital level falls lower than the amount needed at a given time, our ability to grow and successfully operate the insurance business could be constrained until additional sources of capital are secured. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators and other third parties (such as rating agencies, underwriters, institutional and other investors, and consumers), potentially resulting in regulatory actions or our inability to gain access to debt or equity markets at favorable rates, and the price of our common shares or debt securities could fall significantly.

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

We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2012 and 2013) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes net investment income, realized investment gains and losses, and the change in unrealized investment gains and losses) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual dividend in 2013 (to be paid early in 2014), the dividend, if any, would not be declared by the Board until late 2013 or early 2014, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2013 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity or financial position as described above under “Investing Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares or debt securities.

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

We own 73 buildings located throughout the United States. These facilities, which contain approximately 4.2 million square feet of space, are not segregated by industry segment. In addition to our corporate headquarters and another office complex and call center in Mayfield Village, Ohio, we own significant locations in Colorado Springs, Colorado; Tampa, Florida; and Tempe, Arizona.

We lease approximately 2.7 million square feet of space throughout the United States and one location in Australia. These leases are generally short-term to medium-term leases of commercial space.

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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2012	1	$23.37	$19.01	$23.18	$0
	2	23.41	20.22	20.83	0
	3	21.28	19.17	20.74	0
	4	23.19	20.68	21.10	1.2845

		$23.41	$19.01	$21.10	$1.2845

2011	1	$21.24	$19.12	$21.13	$0
	2	22.08	19.79	21.38	0
	3	21.66	16.88	17.76	0
	4	19.74	16.97	19.51	.4072

		$22.08	$16.88	$19.51	$.4072

The closing price of our common shares on January 31, 2013, was $22.49.

(b) Holders

We had 3,114 shareholders of record on December 31, 2012.

(c) Dividends

Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. The Board determined the target percentage to be 33-1/3% for both 2012 and 2011 and 25% for 2010. This target will remain at 33-1/3% for 2013. The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the variable cash incentive program currently in place for our employees (referred to as our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Our annual variable dividend program is subject to certain limitations. If the Gainshare factor is zero or if comprehensive income is less than after-tax underwriting income, no dividend will be paid.

Although it is our intent to calculate an annual dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual dividend for 2013 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. In December 2012, the Board of Directors declared an annual dividend, which was paid in February 2013 to shareholders of record at the close of business on January 25, 2013. The amount of the dividend was $.2845 per common share, or $172.0 million. The 2011 annual dividend was declared by the Board in December 2011 and paid to shareholders in February 2012; the total amount of dividends was $249.4 million, or $.4072 per common share. The 2010 annual dividend was declared by the Board in December 2010 and paid to shareholders in February 2011; the total amount of dividends was $263.8 million, or $.3987 per common share.

In addition to the annual variable dividend, in November 2012 and October 2010, we returned $604.7 million and $663.2 million, respectively, to shareholders via special cash dividends of $1.00 per share each.

Consolidated statutory surplus was $5.6 billion on December 31, 2012, and $5.3 billion on December 31, 2011. At December 31, 2012, $501.9 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $975.5 million in 2013 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following information is set forth with respect to our equity compensation plans at December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2010 Equity Incentive Plan	4,805,164	[1]	NM	13,186,558
2003 Incentive Plan[2]	2,856,110	[1]	NM	2,438,119

Subtotal Employee Plans	7,661,274		NM	15,624,677

Director Plans:
2003 Directors Equity Incentive Plan	0		$0	570,138

Subtotal Director Plans	0		$0	570,138

Equity compensation plans not approved by security holders:
None

Total	7,661,274		NM	16,194,815

NM = Not meaningful since restricted stock unit awards do not have an exercise price.

[1]

Represents restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis; there is no exercise price associated with restricted stock unit awards. Performance-based restricted stock units, including dividend equivalents, of 1,945,808, are included under the 2010 Equity Incentive Plan at their target value. The actual number that will vest can range from 0 to 200% of target, or from 0 to 3,891,616 units. For further discussion of these awards, see Note 9—Employee Benefit Plans in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

[2]

This plan expired on January 31, 2013 and no further awards can be made thereunder; however, dividend equivalents will still be issued on awards made prior to expiration. This plan does not have any performance-based awards currently outstanding that can vest at greater than their target values.

(e) Performance Graph

Incorporated by reference from the Performance Graph section in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

(f) Recent Sales of Unregistered Securities

None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2012 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	0	$0	32,731,173	42,268,827
November	0	0	32,731,173	42,268,827
December	194,846	20.94	32,926,019	42,073,981

Total	194,846	$20.94

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Shares repurchased under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the fourth quarter, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices.

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

ITEM 6.	SELECTED FINANCIAL DATA

(millions - except per share amounts)

	For the years ended December 31,
	2012	2011	2010	2009	2008
Total revenues[1]	$17,083.9	$15,774.6	$15,215.5	$14,791.1	$13,049.0
Net income (loss)	902.3	1,015.5	1,068.3	1,057.5	(70.0)
Per share:
Net income (loss)[2]	1.48	1.59	1.61	1.57	(.10)
Dividends	1.2845	.4072	1.3987	.1613	0
Comprehensive income (loss)	1,080.8	924.3	1,398.8	1,752.2	(614.7)
Total assets	22,694.7	21,844.8	21,150.3	20,049.3	18,250.5
Debt outstanding	2,063.1	2,442.1	1,958.2	2,177.2	2,175.5

[1]

Revenues for 2008 through 2011 have been revised to conform to the 2012 presentation. See the “Revision” section of Note 1 – Reporting and Accounting Policies in our Annual Report, which is included as Exhibit 13 to this Form 10-K for further information.

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

Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2013 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.

Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience

Glenn M. Renwick	57	President and Chief Executive Officer

Brian C. Domeck	53	Vice President and Chief Financial Officer

Charles E. Jarrett	55	Vice President, Secretary, and Chief Legal Officer

Thomas A. King	53	Vice President and Treasurer

Jeffrey W. Basch	54	Vice President and Chief Accounting Officer

John A. Barbagallo	53	Commercial Lines Group President, including Agency Operations

M. Jeffrey Charney	53	Chief Marketing Officer since November 2010; Senior Vice President and Chief Marketing Officer of Aflac Incorporated from November 2008 to October 2010; Senior Vice President and Chief Marketing Officer of QVC, Inc. prior to November 2008

William M. Cody	50	Chief Investment Officer

Susan Patricia Griffith	48	Claims Group President since March 2008; Chief Human Resource Officer prior to March 2008

Valerie Krasowski	47	Chief Human Resource Officer since August 2008; Special Lines General Manager prior to August 2008

John P. Sauerland	48	Personal Lines Group President

Raymond M. Voelker	49	Chief Information Officer

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

Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2012. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).

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

(a)(1) Listing of Financial Statements

The following consolidated financial statements included in Progressive’s 2012 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Balance Sheets - December 31, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2012, 2011, and 2010

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)

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

(a)(3) Listing of Exhibits

See exhibit index contained herein beginning at page 43. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.4 through 10.73.

(b) Exhibits

The exhibits in response to this portion of Item 15 are submitted concurrently with this report.

(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	December 31, 2012
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$2,806.4	$2,896.5	$2,896.5
States, municipalities, and political subdivisions	1,914.4	1,964.4	1,964.4
Public utilities	48.0	48.4	48.4
Corporate and other debt securities	2,934.9	3,064.6	3,064.6
Asset-backed securities	3,313.3	3,425.5	3,425.5
Redeemable preferred stocks	356.9	374.7	374.7

Total fixed maturities	11,373.9	11,774.1	11,774.1

Equity securities:
Common stocks:
Public utilities	102.0	134.1	134.1
Banks, trusts, and insurance companies	199.2	260.1	260.1
Industrial, miscellaneous, and all other	1,069.1	1,504.8	1,504.8
Nonredeemable preferred stocks	404.0	812.4	812.4

Total equity securities	1,774.3	2,711.4	2,711.4

Short-term investments[1]	1,990.0	1,990.0	1,990.0

Total investments	$15,138.2	$16,475.5	$16,475.5

[1]	Includes $21.9 million in treasury bills issued by the Australian government.

Progressive did not have any securities of any one issuer with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2012.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2012	2011	2010
Revenues
Dividends from subsidiaries	$782.3	$875.3	$1,216.2
Undistributed income (loss) from subsidiaries	193.1	225.7	(73.5)

Equity in net income of subsidiaries*	975.4	1,101.0	1,142.7
Intercompany investment income*	6.1	5.6	6.6
Gains (losses) on extinguishment of debt	(1.8)	(.1)	6.4

Total revenues	979.7	1,106.5	1,155.7

Expenses
Interest expense	126.3	138.0	139.5
Deferred compensation[1]	5.5	.4	4.3
Other operating costs and expenses	3.7	4.7	3.9

Total expenses	135.5	143.1	147.7

Income before income taxes	844.2	963.4	1,008.0
Provision (benefit) for income taxes	(58.1)	(52.1)	(60.3)

Net income	$902.3	$1,015.5	$1,068.3

Other comprehensive income (loss)	178.5	(91.2)	330.5

Comprehensive income	$1,080.8	$924.3	$1,398.8

*	Eliminated in consolidation.
[1]	See Note 4 – Employee Benefit Plans in these condensed financial statements.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED BALANCE SHEETS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	December 31,
	2012	2011
Assets
Investment in affiliate	$1.0	$1.0
Investment in subsidiaries*	6,648.6	6,179.5
Receivable from investment subsidiary*	1,322.9	2,096.6
Intercompany receivable*	296.2	237.6
Net deferred income taxes	48.3	40.1
Other assets	82.0	81.0

Total Assets	$8,399.0	$8,635.8

Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$156.9	$137.4
Dividend payable	172.0	249.6
Debt	2,063.1	2,442.1

Total liabilities	2,392.0	2,829.1

Common Shares, $1.00 par value (authorized 900.0; issued 797.7, including treasury shares of 193.1 and 184.7)	604.6	613.0
Paid-in capital	1,077.0	1,006.2
Retained earnings	3,454.4	3,495.0
Total accumulated other comprehensive income	871.0	692.5

Total shareholders’ equity	6,007.0	5,806.7

Total Liabilities and Shareholders’ Equity	$8,399.0	$8,635.8

*	Eliminated in consolidation.

See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

THE PROGRESSIVE CORPORATION (PARENT COMPANY)

(millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$902.3	$1,015.5	$1,068.3
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(193.1)	(225.7)	73.5
Amortization of equity-based compensation	2.0	2.1	2.4
(Gains) losses on extinguishment of debt	1.8	.1	(6.4)
Changes in:
Intercompany receivable	(58.6)	(58.5)	(54.1)
Accounts payable, accrued expenses, and other liabilities	.3	4.5	7.3
Income taxes	21.7	(3.4)	(12.2)
Other, net	(9.9)	4.2	(1.9)

Net cash provided by operating activities	666.5	738.8	1,076.9

Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(36.1)	(11.8)	(3.5)
Received from investment subsidiary	773.7	23.6	122.0

Net cash provided by investing activities	737.6	11.8	118.5

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	.5	22.4	27.2
Tax benefit from exercise/vesting of equity-based compensation	5.8	6.4	14.0
Net proceeds from debt issuance	0	497.0	0
Payment of debt	(350.0)	0	0
Reacquisition of debt	(32.5)	(15.0)	(214.3)
Dividends paid to shareholders	(853.7)	(263.6)	(763.7)
Acquisition of treasury shares	(174.2)	(997.8)	(258.6)

Net cash used in financing activities	(1,404.1)	(750.6)	(1,195.4)

Change in cash	0	0	0
Cash, beginning of year	0	0	0

Cash, end of year	$0	$0	$0

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

Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2012 and 2011, $1.4 billion and $2.0 billion, respectively, of marketable securities were available in this company. Non-cash activity includes declared but unpaid dividends. For the years ended December 31, we paid the following:

(millions)	2012	2011	2010
Income taxes, net of refunds	$389.1	$435.0	$434.0
Interest	135.0	129.5	138.4

Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with all subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. The consolidated group’s net income taxes currently payable/recoverable are included in other liabilities/assets, respectively, in the accompanying Condensed Balance Sheets based on the balance at the end of the year. The Progressive Corporation and its subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.

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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

		Future
		policy
		benefits,		Other
		losses,		policy			Benefits,	Amortization
	Deferred	claims,		claims			claims,	of deferred
	policy	and		and		Net	losses, and	policy	Other	Net
	acquisition	loss	Unearned	benefits	Premium	investment	settlement	acquisition	operating	premiums
Segment	costs[1]	expenses[1]	premiums[1]	payable[1]	revenue	income[1,2]	expenses	costs	expenses	written
Year ended December 31, 2012:
Personal Lines					$14,368.1		$10,745.3	$1,250.4	$2,010.5	$14,636.8
Commercial Auto					1,649.0		1,196.6	186.2	195.2	1,735.9
Other indemnity					.9		6.1	0	.6	0

Total	$434.5	$7,838.4	$4,930.7	$0	$16,018.0	$427.6	$11,948.0	$1,436.6	$2,206.3	$16,372.7

Year ended December 31, 2011:
Personal Lines					$13,431.1		$9,615.2	$1,231.9	$1,915.6	$13,612.2
Commercial Auto					1,467.1		1,010.7	166.6	171.9	1,534.3
Other indemnity					4.6		8.9	.7	.5	.1

Total	$433.6	$7,245.8	$4,579.4	$0	$14,902.8	$466.5	$10,634.8	$1,399.2	$2,088.0	$15,146.6

Year ended December 31, 2010:
Personal Lines					$12,826.9		$9,159.6	$1,188.1	$1,814.7	$13,024.4
Commercial Auto					1,474.2		958.6	167.9	177.9	1,449.5
Other indemnity					13.7		13.1	3.9	(.3)	2.9

Total	$417.2	$7,071.0	$4,353.8	$0	$14,314.8	$508.2	$10,131.3	$1,359.9	$1,992.3	$14,476.8

[1]	Progressive does not allocate assets, liabilities, or investment income to operating segments.
[2]	Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other		Assumed
Year Ended:	Amount	Companies	Companies	Net Amount	to Net
December 31, 2012
Premiums earned:
Property and liability insurance	$16,207.6	$189.6	$0	$16,018.0	0

December 31, 2011
Premiums earned:
Property and liability insurance	$15,107.5	$204.7	$0	$14,902.8	0

December 31, 2010
Premiums earned:
Property and liability insurance	$14,519.2	$204.4	$0	$14,314.8	0

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS

THE PROGRESSIVE CORPORATION AND SUBSIDIARIES

(millions)

	Losses and Loss Adjustment
	Expenses Incurred Related to		Paid Losses and Loss Adjustment Expenses
Year Ended	Current Year	Prior Years
December 31, 2012	$11,926.0	$22.0	$11,431.8

December 31, 2011	$10,876.8	$(242.0)	$10,541.6

December 31, 2010	$10,451.7	$(320.4)	$9,888.0

Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2013 appearing in the 2012 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 26, 2013

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Forms:

Form	Filing No.	Filing Date
S-8	333-185704	December 27, 2012
S-8	333-185703	December 27, 2012
S-8	333-172663	March 8, 2011
S-8	333-104646	April 21, 2003
S-8	333-104653	April 21, 2003
S-8	333-41238	July 12, 2000
S-8	33-57121	December 29, 1994
S-8	33-51034	August 20, 1992
S-8	33-16509	August 14, 1987

of our report dated February 26, 2013 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2012 Annual Report to Shareholders, which is incorporated by reference in The Progressive Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. We also consent to the incorporation by reference of our report dated February 26, 2013 relating to the financial statement schedules, which appears in such Annual Report on
Form 10-K.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 26, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION

February 26, 2013	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* Peter B. Lewis	Director, Chairman of the Board	February 26, 2013

/s/ Glenn M. Renwick	Director, President, and Chief Executive Officer	February 26, 2013
Glenn M. Renwick

/s/ Brian C. Domeck	Vice President and Chief Financial Officer	February 26, 2013
Brian C. Domeck

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 26, 2013
Jeffrey W. Basch

* Stuart B. Burgdoerfer	Director	February 26, 2013

* Charles A. Davis	Director	February 26, 2013

* Roger N. Farah	Director	February 26, 2013

* Lawton W. Fitt	Director	February 26, 2013

* Stephen R. Hardis	Director	February 26, 2013

* Jeffrey D. Kelly	Director	February 26, 2013

* Heidi G. Miller, Ph.D.	Director	February 26, 2013

* Patrick H. Nettles, Ph.D.	Director	February 26, 2013

* Bradley T. Sheares, Ph.D.	Director	February 26, 2013

*	Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	February 26, 2013
Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Quarterly Report on Form 10-Q (filed on May 6, 2008; Exhibit 3.1 therein)

3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended April 20, 2012)	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 3.1 therein)

4	4.1	Form of 7% Notes due 2013 issued in the aggregate principal amount of $150,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.4 therein)

4	4.2	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 22, 2011; Exhibit 4.2 therein)

4	4.3	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.5 therein)

4	4.4	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith

4	4.5	Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.12 below), as amended and supplemented	Filed herewith

4	4.6	Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)	Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)

4	4.7	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)

4	4.8	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.9	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)

4	4.10	Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)

4	4.11	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Quarterly Report on Form 10-Q (filed on November 7, 2011; Exhibit 4.1 therein)

4	4.12	Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)	Filed herewith

4	4.13	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Filed herewith

4	4.14	Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Current Report on Form 8-K (filed on September 7, 2011; Exhibit 4 therein)

4	4.15	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Filed herewith

4	4.16	Termination of Replacement Capital Covenant, dated June 23, 2010	Current Report on Form 8-K (filed on June 24, 2010; Exhibit 4 therein)

10(ii)	10.1	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.1 therein)

10(ii)	10.2	First Amendment to Sublease Agreement for Aircraft Hangar dated June 6, 2011 between Progressive Casualty Insurance Company and Acme Operating Corporation	Quarterly Report on Form 10-Q (filed on August 9, 2011; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(ii)	10.3	Assignment and Assumption of Lease Agreement dated July 7, 2010, between Acme Operating Company and Acme Acquisition Company	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.2 therein)

10(iii)	10.4	The Progressive Corporation 2011 Gainsharing Plan	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.8 therein)

10(iii)	10.5	The Progressive Corporation 2012 Gainsharing Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.7 therein)

10(iii)	10.6	The Progressive Corporation 2013 Gainsharing Plan	Filed herewith

10(iii)	10.7	The Progressive Corporation 2007 Executive Bonus Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.8 therein)

10(iii)	10.8	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)

10(iii)	10.9	First Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.10 therein)

10(iii)	10.10	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 4, 2010; Exhibit 10.1 therein)

10(iii)	10.11	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.2 therein)

10(iii)	10.12	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.4 therein)

10(iii)	10.13	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 and thereafter)	Filed herewith

10(iii)	10.14	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.16 therein)

10(iii)	10.15	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Filed herewith

10(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2009 through February 2010)	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.17	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.1 therein)

10(iii)	10.18	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.2 therein)

10(iii)	10.19	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)

10(iii)	10.20	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)

10(iii)	10.21	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)

10(iii)	10.22	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)

10(iii)	10.23	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.1 therein)

10(iii)	10.24	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.5 therein)

10(iii)	10.25	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on December 11, 2012; Exhibit 10.1 therein)

10(iii)	10.26	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.1 therein)

10(iii)	10.27	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.2 therein)

10(iii)	10.28	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan, as amended	Current Report on Form 8-K (filed on March 22, 2012; Exhibit 10.1 therein)

10(iii)	10.29	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)

10(iii)	10.30	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.21 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.31	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.2 therein)

10(iii)	10.32	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.3 therein)

10(iii)	10.33	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.22 therein)

10(iii)	10.34	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)

10(iii)	10.35	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)

10(iii)	10.36	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)

10(iii)	10.37	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)

10(iii)	10.38	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)

10(iii)	10.39	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)

10(iii)	10.40	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)

10(iii)	10.41	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)

10(iii)	10.42	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.43	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.12 therein)

10(iii)	10.44	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.13 therein)

10(iii)	10.45	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.14 therein)

10(iii)	10.46	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.15 therein)

10(iii)	10.47	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.16 therein)

10(iii)	10.48	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.17 therein)

10(iii)	10.49	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.18 therein)

10(iii)	10.50	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.19 therein)

10(iii)	10.51	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.20 therein)

10(iii)	10.52	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.21 therein)

10(iii)	10.53	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.22 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.54	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)

10(iii)	10.55	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)

10(iii)	10.56	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)

10(iii)	10.57	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)

10(iii)	10.58	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)

10(iii)	10.59	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)

10(iii)	10.60	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)

10(iii)	10.61	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)

10(iii)	10.62	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Filed herewith

10(iii)	10.63	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Filed herewith

10(iii)	10.64	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 25, 2009; Exhibit 10.47 therein)

10(iii)	10.65	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.53 therein)

10(iii)	10.66	Director Compensation Schedule for 2011 and 2012	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.64 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10(iii)	10.67	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.65 therein)

10(iii)	10.68	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith

10(iii)	10.69	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.1 therein)

10(iii)	10.70	Third Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.2 therein)

10(iii)	10.71	2011 Non-plan Cash Bonus Paid to William M. Cody, Chief Investment Officer	Current Report on Form 8-K (filed on March 6, 2012; description under “Item 5.02” therein)

10(iii)	10.72	2012 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed on March 6, 2012; Exhibit 10.1 therein)

10(iii)	10.73	2013 Progressive Capital Management Bonus Plan	Filed herewith

11	11	Computation of Earnings Per Share	Filed herewith

13	13	The Progressive Corporation 2012 Annual Report to Shareholders	Filed herewith

21	21	Subsidiaries of The Progressive Corporation	Filed herewith

23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 40 of this Annual Report on Form 10-K

24	24	Powers of Attorney	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith