Form 10-Q
period 2013-03-31
PROGRESSIVE CORP/OH/
filed 2013-05-02
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

(440) 461-5000 .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 603,170,892 outstanding at March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

Three months ended March 31,	2013	2012	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,179.3	$3,861.5	8
Investment income	100.5	114.7	(12)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(.2)	(.5)	(60)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	(.4)	NM

Net impairment losses recognized in earnings	(.2)	(.9)	(78)
Net realized gains (losses) on securities	80.8	78.4	3

Total net realized gains (losses) on securities	80.6	77.5	4
Fees and other revenues	68.4	65.2	5
Service revenues	8.4	8.2	2
Gains (losses) on extinguishment of debt	0	(.7)	NM

Total revenues	4,437.2	4,126.4	8

Expenses
Losses and loss adjustment expenses	2,985.5	2,762.4	8
Policy acquisition costs	358.9	359.6	0
Other underwriting expenses	585.6	576.0	2
Investment expenses	4.9	4.2	17
Service expenses	8.6	8.2	5
Interest expense	30.6	31.9	(4)

Total expenses	3,974.1	3,742.3	6

Net Income
Income before income taxes	463.1	384.1	21
Provision for income taxes	154.5	126.5	22

Net income	308.6	257.6	20

Other Comprehensive Income, Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	.2	3.0	(93)
Other net unrealized gains (losses) on securities	99.0	199.4	(50)

Total net unrealized gains (losses) on securities	99.2	202.4	(51)
Net unrealized gains on forecasted transactions	(.3)	(.6)	(50)
Foreign currency translation adjustment	(.2)	.5	NM

Other comprehensive income	98.7	202.3	(51)

Comprehensive income	$407.3	$459.9	(11)

Computation of Net Income Per Share
Average shares outstanding - Basic	600.6	606.2	(1)
Net effect of dilutive stock-based compensation	3.8	3.8	0

Total equivalent shares - Diluted	604.4	610.0	(1)

Basic: Net income per share	$.51	$.42	21

Diluted: Net income per share	$.51	$.42	21

Dividends declared per share[1]	$0	$0

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,		December 31,
(millions)	2013	2012	2012
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $11,686.0, $11,623.7, and $11,373.9)	$12,046.3	$11,952.7	$11,774.1
Equity securities:
Nonredeemable preferred stocks (cost: $412.5, $434.0, and $404.0)	820.6	832.4	812.4
Common equities (cost: $1,388.5, $1,457.3, and $1,370.3)	2,111.1	2,096.5	1,899.0
Short-term investments (amortized cost: $2,321.7, $1,520.1, and $1,990.0)	2,321.7	1,520.1	1,990.0

Total investments	17,299.7	16,401.7	16,475.5
Cash	110.2	156.0	179.1
Accrued investment income	87.3	96.8	90.0
Premiums receivable, net of allowance for doubtful accounts of $128.1, $113.9, and $138.6	3,372.3	3,167.5	3,183.7
Reinsurance recoverables, including $32.4, $41.6, and $38.9 on paid losses and loss adjustment expenses	947.5	818.5	901.0
Prepaid reinsurance premiums	72.8	70.0	66.3
Deferred acquisition costs	452.3	441.7	434.5
Net deferred income taxes	49.0	80.6	109.4
Property and equipment, net of accumulated depreciation of $642.3, $591.4, and $625.0	935.9	916.4	933.7
Other assets	216.5	200.7	321.5

Total assets	$23,543.5	$22,349.9	$22,694.7

Liabilities and Shareholders’ Equity
Unearned premiums	$5,207.3	$4,880.6	$4,930.7
Loss and loss adjustment expense reserves	7,948.4	7,337.4	7,838.4
Accounts payable, accrued expenses, and other liabilities	1,934.5	1,801.5	1,855.5
Debt[1]	2,063.5	2,080.0	2,063.1

Total liabilities	17,153.7	16,099.5	16,687.7

Common Shares, $1.00 par value (authorized 900.0; issued 797.6, 797.6, and 797.7 including treasury shares of 194.4, 186.4, and 193.1)	603.2	611.2	604.6
Paid-in capital	1,096.9	1,029.4	1,077.0
Retained earnings	3,720.0	3,715.0	3,454.4
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	(.1)	(2.4)	(.3)
Other net unrealized gains (losses) on securities	962.0	887.6	863.0

Total net unrealized gains (losses) on securities	961.9	885.2	862.7
Net unrealized gains on forecasted transactions	5.8	7.3	6.1
Foreign currency translation adjustment	2.0	2.3	2.2

Total accumulated other comprehensive income	969.7	894.8	871.0

Total shareholders’ equity	6,389.8	6,250.4	6,007.0

Total liabilities and shareholders’ equity	$23,543.5	$22,349.9	$22,694.7

[1]	Consists of both short- and long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Three months ended March 31,	2013	2012
(millions)
Cash Flows From Operating Activities
Net income	$308.6	$257.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.7	22.3
Amortization of fixed-income securities	40.0	50.6
Amortization of equity-based compensation	17.8	16.8
Net realized (gains) losses on securities	(80.6)	(77.5)
Net (gains) losses on disposition of property and equipment	1.0	1.1
(Gains) losses on extinguishment of debt	0	.7
Changes in:
Premiums receivable	(188.6)	(237.7)
Reinsurance recoverables	(46.5)	(.5)
Prepaid reinsurance premiums	(6.5)	(.2)
Deferred acquisition costs	(17.8)	(8.1)
Income taxes	129.8	110.4
Unearned premiums	276.7	301.1
Loss and loss adjustment expense reserves	110.0	91.6
Accounts payable, accrued expenses, and other liabilities	135.1	168.5
Other, net	19.4	11.7

Net cash provided by operating activities	722.1	708.4

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(1,950.8)	(1,679.3)
Equity securities	(74.1)	(29.5)
Sales:
Fixed maturities	1,257.3	1,207.5
Equity securities	72.5	74.4
Maturities, paydowns, calls, and other:
Fixed maturities	368.6	287.8
Equity securities	16.0	0
Net (purchases) sales of short-term investments - other	(331.6)	32.2
Net unsettled security transactions	98.4	74.3
Purchases of property and equipment	(27.7)	(29.3)
Sales of property and equipment	.8	.8

Net cash used in investing activities	(570.6)	(61.1)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	0	.5
Tax benefit from exercise/vesting of equity-based compensation	6.6	4.1
Payment of debt	0	(350.0)
Reacquisition of debt	0	(13.3)
Dividends paid to shareholders[1]	(175.6)	(251.0)
Acquisition of treasury shares	(51.3)	(37.7)

Net cash used in financing activities	(220.3)	(647.4)

Effect of exchange rate changes on cash	(.1)	.4

Increase (decrease) in cash	(68.9)	.3
Cash, January 1	179.1	155.7

Cash, March 31	$110.2	$156.0

[1]	Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. All of the subsidiaries and affiliates are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Consistent with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2012, we revised the presentation of our Statement of Comprehensive Income for the quarter ended March 31, 2012, to correctly classify $65.2 million of fees and other revenues as a component of total revenues. Previously, these items were presented net within our other underwriting expenses. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (shareholders’ equity), or cash flows and are not considered to be material.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our internal classification of how we manage, monitor, and measure the portfolio:

				Net		% of
		Gross	Gross	Realized		Total
		Unrealized	Unrealized	Gains	Fair	Fair
($ in millions)	Cost	Gains	Losses	(Losses)[1]	Value	Value
March 31, 2013
Fixed maturities:
U.S. government obligations	$3,015.6	$83.6	$0	$0	$3,099.2	17.9%
State and local government obligations	1,771.6	42.8	(.5)	0	1,813.9	10.5
Corporate debt securities	2,910.8	100.3	(.9)	4.1	3,014.3	17.4
Residential mortgage-backed securities	595.7	33.1	(7.5)	0	621.3	3.6
Commercial mortgage-backed securities	2,107.2	76.2	(3.2)	0	2,180.2	12.6
Other asset-backed securities	929.2	11.0	0	.6	940.8	5.4
Redeemable preferred stocks	355.9	32.5	(11.8)	0	376.6	2.2

Total fixed maturities	11,686.0	379.5	(23.9)	4.7	12,046.3	69.6
Equity securities:
Nonredeemable preferred stocks	412.5	401.7	0	6.4	820.6	4.8
Common equities	1,388.5	729.6	(7.0)	0	2,111.1	12.2
Short-term investments:
Other short-term investments	2,321.7	0	0	0	2,321.7	13.4

Total portfolio[2,3]	$15,808.7	$1,510.8	$(30.9)	$11.1	$17,299.7	100.0%

				Net		% of
		Gross	Gross	Realized		Total
		Unrealized	Unrealized	Gains	Fair	Fair
($ in millions)	Cost	Gains	Losses	(Losses)[1]	Value	Value
March 31, 2012
Fixed maturities:
U.S. government obligations	$3,045.6	$96.3	$(1.8)	$0	$3,140.1	19.1%
State and local government obligations	1,718.3	47.2	(.8)	0	1,764.7	10.8
Corporate debt securities	2,758.9	105.9	(2.2)	5.6	2,868.2	17.5
Residential mortgage-backed securities	448.5	14.8	(24.6)	0	438.7	2.7
Commercial mortgage-backed securities	2,052.2	70.8	(1.3)	0	2,121.7	12.9
Other asset-backed securities	1,224.4	13.0	(.8)	(.1)	1,236.5	7.5
Redeemable preferred stocks	375.8	25.1	(18.1)	0	382.8	2.3

Total fixed maturities	11,623.7	373.1	(49.6)	5.5	11,952.7	72.8
Equity securities:
Nonredeemable preferred stocks	434.0	400.3	(1.1)	(.8)	832.4	5.1
Common equities	1,457.3	647.2	(8.0)	0	2,096.5	12.8
Short-term investments:
Other short-term investments	1,520.1	0	0	0	1,520.1	9.3

Total portfolio[2,3]	$15,035.1	$1,420.6	$(58.7)	$4.7	$16,401.7	100.0%

				Net		% of
		Gross	Gross	Realized		Total
		Unrealized	Unrealized	Gains	Fair	Fair
($ in millions)	Cost	Gains	Losses	(Losses)[1]	Value	Value
December 31, 2012
Fixed maturities:
U.S. government obligations	$2,806.4	$90.1	$0	$0	$2,896.5	17.6%
State and local government obligations	1,914.4	50.6	(.6)	0	1,964.4	11.9
Corporate debt securities	2,982.9	124.7	(1.0)	6.4	3,113.0	18.9
Residential mortgage-backed securities	413.4	24.0	(9.2)	0	428.2	2.6
Commercial mortgage-backed securities	1,963.9	84.9	(.1)	0	2,048.7	12.4
Other asset-backed securities	936.0	12.9	(.1)	(.2)	948.6	5.8
Redeemable preferred stocks	356.9	30.5	(12.7)	0	374.7	2.3

Total fixed maturities	11,373.9	417.7	(23.7)	6.2	11,774.1	71.5
Equity securities:
Nonredeemable preferred stocks	404.0	404.6	0	3.8	812.4	4.9
Common equities	1,370.3	539.0	(10.3)	0	1,899.0	11.5
Short-term investments:
Other short-term investments	1,990.0	0	0	0	1,990.0	12.1

Total portfolio[2,3]	$15,138.2	$1,361.3	$(34.0)	$10.0	$16,475.5	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]

At March 31, 2013, we had $7.5 million of net unsettled security transactions, including collateral on open derivative positions, recognized in other liabilities, compared to $27.4 million in other liabilities at March 31, 2012 and $90.9 million in other assets at December 31, 2012.

[3]

The total fair value of the portfolio at March 31, 2013 and 2012, and December 31, 2012 included $1.2 billion, $1.5 billion, and $1.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company.

Our other short-term investments include commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year. We had $620.4 million, $715.6 million, and $581.0 million of open reverse repurchase commitments at March 31, 2013 and 2012, and December 31, 2012, respectively. At these dates, we did not hold any repurchase transactions where we lent collateral. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Historically, we have chosen to report these transactions on a gross basis on our balance sheets.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31,
(millions)	2013	2012	2012
Fixed maturities:
Corporate debt securities	$175.7	$167.7	$176.1
Other asset-backed securities	16.6	15.8	16.4

Total fixed maturities	192.3	183.5	192.5
Equity securities:
Nonredeemable preferred stocks	55.4	19.7	52.8

Total hybrid securities	$247.7	$203.2	$245.3

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $13.4 million as of March 31, 2013, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.

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

Fixed Maturities The composition of fixed maturities by maturity at March 31, 2013, was:

(millions)	Cost	Fair Value
Less than one year	$2,001.8	$2,043.7
One to five years	7,742.5	8,011.0
Five to ten years	1,838.7	1,882.4
Ten years or greater	103.0	109.2

Total	$11,686.0	$12,046.3

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported at expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of March 31, 2013, we had $23.9 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $7.0 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. In addition, 88% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer specific deterioration, we may write-down the securities of that issuer. The remaining 12% of our common stocks are part of a managed equity strategy selected and administered by external investment advisors. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2013
Fixed maturities:
U.S. government obligations	$40.0	$0	$40.0	$0	$0	$0
State and local government obligations	117.4	(.5)	78.7	(.4)	38.7	(.1)
Corporate debt securities	267.5	(.9)	267.5	(.9)	0	0
Residential mortgage-backed securities	180.5	(7.5)	106.7	(2.5)	73.8	(5.0)
Commercial mortgage-backed securities	348.2	(3.2)	343.2	(3.1)	5.0	(.1)
Other asset-backed securities	49.7	0	49.7	0	0	0
Redeemable preferred stocks	120.6	(11.8)	25.0	0	95.6	(11.8)

Total fixed maturities	1,123.9	(23.9)	910.8	(6.9)	213.1	(17.0)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	55.1	(7.0)	44.3	(5.7)	10.8	(1.3)

Total equity securities	55.1	(7.0)	44.3	(5.7)	10.8	(1.3)

Total portfolio	$1,179.0	$(30.9)	$955.1	$(12.6)	$223.9	$(18.3)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
Fixed maturities:
U.S. government obligations	$520.6	$(1.8)	$520.6	$(1.8)	$0	$0
State and local government obligations	124.7	(.8)	111.2	(.7)	13.5	(.1)
Corporate debt securities	192.1	(2.2)	161.0	(1.7)	31.1	(.5)
Residential mortgage-backed securities	286.4	(24.6)	21.6	(.5)	264.8	(24.1)
Commercial mortgage-backed securities	221.9	(1.3)	196.6	(1.0)	25.3	(.3)
Other asset-backed securities	72.8	(.8)	55.0	(.4)	17.8	(.4)
Redeemable preferred stocks	193.8	(18.1)	43.8	(1.1)	150.0	(17.0)

Total fixed maturities	1,612.3	(49.6)	1,109.8	(7.2)	502.5	(42.4)
Equity securities:
Nonredeemable preferred stocks	22.0	(1.1)	22.0	(1.1)	0	0
Common equities	92.1	(8.0)	73.8	(7.2)	18.3	(.8)

Total equity securities	114.1	(9.1)	95.8	(8.3)	18.3	(.8)

Total portfolio	$1,726.4	$(58.7)	$1,205.6	$(15.5)	$520.8	$(43.2)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	162.8	(.6)	123.1	(.5)	39.7	(.1)
Corporate debt securities	128.2	(1.0)	128.2	(1.0)	0	0
Residential mortgage-backed securities	149.2	(9.2)	40.2	(.6)	109.0	(8.6)
Commercial mortgage-backed securities	7.1	(.1)	2.1	0	5.0	(.1)
Other asset-backed securities	25.0	(.1)	20.8	0	4.2	(.1)
Redeemable preferred stocks	155.7	(12.7)	24.9	0	130.8	(12.7)

Total fixed maturities	628.0	(23.7)	339.3	(2.1)	288.7	(21.6)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	118.2	(10.3)	100.7	(8.2)	17.5	(2.1)

Total equity securities	118.2	(10.3)	100.7	(8.2)	17.5	(2.1)

Total portfolio	$746.2	$(34.0)	$440.0	$(10.3)	$306.2	$(23.7)

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	March 31,		December 31,
(millions)	2013	2012	2012
Fixed maturities:
Residential mortgage-backed securities	$(44.2)	$(44.5)	$(44.2)
Commercial mortgage-backed securities	(.9)	(.9)	(.9)

Total fixed maturities	$(45.1)	$(45.4)	$(45.1)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2013 and 2012, for which portions of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2013
	Residential	Commercial
	Mortgage-	Mortgage-
(millions)	Backed	Backed	Total
Beginning balance at January 1, 2013	$27.1	$.6	$27.7
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	.6	(.1)	.5
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0

Ending balance at March 31, 2013	$27.7	$.5	$28.2

	Three Months Ended March 31, 2012
	Residential	Commercial
	Mortgage-	Mortgage-
(millions)	Backed	Backed	Total
Beginning balance at January 1, 2012	$34.5	$1.3	$35.8
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	.1	0	.1
Reductions for securities sold/matured	0	(.2)	(.2)
Change in recoveries of future cash flows expected to be collected[1]	(2.3)	0	(2.3)
Reductions for previously recognized credit impairments written-down to fair value[2]	(4.0)	(.3)	(4.3)

Ending balance at March 31, 2012	$28.3	$.8	$29.1

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

Trading Securities At March 31, 2013 and 2012, and December 31, 2012, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2013 and 2012.

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

The following table shows the status of our derivative instruments at March 31, 2013 and 2012, and December 31, 2012, and for the three months ended March 31, 2013 and 2012; amounts are on a pretax basis:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities)			Net Realized Gains (Losses) on Securities
	Notional Value[1]					Fair Value			Three months ended
	March 31,		Dec. 31,			March 31,		Dec. 31,	March 31,
Derivatives designated as:	2013	2012	2012	Purpose	Classification	2013	2012	2012	2013	2012
Hedging instruments
Closed:
Ineffective cash flow hedge	$0	$13	$31	Manage interest rate risk	NA	$0	$0	$0	$0	$.3

Non-hedging instruments
Assets:
Corporate credit default swaps	0	25	0	Manage credit risk	Investments—fixed maturities	0	.4	0	0	(.4)

Liabilities:
Interest rate swaps	1,263	1,263	1,263	Manage portfolio duration	Other liabilities	(87.8)	(72.8)	(95.5)	1.3	(2.3)

Closed:
Corporate credit default swaps	0	0	25	Manage credit risk	NA	0	0	0	0	0

Total	NA	NA	NA			$(87.8)	$(72.4)	$(95.5)	$1.3	$(2.4)

NA= Not Applicable

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the period for closed positions.
[2]

To the extent we hold both derivative assets and liabilities with the same counterparty, that are subject to an enforceable master netting arrangement, we expect that we will report them on a gross basis on our balance sheets, consistent with our historical presentation.

CASH FLOW HEDGES

We did not repurchase any debt during the quarter ended March 31, 2013. During the quarter ended March 31, 2012 and the year ended December 31, 2012, we repurchased, in the open market, $12.6 million and $30.9 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million and $0.6 million, in the respective periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

INTEREST RATE SWAPS

During the periods ended March 31, 2013 and 2012, and December 31, 2012, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. At March 31, 2013, we held a 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. The combined open positions have generated an aggregate realized loss, as interest rates have fallen since the inception of these positions. As of March 31, 2013 and 2012, and December 31, 2012, the balance of the cash collateral that we had delivered to the applicable counterparty on these positions was $93.5 million, $79.7 million, and $105.0 million, respectively.

CORPORATE CREDIT DEFAULT SWAPS

Financial Services Sector – We held no credit default swaps in this sector at March 31, 2013 or December 31, 2012. During the period ended March 31, 2012, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We held this protection to reduce some of our exposure to additional valuation declines on a preferred stock position of the same issuer. As of March 31, 2012, the balance of the collateral that we had received from the counterparty on the then open position was $0.4 million.

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

Determining the fair value of the investment portfolio is the responsibility of management. As part of the responsibility, we evaluate whether a market is distressed or inactive in determining the fair value for our portfolio. We review certain market level inputs to evaluate whether sufficient activity, volume, and new issuances exist to create an active market. Based on this evaluation, we concluded that there was sufficient activity related to the sectors and securities for which we obtained valuations.

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2013
Fixed maturities:
U.S. government obligations	$3,099.2	$0	$0	$3,099.2	$3,015.6
State and local government obligations	0	1,813.9	0	1,813.9	1,771.6
Corporate debt securities	0	3,014.3	0	3,014.3	2,910.8

Subtotal	3,099.2	4,828.2	0	7,927.4	7,698.0

Asset-backed securities:
Residential mortgage-backed	0	535.7	85.6	621.3	595.7
Commercial mortgage-backed	0	2,152.9	27.3	2,180.2	2,107.2
Other asset-backed	0	940.8	0	940.8	929.2

Subtotal asset-backed securities	0	3,629.4	112.9	3,742.3	3,632.1

Redeemable preferred stocks:
Financials	0	132.2	0	132.2	110.7
Utilities	0	67.0	0	67.0	64.9
Industrials	0	177.4	0	177.4	180.3

Subtotal redeemable preferred stocks	0	376.6	0	376.6	355.9

Total fixed maturities	3,099.2	8,834.2	112.9	12,046.3	11,686.0

Equity securities:
Nonredeemable preferred stocks:
Financials	270.3	490.3	33.8	794.4	391.8
Utilities	0	26.2	0	26.2	20.7

Subtotal nonredeemable preferred stocks	270.3	516.5	33.8	820.6	412.5

Common equities:
Common stocks	2,099.1	0	0	2,099.1	1,385.3
Other risk investments	0	0	12.0	12.0	3.2

Subtotal common equities	2,099.1	0	12.0	2,111.1	1,388.5

Total fixed maturities and equity securities	5,468.6	9,350.7	158.7	14,978.0	13,487.0

Short-term investments:
Other short-term investments	1,984.2	337.5	0	2,321.7	2,321.7

Total portfolio	$7,452.8	$9,688.2	$158.7	$17,299.7	$15,808.7

Debt	$0	$2,397.2	$0	$2,397.2	$2,063.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2012
Fixed maturities:
U.S. government obligations	$3,140.1	$0	$0	$3,140.1	$3,045.6
State and local government obligations	0	1,764.7	0	1,764.7	1,718.3
Corporate debt securities	0	2,868.2	0	2,868.2	2,758.9

Subtotal	3,140.1	4,632.9	0	7,773.0	7,522.8

Asset-backed securities:
Residential mortgage-backed	0	380.0	58.7	438.7	448.5
Commercial mortgage-backed	0	2,098.9	22.8	2,121.7	2,052.2
Other asset-backed	0	1,234.7	1.8	1,236.5	1,224.4

Subtotal asset-backed securities	0	3,713.6	83.3	3,796.9	3,725.1

Redeemable preferred stocks:
Financials	24.8	109.3	0	134.1	120.7
Utilities	0	69.4	0	69.4	70.8
Industrials	0	179.3	0	179.3	184.3

Subtotal redeemable preferred stocks	24.8	358.0	0	382.8	375.8

Total fixed maturities	3,164.9	8,704.5	83.3	11,952.7	11,623.7

Equity securities:
Nonredeemable preferred stocks:
Financials	274.4	511.5	0	785.9	398.7
Utilities	0	46.5	0	46.5	35.3

Subtotal nonredeemable preferred stocks	274.4	558.0	0	832.4	434.0

Common equities:
Common stocks	2,085.4	0	0	2,085.4	1,453.9
Other risk investments	0	0	11.1	11.1	3.4

Subtotal common equities	2,085.4	0	11.1	2,096.5	1,457.3

Total fixed maturities and equity securities	5,524.7	9,262.5	94.4	14,881.6	13,515.0

Short-term investments:
Other short-term investments	1,179.5	340.6	0	1,520.1	1,520.1

Total portfolio	$6,704.2	$9,603.1	$94.4	$16,401.7	$15,035.1

Debt	$0	$2,337.0	$0	$2,337.0	$2,080.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2012
Fixed maturities:
U.S. government obligations	$2,896.5	$0	$0	$2,896.5	$2,806.4
State and local government obligations	0	1,964.4	0	1,964.4	1,914.4
Corporate debt securities	0	3,113.0	0	3,113.0	2,982.9

Subtotal	2,896.5	5,077.4	0	7,973.9	7,703.7

Asset-backed securities:
Residential mortgage-backed	0	382.7	45.5	428.2	413.4
Commercial mortgage-backed	0	2,023.4	25.3	2,048.7	1,963.9
Other asset-backed	0	948.6	0	948.6	936.0

Subtotal asset-backed securities	0	3,354.7	70.8	3,425.5	3,313.3

Redeemable preferred stocks:
Financials	0	129.7	0	129.7	110.7
Utilities	0	66.7	0	66.7	64.9
Industrials	0	178.3	0	178.3	181.3

Subtotal redeemable preferred stocks	0	374.7	0	374.7	356.9

Total fixed maturities	2,896.5	8,806.8	70.8	11,774.1	11,373.9

Equity securities:
Nonredeemable preferred stocks:
Financials	259.6	494.5	31.9	786.0	383.3
Utilities	0	26.4	0	26.4	20.7

Subtotal nonredeemable preferred stocks	259.6	520.9	31.9	812.4	404.0

Common equities:
Common stocks	1,887.0	0	0	1,887.0	1,367.2
Other risk investments	0	0	12.0	12.0	3.1

Subtotal common equities	1,887.0	0	12.0	1,899.0	1,370.3

Total fixed maturities and equity securities	5,043.1	9,327.7	114.7	14,485.5	13,148.2

Short-term investments:
Other short-term investments	1,679.9	310.1	0	1,990.0	1,990.0

Total portfolio	$6,723.0	$9,637.8	$114.7	$16,475.5	$15,138.2

Debt	$0	$2,394.4	$0	$2,394.4	$2,063.1

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the first quarter of 2013 or 2012. At December 31, 2012, we had one redeemable preferred security with a value of $25.0 million that was transferred from Level 1 to Level 2 as it was no longer traded on an exchange. We recognize transfers between levels at the end of the reporting period.

Our short-term security holdings classified as Level 1 are considered highly liquid, actively marketed, and have a very short duration, primarily seven days or less to redemption. These securities are held at their original cost, adjusted for any amortization of discount or premium, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period of less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we have the right to put the security back to the issuer at par.

At March 31, 2013 and 2012, and December 31, 2012, vendor-quoted prices represented 57% of our Level 1 classifications (excluding short-term investments). The securities quoted by vendors in Level 1 represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange.

At March 31, 2013, vendor-quoted prices comprised 96% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 4%, compared to 97% and 3%, and 98% and 2%, at March 31, 2012 and December 31, 2012, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews.

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

After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2013 and 2012, and December 31, 2012, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At both March 31, 2013 and December 31, 2012, we had one private common equity security with a value of $11.2 million that was priced internally. The same security had a value of $10.2 million at March 31, 2012. At March 31, 2013, we had one private preferred equity security, with a value of $33.8 million that was priced internally. The same security had a value of $31.9 million at December 31, 2012; we did not hold the security at March 31, 2012. At both March 31, 2013 and December 31, 2012, we did not have any securities in our fixed-maturity portfolio that were priced internally. At March 31, 2012, we had two fixed-maturity securities with an aggregate value of $0.5 million that were priced internally. Despite the lack of sufficient observable market information, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values as reported in the financial statements.

We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2013 and 2012:

	Level 3 Fair Value
	Three months ended March 31, 2013
					Net
	Fair value	Calls/			Realized		Net	Fair value
	at Dec. 31,	Maturities/			(gain)/loss	Change in	Transfers	at March 31,
(millions)	2012	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$45.5	$(5.3)	$45.2	$0	$0	$.2	$0	$85.6
Commercial mortgage-backed	25.3	(.4)	0	0	0	2.4	0	27.3
Other asset-backed	0	0	0	0	0	0	0	0

Total fixed maturities	70.8	(5.7)	45.2	0	0	2.6	0	112.9

Equity securities:
Nonredeemable preferred stocks:
Financials[1]	31.9	0	0	0	0	1.9	0	33.8
Common equities:
Other risk investments	12.0	0	0	0	0	0	0	12.0

Total Level 3 securities	$114.7	$(5.7)	$45.2	$0	$0	$4.5	$0	$158.7

[1]	The $1.9 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Three months ended March 31, 2012
					Net
	Fair Value	Calls/			Realized		Net	Fair value
	at Dec. 31,	Maturities/			(gain)/loss	Change in	Transfers	at March 31,
(millions)	2011	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$62.3	$(3.7)	$0	$0	$0	$.1	$0	$58.7
Commercial mortgage-backed	21.3	0	0	0	0	1.5	0	22.8
Other asset-backed	2.6	(.8)	0	0	0	0	0	1.8

Total fixed maturities	86.2	(4.5)	0	0	0	1.6	0	83.3

Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	11.5	0	0	0	0	(.4)	0	11.1

Total Level 3 securities	$97.7	$(4.5)	$0	$0	$0	$1.2	$0	$94.4

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2013 and 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Unobservable
	at Mar. 31,			Input
(millions)	2013	Valuation Technique	Unobservable Input	Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	16
Commercial mortgage-backed	27.4	External vendor	Prepayment rate[2]	0

Total fixed maturities	27.6

Equity securities:
Nonredeemable preferred stocks:
Financials	33.8	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%

Total	$72.6

Third-party pricing exemption securities[3]	86.1

Total Level 3 securities	$158.7

[1]	Assumes that one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[2]	Assumes that three securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[3]	The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Unobservable
	at Mar. 31,			Input
(millions)	2012	Valuation Technique	Unobservable Input	Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.3	Prepayment model	Prepayment rate[1]	7
Commercial mortgage-backed	.2	Matrix pricing model	Prepayment rate[2]	100

Total fixed maturities	.5

Equity securities:
Nonredeemable preferred stocks:
Financials	0
Common equities:
Other risk investments	10.2	Discounted consolidated equity	Discount for lack of marketability	20%

Total	$10.7

Third-party pricing exemption securities[3]	83.7

Total Level 3 securities	$94.4

[1]	Assumes that one security has 7% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[2]	Assumes that one security has 100% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[3]	The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

Due to the relative size of the securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net and comprehensive income. During the three months ended March 31, 2013 and 2012, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Note 4 Debt — Debt consisted of:

	March 31, 2013		March 31, 2012		December 31, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
7% Notes due 2013	$149.9	$154.9	$149.8	$163.1	$149.9	$157.1
3.75% Senior Notes due 2021	497.4	544.7	497.1	532.2	497.3	549.1
6 5/8% Senior Notes due 2029	295.2	382.6	295.0	370.2	295.2	385.0
6.25% Senior Notes due 2032	394.5	507.1	394.4	486.4	394.5	513.5
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	726.5	807.9	743.7	785.1	726.2	789.7

Total	$2,063.5	$2,397.2	$2,080.0	$2,337.0	$2,063.1	$2,394.4

We did not repurchase any debt securities in the first quarter of 2013. During the quarter ended March 31, 2012, and the year ended December 31, 2012, we repurchased, in the open market, $12.6 million and $30.9 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $0.7 million and $1.8 million in the respective periods. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million and $0.6 million during these same periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

Our next scheduled debt maturity is $150 million of our 7% Notes due October 2013.

Note 5 Income Taxes — At March 31, 2013 and 2012, and December 31, 2012, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the three months ended March 31, 2013, there have been no material changes in our uncertain tax positions.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2013	2012
Income taxes, net of refunds	$18.0	$12.0
Interest	19.3	30.6

Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Auto segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, and tow markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with unaffiliated insurance companies. All segment revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2013		2012
		Pretax		Pretax
		Profit		Profit
(millions)	Revenues	(Loss)	Revenues	(Loss)
Personal Lines
Agency	$2,107.2	$174.9	$1,960.6	$139.2
Direct	1,641.6	127.2	1,513.2	61.3

Total Personal Lines[1]	3,748.8	302.1	3,473.8	200.5
Commercial Auto	430.4	15.3	387.3	29.4
Other indemnity	.1	.3	.4	(1.2)

Total underwriting operations	4,179.3	317.7	3,861.5	228.7
Fees and other revenues[2]	68.4	NA	65.2	NA
Service businesses	8.4	(.2)	8.2	0
Investments[3]	181.1	176.2	192.2	188.0
Gains (losses) on extinguishment of debt	0	0	(.7)	(.7)
Interest expense	NA	(30.6)	NA	(31.9)

Consolidated total	$4,437.2	$463.1	$4,126.4	$384.1

[1]

Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in both the first quarters of 2013 and 2012; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.

[2]	Pretax profit (loss) for fees and other revenues are allocated to operating segments.
[3]	Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

NA = Not Applicable

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. Underwriting profitability is calculated by subtracting losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses from the total of net premiums earned and fees and other revenues. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations:

	Three Months Ended March 31,
	2013		2012
	Underwriting	Combined	Underwriting	Combined
	Margin	Ratio	Margin	Ratio
Personal Lines
Agency	8.3%	91.7%	7.1%	92.9%
Direct	7.8	92.2	4.1	95.9
Total Personal Lines	8.1	91.9	5.8	94.2
Commercial Auto	3.5	96.5	7.6	92.4
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	7.6	92.4	5.9	94.1

[1]	Underwriting margins/combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — Progressive maintains a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2013, the Board has determined the target percentage to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2012 target percentage.

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of March 31, 2013, the Gainshare factor was 1.15. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. However, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2013 will be paid, the Board would likely declare the 2013 annual dividend in December 2013, with a record date in January 2014 and payment shortly thereafter. For the three months ended March 31, 2013, our comprehensive income was $407.3 million, which is higher than the $206.5 million of after-tax underwriting income for the same period.

Progressive paid dividends per common share of $.2845 and $.4072 in February 2013 and 2012, respectively, under our annual variable dividend policy. These dividends were paid pursuant to declarations made by the Board of Directors in December 2012 and 2011. In addition to the annual variable dividend, the Board of Directors declared a $1.00 per common share special dividend in October 2012, which was paid in November 2012.

Note 9 Other Comprehensive Income – The components of other comprehensive income, including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1]	Foreign currency translation adjustment
Balance at December 31, 2012	$1,340.0	$(469.0)	$871.0	$862.7	$6.1	$2.2

Other comprehensive income before reclassifications:
Investment securities	227.8	(79.7)	148.1	148.1	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	.3	(.1)	.2	.2	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(.3)	.1	(.2)	0	0	(.2)

Total other comprehensive income before reclassifications	227.8	(79.7)	148.1	148.3	0	(.2)

Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(.1)	.1	0	0	0	0
Net realized gains (losses) on securities	75.6	(26.5)	49.1	49.1	0	0
Interest expense[2]	.5	(.2)	.3	0	.3	0

Total reclassification adjustment for amounts realized in net income	76.0	(26.6)	49.4	49.1	.3	0

Total other comprehensive income	151.8	(53.1)	98.7	99.2	(.3)	(.2)

Balance at March 31, 2013	$1,491.8	$(522.1)	$969.7	$961.9	$5.8	$2.0

[1]	Entered into for the purpose of managing interest rate risk associated with our debt issuances.
[2]	We expect to reclassify $2.2 million (pretax) into income during the next 12 months.

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

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. We establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure, which may include a range of loss. As to lawsuits in which the loss is not considered both probable and estimable, or is considered probable but not estimable we have not established a liability at this time in accordance with current accounting guidance. In the event that any one or more of these cases results in a substantial judgment against, or settlement by, Progressive, the resulting liability could have a material effect on our consolidated financial condition, cash flows, and/or results of operations.

For a further discussion on our pending litigation, see Note 12 – Litigation in our Annual Report to Shareholders for the year ended December 31, 2012.

Note 11 Reclassifications — For the period ended March 31, 2012, we reclassified net deferred income taxes to be reported as a separate line item and income taxes currently payable to be reported as a component of other liabilities to conform with the current-year presentation. As a result, total assets and total liabilities increased by $80.6 million, which is not material to the March 31, 2012 Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

During the first quarter 2013, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 7% and 2%, respectively, on a year-over-year basis. Underwriting profitability for the quarter was 7.6%, or $317.7 million, and our investment operations produced investment income of $100.5 million. Our investment income was down on a year-over-year basis, primarily reflecting lower yields. During the quarter, we also recognized $80.6 million of net realized gains on securities. Overall, our net income was up 20% to $308.6 million, or $.51 per share, for the first quarter 2013. Our total capital position (debt plus equity) increased $0.4 billion during the quarter, to $8.5 billion at March 31, 2013.

A. Operations

During the first quarter 2013, we realized a year-over-year increase in net premiums written of 7% on a companywide basis. Our Agency and Direct Personal Lines businesses grew 6% and 8%, respectively, and our Commercial Auto business grew 7%. To analyze growth, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention. For the first quarter 2013, rate increases taken during 2012 have been a significant contributor to the written premium growth, while new business applications decreased from last year in all our products and customer retention was down in personal auto but relatively flat in Commercial Auto and for our special lines products.

Adjusting rates is an ongoing process. In light of rising claims costs, we raised rates primarily in the second and third quarters of 2012 across all of our products, but primarily in personal auto. As a result, we started experiencing increases in personal auto written premium per policy that continued into the first quarter 2013. For the first quarter 2013, on a year-over-year basis, written premium per policy increased 7% and 6% in our Agency and Direct auto businesses, respectively. Commercial Auto premiums per policy increased about 9% for the first quarter 2013, and our special lines products written premium per policy was up 3%. We will continue to evaluate future rate needs and react quickly as we recognize changing trends.

As a result of the rate increases taken, new business applications declined. On a year-over-year basis, Personal Lines new applications decreased 12%, reflecting declines of 15% and 4% in our Agency and Direct auto businesses, respectively, and a 22% decrease in our special lines new applications. The colder weather in the northern states during the first quarter 2013, compared to an early motorcycle riding season last year, also contributed to a decline in our special lines new applications. Our Commercial Auto new applications decreased 5%.

Our renewal applications increased 5% in Personal Lines and 2% in Commercial Auto, primarily reflecting the policies in force growth we generated during 2012. Both our Agency and Direct businesses contributed to the Personal Lines increase.

We continued with the many initiatives we have in place to help stimulate growth and provide consumers with distinctive insurance options. During the quarter, our three primary initiatives all made meaningful progress, including:

•	Expansion of our mobile acquisition capabilities – our mobile technology is now able to provide the capability for almost all combinations of cars and drivers quoted on a mobile device.

•

Cross-sell our products – our relationships with our non-affiliated homeowner insurance carriers continue to grow and, during the quarter, significant marketing communication plans were developed or implemented to promote the bundling of home and auto insurance to our jointly appointed agents. In addition, we continued to enhance our systems to enable our agents and customer service representatives, as well as our customers, the ability to view all their Progressive products concurrently.

•

Snapshot®, our usage-based insurance product – we worked with our agents to “test drive” Snapshot to allow them to experience the product for themselves and to be able to communicate to their customers the ease of using Snapshot and the benefits of capturing the additional driver specific information provided by the device. Also during the quarter, we completed the development of a marketing campaign, which was launched early in the second quarter 2013, to communicate the benefits of Snapshot in a way we believe will help demonstrate the advantages to consumers. Specifically, the messaging focuses on how good drivers are paying more for insurance due to the poorer driving and insurance profile of other drivers.

On a companywide basis, year-over-year, policies in force grew 2%, with Personal Lines growing 2% and Commercial Auto increasing 1%. Our Direct auto business contributed to this increase with policies in force growth of 3%, or 107,200 additional policies; policies in force in our Agency auto business were up 22,800, compared to the first quarter last year. With a 2% increase in our special lines policies over last year, we ended the first quarter with nearly 12.9 million Personal Lines policyholders.

To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy decreased 3% and 5% for our Agency and Direct auto businesses, respectively, compared to last year, primarily due to rate increases taken during 2012. Our policy life expectancy for our Commercial Auto business and our special lines products was relatively flat compared to last year. These declines in retention were not unexpected following the rate increases we took in 2012. As policies begin to renew within the same rate plan, we believe that the decline in policy life expectancy will begin to reverse.

Our 7.6% companywide underwriting profit margin for the first quarter 2013 was 1.7 points better than our margin for the same period last year and exceeded our target of at least 4%. As previously discussed, the rate increases taken primarily in the second and third quarters of 2012 led to increased earned premium per policy in 2013, which was a significant contributor to the increased underwriting profitability. The favorable impact from this increase was partially offset by higher catastrophe losses as well as increased unfavorable development in the first quarter 2013, compared to the first quarter 2012. Hail storms in the southeast during the first quarter were higher than in recent years, adding about 0.7 loss ratio points on a year-over-year basis. In addition, unfavorable prior accident year development, primarily due to higher frequency and severity on late emerging claims in both our personal auto and Commercial Auto products, contributed about 1.6 points to our first quarter combined ratio.

B. Investments and Capital Management

The fair value of our investment portfolio was $17.3 billion at March 31, 2013. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, and

•	all other non-investment-grade fixed-maturity securities

Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities

We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, excluding interest-only securities, while all other debt securities derive their credit ratings from nationally recognized securities rating organizations (NRSRO) in determining whether securities should be classified as Group I or Group II. At March 31, 2013, 22% of our portfolio was allocated to Group I securities and 78% to Group II securities, compared to 21% and 79%, respectively, at December 31, 2012.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 2.1% for the first quarter 2013. Our common stock and fixed-income portfolios contributed to this positive total return with FTE returns of 10.6% and 0.9%, respectively. At March 31, 2013, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities.

Our recurring investment income generated a pretax book yield of 2.6% for the first quarter 2013. At March 31, 2013, our duration was 1.9 years to limit the potential loss of capital in the event of an increase in interest rates from their present low levels. We remain confident that our preference for shorter duration during times of extremely low interest rates is our best positioning.

At March 31, 2013, we held $13.3 million in Australian Treasury Bills to support our Australian operations; we held no other foreign sovereign debt. We held $621.1 million of U.S. dollar-denominated corporate bonds, preferred stocks (redeemable and nonredeemable), and other asset-backed securities issued by companies that are domiciled, or whose parent companies are domiciled, in European countries. Of these securities, $527.8 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries; $6.0 million are U.K.-domiciled other asset-backed securities; and $87.3 million are U.K.-domiciled financial institution nonredeemable preferred stocks. We had no direct exposure to Southern European-domiciled companies at March 31, 2013. In total, our European-domiciled fixed-income securities represented approximately 4% of our portfolio at March 31, 2013.

At March 31, 2013, our total capital (debt plus equity) was $8.5 billion, compared to $8.1 billion at December 31, 2012, and our debt-to-total capital ratio decreased to 24.4% from 25.6% at year-end 2012. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably write and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. For the three months ended March 31, 2013 and 2012, operations generated positive cash flows of $722.1 million and $708.4 million, respectively.

We held total capital (debt plus equity) of $8.5 billion, at book value, at March 31, 2013, compared to $8.3 billion and $8.1 billion at March 31, 2012 and December 31, 2012, respectively.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, any announced dividends, and other expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency. Our next scheduled debt maturity will be in October 2013 of the entire $150 million of our 7% Notes.

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

•

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, or investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8—Statutory Financial Information in our Annual Report to Shareholders for the year ended December 31, 2012.

•

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

During the first three months of 2013 and at all times during 2012, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.

The amount of capital in our third layer was at a level that allowed our Board of Directors to take several actions to return underleveraged capital to our investors, including:

•

Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. Although we did not repurchase any debt securities in the first quarter of 2013, during the first quarter of 2012, we repurchased, in the open market, $12.6 million in principal amount of our 6.70% Debentures.

•

Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of March 31, 2013, we had 39.8 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended March 31,
(millions, except per share amounts)	2013	2012
Total number of shares purchased	2.3	1.9
Total cost	$51.3	$37.7
Average price paid per share	$22.59	$20.19

•

Dividends. As part of our capital management activities, in February 2013 and 2012, we paid our annual variable dividend of $.2845 and $.4072 per share, respectively, which were each declared in December of the prior year.

Short-Term Borrowings

During the three months ended March 31, 2013 and throughout 2012, we did not engage in short-term borrowings to fund our operations. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.

On March 25, 2013, we entered into an unsecured, discretionary line of credit with PNC Bank, National Association (“PNC”) in the maximum principal amount of $100 million. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable, daily rate, and must be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, March 25, 2014. We did not have any borrowings under this agreement during March 2013.

We did not enter into any repurchase agreements in the first quarter 2013. During eight days in the first quarter 2012, we engaged in repurchase agreements under which we loaned U.S. Treasury securities to internally approved brokerage firms in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations—Investments; Repurchase and Reverse Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at March 31, 2013 or 2012, or December 31, 2012.

B. Commitments and Contingencies

Contractual Obligations

During the first three months of 2013, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance-Sheet Arrangements

Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2—Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2012. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2012.

Other

As of March 31, 2013, we have in operation 56 service centers, 2 of which were added in the first quarter 2013, in 41 metropolitan areas across the country, that provide our concierge level of claims service and are designed to provide end-to-end resolution for auto physical damage losses. In 17 of these centers, we have combined a claims office with a service center to improve our efficiency. In an effort to provide the service center experience to more of our expanding customer population, over the next four years we expect to complete construction of 10-20 new service centers, each co-located with a full service claims office. The cost of these facilities, excluding land, is estimated to average $4 to $6 million per center, depending on a number of variables, including the size and location of the center.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended March 31,
($ in millions)	2013	2012	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,202.2	$2,076.5	6
Direct	1,786.3	1,656.5	8

Total Personal Lines	3,988.5	3,733.0	7
Commercial Auto	460.9	429.5	7
Other indemnity	0	0	NM

Total underwriting operations	$4,449.4	$4,162.5	7

NET PREMIUMS EARNED
Personal Lines
Agency	$2,107.2	$1,960.6	7
Direct	1,641.6	1,513.2	8

Total Personal Lines	3,748.8	3,473.8	8
Commercial Auto	430.4	387.3	11
Other indemnity	.1	.4	(75)

Total underwriting operations	$4,179.3	$3,861.5	8

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2013	2012	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,839.4	4,816.6	0
Direct auto	4,094.7	3,987.5	3

Total auto	8,934.1	8,804.1	1
Special lines[1]	3,935.8	3,852.3	2

Total Personal Lines	12,869.9	12,656.4	2

Commercial Auto	519.6	513.8	1

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

Growth Over Prior Year Quarter
	2013	2012
APPLICATIONS
Personal Lines
New	(12) %	7%
Renewal	5%	4%
Commercial Auto
New	(5) %	8%
Renewal	2%	(3) %

New applications in our Personal Lines business decreased for the first three months of 2013, compared to last year, with a significant decrease in our Agency auto business and a more modest decrease in our Direct auto business, primarily reflecting rate increases taken in the second and third quarters of 2012. In addition, new applications for our special lines products decreased significantly, primarily reflecting both rate increases taken during the second half of 2012 and cooler weather in the northern states during the first quarter 2013. Our Commercial Auto business also experienced a decrease in new applications, primarily reflecting rate increases taken throughout 2012 and during the first quarter 2013.

We remain focused on providing consumers with distinctive auto insurance options and, as such, we are always refining our core product design. Our newest personal auto product model, which further refines our segmentation and incorporates the best design elements of the Agency and Direct auto products, was available in 44 states plus the District of Columbia (“jurisdictions”) as of March 31, 2013. We plan to extend the rollout to two additional states during the year, which will substantially complete the rollout of this product model.

Snapshot®, our usage-based insurance product, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot was made available in one additional state in the first quarter 2013. Snapshot is available to our Direct auto customers in 45 jurisdictions, while our Agency auto customers have access to Snapshot in 40 of those 45 jurisdictions. We plan to expand Snapshot into additional states, subject to regulatory approval.

In 2012, we launched a national rollout of our program to offer consumers the opportunity to “test drive” Snapshot without having to change their current insurance to encourage many more people to consider Progressive for their auto insurance needs. In an effort to increase participation in the program, during the first quarter 2013, we completed the development of a marketing campaign, which was launched early in the second quarter 2013, to communicate the benefits of Snapshot in a way we believe will help make the product offering relevant for consumers. Specifically, the messaging focuses on how good drivers are paying more for insurance due to the poorer driving and insurance profile of other drivers. In addition, several thousand of our independent insurance agents took the opportunity to “test drive” Snapshot to allow them to experience the product and enable them to communicate with their customers the ease of using the Snapshot device and the benefits of capturing the additional rating variable. We are hopeful that these messages will resonate with consumers.

We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA). Multi-product customers are an important part of our strategic agenda, since they stay with us longer, have better loss experience, and represent a sizable segment of the market. We have additional opportunity for growth in this area.

Progressive Home Advantage, the program in which we “bundle” our auto product with property insurance provided by one of several unaffiliated insurance carriers, is increasingly an integral part of our consumer offerings. As of March 31, 2013, this program was available to Direct customers in 48 states, Agency customers in 23 states, and to both Direct and Agency customers in the District of Columbia. PHA is not currently available to customers in Florida and Alaska.

During the first quarter 2013, we developed and implemented significant marketing communication plans with American Strategic Insurance (ASI), the primary PHA provider for our Agency customers. These plans were designed to promote the home and auto insurance bundle to our jointly appointed agents. We acquired a non-controlling interest in the corporate parent of ASI during 2012.

Expanding our offerings in the mobile space remains an important initiative. Consumers have the ability to obtain a quote and buy an auto insurance policy on our mobile website in all states and the District of Columbia. In the first quarter 2013, we expanded our mobile quoting feature to allow up to five drivers and four vehicles to obtain a quote. This multi-driver, multi-vehicle feature is available nationwide. We continue to see an increasing number of our Direct business quotes starting on a mobile device.

We continue to provide the comparison rate experience on a mobile device in most of the country. We also allow consumers to use the camera in their mobile device to photograph their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote. This feature is available in 36 states and the District of Columbia. In addition, policyholders are able to make payments and add certain endorsements from their mobile device, as well as receive identification cards and severe weather text alerts. Furthermore, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is now accessible to agents for many brands of tablet computers and mobile phones. We realize the importance of the mobile space and continue to look for opportunities to add new functionality to our mobile website and mobile applications.

We continued the national rollout of a product model in our Commercial Auto business that began in 2011. This model, which expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer, is available in 48 states, including two states added in the first quarter 2013. We plan to continue the rollout to our only remaining Commercial Auto business state in the second quarter 2013. Through our Progressive Commercial AdvantageSM program, we offer general liability and business owners policies and workers’ compensation coverage, all of which are underwritten by five unaffiliated insurance companies. The workers’ compensation coverage is offered in 28 states, including 14 states added in the first quarter 2013, while the other products are offered in the 49 states where we write commercial auto business.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year Quarter
	2013	2012
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	6%	1%
Commercial Auto	9%	10%

We increased rates in our personal auto business in 2012 in response to rising claims costs, driven primarily by increased severity. For our Commercial Auto business, the increase in written premium per policy reflects rate increases taken throughout 2012 and continuing into the first three months of 2013. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

Growth Over Prior Year
	2013	2012
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	(3) %	3%
Special lines	0%	0%
Commercial Auto	0%	0%

Although we experienced an increase in the number of personal auto renewal applications year over year, the length of time these customers are remaining as policyholders has declined in the first quarter 2013, primarily reflecting rate increases taken in many states in the second and third quarters of 2012. Policy life expectancies for our special lines products and our Commercial Auto business have seen little change over the last several years. Recognizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and having the products and services available for our customers as their needs change during their insurable life.

B. Profitability

Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned plus fees and other revenues less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	2013		2012
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$174.9	8.3%	$139.2	7.1%
Direct	127.2	7.8	61.3	4.1

Total Personal Lines	302.1	8.1	200.5	5.8
Commercial Auto	15.3	3.5	29.4	7.6
Other indemnity[1]	.3	NM	(1.2)	NM

Total underwriting operations	$317.7	7.6%	$228.7	5.9%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our first quarter 2013 underwriting margin exceeded our profitability target of at least 4% and, on a year-over-year basis, increased 1.7 percentage points, primarily due to a lower expense ratio as underwriting expenses grew at a slower pace than net premiums earned.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2013	2012	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	71.4	71.9	(.5) pts.
Underwriting expense ratio	20.3	21.0	(.7) pts.

Combined ratio	91.7	92.9	(1.2) pts.

Personal Lines—Direct
Loss & loss adjustment expense ratio	70.8	71.6	(.8) pts.
Underwriting expense ratio	21.4	24.3	(2.9) pts.

Combined ratio	92.2	95.9	(3.7) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	71.1	71.8	(.7) pts.
Underwriting expense ratio	20.8	22.4	(1.6) pts.

Combined ratio	91.9	94.2	(2.3) pts.

Commercial Auto
Loss & loss adjustment expense ratio	73.9	69.1	4.8 pts.
Underwriting expense ratio	22.6	23.3	(.7) pts.

Combined ratio	96.5	92.4	4.1 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	71.4	71.5	(.1) pts.
Underwriting expense ratio	21.0	22.6	(1.6) pts.

Combined ratio	92.4	94.1	(1.7) pts.

Accident year loss & loss adjustment expense ratio[3]	69.8	70.4	(.6) pts.

[1]	Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit of $0.3 million for the three months ended March 31, 2013, compared to an underwriting loss of $1.2 million for the three months ended March 31, 2012; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2013	2012
Change in net loss and LAE reserves	$57.0	$100.4
Paid losses and LAE	2,928.5	2,662.0

Total incurred losses and LAE	$2,985.5	$2,762.4

Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our estimated needed reserves are adjusted as more information becomes available and these underlying assumptions change.

Our total loss and loss adjustment expense ratio decreased 0.1 points for the first quarter 2013, compared to the first quarter 2012. During the quarter, we experienced a small increase in loss frequency, a modest increase in loss severity, an increase in catastrophe losses, and greater unfavorable reserve development in the first quarter 2013, compared to the first quarter 2012. The increase in these costs was offset by an increase in average net premiums earned, leaving our loss and LAE ratio relatively flat on a year-over-year basis. The loss and LAE ratio for our Commercial Auto business was up 4.8 points year over year due to greater unfavorable reserve development in 2013, reflecting higher frequency and severity on late emerging claims primarily in our bodily injury coverage.

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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 3% for the first quarter 2013, compared to the first quarter 2012. Severity for our property damage and collision coverages were up about 6%-7% year over year, partially reflecting an increase in total losses. Severity for our personal injury protection (PIP) coverage decreased about 5%, while severity for our bodily injury coverage remained relatively steady compared to last year, with an increase of about 1%.

It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar year basis, increased about 1% for the first three months of 2013, compared to the same period last year. Frequency for our collision coverage increased about 4%, primarily reflecting low frequency in the first quarter 2012 due to the unusually mild weather we experienced during that period. On a year-over-year basis, frequency was down about 3%-5% for our bodily injury and PIP coverages and was relatively flat for our property damage coverage.

We continue to closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We will analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

We experienced severe weather conditions during the first quarters of both 2013 and 2012. Despite first quarter 2013 having a fewer number of storms than first quarter 2012, the amount of losses incurred was higher in 2013. Substantially all of the catastrophe losses in 2013 were due to hail storms in the southeast, while 2012 storms impacted several areas of the country. The following table shows catastrophe losses incurred during the periods:

	Three Months Ended March 31,
(millions)	2013	2012
Catastrophe losses incurred	$46.2	$16.0

Increase to combined ratio	1.1 pts.	.4 pts.

We continue to respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended March 31,
($ in millions)	2013	2012
Actuarial Adjustments
Reserve decrease/(increase)
Prior accident years	$12.6	$27.0
Current accident year	.5	7.1

Calendar year actuarial adjustments	$13.1	$34.1

Prior Accident Years Development
Favorable/(Unfavorable)
Actuarial adjustments	$12.6	$27.0
All other development	(77.8)	(71.3)

Total development	$(65.2)	$(44.3)

(Increase)/decrease to calendar year combined ratio	(1.6)pts.	(1.1)pts.

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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first quarters of both 2013 and 2012.

First quarter 2013

•

The unfavorable prior year reserve development was primarily attributable to accident year 2012 and, to a lesser extent, accident year 2011. The aggregate reserve development for accident years 2010 and prior was minimal.

•	Nearly 65% of our unfavorable reserve development was in our Personal Lines business, almost entirely in the Agency channel, with the remainder primarily in our Commercial Auto business.

•

The Personal Lines development reflected unfavorable reserve development in our personal auto business in our IBNR reserves due to higher frequency and severity on late emerging claims primarily in our bodily injury and property damage coverages.

•	In our Commercial Auto business, we experienced unfavorable development due to higher frequency and severity on late emerging claims primarily in our bodily injury coverage for our truck business.

First quarter 2012

•	The majority of the unfavorable reserve development was attributable to accident year 2011; the aggregate reserve development for accident years 2010 and prior was slightly favorable.

•	Nearly 95% of our unfavorable reserve development was in our Personal Lines business (Agency channel), with the remainder primarily in our Commercial Auto business.

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

Underwriting Expenses

Progressive’s policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned decreased 1.6 points for the three-month period ended March 31, 2013, compared to the same period last year. Our underwriting expenses grew at a slower rate than net premiums earned. In addition, during the first quarter 2012, we incurred about $16.8 million of deferred acquisition costs that no longer met the criteria for deferral upon adoption of a new accounting standard at the beginning of 2012. Under the new standard, only costs associated with the successful acquisition or renewal of insurance contracts qualify for deferral.

C. Personal Lines

Growth 2013 vs. 2012 First Quarter
Net premiums written	7%
Net premiums earned	8%
Policies in force	2%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the first quarter 2013 and 2012. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 93% of our total Personal Lines net premiums written in the first three months of both 2013 and 2012. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. Compared to March 31, 2012, policies in force grew 1% for auto and 2% for special lines products. Net premiums written for personal auto increased 7% and 6% for the first quarter 2013 and 2012, respectively; special lines net premiums written grew 1% and 3%, respectively, for the same periods.

Our total Personal Lines business generated combined ratios of 91.9 and 94.2 for the first quarter 2013 and 2012, respectively. In the first three months of 2013, 45 states were profitable, compared to 47 states and the District of Columbia for the first quarter 2012; in 2013, 8 of our 10 largest states were profitable, compared to all of our top 10 states in 2012. The special lines products had a favorable impact of 2.7 points on the total Personal Lines combined ratio for the first quarter of both 2013 and 2012. The special lines products are typically used more during the warmer weather months and, therefore, historically our Personal Lines combined ratio is lower during the first quarter than in the second and third quarters.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2013 vs. 2012 First Quarter
Net premiums written	6%
Net premiums earned	7%
Auto: policies in force	0%
new applications	(15) %
renewal applications	4%
written premium per policy	7%
policy life expectancy	(3) %

The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for the three-month period ended March 31, 2013, we generated new Agency auto application growth in only 13 states, but not in any of our top 10 Agency auto states based on volume. As discussed previously, the decrease in new application growth reflects the rate increases taken during the second and third quarters of 2012.

Rate increases taken during 2012 were also a primary factor in the year-over-year increase in written premium per policy and the declining retention (measured by policy life expectancy) experienced in our Agency auto business in the first quarter 2013. Written premium per policy for Agency auto increased 6% for new business and 7% for renewal business, compared to the same period last year.

On a year-over-year basis, we saw a significant increase in Agency auto quotes, reflecting very strong increases in quoting on third-party comparative rating systems, primarily driven by the addition of real-time comparative rating in California. Excluding the quote volume generated in California, our Agency auto quotes were relatively flat. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) experienced a significant decrease for the first quarter 2013, due in large part to the rate increases taken last year.

The Direct Business

Growth 2013 vs. 2012 First Quarter
Net premiums written	8%
Net premiums earned	8%
Auto: policies in force	3%
new applications	(4) %
renewal applications	5%
written premium per policy	6%
policy life expectancy	(5) %

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. Similar to the Agency business, Direct auto new applications were affected by the rate increases taken during 2012, but to a lesser extent. For the first quarter 2013, we experienced an increase in new Direct auto applications in 22 states, compared to the same period last year, including 6 of our top 10 Direct auto states.

Prior year rate increases were also a primary factor in the year-over-year increases in written premium per policy and the decline in the Direct auto business policy life expectancy. For the Direct auto business, written premium per policy increased about 5%-6% for both new and renewal business in the first quarter 2013, compared to the same period last year.

On a year-over-year basis, the total number of quotes in the Direct business increased 9% for the first quarter 2013, driven by a significant increase in Internet quotes, while quotes generated via the phone were down. We continue to see more quotes coming from mobile devices. The overall Direct business conversion rate saw a significant decline in the first quarter 2013, in both Internet and phone quotes.

The underwriting expense ratio for our Direct business decreased 2.9 points for the first quarter 2013, compared to the same period last year. Higher earned premium in the first quarter 2013, compared to the first quarter 2012, was the primary contributor to the decrease in the underwriting expense ratio. In addition, in the first quarter 2012, we recognized previously deferred acquisition costs that no longer met the criteria for deferral under new accounting guidance.

On a year-over-year basis, our advertising expenditures were relatively comparable to the first quarter last year. We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets. During the quarter, we developed a campaign to promote the benefits of Snapshot, or “test drive,” to engage the consumer and communicate how this product offering is relevant to them. This campaign will join our other advertisements which continue to use “Flo” both in and out of the “Superstore.”

D. Commercial Auto

	Growth 2013 vs. 2012 First Quarter
Net premiums written	7%
Net premiums earned	11%
Policies in force	1%
New applications	(5	) %
Renewal applications	2%
Written premium per policy	9%
Policy life expectancy	0%

Progressive’s Commercial Auto business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring two or fewer vehicles. Our Commercial Auto business represented 10% of our total net premiums written for both the first quarter 2013 and 2012. This business is primarily distributed through independent agents and operates in the following business market targets:

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

Our Commercial Auto business generated growth in net premiums written for the first quarter 2013, compared to last year, primarily reflecting the increase in written premium per policy. Rate increases taken throughout 2012 and into the first quarter 2013 contributed to the decrease in new applications in our Commercial Auto business for the first quarter 2013.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. As of April 30, 2012, we are no longer writing any new professional liability business; the business written for these products during 2012 is 100% reinsured.

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

Through Progressive Home Advantage, we offer, either directly or through our network of independent agents, home, condominium, and renters insurance written by unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not currently available to customers in Florida and Alaska. For the policies written under this program in our Direct business, we receive commissions, all of which are used to offset the expenses associated with maintaining this program.

Through Progressive Commercial Advantage, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by five unaffiliated insurance companies or placed with other companies through an unaffiliated agency. This program offers general liability and business owners policies in the 49 states where we write commercial auto insurance and workers’ compensation coverage in 28 states as of March 31, 2013. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Our service businesses generated an operating loss of $0.2 million for the first quarter 2013, compared to generating revenues equal to expenses for the same period last year.

G. Income Taxes

Income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. At March 31, 2013 and 2012, and December 31, 2012, we had net current income taxes payable, which were reported as part of “other liabilities,” and net deferred income tax assets, which are separately disclosed on the balance sheets. The decrease in our net deferred tax asset is primarily due to the increase in net unrealized gains that occurred in our investment portfolio.

A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At March 31, 2013 and 2012, and at December 31, 2012, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There were no material changes in our uncertain tax positions during the quarter ended March 31, 2013.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2013
Fixed maturities	$12,046.3	69.6%	2.3	AA-
Nonredeemable preferred stocks	820.6	4.8	1.0	BBB-
Short-term investments – other	2,321.7	13.4	<.1	AAA-

Total fixed-income securities	15,188.6	87.8	1.9	AA-
Common equities	2,111.1	12.2	na	na

Total portfolio[2,3]	$17,299.7	100.0%	1.9	AA-

March 31, 2012
Fixed maturities	$11,952.7	72.8%	2.2	AA-
Nonredeemable preferred stocks	832.4	5.1	1.1	BBB-
Short-term investments – other	1,520.1	9.3	<.1	AAA-

Total fixed-income securities	14,305.2	87.2	1.9	AA-
Common equities	2,096.5	12.8	na	na

Total portfolio[2,3]	$16,401.7	100.0%	1.9	AA-

December 31, 2012
Fixed maturities	$11,774.1	71.5%	2.2	AA-
Nonredeemable preferred stocks	812.4	4.9	.9	BBB-
Short-term investments – other	1,990.0	12.1	<.1	AAA-

Total fixed-income securities	14,576.5	88.5	1.9	AA-
Common equities	1,899.0	11.5	na	na

Total portfolio[2,3]	$16,475.5	100.0%	1.9	AA-

na = not applicable

[1]

Represents ratings at period end. Credit quality ratings are assigned by nationally recognized securities rating organizations (NRSRO). To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.

[2]

At March 31, 2013, we had $7.5 million of net unsettled security transactions, including collateral on open derivative positions, recognized in other liabilities, compared to $27.4 million in other liabilities at March 31, 2012 and $90.9 million in other assets at December 31, 2012.

[3]

The total fair value of the portfolio at March 31, 2013 and 2012, and December 31, 2012 included $1.2 billion, $1.5 billion, and $1.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company.

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

The following tables show the composition of our Group I and Group II securities at March 31, 2013 and 2012, and December 31, 2012:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2013
Group I securities:
Non-investment-grade fixed maturities	$582.8	3.4%
Redeemable preferred stocks[1]	268.1	1.5
Nonredeemable preferred stocks	820.6	4.8
Common equities	2,111.1	12.2

Total Group I securities	3,782.6	21.9
Group II securities:
Other fixed maturities[2]	11,195.4	64.7
Short-term investments – other	2,321.7	13.4

Total Group II securities	13,517.1	78.1

Total portfolio	$17,299.7	100.0%

March 31, 2012
Group I securities:
Non-investment-grade fixed maturities	$481.5	2.9%
Redeemable preferred stocks[1]	295.6	1.8
Nonredeemable preferred stocks	832.4	5.1
Common equities	2,096.5	12.8

Total Group I securities	3,706.0	22.6
Group II securities:
Other fixed maturities[2]	11,175.6	68.1
Short-term investments – other	1,520.1	9.3

Total Group II securities	12,695.7	77.4

Total portfolio	$16,401.7	100.0%

December 31, 2012
Group I securities:
Non-investment-grade fixed maturities	$482.9	2.9%
Redeemable preferred stocks[1]	288.2	1.8
Nonredeemable preferred stocks	812.4	4.9
Common equities	1,899.0	11.5

Total Group I securities	3,482.5	21.1
Group II securities:
Other fixed maturities[2]	11,003.0	66.8
Short-term investments – other	1,990.0	12.1

Total Group II securities	12,993.0	78.9

Total portfolio	$16,475.5	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $159.6 million, $208.4 million, and $201.7 million at March 31, 2013 and 2012, and December 31, 2012, respectively.
[2]	Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $108.5 million, $87.2 million, and $86.5 million at March 31, 2013 and 2012, and December 31, 2012, respectively.

To determine the allocation between Group I and Group II, we use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, excluding interest-only securities, and the credit ratings from nationally recognized securities rating organizations (NRSRO) for all other debt securities. NAIC ratings are based on a model that considers the book price of our securities when assessing the probability of future losses in assigning a credit rating. As a result, NAIC ratings can vary from credit ratings issued by NRSROs. Management believes NAIC ratings more accurately reflect our risk profile when determining the asset allocation between Group I and II securities.

Unrealized Gains and Losses

As of March 31, 2013, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,479.9 million, compared to $1,361.9 million and $1,327.3 million at March 31, 2012 and December 31, 2012, respectively.

The net unrealized gains in our fixed-income portfolio increased $34.6 million since March 31, 2012, reflecting a narrowing of credit spreads (i.e., a decrease in the risk premium paid above the comparable Treasury rate) as well as somewhat lower interest rates for the period. Since December 31, 2012, our fixed-income portfolio’s net unrealized gains decreased $41.3 million, resulting from sales of securities with gains during the period. The net unrealized gains in our common stock portfolio increased $83.4 million and $193.9 million over the same time periods, reflecting positive returns in the broad equity market somewhat offset by sales of securities with gains during the third quarter 2012.

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

The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

	March 31, 2013		March 31, 2012		December 31, 2012
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$13,241.2	92.2%	$12,585.8	93.4%	$12,803.8	93.0%
Long term	73.6	.5	53.9	.4	91.0	.7
Non-investment-grade fixed maturities[2]	1,053.2	7.3	833.1	6.2	869.3	6.3

Total	$14,368.0	100.0%	$13,472.8	100.0%	$13,764.1	100.0%

[1]

Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.

[2]	Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by the lowest rating from a NRSRO.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at March 31, 2013 and 2012, and December 31, 2012. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2013	March 31, 2012	December 31, 2012
1 year	23.3%	19.0%	29.8%
2 years	17.3	20.7	17.7
3 years	30.8	29.5	28.4
5 years	22.2	27.5	17.8
10 years	6.4	3.3	6.3

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2013	March 31, 2012	December 31, 2012
AAA	54.5%	55.7%	54.1%
AA	12.0	12.0	12.2
A	5.3	4.9	4.0
BBB	18.8	19.5	21.3
Non-investment grade/non-rated	9.4	7.9	8.4

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk in the context of asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At March 31, 2013, we were within all of the constraints described above.

We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first three months of 2013, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such call dates (extension risk). Most of our preferred securities either convert from a fixed-rate coupon to a variable-rate coupon after the call date, or remain variable-rate coupon securities after the call date. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly, to a credit spread premium that was fixed when the security was first issued. Many of these securities have a minimum or floor coupon that is currently in effect. Extension risk on holding these securities is limited to the credit risk premium being below that of a similar security since the benchmark variable-rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. Since the beginning of 2011, ten securities that converted from a fixed-rate coupon to a variable-rate coupon had their first call date; only two of these securities were called. The eight securities that were not called had a value of $304.8 million at March 31, 2013.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of March 31, 2013, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $1.1 billion, or 8%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2013. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2013:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$929.9	1.2
Two to five years	1,980.2	3.2
Five to nine years	189.1	6.5

Total U.S. Treasury Notes	3,099.2	2.8

Interest Rate Swaps
Two to five years ($900 notional value)	0	(3.5)
Five to nine years ($363 notional value)	0	(5.9)

Total interest rate swaps ($1,263 notional value)	0	(4.2)

Total U.S. government obligations	$3,099.2	1.1

The interest rate swap positions show a fair value of zero as they are in an overall liability position of $87.8 million, which is fully funded through collateral payments to the counterparty; the liability is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$213.5	$7.0	5.7%	2.0	A-
Alt-A collateralized mortgage obligations	65.9	3.7	1.8	1.6	A

Collateralized mortgage obligations	279.4	10.7	7.5	1.9	A-
Home equity (sub-prime bonds)	341.9	14.9	9.1	<.1	BB+

Residential mortgage-backed securities	621.3	25.6	16.6	.7	BBB

Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	2,005.8	60.9	53.5	3.5	AA+
Commercial mortgage-backed obligations: interest only	174.4	12.1	4.7	2.1	AA+

Commercial mortgage-backed obligations	2,180.2	73.0	58.2	3.4	AA+

Other asset-backed securities:
Automobile	410.6	4.6	11.0	1.0	AAA
Credit card	55.7	2.7	1.5	2.0	AAA
Other[1]	474.5	3.7	12.7	1.1	AAA-

Other asset-backed securities	940.8	11.0	25.2	1.1	AAA-

Total asset-backed securities	$3,742.3	$109.6	100.0%	2.4	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2012
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$217.5	$.1	5.7%	1.6	A-
Alt-A collateralized mortgage obligations	42.5	1.6	1.1	2.4	A-

Collateralized mortgage obligations	260.0	1.7	6.8	1.7	A-
Home equity (sub-prime bonds)	178.7	(11.5)	4.7	1.1	BBB+

Residential mortgage-backed securities	438.7	(9.8)	11.5	1.4	A-

Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	1,855.2	59.5	48.9	2.3	AA+
Commercial mortgage-backed obligations: interest only	266.5	10.0	7.0	1.8	AAA-

Commercial mortgage-backed obligations	2,121.7	69.5	55.9	2.2	AA+

Other asset-backed securities:
Automobile	652.3	6.5	17.2	1.3	AAA
Credit card	157.4	4.3	4.1	1.2	AAA
Other[1]	426.8	1.4	11.3	1.2	AAA-

Other asset-backed securities	1,236.5	12.2	32.6	1.2	AAA-

Total asset-backed securities	$3,796.9	$71.9	100.0%	1.8	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2012
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$190.4	$5.4	5.6%	1.8	A-
Alt-A collateralized mortgage obligations	40.7	2.8	1.2	1.4	BBB+

Collateralized mortgage obligations	231.1	8.2	6.8	1.8	A-
Home equity (sub-prime bonds)	197.1	6.6	5.8	<.1	BBB

Residential mortgage-backed securities	428.2	14.8	12.6	.7	BBB+

Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	1,865.3	74.1	54.4	3.1	AA+
Commercial mortgage-backed obligations: interest only	183.4	10.7	5.4	2.1	AAA-

Commercial mortgage-backed obligations	2,048.7	84.8	59.8	3.0	AA+

Other asset-backed securities:
Automobile	498.2	5.7	14.5	1.1	AAA
Credit card	56.0	3.0	1.6	2.2	AAA
Other[1]	394.4	4.1	11.5	.8	AAA-

Other asset-backed securities	948.6	12.8	27.6	1.0	AAA-

Total asset-backed securities	$3,425.5	$112.4	100.0%	2.2	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

Substantially all of the asset-backed securities have widely available market quotes. As of March 31, 2013, approximately 11% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, fixed-income securities, during the first quarter 2013, we continued to purchase securities with solid credit profiles, primarily in the commercial mortgage-backed markets. These investments have substantial structural credit support (i.e., the amount of underlying principal balance that is available to absorb losses before our position begins to recognize losses due to further defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we recognized $0.1 million during the first three months of 2013, compared to $ 0.6 million during the same period last year. These write downs occurred primarily in the residential mortgage sectors of our asset-backed portfolio as detailed below.

Collateralized Mortgage Obligations At March 31, 2013, 7.5% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the first quarter 2013, we recorded no credit loss write-downs on our CMO portfolio, compared to the first quarter 2012, when we recorded $0.4 million, due to estimated principal losses in our most recent cash flow projections. We did not have any write-downs on Alt-A securities during the same periods. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at March 31, 2013 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2013)
($ in millions) Rating[1]	Non-agency prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$65.4	$20.3	$8.1	$93.8	33.6%
AA	0	0	1.9	1.9	.7
A	40.0	28.1	0	68.1	24.3
BBB	17.3	0	0	17.3	6.2
Non-investment grade	78.2	17.5	2.6	98.3	35.2

Total	$200.9	$65.9	$12.6	$279.4	100.0%

Increase (decrease) in value	3.0%	6.0%	10.1%	4.0%

[1]

The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $20.9 million, or 7.4% of the total.

[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Home-Equity Securities At March 31, 2013, 9.1% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the three months ended March 31, 2013, we recorded $0.1 million in write-downs, compared to $0.1 million for the three months ended March 31, 2012. The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at March 31, 2013, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at March 31, 2013)
($ in millions) Rating[1]	Total	% of Total
AAA	$10.4	3.0%
AA	5.0	1.5
A	33.9	9.9
BBB	30.6	9.0
Non-investment grade	262.0	76.6

Total	$341.9	100.0%

Increase (decrease) in value	4.6%

[1]

The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $30.2 million, or 8.8% of the total.

Commercial Mortgage-Backed Securities At March 31, 2013, 53.5% of our asset-backed securities were commercial mortgage-backed securities (CMBS bonds) and 4.7% were CMBS interest-only securities (IO). During the three months ended March 31, 2013, we did not record any write-downs on our IO portfolio, compared to $0.1 million during the three months ended March 31, 2012. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2013)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
CMBS bonds	$1,472.8	$263.4	$144.8	$88.1	$36.7	$2,005.8	92.0%
IO	155.9	3.5	0	3.6	11.4	174.4	8.0

Total fair value	$1,628.7	$266.9	$144.8	$91.7	$48.1	$2,180.2	100.0%

% of Total fair value	74.7%	12.2%	6.7%	4.2%	2.2%	100.0%

[1]

The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS bonds, the non-investment-grade securities (i.e., Group I) represent $46.5 million, or 2.1%, of the total.

The securities in the CMBS bond portfolio that are rated BBB or lower had a net unrealized gain of $16.7 million at March 31, 2013 and an average duration of 2.0 years, compared to 3.4 years for the entire CMBS portfolio. The following table summarizes the composition of our CMBS bond portfolio:

CMBS Bond Portfolio (at March 31, 2013)
($ in millions) Vintage	Multi-Borrower	Single-Borrower	Total
1997-2005	$603.7	$0	$603.7
2006-2008	15.3	68.2	83.5
2009-2013	484.3	834.3	1,318.6

Total	$1,103.3	$902.5	$2,005.8

CMBS bonds that originated since 2009 are called “CMBS 2.0” and tend to have more conservative underwriting than the 2006-2008 vintages.

Planned amortization class IOs comprised $47.4 million of our $174.4 million IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of $95.0 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at March 31, 2013 and 2012, and December 31, 2012, were $1,813.9 million, $1,764.7 million, and $1,964.4 million, respectively, of state and local government obligations. These securities had a duration of 2.6 years, 2.5 years, and 2.8 years at March 31, 2013 and 2012, and December 31, 2012, respectively, and an overall credit quality rating of AA+ (excluding the benefit of credit support from bond insurance) for all three periods. These securities had a net unrealized gain of $42.3 million at March 31, 2013, compared to $46.4 million and $50.0 million at March 31, 2012 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at March 31, 2013, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2013)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$304.2	$544.8	$849.0
AA	314.0	534.9	848.9
A	5.4	68.0	73.4
BBB	0	39.1	39.1
Non-investment grade/non-rated	0	3.5	3.5

Total	$623.6	$1,190.3	$1,813.9

Included in revenue bonds were $871.0 million of single family housing revenue bonds issued by state housing finance agencies, of which $456.7 million were supported by individual mortgages held by the state housing finance agencies and $414.3 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 7%, or $126.9 million, of our total municipal securities were insured general obligation ($94.5 million) or revenue bonds ($32.4 million), with an overall credit quality rating of AA- at March 31, 2013, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $5.2 million at March 31, 2013, compared to $8.6 million and $5.6 million at March 31, 2012 and December 31, 2012, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at March 31, 2013 and 2012, and December 31, 2012, were $3,014.3 million, $2,868.2 million, and $3,113.0 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.3 years at March 31, 2013 and 2012, and December 31, 2012; the overall credit quality rating was BBB for all three periods. At March 31, 2013 and 2012, and December 31, 2012, these securities had net unrealized gains of $99.4 million, $103.7 million, and $123.7 million, respectively. We did not have any write-downs during the three months ended March 31, 2013 or 2012. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at March 31, 2013)
Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	% of Corporate Securities
Consumer	0%	0%	.8%	26.1%	3.9%	30.8%
Industrial	0	0	2.5	16.3	8.3	27.1
Communications	0	0	4.4	6.9	1.0	12.3
Financial Services	.2	3.0	5.3	9.7	2.8	21.0
Technology	0	0	.2	2.7	0	2.9
Basic Materials	0	0	0	2.5	0	2.5
Energy	0	0	1.2	2.2	0	3.4

Total	.2%	3.0%	14.4%	66.4%	16.0%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2013, we held $376.6 million in redeemable preferred stocks and $820.6 million in nonredeemable preferred stocks, compared to $382.8 million and $832.4 million, respectively, at March 31, 2012 and $374.7 million and $812.4 million, respectively, at December 31, 2012.

At March 31, 2013 and 2012, and December 31, 2012, our preferred stock portfolio had net unrealized gains of $422.4 million, $406.2 million, and $422.4 million, respectively. We did not have any write-downs during the three months ended March 31, 2013 or 2012.

Our preferred stock portfolio had a duration of 1.3 years, which reflects the portfolio’s exposure to changes in interest rates, at March 31, 2013, compared to 1.6 years at March 31, 2012, and 1.3 years at December 31, 2012. The overall credit quality rating was BBB- at March 31, 2013, March 31, 2012, and December 31, 2012. Approximately 35% of our preferred stock securities are fixed-rate securities and 65% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at March 31, 2013)
Sector	BBB	Non-Investment Grade/Non-Rated	% of Preferred Stock Portfolio
Financial Services
U.S. banks	33.6%	21.1%	54.7%
Foreign banks	0	1.8	1.8
Insurance holdings	7.7	10.1	17.8
Other financial institutions	0	3.0	3.0

Total financial services	41.3	36.0	77.3
Industrials	6.6	8.2	14.8
Utilities	7.9	0	7.9

Total	55.8%	44.2%	100.0%

Approximately 65% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of our non-investment-grade preferred stock holdings primarily maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	March 31, 2013		March 31, 2012		December 31, 2012
Common stocks	$2,099.1	99.4%	$2,085.4	99.5%	$1,887.0	99.4%
Other risk investments	12.0	.6	11.1	.5	12.0	.6

Total common equities	$2,111.1	100.0%	$2,096.5	100.0%	$1,899.0	100.0%

At March 31, 2013, 12.2% of the total investment portfolio was in common equities, compared to 12.8% at March 31, 2012 and 11.5% at December 31, 2012. Our indexed common stock portfolio, which makes up 88.2% of our March 31, 2013 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 736 out of 992, or 74%, of the common stocks comprising the Russell 1000 Index at March 31, 2013, which made up 93% of the total market capitalization of the index.

The remaining 11.8% reflects our decision to invest in common stocks on an actively managed basis. We have two external investment managers who have the authority to invest up to $250 million in aggregate in common stocks. At March 31, 2013, the fair value of the actively managed portfolio was $248.2 million, compared to a cost basis of $213.0 million; neither manager has fully deployed their allocated funds into common stock investments.

We recorded $0.1 million in write-downs on our common equities for the three months ended March 31, 2013, compared to $0.3 million for the same period in 2012.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended
(millions)	Date			March 31,		March 31,
Term	Effective	Maturity	Coupon	2013	2012	2013	2012
Open:
5-year	05/2011	05/2016	Receive variable	$400	$400	$.1	$(1.4)
5-year	08/2011	08/2016	Receive variable	500	500	(.2)	(1.6)
9-year	12/2009	01/2019	Receive variable	363	363	1.4	.7

Total interest rate swaps						$1.3	$(2.3)

In April 2013, we closed all three of our interest rate swap positions that were open as of March 31, 2013, and recognized $5.3 million of realized losses during the month. Concurrently, to reduce our exposure to longer maturity interest rate risk and to shorten the duration of our portfolio, we entered into three, 10-year interest rate swap positions with a total notional value of $750 million; in each case we are paying a fixed interest rate and receiving a variable interest rate.

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity:

						Net Realized Gains (Losses)
			Bought or Sold Protection	Notional Value		Three Months Ended March 31,
(millions)	Date			March 31,
Term	Effective	Maturity		2013	2012	2013	2012
Open:
5-year[1]	09/2008	09/2013	Bought	$0	$25	$0	$(.4)

Total corporate swaps						$0	$(.4)

[1]	Financial services sector, see Note 2 – Investments for details.

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 12% for the first three months of 2013, compared to the same period last year. The reduction is primarily the result of lower yields on securities purchased over that period of time relative to the book yield of the portfolio in the prior period and sales of securities with higher book yields which produced realized gains. Partially offsetting the downward effect of the rate environment on investment income was modest growth in portfolio assets, net of share repurchase and dividend activity.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

All sectors of the portfolio contributed to the positive total return for the quarter as our short duration strategy mitigated the impact of benchmark yields moving higher for longer maturity securities. The following summarizes investment results for the periods ended March 31:

	2013	2012
Pretax recurring investment book yield	2.6%	3.1%
Weighted average FTE book yield	2.9%	3.5%
FTE total return:
Fixed-income securities	.9%	2.0%
Common stocks	10.6%	12.3%
Total portfolio	2.1%	3.3%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	2013	2012
Fixed-income securities:
U.S. Treasury Notes	.3%	(.3) %
Municipal bonds	1.0%	.9%
Corporate bonds	.8%	2.4%
Commercial mortgage-backed securities	.5%	2.3%
Collateralized mortgage obligations	2.0%	5.0%
Asset-backed securities	1.1%	1.1%
Preferred stocks	5.0%	11.2%

Common stock portfolios:
Indexed	11.0%	12.8%
Actively managed	8.4%	7.0%

Investment expenses were $4.9 million for the first three months of 2013, compared to $4.2 million for the same period last year.

Interest expense for the first three months of 2013 was $30.6 million, compared to $31.9 million for the same period last year. The decrease reflects lower interest expense due to the retirement of $350 million of our 6.375% Senior Notes at maturity in January 2012.

Realized Gains/Losses

The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2013	2012
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$1.5	$7.1
State and local government obligations	6.8	12.1
Corporate and other debt securities	24.1	22.2
Residential mortgage-backed securities	.4	0
Commercial mortgage-backed securities	4.0	1.0

Total fixed maturities	36.8	42.4
Equity securities:
Nonredeemable preferred stocks	38.5	30.6
Common equities	2.7	1.2

Subtotal gross realized gains on security sales	78.0	74.2

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(.3)	(.5)
Corporate and other debt securities	(.4)	0
Redeemable preferred stocks	(.1)	0

Total fixed maturities	(.8)	(.5)

Subtotal gross realized losses on security sales	(.8)	(.5)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	1.2	6.6
State and local government obligations	6.8	12.1
Corporate and other debt securities	23.7	22.2
Residential mortgage-backed securities	.4	0
Commercial mortgage-backed securities	4.0	1.0
Redeemable preferred stocks	(.1)	0

Total fixed maturities	36.0	41.9
Equity securities:
Nonredeemable preferred stocks	38.5	30.6
Common equities	2.7	1.2

Subtotal net realized gains (losses) on security sales	77.2	73.7

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.1)	(.5)
Commercial mortgage-backed securities	0	(.1)

Total fixed maturities	(.1)	(.6)
Equity securities:
Common equities	(.1)	(.3)

Subtotal other-than-temporary impairment losses	(.2)	(.9)

Other gains (losses)
Hybrid securities	2.3	7.1
Derivative instruments	1.3	(2.4)

Subtotal other gains (losses)	3.6	4.7

Total net realized gains (losses) on securities	$80.6	$77.5

Gross realized gains and losses were predominately the result of sales transactions in our fixed-income portfolio, related to movements in credit spreads and interest rates. In addition, gains and losses reflect holding period valuation changes on hybrids and derivatives and write-downs for securities determined to be other-than-temporarily impaired in our fixed maturity and/or equity portfolios.

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

	Three Months Ended March 31,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2013
Residential mortgage-backed securities	$.1	$0	$.1
Commercial mortgage-backed securities	0	0	0

Total fixed-income securities	.1	0	.1
Common equities	.1	0	.1

Total portfolio	$.2	$0	$.2

2012

Residential mortgage-backed securities	$.5	$0	$.5
Commercial mortgage-backed securities	.1	0	.1

Total fixed-income securities	.6	0	.6
Common equities	.3	0	.3

Total portfolio	$.9	$0	$.9

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2013, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$910.8	$6.9	$0	$0	$0	$0
Unrealized loss for 12 months or greater	213.1	17.0	1.6	.1	.1	0

Total	$1,123.9	$23.9	$1.6	$.1	$.1	$0

Common Equity:
Unrealized loss for less than 12 months	$44.3	$5.7	$4.5	$1.4	$.5	$.5
Unrealized loss for 12 months or greater	10.8	1.3	1.0	.3	0	0

Total	$55.1	$7.0	$5.5	$1.7	$.5	$.5

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

We earned income of $0.1 million on these reverse repurchase transactions for each of the three-month periods ended March 31, 2013 and 2012. We had $620.4 million of open reverse repurchase commitments with two counterparties at March 31, 2013, compared to $715.6 million with two counterparties at March 31, 2012, and $581.0 million with two counterparties at December 31, 2012. For the three months ended March 31, 2013, our largest outstanding balance of reverse repurchase commitments was $851.4 million, which was open for five days; the average daily balance of reverse repurchase commitments was $563.5 million.

We did not enter into any repurchase commitment transactions during the first three months of 2013. During the first quarter 2012, we entered into repurchase commitment transactions for a period of eight days. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at March 31, 2012. During the period we invested in repurchase transactions, the largest single outstanding balance was $143.7 million, which was open for one day, the average daily balance of repurchase commitments was $143.3 million. We earned income of less than $0.1 million during the period these transactions were open.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading of governmental, corporate, or other securities by a rating agency; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments, including, but not limited to, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.9 years at both March 31, 2013 and December 31, 2012. The weighted average beta of the equity portfolio was 1.02 for both March 31, 2013 and December 31, 2012. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2013 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	1,569,034	$21.89	34,495,053	40,504,947
February	700,000	24.16	35,195,053	39,804,947
March	0	0	35,195,053	39,804,947

Total	2,269,034	$22.59

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter of 2013, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

I. GRANTS OF PLAN-BASED EQUITY AWARDS

In March 2013, Progressive granted 1,457,001 time-based restricted stock units to 656 employees, primarily management employees, including our executive officers, under Progressive’s 2010 Equity Incentive Plan (“2010 Plan”), as amended. These awards were based on a $25.38 closing price of our common shares on the date of grant, as reported on the New York Stock Exchange, and are scheduled to vest in equal installments on January 1 of 2016, 2017, and 2018, subject to earlier vesting and forfeiture provisions that apply to the awards. On the date of grant, these time-based awards had an aggregate dollar value of approximately $37.0 million.

Pursuant to the 2010 Plan, in March 2013, we granted 593,581 performance-based restricted stock units to 44 executives and senior managers. At the date of grant, all of these performance-based restricted stock unit awards had an aggregate dollar value of approximately $15.1 million, assuming 100% of the initial award value will vest. These awards will vest either from 0 to 2.5 times the initial award value, for awards based on underwriting growth and profitability performance, or from 0 to 2.0 times the initial award value, for awards based on investment results, if and when the underlying performance criteria are achieved.

The following table discloses the restricted stock unit awards granted to each of the named executive officers identified in Progressive’s 2013 Proxy Statement dated March 22, 2013:

	Time-Based Award		Performance-Based Award
Name and Principal Position	Units	Value[1]	Units[2]	Value[1,3]
Glenn M. Renwick	0	$0	295,510	$7,500,044
President and Chief Executive Officer
Brian C. Domeck	19,110	485,012	39,175	994,262
Vice President and Chief Financial Officer
Susan Patricia Griffith	18,324	465,063	34,811	883,503
Claims Group President
John P. Sauerland	18,324	465,063	34,811	883,503
Personal Lines Group President
William M. Cody	16,551	420,064	20,687	525,036
Chief Investment Officer

[1]	Value is based on the market value at the date of grant, which was $25.38 per share on March 14, 2013, without discount for risk of forfeitures of the awards.
[2]

Amount includes 44,327 restricted stock units for Mr. Renwick, 3,822 restricted stock units for Mr. Domeck, and 12,412 restricted stock units for Mr. Cody, using investment-related performance criteria. All other awards are based on underwriting growth and profitability targets. See our Current Report on Form 8-K, filed on March 22, 2013, for additional information on these awards.

[3]

Amount shown represents 100% of the initial award value. The value of the performance-based award can range from 0% to 250% of the initial award value (underwriting-based awards) or 0% to 200% of the initial award value (investment-based awards), based on degree of achievement of the underlying performance criteria.

II. OTHER

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2013 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 2, 2013	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.1	Confirmation Letter – Discretionary Line of Credit dated March 25, 2013	Current Report on Form 8-K (filed on March 27, 2013; Exhibit 4.1 therein)

4	4.2	Discretionary Line of Credit Note dated March 25, 2013	Current Report on Form 8-K (filed on March 27, 2013; Exhibit 4.2 therein)

10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan, as amended	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.1 therein)

10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan, as amended	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.2 therein)

10	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan, as amended	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.3 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith