Form 10-Q
period 2013-06-30
PROGRESSIVE CORP/OH/
filed 2013-08-06
CIK 80661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, $1.00 par value: 600,362,159 outstanding at June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2013	2012	% Change	2013	2012	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,277.0	$3,996.1	7	$8,456.3	$7,857.6	8
Investment income	102.2	112.5	(9)	202.7	227.2	(11)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(1.5)	(5.1)	(71)	(1.7)	(5.6)	(70)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	(.1)	(.3)	(67)	(.1)	(.7)	(86)

Net impairment losses recognized in earnings	(1.6)	(5.4)	(70)	(1.8)	(6.3)	(71)
Net realized gains (losses) on securities	134.5	.7	19114	215.3	79.1	172

Total net realized gains (losses) on securities	132.9	(4.7)	NM	213.5	72.8	193
Fees and other revenues	70.9	69.9	1	139.3	135.1	3
Service revenues	10.6	10.2	4	19.0	18.4	3
Gains (losses) on extinguishment of debt	0	(1.0)	NM	0	(1.7)	NM

Total revenues	4,593.6	4,183.0	10	9,030.8	8,309.4	9

Expenses
Losses and loss adjustment expenses	3,117.0	3,043.7	2	6,102.5	5,806.1	5
Policy acquisition costs	364.0	364.5	0	722.9	724.1	0
Other underwriting expenses	581.1	562.7	3	1,166.7	1,138.7	2
Investment expenses	4.4	3.8	16	9.3	8.0	16
Service expenses	10.4	9.9	5	19.0	18.1	5
Interest expense	30.4	30.7	(1)	61.0	62.6	(3)

Total expenses	4,107.3	4,015.3	2	8,081.4	7,757.6	4

Net Income
Income before income taxes	486.3	167.7	190	949.4	551.8	72
Provision for income taxes	161.7	49.1	229	316.2	175.6	80

Net income	324.6	118.6	174	633.2	376.2	68

Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	.1	.1	0	.3	3.1	(90)
Other net unrealized gains (losses) on securities	(154.4)	(51.0)	203	(55.4)	148.4	NM

Total net unrealized gains (losses) on securities	(154.3)	(50.9)	203	(55.1)	151.5	NM
Net unrealized gains on forecasted transactions	(.4)	(.6)	(33)	(.7)	(1.2)	(42)
Foreign currency translation adjustment	(.8)	(.6)	33	(1.0)	(.1)	900

Other comprehensive income (loss)	(155.5)	(52.1)	198	(56.8)	150.2	NM

Comprehensive income	$169.1	$66.5	154	$576.4	$526.4	9

Computation of Net Income Per Share
Average shares outstanding - Basic	599.5	604.8	(1)	600.1	605.5	(1)
Net effect of dilutive stock-based compensation	4.1	4.1	0	3.9	4.0	(3)

Total equivalent shares - Diluted	603.6	608.9	(1)	604.0	609.5	(1)

Basic: Net income per share	$.54	$.20	176	$1.06	$.62	70

Diluted: Net income per share	$.54	$.19	176	$1.05	$.62	70

Dividends declared per share[1]	$0	$0		$0	$0

NM = Not Meaningful

[1]	Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,		December 31,
(millions)	2013	2012	2012
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $12,824.1, $11,723.6, and $11,373.9)	$12,949.4	$12,075.9	$11,774.1
Equity securities:
Nonredeemable preferred stocks (cost: $416.8, $425.4, and $404.0)	754.4	799.3	812.4
Common equities (cost: $1,438.2, $1,494.9, and $1,370.3)	2,224.5	2,055.1	1,899.0
Short-term investments (amortized cost: $1,558.1, $1,679.2, and $1,990.0)	1,558.1	1,679.2	1,990.0

Total investments	17,486.4	16,609.5	16,475.5
Cash	96.9	165.5	179.1
Accrued investment income	90.4	96.4	90.0
Premiums receivable, net of allowance for doubtful accounts of $125.6, $118.8, and $138.6	3,401.9	3,222.1	3,183.7
Reinsurance recoverables, including $35.1, $30.4, and $38.9 on paid losses and loss adjustment expenses	962.2	844.7	901.0
Prepaid reinsurance premiums	79.6	71.1	66.3
Deferred acquisition costs	468.1	452.4	434.5
Net deferred income taxes	67.9	127.0	109.4
Property and equipment, net of accumulated depreciation of $666.0, $606.6, and $625.0	950.6	914.3	933.7
Other assets	237.8	216.0	321.5

Total assets	$23,841.8	$22,719.0	$22,694.7

Liabilities and Shareholders’ Equity
Unearned premiums	$5,323.5	$5,014.6	$4,930.7
Loss and loss adjustment expense reserves	8,086.2	7,573.2	7,838.4
Accounts payable, accrued expenses, and other liabilities	1,844.3	1,781.8	1,855.5
Debt[1]	2,063.9	2,062.8	2,063.1

Total liabilities	17,317.9	16,432.4	16,687.7

Common Shares, $1.00 par value (authorized 900.0; issued 797.6, 797.7, and 797.7, including treasury shares of 197.2, 188.5, and 193.1)	600.4	609.2	604.6
Paid-in capital	1,109.3	1,040.4	1,077.0
Retained earnings	4,000.0	3,794.3	3,454.4
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	0	(2.3)	(.3)
Other net unrealized gains (losses) on securities	807.6	836.6	863.0

Total net unrealized gains (losses) on securities	807.6	834.3	862.7
Net unrealized gains on forecasted transactions	5.4	6.7	6.1
Foreign currency translation adjustment	1.2	1.7	2.2

Total accumulated other comprehensive income	814.2	842.7	871.0

Total shareholders’ equity	6,523.9	6,286.6	6,007.0

Total liabilities and shareholders’ equity	$23,841.8	$22,719.0	$22,694.7

[1]	Consists of both short- and long-term debt. See Note 4 - Debt.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

Six months ended June 30,	2013	2012
(millions)
Cash Flows From Operating Activities
Net income	$633.2	$376.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.0	45.5
Amortization of fixed-income securities	76.8	98.3
Amortization of equity-based compensation	35.1	31.5
Net realized (gains) losses on securities	(213.5)	(72.8)
Net (gains) losses on disposition of property and equipment	2.0	3.5
(Gains) losses on extinguishment of debt	0	1.7
Changes in:
Premiums receivable	(218.4)	(292.3)
Reinsurance recoverables	(61.2)	(26.7)
Prepaid reinsurance premiums	(13.3)	(1.3)
Deferred acquisition costs	(33.6)	(18.8)
Income taxes	43.0	(21.1)
Unearned premiums	393.5	435.2
Loss and loss adjustment expense reserves	248.0	327.4
Accounts payable, accrued expenses, and other liabilities	168.6	230.6
Other, net	28.0	18.2

Net cash provided by operating activities	1,137.2	1,135.1

Cash Flows From Investing Activities
Purchases:
Fixed maturities	(4,262.6)	(2,628.7)
Equity securities	(208.2)	(79.4)
Sales:
Fixed maturities	1,872.2	1,689.4
Equity securities	242.1	101.6
Maturities, paydowns, calls, and other:
Fixed maturities	862.1	616.6
Equity securities	0	3.9
Net (purchases) sales of short-term investments—other	430.6	(128.0)
Net unsettled security transactions	207.9	62.4
Purchases of property and equipment	(69.5)	(53.5)
Sales of property and equipment	1.6	1.5

Net cash used in investing activities	(923.8)	(414.2)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	0	.5
Tax benefit from exercise/vesting of equity-based compensation	7.4	4.1
Payment of debt	0	(350.0)
Reacquisition of debt	0	(31.9)
Dividends paid to shareholders[1]	(175.6)	(251.0)
Acquisition of treasury shares	(126.7)	(83.0)

Net cash used in financing activities	(294.9)	(711.3)

Effect of exchange rate changes on cash	(.7)	.2

Increase (decrease) in cash	(82.2)	9.8
Cash, January 1	179.1	155.7

Cash, June 30	$96.9	$165.5

[1]	Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. All of the subsidiaries and affiliates are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2013, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Consistent with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2012, we revised the presentation of our Statements of Comprehensive Income for the second quarter and first six months of 2012, to correctly classify $69.9 million and $135.1 million, respectively, of fees and other revenues as a component of total revenues. Previously, these items were presented net within our other underwriting expenses. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (shareholders’ equity), or cash flows and are not considered to be material.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our internal classification of how we manage, monitor, and measure the portfolio:

				Net		% of
		Gross	Gross	Realized		Total
		Unrealized	Unrealized	Gains	Fair	Fair
($ in millions)	Cost	Gains	Losses	(Losses)[1]	Value	Value
June 30, 2013
Fixed maturities:
U.S. government obligations	$3,362.8	$63.0	$(15.0)	$0	$3,410.8	19.5%
State and local government obligations	2,010.6	27.7	(18.4)	0	2,019.9	11.6
Foreign government obligations[2]	16.4	0	0	0	16.4	.1
Corporate debt securities	3,048.8	57.0	(33.0)	(.8)	3,072.0	17.6
Residential mortgage-backed securities	870.9	30.5	(14.7)	0	886.7	5.1
Commercial mortgage-backed securities	2,213.9	48.9	(41.0)	0	2,221.8	12.7
Other asset-backed securities	941.7	7.6	(2.2)	.6	947.7	5.4
Redeemable preferred stocks	359.0	27.8	(12.7)	0	374.1	2.1

Total fixed maturities	12,824.1	262.5	(137.0)	(.2)	12,949.4	74.1
Equity securities:
Nonredeemable preferred stocks	416.8	332.1	(1.5)	7.0	754.4	4.3
Common equities	1,438.2	794.5	(8.2)	0	2,224.5	12.7
Short-term investments:
Other short-term investments	1,558.1	0	0	0	1,558.1	8.9

Total portfolio[3,4]	$16,237.2	$1,389.1	$(146.7)	$6.8	$17,486.4	100.0%

				Net		% of
		Gross	Gross	Realized		Total
		Unrealized	Unrealized	Gains	Fair	Fair
($ in millions)	Cost	Gains	Losses	(Losses)[1]	Value	Value
June 30, 2012
Fixed maturities:
U.S. government obligations	$2,833.0	$105.6	$0	$0	$2,938.6	17.7%
State and local government obligations	1,926.9	51.2	(.5)	0	1,977.6	11.9
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	2,893.6	114.4	(5.6)	4.8	3,007.2	18.1
Residential mortgage-backed securities	429.2	14.7	(22.3)	0	421.6	2.5
Commercial mortgage-backed securities	2,020.2	74.7	(1.4)	0	2,093.5	12.6
Other asset-backed securities	1,250.8	13.7	(.2)	(.3)	1,264.0	7.6
Redeemable preferred stocks	369.9	21.0	(17.5)	0	373.4	2.3

Total fixed maturities	11,723.6	395.3	(47.5)	4.5	12,075.9	72.7
Equity securities:
Nonredeemable preferred stocks	425.4	376.5	(1.0)	(1.6)	799.3	4.8
Common equities	1,494.9	591.1	(30.9)	0	2,055.1	12.4
Short-term investments:
Other short-term investments	1,679.2	0	0	0	1,679.2	10.1

Total portfolio[3,4]	$15,323.1	$1,362.9	$(79.4)	$2.9	$16,609.5	100.0%

				Net		% of
		Gross	Gross	Realized		Total
		Unrealized	Unrealized	Gains	Fair	Fair
($ in millions)	Cost	Gains	Losses	(Losses)[1]	Value	Value
December 31, 2012
Fixed maturities:
U.S. government obligations	$2,806.4	$90.1	$0	$0	$2,896.5	17.6%
State and local government obligations	1,914.4	50.6	(.6)	0	1,964.4	11.9
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	2,982.9	124.7	(1.0)	6.4	3,113.0	18.9
Residential mortgage-backed securities	413.4	24.0	(9.2)	0	428.2	2.6
Commercial mortgage-backed securities	1,963.9	84.9	(.1)	0	2,048.7	12.4
Other asset-backed securities	936.0	12.9	(.1)	(.2)	948.6	5.8
Redeemable preferred stocks	356.9	30.5	(12.7)	0	374.7	2.3

Total fixed maturities	11,373.9	417.7	(23.7)	6.2	11,774.1	71.5
Equity securities:
Nonredeemable preferred stocks	404.0	404.6	0	3.8	812.4	4.9
Common equities	1,370.3	539.0	(10.3)	0	1,899.0	11.5
Short-term investments:
Other short-term investments	1,990.0	0	0	0	1,990.0	12.1

Total portfolio[3,4]	$15,138.2	$1,361.3	$(34.0)	$10.0	$16,475.5	100.0%

[1]	Represents net holding period gains (losses) on certain hybrid securities (discussed below).
[2]	Reflects an Australian government obligation at June 30, 2013.
[3]

At June 30, 2013 and 2012, we had $117.0 million and $15.5 million, respectively, of net unsettled security transactions, including collateral on open derivative positions, recognized in other liabilities, compared to $90.9 million in other assets at December 31, 2012.

[4]

The total fair value of the portfolio at June 30, 2013 and 2012, and December 31, 2012 included $1.2 billion, $1.4 billion, and $1.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company.

Our other short-term investments include commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year. We had $416.0 million, $400.6 million, and $581.0 million of open reverse repurchase commitments at June 30, 2013 and 2012, and December 31, 2012, respectively. At these dates, we did not hold any repurchase transactions where we lent collateral. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Historically, we have chosen to report these transactions on a gross basis on our balance sheets.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31,
(millions)	2013	2012	2012
Fixed maturities:
Corporate debt securities	$188.6	$166.8	$176.1
Other asset-backed securities	16.0	15.9	16.4

Total fixed maturities	204.6	182.7	192.5
Equity securities:
Nonredeemable preferred stocks	56.0	18.9	52.8

Total hybrid securities	$260.6	$201.6	$245.3

Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $14.8 million as of June 30, 2013, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.

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

Fixed Maturities The composition of fixed maturities by maturity at June 30, 2013, was:

(millions)	Cost	Fair Value
Less than one year	$2,169.6	$2,205.4
One to five years	8,177.6	8,319.1
Five to ten years	2,330.6	2,274.9
Ten years or greater	93.9	97.6

Total[1]	$12,771.7	$12,897.0

[1]	Excludes $52.4 million related to our open interest rate swap positions.

Asset-backed securities are classified across the maturity distribution table based upon their projected distribution of cash flows. All other securities that do not have a single maturity date are reported at their expected maturity date. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of June 30, 2013, we had $138.5 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $8.2 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. In addition, 88% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer specific deterioration, we may write-down the securities of that issuer. The remaining 12% of our common stocks are part of a managed equity strategy selected and administered by external investment advisors. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Fixed maturities:
U.S. government obligations	$1,035.9	$(15.0)	$1,035.9	$(15.0)	$0	$0
State and local government obligations	829.2	(18.4)	803.1	(18.2)	26.1	(.2)
Corporate debt securities	1,254.2	(33.0)	1,254.2	(33.0)	0	0
Residential mortgage-backed securities	627.4	(14.7)	550.0	(10.8)	77.4	(3.9)
Commercial mortgage-backed securities	1,001.0	(41.0)	1,001.0	(41.0)	0	0
Other asset-backed securities	260.8	(2.2)	260.8	(2.2)	0	0
Redeemable preferred stocks	151.3	(12.7)	31.4	(.2)	119.9	(12.5)

Total fixed maturities	5,159.8	(137.0)	4,936.4	(120.4)	223.4	(16.6)
Equity securities:
Nonredeemable preferred stocks	89.8	(1.5)	89.8	(1.5)	0	0
Common equities	74.8	(8.2)	66.7	(5.9)	8.1	(2.3)

Total equity securities	164.6	(9.7)	156.5	(7.4)	8.1	(2.3)

Total portfolio	$5,324.4	$(146.7)	$5,092.9	$(127.8)	$231.5	$(18.9)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	118.3	(.5)	95.3	(.3)	23.0	(.2)
Corporate debt securities	170.0	(5.6)	111.4	(.4)	58.6	(5.2)
Residential mortgage-backed securities	271.3	(22.3)	32.3	(1.1)	239.0	(21.2)
Commercial mortgage-backed securities	73.5	(1.4)	39.9	(.1)	33.6	(1.3)
Other asset-backed securities	35.0	(.2)	20.0	0	15.0	(.2)
Redeemable preferred stocks	169.4	(17.5)	43.5	(1.5)	125.9	(16.0)

Total fixed maturities	837.5	(47.5)	342.4	(3.4)	495.1	(44.1)
Equity securities:
Nonredeemable preferred stocks	22.3	(1.0)	0	0	22.3	(1.0)
Common equities	229.0	(30.9)	173.4	(17.8)	55.6	(13.1)

Total equity securities	251.3	(31.9)	173.4	(17.8)	77.9	(14.1)

Total portfolio	$1,088.8	$(79.4)	$515.8	$(21.2)	$573.0	$(58.2)

	Total	Gross	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(millions)	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	162.8	(.6)	123.1	(.5)	39.7	(.1)
Corporate debt securities	128.2	(1.0)	128.2	(1.0)	0	0
Residential mortgage-backed securities	149.2	(9.2)	40.2	(.6)	109.0	(8.6)
Commercial mortgage-backed securities	7.1	(.1)	2.1	0	5.0	(.1)
Other asset-backed securities	25.0	(.1)	20.8	0	4.2	(.1)
Redeemable preferred stocks	155.7	(12.7)	24.9	0	130.8	(12.7)

Total fixed maturities	628.0	(23.7)	339.3	(2.1)	288.7	(21.6)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	118.2	(10.3)	100.7	(8.2)	17.5	(2.1)

Total equity securities	118.2	(10.3)	100.7	(8.2)	17.5	(2.1)

Total portfolio	$746.2	$(34.0)	$440.0	$(10.3)	$306.2	$(23.7)

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	June 30,		December 31,
(millions)	2013	2012	2012
Fixed maturities:
Residential mortgage-backed securities	$(44.1)	$(44.2)	$(44.2)
Commercial mortgage-backed securities	(.9)	(.9)	(.9)

Total fixed maturities	$(45.0)	$(45.1)	$(45.1)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2013 and 2012, for which portions of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Beginning balance at April 1, 2013	$27.7	$.5	$28.2
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(.6)	0	(.6)
Reductions for previously recognized credit impairments written-down to fair value[2]	(.2)	0	(.2)

Ending balance at June 30, 2013	$26.9	$.5	$27.4

	Six Months Ended June 30, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Beginning balance at January 1, 2013	$27.1	$.6	$27.7
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0	(.1)	(.1)
Reductions for previously recognized credit impairments written-down to fair value[2]	(.2)	0	(.2)

Ending balance at June 30, 2013	$26.9	$.5	$27.4

	Three Months Ended June 30, 2012
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Beginning balance at April 1, 2012	$28.3	$.8	$29.1
Credit losses for which an OTTI was previously recognized	.2	0	.2
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(.4)	(.1)	(.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0

Ending balance at June 30, 2012	$28.1	$.7	$28.8

	Six Months Ended June 30, 2012
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Beginning balance at January 1, 2012	$34.5	$1.3	$35.8
Credit losses for which an OTTI was previously recognized	.1	0	.1
Credit losses for which an OTTI was not previously recognized	.2	0	.2
Reductions for securities sold/matured	0	(.2)	(.2)
Change in recoveries of future cash flows expected to be collected[1]	(2.7)	(.1)	(2.8)
Reductions for previously recognized credit impairments written-down to fair value[2]	(4.0)	(.3)	(4.3)

Ending balance at June 30, 2012	$28.1	$.7	$28.8

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

Although we determined that it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure and report the amount of credit losses on the securities that were determined to be other-than-temporarily impaired. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Realized Gains/Losses

The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2013	2012	2013	2012
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$2.2	$2.5	$3.7	$9.6
State and local government obligations	0	0	6.8	12.1
Corporate and other debt securities	12.6	3.9	36.7	26.1
Residential mortgage-backed securities	1.7	0	2.1	0
Commercial mortgage-backed securities	4.3	3.5	8.3	4.5
Redeemable preferred stocks	0	.4	0	.4

Total fixed maturities	20.8	10.3	57.6	52.7
Equity securities:
Nonredeemable preferred stocks	62.7	6.3	101.2	36.9
Common equities	12.3	8.6	15.0	9.8

Subtotal gross realized gains on security sales	95.8	25.2	173.8	99.4

Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(1.1)	(.4)	(1.4)	(.9)
Corporate and other debt securities	(.6)	0	(1.0)	0
Commercial mortgage-backed securities	(.7)	0	(.7)	0
Redeemable preferred stocks	0	0	(.1)	0

Total fixed maturities	(2.4)	(.4)	(3.2)	(.9)
Common equities	(.3)	0	(.3)	0

Subtotal gross realized losses on security sales	(2.7)	(.4)	(3.5)	(.9)

Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	1.1	2.1	2.3	8.7
State and local government obligations	0	0	6.8	12.1
Corporate and other debt securities	12.0	3.9	35.7	26.1
Residential mortgage-backed securities	1.7	0	2.1	0
Commercial mortgage-backed securities	3.6	3.5	7.6	4.5
Redeemable preferred stocks	0	.4	(.1)	.4

Total fixed maturities	18.4	9.9	54.4	51.8
Equity securities:
Nonredeemable preferred stocks	62.7	6.3	101.2	36.9
Common equities	12.0	8.6	14.7	9.8

Subtotal net realized gains (losses) on security sales	93.1	24.8	170.3	98.5

Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.3)	(.5)	(.4)	(1.0)
Commercial mortgage-backed securities	0	0	0	(.1)

Total fixed maturities	(.3)	(.5)	(.4)	(1.1)
Equity securities:
Common equities	(1.3)	(4.9)	(1.4)	(5.2)

Subtotal other-than-temporary impairment losses	(1.6)	(5.4)	(1.8)	(6.3)

Other gains (losses)
Hybrid securities	(3.5)	(.2)	(1.2)	6.9
Derivative instruments	44.9	(24.1)	46.2	(26.5)
Litigation settlements	0	.2	0	.2

Subtotal other gains (losses)	41.4	(24.1)	45.0	(19.4)

Total net realized gains (losses) on securities	$132.9	$(4.7)	$213.5	$72.8

Gross realized gains and losses were predominately the result of sales transactions in our fixed-income portfolio, related to movements in credit spreads and interest rates. In addition, gains and losses reflect holding period valuation changes on hybrids and derivatives and write-downs for securities determined to be other-than-temporarily impaired in our fixed-maturity and equity portfolios.

Trading Securities At June 30, 2013 and 2012, and December 31, 2012, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2013 and 2012.

Derivative Instruments We have invested in the following derivative exposures at various times: interest rate swaps, asset-backed credit default swaps, U.S. corporate debt credit default swaps, cash flow hedges, and equity options.

For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as an asset and a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received (net derivative asset). On the other hand, a net derivative liability would include any inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to their immaterial effect on our financial condition and cash flows.

The following table shows the status of our derivative instruments at June 30, 2013 and 2012, and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012; amounts are on a pretax basis:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities)			Net Realized Gains (Losses) on Securities
	Notional Value[1]					Fair Value			Three months ended		Six months ended
	June 30,		Dec. 31,			June 30,		Dec. 31,	June 30,		June 30,
Derivatives designated as:	2013	2012	2012	Purpose	Classification	2013	2012	2012	2013	2012	2013	2012
Hedging instruments
Closed:
Ineffective cash flow hedge	$0	$30	$31	Manage interest rate risk	NA	$0	$0	$0	$0	$.3	$0	$.6

Non-hedging instruments
Assets:
Interest rate swaps	750	0	0	Manage portfolio duration	Investments— fixed maturities	52.4	0	0	50.2	0	50.2	0

Corporate credit default swaps	0	25	0	Manage credit risk	Investments— fixed maturities	0	.7	0	0	.1	0	(.3)

Liabilities:
Interest rate swaps	0	1,263	1,263	Manage portfolio duration	Other liabilities	0	(91.5)	(95.5)	0	(24.5)	0	(26.8)

Closed:
Interest rate swaps	1,263	0	0	Manage portfolio duration	NA	0	0	0	(5.3)	0	(4.0)	0

Corporate credit default swaps	0	0	25	Manage credit risk	NA	0	0	0	0	0	0	0

Total	NA	NA	NA			$52.4	$(90.8)	$(95.5)	$44.9	$(24.1)	$46.2	$(26.5)

NA= Not Applicable

[1]	The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the period for closed positions.
[2]

To the extent we hold both derivative assets and liabilities with the same counterparty that are subject to an enforceable master netting arrangement, we expect that we will report them on a gross basis on our balance sheets, consistent with our historical presentation.

CASH FLOW HEDGES

We did not repurchase any debt securities in the first six months of 2013. During the second quarter, first six months, and full year of 2012, we repurchased, in the open market, $17.8 million, $30.4 million, and $30.9 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million, $0.6 million, and $0.6 million during these same periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

INTEREST RATE SWAPS

During the periods ended June 30, 2013 and 2012, and December 31, 2012, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the second quarter 2013, we opened three ten-year interest rate swap positions; in each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. We closed three interest rate swap positions during the second quarter 2013. The closed positions were a 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we were paying a fixed rate and receiving a variable rate. As of June 30, 2013, the balance of the cash collateral that we had received from the applicable counterparties on the open positions was $54.4 million. As of June 30, 2012 and December 31, 2012, the balance of the cash collateral that we had delivered to the applicable counterparty on the then open positions was $101.3 million and $105.0 million, respectively.

CORPORATE CREDIT DEFAULT SWAPS

Financial Services Sector – We held no credit default swaps in this sector during 2013 or at December 31, 2012. During the three and six months ended June 30, 2012, we held a position, which was opened during the third quarter 2008, on one corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We held this protection to reduce some of our exposure to additional valuation declines on a preferred stock position of the same issuer. As of June 30, 2012, the balance of the cash collateral that we had received from the counterparty on the then open position was $0.7 million.

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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2013
Fixed maturities:
U.S. government obligations	$3,410.8	$0	$0	$3,410.8	$3,362.8
State and local government obligations	0	2,019.9	0	2,019.9	2,010.6
Foreign government obligations	16.4	0	0	16.4	16.4
Corporate debt securities	0	3,072.0	0	3,072.0	3,048.8

Subtotal	3,427.2	5,091.9	0	8,519.1	8,438.6

Asset-backed securities:
Residential mortgage-backed	0	729.6	157.1	886.7	870.9
Commercial mortgage-backed	0	2,194.2	27.6	2,221.8	2,213.9
Other asset-backed	0	947.7	0	947.7	941.7

Subtotal asset-backed securities	0	3,871.5	184.7	4,056.2	4,026.5

Redeemable preferred stocks:
Financials	0	132.6	0	132.6	113.7
Utilities	0	66.4	0	66.4	64.9
Industrials	0	175.1	0	175.1	180.4

Subtotal redeemable preferred stocks	0	374.1	0	374.1	359.0

Total fixed maturities	3,427.2	9,337.5	184.7	12,949.4	12,824.1

Equity securities:
Nonredeemable preferred stocks:
Financials	256.6	446.2	34.8	737.6	402.6
Utilities	0	16.8	0	16.8	14.2

Subtotal nonredeemable preferred stocks	256.6	463.0	34.8	754.4	416.8

Common equities:
Common stocks	2,185.8	0	0	2,185.8	1,435.1
Other risk investments	0	0	38.7	38.7	3.1

Subtotal common equities	2,185.8	0	38.7	2,224.5	1,438.2

Total fixed maturities and equity securities	5,869.6	9,800.5	258.2	15,928.3	14,679.1

Short-term investments:
Other short-term investments	1,117.8	440.3	0	1,558.1	1,558.1

Total portfolio	$6,987.4	$10,240.8	$258.2	$17,486.4	$16,237.2

Debt	$0	$2,300.8	$0	$2,300.8	$2,063.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2012
Fixed maturities:
U.S. government obligations	$2,938.6	$0	$0	$2,938.6	$2,833.0
State and local government obligations	0	1,977.6	0	1,977.6	1,926.9
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	3,007.2	0	3,007.2	2,893.6

Subtotal	2,938.6	4,984.8	0	7,923.4	7,653.5

Asset-backed securities:
Residential mortgage-backed	0	367.1	54.5	421.6	429.2
Commercial mortgage-backed	0	2,070.3	23.2	2,093.5	2,020.2
Other asset-backed	0	1,262.9	1.1	1,264.0	1,250.8

Subtotal asset-backed securities	0	3,700.3	78.8	3,779.1	3,700.2

Redeemable preferred stocks:
Financials	0	130.3	0	130.3	120.7
Utilities	0	64.9	0	64.9	65.9
Industrials	0	178.2	0	178.2	183.3

Subtotal redeemable preferred stocks	0	373.4	0	373.4	369.9

Total fixed maturities	2,938.6	9,058.5	78.8	12,075.9	11,723.6

Equity securities:
Nonredeemable preferred stocks:
Financials	259.8	498.4	0	758.2	394.0
Utilities	0	41.1	0	41.1	31.4

Subtotal nonredeemable preferred stocks	259.8	539.5	0	799.3	425.4

Common equities:
Common stocks	2,042.9	0	0	2,042.9	1,491.5
Other risk investments	0	0	12.2	12.2	3.4

Subtotal common equities	2,042.9	0	12.2	2,055.1	1,494.9

Total fixed maturities and equity securities	5,241.3	9,598.0	91.0	14,930.3	13,643.9

Short-term investments:
Other short-term investments	1,330.3	348.9	0	1,679.2	1,679.2

Total portfolio	$6,571.6	$9,946.9	$91.0	$16,609.5	$15,323.1

Debt	$0	$2,342.2	$0	$2,342.2	$2,062.8

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2012
Fixed maturities:
U.S. government obligations	$2,896.5	$0	$0	$2,896.5	$2,806.4
State and local government obligations	0	1,964.4	0	1,964.4	1,914.4
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	3,113.0	0	3,113.0	2,982.9

Subtotal	2,896.5	5,077.4	0	7,973.9	7,703.7

Asset-backed securities:
Residential mortgage-backed	0	382.7	45.5	428.2	413.4
Commercial mortgage-backed	0	2,023.4	25.3	2,048.7	1,963.9
Other asset-backed	0	948.6	0	948.6	936.0

Subtotal asset-backed securities	0	3,354.7	70.8	3,425.5	3,313.3

Redeemable preferred stocks:
Financials	0	129.7	0	129.7	110.7
Utilities	0	66.7	0	66.7	64.9
Industrials	0	178.3	0	178.3	181.3

Subtotal redeemable preferred stocks	0	374.7	0	374.7	356.9

Total fixed maturities	2,896.5	8,806.8	70.8	11,774.1	11,373.9

Equity securities:
Nonredeemable preferred stocks:
Financials	259.6	494.5	31.9	786.0	383.3
Utilities	0	26.4	0	26.4	20.7

Subtotal nonredeemable preferred stocks	259.6	520.9	31.9	812.4	404.0

Common equities:
Common stocks	1,887.0	0	0	1,887.0	1,367.2
Other risk investments	0	0	12.0	12.0	3.1

Subtotal common equities	1,887.0	0	12.0	1,899.0	1,370.3

Total fixed maturities and equity securities	5,043.1	9,327.7	114.7	14,485.5	13,148.2

Short-term investments:
Other short-term investments	1,679.9	310.1	0	1,990.0	1,990.0

Total portfolio	$6,723.0	$9,637.8	$114.7	$16,475.5	$15,138.2

Debt	$0	$2,394.4	$0	$2,394.4	$2,063.1

Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the second quarter or first six months of 2013. At June 30, 2012 and December 31, 2012, we had one redeemable preferred security with a value of $25.0 million that was transferred from Level 1 to Level 2 as it was no longer traded on an exchange. We recognize transfers between levels at the end of the reporting period.

Our short-term security holdings classified as Level 1 are highly liquid, actively marketed, and have a very short duration, primarily seven days or less to redemption. These securities are held at their original cost, adjusted for any amortization of discount or premium, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period of less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we have the right to put the security back to the issuer at par.

At both June 30, 2013 and December 31, 2012, vendor-quoted prices represented 57% of our Level 1 classifications (excluding short-term investments), compared to 56% at June 30, 2012. The securities quoted by vendors in Level 1 represent our holdings in U.S. Treasury Notes and an Australian government obligation, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange and our interest rate swap derivative positions that have a very similar market to the U.S. Treasury Note market.

At both June 30, 2013 and December 31, 2012, vendor-quoted prices comprised 98% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 2%, compared to 97% and 3% at June 30, 2012. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews.

As part of our pricing procedures, we obtain quotes from more than one source to help us fully evaluate the market price of securities. However, our internal pricing policy is to use a consistent source for individual securities in order to maintain the integrity of our valuation process. Quotes obtained from the sources are not considered binding offers to transact. Under our policy, when a review of the valuation received from our selected source appears to be outside of what is considered market level activity (which is defined as trading at spreads or yields significantly different than those of comparable securities or outside the general sector level movement without a reasonable explanation), we may use an alternate source’s price. To the extent we determine that it may be prudent to substitute one source’s price for another, we will contact the initial source to obtain an understanding of the factors that may be contributing to the significant price variance, which often leads the source to adjust their pricing input data for future pricing.

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

During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results with those generated based on quotes we received externally and research material valuation differences. We compare our results to index returns for each major sector adjusting for duration and credit quality differences to better understand our portfolio’s results. Additionally, we review on a monthly basis our external sales transactions and compare the actual final market sales price to a previous market valuation price. This review provides us further validation that our pricing sources are providing market level prices, since we are able to explain significant price changes (i.e., greater than 2%) as known events occur in the marketplace and affect a particular security’s price at sale.

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

After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2013 and 2012, and December 31, 2012, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placement deals, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At June 30, 2013, we had one private common equity security with a value of $38.0 million; the valuation reflects a negotiated sale that is expected to be completed by the end of 2013. At June 30, 2012 and December 31, 2012, the same private common equity security was internally priced with a value of $11.2 million. At June 30, 2013, we had one private preferred equity security, with a value of $34.8 million that was priced internally. The same security had a value of $31.9 million at December 31, 2012; we did not hold the security at June 30, 2012. At June 30, 2013 and 2012, and December 31, 2012, we did not have any securities in our fixed-maturity portfolio that were priced internally. Despite the lack of sufficient observable market information, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values as reported in the financial statements.

We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2013 and 2012:

	Level 3 Fair Value Three months ended June 30, 2013
(millions)	Fair value at Mar. 31, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss on sales	Change in Valuation	Net Transfers in (out)	Fair value at June 30, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$85.6	$(6.3)	$79.9	$0	$0	$(2.1)	$0	$157.1
Commercial mortgage-backed	27.3	(.4)	0	0	0	.7	0	27.6
Other asset-backed	0	0	0	0	0	0	0	0

Total fixed maturities	112.9	(6.7)	79.9	0	0	(1.4)	0	184.7

Equity securities:
Nonredeemable preferred stocks:
Financials[1]	33.8	0	0	0	0	1.0	0	34.8
Common equities:
Other risk investments	12.0	(.1)	.3	0	(.5)	27.0	0	38.7

Total Level 3 securities	$158.7	$(6.8)	$80.2	$0	$(.5)	$26.6	$0	$258.2

[1]	The $1.0 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value Six months ended June 30, 2013
(millions)	Fair value at Dec. 31, 2012	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss on sales	Change in Valuation	Net Transfers in (out)	Fair value at June 30, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$45.5	$(11.6)	$125.1	$0	$0	$(1.9)	$0	$157.1
Commercial mortgage-backed	25.3	(.8)	0	0	0	3.1	0	27.6
Other asset-backed	0	0	0	0	0	0	0	0

Total fixed maturities	70.8	(12.4)	125.1	0	0	1.2	0	184.7

Equity securities:
Nonredeemable preferred stocks:
Financials[1]	31.9	0	0	0	0	2.9	0	34.8
Common equities:
Other risk investments	12.0	(.1)	.3	0	(.5)	27.0	0	38.7

Total Level 3 securities	$114.7	$(12.5)	$125.4	$0	$(.5)	$31.1	$0	$258.2

[1]	The $2.9 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Three months ended June 30, 2012
					Net
	Fair Value	Calls/			Realized		Net	Fair value
	at Mar. 31,	Maturities/			(gain)/loss	Change in	Transfers	at June 30,
(millions)	2012	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$58.7	$(4.1)	$0	$0	$0	$(.1)	$0	$54.5
Commercial mortgage-backed	22.8	(.1)	0	0	0	.5	0	23.2
Other asset-backed	1.8	(.7)	0	0	0	0	0	1.1

Total fixed maturities	83.3	(4.9)	0	0	0	.4	0	78.8

Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	11.1	0	0	0	0	1.1	0	12.2

Total Level 3 securities	$94.4	$(4.9)	$0	$0	$0	$1.5	$0	$91.0

	Level 3 Fair Value
	Six months ended June 30, 2012
					Net
	Fair Value	Calls/			Realized		Net	Fair value
	at Dec. 31,	Maturities/			(gain)/loss	Change in	Transfers	at June 30,
(millions)	2011	Paydowns	Purchases	Sales	on sales	Valuation	in (out)	2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$62.3	$(7.8)	$0	$0	$0	$0	$0	$54.5
Commercial mortgage-backed	21.3	(.1)	0	0	0	2.0	0	23.2
Other asset-backed	2.6	(1.5)	0	0	0	0	0	1.1

Total fixed maturities	86.2	(9.4)	0	0	0	2.0	0	78.8

Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	11.5	0	0	0	0	.7	0	12.2

Total Level 3 securities	$97.7	$(9.4)	$0	$0	$0	$2.7	$0	$91.0

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2013 and 2012, and December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Unobservable
	at June 30,			Input
($ in millions)	2013	Valuation Technique	Unobservable Input	Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$13.9	External vendor	Prepayment rate[1]	1,0
Commercial mortgage-backed	27.6	External vendor	Prepayment rate[2]	0

Total fixed maturities	41.5

Equity securities:
Nonredeemable preferred stocks:
Financials	34.8	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	0

Subtotal Level 3 securities	$76.3

Pricing exemption securities[3]	181.9

Total Level 3 securities	$258.2

[1]	Assumes that one security has 1% and another security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[2]	Assumes that two securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[3]

The fair values for $143.9 million of these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us. The remaining $38.0 million reflects a negotiated sale on a private common equity security that is expected to be completed by the end of 2013.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Unobservable
	at June 30,			Input
($ in millions)	2012	Valuation Technique	Unobservable Input	Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	16
Commercial mortgage-backed	0

Total fixed maturities	.2

Equity securities:
Nonredeemable preferred stocks:
Financials	0
Common equities:
Other risk investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%

Subtotal Level 3 securities	$11.4

Pricing exemption securities[2]	79.6

Total Level 3 securities	$91.0

[1]	Assumes that one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[2]	The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value			Unobservable
	at Dec. 31,			Input
($ in millions)	2012	Valuation Technique	Unobservable Input	Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	16
Commercial mortgage-backed	25.3	External vendor	Prepayment rate[2]	0

Total fixed maturities	25.5

Equity securities:
Nonredeemable preferred stocks:
Financials	31.9	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%

Subtotal Level 3 securities	68.6

Pricing exemption securities[3]	46.1

Total Level 3 securities	$114.7

[1]	Assumes that one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[2]	Assumes that three securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
[3]	The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

Due to the relative size of the securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net and comprehensive income. During 2013 or 2012, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

Note 4 Debt — Debt consisted of:

	June 30, 2013		June 30, 2012		December 31, 2012
	Carrying	Fair	Carrying	Fair	Carrying	Fair
(millions)	Value	Value	Value	Value	Value	Value
7% Notes due 2013	$150.0	$152.3	$149.8	$160.7	$149.9	$157.1
3.75% Senior Notes due 2021	497.4	517.6	497.2	540.1	497.3	549.1
6 5/8% Senior Notes due 2029	295.2	362.1	295.1	378.3	295.2	385.0
6.25% Senior Notes due 2032	394.6	479.1	394.4	502.2	394.5	513.5
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	726.7	789.7	726.3	760.9	726.2	789.7

Total	$2,063.9	$2,300.8	$2,062.8	$2,342.2	$2,063.1	$2,394.4

We did not repurchase any debt securities in the first six months of 2013. During the second quarter, first six months, and full year of 2012, we repurchased, in the open market, $17.8 million, $30.4 million, and $30.9 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $1.0 million, $1.7 million, and $1.8 million in the respective periods. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.3 million, $0.6 million, and $0.6 million during these same periods, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

Our next scheduled debt maturity is $150 million of our 7% Notes due October 2013.

Note 5 Income Taxes — At June 30, 2013 and 2012, and December 31, 2012, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the six months ended June 30, 2013, there have been no material changes in our uncertain tax positions.

Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2013	2012
Income taxes, net of refunds	$265.0	$192.0
Interest	61.6	73.5

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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,151.5	$131.5	$2,024.0	$46.4	$4,258.7	$306.4	$3,984.6	$185.6
Direct	1,685.4	126.0	1,564.2	26.0	3,327.0	253.2	3,077.4	87.3

Total Personal Lines[1]	3,836.9	257.5	3,588.2	72.4	7,585.7	559.6	7,062.0	272.9
Commercial Auto	440.1	32.1	407.6	24.1	870.5	47.4	794.9	53.5
Other indemnity	0	(3.8)	.3	(1.4)	.1	(3.5)	.7	(2.6)

Total underwriting operations	4,277.0	285.8	3,996.1	95.1	8,456.3	603.5	7,857.6	323.8
Fees and other revenues[2]	70.9	NA	69.9	NA	139.3	NA	135.1	NA
Service businesses	10.6	.2	10.2	.3	19.0	0	18.4	.3
Investments[3]	235.1	230.7	107.8	104.0	416.2	406.9	300.0	292.0
Gains (losses) on extinguishment of debt	0	0	(1.0)	(1.0)	0	0	(1.7)	(1.7)
Interest expense	NA	(30.4)	NA	(30.7)	NA	(61.0)	NA	(62.6)

Consolidated total	$4,593.6	$486.3	$4,183.0	$167.7	$9,030.8	$949.4	$8,309.4	$551.8

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

NA = Not Applicable

Progressive’s management uses underwriting margin and combined ratio as primary measures of underwriting profitability. Underwriting profitability is calculated by subtracting losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses from the total of net premiums earned and “fees and other revenues.” The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	6.1%	93.9	2.3%	97.7	7.2%	92.8	4.7%	95.3
Direct	7.5	92.5	1.7	98.3	7.6	92.4	2.8	97.2
Total Personal Lines	6.7	93.3	2.0	98.0	7.4	92.6	3.9	96.1
Commercial Auto	7.3	92.7	5.9	94.1	5.4	94.6	6.7	93.3
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	6.7	93.3	2.4	97.6	7.1	92.9	4.1	95.9

[1]	Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

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

The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of June 30, 2013, the Gainshare factor was 1.19. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.

Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. However, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2013 will be paid, the Board would likely declare the 2013 annual dividend in December 2013, with a record date in January 2014 and payment shortly thereafter. For the six months ended June 30, 2013, our comprehensive income was $576.4 million, which is higher than the $392.3 million of after-tax underwriting income for the same period.

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

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1]	Foreign currency translation adjustment
Balance at March 31, 2013	$1,491.8	$(522.1)	$969.7	$961.9	$5.8	$2.0

Other comprehensive income (loss) before reclassifications:
Investment securities	(147.1)	51.5	(95.6)	(95.6)	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	.1	0	.1	.1	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(1.2)	.4	(.8)	0	0	(.8)

Total other comprehensive income (loss) before reclassifications	(148.2)	51.9	(96.3)	(95.5)	0	(.8)

Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.5)	.5	(1.0)	(1.0)	0	0
Net realized gains (losses) on securities	92.0	(32.2)	59.8	59.8	0	0
Interest expense[2]	.5	(.1)	.4	0	.4	0

Total reclassification adjustment for amounts realized in net income	91.0	(31.8)	59.2	58.8	.4	0

Total other comprehensive income (loss)	(239.2)	83.7	(155.5)	(154.3)	(.4)	(.8)

Balance at June 30, 2013	$1,252.6	$(438.4)	$814.2	$807.6	$5.4	$1.2

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1]	Foreign currency translation adjustment
Balance at December 31, 2012	$1,340.0	$(469.0)	$871.0	$862.7	$6.1	$2.2

Other comprehensive income (loss) before reclassifications:
Investment securities	80.7	(28.2)	52.5	52.5	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	.4	(.1)	.3	.3	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(1.5)	.5	(1.0)	0	0	(1.0)

Total other comprehensive income (loss) before reclassifications	79.6	(27.8)	51.8	52.8	0	(1.0)

Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.6)	.6	(1.0)	(1.0)	0	0
Net realized gains (losses) on securities	167.6	(58.7)	108.9	108.9	0	0
Interest expense[2]	1.0	(.3)	.7	0	.7	0

Total reclassification adjustment for amounts realized in net income	167.0	(58.4)	108.6	107.9	.7	0

Total other comprehensive income (loss)	(87.4)	30.6	(56.8)	(55.1)	(.7)	(1.0)

Balance at June 30, 2013	$1,252.6	$(438.4)	$814.2	$807.6	$5.4	$1.2

[1]	Entered into for the purpose of managing interest rate risk associated with our debt issuances.
[2]	We expect to reclassify $2.2 million (pretax) into income during the next 12 months.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies, written by our insurance subsidiaries, in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.

In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits arising out of the operations of the insurance subsidiaries. These cases include those alleging damages as a result of our subsidiaries’ practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, and bodily injury benefits; the utilization, content, or appearance of policy documents; labor rates paid to auto body repair shops; and cases challenging other aspects of our subsidiaries’ claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

We plan to contest the outstanding suits vigorously, but may pursue settlement negotiations in some cases, if appropriate. We establish accruals for lawsuits when it is probable that a loss has been incurred and we can reasonably estimate its potential exposure, which may include a range of loss. As to lawsuits in which the loss is not considered both probable and estimable, or is considered probable but not estimable, we have not established a liability at this time in accordance with current accounting guidance. In the event that any one or more of these cases results in a substantial judgment against, or settlement by, Progressive, the resulting liability could have a material effect on our consolidated financial condition, cash flows, and/or results of operations.

For a further discussion on our pending litigation, see Note 12 – Litigation in our Annual Report to Shareholders, which is included as Exhibit 13 to our Annual Report on Form 10-K, for the year ended December 31, 2012.

Note 11 Reclassifications — For the period ended June 30, 2012, we reclassified net deferred income taxes to be reported as a separate line item and income taxes recoverable to be reported as a component of “other assets” to conform with the current-year presentation. There was no effect on total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW

During the second quarter 2013, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 6% and 1%, respectively, on a year-over-year basis. Overall, our net income was up 174% to $324.6 million, or $.54 per share, for the second quarter 2013, reflecting both strong underwriting profitability and increased net realized gains from our investment portfolio, as compared to last year. Underwriting profitability for the quarter of 6.7%, or $285.8 million, was 4.3 points better than last year, and we recognized $132.9 million of net realized gains from our investment portfolio versus $4.7 million of losses last year. Our investment income of $102.2 million was down 9%, or $10.3 million, on a year-over-year basis, primarily reflecting lower yields. At June 30, 2013, our total capital position (debt plus equity) was $8.6 billion, reflecting a $0.1 billion increase during the quarter.

A. Operations

During the second quarter 2013, we realized a year-over-year increase in net premiums written of 6% on a companywide basis. Our Agency and Direct Personal Lines businesses grew 6% and 8%, respectively, and our Commercial Auto business grew 3%. To analyze growth, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention. For the second quarter 2013, rate increases taken during 2012 have been a significant contributor to the written premium growth. Due in large part to these rate increases, new business applications decreased from last year in all of our products except Direct auto, while customer retention was down in personal auto but relatively flat in Commercial Auto and for our special lines products.

Adjusting rates is an ongoing process. In light of rising claims costs, we raised rates principally in the second and third quarters of 2012 across all of our products, but mainly in personal auto. As a result, we started experiencing increases in personal auto written premium per policy that continued into the second quarter 2013. For the second quarter 2013, on a year-over-year basis, written premium per policy increased 7% and 4% in our Agency and Direct auto businesses, respectively. Commercial Auto premiums per policy increased about 6% for the second quarter 2013, and our special lines products written premium per policy was up 4%.

As a result of the rate increases taken, new business applications declined in the second quarter for all products except Direct auto. On a year-over-year basis, Personal Lines new applications decreased 4%, reflecting declines in our Agency auto business and special lines products of 7% and 6%, respectively, partially offset by a 3% increase in our Direct auto business new applications. The new business growth in Direct auto reflects both an increase in demand along with some small rate decreases taken in some of our larger Direct auto states in response to our ongoing market reviews. Our Commercial Auto new applications decreased 7%, continuing to reflect the rate increases taken in 2012 and the first half of 2013. We will continue to evaluate future rate needs and react quickly as we recognize changing trends.

During the second quarter, our renewal applications increased 3% in Personal Lines and 1% in Commercial Auto, primarily reflecting the growth in policies in force we generated during 2012. Both our Agency and Direct businesses contributed to the Personal Lines increase.

We continued with the many initiatives we have in place to help stimulate growth and provide consumers with distinctive insurance options. Our three primary initiatives all made meaningful progress, including:

•	Expansion of our mobile acquisition capabilities – our technology is able to provide the capability for almost all combinations of cars and drivers quoted on a mobile device.

•

Cross-sell our products – our relationships with our non-affiliated homeowner insurance carriers continue to grow and, during the quarter, we launched significant marketing communication plans to promote the bundling of home and auto insurance to our jointly appointed agents. In addition, we continued to enhance our systems to enable our agents and customer service representatives, as well as our customers, to quote and view all their Progressive products concurrently.

•

Snapshot®, our usage-based insurance product – we launched a marketing campaign to communicate the benefits of Snapshot in a way we believe will help demonstrate the advantages to consumers. Specifically, the messaging focuses on how good drivers are paying more for insurance due to the poorer driving and insurance profile of other drivers. In addition, our agents continued to “test drive” Snapshot to allow them to experience the product for themselves and to be able to communicate to their customers the ease of using Snapshot and the benefits of capturing the additional driver specific information provided by the device.

On a companywide basis, year-over-year, policies in force grew 1%, with Personal Lines growing 1% and Commercial Auto flat. Our Direct auto business grew 2%, our Agency auto business declined 1%, and our special lines policies grew 1% over last year. We ended the second quarter with 13.0 million Personal Lines policyholders.

To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy decreased 6% and 7% for our Agency and Direct auto businesses, respectively, compared to last year. These declines in retention were not unexpected following the rate increases we took in 2012. Our policy life expectancy for our Commercial Auto business and our special lines products was relatively flat compared to last year.

Our 6.7% companywide underwriting profit margin for the second quarter 2013 was 4.3 points better than our margin for the same period last year and exceeded our target of at least 4%. As previously discussed, the rate increases taken primarily in the second and third quarters of 2012 led to increased earned premium per policy in 2013, which was a significant contributor to the increased underwriting profitability. In addition, we experienced lower catastrophe losses in the second quarter 2013, compared to the second quarter 2012.

B. Investments and Capital Management

The fair value of our investment portfolio was $17.5 billion at June 30, 2013. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, and

•	all other non-investment-grade fixed-maturity securities

Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities

We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, excluding interest-only securities, while all other debt securities derive their credit ratings from nationally recognized statistical rating organizations (NRSRO) in determining whether securities should be classified as Group I or Group II. At June 30, 2013, 22% of our portfolio was allocated to Group I securities and 78% to Group II securities, compared to 21% and 79%, respectively, at December 31, 2012.

Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.1% for the second quarter 2013. Our common stock portfolio’s positive total return of 2.9% more than offset our fixed-income portfolio’s loss of (0.5)%. At June 30, 2013, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality securities.

Our recurring investment income generated a pretax book yield of 2.6% during the second quarter 2013. At June 30, 2013, our duration was 1.9 years, which limited our exposure to capital loss during the quarter as interest rates rose sharply from extremely low levels. We remain confident that our preference for shorter duration during times of low interest rates is our best positioning.

At June 30, 2013, we held $16.4 million in Australian government obligations and $7.1 million in Australian Treasury Bills to support our Australian operations; we held no other foreign sovereign debt. We held $616.7 million of U.S. dollar-denominated corporate bonds and nonredeemable preferred stocks issued by companies that are domiciled, or whose parent companies are domiciled, in European countries. Of these securities, $80.6 million are U.K.-domiciled financial institution nonredeemable preferred stocks and $536.1 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries. We had no direct exposure to Southern European-domiciled companies at June 30, 2013. In total, our European-domiciled fixed-income securities represented approximately 4% of our portfolio at June 30, 2013.

At June 30, 2013, our total capital (debt plus equity) was $8.6 billion, compared to $8.1 billion at December 31, 2012, and our debt-to-total capital ratio decreased to 24.0% from 25.6% at year-end 2012. We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably write and service.

II. FINANCIAL CONDITION

A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of $1.1 billion for the first six months of both 2013 and 2012.

We held total capital (debt plus equity) of $8.6 billion, at book value, at June 30, 2013, compared to $8.3 billion and $8.1 billion at June 30, 2012 and December 31, 2012, respectively. Our debt-to-total capital ratio was 24.0%, 24.7%, and 25.6% at June 30, 2013 and 2012 and December 31, 2012, respectively. Our next scheduled debt maturity is $150 million of our 7% Notes in October 2013, which will be funded from operating cash flows.

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

We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions to estimate our potential capital needs.

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

•

The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8—Statutory Financial Information in our Annual Report to Shareholders, which is included as Exhibit 13 to our Annual Report on Form 10-K, for the year ended December 31, 2012.

•

The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

During the first six months of 2013 and at all times during 2012, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.

The amount of capital in our third layer was at a level that allowed our Board of Directors to take several actions to return underleveraged capital to our investors, including:

•

Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. Although we did not repurchase any debt securities in the first half of 2013, during the second quarter and first six months of 2012, we repurchased, in the open market, $17.8 million and $30.4 million, respectively, in principal amount of our 6.70% Debentures.

•

Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of June 30, 2013, we had 36.8 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2013	2012	2013	2012
Total number of shares purchased	3.0	2.1	5.3	4.0
Total cost	$75.4	$45.3	$126.7	$83.0
Average price paid per share	$25.19	$21.21	$24.07	$20.74

•

Dividends. As part of our capital management activities, in February 2013 and 2012, we paid our annual variable dividend of $.2845 per share and $.4072 per share, respectively, which were each declared in December of the prior year.

Short-Term Borrowings

We did not engage in short-term borrowings to fund our operations or for other purposes during the six months ended June 30, 2013 and during 2012. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.

During the first quarter 2013, we entered into an unsecured, discretionary line of credit with PNC Bank, National Association (“PNC”) in the maximum principal amount of $100 million. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable, daily rate, and must be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, March 25, 2014. We have not borrowed funds under this agreement.

During the first six months of 2013 and 2012, we engaged in repurchase agreements for periods of 14 days and 25 days, respectively, under which we loaned U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations—Investments; Repurchase and Reverse Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at June 30, 2013 or 2012, or December 31, 2012.

B. Commitments and Contingencies

Contractual Obligations

During the first six months of 2013, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Other

During the first half of 2013, we added four new service centers, including two centers added during the second quarter. As of June 30, 2013, we have in operation 58 service centers in 43 metropolitan areas across the country that provide our concierge level of claims service and are designed to provide end-to-end resolution for auto physical damage losses. Currently, we own 80% of our service centers and lease the remaining sites. In 21 of these centers, we have combined a claims office with a service center to improve our efficiency. In an effort to provide the service center experience to more of our expanding customer population, over the next four years we expect to complete construction of 10-20 new service centers, each co-located with a full service claims office. The cost of these facilities, excluding land, is estimated to average $4 to $6 million per center, depending on a number of variables, including the size and location of the center and will be funded through operating cash flows.

III. RESULTS OF OPERATIONS – UNDERWRITING

A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2013	2012	% Change	2013	2012	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,223.7	$2,097.4	6	$4,425.9	$4,173.9	6
Direct	1,681.1	1,561.2	8	3,467.4	3,217.7	8

Total Personal Lines	3,904.8	3,658.6	7	7,893.3	7,391.6	7
Commercial Auto	482.3	470.5	3	943.2	900.0	5
Other indemnity	0	0	NM	0	0	NM

Total underwriting operations	$4,387.1	$4,129.1	6	$8,836.5	$8,291.6	7

NET PREMIUMS EARNED
Personal Lines
Agency	$2,151.5	$2,024.0	6	$4,258.7	$3,984.6	7
Direct	1,685.4	1,564.2	8	3,327.0	3,077.4	8

Total Personal Lines	3,836.9	3,588.2	7	7,585.7	7,062.0	7
Commercial Auto	440.1	407.6	8	870.5	794.9	10
Other indemnity	0	.3	NM	.1	.7	(86)

Total underwriting operations	$4,277.0	$3,996.1	7	$8,456.3	$7,857.6	8

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2013	2012	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,849.3	4,884.2	(1)
Direct auto	4,134.6	4,036.5	2

Total auto	8,983.9	8,920.7	1
Special lines[1]	4,023.9	3,972.0	1

Total Personal Lines	13,007.8	12,892.7	1

Commercial Auto	526.6	525.0	0

[1]	Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

Growth Over Prior Year
	Quarter		Year-to-date
	2013	2012	2013	2012
APPLICATIONS
Personal Lines:
New	(4) %	2%	(8) %	4%
Renewal	3%	5%	4%	5%
Commercial Auto:
New	(7) %	6%	(6) %	7%
Renewal	1%	0%	1%	(1) %

Rate increases taken in the second and third quarters of 2012 have had a significant impact on our ability to generate new application growth across all products on a year-to-date basis. For both the second quarter and first six months of 2013, new applications in our Personal Lines business decreased, compared to last year, reflecting decreases in our Agency auto business. Our Direct auto new business applications increased slightly in the second quarter, primarily reflecting increased demand. In addition, based on our ongoing market review, we reassessed our rate levels and believed it was prudent to lower rates in some of our larger Direct auto business states late in the first quarter and into the second quarter of 2013. Also, both our special lines products and our Commercial Auto business experienced a decrease in new applications for both the second quarter and first six months of 2013, primarily reflecting rate increases taken throughout 2012 and into the first six months of 2013.

We remain focused on providing consumers with distinctive auto insurance options and, as such, we are always refining our core product design. Our newest personal auto product model, which further refines our segmentation and incorporates the best design elements of the Agency and Direct auto products was available in 45 states plus the District of Columbia (“jurisdictions”), as of June 30, 2013, including one state added in the second quarter 2013. We plan to extend the rollout to one additional state during the year, which will substantially complete the rollout of this product model.

Snapshot® , our usage-based insurance product, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot was made available to our Agency auto customers in four additional states in the second quarter 2013. Snapshot is available to our Direct auto customers in 45 jurisdictions, while our Agency auto customers have access to Snapshot in 44 of those 45 jurisdictions. We plan to expand Snapshot into additional states, subject to regulatory approval.

In 2012, we launched a national rollout of our program to offer consumers the opportunity to “test drive” Snapshot without having to change their current insurance to encourage many more people to consider Progressive for their auto insurance needs. In an effort to increase participation in the program, during the second quarter 2013, we launched a marketing campaign to communicate the benefits of Snapshot in a way we believe will better convey the product advantages to consumers. Specifically, the messaging focuses on how good drivers are paying more for insurance due to the poorer driving and insurance profile of other drivers, and how Snapshot offers drivers the opportunity to limit this risk by personalizing their insurance rate based on their own driving behavior. In addition, during 2013, several thousand of our independent insurance agents took the opportunity to “test drive” Snapshot to allow them to experience the product and enable them to communicate with their customers the ease of using the Snapshot device and the benefits of capturing the additional rating variable. We are hopeful that these messages will resonate with consumers.

We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA). Multi-product customers are an important part of our strategic agenda, since, in general, they stay with us longer, have better loss experience, and represent a sizable segment of the market. We have additional opportunity for growth in this area.

Progressive Home Advantage, the program in which we “bundle” our auto product with property insurance provided by one of several unaffiliated insurance carriers, is increasingly an integral part of our consumer offerings. As of June 30, 2013, this program was available to Direct customers in 48 states, Agency customers in 24 states, and to both Direct and Agency customers in the District of Columbia. PHA is not currently available to customers in Alaska and is only available to Agency customers in Florida.

During 2013, we developed and implemented marketing communication plans with American Strategic Insurance (ASI), the primary PHA provider for our Agency customers. These plans were designed to promote the home and auto insurance bundle to our jointly appointed agents. We acquired a non-controlling interest in the corporate parent of ASI during 2012.

Expanding our offerings in the mobile space remains an important initiative. Consumers have the ability to obtain a quote and buy an auto insurance policy on our mobile website in all states and the District of Columbia. In 2013, we expanded our mobile quoting feature to allow consumers to obtain a quote for up to five drivers and four vehicles. This multi-driver, multi-vehicle feature is available nationwide. We continue to see an increasing number of our Direct business quotes starting on a mobile device.

We continue to provide the comparison rate experience on a mobile device in most of the country. We also allow consumers to use the camera in their mobile device to photograph their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote. This feature is available in 36 states and the District of Columbia. In addition, policyholders are able to make payments and add certain endorsements from their mobile device, as well as receive identification cards and billing and severe weather text alerts. Furthermore, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is now accessible to agents through many brands of tablet computers and mobile phones. We realize the importance of the mobile space and continue to look for opportunities to add new functionality to our mobile website and mobile applications.

During the second quarter 2013, we completed the national rollout of a product model in our Commercial Auto business that began in 2011. This model expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer. In addition, through our Progressive Commercial AdvantageSM program, we offer general liability and business owners policies and workers’ compensation coverage, all of which are underwritten by five unaffiliated insurance companies. The workers’ compensation coverage is offered in 28 states, while the other products are offered nationally in the 49 states where we write commercial auto business.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2013	2012	2013	2012
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	6%	1%	6%	1%
Commercial Auto	6%	10%	8%	10%

We increased rates in our personal auto business in 2012 in response to rising claims costs, driven primarily by increased severity. As discussed above, in our Direct auto business, we reassessed our rate levels and have decreased rates in some of our larger states earlier this year. For our Commercial Auto business, the increase in written premium per policy primarily reflects rate increases taken during 2012 and continuing into the first six months of 2013. In the second quarter 2013, we started to see a decrease in written premium per policy for our new Commercial Auto business primarily due to a shift in the mix of our business away from our for-hire transportation business market target, which has higher average premium per policy. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.

Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

Growth Over Prior Year
	2013	2012
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	(6) %	3%
Special lines	(1) %	1%
Commercial Auto	0%	1%

Although we experienced an increase in the number of personal auto renewal applications year over year, our estimate of the expected tenure of these customers has declined for the first six months of 2013, primarily reflecting rate increases taken in many states in the second half of 2012. Policy life expectancies for our special lines products and our Commercial Auto business have seen little change over the last several years. Recognizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and having the products and services available for our customers as their needs change during their insurable life.

B. Profitability

Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned plus “fees and other revenues” less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting profit margin, which is underwriting profit expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$131.5	6.1%	$46.4	2.3%	$306.4	7.2%	$185.6	4.7%
Direct	126.0	7.5	26.0	1.7	253.2	7.6	87.3	2.8

Total Personal Lines	257.5	6.7	72.4	2.0	559.6	7.4	272.9	3.9
Commercial Auto	32.1	7.3	24.1	5.9	47.4	5.4	53.5	6.7
Other indemnity[1]	(3.8)	NM	(1.4)	NM	(3.5)	NM	(2.6)	NM

Total underwriting operations	$285.8	6.7%	$95.1	2.4%	$603.5	7.1%	$323.8	4.1%

[1]	Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting margin for both the three and six months ended June 30, 2013, exceeded our profitability target of at least 4%. Our second quarter 2013 underwriting margin increased 4.3 points over the second quarter 2012 due to an improved loss ratio from our rate increases last year, lower catastrophe losses, and slightly less unfavorable reserve development. For the second quarter and first six months of 2013, the increase in underwriting margin over the same periods last year also reflects a lower expense ratio as average earned premium per policy increased faster than underwriting expenses.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Auto business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Underwriting Performance[1]	2013	2012	Change	2013	2012	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	73.6	77.0	(3.4) pts.	72.5	74.5	(2.0) pts.
Underwriting expense ratio	20.3	20.7	(.4) pts.	20.3	20.8	(.5) pts.

Combined ratio	93.9	97.7	(3.8) pts.	92.8	95.3	(2.5) pts.

Personal Lines—Direct
Loss & loss adjustment expense ratio	72.2	76.1	(3.9) pts.	71.6	73.9	(2.3) pts.
Underwriting expense ratio	20.3	22.2	(1.9) pts.	20.8	23.3	(2.5) pts.

Combined ratio	92.5	98.3	(5.8) pts.	92.4	97.2	(4.8) pts.

Total Personal Lines
Loss & loss adjustment expense ratio	73.0	76.6	(3.6) pts.	72.1	74.2	(2.1) pts.
Underwriting expense ratio	20.3	21.4	(1.1) pts.	20.5	21.9	(1.4) pts.

Combined ratio	93.3	98.0	(4.7) pts.	92.6	96.1	(3.5) pts.

Commercial Auto
Loss & loss adjustment expense ratio	71.0	71.8	(.8) pts.	72.4	70.5	1.9 pts.
Underwriting expense ratio	21.7	22.3	(.6) pts.	22.2	22.8	(.6) pts.

Combined ratio	92.7	94.1	(1.4) pts.	94.6	93.3	1.3 pts.

Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	72.9	76.2	(3.3) pts.	72.2	73.9	(1.7) pts.
Underwriting expense ratio	20.4	21.4	(1.0) pts.	20.7	22.0	(1.3) pts.

Combined ratio	93.3	97.6	(4.3) pts.	92.9	95.9	(3.0) pts.

Accident year loss & loss adjustment expense ratio[3]	72.5	75.6	(3.1) pts.	71.2	73.0	(1.8) pts.

[1]	Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
[2]

Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $3.8 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.5 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.

[3]

The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2013	2012	2013	2012
Change in net loss and LAE reserves	$125.8	$198.4	$182.8	$298.8
Paid losses and LAE	2,991.2	2,845.3	5,919.7	5,507.3

Total incurred losses and LAE	$3,117.0	$3,043.7	$6,102.5	$5,806.1

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

Our total loss and loss adjustment expense ratio decreased 3.3 points and 1.7 points, respectively, for the three and six month periods ended June 30, 2013, compared to the same periods in 2012. During the second quarter 2013, we experienced a slight increase in loss severity, flat loss frequency, a decrease in catastrophe losses incurred, and less unfavorable reserve development, compared to the second quarter 2012. In addition, we also experienced an increase in average net premiums earned, contributing to the decreased loss and LAE ratios on a year-over-year basis.

On a year-to-date basis, we saw a slight increase in loss severity, flat loss frequency, slightly increased catastrophe losses, and more unfavorable reserve development, compared to the first six months of 2012. The increases in these costs were more than offset by the increase we experienced in average net premiums earned for the first six months of 2013. The loss and LAE ratio for our Commercial Auto business was up 1.9 points for the first six months of 2013, year over year, due in part to greater unfavorable reserve development in 2013, reflecting higher frequency and severity on late emerging claims primarily in our bodily injury coverage.

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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 2%-3% for both the three months and six months ended June 30, 2013, compared to the prior year periods.

•	For the second quarter 2013, severity increased about 3%-4% year-over-year for most of our auto coverages, with the exception of personal injury protection (“PIP”), which decreased approximately 2%.

•

For the first six months of 2013, severity for our property damage and collision coverages were up about 4%-6% year-over-year. The higher severity partially reflects a greater amount of total loss settlements without a related increase in salvage and subrogation recoveries. Severity for our bodily injury coverage increased about 2%, while severity for our PIP coverage decreased about 3%, compared to last year.

It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar year basis, remained relatively flat for the second quarter 2013, and increased about 1% for the first six months of 2013, compared to the same periods last year.

•	Frequency for our bodily injury coverage decreased about 2%-3% for both the second quarter and first six months of 2013, compared to the same periods in 2012.

•	Frequency for our property damage coverage was flat for both the three months and six months ended June 30, 2013, compared to last year.

•	Frequency in our PIP coverage decreased about 3%-4% for both the second quarter and first six months of 2013, compared to the same periods last year.

•

On a year-over-year basis, frequency for our collision coverage was relatively flat for the second quarter, and increased about 2% year to date, primarily reflecting low frequency in the first quarter 2012 due to the unusually mild weather we experienced during that period.

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

We experienced severe weather conditions in several areas of the country during both the second quarter and first six months of both 2013 and 2012. The following table shows catastrophe losses incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2013	2012	2013	2012
Catastrophe losses incurred	$83.4	$107.4	$129.6	$123.4

Increase to combined ratio	1.9 pts.	2.7 pts.	1.5 pts.	1.6 pts.

We continue to respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2013	2012	2013	2012
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$16.4	$7.8	$29.0	$34.8
Current accident year	(4.7)	(10.3)	(4.2)	(3.2)

Calendar year actuarial adjustment	$11.7	$(2.5)	$24.8	$31.6

PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$16.4	$7.8	$29.0	$34.8
All other development	(33.2)	(30.6)	(111.0)	(101.9)

Total development	$(16.8)	$(22.8)	$(82.0)	$(67.1)

(Increase)/decrease to calendar year combined ratio	(.4)pts.	(.6)pts.	(1.0)pts.	(.9)pts.

Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial department to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allows them to adjust the reserves to reflect the current and anticipated costs. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years’ development. “All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims.

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first six months of both 2013 and 2012.

Year-to-date 2013

•

The unfavorable prior year reserve development was primarily attributable to accident year 2012 and, to a lesser extent, accident year 2011. The aggregate reserve development for accident years 2010 and prior was minimal.

•	Approximately two-thirds of our unfavorable reserve development was in our Personal Lines Agency business, with the remainder primarily in our Commercial Auto business.

•

The Personal Lines development reflected unfavorable reserve development in our personal auto business in our IBNR reserves due to higher frequency and severity on late emerging claims primarily in our bodily injury and property damage coverages, as primarily reflected in the “all other development.” Lower than anticipated severity costs on our case reserves partially offset the unfavorable IBNR development.

•	In our Commercial Auto business, we experienced unfavorable development due to higher frequency and severity on late emerging claims primarily in our bodily injury coverage for our truck business.

Year-to-date 2012

•

The majority of the unfavorable reserve development was attributable to accident year 2011; the aggregate reserve development for accident years 2009 and prior was favorable. The aggregate reserve development for accident year 2010 was minimal.

•	Nearly 80% of our unfavorable reserve development was in our Personal Lines Agency business, with the remainder primarily in our Commercial Auto business.

•

The Personal Lines development reflected unfavorable reserve development in our personal auto business, including IBNR reserves in the bodily injury and property damage coverages, reflecting more late emerging claims than expected, as well as higher severity on those claims in the property damage coverage. We also had unfavorable development in Florida in our PIP coverage. In addition, the estimated bodily injury severity for accident years 2011 and 2010 increased over 2% and about 0.5%, respectively, contributing to the total unfavorable development for 2012.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on July 12, 2013.

Underwriting Expenses

Progressive’s policy acquisition costs and other underwriting expenses, net of “fees and other revenues”, expressed as a percentage of net premiums earned decreased 1.0 point and 1.3 points for the three- and six-month periods ended June 30, 2013, compared to the same periods last year. Our underwriting expenses grew at a slower rate than net premiums earned in both the second quarter and first six months of 2013, compared to the same periods in 2012, due in part to an increase in earned premium per policy as a result of rate increases taken last year.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	7%
Net premiums earned	7%	7%
Policies in force (at June 30)		1%

Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 89% of our total net premiums written in the second quarter and first six months of both 2013 and 2012. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.

Personal auto represented 87% and 90% of our total Personal Lines net premiums written in the second quarter and first six months of 2013, respectively, compared to 86% and 90%, for the corresponding periods in 2012. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and have a greater impact on our total Personal Lines results during those periods.

Compared to June 30, 2012, policies in force grew 1% for both auto and special lines products. In addition, on a year-over-year basis, for the second quarter and first six months of 2013, personal auto net premiums written increased 7% in both periods, and net premiums written for our special lines products increased 5% and 3%, respectively.

Our total Personal Lines business generated combined ratios of 93.3 and 92.6 for the second quarter and first six months of 2013, respectively, compared to 98.0 and 96.1, respectively, last year. In the second quarter 2013, 41 states and the District of Columbia were profitable, including 8 of our 10 largest states; 46 states were profitable year-to-date 2013, including 9 of 10 of our largest states. The special lines products had an unfavorable impact on the total Personal Lines combined ratio for the second quarter 2013 and 2012 of 0.1 points and 0.3 points, respectively, compared to a favorable effect of 1.3 points and 1.2 points for the first six months of 2013 and 2012, respectively.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth over prior year
	Quarter	Year-to-date
Net premiums written	6%	6%
Net premiums earned	6%	7%
Auto: policies in force (at June 30)		(1) %
new applications	(7) %	(11) %
renewal applications	2%	3%
written premium per policy	7%	7%
policy life expectancy (at June 30)		(6) %

The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, in the three- and six-month periods ended June 30, 2013, we generated new Agency auto application growth in 17 states and 14 states, respectively. For our top 10 Agency auto states, based on volume, only two states for the quarter and one state year to date have experienced an increase in new applications. As discussed previously, the decrease in new application growth in both the second quarter and first six months of 2013 reflects the rate increases taken during the second and third quarters of 2012.

Rate increases taken during 2012 were also a primary factor in the year-over-year increases in written premium per policy and the declining retention experienced in our Agency auto business in the second quarter and first six months of 2013. Written premium per policy for both our Agency auto new and renewal business increased about 7% for both the second quarter and first six months of 2013, compared to the same periods last year.

On a year-over-year basis, we saw a significant increase in Agency auto quotes for both the second quarter and first six months of 2013, reflecting very strong increases in quoting on third-party comparative rating systems, primarily driven by the addition of real-time comparative rating in California. Excluding the quote volume generated in California, our Agency auto quotes experienced a strong increase for the second quarter of 2013 and a more modest increase for the first six months of 2013, compared to the same periods last year. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) experienced a significant decrease for both the second quarter and first six months of 2013, due in large part to the rate increases taken last year.

The Direct Business

Growth over prior year
	Quarter	Year-to-date
Net premiums written	8%	8%
Net premiums earned	8%	8%
Auto: policies in force (at June 30)		2%
new applications	3%	(1) %
renewal applications	4%	4%
written premium per policy	4%	5%
policy life expectancy (at June 30)		(7) %

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. Similar to the Agency business, Direct auto new applications were affected by the rate increases taken during 2012, but to a much lesser extent. As discussed above, during the second quarter 2013, we saw new applications in the Direct channel increase reflecting an increase in demand along with, to a lesser extent, rate decreases taken in several large Direct auto states in response to our ongoing market reviews. For the second quarter of 2013, we experienced a year-over-year increase in new Direct auto applications in 31 states and the District of Columbia; 7 of our top 10 Direct auto states experienced an increase. On a year-to-date basis, the Direct auto business had new application growth in 28 states and the District of Columbia, including 7 of our top 10 states.

Prior year rate increases were also a primary factor in the year-over-year increases in written premium per policy, for both the second quarter and first six months of 2013, and the decline in the Direct auto business policy life expectancy. For both the second quarter and first six months of 2013, written premium per policy increased about 6%-7% for new Direct auto business and increased 4%-5% for renewal Direct auto business, compared to the same periods last year.

On a year-over-year basis, the total number of quotes in the Direct business increased 13% and 11% for the second quarter and first six months of 2013, respectively, which had a positive impact on our new business growth. The overall Direct business conversion rate saw a significant decline in both the second quarter and first six months of 2013, particularly in conversion for Internet-initiated business, driven by the 2012 rate increases.

The underwriting expense ratio for our Direct business decreased 1.9 points and 2.5 points for the second quarter and first six months of 2013, respectively, compared to the same periods last year. Higher earned premium in both the second quarter and first six months of 2013, compared to the same periods in 2012, was the primary contributor to the decrease in the underwriting expense ratio. In addition, in the first six months of 2012, we recognized previously deferred acquisition costs that no longer met the criteria for deferral under new accounting guidance.

On a year-over-year basis, our advertising expenditures were relatively comparable to both the second quarter and first six months of last year. We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets. During the quarter, we launched a campaign to promote the benefits of Snapshot, or “test drive,” to engage the consumer and communicate how this product offering is relevant to them. This campaign joined our other advertisements which continue to use “Flo” both in and out of the “Superstore.”

D. Commercial Auto

	Growth over prior year
	Quarter		Year-to-date
Net premiums written	3%		5%
Net premiums earned	8%		10%
Policies in force (at June 30)			0%
New applications	(7	) %	(6	) %
Renewal applications	1%		1%
Written premium per policy	6%		8%
Policy life expectancy (at June 30)			0%

Progressive’s Commercial Auto business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring two or fewer vehicles. For both the second quarter and first six months of both 2013 and 2012, our Commercial Auto business represented 11% of our total net premiums written. This business is primarily distributed through independent agents and operates in the following business market targets:

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

Business auto is the largest business market target, measured by premium volume, and accounts for approximately one third of our total Commercial Auto premiums, while the for-hire transportation and contractor business market targets each account for another 25%. Business auto and contractor together account for approximately 75% of the vehicles we insure in this business, while for-hire transportation accounts for about 15%. We currently write our Commercial Auto business in 49 states; we do not write Commercial Auto in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.

Our Commercial Auto business new applications decreased for both the second quarter and first six months of 2013, primarily due to rate increases taken throughout 2012 and into the first six months of 2013. Rate increases also contributed to the increase in written premium per policy in our Commercial Auto business for both the second quarter and first six months of 2013. In the second quarter 2013, we started to see a decrease in written premium per policy for our new Commercial Auto business primarily due to an anticipated shift in the mix of our business away from our for-hire transportation business market target, which received greater rate increases and has higher average premium per policy.

E. Other Indemnity

Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. As of April 30, 2012, we are no longer writing any new professional liability business; the business written for these products during 2012 is 100% reinsured.

Our other indemnity businesses generated operating losses of $3.8 million and $3.5 million for the second quarter and first six months of 2013, respectively, reflecting adverse loss development on our run-off businesses. These businesses generated operating losses of $1.4 million and $2.6 million, respectively, for the three and six month periods ended June 30, 2012.

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

Through Progressive Home Advantage, we offer, either directly or through our network of independent agents, home, condominium, and renters insurance written by unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not currently available to customers in Alaska and is available to only Agency customers in Florida. For the policies written under this program in our Direct business, we receive commissions, all of which are used to offset the expenses associated with maintaining this program.

Through Progressive Commercial Advantage, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by five unaffiliated insurance companies or placed with other companies through an unaffiliated agency. This program offers general liability and business owners policies in the 49 states where we write commercial auto insurance and workers’ compensation coverage in 28 states as of June 30, 2013. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

G. Income Taxes

Income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. At June 30, 2013 and 2012, we had net current income taxes recoverable of $10.4 million and $20.8 million, respectively, which were reported as part of “other assets,” while at December 31, 2012, we had net current income taxes payable of $17.9 million, which were reported as part of “other liabilities.” In addition, we had net deferred income tax assets, which are separately disclosed on the balance sheets. The decrease in our net deferred tax asset is primarily due to timing of recognition of gains/losses on sales of securities on which we had previously recorded other-than-temporary impairments and on derivative instruments for book and tax purposes.

A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At June 30, 2013 and 2012, and at December 31, 2012, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

There were no material changes in our uncertain tax positions during the quarter ended June 30, 2013.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation

The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2013
Fixed maturities	$12,949.4	74.1%	2.1	AA-
Nonredeemable preferred stocks	754.4	4.3	1.2	BB+
Short-term investments – other	1,558.1	8.9	<.1	AAA-

Total fixed-income securities	15,261.9	87.3	1.9	AA-
Common equities	2,224.5	12.7	na	na

Total portfolio[2,3]	$17,486.4	100.0%	1.9	AA-

June 30, 2012
Fixed maturities	$12,075.9	72.7%	2.2	AA-
Nonredeemable preferred stocks	799.3	4.8	1.0	BBB-
Short-term investments – other	1,679.2	10.1	<.1	AA+

Total fixed-income securities	14,554.4	87.6	1.9	AA-
Common equities	2,055.1	12.4	na	na

Total portfolio[2,3]	$16,609.5	100.0%	1.9	AA-

December 31, 2012
Fixed maturities	$11,774.1	71.5%	2.2	AA-
Nonredeemable preferred stocks	812.4	4.9	.9	BBB-
Short-term investments – other	1,990.0	12.1	<.1	AAA-

Total fixed-income securities	14,576.5	88.5	1.9	AA-
Common equities	1,899.0	11.5	na	na

Total portfolio[2,3]	$16,475.5	100.0%	1.9	AA-

na = not applicable

[1]

Represents ratings at period end. Credit quality ratings are assigned by nationally recognized statistical rating organizations (NRSRO). To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.

[2]

At June 30, 2013 and 2012, we had $117.0 million and $15.5 million, respectively, of net unsettled security transactions, including collateral on open derivative positions, recognized in other liabilities, compared to $90.9 million in other assets at December 31, 2012.

[3]

The total fair value of the portfolio at June 30, 2013 and 2012, and December 31, 2012 included $1.2 billion, $1.4 billion, and $1.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company.

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

The following tables show the composition of our Group I and Group II securities at June 30, 2013 and 2012, and December 31, 2012:

($ in millions)	Fair Value	% of Total Portfolio
June 30, 2013
Group I securities:
Non-investment-grade fixed maturities	$559.2	3.2%
Redeemable preferred stocks[1]	266.2	1.5
Nonredeemable preferred stocks	754.4	4.3
Common equities	2,224.5	12.7

Total Group I securities	3,804.3	21.7
Group II securities:
Other fixed maturities[2]	12,124.0	69.4
Short-term investments – other	1,558.1	8.9

Total Group II securities	13,682.1	78.3

Total portfolio	$17,486.4	100.0%

June 30, 2012
Group I securities:
Non-investment-grade fixed maturities	$391.0	2.3%
Redeemable preferred stocks[1]	290.8	1.8
Nonredeemable preferred stocks	799.3	4.8
Common equities	2,055.1	12.4

Total Group I securities	3,536.2	21.3
Group II securities:
Other fixed maturities[2]	11,394.1	68.6
Short-term investments – other	1,679.2	10.1

Total Group II securities	13,073.3	78.7

Total portfolio	$16,609.5	100.0%

December 31, 2012
Group I securities:
Non-investment-grade fixed maturities	$482.9	2.9%
Redeemable preferred stocks[1]	288.2	1.8
Nonredeemable preferred stocks	812.4	4.9
Common equities	1,899.0	11.5

Total Group I securities	3,482.5	21.1
Group II securities:
Other fixed maturities[2]	11,003.0	66.8
Short-term investments – other	1,990.0	12.1

Total Group II securities	12,993.0	78.9

Total portfolio	$16,475.5	100.0%

[1]	Includes non-investment-grade redeemable preferred stocks of $158.3 million, $208.2 million, and $201.7 million at June 30, 2013 and 2012, and December 31, 2012, respectively.
[2]	Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $107.9 million, $82.6 million, and $86.5 million at June 30, 2013 and 2012, and December 31, 2012, respectively.

To determine the allocation between Group I and Group II, we use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, excluding interest-only securities, and the credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities. NAIC ratings are based on a model that considers the book price of our securities when assessing the probability of future losses in assigning a credit rating. As a result, NAIC ratings can vary from credit ratings issued by NRSROs. Management believes NAIC ratings more accurately reflect our risk profile when determining the asset allocation between Group I and II securities.

Unrealized Gains and Losses

As of June 30, 2013, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,242.4 million, compared to $1,283.5 million and $1,327.3 million at June 30, 2012 and December 31, 2012, respectively.

The net unrealized gains in our fixed-income portfolio decreased $267.2 million and $342.5 million since June 30, 2012 and December 31, 2012, respectively, reflecting an increase in U.S. Treasury interest rates and a somewhat larger interest rate increase for all non-treasury fixed-income sectors for both periods in addition to recognizing net gains on security sales. The contribution by individual sector to the fixed-income portfolio change in net unrealized gains is presented below. The net unrealized gains in our common stock portfolio increased $226.1 million and $257.6 million over the same time periods, reflecting positive returns in the broad equity market.

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

The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

	June 30, 2013		June 30, 2012		December 31, 2012
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$13,298.3	91.7%	$12,957.7	94.2%	$12,803.8	93.0%
Long term	61.0	.4	47.2	.3	91.0	.7
Non-investment-grade fixed maturities[2]	1,148.2	7.9	750.2	5.5	869.3	6.3

Total	$14,507.5	100.0%	$13,755.1	100.0%	$13,764.1	100.0%

[1]

Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.

[2]	Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, as assigned by a NRSRO.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at June 30, 2013 and 2012, and December 31, 2012. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2013	June 30, 2012	December 31, 2012
1 year	23.0%	27.4%	29.8%
2 years	20.1	21.2	17.7
3 years	30.6	27.9	28.4
5 years	24.1	19.1	17.8
10 years	2.2	4.4	6.3

Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2013	June 30, 2012	December 31, 2012
AAA	52.4%	53.0%	54.1%
AA	11.7	14.4	12.2
A	6.2	5.6	4.0
BBB	19.8	19.8	21.3
Non-investment grade/non-rated	9.9	7.2	8.4

Total fixed-income portfolio	100.0%	100.0%	100.0%

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At June 30, 2013, we were within all of the constraints described above.

We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first six months of 2013, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.

The pricing on the majority of our preferred stocks continues to reflect expectations that many issuers will not call such securities, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such call dates (extension risk). Most of our preferred securities either convert from a fixed-rate coupon to a variable-rate coupon after the call date, or remain variable-rate coupon securities after the call date. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly, to a credit spread premium that was fixed when the security was first issued. Many of these securities have a minimum or floor coupon that is currently in effect. Extension risk on holding these securities is limited to the credit risk premium being below that of a similar security since the benchmark variable-rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. Since the beginning of 2011, ten securities that converted from a fixed-rate coupon to a variable-rate coupon had their first call date; only two of these securities were called. We continued to hold seven of the eight securities that were not called at June 30, 2013, with a fair value of $245.8 million.

We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of June 30, 2013, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.8 billion, or 6%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2013. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2013:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$916.4	.9
Two to five years	2,251.4	3.0
Five to ten years	190.6	6.8

Total U.S. Treasury Notes	3,358.4	2.6

Interest Rate Swaps
Five to ten years ($750 notional value)	52.4	(9.2)

Total interest rate swaps ($750 notional value)	52.4	(9.2)

Total U.S. government obligations	$3,410.8	.6

The interest rate swap positions show a fair value of $52.4 million as they are in an overall asset position, which is fully collateralized by cash payments received from the counterparty. The liability associated with the cash collateral received is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES

Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$260.4	$3.7	6.4%	.9	A-
Alt-A collateralized mortgage obligations	68.3	2.5	1.7	1.1	A-

Collateralized mortgage obligations	328.7	6.2	8.1	.9	A-
Home equity (sub-prime bonds)	558.0	9.6	13.8	<.1	BBB-

Residential mortgage-backed securities	886.7	15.8	21.9	.2	BBB

Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	2,056.7	.3	50.7	3.2	AA+
Commercial mortgage-backed obligations: interest only	165.1	7.6	4.1	2.3	AAA-

Commercial mortgage-backed obligations	2,221.8	7.9	54.8	3.1	AA+

Other asset-backed securities:
Automobile	426.8	2.8	10.5	.9	AAA
Credit card	49.2	2.1	1.2	2.0	AAA
Other[1]	471.7	.5	11.6	1.1	AA+

Other asset-backed securities	947.7	5.4	23.3	1.1	AAA-

Total asset-backed securities	$4,056.2	$29.1	100.0%	2.0	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2012
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$199.1	$.5	5.3%	2.1	A-
Alt-A collateralized mortgage obligations	42.2	2.3	1.1	1.7	A-

Collateralized mortgage obligations	241.3	2.8	6.4	2.0	A-
Home equity (sub-prime bonds)	180.3	(10.4)	4.8	<.1	BBB+

Residential mortgage-backed securities	421.6	(7.6)	11.2	.8	A-

Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	1,855.3	63.7	49.1	2.4	AA+
Commercial mortgage-backed obligations: interest only	238.2	9.6	6.3	1.9	AAA-

Commercial mortgage-backed obligations	2,093.5	73.3	55.4	2.3	AA+

Other asset-backed securities:
Automobile	653.1	6.3	17.3	1.2	AAA
Credit card	157.2	4.2	4.1	1.0	AAA
Other[1]	453.7	3.0	12.0	1.0	AAA-

Other asset-backed securities	1,264.0	13.5	33.4	1.1	AAA-

Total asset-backed securities	$3,779.1	$79.2	100.0%	1.8	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2012
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$190.4	$5.4	5.6%	1.8	A-
Alt-A collateralized mortgage obligations	40.7	2.8	1.2	1.4	BBB+

Collateralized mortgage obligations	231.1	8.2	6.8	1.8	A-
Home equity (sub-prime bonds)	197.1	6.6	5.8	<.1	BBB

Residential mortgage-backed securities	428.2	14.8	12.6	.7	BBB+

Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	1,865.3	74.1	54.4	3.1	AA+
Commercial mortgage-backed obligations: interest only	183.4	10.7	5.4	2.1	AAA-

Commercial mortgage-backed obligations	2,048.7	84.8	59.8	3.0	AA+

Other asset-backed securities:
Automobile	498.2	5.7	14.5	1.1	AAA
Credit card	56.0	3.0	1.6	2.2	AAA
Other[1]	394.4	4.1	11.5	.8	AAA-

Other asset-backed securities	948.6	12.8	27.6	1.0	AAA-

Total asset-backed securities	$3,425.5	$112.4	100.0%	2.2	AA+

[1]	Includes equipment leases, manufactured housing, and other types of structured debt.

Substantially all of the asset-backed securities have widely available market quotes. As of June 30, 2013, approximately 15% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, fixed-income securities, during the second quarter 2013, we continued to purchase securities with solid credit profiles, primarily in the residential and commercial mortgage-backed markets. These investments have substantial structural credit support (i.e., the amount of underlying subordinated principal that is available to absorb losses before our position begins to recognize losses due to defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we recognized $0.3 million and $0.4 million during the second quarter and first six months of 2013, respectively, compared to $0.5 million and $1.1 million during the second quarter and first six months of 2012, respectively. These write-downs occurred primarily in the residential mortgage sectors of our asset-backed portfolio as detailed below.

Collateralized Mortgage Obligations At June 30, 2013, 8.1% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the second quarter and first six months of 2013, we recorded $0.2 million of credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections. We did not have any write-downs on Alt-A securities during 2013. During the second quarter and first six months of 2012, we recorded $0.4 million and $0.8 million, respectively, of write-downs, including $0.1 million of Alt-A securities during the second quarter of 2012. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at June 30, 2013 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at June 30, 2013)
($ in millions) Rating[1]	Non-agency prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$58.8	$12.8	$7.5	$79.1	24.0%
AA	0	0	1.9	1.9	.6
A	101.4	39.3	0	140.7	42.8
BBB	15.7	0	0	15.7	4.8
Non-investment grade	72.6	16.2	2.5	91.3	27.8

Total	$248.5	$68.3	$11.9	$328.7	100.0%

Increase (decrease) in value	1.1%	3.8%	9.6%	1.9%

[1]

The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $11.3 million, or 3.4% of the total.

[2]

The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Home-Equity Securities At June 30, 2013, 13.8% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the second quarter and first six months of 2013, we recorded $0.1 million and $0.2 million, respectively, in write-downs, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2012. The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at June 30, 2013, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at June 30, 2013)
($ in millions) Rating[1]	Total	% of Total
AAA	$29.0	5.2%
AA	4.2	.8
A	62.4	11.2
BBB	112.3	20.1
Non-investment grade	350.1	62.7

Total	$558.0	100.0%

Increase (decrease) in value	1.8%

[1]

The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $36.3 million, or 6.5% of the total.

Commercial Mortgage-Backed Securities At June 30, 2013, 50.7% of our asset-backed securities were commercial mortgage-backed securities (CMBS bonds) and 4.1% were CMBS interest-only securities (IO). During the six months ended June 30, 2013, we did not record any write-downs on our IO portfolio, compared to a write-down of $0.1 million during the six months ended June 30, 2012. No write-downs were recorded on our CMBS portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at June 30, 2013)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
CMBS bonds	$1,377.2	$350.5	$163.7	$128.4	$36.9	$2,056.7	92.6%
IO	150.5	1.9	0	2.9	9.8	165.1	7.4

Total fair value	$1,527.7	$352.4	$163.7	$131.3	$46.7	$2,221.8	100.0%

% of Total fair value	68.8%	15.9%	7.3%	5.9%	2.1%	100.0%

[1]

The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS bonds, the non-investment-grade securities (i.e., Group I) represent $9.8 million, or 0.4%, of the total.

The following table summarizes the composition of our CMBS bond portfolio:

CMBS Bond Portfolio (at June 30, 2013)
($ in millions) Vintage	Multi-Borrower	Single-Borrower	Total
1997-2005	$530.4	$0	$530.4
2006-2008	8.1	69.5	77.6
2009-2013	454.8	993.9	1,448.7

Total	$993.3	$1,063.4	$2,056.7

CMBS bonds that originated since 2009 are called “CMBS 2.0” and tend to have more conservative underwriting than the 2006-2008 vintages.

Planned amortization class IOs comprised $28.7 million of our $165.1 million IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of $109.1 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES

Included in the fixed-income portfolio at June 30, 2013 and 2012, and December 31, 2012, were $2,019.9 million, $1,977.6 million, and $1,964.4 million, respectively, of state and local government obligations. These securities had a duration of 2.9 years at both June 30, 2013 and 2012, compared to 2.8 years at December 31, 2012, and an overall credit quality rating of AA+ (excluding the benefit of credit support from bond insurance) for all three periods. These securities had a net unrealized gain of $9.3 million at June 30, 2013, compared to $50.7 million and $50.0 million at June 30, 2012 and December 31, 2012, respectively. During the three and six months ended June 30, 2013 and 2012, we did not record any write-downs on our municipal portfolio. We do not hold any securities subject to the Detroit, Michigan bankruptcy filing. The following table details the credit quality rating of our municipal securities at June 30, 2013, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2013)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$298.3	$560.2	$858.5
AA	332.4	681.9	1,014.3
A	5.4	101.2	106.6
BBB	0	38.6	38.6
Non-investment grade/non-rated	0	1.9	1.9

Total	$636.1	$1,383.8	$2,019.9

Included in revenue bonds were $894.2 million of single family housing revenue bonds issued by state housing finance agencies, of which $467.9 million were supported by individual mortgages held by the state housing finance agencies and $426.3 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

Approximately 6%, or $117.0 million, of our total municipal securities were insured general obligation ($88.7 million) or revenue bonds ($28.3 million), with an overall credit quality rating of AA- at June 30, 2013, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $3.9 million at June 30, 2013, compared to $7.5 million and $5.6 million at June 30, 2012 and December 31, 2012, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES

Included in our fixed-income securities at June 30, 2013 and 2012, and December 31, 2012, were $3,072.0 million, $3,007.2 million, and $3,113.0 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.4 years at June 30, 2013 and 2012, compared to a duration of 3.3 years at December 31, 2012; the overall credit quality rating was BBB for all three periods. At June 30, 2013 and 2012, and December 31, 2012, these securities had net unrealized gains of $24.0 million, $108.8 million, and $123.7 million, respectively. We did not have any write-downs during the six months ended June 30, 2013 or 2012. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at June 30, 2013)
Sector	AA	A	BBB	Non-Investment Grade/Non-Rated	% of Corporate Securities
Consumer	0%	.8%	26.5%	4.2%	31.5%
Industrial	0	1.5	18.6	6.7	26.8
Communications	0	4.2	6.4	2.0	12.6
Financial Services	2.9	4.8	9.9	3.5	21.1
Technology	0	0	2.4	0	2.4
Basic Materials	0	0	3.2	0	3.2
Energy	.3	.7	1.4	0	2.4

Total	3.2%	12.0%	68.4%	16.4%	100.0%

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE

We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2013, we held $374.1 million in redeemable preferred stocks and $754.4 million in nonredeemable preferred stocks, compared to $373.4 million and $799.3 million, respectively, at June 30, 2012 and $374.7 million and $812.4 million, respectively, at December 31, 2012.

At June 30, 2013 and 2012, and December 31, 2012, our preferred stock portfolio had net unrealized gains of $345.7 million, $379.0 million, and $422.4 million, respectively. We did not have any write-downs during the six months ended June 30, 2013 or 2012.

Our preferred stock portfolio had a duration of 1.4 years, which reflects the portfolio’s exposure to changes in interest rates, at June 30, 2013, compared to 1.5 years at June 30, 2012, and 1.3 years at December 31, 2012. The overall credit quality rating was BB+ at June 30, 2013 and 2012, compared to BBB- at December 31, 2012. Approximately 42% of our preferred stock securities are fixed-rate securities and 58% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 90% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at June 30, 2013)
Sector	BBB	Non-Investment Grade/Non-Rated	% of Preferred Stock Portfolio
Financial Services
U.S. banks	32.1%	21.8%	53.9%
Foreign banks	0	1.9	1.9
Insurance holdings	7.8	10.2	18.0
Other financial institutions	0	3.3	3.3

Total financial services	39.9	37.2	77.1
Industrials	6.8	8.7	15.5
Utilities	7.4	0	7.4

Total	54.1%	45.9%	100.0%

Approximately 65% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of our non-investment-grade preferred stock holdings primarily maintain investment-grade senior debt ratings.

Common Equities

Common equities were comprised of the following:

($ in millions)	June 30, 2013		June 30, 2012		December 31, 2012
Common stocks	$2,185.8	98.3%	$2,042.9	99.4%	$1,887.0	99.4%
Other risk investments	38.7	1.7	12.2	.6	12.0	.6

Total common equities	$2,224.5	100.0%	$2,055.1	100.0%	$1,899.0	100.0%

At June 30, 2013, 12.7% of the total investment portfolio was in common equities, compared to 12.4% at June 30, 2012 and 11.5% at December 31, 2012. Our indexed common stock portfolio, which makes up 87.9% of our June 30, 2013 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 739 out of 1,005, or 74%, of the common stocks comprising the Russell 1000 Index at June 30, 2013, which made up 93% of the total market capitalization of the index.

The remaining 12.1% reflects our decision to invest in common stocks on an actively managed basis. We have two external investment managers who have the authority to invest up to $250 million in aggregate in common stocks. At June 30, 2013, the fair value of the actively managed portfolio was $264.6 million, compared to a cost basis of $227.9 million; neither manager has fully deployed their allocated funds into common stock investments.

We recorded $1.4 million in write-downs on our common equities for the six months ended June 30, 2013, compared to $5.2 million for the same period in 2012; we had $1.3 million in write-downs during the second quarter 2013, compared to $4.9 million for the second quarter 2012.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations. During July, we executed a share purchase agreement to sell a private equity investment for $38.0 million. The sale, which is expected to be completed by the end of 2013, would generate a realized gain of about $35.6 million.

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

INTEREST RATE SWAPS

We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Date			June 30,
Term	Effective	Maturity	Coupon	2013	2012	2013	2012	2013	2012
Open:
10-year	04/2013	04/2023	Receive variable	$150	$0	$10.0	$0	$10.0	$0
10-year	04/2013	04/2023	Receive variable	185	0	12.4	0	12.4	0
10-year	04/2013	04/2023	Receive variable	415	0	27.8	0	27.8	0
5-year	05/2011	05/2016	Receive variable	0	400	0	(5.2)	0	(6.6)
5-year	08/2011	08/2016	Receive variable	0	500	0	(7.0)	0	(8.6)
9-year	12/2009	01/2019	Receive variable	0	363	0	(12.3)	0	(11.6)

Total open interest rate swaps						$50.2	$(24.5)	$50.2	$(26.8)

Closed:
5-year	NA	NA	Receive variable	$400	$0	$(1.1)	$0	$(1.0)	$0
5-year	NA	NA	Receive variable	500	0	(1.4)	0	(1.6)	0
9-year	NA	NA	Receive variable	363	0	(2.8)	0	(1.4)	0

Total closed interest rate swaps						$(5.3)	$0	$(4.0)	$0

Total interest rate swaps						$44.9	$(24.5)	$46.2	$(26.8)

NA = Not Applicable

CORPORATE CREDIT DEFAULT SWAPS

We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity:

						Net Realized Gains (Losses)
			Bought or Sold Protection	Notional Value		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Date			June 30,
Term	Effective	Maturity		2013	2012	2013	2012	2013	2012
5-year[1]	09/2008	09/2013	Bought	$0	$25	$0	$.1	$0	$(.3)

Total corporate swaps						$0	$.1	$0	$(.3)

[1]	Financial services sector, see Note 2 – Investments for details; this position was closed during the fourth quarter of 2012.

B. Investment Results

Recurring investment income (interest and dividends, before investment and interest expenses) decreased 11% for the first six months of 2013, compared to the same period last year. The reduction is primarily the result of lower yields on securities purchased over that period of time relative to the book yield of the portfolio in the prior period and sales of securities with higher book yields which produced realized gains. Partially offsetting the downward effect of the rate environment on investment income was modest growth in portfolio assets, net of share repurchase and dividend activity.

We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

The following summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2013	2012	2013	2012
Pretax recurring investment book yield	2.6%	3.0%	2.6%	3.1%
Weighted average FTE book yield	2.8%	3.3%	2.9%	3.4%
FTE total return:
Fixed-income securities	(.5) %	.7%	.4%	2.8%
Common stocks	2.9%	(2.9) %	13.8%	9.1%
Total portfolio	.1%	.3%	2.2%	3.6%

The total portfolio FTE total return includes the total return on our “other risk investment,” which reflects an increase in fair value as a result of a negotiated sale on a private common equity security that is expected to be completed by the end of 2013. Excluding “other risk investments,” the total portfolio FTE total return would be (0.1)% and 2.0% for the three and six month periods ended June 30, 2013, respectively.

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2013	2012	2013	2012
Fixed-income securities:
U.S. Treasury Notes	.7%	0%	1.0%	(.3) %
Municipal bonds	(.6) %	1.4%	.4%	2.3%
Corporate bonds	(1.4) %	1.3%	(.6) %	3.7%
Commercial mortgage-backed securities	(2.0) %	1.4%	(1.5) %	3.7%
Collateralized mortgage obligations	(.6) %	1.2%	1.3%	6.3%
Asset-backed securities	(.1) %	.6%	1.1%	1.7%
Preferred stocks	.2%	0%	5.2%	11.2%

Common stock portfolios:
Indexed	2.9%	(2.9) %	14.2%	9.5%
Actively managed	3.1%	(2.6) %	11.8%	4.2%

Investment expenses were $9.3 million for the first six months of 2013, compared to $8.0 million for the same period last year. Interest expense for the first six months of 2013 was $61.0 million, compared to $62.6 million for the same period last year.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2013
Residential mortgage-backed securities	$.3	$0	$.3	$.4	$0	$.4
Commercial mortgage-backed securities	0	0	0	0	0	0

Total fixed-income securities	.3	0	.3	.4	0	.4
Common equities	1.3	0	1.3	1.4	0	1.4

Total portfolio	$1.6	$0	$1.6	$1.8	$0	$1.8

2012

Residential mortgage-backed securities	$.5	$0	$.5	$1.0	$0	$1.0
Commercial mortgage-backed securities	0	0	0	.1	0	.1

Total fixed-income securities	.5	0	.5	1.1	0	1.1
Common equities	4.9	0	4.9	5.2	0	5.2

Total portfolio	$5.4	$0	$5.4	$6.3	$0	$6.3

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2013, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$5,026.2	$121.9	$0	$0	$0	$0
Unrealized loss for 12 months or greater	223.4	16.6	1.4	0	0	0

Total	$5,249.6	$138.5	$1.4	$0	$0	$0

Common Equity:
Unrealized loss for less than 12 months	$66.7	$5.9	$1.5	$1.0	$.1	$.1
Unrealized loss for 12 months or greater	8.1	2.3	2.1	1.8	.5	.4

Total	$74.8	$8.2	$3.6	$2.8	$.6	$.5

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

We earned income of $0.1 million and $0.2 million on these reverse repurchase transactions for the three and six months ended June 30, 2013, respectively, compared to $0.2 million and $0.3 million for the same periods in 2012. We had $416.0 million of open reverse repurchase commitments with two counterparties at June 30, 2013, compared to $400.6 million and $581.0 million with two counterparties at June 30, 2012 and December 31, 2012, respectively. For the six months ended June 30, 2013, our largest outstanding balance of reverse repurchase commitments was $851.4 million, which was open for five days; the average daily balance of reverse repurchase commitments was $528.5 million.

Additionally, during the first six months of 2013 and 2012, we entered into repurchase commitment transactions for a period of 14 days and 25 days, respectively. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at June 30, 2013 and 2012 or December 31, 2012. During the first half of 2013, the largest outstanding balance was $252.5 million, which was open for six days; the average daily balance of these repurchase commitments was $152.2 million. We earned income of approximately $30 thousand during the period these transactions were open in 2013 and 2012.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments, including, but not limited to, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.9 years at both June 30, 2013 and December 31, 2012. The weighted average beta of the equity portfolio was 1.02 for both June 30, 2013 and December 31, 2012. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2013 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	816,234	$25.09	36,011,287	38,988,713
May	925,171	25.89	36,936,458	38,063,542
June	1,252,657	24.73	38,189,115	36,810,885

Total	2,994,062	$25.19

In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter of 2013, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to return underleveraged capital to investors.

Item 5. Other Information.

I. GRANTS OF PLAN-BASED EQUITY AWARDS

We granted time-based restricted stock awards covering a total of 92,787 common shares to our non-employee directors on May 17, 2013, based on a $26.19 closing price on the date of grant. These awards are scheduled to vest on April 17, 2014, and had an aggregate dollar value of approximately $2.4 million at the date of grant.

II. Other

President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2013 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.

Item 6. Exhibits.

See exhibit index on page 60.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: August 6, 2013	By:	/s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10	10.1	Director Compensation for 2013	Filed herewith

10	10.2	Fourth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith

10	10.3	Fifth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Current Report on Form 8-K (filed on May 22, 2013; Exhibit 10.1 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith