Form 10-Q
period 2013-09-30
PROGRESSIVE CORP/OH/
filed 2013-11-12
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Common Shares, $1.00 par value: 599,996,304 outstanding at September 30, 2013

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Nine months
Periods Ended September 30,	2013	2012	% Change	2013	2012	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,303.0	$4,054.8	6	$12,759.3	$11,912.4	7
Investment income	107.4	109.0	(1)	310.1	336.2	(8)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(1.9)	(.4)	375	(3.6)	(6.0)	(40)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	0	NM	(.1)	(.7)	(86)
Net impairment losses recognized in earnings	(1.9)	(.4)	375	(3.7)	(6.7)	(45)
Net realized gains (losses) on securities	29.8	172.3	(83)	245.1	251.4	(3)
Total net realized gains (losses) on securities	27.9	171.9	(84)	241.4	244.7	(1)
Fees and other revenues	76.0	78.4	(3)	215.3	213.5	1
Service revenues	11.3	9.9	14	30.3	28.3	7
Gains (losses) on extinguishment of debt	(4.3)	(.1)	4200	(4.3)	(1.8)	139
Total revenues	4,521.3	4,423.9	2	13,552.1	12,733.3	6
Expenses
Losses and loss adjustment expenses	3,164.2	3,068.2	3	9,266.7	8,874.3	4
Policy acquisition costs	363.1	357.3	2	1,086.0	1,081.4	0
Other underwriting expenses	602.3	542.5	11	1,769.0	1,681.2	5
Investment expenses	5.2	3.3	58	14.5	11.3	28
Service expenses	11.1	9.6	16	30.1	27.7	9
Interest expense	30.4	30.6	(1)	91.4	93.2	(2)
Total expenses	4,176.3	4,011.5	4	12,257.7	11,769.1	4
Net Income
Income before income taxes	345.0	412.4	(16)	1,294.4	964.2	34
Provision for income taxes	112.6	135.4	(17)	428.8	311.0	38
Net income	232.4	277.0	(16)	865.6	653.2	33
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	0	1.7	NM	.3	4.8	(94)
Other net unrealized gains (losses) on securities	57.8	60.6	(5)	2.4	209.0	(99)
Total net unrealized gains (losses) on securities	57.8	62.3	(7)	2.7	213.8	(99)
Net unrealized gains on forecasted transactions	(.9)	(.3)	200	(1.6)	(1.5)	7
Foreign currency translation adjustment	(.2)	.4	NM	(1.2)	.3	NM
Other comprehensive income (loss)	56.7	62.4	(9)	(.1)	212.6	NM
Comprehensive income	$289.1	$339.4	(15)	$865.5	$865.8	0
Computation of Net Income Per Share
Average shares outstanding - Basic	598.9	601.9	0	599.7	604.3	(1)
Net effect of dilutive stock-based compensation	4.6	4.6	0	4.2	4.2	0
Total equivalent shares - Diluted	603.5	606.5	0	603.9	608.5	(1)
Basic: Net income per share	$.39	$.46	(16)	$1.44	$1.08	34
Diluted: Net income per share	$.39	$.46	(16)	$1.43	$1.07	34
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31, 2012
(millions)	2013	2012
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $13,644.9, $11,864.0, and $11,373.9)	$13,797.7	$12,295.2	$11,774.1
Equity securities:
Nonredeemable preferred stocks (cost: $442.1, $430.1, and $404.0)	726.0	848.4	812.4
Common equities (cost: $1,422.3, $1,101.5, and $1,370.3)	2,326.1	1,639.2	1,899.0
Short-term investments (amortized cost: $1,146.1, $2,394.1, and $1,990.0)	1,146.1	2,394.1	1,990.0
Total investments	17,995.9	17,176.9	16,475.5
Cash	100.9	192.2	179.1
Accrued investment income	91.5	88.2	90.0
Premiums receivable, net of allowance for doubtful accounts of $133.7, $133.5, and $138.6	3,500.8	3,356.0	3,183.7
Reinsurance recoverables, including $36.4, $32.5, and $38.9 on paid losses and loss adjustment expenses	1,031.9	880.5	901.0
Prepaid reinsurance premiums	82.6	72.8	66.3
Deferred acquisition costs	474.7	461.8	434.5
Net deferred income taxes	27.4	105.3	109.4
Property and equipment, net of accumulated depreciation of $665.8, $603.7, and $625.0	955.3	918.2	933.7
Other assets	247.9	235.3	321.5
Total assets	$24,508.9	$23,487.2	$22,694.7
Liabilities and Shareholders’ Equity
Unearned premiums	$5,477.9	$5,203.4	$4,930.7
Loss and loss adjustment expense reserves	8,310.3	7,760.2	7,838.4
Accounts payable, accrued expenses, and other liabilities	1,917.5	1,906.3	1,855.5
Debt[1]	2,010.6	2,062.7	2,063.1
Total liabilities	17,716.3	16,932.6	16,687.7
Common Shares, $1.00 par value (authorized 900.0; issued 797.6, 797.7, and 797.7, including treasury shares of 197.6, 193.0, and 193.1)	600.0	604.7	604.6
Paid-in capital	1,123.0	1,048.6	1,077.0
Retained earnings	4,198.7	3,996.2	3,454.4
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	0	(.6)	(.3)
Other net unrealized gains (losses) on securities	865.4	897.2	863.0
Total net unrealized gains (losses) on securities	865.4	896.6	862.7
Net unrealized gains on forecasted transactions	4.5	6.4	6.1
Foreign currency translation adjustment	1.0	2.1	2.2
Total accumulated other comprehensive income	870.9	905.1	871.0
Total shareholders’ equity	6,792.6	6,554.6	6,007.0
Total liabilities and shareholders’ equity	$24,508.9	$23,487.2	$22,694.7

1Consists of both short- and long-term debt. See Note 4 - Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine months ended September 30,	2013	2012
(millions)
Cash Flows From Operating Activities
Net income	$865.6	$653.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74.9	69.1
Amortization of fixed-income securities	111.4	145.3
Amortization of equity-based compensation	49.8	45.8
Net realized (gains) losses on securities	(241.4)	(244.7)
Net (gains) losses on disposition of property and equipment	4.1	4.8
(Gains) losses on extinguishment of debt	4.3	1.8
Changes in:
Premiums receivable	(317.4)	(426.2)
Reinsurance recoverables	(130.9)	(62.5)
Prepaid reinsurance premiums	(16.3)	(3.0)
Deferred acquisition costs	(40.2)	(28.2)
Income taxes	77.3	45.7
Unearned premiums	548.0	624.0
Loss and loss adjustment expense reserves	472.0	514.4
Accounts payable, accrued expenses, and other liabilities	277.4	306.6
Other, net	9.4	19.2
Net cash provided by operating activities	1,748.0	1,665.3
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(6,070.8)	(3,997.0)
Equity securities	(260.2)	(176.1)
Sales:
Fixed maturities	2,352.8	2,416.0
Equity securities	308.0	737.4
Maturities, paydowns, calls, and other:
Fixed maturities	1,338.7	1,094.1
Equity securities	0	4.0
Net (purchases) sales of short-term investments—other	843.0	(842.9)
Net unsettled security transactions	154.6	14.5
Purchases of property and equipment	(105.6)	(84.2)
Sales of property and equipment	2.4	3.4
Net cash used in investing activities	(1,437.1)	(830.8)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	0.5
Tax benefit from exercise/vesting of equity-based compensation	10.3	5.6
Payment of debt	0	(350.0)
Reacquisition of debt	(58.1)	(32.5)
Dividends paid to shareholders[1]	(175.6)	(252.4)
Acquisition of treasury shares	(164.8)	(170.1)
Net cash used in financing activities	(388.2)	(798.9)
Effect of exchange rate changes on cash	(.9)	.9
Increase (decrease) in cash	(78.2)	36.5
Cash, January 1	179.1	155.7
Cash, September 30	$100.9	$192.2

1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. All of the subsidiaries and affiliates are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2013, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Consistent with the presentation in our Annual Report on Form 10-K for the year ended December 31, 2012, we revised the presentation of our Statements of Comprehensive Income for the third quarter and first nine months of 2012, to correctly classify $78.4 million and $213.5 million, respectively, of fees and other revenues as a component of total revenues. Previously, these items were presented net within our other underwriting expenses. These revisions had no effect on the results of operations (net or comprehensive income), financial condition (shareholders’ equity), or cash flows and are not considered to be material.
Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2013
Fixed maturities:
U.S. government obligations	$3,691.2	$61.8	$(11.3)	$0	$3,741.7	20.8%
State and local government obligations	2,125.7	29.9	(17.0)	0	2,138.6	11.9
Foreign government obligations[2]	15.9	0	0	0	15.9	.1
Corporate debt securities	3,118.8	67.0	(28.9)	.7	3,157.6	17.6
Residential mortgage-backed securities	994.9	31.5	(16.5)	0	1,009.9	5.6
Commercial mortgage-backed securities	2,224.1	49.0	(33.1)	0	2,240.0	12.4
Other asset-backed securities	1,143.3	7.4	(2.0)	.2	1,148.9	6.4
Redeemable preferred stocks	331.0	24.5	(10.4)	0	345.1	1.9
Total fixed maturities	13,644.9	271.1	(119.2)	.9	13,797.7	76.7
Equity securities:
Nonredeemable preferred stocks	442.1	280.5	(4.8)	8.2	726.0	4.0
Common equities	1,422.3	908.8	(5.0)	0	2,326.1	12.9
Short-term investments:
Other short-term investments	1,146.1	0	0	0	1,146.1	6.4
Total portfolio[3,4]	$16,655.4	$1,460.4	$(129.0)	$9.1	$17,995.9	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2012
Fixed maturities:
U.S. government obligations	$3,433.7	$110.4	$(.1)	$0	$3,544.0	20.6%
State and local government obligations	1,898.9	61.0	(.4)	0	1,959.5	11.4
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	2,687.8	128.8	(.4)	6.3	2,822.5	16.4
Residential mortgage-backed securities	399.5	21.6	(12.4)	0	408.7	2.4
Commercial mortgage-backed securities	1,998.2	90.7	(1.3)	0	2,087.6	12.2
Other asset-backed securities	1,077.9	14.5	(.1)	0	1,092.3	6.4
Redeemable preferred stocks	368.0	27.1	(14.5)	0	380.6	2.2
Total fixed maturities	11,864.0	454.1	(29.2)	6.3	12,295.2	71.6
Equity securities:
Nonredeemable preferred stocks	430.1	416.8	0	1.5	848.4	4.9
Common equities	1,101.5	543.8	(6.1)	0	1,639.2	9.6
Short-term investments:
Other short-term investments	2,394.1	0	0	0	2,394.1	13.9
Total portfolio[3,4]	$15,789.7	$1,414.7	$(35.3)	$7.8	$17,176.9	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2012
Fixed maturities:
U.S. government obligations	$2,806.4	$90.1	$0	$0	$2,896.5	17.6%
State and local government obligations	1,914.4	50.6	(.6)	0	1,964.4	11.9
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	2,982.9	124.7	(1.0)	6.4	3,113.0	18.9
Residential mortgage-backed securities	413.4	24.0	(9.2)	0	428.2	2.6
Commercial mortgage-backed securities	1,963.9	84.9	(.1)	0	2,048.7	12.4
Other asset-backed securities	936.0	12.9	(.1)	(.2)	948.6	5.8
Redeemable preferred stocks	356.9	30.5	(12.7)	0	374.7	2.3
Total fixed maturities	11,373.9	417.7	(23.7)	6.2	11,774.1	71.5
Equity securities:
Nonredeemable preferred stocks	404.0	404.6	0	3.8	812.4	4.9
Common equities	1,370.3	539.0	(10.3)	0	1,899.0	11.5
Short-term investments:
Other short-term investments	1,990.0	0	0	0	1,990.0	12.1
Total portfolio[3,4]	$15,138.2	$1,361.3	$(34.0)	$10.0	$16,475.5	100.0%

1Represents net holding period gains (losses) on certain hybrid securities (discussed below).
2Reflects an Australian government obligation at September 30, 2013.
3At September 30, 2013, we had $63.7 million of net unsettled security transactions, including collateral on open derivative positions, recognized in other liabilities, compared to $32.4 million and $90.9 million recognized in other assets at September 30, 2012 and December 31, 2012, respectively.
4The total fair value of the portfolio at September 30, 2013 and 2012, and December 31, 2012 included $1.3 billion, $1.6 billion, and $1.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company.

Our other short-term investments include commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year. We had $278.1 million, $798.1 million, and $581.0 million of open reverse repurchase commitments at September 30, 2013 and 2012, and December 31, 2012, respectively. At these dates, we did not hold any repurchase transactions where we lent collateral. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Historically, we have chosen to report these transactions on a gross basis on our balance sheets.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31, 2012
(millions)	2013	2012
Fixed maturities:
Corporate debt securities	$171.8	$177.5	$176.1
Other asset-backed securities	15.3	16.4	16.4
Total fixed maturities	187.1	193.9	192.5
Equity securities:
Nonredeemable preferred stocks	57.3	50.5	52.8
Total hybrid securities	$244.4	$244.4	$245.3
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $12.3 million as of September 30, 2013, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
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
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2013, was:

(millions)	Cost	Fair Value
Less than one year	$2,032.1	$2,063.1
One to five years	8,610.3	8,767.3
Five to ten years	2,834.8	2,794.5
Ten years or greater	114.2	119.3
Total[1]	$13,591.4	$13,744.2

1Excludes $53.5 million related to our open interest rate swap positions.
Asset-backed securities are classified across the maturity distribution table based upon their projected distribution of cash flows. All other securities that do not have a single maturity date are reported at their expected maturity date. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of September 30, 2013, we had $124.0 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $5.0 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. In addition, 88% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer specific deterioration, we may write-down the securities of that issuer. The remaining 12% of our common stocks are part of a managed equity strategy selected and administered by external investment advisors. If our strategy were to change and these securities were determined to be other-than-temporarily impaired, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

			Less than 12 Months		12 Months or Greater
(millions)	Total Fair Value	Gross Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Fixed maturities:
U.S. government obligations	$969.1	$(11.3)	$969.1	$(11.3)	$0	$0
State and local government obligations	728.3	(17.0)	666.7	(16.2)	61.6	(.8)
Corporate debt securities	1,174.2	(28.9)	1,113.4	(28.5)	60.8	(.4)
Residential mortgage-backed securities	663.0	(16.5)	585.5	(12.4)	77.5	(4.1)
Commercial mortgage-backed securities	993.3	(33.1)	993.2	(33.0)	.1	(.1)
Other asset-backed securities	282.8	(2.0)	282.8	(2.0)	0	0
Redeemable preferred stocks	158.4	(10.4)	36.2	(.2)	122.2	(10.2)
Total fixed maturities	4,969.1	(119.2)	4,646.9	(103.6)	322.2	(15.6)
Equity securities:
Nonredeemable preferred stocks	123.6	(4.8)	123.6	(4.8)	0	0
Common equities	47.3	(5.0)	43.0	(4.7)	4.3	(.3)
Total equity securities	170.9	(9.8)	166.6	(9.5)	4.3	(.3)
Total portfolio	$5,140.0	$(129.0)	$4,813.5	$(113.1)	$326.5	$(15.9)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Fixed maturities:
U.S. government obligations	$83.1	$(.1)	$83.1	$(.1)	$0	$0
State and local government obligations	61.4	(.4)	29.1	(.2)	32.3	(.2)
Corporate debt securities	35.9	(.4)	14.2	(.1)	21.7	(.3)
Residential mortgage-backed securities	177.2	(12.4)	30.0	(.5)	147.2	(11.9)
Commercial mortgage-backed securities	44.0	(1.3)	31.4	(.1)	12.6	(1.2)
Other asset-backed securities	21.0	(.1)	9.0	0	12.0	(.1)
Redeemable preferred stocks	164.1	(14.5)	24.7	(.4)	139.4	(14.1)
Total fixed maturities	586.7	(29.2)	221.5	(1.4)	365.2	(27.8)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	80.8	(6.1)	54.4	(3.4)	26.4	(2.7)
Total equity securities	80.8	(6.1)	54.4	(3.4)	26.4	(2.7)
Total portfolio	$667.5	$(35.3)	$275.9	$(4.8)	$391.6	$(30.5)

	Total Fair Value	Gross Unrealized Losses	Less than 12 Months		12 Months or Greater
(millions)			Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Fixed maturities:
U.S. government obligations	$0	$0	$0	$0	$0	$0
State and local government obligations	162.8	(.6)	123.1	(.5)	39.7	(.1)
Corporate debt securities	128.2	(1.0)	128.2	(1.0)	0	0
Residential mortgage-backed securities	149.2	(9.2)	40.2	(.6)	109.0	(8.6)
Commercial mortgage-backed securities	7.1	(.1)	2.1	0	5.0	(.1)
Other asset-backed securities	25.0	(.1)	20.8	0	4.2	(.1)
Redeemable preferred stocks	155.7	(12.7)	24.9	0	130.8	(12.7)
Total fixed maturities	628.0	(23.7)	339.3	(2.1)	288.7	(21.6)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0
Common equities	118.2	(10.3)	100.7	(8.2)	17.5	(2.1)
Total equity securities	118.2	(10.3)	100.7	(8.2)	17.5	(2.1)
Total portfolio	$746.2	$(34.0)	$440.0	$(10.3)	$306.2	$(23.7)
Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	September 30,		December 31, 2012
(millions)	2013	2012
Fixed maturities:
Residential mortgage-backed securities	$(44.1)	$(44.2)	$(44.2)
Commercial mortgage-backed securities	(.9)	(.9)	(.9)
Total fixed maturities	$(45.0)	$(45.1)	$(45.1)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2013 and 2012, for which portions of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2013	$26.9	$.5	$27.4
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(2.4)	(.1)	(2.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0
Balance at September 30, 2013	$24.5	$.4	$24.9

	Nine Months Ended September 30, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2012	$27.1	$.6	$27.7
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(2.4)	(.2)	(2.6)
Reductions for previously recognized credit impairments written-down to fair value[2]	(.2)	0	(.2)
Balance at September 30, 2013	$24.5	$.4	$24.9

	Three Months Ended September 30, 2012
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2012	$28.1	$.7	$28.8
Credit losses for which an OTTI was previously recognized	0	0	0
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(.4)	(.1)	(.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0
Balance at September 30, 2012	$27.7	$.6	$28.3

	Nine Months Ended September 30, 2012
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2011	$34.5	$1.3	$35.8
Credit losses for which an OTTI was previously recognized	.1	0.1
Credit losses for which an OTTI was not previously recognized	.2	0.2
Reductions for securities sold/matured	0	(.2)	(.2)
Change in recoveries of future cash flows expected to be collected[1]	(3.1)	(.2)	(3.3)
Reductions for previously recognized credit impairments written-down to fair value[2]	(4.0)	(.3)	(4.3)
Balance at September 30, 2012	$27.7	$.6	$28.3

1Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security, net of any current quarter decreases in expected cash flows on previously recorded reductions.
2Reflects reductions of prior credit impairments where the current credit impairment requires writing securities down to fair value (i.e., no remaining non-credit loss).
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

Realized Gains/Losses
The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine months
(millions)	2013	2012	2013	2012
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$3.1	$.2	$6.8	$9.8
State and local government obligations	0	0	6.8	12.1
Corporate and other debt securities	1.7	23.0	38.4	49.1
Residential mortgage-backed securities	.3	.6	2.4	.6
Commercial mortgage-backed securities	.1	9.5	8.4	14.0
Other asset-backed securities	0.9		0.9
Redeemable preferred stocks	0.1		0.5
Total fixed maturities	5.2	34.3	62.8	87.0
Equity securities:
Nonredeemable preferred stocks	11.9	20.6	113.1	57.5
Common equities	11.1	153.4	26.1	163.2
Subtotal gross realized gains on security sales	28.2	208.3	202.0	307.7
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(.8)	(.5)	(2.2)	(1.4)
Corporate and other debt securities	(2.1)	(.6)	(3.1)	(.6)
Commercial mortgage-backed securities	0	0	(.7)	0
Redeemable preferred stocks	0	(.3)	(.1)	(.3)
Total fixed maturities	(2.9)	(1.4)	(6.1)	(2.3)
Equity securities:
Nonredeemable preferred stocks	0	(1.1)	0	(1.1)
Common equities	(.1)	(22.5)	(.4)	(27.0)
Subtotal gross realized losses on security sales	(3.0)	(25.0)	(6.5)	(30.4)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	2.3	(.3)	4.6	8.4
State and local government obligations	0	0	6.8	12.1
Corporate and other debt securities	(.4)	22.4	35.3	48.5
Residential mortgage-backed securities	.3	.6	2.4	.6
Commercial mortgage-backed securities	.1	9.5	7.7	14.0
Other asset-backed securities	0.9		0.9
Redeemable preferred stocks	0	(.2)	(.1)	.2
Total fixed maturities	2.3	32.9	56.7	84.7
Equity securities:
Nonredeemable preferred stocks	11.9	19.5	113.1	56.4
Common equities	11.0	130.9	25.7	136.2
Subtotal net realized gains (losses) on security sales	25.2	183.3	195.5	277.3
Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	(.1)	(.4)	(.5)	(1.4)
Commercial mortgage-backed securities	0	0	0	(.1)
Total fixed maturities	(.1)	(.4)	(.5)	(1.5)
Equity securities:
Common equities	(1.8)	0	(3.2)	(.7)
Subtotal other-than-temporary impairment losses	(1.9)	(.4)	(3.7)	(2.2)
Other gains (losses)
Hybrid securities	3.5	5.2	2.3	12.1
Derivative instruments	(1.2)	(16.3)	45.0	(42.8)
Litigation settlements	2.3	.1	2.3	.3
Subtotal other gains (losses)	4.6	(11.0)	49.6	(30.4)
Total net realized gains (losses) on securities	$27.9	$171.9	$241.4	$244.7
Gross realized gains and losses were predominately the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates. In addition, gains and losses reflect sales of common stocks, holding period valuation changes on hybrids and derivatives and write-downs for securities determined to be other-than-temporarily impaired in our fixed-maturity and equity portfolios.

Trading Securities At September 30, 2013 and 2012, and December 31, 2012, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2013 and 2012.
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
The following table shows the status of our derivative instruments at September 30, 2013 and 2012, and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012; amounts are on a pretax basis:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	Notional Value[1]								Three months ended		Nine months ended
	September 30,		Dec. 31,			September 30,		Dec. 31,	September 30,		September 30,
Derivatives designated as:	2013	2012	2012	Purpose	Classification	2013	2012	2012	2013	2012	2013	2012
Hedging instruments
Closed:
Ineffective cash flow hedge	$54	$31	$31	Manage interest rate risk	NA	$0	$0	$0	$.8	$0	$.8	$.6
Non-hedging instruments
Assets:
Interest rate swaps	750	0	0	Manage portfolio duration	Investments— fixed maturities	53.5	0	0	(2.0)	0	48.2	0
Corporate credit default swaps	0	25	0	Manage credit risk	Investments— fixed maturities	0.3		0	0	(.4)	0	(.7)
Liabilities:
Interest rate swaps	0	1,263	1,263	Manage portfolio duration	Other liabilities	0	(101.6)	(95.5)	0	(15.9)	0	(42.7)
Closed:
Interest rate swaps	1,263	0	0	Manage portfolio duration	NA	0	0	0	0	0	(4.0)	0
Corporate credit default swaps	0	0	25	Manage credit risk	NA	0	0	0	0	0	0	0
Total	NA	NA	NA			$53.5	$(101.3)	$(95.5)	$(1.2)	$(16.3)	$45.0	$(42.8)
NA= Not Applicable
1The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the period for closed positions.
2To the extent we hold both derivative assets and liabilities with the same counterparty that are subject to an enforceable master netting arrangement, we expect that we will report them on a gross basis on our balance sheets, consistent with our historical presentation.

CASH FLOW HEDGES
During both the third quarter and first nine months of 2013, we repurchased, in the open market, $54.1 million, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), compared to $0.5 million, $30.9 million, and $30.9 million, during the third quarter, first nine months, and full year of 2012, respectively. For the portion of the 6.70% Debentures we repurchased, we reclassified $0.8 million, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement during both the third quarter and first nine months of 2013, compared to $0, $0.6 million, and $0.6 million, during the third quarter, first nine months, and full year of 2012, respectively.
INTEREST RATE SWAPS
During the periods ended September 30, 2013 and 2012, and December 31, 2012, we invested in interest rate swap positions, primarily to manage the fixed-income portfolio duration. During the beginning of the second quarter 2013, we opened three ten-year interest rate swap positions; in each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. We closed three interest rate swap positions during the beginning of the second quarter 2013. The closed positions were a 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we were paying a fixed rate and receiving a variable rate.
The fair value gain of $53.5 million, as reflected on the balance sheet, on the $750 million notional value swaps was the result of rising interest rates since the positions were opened, while the fair value losses of $101.6 million and $95.5 million on the $1,263 million notional value swaps resulted from an overall decline in interest rates from the inception of the trades. As of September 30, 2013, the balance of the cash collateral that we had received from the applicable counterparties on the open positions was $49.3 million. As of September 30, 2012 and December 31, 2012, the balance of the cash collateral that we had delivered to the applicable counterparty on the then open positions was $107.2 million and $105.0 million, respectively.
CORPORATE CREDIT DEFAULT SWAPS
Financial Services Sector – We held no credit default swaps in this sector during 2013 or at December 31, 2012. During the three and nine months ended September 30, 2012, we held one position, which was opened during the third quarter 2008, on a corporate issuer within the financial services sector for which we bought credit default protection in the form of a credit default swap for a 5-year time horizon. We held this protection to reduce some of our exposure to additional valuation declines on a preferred stock position of the same issuer. As of September 30, 2012, the balance of the cash collateral that we had received from the counterparty on the then open position was $0.3 million.
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

The composition of the investment portfolio by major security type was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2013
Fixed maturities:
U.S. government obligations	$3,741.7	$0	$0	$3,741.7	$3,691.2
State and local government obligations	0	2,138.6	0	2,138.6	2,125.7
Foreign government obligations	15.9	0	0	15.9	15.9
Corporate debt securities	0	3,157.6	0	3,157.6	3,118.8
Subtotal	3,757.6	5,296.2	0	9,053.8	8,951.6
Asset-backed securities:
Residential mortgage-backed	0	1,009.7	.2	1,009.9	994.9
Commercial mortgage-backed	0	2,208.7	31.3	2,240.0	2,224.1
Other asset-backed	0	1,148.9	0	1,148.9	1,143.3
Subtotal asset-backed securities	0	4,367.3	31.5	4,398.8	4,362.3
Redeemable preferred stocks:
Financials	0	134.2	0	134.2	115.7
Utilities	0	65.3	0	65.3	64.9
Industrials	0	145.6	0	145.6	150.4
Subtotal redeemable preferred stocks	0	345.1	0	345.1	331.0
Total fixed maturities	3,757.6	10,008.6	31.5	13,797.7	13,644.9
Equity securities:
Nonredeemable preferred stocks:
Financials	244.0	429.1	36.1	709.2	427.9
Utilities	0	16.8	0	16.8	14.2
Subtotal nonredeemable preferred stocks	244.0	445.9	36.1	726.0	442.1
Common equities:
Common stocks	2,287.4	0	0	2,287.4	1,419.2
Other risk investments	0	0	38.7	38.7	3.1
Subtotal common equities	2,287.4	0	38.7	2,326.1	1,422.3
Total fixed maturities and equity securities	6,289.0	10,454.5	106.3	16,849.8	15,509.3
Short-term investments:
Other short-term investments	751.5	394.6	0	1,146.1	1,146.1
Total portfolio	$7,040.5	$10,849.1	$106.3	$17,995.9	$16,655.4
Debt	$0	$2,231.4	$0	$2,231.4	$2,010.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2012
Fixed maturities:
U.S. government obligations	$3,544.0	$0	$0	$3,544.0	$3,433.7
State and local government obligations	0	1,959.5	0	1,959.5	1,898.9
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	2,822.5	0	2,822.5	2,687.8
Subtotal	3,544.0	4,782.0	0	8,326.0	8,020.4
Asset-backed securities:
Residential mortgage-backed	0	358.8	49.9	408.7	399.5
Commercial mortgage-backed	0	2,065.0	22.6	2,087.6	1,998.2
Other asset-backed	0	1,092.0	.3	1,092.3	1,077.9
Subtotal asset-backed securities	0	3,515.8	72.8	3,588.6	3,475.6
Redeemable preferred stocks:
Financials	0	133.9	0	133.9	120.8
Utilities	0	66.9	0	66.9	65.9
Industrials	0	179.8	0	179.8	181.3
Subtotal redeemable preferred stocks	0	380.6	0	380.6	368.0
Total fixed maturities	3,544.0	8,678.4	72.8	12,295.2	11,864.0
Equity securities:
Nonredeemable preferred stocks:
Financials	265.2	524.4	29.3	818.9	407.3
Utilities	0	29.5	0	29.5	22.8
Subtotal nonredeemable preferred stocks	265.2	553.9	29.3	848.4	430.1
Common equities:
Common stocks	1,627.2	0	0	1,627.2	1,098.3
Other risk investments	0	0	12.0	12.0	3.2
Subtotal common equities	1,627.2	0	12.0	1,639.2	1,101.5
Total fixed maturities and equity securities	5,436.4	9,232.3	114.1	14,782.8	13,395.6
Short-term investments:
Other short-term investments	2,120.7	273.4	0	2,394.1	2,394.1
Total portfolio	$7,557.1	$9,505.7	$114.1	$17,176.9	$15,789.7
Debt	$0	$2,405.9	$0	$2,405.9	$2,062.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2012
Fixed maturities:
U.S. government obligations	$2,896.5	$0	$0	$2,896.5	$2,806.4
State and local government obligations	0	1,964.4	0	1,964.4	1,914.4
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	3,113.0	0	3,113.0	2,982.9
Subtotal	2,896.5	5,077.4	0	7,973.9	7,703.7
Asset-backed securities:
Residential mortgage-backed	0	382.7	45.5	428.2	413.4
Commercial mortgage-backed	0	2,023.4	25.3	2,048.7	1,963.9
Other asset-backed	0	948.6	0	948.6	936.0
Subtotal asset-backed securities	0	3,354.7	70.8	3,425.5	3,313.3
Redeemable preferred stocks:
Financials	0	129.7	0	129.7	110.7
Utilities	0	66.7	0	66.7	64.9
Industrials	0	178.3	0	178.3	181.3
Subtotal redeemable preferred stocks	0	374.7	0	374.7	356.9
Total fixed maturities	2,896.5	8,806.8	70.8	11,774.1	11,373.9
Equity securities:
Nonredeemable preferred stocks:
Financials	259.6	494.5	31.9	786.0	383.3
Utilities	0	26.4	0	26.4	20.7
Subtotal nonredeemable preferred stocks	259.6	520.9	31.9	812.4	404.0
Common equities:
Common stocks	1,887.0	0	0	1,887.0	1,367.2
Other risk investments	0	0	12.0	12.0	3.1
Subtotal common equities	1,887.0	0	12.0	1,899.0	1,370.3
Total fixed maturities and equity securities	5,043.1	9,327.7	114.7	14,485.5	13,148.2
Short-term investments:
Other short-term investments	1,679.9	310.1	0	1,990.0	1,990.0
Total portfolio	$6,723.0	$9,637.8	$114.7	$16,475.5	$15,138.2
Debt	$0	$2,394.4	$0	$2,394.4	$2,063.1
Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the third quarter or first nine months of 2013. During 2012, we had one redeemable preferred security with a value of $25.0 million that was transferred from Level 1 to Level 2 as it was no longer traded on an exchange. We recognize transfers between levels at the end of the reporting period.
Our short-term security holdings classified as Level 1 are highly liquid, actively marketed, and have a very short duration, primarily seven days or less to redemption. These securities are held at their original cost, adjusted for any amortization of discount or premium, since that value very closely approximates what an active market participant would be willing to pay for these securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period of less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we have the right to put the security back to the issuer at par.

At September 30, 2013, vendor-quoted prices represented 59% of our Level 1 classifications (excluding short-term investments), compared to 65% at September 30, 2012 and 57% at December 31, 2012. The securities quoted by vendors in Level 1 represent our holdings in U.S. Treasury Notes and an Australian government obligation, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on an active exchange and our interest rate swap derivative positions that have a very similar market to the U.S. Treasury Note market.
At September 30, 2013, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 3%, compared to 96% and 4% at September 30, 2012 and 98% and 2% at December 31, 2012. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
To allow us to determine if our initial source is providing a price that is outside of a reasonable range, we review our portfolio pricing on a weekly basis. We frequently challenge prices from our sources when a price provided does not match our expectations based on our evaluation of market trends and activity. Initially, we perform a global review of our portfolio by sector to identify securities whose prices appear outside of a reasonable range. We then perform a more detailed review of fair values for securities disclosed as Level 2. We review dealer bids and quotes for these and/or similar securities to determine the market level context for our valuations. We then evaluate inputs relevant for each class of securities disclosed in the preceding hierarchy tables.
For our structured debt securities, including commercial, residential, and asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of our structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, subordinated, etc.) and use duration, credit quality, and coupon to determine the appropriate fair value.

For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market, issuer specific fundamentals, and industry specific economic news as it comes to light.
For our municipal securities (e.g., general obligations, revenue, and housing), we stratify the portfolio to evaluate securities by type, coupon, credit quality, and duration to review price changes relative to credit spread and interest rate changes. Additionally, we look to economic data as it relates to geographic location as an indication of price-to-call or maturity predictors. For municipal housing securities, we look to changes in cash flow projections, both historical and reasonably estimable projections, to understand yield changes and their effect on valuation.
Lastly, for our short-term securities, we look at acquisition price relative to the coupon or yield. Since our short-term securities are typically 90 days or less to maturity, with the majority listed in Level 2 being seven days or less to redemption, acquisition price is the best estimate of fair value.
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
This analysis provides us with additional comfort regarding the source’s process, the quality of its review, and its willingness to improve its analysis based on feedback from clients. We believe this effort helps ensure that we are reporting the most representative fair values of our securities.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2013 and 2012, and December 31, 2012, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. At September 30, 2013, we held one private common equity security with a value of $38.0 million; the valuation reflects a negotiated sale that is expected to be completed by the end of 2013. At September 30, 2012 and December 31, 2012, the same private common equity security was internally priced with a value of $11.2 million. At September 30, 2013, we held one private preferred equity security, with a value of $36.1 million, that was priced internally. The same security had a value of $29.3 million at September 30, 2012 and $31.9 million at December 31, 2012. At September 30, 2013 and 2012, and December 31, 2012, we did not hold any securities in our fixed-maturity portfolio that were priced internally. Despite the lack of sufficient observable market information, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2013 and 2012:

	Level 3 Fair Value
	Three months ended September 30, 2013
(millions)	Fair Value at June 30, 2013	Calls/Maturities/Paydowns	Purchases	Sales	Net Realized (gain)/loss on sales	Change in Valuation	Net Transfers in (out)[1]	Fair Value at Sept. 30, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$157.1	$(17.0)	$0	$0	$0	$1.5	$(141.4)	$.2
Commercial mortgage-backed	27.6	(.3)	0	0	0	4.0	0	31.3
Other asset-backed	0	0	0	0	0	0	0	0
Total fixed maturities	184.7	(17.3)	0	0	0	5.5	(141.4)	31.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	34.8	0	0	0	0	1.3	0	36.1
Common equities:
Other risk investments	38.7	0	0	0	0	0	0	38.7
Total Level 3 securities	$258.2	$(17.3)	$0	$0	$0	$6.8	$(141.4)	$106.3

1The $(141.4) million was transferred out of Level 3 and into Level 2 due to an increase in liquidity and trading volume in the market.
2The $1.3 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Nine months ended September 30, 2013
(millions)	Fair Value at Dec. 31, 2012	Calls/Maturities/Paydowns	Purchases	Sales	Net Realized (gain)/loss on sales	Change in Valuation	Net Transfers in (out)[1]	Fair Value at Sept. 30, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$45.5	$(28.6)	$125.1	$0	$0	$(.4)	$(141.4)	$.2
Commercial mortgage-backed	25.3	(1.1)	0	0	0	7.1	0	31.3
Other asset-backed	0	0	0	0	0	0	0	0
Total fixed maturities	70.8	(29.7)	125.1	0	0	6.7	(141.4)	31.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	31.9	0	0	0	0	4.2	0	36.1
Common equities:
Other risk investments	12.0	(.1)	.3	0	(.5)	27.0	0	38.7
Total Level 3 securities	$114.7	$(29.8)	$125.4	$0	$(.5)	$37.9	$(141.4)	$106.3

1The $(141.4) million was transferred out of Level 3 and into Level 2 due to an increase in liquidity and trading volume in the market.
2The $4.2 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Three months ended September 30, 2012
(millions)	Fair Value at June 30, 2012	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss on sales	Change in Valuation	Net Transfers in (out)	Fair Value at Sept. 30, 2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$54.5	$(5.0)	$0	$0	$0	$.4	$0	$49.9
Commercial mortgage-backed	23.2	(2.6)	0	0	0	2.0	0	22.6
Other asset-backed	1.1	(.8)	0	0	0	0	0.3
Total fixed maturities	78.8	(8.4)	0	0	0	2.4	0	72.8
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	0	0	28.5	0	0.8		0	29.3
Common equities:
Other risk investments	12.2	(.2)	0	0	0	0	0	12.0
Total Level 3 securities	$91.0	$(8.6)	$28.5	$0	$0	$3.2	$0	$114.1

1The $0.8 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Nine months ended September 30, 2012
(millions)	Fair Value at Dec. 31, 2011	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (gain)/loss on sales	Change in Valuation	Net Transfers in (out)	Fair Value at Sept. 30, 2012
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$62.3	$(12.8)	$0	$0	$0	$.4	$0	$49.9
Commercial mortgage-backed	21.3	(2.7)	0	0	0	4.0	0	22.6
Other asset-backed	2.6	(2.3)	0	0	0	0	0.3
Total fixed maturities	86.2	(17.8)	0	0	0	4.4	0	72.8
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	0	0	28.5	0	0.8		0	29.3
Common equities:
Other risk investments	11.5	(.2)	0	0	0.7		0	12.0
Total Level 3 securities	$97.7	$(18.0)	$28.5	$0	$0	$5.9	$0	$114.1

1The $0.8 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2013 and 2012, and December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Sept. 30, 2013	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	0
Commercial mortgage-backed	31.3	External vendor	Prepayment rate[2]	0
Total fixed maturities	31.5
Equity securities:
Nonredeemable preferred stocks:
Financials	36.1	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	0
Subtotal Level 3 securities	$67.6
Pricing exemption securities[3]	38.7
Total Level 3 securities	$106.3

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2Assumes that two securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
3The fair values for $0.7 million of these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us. The remaining $38.0 million reflects a negotiated sale on a private common equity security that is expected to be completed by the end of 2013.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Sept. 30, 2012	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$15.3	External vendor	Prepayment rate[1]	0,16
Commercial mortgage-backed	0
Total fixed maturities	15.3
Equity securities:
Nonredeemable preferred stocks:
Financials	29.3	Multiple of tangible net book value	Price to Book Ratio Multiple	1.9
Common equities:
Other risk investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%
Subtotal Level 3 securities	$55.8
Pricing exemption securities[2]	58.3
Total Level 3 securities	$114.1

1Assumes that two securities have 0% and one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2012	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	16
Commercial mortgage-backed	25.3	External vendor	Prepayment rate[2]	0
Total fixed maturities	25.5
Equity securities:
Nonredeemable preferred stocks:
Financials	31.9	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%
Subtotal Level 3 securities	$68.6
Pricing exemption securities[3]	46.1
Total Level 3 securities	$114.7

1Assumes that one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2Assumes that three securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
3The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.
Due to the relative size of the securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net and comprehensive income. During 2013 or 2012, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Note 4 Debt — Debt consisted of:

	September 30, 2013		September 30, 2012		December 31, 2012
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
7% Notes due 2013	$150.0	$150.0	$149.8	$159.0	$149.9	$157.1
3.75% Senior Notes due 2021	497.5	516.7	497.3	551.0	497.3	549.1
6 5/8% Senior Notes due 2029	295.3	362.0	295.1	393.7	295.2	385.0
6.25% Senior Notes due 2032	394.6	478.2	394.5	521.7	394.5	513.5
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	673.2	724.5	726.0	780.5	726.2	789.7
Total	$2,010.6	$2,231.4	$2,062.7	$2,405.9	$2,063.1	$2,394.4
During both the third quarter and first nine months of 2013, we repurchased, in the open market, $54.1 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), compared to repurchases of $0.5 million, $30.9 million, and $30.9 million during the third quarter, first nine months, and full year of 2012, respectively. Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.3 million during both the third quarter and first nine months of 2013, compared to $0.1 million, $1.8 million, and $1.8 million during the third quarter, first nine months, and full year of 2012, respectively. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.8 million on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement during both the third quarter and first nine months of 2013, compared to $0, $0.6 million, and $0.6 million during the third quarter, first nine months, and full year of 2012, respectively.
As of September 30, 2013, our next scheduled debt maturity was $150 million of our 7% Notes due 2013; these Notes were paid at maturity on October 1, 2013.

Note 5 Income Taxes — At September 30, 2013 and 2012, and December 31, 2012, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the nine months ended September 30, 2013, there have been no material changes in our uncertain tax positions.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2013	2012
Income taxes, net of refunds	$340.0	$259.1
Interest	81.9	92.8
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, and tow markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with unaffiliated insurance companies. All segment revenues are generated from external customers.
Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,162.7	$122.0	$2,047.7	$52.3	$6,421.4	$428.4	$6,032.3	$237.9
Direct	1,693.4	107.3	1,582.7	105.9	5,020.4	360.5	4,660.1	193.2
Total Personal Lines[1]	3,856.1	229.3	3,630.4	158.2	11,441.8	788.9	10,692.4	431.1
Commercial Lines	446.8	26.3	424.3	7.5	1,317.3	73.7	1,219.2	61.0
Other indemnity	.1	(6.2)	.1	(.5)	.2	(9.7)	.8	(3.1)
Total underwriting operations	4,303.0	249.4	4,054.8	165.2	12,759.3	852.9	11,912.4	489.0
Fees and other revenues[2]	76.0	NA	78.4	NA	215.3	NA	213.5	NA
Service businesses	11.3	.2	9.9	.3	30.3	.2	28.3	.6
Investments[3]	135.3	130.1	280.9	277.6	551.5	537.0	580.9	569.6
Gains (losses) on extinguishment of debt	(4.3)	(4.3)	(.1)	(.1)	(4.3)	(4.3)	(1.8)	(1.8)
Interest expense	NA	(30.4)	NA	(30.6)	NA	(91.4)	NA	(93.2)
Consolidated total	$4,521.3	$345.0	$4,423.9	$412.4	$13,552.1	$1,294.4	$12,733.3	$964.2

1Personal auto insurance accounted for 91% of the total Personal Lines segment net premiums earned in all periods; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2Pretax profit (loss) for fees and other revenues are allocated to operating segments.
3Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.
NA = Not Applicable

Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. Underwriting profitability is calculated by subtracting losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses from the total of net premiums earned and “fees and other revenues.” The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	5.6%	94.4	2.6%	97.4	6.7%	93.3	3.9%	96.1
Direct	6.3	93.7	6.7	93.3	7.2	92.8	4.1	95.9
Total Personal Lines	5.9	94.1	4.4	95.6	6.9	93.1	4.0	96.0
Commercial Lines	5.9	94.1	1.8	98.2	5.6	94.4	5.0	95.0
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	5.8	94.2	4.1	95.9	6.7	93.3	4.1	95.9

1Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2013, the Board has determined the target percentage to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2012 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2013, the Gainshare factor was 1.15. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. However, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2013 were to be paid, the Board would likely declare the 2013 annual dividend in December 2013, with a record date in January 2014 and payment shortly thereafter. For the nine months ended September 30, 2013, our comprehensive income was $865.5 million, which is higher than the $554.4 million of after-tax underwriting income for the same period.
We paid dividends per common share of $.2845 and $.4072 in February 2013 and 2012, respectively, under our annual variable dividend policy. These dividends were paid pursuant to declarations made by the Board of Directors in December 2012 and 2011. In addition to the annual variable dividend, the Board of Directors declared a $1.00 per common share special dividend in October 2012, which was paid in November 2012.

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1,3]	Foreign currency translation adjustment
Balance at June 30, 2013	$1,252.6	$(438.4)	$814.2	$807.6	$5.4	$1.2
Other comprehensive income (loss) before reclassifications:
Investment securities	111.9	(39.2)	72.7	72.7	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(.4)	.2	(.2)	0	0	(.2)
Total other comprehensive income (loss) before reclassifications	111.5	(39.0)	72.5	72.7	0	(.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.9)	.7	(1.2)	(1.2)	0	0
Net realized gains (losses) on securities[2]	25.6	(9.0)	16.6	16.1	.5	0
Interest expense[3]	.6	(.2)	.4	0.4		0
Total reclassification adjustment for amounts realized in net income	24.3	(8.5)	15.8	14.9	.9	0
Total other comprehensive income (loss)	87.2	(30.5)	56.7	57.8	(.9)	(.2)
Balance at September 30, 2013	$1,339.8	$(468.9)	$870.9	$865.4	$4.5	$1.0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1,3]	Foreign currency translation adjustment
Balance at December 31, 2012	$1,340.0	$(469.0)	$871.0	$862.7	$6.1	$2.2
Other comprehensive income (loss) before reclassifications:
Investment securities	192.6	(67.4)	125.2	125.2	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	.4	(.1)	.3	.3	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(1.9)	.7	(1.2)	0	0	(1.2)
Total other comprehensive income (loss) before reclassifications	191.1	(66.8)	124.3	125.5	0	(1.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(3.5)	1.3	(2.2)	(2.2)	0	0
Net realized gains (losses) on securities[2]	193.2	(67.7)	125.5	125.0	.5	0
Interest expense[3]	1.6	(.5)	1.1	0	1.1	0
Total reclassification adjustment for amounts realized in net income	191.3	(66.9)	124.4	122.8	1.6	0
Total other comprehensive income (loss)	(.2)	.1	(.1)	2.7	(1.6)	(1.2)
Balance at September 30, 2013	$1,339.8	$(468.9)	$870.9	$865.4	$4.5	$1.0

1Entered into for the purpose of managing interest rate risk associated with our debt issuances.
2During both the third quarter and first nine months of 2013, we reclassified $0.8 million, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the portion of the 6.70% Debentures repurchased during the period (see Note 4 - Debt for further discussion).
3We expect to reclassify $2.1 million (pretax) into income during the next 12 months, related to the net unrealized gains on forecasted transactions.
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

We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, if appropriate. The outcomes of pending cases are uncertain at this time.We establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate its potential exposure, which may include a range of loss. As to lawsuits in which the loss is not considered both probable and estimable, or is considered probable but not estimable, we do not establish an accrual in accordance with current accounting guidance.

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2013. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate, the resulting liability could have a material effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation in our Annual Report to Shareholders, which is included as Exhibit 13 to our Annual Report on Form 10-K, for the year ended December 31, 2012.

Note 11 Reclassifications — For the period ended September 30, 2012, we reclassified net deferred income taxes to be reported as a separate line item and income taxes currently payable to be reported as a component of other liabilities to conform with the current year presentation. As a result, total assets and total liabilities increased by $57.9 million, which is not material to the September 30, 2012 Consolidated Balance Sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the third quarter 2013, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 5% and 1%, respectively, on a year-over-year basis. Overall, our net income was down 16% to $232.4 million, or $.39 per share, from $277.0 million, or $.46 per share, quarter-over-prior-year-quarter, including $27.9 million of net realized gains from our investment portfolio recognized in the third quarter 2013, compared to $171.9 million of realized gains last year. Comprehensive income, which typically eliminates the timing differences of when gains are recognized in net income, was down 15% quarter-over-quarter, reflecting an increase in unrealized gains during the third quarter last year. Underwriting profitability for the quarter of 5.8%, or $249.4 million, was 1.7 points better than last year, reflecting both fewer catastrophe losses this year and higher average premiums from prior year rate changes. Our investment income of $107.4 million was down 1%, or $1.6 million, on a year-over-year basis, primarily reflecting lower yields. At September 30, 2013, our total capital position (debt plus equity) was $8.8 billion, reflecting a $0.2 billion increase during the quarter.
A. Operations
During the third quarter 2013, we realized an increase in net premiums written of 5% on a companywide basis, compared to the prior year period. Our Agency and Direct Personal Lines businesses grew 5% and 7%, respectively, and our Commercial Lines business declined 1%. To analyze growth, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.

Adjusting rates is an ongoing process. In light of rising claims costs, we raised rates principally in the second and third quarters of 2012 across all of our products, with the largest increases in personal auto. Following our rate increases, we started experiencing increases in personal auto written premium per policy, and this effect continued into the third quarter 2013. For the third quarter, on a year-over-year basis, written premium per policy increased 5% and 2% in our Agency and Direct auto businesses, respectively. Commercial Lines premiums per policy increased about 4% for the third quarter 2013, and our special lines products written premium per policy was up 3%.

Increases in loss costs anticipated by our rate increases last year did not match our higher estimates, which we believe delayed the timing of some competitive responses and further adversely impacted our policies in force growth during the first half of this year.  As of the third quarter though, we started to see growth in new applications in both the Agency and Direct auto channels, which we expect will lead to an increase in renewal policies in force in the future.

Personal Lines new applications for the third quarter increased 6%, compared with the same period last year, reflecting increases in both our Agency and Direct auto businesses of 5% and 12%, respectively, while new applications for our special lines products were flat. The new business growth in Direct auto reflects both an increase in demand along with rate decreases taken in some of our larger Direct auto states in response to our ongoing market reviews. Our Commercial Lines new applications decreased 6%, continuing to primarily reflect the rate increases taken in 2012 and the first nine months of 2013. We continue to evaluate future rate needs and react quickly as we recognize changing trends.

During the third quarter, our renewal applications increased 2% in Personal Lines and declined 1% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business renewal applications, which grew 3%, while Agency auto renewal applications were flat. As of the end of the third quarter 2013, we believe that our pricing, along with market conditions, have the potential to allow our rates to remain competitive and stable for consumers for an even longer period of time than originally planned.
We continued with the many initiatives we have in place to help stimulate growth and provide consumers with distinctive insurance options. Our three primary initiatives all continued during the quarter, including:

•	Expansion of our mobile acquisition capabilities – our technology is able to provide the capability for almost all combinations of cars and drivers quoted on a mobile device.

•
Multi-product penetration – our relationships with our non-affiliated homeowner insurance carriers continue to grow and we are continuing with our significant marketing communication plans to promote the bundling of home and auto insurance to our jointly appointed agents. In addition, we continued to enhance our systems to enable our agents and customer service representatives, as well as our customers, to quote and view all of their Progressive products concurrently.

•	Snapshot®, our usage-based insurance program – we continued with our marketing campaign to communicate the benefits of Snapshot in a way we believe will help demonstrate the advantages to consumers.

On a companywide basis, year-over-year, policies in force grew 1%, with Personal Lines growing 2% and Commercial Lines flat. Our Direct auto business grew 4%, our Agency auto business was flat, and our special lines policies grew 1% over last year. We ended the third quarter with 13.1 million Personal Lines policies in force.
To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative.
Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy decreased 8% and 6% for our Agency and Direct auto businesses, respectively, compared to last year. These declines in policy life expectancy were not unexpected following the rate increases we took in 2012. Our policy life expectancy for our Commercial Lines business and our special lines products was relatively flat compared to last year.
Our 5.8% companywide underwriting profit margin for the third quarter 2013 was 1.7 points better than our margin for the same period last year and exceeded our target of at least 4%. As previously discussed, the rate increases taken primarily in the second and third quarters of 2012 led to increased earned premium per policy in 2013, which was a significant contributor to the increased underwriting profitability. In addition, we experienced lower catastrophe losses in the third quarter 2013, compared to the third quarter 2012.
B. Investments and Capital Management
The fair value of our investment portfolio was $18.0 billion at September 30, 2013. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, and

•	all other non-investment-grade fixed-maturity securities
Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, excluding interest-only securities, while all other debt securities derive their credit ratings from nationally recognized statistical rating organizations (NRSRO) in determining whether securities should be classified as Group I or Group II. At September 30, 2013, 22% of our portfolio was allocated to Group I securities and 78% to Group II securities, compared to 21% and 79%, respectively, at December 31, 2012.
Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.3% for the third quarter 2013. Our common stock and fixed-income portfolios both contributed to this positive total return with FTE returns of 6.3% and 0.6%, respectively. At September 30, 2013, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality, highly liquid securities.
Our recurring investment income generated a pretax book yield of 2.6% during the third quarter 2013. At September 30, 2013, our duration was 2.0 years and our exposure to longer maturity rates was minimal, which limited our exposure to capital loss during the quarter as interest rates rose for longer maturity bonds. We remain confident that our preference for shorter duration during times of low interest rates is our best positioning.
At September 30, 2013, we held $15.9 million in Australian government obligations and $7.0 million in Australian Treasury Bills to support our Australian operations; we held no other foreign sovereign debt. We held $658.1 million of U.S. dollar-denominated corporate bonds and nonredeemable preferred stocks issued by companies that are domiciled, or whose parent companies are domiciled, in European countries. Of these securities, $69.0 million are U.K.-domiciled financial institution nonredeemable preferred stocks and $589.1 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries. We had no direct exposure to Southern European-domiciled companies at September 30, 2013. In total, our European-domiciled fixed-income securities represented approximately 4% of our portfolio at September 30, 2013.
We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably write and service.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $1.7 billion for the first nine months of both 2013 and 2012.
We held total capital (debt plus equity) of $8.8 billion, at book value, at September 30, 2013, compared to $8.6 billion and $8.1 billion at September 30, 2012 and December 31, 2012, respectively. Our debt-to-total capital ratio was 22.8%, 23.9%, and 25.6% at September 30, 2013 and 2012 and December 31, 2012, respectively. As discussed below, during the third quarter 2013, we repurchased $54.1 million of debt in the open market. In addition, on October 1, 2013, we retired all $150 million of our 7% Notes at maturity. We financed these debt transactions through operating cash flows.

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
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
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

•
The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8 - Statutory Financial Information in our Annual Report to Shareholders, which is included as Exhibit 13 to our Annual Report on Form 10-K, for the year ended December 31, 2012.

•
The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

During the first nine months of 2013 and at all times during 2012, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.
The amount of capital in our third layer was at a level that allowed our Board of Directors to take several actions to return underleveraged capital to our investors, including:

•
Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. During both the third quarter and first nine months of 2013, we repurchased, in the open market, $54.1 million in principal amount of our 6.70% Debentures, compared to $0.5 million and $30.9 million during the third quarter and first nine months of 2012, respectively. Since the amounts paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.3 million during both the third quarter and first nine months of 2013, and losses of $0.1 million, $1.8 million, and $1.8 million during the third quarter, first nine months, and full year 2012, respectively.

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of September 30, 2013, we had 35.3 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2013	2012	2013	2012
Total number of shares purchased	1.5	4.4	6.8	8.4
Total cost	$38.1	$87.1	$164.8	$170.1
Average price paid per share	$25.32	$19.80	$24.35	$20.25

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

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the nine months ended September 30, 2013 and during all of 2012. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
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
During 2013, we entered into repurchase commitment transactions which were open for a total of 48 days during the first nine months of 2013, including 34 days during the third quarter 2013. In the first nine months of 2012, we entered into repurchase transactions that were open for a total of 25 days; we did not engage in any repurchase transactions during the third quarter 2012. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations—Investments; Repurchase and Reverse Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations. We had no open repurchase commitments at September 30, 2013 or 2012, or December 31, 2012.
B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2013 our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Other
During the first nine months of 2013, we added seven new service centers, including three centers added during the third quarter. As of September 30, 2013, we have in operation 61 service centers in 46 metropolitan areas across the country that provide our concierge level of claims service and are designed to provide end-to-end resolution for auto physical damage losses. Currently, we own 80% of our service centers and lease the remaining sites. In 27 of these centers, we have combined a claims office with a service center to improve our efficiency. In an effort to provide the service center experience to more of our expanding customer population, over the next four years we expect to complete construction of 10-20 new service centers, each co-located with a full service claims office. The cost of these facilities, excluding land, is estimated to average $4 to $6 million per center, depending on a number of variables, including the size and location of the center, and is expected to be funded through operating cash flows.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2013	2012	% Change	2013	2012	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,227.3	$2,122.0	5	$6,653.2	$6,295.9	6
Direct	1,789.7	1,678.7	7	5,257.1	4,896.4	7
Total Personal Lines	4,017.0	3,800.7	6	11,910.3	11,192.3	6
Commercial Lines	437.6	441.1	(1)	1,380.8	1,341.1	3
Other indemnity	0	0	NM	0	0	NM
Total underwriting operations	$4,454.6	$4,241.8	5	$13,291.1	$12,533.4	6
NET PREMIUMS EARNED
Personal Lines
Agency	$2,162.7	$2,047.7	6	$6,421.4	$6,032.3	6
Direct	1,693.4	1,582.7	7	5,020.4	4,660.1	8
Total Personal Lines	3,856.1	3,630.4	6	11,441.8	10,692.4	7
Commercial Lines	446.8	424.3	5	1,317.3	1,219.2	8
Other indemnity	.1	.1	0.2		.8	(75)
Total underwriting operations	$4,303.0	$4,054.8	6	$12,759.3	$11,912.4	7
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
Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2013	2012	% Change
POLICIES IN FORCE
Personal Lines:
Agency auto	4,842.4	4,846.5	0
Direct auto	4,172.3	4,018.9	4
Total auto	9,014.7	8,865.4	2
Special lines[1]	4,040.7	3,994.2	1
Total Personal Lines	13,055.4	12,859.6	2
Commercial Lines	524.7	526.5	0

1Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2013	2012	2013	2012
APPLICATIONS
Personal Lines:
New	6%	(4)%	(4)%	2%
Renewal	2%	7%	3%	6%
Commercial Lines:
New	(6)%	(1)%	(6)%	5%
Renewal	(1)%	3%	1%	0%
During the first half of the year, new application growth was hindered by the rate increases taken last year. During the third quarter 2013, we saw signs that our rates, along with market conditions, were more favorable to generate increased unit growth. We experienced a modest increase in our Agency auto new business applications and a more significant increase in our Direct business, which led to the increase in our Personal Lines new application growth during the quarter.
Our Commercial Lines business experienced a decrease in new applications for both the third quarter and first nine months of 2013, primarily reflecting rate increases taken throughout 2012 and continuing into the first nine months of 2013.
We remain focused on providing consumers with distinctive auto insurance options. Our newest personal auto product model, which incorporates our latest underwriting features, represents the majority of our countrywide offering as of September 30, 2013. We are always refining our core product design and will continue to roll out our latest product models to additional states as we are able.
Snapshot®, our usage-based insurance program, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is available to our Direct auto customers in 44 states plus the District of Columbia (“jurisdictions”), while our Agency auto customers have access to Snapshot in 44 of those 45 jurisdictions. We plan to expand Snapshot into additional states, subject to regulatory approval.
Earlier this year, we launched a marketing campaign to communicate the benefits of Snapshot in a way we believe will better convey the product advantages to consumers. Specifically, the messaging focuses on how good drivers are paying more for insurance due to the poorer driving and insurance profile of other drivers, and how Snapshot offers drivers the opportunity to limit this risk by personalizing their insurance rate based on their own driving behavior. Our desire is that these messages will resonate even more with consumers. In addition, during 2013, several thousand of our independent insurance agents took the opportunity to “test drive” Snapshot to allow them to experience the product and enable them to communicate with their customers the ease of using the Snapshot device and the benefits of capturing the additional rating variable.
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
Progressive Home Advantage, the program in which we “bundle” our auto product with property insurance provided by one of several unaffiliated insurance carriers, is increasingly an integral part of our consumer offerings. As of September 30, 2013, this program was available to Direct customers in 48 states, Agency customers in 24 states, and to both Direct and Agency customers in the District of Columbia. PHA is not currently available to customers in Alaska and is only available to Agency customers in Florida.
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
We continue to provide the comparison rate experience on a mobile device in most of the country. We also allow consumers to use the camera in their mobile device to photograph their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote. This feature is available in 36 states and the District of Columbia. In addition, policyholders are able to make payments and add certain endorsements from their mobile device, as well as receive identification cards and text alerts for billing and severe weather. Furthermore, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is now accessible to agents through many brands of tablet computers and mobile phones. We realize the importance of the mobile space and continue to look for opportunities to add new functionality to our mobile website and mobile applications.
During 2013, we completed the national rollout of a product model in our Commercial Lines business that began two years ago. This model expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer. In addition, through our Progressive Commercial AdvantageSM program, we offer general liability and business owners policies and workers’ compensation coverage, all of which are written by six unaffiliated insurance companies. The workers’ compensation coverage is offered in 28 states, while the other products are offered nationally in the 49 states where we write commercial auto business.
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2013	2012	2013	2012
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	3%	4%	5%	2%
Commercial Lines	4%	12%	6%	11%
We increased rates in our personal auto business in 2012 in response to rising claims costs, driven primarily by increased severity. As discussed above, in our Direct auto business, we selectively reassessed our rate levels and have decreased rates in some of our larger states during 2013. For our Commercial Lines business, the overall increase in written premium per policy primarily reflects average premium increases on our renewal business from rate increases taken during 2012 and continuing into the first nine months of 2013. Written premium per policy for new business in our Commercial Lines decreased for both the third quarter and first nine months of 2013, compared to the same periods last year, primarily due to a shift in the mix of our business away from our for-hire transportation and for-hire specialty business market targets, which have higher average premium per policy. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends.
Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

	Growth Over Prior Year
	2013	2012
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	(7)%	2%
Special lines	(2)%	0%
Commercial Lines	1%	1%
Although we experienced an increase in the number of personal auto renewal applications year over year, our estimate of the expected tenure of our customers has declined for the first nine months of 2013, primarily reflecting rate increases taken in many states in the second half of 2012. Policy life expectancies for our special lines products and our Commercial Lines business have seen little change over the last several years. Recognizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and having the products and services available for our customers as their needs change during their insurable life.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$122.0	5.6%	$52.3	2.6%	$428.4	6.7%	$237.9	3.9%
Direct	107.3	6.3	105.9	6.7	360.5	7.2	193.2	4.1
Total Personal Lines	229.3	5.9	158.2	4.4	788.9	6.9	431.1	4.0
Commercial Lines	26.3	5.9	7.5	1.8	73.7	5.6	61.0	5.0
Other indemnity[1]	(6.2)	NM	(.5)	NM	(9.7)	NM	(3.1)	NM
Total underwriting operations	$249.4	5.8%	$165.2	4.1%	$852.9	6.7%	$489.0	4.1%

1Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin increased 1.7 points and 2.6 points for the third quarter and first nine months of 2013, compared to the same periods last year, primarily due to improved loss ratios from our rate increases in 2012 and less catastrophe losses in both periods. On a year-to-date basis, the increase in underwriting margin over the same period last year also reflects a lower expense ratio as average earned premium per policy increased faster than underwriting expenses.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2013	2012	Change	2013	2012	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	74.2	77.2	(3.0) pts.	73.0	75.4	(2.4) pts.
Underwriting expense ratio	20.2	20.2	0 pts.	20.3	20.7	(.4) pts.
Combined ratio	94.4	97.4	(3.0) pts.	93.3	96.1	(2.8) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	72.5	73.4	(.9) pts.	71.9	73.8	(1.9) pts.
Underwriting expense ratio	21.2	19.9	1.3 pts.	20.9	22.1	(1.2) pts.
Combined ratio	93.7	93.3	.4 pts.	92.8	95.9	(3.1) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	73.5	75.5	(2.0) pts.	72.5	74.7	(2.2) pts.
Underwriting expense ratio	20.6	20.1	.5 pts.	20.6	21.3	(.7) pts.
Combined ratio	94.1	95.6	(1.5) pts.	93.1	96.0	(2.9) pts.
Commercial Lines
Loss & loss adjustment expense ratio	73.1	76.7	(3.6) pts.	72.6	72.6	0 pts.
Underwriting expense ratio	21.0	21.5	(.5) pts.	21.8	22.4	(.6) pts.
Combined ratio	94.1	98.2	(4.1) pts.	94.4	95.0	(.6) pts.
Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	73.5	75.7	(2.2) pts.	72.6	74.5	(1.9) pts.
Underwriting expense ratio	20.7	20.2	.5 pts.	20.7	21.4	(.7) pts.
Combined ratio	94.2	95.9	(1.7) pts.	93.3	95.9	(2.6) pts.
Accident year loss & loss adjustment expense ratio[3]	73.6	76.4	(2.8) pts.	72.0	74.2	(2.2) pts.

1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $6.2 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $9.7 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively; see the “Other Indemnity” section of this Management’s Discussion and Analysis for further discussion.
3The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2013	2012	2013	2012
Change in net loss and LAE reserves	$155.7	$153.3	$338.5	$452.1
Paid losses and LAE	3,008.5	2,914.9	8,928.2	8,422.2
Total incurred losses and LAE	$3,164.2	$3,068.2	$9,266.7	$8,874.3
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

Our total loss and loss adjustment expense ratio decreased 2.2 points and 1.9 points, respectively, for the three and nine month periods ended September 30, 2013, compared to the same periods in 2012, primarily driven by an increase in average net premiums earned per policy on a year-over-year basis. During the third quarter 2013, we experienced a decrease in catastrophe losses incurred, but recognized a slight increase in both loss frequency and severity and less favorable reserve development, compared to the third quarter 2012. On a year-over-year basis for the first nine months of 2013, catastrophe losses were down and frequency was flat, while severity trends were up slightly and we recognized more unfavorable loss reserve development.

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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 2%-3% for both the three months and nine months ended September 30, 2013, compared to the prior year periods. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis for the periods indicated:

•	Property coverages increased with property damage up about 2%-4% and our collision up about 4%-5% for both the third quarter and first nine months of 2013.

•	Bodily injury increased about 1%-2% for both periods.

•	Personal injury protection (PIP) decreased about 4% for both periods.
It is a challenge to estimate future severity, especially for bodily injury and personal injury protection claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar year basis, increased about 1% for both the third quarter and first nine months of 2013, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis for the periods indicated:

•	PIP and bodily injury increased about 4% and 2%, respectively, for the third quarter 2013, and both were down about 1% on a year-to-date basis.

•	Property damage was flat for both periods.

•	Collision was relatively flat for the third quarter, and increased about 2% year to date.
We continue to closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, as we attempt to reserve more accurately for our loss exposure.
We experienced severe weather conditions in several areas of the country during the third quarter and first nine months of both 2013 and 2012. The following table shows catastrophe losses incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2013	2012	2013	2012
Catastrophe losses incurred	$34.9	$52.4	$164.5	$175.8
Increase to combined ratio	.8 pts.	1.3 pts.	1.3 pts.	1.5 pts.
We continue to respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2013	2012	2013	2012
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$(.9)	$22.2	$28.1	$57.0
Current accident year	18.3	(37.1)	14.1	(40.3)
Calendar year actuarial adjustment	$17.4	$(14.9)	$42.2	$16.7
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$(.9)	$22.2	$28.1	$57.0
All other development	4.0	7.0	(107.0)	(94.9)
Total development	$3.1	$29.2	$(78.9)	$(37.9)
(Increase)/decrease to calendar year combined ratio	.1 pts.	.7 pts.	(.6) pts.	(.3) pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced a small amount of unfavorable development in the first nine months of both 2013 and 2012.
Year-to-date 2013

•
Approximately half of the unfavorable prior year reserve development was attributable to accident year 2011 and about 35% was related to accident year 2012. The aggregate reserve development for accident years 2010 and prior accounted for about 15% of the total prior year reserve development.

•
About 50% of our unfavorable reserve development was in our Personal Lines business, primarily our personal auto product. Unfavorable development in our Agency channel was partially offset by favorable development in our Direct channel. An additional 40% of our unfavorable reserve development was in our Commercial Lines business, with the remainder in our run-off businesses.

•
The unfavorable reserve development in our Agency auto business was in our IBNR reserves due to higher frequency and severity on late emerging claims primarily in our bodily injury and property damage coverages, as primarily reflected in the “all other development.”

•	Lower than anticipated severity costs on case reserves was the primary contributor to the favorable development in our Direct auto business.

•	In our Commercial Lines business, we experienced unfavorable development due to higher frequency and severity on late emerging claims primarily in our bodily injury coverage for our truck business.

•
In our other businesses, we experienced unfavorable development primarily due to reserve increases in our run-off professional liability group business based on an actuarial review of our claims history.

Year-to-date 2012

•
The unfavorable prior year "all other development" was primarily attributable to accident year 2011 and, to a lesser extent, accident year 2010. The aggregate reserve development for accident years 2009 and prior was favorable, primarily reflecting actuarial adjustments based on our analysis of the carried reserves for that period.

•
Our Personal Lines and Commercial Lines businesses contributed almost equal amounts to the total unfavorable development; within our Personal Lines business, the Agency channel experienced unfavorable development, which was partially offset by favorable development in the Direct channel.

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
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of “fees and other revenues,” expressed as a percentage of net premiums earned increased 0.5 points for the third quarter 2013 and decreased 0.7 points for the nine months ended September 30, 2013, compared to the same periods last year. The increase for the third quarter was the result of higher advertising expenditures in 2013 on a year-over-year basis, reflecting a reduction in advertising spend in the third quarter last year as we focused on rate adequacy. On a year-to-date basis for 2013, our underwriting expenses grew at a slower rate than net premiums earned, due in part to an increase in earned premium per policy as a result of rate increases taken last year.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	6%	6%
Net premiums earned	6%	7%
Policies in force (at September 30)		2%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the third quarter and first nine months of 2013, compared to 90% and 89%, respectively, for the same periods in 2012. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.
Personal auto represented 91% of our total Personal Lines net premiums written in the third quarter of both 2013 and 2012, compared to 90% in the first nine months of both 2013 and 2012. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and have a greater impact on our total Personal Lines results during those periods.
Compared to September 30, 2012, policies in force grew 2% for auto and 1% for special lines products. In addition, on a year-over-year basis, for the third quarter and first nine months of 2013, personal auto net premiums written increased 6% and 7%, respectively, and net premiums written for our special lines products increased 6% and 4%, respectively.
Our total Personal Lines business generated combined ratios of 94.1 and 93.1 for the third quarter and first nine months of 2013, respectively, compared to 95.6 and 96.0, respectively, last year. In the third quarter 2013, 40 states and the District of Columbia were profitable, including 9 of our 10 largest states; 44 states and the District of Columbia were profitable year-to-date 2013, including 9 of 10 of our largest states. The special lines products had an unfavorable impact on the total Personal Lines combined ratio for the third quarter 2013 and 2012 of 0.9 points and 1.5 points, respectively, compared to a favorable effect of 0.6 points and 0.2 points for the first nine months of 2013 and 2012, respectively.
The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	5%	6%
Net premiums earned	6%	6%
Auto: policies in force (at September 30)		0%
new applications	5%	(6)%
renewal applications	0%	2%
written premium per policy	5%	6%
policy life expectancy (at September 30)		(8)%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, in the three- and nine-month periods ended September 30, 2013, we generated new Agency auto application growth in 25 states and 16 states, respectively. For our top 10 Agency auto states, based on volume, six states for the quarter and three states for the first nine months have experienced an increase in new applications. As discussed previously, new application growth in the first half of the year was hurt by prior year rate increases, but in the third quarter 2013 we started to see growth in new applications.
Rate increases taken during 2012 were also a primary factor in the year-over-year increases in written premium per policy and the declining retention experienced in our Agency auto business in the third quarter and first nine months of 2013. Written premium per policy for our Agency auto new business increased about 6%-7% for both the third quarter and first nine months of 2013, compared to the same periods last year. On a year-over-year basis, written premium per policy for our Agency auto renewal business increased about 4%-6% for both the third quarter and first nine months of 2013.
On a year-over-year basis, we saw a significant increase in Agency auto quotes for both the third quarter and first nine months of 2013, reflecting very strong increases in quoting on third-party comparative rating systems, primarily driven by the addition of real-time comparative rating in California. Excluding the quote volume generated in California, our Agency auto quotes experienced a modest increase for both the third quarter and first nine months of 2013, compared to the same periods last year. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents. Excluding California, our Agency auto rate of conversion (i.e., converting a quote to a sale) was flat for the third quarter and saw a modest decrease for the first nine months of 2013, compared to last year.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	7%
Net premiums earned	7%	8%
Auto: policies in force (at September 30)		4%
new applications	12%	3%
renewal applications	3%	4%
written premium per policy	2%	4%
policy life expectancy (at September 30)		(6)%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. As discussed above, during the third quarter 2013, we saw new applications in the Direct channel increase reflecting an increase in demand, along with rate decreases taken in several large Direct auto states in response to our ongoing market reviews. For the third quarter 2013, we experienced a year-over-year increase in new Direct auto applications in 40 states and the District of Columbia; all of our top 10 Direct auto states experienced an increase. On a year-to-date basis, the Direct auto business had new application growth in 32 states and the District of Columbia, including 7 of our top 10 states.

Prior year rate increases were a primary factor in the year-over-year increases in written premium per policy, for both the third quarter and first nine months of 2013, and the decline in the Direct auto business policy life expectancy. Written premium per policy for new Direct auto business increased about 3%-5% for both the third quarter and first nine months of 2013, while written premium per policy on renewal business increased 2%-4% for both periods, compared to last year.
On a year-over-year basis, the total number of quotes in the Direct business increased 20% and 14% for the third quarter and first nine months of 2013, respectively, primarily driven by an increase in advertising, which had a positive impact on our new business growth. The overall Direct business conversion rate saw a modest decline in the third quarter and a more significant decline in the first nine months of 2013, particularly in conversion for Internet-initiated business, driven by the 2012 rate increases and an increase in the number of quotes generated on a mobile device, which has a lower conversion rate.
The underwriting expense ratio for our Direct business increased 1.3 points for the third quarter 2013, compared to the same period last year, primarily due to increased advertising expenditures. We reduced our advertising spend in the third quarter 2012, as we focused on rate adequacy. For the first nine months of 2013, our Direct business underwriting expense ratio decreased 1.2 points, compared to the same period last year. Higher earned premium in the first nine months of 2013, compared to the same period in 2012, was the primary contributor to the decrease in the underwriting expense ratio. In addition, in the first half of 2012, we recognized previously deferred acquisition costs that no longer met the criteria for deferral under new accounting guidance.
We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets. During 2013, we launched a campaign to promote the benefits of Snapshot, or “test drive,” to engage the consumer and communicate how this product offering is relevant to them. This campaign joined our other advertisements which continue to use “Flo” both in and out of the “Superstore.” In addition, during the quarter, we released an added dimension to our branding efforts to attempt to show consumers more about the company and the values behind our product offerings.

D. Commercial Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	(1)%	3%
Net premiums earned	5%	8%
Policies in force (at September 30)		0%
New applications	(6)%	(6)%
Renewal applications	(1)%	1%
Written premium per policy	4%	6%
Policy life expectancy (at September 30)		1%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned by small businesses, with the majority of our customers insuring two or fewer vehicles. For both the third quarter and first nine months of 2013, our Commercial Lines business represented 10% of our total net premiums written, compared to 10% and 11% for the third quarter and first nine months of 2012, respectively. This business is primarily distributed through independent agents and operates in the following business market targets:

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
Business auto is the largest business market target, measured by premium volume, and accounts for approximately one third of our total Commercial Lines premiums, while the for-hire transportation and contractor business market targets each account for another 25%. Business auto and contractor together account for approximately 75% of the vehicles we insure in this business, while for-hire transportation accounts for about 15%. We currently write our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.
Our Commercial Lines business new applications decreased for both the third quarter and first nine months of 2013, primarily due to rate increases taken throughout 2012 and into the first nine months of 2013. Rate increases also contributed to the increase in written premium per policy in our Commercial Lines business for both the third quarter and first nine months of 2013. In the third quarter 2013, we continued to see a decrease in written premium per policy for our new Commercial Lines business primarily due to a shift in the mix of our business away from our for-hire transportation and for-hire specialty business market targets, which received greater rate increases and have higher average premium per policy.
E. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. As of April 30, 2012, we are no longer writing any new professional liability business; the business written for these products during 2012 is 100% reinsured.
Our other indemnity businesses generated operating losses of $6.2 million and $9.7 million for the third quarter and first nine months of 2013, respectively, reflecting actuarial reserve increases and adverse loss development on our run-off businesses. These businesses generated operating losses of $0.5 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2012.

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
Through Progressive Commercial Advantage, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by six unaffiliated insurance companies or placed with other companies through an unaffiliated agency. This program offers general liability and business owners policies in the 49 states where we write commercial auto insurance and workers’ compensation coverage in 28 states as of September 30, 2013. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
G. Income Taxes
Income taxes are comprised of net current income taxes payable/recoverable and net deferred tax assets and liabilities. At September 30, 2013 and 2012 and December 31, 2012, we had net current income taxes payable of $14.3 million, $57.9 million, and $17.9 million, respectively, which were reported as part of “other liabilities.” In addition, we had net deferred income tax assets, which are separately disclosed on the balance sheets. The decrease in our net deferred tax asset is primarily due to timing of recognition of gains/losses on sales of securities on which we had previously recorded other-than-temporary impairments and on derivative instruments for book and tax purposes.
A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2013 and 2012, and at December 31, 2012, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes it is more likely than not that the gross deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
There were no material changes in our uncertain tax positions during the quarter ended September 30, 2013.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2013
Fixed maturities	$13,797.7	76.7%	2.2	AA-
Nonredeemable preferred stocks	726.0	4.0	1.4	BB+
Short-term investments – other	1,146.1	6.4	<.1	AA+
Total fixed-income securities	15,669.8	87.1	2.0	AA-
Common equities	2,326.1	12.9	na	na
Total portfolio[2,3]	$17,995.9	100.0%	2.0	AA-
September 30, 2012
Fixed maturities	$12,295.2	71.6%	2.3	AA-
Nonredeemable preferred stocks	848.4	4.9	1.0	BB+
Short-term investments – other	2,394.1	13.9	<.1	AA+
Total fixed-income securities	15,537.7	90.4	1.9	AA-
Common equities	1,639.2	9.6	na	na
Total portfolio[2,3]	$17,176.9	100.0%	1.9	AA-
December 31, 2012
Fixed maturities	$11,774.1	71.5%	2.2	AA-
Nonredeemable preferred stocks	812.4	4.9	.9	BBB-
Short-term investments – other	1,990.0	12.1	<.1	AAA-
Total fixed-income securities	14,576.5	88.5	1.9	AA-
Common equities	1,899.0	11.5	na	na
Total portfolio[2,3]	$16,475.5	100.0%	1.9	AA-
na = not applicable

1Represents ratings at period end. Credit quality ratings are assigned by nationally recognized statistical rating organizations (NRSRO). To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we assign an internal rating of AAA-.
2At September 30, 2013, we had $63.7 million of net unsettled security transactions, including collateral on open derivative positions, recognized in other liabilities, compared to $32.4 million and $90.9 million recognized in other assets at September 30, 2012 and December 31, 2012, respectively.
3The total fair value of the portfolio at September 30, 2013 and 2012, and December 31, 2012 included $1.3 billion, $1.6 billion, and $1.4 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company.

Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities, as defined in the Overview – Investments and Capital Management section and as reflected in the following tables. We believe this asset allocation strategy allows us to appropriately manage the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following tables show the composition of our Group I and Group II securities at September 30, 2013 and 2012, and December 31, 2012:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2013
Group I securities:
Non-investment-grade fixed maturities	$617.5	3.4%
Redeemable preferred stocks[1]	225.1	1.3
Nonredeemable preferred stocks	726.0	4.0
Common equities	2,326.1	12.9
Total Group I securities	3,894.7	21.6
Group II securities:
Other fixed maturities[2]	12,955.1	72.0
Short-term investments – other	1,146.1	6.4
Total Group II securities	14,101.2	78.4
Total portfolio	$17,995.9	100.0%
September 30, 2012
Group I securities:
Non-investment-grade fixed maturities	$413.3	2.4%
Redeemable preferred stocks[1]	267.6	1.6
Nonredeemable preferred stocks	848.4	4.9
Common equities	1,639.2	9.6
Total Group I securities	3,168.5	18.5
Group II securities:
Other fixed maturities[2]	11,614.3	67.6
Short-term investments – other	2,394.1	13.9
Total Group II securities	14,008.4	81.5
Total portfolio	$17,176.9	100.0%
December 31, 2012
Group I securities:
Non-investment-grade fixed maturities	$482.9	2.9%
Redeemable preferred stocks[1]	288.2	1.8
Nonredeemable preferred stocks	812.4	4.9
Common equities	1,899.0	11.5
Total Group I securities	3,482.5	21.1
Group II securities:
Other fixed maturities[2]	11,003.0	66.8
Short-term investments – other	1,990.0	12.1
Total Group II securities	12,993.0	78.9
Total portfolio	$16,475.5	100.0%

1Includes non-investment-grade redeemable preferred stocks of $105.1 million, $154.6 million, and $201.7 million at September 30, 2013 and 2012, and December 31, 2012, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $120.0 million, $113.0 million, and $86.5 million at September 30, 2013 and 2012, and December 31, 2012, respectively.
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

Unrealized Gains and Losses
As of September 30, 2013, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,331.4 million, compared to $1,379.4 million and $1,327.3 million at September 30, 2012 and December 31, 2012, respectively.
The net unrealized gains in our fixed-income portfolio decreased $414.1 million and $371.0 million since September 30, 2012 and December 31, 2012, respectively, reflecting an increase in U.S. Treasury interest rates and a somewhat larger interest rate increase for all non-treasury fixed-income sectors for both periods in addition to recognizing net gains on security sales. The contribution by individual sector to the fixed-income portfolio change in net unrealized gains is presented below. The net unrealized gains in our common stock portfolio increased $366.1 million and $375.1 million over the same time periods, reflecting positive returns in the broad equity market.
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
The fixed-maturity securities (including redeemable preferred stocks) and short-term securities, as reported on the balance sheets, were comprised of the following:

	September 30, 2013		September 30, 2012		December 31, 2012
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$13,717.2	91.8%	$13,880.6	94.5%	$12,803.8	93.0%
Long term	60.8	.4	91.8	.6	91.0	.7
Non-investment-grade fixed maturities[2]	1,165.8	7.8	716.9	4.9	869.3	6.3
Total	$14,943.8	100.0%	$14,689.3	100.0%	$13,764.1	100.0%

1Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows. All other securities that do not have a single expected maturity date are reported at average maturity.
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, as assigned by a NRSRO.

The increase in the dollar amount of our non-investment-grade fixed maturities since December 31, 2012, is the result of security purchases, primarily in our residential mortgage-backed portfolio and in the consumer, industrial, and financial sectors of our corporate debt portfolio. The new acquisitions in our non-investment-grade fixed maturities have a duration of 3.0 years at September 30, 2013.
A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 2.0 years at September 30, 2013, compared to 1.9 years at both September 30, 2012 and December 31, 2012. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2013	September 30, 2012	December 31, 2012
1 year	18.8%	24.9%	29.8%
2 years	23.0	16.2	17.7
3 years	29.1	30.1	28.4
5 years	25.9	24.2	17.8
10 years	3.2	4.6	6.3
Total fixed-income portfolio	100.0%	100.0%	100.0%
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2013	September 30, 2012	December 31, 2012
AAA	50.6%	56.1%	54.1%
AA	12.4	13.7	12.2
A	7.9	4.7	4.0
BBB	19.4	18.6	21.3
Non-investment grade/non-rated	9.7	6.9	8.4
Total fixed-income portfolio	100.0%	100.0%	100.0%
Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At September 30, 2013, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first nine months of 2013, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Most of our preferred securities either convert from a fixed-rate coupon to a variable-rate coupon after the call date, or remain variable-rate coupon securities after the call date. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly, to a credit spread premium that was fixed when the security was first issued. Many of our securities that have already reset have a minimum or floor coupon that is currently in effect. Extension risk on holding these securities is limited to the credit risk premium being below that of a similar security since the benchmark variable-rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. Since the beginning of 2011, ten securities that were structured to convert from a fixed-rate coupon to a variable-rate coupon had their first call date; only two of these securities were called and the remaining eight securities converted to variable-rate coupons. At September 30, 2013, we continued to hold seven of the eight securities that were not called with a fair value of $227.4 million.
We also face the risk that our preferred stock dividend payments could be deferred for one or more periods. As of September 30, 2013, all of our preferred securities continued to pay their dividends in full and on time.

Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.4 billion, or 4%, and $1.7 billion, or 15%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2013 and all of 2014, respectively. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2013:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$692.0	.8
Two to five years	2,704.4	2.9
Five to ten years	291.8	6.7
Total U.S. Treasury Notes	3,688.2	2.8
Interest Rate Swaps
Five to ten years ($750 notional value)	53.5	(9.3)
Total interest rate swaps ($750 notional value)	53.5	(9.3)
Total U.S. government obligations	$3,741.7	.9
The interest rate swap positions show a fair value of $53.5 million as they are in an overall asset position, which is fully collateralized by cash payments received from the counterparty. The liability associated with the cash collateral received is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$266.9	$4.6	6.1%	.8	A-
Alt-A collateralized mortgage obligations	109.0	2.9	2.5	1.6	BBB+
Collateralized mortgage obligations	375.9	7.5	8.6	1.0	A-
Home equity (sub-prime bonds)	634.0	7.5	14.4	<.1	BBB-
Residential mortgage-backed securities	1,009.9	15.0	23.0	.2	BBB
Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	2,095.7	9.1	47.6	3.2	AA
Commercial mortgage-backed obligations: interest only	144.3	6.8	3.3	2.5	AAA-
Commercial mortgage-backed obligations	2,240.0	15.9	50.9	3.1	AA
Other asset-backed securities:
Automobile	568.8	3.0	12.9	1.1	AAA
Credit card	49.0	2.0	1.1	1.8	AAA
Other[1]	531.1	.4	12.1	1.2	AA+
Other asset-backed securities	1,148.9	5.4	26.1	1.2	AAA-
Total asset-backed securities	$4,398.8	$36.3	100.0%	2.0	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2012
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$189.0	$5.3	5.3%	2.0	A-
Alt-A collateralized mortgage obligations	41.5	2.5	1.1	1.6	BBB+
Collateralized mortgage obligations	230.5	7.8	6.4	1.9	A-
Home equity (sub-prime bonds)	178.2	1.4	5.0	<.1	BBB+
Residential mortgage-backed securities	408.7	9.2	11.4	.7	BBB+
Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	1,883.1	77.7	52.5	2.6	AA+
Commercial mortgage-backed obligations: interest only	204.5	11.7	5.7	2.0	AAA-
Commercial mortgage-backed obligations	2,087.6	89.4	58.2	2.6	AA+
Other asset-backed securities:
Automobile	563.0	7.0	15.7	1.2	AAA
Credit card	91.3	3.3	2.5	1.6	AAA
Other[1]	438.0	4.1	12.2	.9	AAA-
Other asset-backed securities	1,092.3	14.4	30.4	1.1	AAA-
Total asset-backed securities	$3,588.6	$113.0	100.0%	1.9	AA+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2012
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$190.4	$5.4	5.6%	1.8	A-
Alt-A collateralized mortgage obligations	40.7	2.8	1.2	1.4	BBB+
Collateralized mortgage obligations	231.1	8.2	6.8	1.8	A-
Home equity (sub-prime bonds)	197.1	6.6	5.8	<.1	BBB
Residential mortgage-backed securities	428.2	14.8	12.6	.7	BBB+
Commercial mortgage-backed obligations:
Commercial mortgage-backed obligations	1,865.3	74.1	54.4	3.1	AA+
Commercial mortgage-backed obligations: interest only	183.4	10.7	5.4	2.1	AAA-
Commercial mortgage-backed obligations	2,048.7	84.8	59.8	3.0	AA+
Other asset-backed securities:
Automobile	498.2	5.7	14.5	1.1	AAA
Credit card	56.0	3.0	1.6	2.2	AAA
Other[1]	394.4	4.1	11.5	.8	AAA-
Other asset-backed securities	948.6	12.8	27.6	1.0	AAA-
Total asset-backed securities	$3,425.5	$112.4	100.0%	2.2	AA+

1Includes equipment leases, manufactured housing, and other types of structured debt.
Substantially all of the asset-backed securities have widely available market quotes. As of September 30, 2013, approximately 17% of our asset-backed securities are exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, fixed-income securities, during the third quarter 2013, we continued to purchase securities with solid credit profiles, primarily in the residential and commercial mortgage-backed markets. These investments have substantial structural credit support (i.e., the amount of underlying subordinated principal that is available to absorb losses before our position begins to recognize losses due to defaults). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we recognized $0.1 million and $0.5 million during the third quarter and first nine months of 2013, respectively, compared to $0.4 million and $1.5 million during the third quarter and first nine months of 2012, respectively. These write-downs occurred primarily in the residential mortgage sectors of our asset-backed portfolio as detailed below.

Collateralized Mortgage Obligations At September 30, 2013, 8.6% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the first nine months of 2013 and 2012, we recorded $0.1 million and $0.8 million, respectively, of credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections; we did not have any write-downs during the third quarter 2013 or 2012. We did not have any write-downs on Alt-A securities during 2013 and we recorded $0.1 million of write-downs on Alt-A securities during 2012. The following table details the credit quality rating and fair value of our collateralized mortgage obligations, along with the loan classification and comparison of the fair value at September 30, 2013 to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2013)
($ in millions) Rating[1]	Non-agency prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$56.3	$0	$7.2	$63.5	16.9%
AA	0	10.2	1.9	12.1	3.2
A	111.0	73.6	0	184.6	49.1
BBB	20.1	0	0	20.1	5.4
Non-investment grade	68.0	25.2	2.4	95.6	25.4
Total	$255.4	$109.0	$11.5	$375.9	100.0%
Increase (decrease) in value	1.4%	2.8%	9.7%	2.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $11.2 million, or 3.0% of the total.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).
Home-Equity Securities At September 30, 2013, 14.4% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. For the third quarter and first nine months of 2013, we recorded $0.1 million and $0.4 million, respectively, in write-downs, compared to $0.4 million and $0.6 million, respectively, for the same periods in 2012. The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at September 30, 2013, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home Equity Securities (at September 30, 2013)
($ in millions) Rating[1]	Total	% of Total
AAA	$24.1	3.8%
AA	8.3	1.3
A	122.3	19.3
BBB	141.5	22.3
Non-investment grade	337.8	53.3
Total	$634.0	100.0%
Increase (decrease) in value	1.2%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $27.7 million, or 4.4% of the total.

Commercial Mortgage-Backed Securities At September 30, 2013, 47.6% of our asset-backed securities were commercial mortgage-backed securities (CMBS bonds) and 3.3% were CMBS interest-only securities (IO), collectively the CMBS portfolio. During the nine months ended September 30, 2013, we did not record any write-downs on our IO portfolio, compared to a write-down of $0.1 million during the nine months ended September 30, 2012; no write-downs were recorded during the third quarter 2012. No write-downs were recorded on our CMBS bonds portfolio during the same periods. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2013)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
CMBS bonds	$1,348.1	$371.3	$192.8	$134.9	$48.6	$2,095.7	93.6%
IO	133.6	0	0	2.3	8.4	144.3	6.4
Total fair value	$1,481.7	$371.3	$192.8	$137.2	$57.0	$2,240.0	100.0%
% of Total fair value	66.2%	16.6%	8.6%	6.1%	2.5%	100.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS bonds, the non-investment-grade securities (i.e., Group I) represent $8.4 million, or 0.4%, of the total.
The securities in the CMBS bond portfolio that are rated BBB or lower had a net unrealized gain of $17.4 million at September 30, 2013 and an average duration of 2.2 years, compared to 3.1 years for the entire CMBS portfolio. The following table summarizes the composition of our CMBS bond portfolio:

CMBS Bond Portfolio (at September 30, 2013)
(millions) Vintage	Multi-Borrower	Single-Borrower	Total
1997-2005	$463.0	$0	$463.0
2006-2008	8.1	71.5	79.6
2009-2013	474.1	1,079.0	1,553.1
Total	$945.2	$1,150.5	$2,095.7
CMBS bonds that originated since 2009 are referred to in the market as “CMBS 2.0” and tend to have more conservative underwriting than the 2006-2008 vintages.
Planned amortization class IOs comprised $11.5 million of our $144.3 million IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of $109.6 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at September 30, 2013 and 2012, and December 31, 2012, were $2,138.6 million, $1,959.5 million, and $1,964.4 million, respectively, of state and local government obligations. These securities had a duration of 3.1 years at September 30, 2013, compared to 2.9 years and 2.8 years at September 30, 2012 and December 31, 2012, respectively, and an overall credit quality rating of AA+ (excluding the benefit of credit support from bond insurance) for all three periods. These securities had a net unrealized gain of $12.9 million at September 30, 2013, compared to $60.6 million and $50.0 million at September 30, 2012 and December 31, 2012, respectively. During the three and nine months ended September 30, 2013 and 2012, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at September 30, 2013, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2013)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$312.8	$550.6	$863.4
AA	330.0	695.3	1,025.3
A	17.8	206.1	223.9
BBB	0	24.1	24.1
Non-investment grade/non-rated	0	1.9	1.9
Total	$660.6	$1,478.0	$2,138.6

Included in revenue bonds were $868.5 million of single family housing revenue bonds issued by state housing finance agencies, of which $457.6 million were supported by individual mortgages held by the state housing finance agencies and $410.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.
Approximately 6%, or $127.0 million, of our total municipal securities were insured general obligation ($88.4 million) or revenue bonds ($38.6 million), with an overall credit quality rating of AA- at September 30, 2013, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $3.5 million at September 30, 2013, compared to $7.0 million and $5.6 million at September 30, 2012 and December 31, 2012, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES
Included in our fixed-income securities at September 30, 2013 and 2012, and December 31, 2012, were $3,157.6 million, $2,822.5 million, and $3,113.0 million, respectively, of fixed-rate corporate securities. These securities had a duration of 3.5 years at September 30, 2013, compared to a duration of 3.3 years at September 30, 2012 and December 31, 2012; the overall credit quality rating was BBB for all three periods. At September 30, 2013 and 2012, and December 31, 2012, these securities had net unrealized gains of $38.1 million, $128.4 million, and $123.7 million, respectively. We did not have any write-downs during the nine months ended September 30, 2013 or 2012. The table below shows the exposure break-down by rating and sector:

Corporate Securities (at September 30, 2013)
Sector	AA	A	BBB	Non-Investment Grade/Non-Rated	% of Corporate Securities
Consumer	0%	2.5%	22.1%	5.5%	30.1%
Industrial	0	1.9	18.3	7.1	27.3
Communications	0	4.0	9.1	2.5	15.6
Financial Services	2.7	4.8	9.9	2.9	20.3
Technology	0.6		.9	0	1.5
Basic Materials	0	0	3.3	0	3.3
Energy	0.6		1.3	0	1.9
Total	2.7%	14.4%	64.9%	18.0%	100.0%
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2013, we held $345.1 million in redeemable preferred stocks and $726.0 million in nonredeemable preferred stocks, compared to $380.6 million and $848.4 million, respectively, at September 30, 2012, and $374.7 million and $812.4 million at December 31, 2012.
At September 30, 2013 and 2012, and December 31, 2012, our preferred stock portfolio had net unrealized gains of $289.8 million, $429.4 million, and $422.4 million, respectively. We did not have any write-downs during the nine months ended September 30, 2013 or 2012.

Our preferred stock portfolio had a duration of 1.5 years, which reflects the portfolio’s exposure to changes in interest rates, at September 30, 2013, compared to 1.5 years at September 30, 2012, and 1.3 years at December 31, 2012. The overall credit quality rating was BB+ at September 30, 2013 and 2012, compared to BBB- at December 31, 2012. Approximately 44% of our preferred stock securities are fixed-rate securities and 56% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 96% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect both the call and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the floating rate dividend structure of the security. The table below shows the exposure break-down by sector and rating, reflecting any changes in ratings since acquisition:

Preferred Stocks (at September 30, 2013)
Sector	BBB	Non-Investment Grade/Non-Rated	% of Preferred Stock Portfolio
Financial Services
U.S. banks	32.9%	21.5%	54.4%
Foreign banks	0	2.0	2.0
Insurance holdings	10.2	8.6	18.8
Other financial institutions	0	3.5	3.5
Total financial services	43.1	35.6	78.7
Industrials	7.1	6.5	13.6
Utilities	7.7	0	7.7
Total	57.9%	42.1%	100.0%
Approximately 61% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, the issuers of our non-investment-grade preferred stock holdings primarily maintain investment-grade senior debt ratings.
Common Equities
Common equities were comprised of the following:

($ in millions)	September 30, 2013		September 30, 2012		December 31, 2012
Common stocks	$2,287.4	98.3%	$1,627.2	99.3%	$1,887.0	99.4%
Other risk investments	38.7	1.7	12.0	.7	12.0	.6
Total common equities	$2,326.1	100.0%	$1,639.2	100.0%	$1,899.0	100.0%
At September 30, 2013, 12.9% of the total investment portfolio was in common equities, compared to 9.6% at September 30, 2012 and 11.5% at December 31, 2012. Our indexed common stock portfolio, which makes up 88.4% of our September 30, 2013 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 738 out of 1,009, or 73%, of the common stocks comprising the Russell 1000 Index at September 30, 2013, which made up 92% of the total market capitalization of the index.
The remaining 11.6% of our common stock portfolio is actively managed by two external investment managers. At September 30, 2013, the fair value of the actively managed portfolio was $265.9 million, compared to a cost basis of $216.3 million.
We recorded $1.8 million in write-downs during the third quarter 2013 and we did not record any write-downs during the third quarter 2012. We recorded $3.2 million in write-downs on our common equities for the nine months ended September 30, 2013, compared to $5.2 million for the same period in 2012.

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
INTEREST RATE SWAPS
We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The $750 million notional value swaps open in 2013 reflected a gain for the first nine months of 2013, as interest rates have risen since the inception of the trades. The loss during the third quarter 2013 reflected a decline in rates from the second quarter 2013. The losses on the $1,263 million notional value swaps during 2013 and 2012 reflected a decline in rates during the applicable periods. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Date			September 30,
Term	Effective	Maturity	Coupon	2013	2012	2013	2012	2013	2012
Open:
10-year	04/2013	04/2023	Receive variable	$150	$0	$(.4)	$0	$9.6	$0
10-year	04/2013	04/2023	Receive variable	185	0	(.5)	0	11.9	0
10-year	04/2013	04/2023	Receive variable	415	0	(1.1)	0	26.7	0
5-year	05/2011	05/2016	Receive variable	0	400	0	(3.9)	0	(10.5)
5-year	08/2011	08/2016	Receive variable	0	500	0	(5.2)	0	(13.8)
9-year	12/2009	01/2019	Receive variable	0	363	0	(6.8)	0	(18.4)
Total open interest rate swaps						$(2.0)	$(15.9)	$48.2	$(42.7)
Closed:
5-year	NA	NA	Receive variable	$400	$0	$0	$0	$(1.0)	$0
5-year	NA	NA	Receive variable	500	0	0	0	(1.6)	0
9-year	NA	NA	Receive variable	363	0	0	0	(1.4)	0
Total closed interest rate swaps						$0	$0	$(4.0)	$0
Total interest rate swaps						$(2.0)	$(15.9)	$44.2	$(42.7)

NA = Not Applicable

CORPORATE CREDIT DEFAULT SWAPS
We invest in corporate credit default swaps primarily to manage the fixed-income portfolio credit risk. The following table summarizes our corporate credit default swap activity:

						Net Realized Gains (Losses)
			Bought or Sold Protection	Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Date			September 30,
Term	Effective	Maturity		2013	2012	2013	2012	2013	2012
5-year[1]	09/2008	09/2013	Bought	$0	$25	$0	$(.4)	$0	$(.7)
Total corporate swaps						$0	$(.4)	$0	$(.7)

1Financial services sector, see Note 2 – Investments for details; this position was closed during the fourth quarter of 2012.
CASH FLOW HEDGES
During both the third quarter and first nine months of 2013, we repurchased, in the open market, $54.1 million, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), compared to $0.5 million, $30.9 million, and $30.9 million, during the third quarter, first nine months, and full year of 2012, respectively. For the portion of the 6.70% Debentures we repurchased, we reclassified $0.8 million, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement, and reclassified $0, $0.6 million, and $0.6 million, during the third quarter, first nine months, and full year of 2012, respectively.
B. Investment Results
Recurring investment income (interest and dividends, before investment and interest expenses) decreased 8% for the first nine months of 2013, compared to the same period last year. The reduction is primarily the result of lower yields on securities purchased over that period of time relative to the book yield of the portfolio in the prior period and sales of securities with higher book yields which produced realized gains. Partially offsetting the downward effect of the rate environment on investment income was the growth in portfolio assets, net of share repurchase and dividend activity.
We report total return to reflect more accurately the management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

The following summarizes investment results for the periods ended September 30:

	Three Months		Nine months
	2013	2012	2013	2012
Pretax recurring investment book yield	2.6%	2.8%	2.6%	3.0%
Weighted average FTE book yield	2.9%	3.1%	2.9%	3.3%
FTE total return:
Fixed-income securities	.6%	1.8%	1.0%	4.7%
Common stocks	6.3%	6.5%	21.0%	16.2%
Total portfolio	1.3%	2.3%	3.5%	6.0%
The total portfolio FTE total return for the first nine months of 2013 includes the total return on our “other risk investments,” which reflects an increase in fair value as a result of a negotiated sale on a private common equity security that is expected to be completed by the end of 2013. Excluding “other risk investments,” the total portfolio FTE total return would be 3.4% for the nine months ended September 30, 2013.

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine months
	2013	2012	2013	2012
Fixed-income securities:
U.S. Treasury Notes	.4%	.1%	1.4%	(.3)%
Municipal bonds	1.1%	1.6%	1.5%	3.9%
Corporate bonds	1.3%	2.4%	.7%	6.2%
Commercial mortgage-backed securities	1.2%	2.2%	(.3)%	6.0%
Collateralized mortgage obligations	1.2%	3.1%	2.6%	9.5%
Asset-backed securities	.4%	1.5%	1.5%	3.3%
Preferred stocks	(2.2)%	8.0%	2.9%	20.0%
Common stock portfolios:
Indexed	6.1%	6.5%	21.1%	16.6%
Actively managed	7.7%	7.5%	20.4%	12.0%
Investment expenses were $14.5 million for the first nine months of 2013, compared to $11.3 million for the same period last year. The increase in investment expenses primarily reflects an increase in the estimated bonus accrued for our internal investment managers, as well as fees paid to our external investment managers, reflecting an increase in the assets they manage. Interest expense for the first nine months of 2013 was $91.4 million, compared to $93.2 million for the same period last year.
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
For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary if we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments, prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions by the earlier of (i) when we are able to determine that the loss is other-than-temporary, or (ii) when the security has been in such a loss position for three consecutive quarters.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2013
Residential mortgage-backed securities	$.1	$0	$.1	$.5	$0	$.5
Commercial mortgage-backed securities	0	0	0	0	0	0
Total fixed-income securities	.1	0.1		.5	0.5
Common equities	1.8	0	1.8	3.2	0	3.2
Total portfolio	$1.9	$0	$1.9	$3.7	$0	$3.7
2012
Residential mortgage-backed securities	$.4	$0	$.4	$1.4	$0	$1.4
Commercial mortgage-backed securities	0	0	0.1		0.1
Total fixed-income securities	.4	0.4		1.5	0	1.5
Common equities	0	0	0	5.2	(4.5)	.7
Total portfolio	$.4	$0	$.4	$6.7	$(4.5)	$2.2
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2013, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$4,770.5	$108.4	$0	$0	$0	$0
Unrealized loss for 12 months or greater	322.2	15.6	1.4	0	0	0
Total	$5,092.7	$124.0	$1.4	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$43.0	$4.7	$2.0	$1.0	$.1	$0
Unrealized loss for 12 months or greater	4.3	.3	.2	0	0	0
Total	$47.3	$5.0	$2.2	$1.0	$.1	$0
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
We earned income of $15 thousand and $0.2 million on these reverse repurchase transactions for the three and nine months ended September 30, 2013, respectively, compared to $0.3 million and $0.6 million for the same periods in 2012. We had $278.1 million of open reverse repurchase commitments with two counterparties at September 30, 2013, compared to $798.1 million and $581.0 million with two counterparties at September 30, 2012 and December 31, 2012, respectively. For the nine months ended September 30, 2013, our largest outstanding balance of reverse repurchase commitments was $851.4 million, which was open for five days; the average daily balance of reverse repurchase commitments was $447.2 million.
Additionally, during 2013, we entered into repurchase commitment transactions which were open for a total of 48 days during the first nine months of 2013, including 34 days during the third quarter 2013. In the first nine months of 2012, we entered into repurchase transactions that were open for a total of 25 days; we did not engage in any repurchase transactions during the third quarter 2012. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds were invested in unsecured commercial paper issued by large, high-quality institutions. These transactions were entered into as overnight arrangements, and we had no open repurchase commitments at September 30, 2013 and 2012 or December 31, 2012. During the first nine months of 2013, the largest outstanding balance was $252.5 million, which was open for six days; the average daily balance of these repurchase commitments was $94.8 million. We earned income of $43 thousand and $10 thousand during the period these transactions were open in 2013 and 2012, respectively.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments, including, but not limited to, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.0 years and 1.9 years at September 30, 2013 and December 31, 2012, respectively. The weighted average beta of the equity portfolio was 1.02 for both September 30, 2013 and December 31, 2012. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2013 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	302,307	$25.65	38,491,422	36,508,578
August	1,203,814	25.24	39,695,236	35,304,764
September	1,044	25.32	39,696,280	35,303,720
Total	1,507,165	$25.32
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2013, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2013 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 65.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 12, 2013	By: /s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
5	5.1	I.R.S. Determination Letter for 401(k) Plan	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith