Form 10-K
period 2013-12-31
PROGRESSIVE CORP/OH/
filed 2014-02-26
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to__________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013: $14,008,711,206
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2014: 595,282,483

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2014, and the Annual Report to Shareholders for the year ended December 31, 2013, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

INTRODUCTION
Portions of the information included in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2014 (the “Proxy Statement”) have been incorporated by reference herein and are identified under the appropriate items in this Form 10-K. The 2013 Annual Report to Shareholders (the “Annual Report”) of The Progressive Corporation and subsidiaries, which will be attached as an Appendix to the 2014 Proxy Statement, is included as Exhibit 13 to this Form 10-K. Cross references to relevant sections of the Annual Report are included under the appropriate items of this Form 10-K.
PART I

ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 54 subsidiaries, one mutual insurance company affiliate, and one limited partnership investment affiliate. Our insurance subsidiaries and mutual insurance company affiliate provide personal and commercial automobile insurance and other specialty property-casualty insurance and related services. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries and limited partnership investment affiliate generally support our insurance and investment operations. We operate our businesses throughout the United States and sell personal auto insurance on an Internet-only basis in Australia.
(b) Financial Information About Segments
Incorporated by reference from Note 10 - Segment Information in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
(c) Narrative Description of Business
We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $17.3 billion in 2013, compared to $16.4 billion in 2012 and $15.1 billion in 2011. Our combined ratio, which we calculate by dividing the sum of our loss and loss adjustment expenses, policy acquisition costs, and other underwriting expenses, net of "fees and other revenues," by our net premiums earned, was 93.5 in 2013, 95.6 in 2012, and 93.0 in 2011.
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

•
Commercial Lines – A Group President manages our Commercial Lines business, which offers products in 49 states; we do not currently write Commercial Lines in Hawaii or the District of Columbia. The Commercial Lines business is organized by state, with product managers responsible for local implementation. These state-level managers are led by two regional directors who report to a general manager.

•
Claims – A Group President manages our Claims business function, which is organized into four groups. Three of the groups are based on geographic region, and one is a countrywide group that provides various claims-related services, including catastrophe response and special investigations. Each group is headed by a general manager, and each handles both Personal Lines and Commercial Lines claims.

Our customer service groups, located at call centers in Mayfield Village, Ohio; Austin, Texas; Tampa, Florida; Sacramento, California; Phoenix, Arizona; and Colorado Springs, Colorado, support our policy servicing, agency distribution, claims, and direct sales operations.

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
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. The Personal Lines business accounted for approximately 90% of total net premiums written during each of the last three years. Our strategy is to be a competitively priced provider of a full line of auto insurance products with distinctive service, distributed through whichever channel the customer prefers. Volume potential is driven by our price competitiveness, brand recognition, service quality, and the actions of our competitors, among other factors. See “Competitive Factors” herein for further discussion.
The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•
Personal auto insurance represented approximately 90% of our total Personal Lines net premiums written for each of the last three years. This business includes Snapshot®, our usage-based insurance program, which is available to consumers through both the Agency and Direct channels in 44 states and the District of Columbia and to consumers in Massachusetts only on a Direct basis; continued expansion is planned for 2014, depending on regulatory approval. During 2013, the annual premiums from customers choosing Snapshot surpassed $2 billion.

We ranked fourth in market share in the U.S. private passenger auto market for 2012 based on net premiums written and believe that we held that position for 2013. There are approximately 320 competitors in this market. Progressive and the other leading 14 private passenger auto insurers, each of which writes over $2.0 billion of premiums, comprise about 75% of this market. For 2012, the industry net premiums written for private passenger auto insurance in the United States was $167.9 billion, and our share of this market was approximately 8.5%, compared to $163.3 billion and 8.1% in 2011, respectively; comparable industry data is not available for 2013 at this time. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

•
Special lines products include insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, and represent about 10% of our Personal Lines business. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest participants in the specialty personal lines market, and that we have been the market share leader for the motorcycle product since 1998. We also offer a personal umbrella insurance product in 37 states and the District of Columbia through certain independent agents and to Direct customers via telephone.

Our Personal Lines products are sold through both the Agency and Direct channels:

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency business represented 56% of our Personal Lines volume in both 2013 and 2012, compared to 57% in 2011.

•
The Direct business includes business written directly by us online, via mobile devices, and over the phone. The Direct business represented 44% of our Personal Lines volume in both 2013 and 2012, compared to 43% in 2011.

Commercial Lines
The Commercial Lines business writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses and represented approximately 10% of our total net premiums written during each of the last three years. The majority of our Commercial Lines customers insure two or fewer vehicles. The Commercial Lines business, which is primarily distributed through the independent agency channel, operates in the following business market targets:

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
Business auto is our largest business market target, measured by premium volume, and accounts for approximately one third of our total Commercial Lines premiums, while the for-hire transportation and contractor business market targets each account for about another 25%. Business auto and contractor together account for approximately 75% of the vehicles we insure in this business, while for-hire transportation accounts for about 15%. Although Commercial Lines differs from Personal Lines auto in its customer base and products written, both businesses require the same fundamental skills, including disciplined underwriting and pricing, as well as excellent claims service.
There are approximately 340 competitors in the total commercial auto market. We primarily compete with about 32 other large companies/groups, each with over $140 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Lines business ranked second in the commercial auto insurance market for 2012, up one place from 2011, based on net premiums written. We believe that we retained the number two position for 2013.
Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability business, which was sold in 2010. Pursuant to our agreement with the purchaser of this business, from the date of sale through April 30, 2012, we continued to write these policies, principally directors and officers liability insurance for community banks. All professional liability insurance policies written in July 2010 and later were 100% reinsured. From August 2009 through June 2010, the substantial majority of the risks on this business were 100% reinsured and prior to August 2009, a majority of the risk on this business was reinsured with various reinsurance entities.

Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•
Commercial Auto Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP, which are state-supervised plans servicing the involuntary market in 42 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. We have an agreement with AIPSO (the national organization responsible for administering the involuntary insurance market) under which we will receive a supplemental fee, when necessary, to satisfy a minimum servicing fee requirement; this agreement is scheduled to expire on August 31, 2014. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-Based Businesses – We have two commission-based service businesses.
Through Progressive Home Advantage®, we offer, either directly or through our network of independent agents, home, condominium, and renters insurance written by eleven unaffiliated homeowner’s insurance companies. Progressive Home Advantage is not currently available to customers in Alaska and is available to only Agency customers in Florida. For the policies written under this program in our Direct business, we receive commissions, all of which are used to offset the expenses associated with maintaining this program.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by seven unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of December 31, 2013. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Claims
We manage our claims handling on a companywide basis through approximately 275 claims offices located throughout the United States. In 48 metropolitan areas across the country, we have in operation 63 Service Centers, of which 30 have combined our claims offices and Service Centers to improve our efficiency and manage costs. Insureds and other claimants can elect to have their vehicles repaired by their own repair shops, have their vehicles repaired by one of our network shops, or have the entire repair process coordinated by one of our Service Centers. If a customer elects to repair their vehicle through a Service Center, we provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. Under the Service Center option, we guarantee the repairs for as long as the customer owns or leases their car. If a customer decides not to repair their vehicle, our representatives will write an estimate and the customer can receive payment on the spot. This innovative, patented approach to the vehicle repair process increases consumer satisfaction and our productivity and improves the cycle time in comparison to our other claims settlement processes.
Competitive Factors
The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional insurers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Many competitors invest heavily in advertising and marketing efforts and/or expanding their online or mobile service offerings. Over the past decade, these changes have further intensified the competitive nature of the automobile and other property-casualty insurance markets in which we operate.

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
Competition in our insurance markets is affected by the pace of technological developments.  An insurer’s ability to innovate, develop, and implement new applications and other technologies can affect its competitive position.  In addition, there has been a proliferation of patents related to new ways in which technologies can affect its competitive position. We have seven U.S. patents, and additional patents pending, with respect to certain methods, systems, and devices related to usage-based insurance.  Certain of these patents expire on or about January 29, 2016, while others extend well beyond that date. Three of these seven patents have been challenged in actions filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office. The challenger has prevailed in the initial proceeding with respect to two of those patents, and we are awaiting a ruling from the PTAB with respect to the third patent. We also have a significant amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 9 billion driving miles derived from usage-based devices. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market. We also hold a U.S. patent (expiring June 2021), and a U.S. patent application pending, on our innovative approach to the vehicle repair service described above, and a U.S. patent (expiring in June 2028) on the Name Your Price® functionality on our website. In addition, we hold four patents (expiring July 2019), and additional patents pending, related to our online policy self-service technology. Two of these four patents have been challenged in actions filed with the PTAB. The challenger has prevailed in these initial proceedings. We intend to appeal all of the adverse rulings from the PTAB. The patents that are the subject of these rulings remain valid and in effect until all appeals are exhausted.
In addition, we have licensed certain of our patent rights for domestic use to five other insurance companies. We continue to pursue other ways in which to leverage this intellectual property. Currently, we do not expect these licensing activities to have a material effect on our operations, results of operations, or financial condition in the current fiscal year.
State Insurance Licenses
Our insurance subsidiaries operate under licenses issued by various state insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. Our licenses govern the kinds of insurance coverages that may be written by our insurance subsidiaries in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our subsidiaries’ businesses are in good standing.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write have historically been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2013, we had net premiums written of $17.3 billion and statutory surplus of $6.0 billion. The combined premiums-to-surplus ratio for all Progressive insurance companies was 2.9 to 1. In addition, as of December 31, 2013, we had access to $1.8 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth and for other purposes as needed. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2013, Progressive’s RBC ratios were well in excess of minimum requirements.
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

Statutory Accounting Principles
Our results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Certain significant differences are described below:

Category	GAAP Accounting	SAP Accounting
Acquisition Expenses
Commissions, premium taxes, and other variable costs incurred in connection with the successful acquisition of new and renewal business are capitalized and amortized pro rata over the policy term as premiums are earned.
Commissions, premium taxes, and all other acquisition expenses are expensed as incurred.
Non-admitted Assets	Premiums receivable are reported net of an allowance for doubtful accounts.	Premiums receivable over 90 days past due are “non-admitted,” which means they are excluded from surplus. For premium receivable less than 90 days past due, we also estimate a bad debt reserve.
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
The accounting for deferred tax assets is consistent with GAAP, except for deferred tax assets that do not meet statutory requirements for recognition, which are non-admitted against surplus.
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

Investment Valuation	Fixed-maturity securities, which are classified as available-for-sale, are reported at fair values.	Fixed-maturity securities are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security.
Preferred stocks, both redeemable and nonredeemable, are reported at fair values.
Redeemable preferred stocks are reported at amortized cost or the lower of amortized cost or fair value, depending on the NAIC designation of the security. Nonredeemable preferred stocks are reported at fair value, consistent with GAAP.

Federal Income Taxes	Federal tax expense includes current and deferred income taxes.
For income statement reporting, federal tax expense only includes the current tax provision. Deferred taxes are posted to surplus. SAP deferred tax assets are subject to certain limitations on admissibility.

Investments
Our investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $18.1 billion at December 31, 2013, compared to $16.5 billion at December 31, 2012. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $740.4 million in 2013, compared to $749.8 million in 2012 and $582.6 million in 2011. On a pretax total return basis (i.e., total investment income plus changes in unrealized gains/losses) investment income was $870.0 million, $1,026.6 million, and $452.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. For more detailed discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
Employees
The number of employees, excluding temporary employees, at December 31, 2013 was 26,145, all of whom were employed by subsidiaries of The Progressive Corporation.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on July 12, 2013, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.
The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:
RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2013	2012	2011
Balance at January 1	$7,838.4	$7,245.8	$7,071.0
Less reinsurance recoverables on unpaid losses	862.1	785.7	704.1
Net balance at January 1	6,976.3	6,460.1	6,366.9
Incurred related to:
Current year	12,427.3	11,926.0	10,876.8
Prior years	45.1	22.0	(242.0)
Total incurred	12,472.4	11,948.0	10,634.8
Paid related to:
Current year	8,095.0	7,895.3	7,289.3
Prior years	3,919.9	3,536.5	3,252.3
Total paid	12,014.9	11,431.8	10,541.6
Net balance at December 31	7,433.8	6,976.3	6,460.1
Plus reinsurance recoverables on unpaid losses	1,045.9	862.1	785.7
Balance at December 31	$8,479.7	$7,838.4	$7,245.8

Our reserves developed unfavorably by $45.1 million in 2013 and $22.0 million in 2012, compared to favorable development of $242.0 million in 2011, which is reflected as “Incurred related to prior years” in the table above. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, changes in reserve estimates by claim representatives, and emergence of unrecorded claims at rates different than anticipated.
During 2013, unfavorable reserve development in our Commercial Lines business was primarily attributable to higher frequency and severity on late emerging claims primarily in our bodily injury coverage for our truck business. In addition, unfavorable development in our Personal Lines business reflects unfavorable reserve development in our Agency auto business IBNR reserves due to higher frequency and severity on late emerging claims, offset in large part by favorable development in our Direct auto business due to lower than anticipated severity costs on case reserves. We also experienced unfavorable reserve development in our other businesses, primarily due to reserve increases in our run-off professional liability group business, based on recent internal actuarial reviews of our claims history.
During 2012, unfavorable reserve development in our personal auto product was primarily attributable to reserve development in our Florida personal injury protection (PIP) coverage and an increase in our estimate of bodily injury severity for accident year 2011. In addition, unfavorable development in our Commercial Lines business reflects higher than anticipated frequency and severity costs on late emerging claims and higher settlements on large losses. This unfavorable development was partially offset by favorable reserve adjustments, primarily in our loss adjustment expense reserves and our personal auto bodily injury reserves for accident years 2009 and 2008.
In 2011, the favorable reserve development reflected the settlement of larger losses for amounts less than we originally reserved in our Personal Lines (primarily in our personal auto product) and Commercial Lines businesses. We also experienced lower than expected defense and cost containment costs, reflecting a combination of fewer claims being litigated, as well as the fact that a greater percentage of these cases are now being handled by our in-house counsel, which is a cost-effective alternative to using external law firms.

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
We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
($ in millions)
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$4,576.3	$5,285.6	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0	$7,071.0	$7,245.8	$7,838.4	$8,479.7
LESS: REINSURANCE RECOVERABLES ON UNPAID LOSSES	229.9	337.1	347.2	361.4	287.5	244.5	529.4	704.1	785.7	862.1	1,045.9
LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	4,346.4	4,948.5	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6	6,366.9	6,460.1	6,976.3	7,433.8
PAID (CUMULATIVE) AS OF:
One year later	2,233.8	2,355.5	2,662.1	2,897.4	3,036.9	3,172.0	3,047.0	3,252.3	3,536.5	3,919.9
Two years later	3,148.1	3,430.6	3,931.0	4,240.4	4,361.4	4,427.8	4,348.4	4,724.0	5,111.6	—
Three years later	3,642.5	3,999.9	4,584.7	4,856.2	4,966.1	5,031.7	5,007.9	5,459.4	—	—
Four years later	3,873.0	4,269.6	4,839.1	5,121.9	5,227.5	5,314.7	5,323.9	—	—	—
Five years later	3,977.1	4,368.6	4,948.7	5,229.0	5,340.1	5,452.0	—	—	—	—
Six years later	4,012.5	4,419.2	4,995.6	5,282.1	5,402.3	—	—	—	—	—
Seven years later	4,034.4	4,445.7	5,023.7	5,317.8	—	—	—	—	—	—
Eight years later	4,047.3	4,459.8	5,042.3	—	—	—	—	—	—	—
Nine years later	4,054.9	4,467.4	—	—	—	—	—	—	—	—
Ten years later	4,060.3	—	—	—	—	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	4,237.3	4,592.6	5,066.2	5,443.9	5,688.4	5,796.9	5,803.2	6,124.9	6,482.1	7,021.4
Two years later	4,103.3	4,485.2	5,130.5	5,469.8	5,593.8	5,702.1	5,647.7	6,074.4	6,519.6	—
Three years later	4,048.0	4,501.6	5,093.6	5,381.9	5,508.0	5,573.8	5,575.0	6,075.9	—	—
Four years later	4,070.0	4,471.0	5,046.7	5,336.5	5,442.1	5,538.5	5,564.6	—	—	—
Five years later	4,073.7	4,475.5	5,054.6	5,342.8	5,452.8	5,580.0	—	—	—	—
Six years later	4,072.4	4,486.4	5,060.8	5,352.8	5,475.6	—	—	—	—	—
Seven years later	4,080.5	4,486.3	5,070.2	5,369.7	—	—	—	—	—	—
Eight years later	4,077.8	4,493.3	5,081.7	—	—	—	—	—	—	—
Nine years later	4,082.7	4,497.5	—	—	—	—	—	—	—	—
Ten years later	4,086.1	—	—	—	—	—	—	—	—	—
NET CUMULATIVE DEVELOPMENT FAVORABLE/ (UNFAVORABLE)	$260.3	$451.0	$231.4	$(6.1)	$179.6	$352.9	$559.0	$291.0	$(59.5)	$(45.1)
PERCENTAGE[2]	6.0	9.1	4.4	(.1)	3.2	5.9	9.1	4.6	(.9)	(.6)
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$4,463.2	$5,005.0	$5,688.2	$6,033.7	$6,175.5	$6,319.6	$6,360.3	$6,963.8	$7,446.5	$8,020.4
LESS: RE-ESTIMATED REINSURANCE RECOVERABLES ON UNPAID LOSSES	377.1	507.5	606.5	664.0	699.9	739.6	795.7	887.9	926.9	999.0
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$4,086.1	$4,497.5	$5,081.7	$5,369.7	$5,475.6	$5,580.0	$5,564.6	$6,075.9	$6,519.6	$7,021.4
GROSS CUMULATIVE DEVELOPMENT: FAVORABLE/ (UNFAVORABLE)	$113.1	$280.6	$(27.9)	$(308.7)	$(232.8)	$(142.2)	$292.7	$107.2	$(200.7)	$(182.0)

1 Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
2 Cumulative development ÷ liability for unpaid losses and LAE - net.

The above table presents the development of balance sheet liabilities for losses and LAE from 2003 through 2012. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The middle portion of the table (labeled “Liability Re-estimated as of”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the balance sheet date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2013, our insurance subsidiaries had paid $4,467.4 million of the currently estimated $4,497.5 million of losses and LAE that had been unpaid at the end of 2004; thus, an estimated $30.1 million of losses incurred through 2004 remain unpaid as of the current financial statement date.
The “Net Cumulative Development” represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 2003 liability has developed favorably by $260.3 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on income in calendar year 2005. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 10 as the “prior years” contribution to incurred losses and LAE.
In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2013, but incurred in 2010, will be included in the cumulative development amount for years 2010, 2011, and 2012. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.
Our bodily injury severity change was much lower than we expected between 2003 and 2005; thus, the reserve run-off for these years was very favorable following the end of each year, or about 4% to 9% of our original carried amounts. The favorable reserve development for 2007 through 2010 was about 3% to 9% of our original carried reserves, which primarily reflects the decreases in severity between our original estimate and what we experienced in both our personal auto and commercial auto businesses during that period. For 2011 and 2012, we experienced very minimal unfavorable development, or less than 1% of our original estimate.
Although the detail is not presented in the table on page 12, we also re-estimate the reinsurance recoverables on unpaid losses each year. The top of the table shows the amount of reinsurance recoverables on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2012, we estimated our reinsurance recoverables on unpaid losses to be $862.1 million. During 2013, these reserves developed unfavorably by $136.9 million, bringing the re-estimated reinsurance recoverables on unpaid losses to $999.0 million, as shown at the bottom of the table. Over the last ten years, we have experienced unfavorable development in our reinsurance recoverables on unpaid losses. The majority of this development reflects our continuing process of re-evaluating Michigan PIP claims that require lifetime reserve estimates. As a result, we have increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal. In addition, during 2013, we experienced unfavorable development in our run-off professional liability group business based on internal actuarial reviews of our claims history; the substantial majority of this business is reinsured.
The Analysis of Loss and Loss Adjustment Expenses Development table on page 12 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.
(d) Financial Information About Geographic Areas
We operate our businesses throughout the United States; we also sell personal auto physical damage insurance via the Internet in Australia. For the years ended December 31, 2013, 2012, and 2011, net premiums earned on our Australian business were $13.0 million, $7.1 million, and $3.5 million, respectively. The amount of Australian assets is immaterial.

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

ITEM 1A. RISK FACTORS
Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into four broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

•	Insurance Risks - risks associated with assuming, or indemnifying for, the losses of, or liabilities incurred by, policyholders

•	Operating Risks - the risks stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations

•
Market Risks - changes in the value of assets held in our investment portfolios, which might result from a variety of factors impacting the investment marketplace generally, or the sectors, industries, or individual securities in which we have invested, and

•
Credit Risks - the risks that the other party to a transaction will fail to perform according to the terms of a contract, or that we will be unable to satisfy our obligations when due or obtain capital when necessary.

Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. For example, although presented as an Operating Risk below, governmental regulation of insurance companies also affects our underwriting, investing and financing activities, which are addressed separately under Insurance Risks, Market Risks, and Credit Risks below. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed.

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

Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies, and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory action

•	the frequency and severity of catastrophic events, such as hurricanes, hail storms, floods, other severe weather, and terrorist events

•	our ability to understand the impact of ongoing changes in our claims settlement practices

•	changing driving patterns

•	advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies, events, legislation, or regulation, and

•	unanticipated changes in auto repair costs, auto parts prices, and used car prices.

The realization of one or more of these risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our competitiveness and growth prospects. In either event, our operating results, financial condition, and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, thereby constraining our ability to write new business.

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

As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a materially adverse effect on our results of operations, liquidity, or financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 10 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on July 12, 2013.

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

The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. We use catastrophe modeling tools and third-party experts to help estimate our exposures to such events. Those tools and expert opinions are based on historical data and other assumptions that limit their reliability, and they may become even less reliable as climatic conditions change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency or severity of catastrophes during a given period could materially adversely affect our financial performance, cash flows, and results of operations.

II. Operating Risks

We compete in the automobile insurance and other property-casualty markets, which are highly competitive.
We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The automobile insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness (including, for example, rate and claim-paying accuracy, customer experience, and application of information and other technologies), pricing, scale, and cost control are major competitive factors.

Our business focuses on insurance for personal autos and recreational vehicles and on commercial auto policies for small businesses, all of which are highly competitive markets. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be seriously compromised. In addition, due to our focus on the auto insurance market, we may be more sensitive than other insurers to trends that could affect auto insurance coverages and rates over time. For example, if governmental mandates or restrictions, economic conditions, demographic trends, changing driving patterns, rising gasoline prices, advancements in vehicle technology or safety features, or other factors, were to result in decreased demand for auto insurance or decreased auto insurance rates for an extended period, the automobile insurance market as a whole could shrink and our ability to generate revenue growth could be significantly impaired.

Historically, the auto insurance industry has been known as a cyclical industry, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. Unexpected increases in the insurers’ underlying costs (such as vehicle repair costs, medical costs, and the expenses to resolve claims) can reduce profits or result in underwriting losses. As the insurers recognize this situation (which can occur at different times for different companies, as a result of varying loss cost experiences, trend recognition capabilities, and profitability goals), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profit to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot be certain whether and to what extent such cyclicality is currently impacting the auto insurance market, nor can we predict whether it will do so in the future.

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

Our success depends on the ability to innovate effectively, respond to our competitors’ initiatives, and efficiently manage complexity, while delivering high quality products and services.
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

At the same time, innovations by competitors or other market participants may increase the level of competition in the industry and adversely affect our competitive position. These developments can include product, pricing, or marketing innovations, new or improved services, technological advances, or new ways of doing business, among other initiatives. Recent examples of significant developments in the marketplace include: new ways for customers to shop and compare prices from multiple companies, the growth in mobile communications and consumers’ desire to transact business on mobile devices, the prominence of social media as a source of information for consumers, and the availability of very large volumes of data and the challenges related to analyzing those data sets (sometimes referred to as “big data”). Our ability to react to such advances, develop and maintain winning strategies, and then navigate the new competitive environment is important to our success.

Ongoing competitive, technological, regulatory, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our business. This complexity may create barriers to implementing or defending certain new ideas or providing high-quality products and customer experiences, may require us to modify our business practices, to adopt new systems, or to upgrade or replace outdated systems, each at significant expense, and may lead to the increased possibility of error in executing our business strategies. In addition, we must make difficult decisions regarding the optimal allocation of available resources (such as information technology resources) for competing initiatives or projects.
Complexity in our industry is compounded by the proliferation of patents related to new ways in which vehicle insurance is being marketed, sold, and serviced, which may result in legal challenges to certain of our business practices by other insurance companies and non-insurance entities alleging that we are violating their patent rights.  Similarly, we may seek or obtain patent protection for innovations developed by us.  However, defending our business practices against patent challenges, and enforcing and defending our patent rights, including if necessary through litigation, can be time consuming and expensive, and the results are inherently uncertain, further complicating business plans related to these efforts.
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
It is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to improve brand recognition, enhance consumers’ perceptions of us, generate new business, and increase the retention of our current customers. We believe that improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important given the significance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts and related expenditures within the automobile insurance market. If our campaigns are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.

Our brand also could be adversely affected by incidents that reflect negatively on our company. These situations might include, among others, failing to protect sensitive customer information, systems failures, effects of cyber attacks (such as computer hacking, data theft, system disruption, and viruses and malware), errors in handling a customer’s policy, inappropriate handling of claims, misconduct by our officers, directors or employees or others acting on our behalf, inability to service outstanding policies or write new business due to our systems failures or the failure of third-party systems that we use, facility shut-downs or other causes, litigation or regulatory actions challenging our business practices, and actions by our other business partners, including unaffiliated businesses through which we offer bundled products (such as homeowners insurance), and many of the other matters that are discussed in these Risk Factors. Moreover, the negative impacts of these or other events may be aggravated as the perceptions of consumers and others are formed based on modern communication and social media tools over which we have no control.

Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technical, analytical, and other skills necessary for us to run our business. Our loss of certain key officers and employees, or the failure to attract or develop talented executives and managers with diverse backgrounds and experiences, could have a materially adverse effect on our business.

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

Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and employee culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees. In such events, the productivity of certain of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

The Progressive Corporation and its insurance subsidiaries are subject to a variety of complex laws and regulations.
Progressive’s insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, and Australia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, privacy, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

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

New federal or state legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more jurisdictions. From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. For example, the Federal Insurance Office (FIO) collects information about the insurance industry and monitors the industry for systemic risk. In December 2013, the FIO submitted a report to Congress recommending reforms intended to modernize and improve the U.S. system of insurance regulation. The report proposes significant changes to existing state regulations and includes a number of recommendations that would result in direct federal regulation of the insurance industry. At this time, we are unable to predict whether any additional state or federal laws or regulations will be enacted as a result of the FIO report, or as a result of other legislative, regulatory or reform efforts, and how and to what extent such laws and regulations would affect our businesses.

Insurance regulation may create risks and uncertainties for Progressive’s insurance subsidiaries in other ways as well. For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 6 of this report.

Our success depends on our ability to adjust claims accurately.
We must accurately evaluate and pay claims that are made under our insurance policies. Many factors can affect our ability to pay claims accurately, including the training, experience, and skill of our claims representatives, the extent of and our ability to recognize and respond to fraudulent or inflated claims, the claims organization’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, technologies, and systems to support our claims functions, and the effectiveness of our service center program and other methods of resolving claims. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand image and, as a result, materially adversely affect our competitiveness, financial results, prospects, and liquidity.

Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. Other such litigation may arise in the future concerning similar or other business practices. These lawsuits have recently included cases alleging damages as a result of our subsidiaries’ use of credit in underwriting and related requirements under the U.S. Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims; other claims handling procedures; challenges to our direct repair program and service center program; interpretations of the provisions of our insurance policies; policy implementation and renewal procedures; and employment-related litigation, including federal wage and hour claims, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that certain of our subsidiaries’ business practices or systems violate the patent, trademark, or other intellectual property rights of third parties. Additional litigation may be filed against us concerning allegations of medical or attorney malpractice, and other general liability causes of action arising from our operations. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.

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

Litigation is inherently unpredictable. Except to the extent we have established reserves with respect to particular lawsuits that are currently pending against us, we are unable to predict the effect, if any, that these pending or any future lawsuits may have on our business, operations, profitability, or financial condition. For further information on pending litigation, see Note 12 - Litigation in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

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
Our business requires that we build and maintain large and complex computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. These systems are subject to attacks by sophisticated third parties with substantial computing resources and capabilities. Such attacks may include, among other things, attempts to gain unauthorized access to:

•	steal, corrupt, or destroy data

•	misappropriate funds

•	disrupt or shut down our systems

•	deny customers, agents, brokers, or others access to our systems, or

•	infect our systems with viruses or malware.

Similarly, an employee, consultant, agent, or other person with legitimate access to our systems may take actions, or be the subject of a security breach or cyber attack, which could result in improper or unauthorized access to our systems, and in the loss, corruption, or theft of our intellectual property or the personal information of our customers or employees.

We also conduct significant business functions and computer operations using the systems of third-party vendors, which may provide software, data storage, communication, and other computer services to us (some of which may be referred to as “cloud computing”). These third-party systems may experience cyber attacks and other security breaches, along with the possible risk of loss, corruption, or unauthorized publication of Progressive’s information or the confidential information of our customers and employees. These relationships present further risk management challenges for us, including, among others: confirming and monitoring the third-party’s security measures; the potential for improper handling of or access to, or the inability to retrieve, our data; and data location uncertainty and the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate.

We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security assurance. Examples include physical security measures, access and password policies, firewalls, systems monitoring, malicious code protection, network and host-based intrusion detection and prevention measures, data loss prevention measures, configuration assurance, data encryption, and event management, as well as third-party testing. In addition, we seek to assure the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing testing, auditing, and evaluation of third-party compliance with the required standards. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

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

We also rely heavily on credit card acceptance for payment of premiums and claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the Payment Card Industry Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures that companies accepting credit card payments, such as Progressive, must satisfy with respect to the handling of sensitive information. While the PCI standards set a high bar for data security, compliance with them does not alone ensure that sensitive information will be maintained on a secure basis. In September 2013, an independent organization recognized by PCI for such purposes, recertified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and annual recertification of our processes. Our intention is to maintain compliance with PCI's data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.

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

The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems; we could experience service denials if demand for a third party’s services exceeds capacity or if a third-party system fails or experiences an interruption. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, resolve and pay claims in a timely manner, or perform other necessary business functions. Any such event could result in a materially adverse effect on our business results, prospects, and liquidity, as well as damage to customer goodwill and to our brand.

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
Our investment portfolio is comprised principally of fixed-income securities and common equities. Our fixed-income portfolio is actively managed by our investment group and includes short-term investments, fixed-maturity securities, and preferred stocks. The performance of the fixed-income portfolio is subject to a number of risks, including:

•	Interest rate risk - the risk of adverse changes in the value of fixed-income securities as a result of increases in market interest rates.

•
Investment credit risk - the risk that the value of certain investments may decrease due to a deterioration in the financial condition, operating performance or business prospects of, or the liquidity available to, one or more issuers of those securities or, in the case of asset-backed securities, due to the deterioration of the loans or other assets that underlie the securities. This risk includes the possibility of permanent loss. In the case of governmental issuers, the risk includes the potential for unbalanced budgets, required austerity measures, debt defaults, bankruptcies, or other social or political turmoil.

•
Concentration risk - the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors, or industries, which could result in a significant decrease in the value of the portfolio in the event of a deterioration of the financial condition or performance of, or outlook for, those issuers, sectors, or industries.

•
Prepayment or extension risk - applicable to certain securities in the portfolio, such as residential mortgage-backed securities and other bonds with call provisions. Prepayment risk is the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, requiring that we reinvest the proceeds at less attractive rates. Extension risk is the risk that a security may not be redeemed when anticipated, adversely affecting the value of the security and preventing the reinvestment of the principal at higher market rates.

•
Liquidity risk - the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when we desire to do so. Disruptions in the financial markets, or a lack of buyers for the specific securities that we are trying to sell, could prevent us from liquidating securities or cause a reduction in prices to levels that are not acceptable to us.

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a deterioration in the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized securities rating organizations are based on incomplete or inaccurate information or otherwise prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio is primarily managed by a third party to track the Russell 1000 Index, with a small portion actively managed by external investment advisory firms. Our equity investments are subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio that is designed to track an index, such as the Russell 1000, or that follows a specific investment discipline, such as value investing, does not reduce the risks inherent in equity investing and is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and also may be subject to some of the same risks that affect our fixed-income portfolio, as discussed above. In addition, even though the Russell 1000 Index is broadly diversified, significant portions of the index may be concentrated in one or more sectors, such as energy, technology, or financial services, which may adversely affect the performance of our common equity portfolio if such a sector underperforms. A decline in the aggregate value of the equities that make up the index would be expected to result in a commensurate decline both in the value of our common equity portfolio and in our capital. Likewise, the actively managed equity portfolio will be subject to risks arising from the investment decisions of the investment advisors, including sector or industry concentrations, lack of geographic diversification, and the performance of individual issuers.

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

•	investor fear, whether substantiated or not

•	a significant change in inflation expectations or the onset of deflation

•	a default on sovereign debt, or the perception that such a default is likely, and

•	a significant devaluation of governmental or private sector credit, currencies or financial markets, or other factors or events.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion of the composition of our investment portfolio as of December 31, 2013, and of the market risk associated with our investment portfolio.

IV. Credit Risks

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts become insolvent, experience other financial difficulties, or default in the performance of contractual obligations.
Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements. These include, for example, contracts for the acquisition of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to our operations), agreements with other insurance carriers to bundle products that we do not offer, and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies). In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks or other financial institutions. If one or more of these parties were to default in the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product, or service that is significant to our business, we could suffer significant financial losses and operational interruptions or other problems, which in turn could adversely affect our financial performance, cash flows, or results of operations and cause damage to our brand and reputation.

Our insurance subsidiaries may be limited in the amount of dividends that they can pay to the holding company, which in turn may limit the holding company’s ability to repay indebtedness, make capital contributions to its other subsidiaries or affiliates, pay dividends to shareholders, or repurchase its securities.
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to make payments on its indebtedness, make capital contributions to or otherwise fund its subsidiaries or affiliates, pay dividends to shareholders, repurchase its common shares or other securities, or meet its other obligations. Each insurance subsidiary’s ability to pay dividends to the holding company may be limited by one or more of the following factors:

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
We intend to maintain capital levels as necessary to pay all claims and other business expenses, to meet regulatory requirements, to support the growth of our insurance businesses, to provide for additional protection against possible large, unexpected losses, and to provide the necessary resources to pay dividends, repurchase stock or other securities, and fund corporate opportunities. Management determines our capital needs at any given time based on a number of factors, including:

•	regulatory capital and surplus requirements applicable to our insurance subsidiaries

•	current and anticipated performance of our insurance operations and investment portfolios

•	growth prospects for our insurance businesses

•	expected significant expenditures and available business opportunities

•
our capital management activities, such as scheduled debt payments, the payment of cash dividends, repurchases of our common shares and debt securities, the availability of credit lines, and the issuance by us of debt, equity, or other securities, and

•	projections of the levels of capital needed to protect us against unexpected events within a confidence level determined through our risk management process.

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

If regulatory requirements for capital and surplus were to increase, we would likely be required to increase the amount of capital that we hold at our insurance subsidiaries. Also, if we experience losses in our insurance operations or from our investment portfolio, our capital levels may be reduced, perhaps significantly. If our capital level falls lower than the amount needed at a given time, our ability to grow and successfully operate the insurance business could be constrained, and our flexibility to pay dividends, repurchase our securities, or engage in other corporate transactions could be limited, until additional sources of capital are secured. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators and other third parties (such as rating agencies, underwriters, institutional and other investors, and consumers), potentially resulting in regulatory actions or our inability to gain access to debt or equity markets at favorable rates, and the price of our common shares or debt securities could fall significantly.

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
Our credit and financial strength are evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Progressive and its insurance subsidiaries currently enjoy favorable, stable ratings. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by investors, producers, other businesses, and consumers could also be significantly impaired. In addition, a downgrade could trigger contractual obligations in certain derivative transactions requiring us to post substantial amounts of collateral, in cash or high-grade assets, for the benefit of the other party to the transaction, or allow the other party to liquidate the derivatives transaction. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.
The Progressive Corporation’s annual dividend policy will result in a variable payment to shareholders each year, or no payment in some years, and the dividend program ultimately may be changed in the discretion of the Board of Directors.
We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2013 and 2014) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes net investment income, realized investment gains and losses, and the change in unrealized investment gains and losses) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual variable dividend in 2014 (to be paid early in 2015), the dividend, if any, would not be declared by the Board until late 2014 or early 2015, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2014 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above under “Market Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares or debt securities.

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
We own 82 buildings located throughout the United States, including 51 Service Centers. These facilities, which contain approximately 4.4 million square feet of space, are not segregated by industry segment. In addition to our corporate headquarters and another office complex and call center in Mayfield Village, Ohio, we own significant locations in Colorado Springs, Colorado; Tampa, Florida; and Tempe, Arizona.
We lease approximately 2.4 million square feet of space throughout the United States and one location in Australia. These leases are generally short-term to medium-term leases of commercial space.

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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2013	1	$25.38	$21.36	$25.27	$0
	2	26.39	23.99	25.42	0
	3	27.55	24.86	27.23	0
	4	28.54	25.81	27.27	1.4929
		$28.54	$21.36	$27.27	$1.4929

2012	1	$23.37	$19.01	$23.18	$0
	2	23.41	20.22	20.83	0
	3	21.28	19.17	20.74	0
	4	23.19	20.68	21.10	1.2845
		$23.41	$19.01	$21.10	$1.2845
The closing price of our common shares on January 31, 2014, was $23.24.
(b) Holders
We had 2,896 shareholders of record on December 31, 2013.
(c) Dividends
We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2013, the Board determined the target percentage to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the target percentage in both 2012 and 2011. The Board also determined that this target will remain at 33-1/3% for 2014.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy.
Although it is our intent to calculate an annual variable dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual variable dividend for 2014 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. In December 2013, the Board of Directors declared an annual variable dividend, which was paid in February 2014 to shareholders of record at the close of business on January 29, 2014. The amount of the dividend was $.4929 per common share, or $293.9 million. The 2012 annual variable dividend was declared by the Board in December 2012 and paid to shareholders in February 2013; the total amount of dividends was $172.0 million, or $.2845 per common share. The 2011 annual dividend was declared by the Board in December 2011 and paid to shareholders in February 2012; the total amount of dividends was $249.4 million, or $.4072 per common share.

In addition to the annual variable dividend, in February 2014 (declared in December 2013) and November 2012 (declared in October 2012), we returned $596.3 million and $604.7 million, respectively, to shareholders via special cash dividends of $1.00 per share each.

Consolidated statutory surplus was $6.0 billion on December 31, 2013, and $5.6 billion on December 31, 2012. At December 31, 2013, $524.8 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,169.7 million in 2014 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under our equity compensation plans.
(e) Performance Graph
Incorporated by reference from the Performance Graph section in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
(f) Recent Sales of Unregistered Securities
None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2013 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	102,773	$26.12	39,799,053	35,200,947
November	150,168	25.96	39,949,221	35,050,779
December	4,000,000	25.50	43,949,221	31,050,779
Total	4,252,941	$25.53
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The October and November repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. December's repurchase was a privately negotiated transaction.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 - Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$18,170.9	$17,083.9	$15,774.6	$15,215.5	$14,791.1
Net income	1,165.4	902.3	1,015.5	1,068.3	1,057.5
Per share:
Net income	1.93	1.48	1.59	1.61	1.57
Dividends	1.4929	1.2845	.4072	1.3987	.1613
Comprehensive income	1,246.1	1,080.8	924.3	1,398.8	1,752.2
Total assets	24,408.2	22,694.7	21,844.8	21,150.3	20,049.3
Debt outstanding	1,860.9	2,063.1	2,442.1	1,958.2	2,177.2

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to all of the directors, and the individuals who have been nominated for election as directors at the 2014 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in the Proxy Statement.
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	58	Chairman of the Board since November 2013; President, and Chief Executive Officer
Brian C. Domeck	54	Vice President and Chief Financial Officer
Charles E. Jarrett	56	Vice President, Secretary, and Chief Legal Officer
Thomas A. King	54	Vice President and Treasurer
Jeffrey W. Basch	55	Vice President and Chief Accounting Officer
John A. Barbagallo	54	Commercial Lines Group President, including Agency Operations
M. Jeffrey Charney	54	Chief Marketing Officer since November 2010; Senior Vice President and Chief Marketing Officer of Aflac Incorporated prior to November 2010
William M. Cody	51	Chief Investment Officer
Susan Patricia Griffith	49	Claims Group President
Valerie Krasowski	48	Chief Human Resource Officer
John P. Sauerland	49	Personal Lines Group President
Raymond M. Voelker	50	Chief Information Officer

Section 16(a) Beneficial Ownership Reporting Compliance. None.
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
Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2013. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following information is set forth with respect to our equity compensation plans at December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2010 Equity Incentive Plan	6,731,324	[1,2]	NM	11,139,779
2003 Incentive Plan[3]	1,342,067	[1]	NM	0
Subtotal Employee Plans	8,073,391		NM	11,139,779
Director Plans:
2003 Directors Equity Incentive Plan	0		$0	476,884
Subtotal Director Plans	0		$0	476,884
Equity compensation plans not approved by security holders:
None
Total	8,073,391		NM	11,616,663
NM = Not meaningful since restricted stock unit awards do not have an exercise price.
1 Represents restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis; there is no exercise price associated with restricted stock unit awards.
2 Performance-based restricted stock unit awards, including dividend equivalents of 1,995,922 units, are included under the 2010 Equity Incentive Plan at their target value. The ultimate amount that could vest can range from 0 to 250% of target amount for the 2013 awards based on insurance operating results, and from 0 to 200% of target for all other awards, or from 0 to 4,258,353 units. For further discussion of these awards, see Note 9—Employee Benefit Plans in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
3 This plan expired on January 31, 2013 and no further awards can be made thereunder; however, dividend equivalents will still be issued on awards made prior to expiration up to the remaining authorization of 1,898,699 units. This plan does not have any performance-based awards currently outstanding that can vest at greater than their target values.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements included in Progressive’s 2013 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Balance Sheets - December 31, 2013 and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 46. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.4 through 10.82.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2013
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$3,630.4	$3,662.2	$3,662.2
States, municipalities, and political subdivisions	2,247.3	2,256.0	2,256.0
Foreign government obligations	15.6	15.6	15.6
Public utilities	96.3	100.0	100.0
Corporate and other debt securities	2,788.7	2,826.6	2,826.6
Asset-backed securities	4,337.5	4,366.1	4,366.1
Redeemable preferred stocks	299.5	313.9	313.9
Total fixed maturities	13,415.3	13,540.4	13,540.4
Equity securities:
Common stocks:
Public utilities	106.7	156.4	156.4
Banks, trusts, and insurance companies	208.1	332.4	332.4
Industrial, miscellaneous, and all other	1,136.3	2,041.7	2,041.7
Nonredeemable preferred stocks	445.7	711.2	711.2
Total equity securities	1,896.8	3,241.7	3,241.7
Short-term investments[1]	1,272.6	1,272.6	1,272.6
Total investments	$16,584.7	$18,054.7	$18,054.7

1 Includes $6.3 million in treasury bills issued by the Australian government.
Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2013.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2013	2012	2011
Revenues
Dividends from subsidiaries	$1,119.7	$782.3	$875.3
Undistributed income (loss) from subsidiaries	117.5	193.1	225.7
Equity in net income of subsidiaries*	1,237.2	975.4	1,101.0
Intercompany investment income*	2.8	6.1	5.6
Gains (losses) on extinguishment of debt	(4.3)	(1.8)	(.1)
Other income[1]	2.6	0	0
Total revenues	1,238.3	979.7	1,106.5
Expenses
Interest expense	121.2	126.3	138.0
Deferred compensation[2]	9.5	5.5	.4
Other operating costs and expenses	4.0	3.7	4.7
Total expenses	134.7	135.5	143.1
Income before income taxes	1,103.6	844.2	963.4
Provision (benefit) for income taxes	(61.8)	(58.1)	(52.1)
Net income	$1,165.4	$902.3	$1,015.5
Other comprehensive income (loss)	80.7	178.5	(91.2)
Comprehensive income	$1,246.1	$1,080.8	$924.3

* Eliminated in consolidation.
1 Represents gain on net death benefit received on life insurance policies.
2 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2013	2012
Assets
Investment in affiliate	$5.0	$1.0
Investment in subsidiaries*	6,923.5	6,648.6
Receivable from investment subsidiary*	1,648.4	1,322.9
Intercompany receivable*	307.6	296.2
Net deferred income taxes	69.1	48.3
Other assets	141.8	82.0
Total Assets	$9,095.4	$8,399.0
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$154.8	$156.9
Dividend payable	890.2	172.0
Debt	1,860.9	2,063.1
Total liabilities	2,905.9	2,392.0
Common shares, $1.00 par value (authorized 900.0; issued 797.6 and 797.7, including treasury shares of 201.8 and 193.1)	595.8	604.6
Paid-in capital	1,142.0	1,077.0
Retained earnings	3,500.0	3,454.4
Total accumulated other comprehensive income	951.7	871.0
Total shareholders’ equity	6,189.5	6,007.0
Total Liabilities and Shareholders’ Equity	$9,095.4	$8,399.0

*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$1,165.4	$902.3	$1,015.5
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(117.5)	(193.1)	(225.7)
Amortization of equity-based compensation	2.1	2.0	2.1
(Gains) losses on extinguishment of debt	4.3	1.8	.1
Changes in:
Intercompany receivable	(11.4)	(58.6)	(58.5)
Accounts payable, accrued expenses, and other liabilities	19.4	.3	4.5
Income taxes	(55.8)	21.7	(3.4)
Other, net	(16.3)	(9.9)	4.2
Net cash provided by operating activities	990.2	666.5	738.8
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(13.9)	(36.1)	(11.8)
Investment in affiliate	(4.0)	0	0
(Paid to) received from investment subsidiary	(325.5)	773.7	23.6
Net cash provided by (used in) investing activities	(343.4)	737.6	11.8
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	0.5		22.4
Tax benefit from exercise/vesting of equity-based compensation	10.3	5.8	6.4
Net proceeds from debt issuance	0	0	497.0
Payment of debt	(150.0)	(350.0)	0
Reacquisition of debt	(58.1)	(32.5)	(15.0)
Dividends paid to shareholders	(175.6)	(853.7)	(263.6)
Acquisition of treasury shares	(273.4)	(174.2)	(997.8)
Net cash used in financing activities	(646.8)	(1,404.1)	(750.6)
Change in cash	0	0	0
Cash, beginning of year	0	0	0
Cash, end of year	$0	$0	$0
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements of The Progressive Corporation (parent company) should be read in conjunction with the consolidated financial statements and notes thereto in The Annual Report to Shareholders of the Progressive Corporation and its subsidiaries’, which is included as Exhibit 13 to this Form 10-K.
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2013 and 2012, $1.8 billion and $1.4 billion, respectively, of marketable securities were available in this company. Non-cash activity includes declared but unpaid dividends. For the years ended December 31, we paid the following:

(millions)	2013	2012	2011
Income taxes	$497.0	$389.1	$435.0
Interest	122.3	135.0	129.5
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
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended December 31, 2013:
Personal Lines					$15,341.6		$11,194.6	$1,257.5	$2,149.2	$15,569.2
Commercial Lines					1,761.6		1,267.3	194.3	201.2	1,770.5
Other indemnity					.2		10.5	0.5		0
Total	$447.6	$8,479.7	$5,174.5	$0	$17,103.4	$403.2	$12,472.4	$1,451.8	$2,350.9	$17,339.7
Year ended December 31, 2012:
Personal Lines					$14,368.1		$10,745.3	$1,250.4	$2,010.5	$14,636.8
Commercial Lines					1,649.0		1,196.6	186.2	195.2	1,735.9
Other indemnity					.9		6.1	0.6		0
Total	$434.5	$7,838.4	$4,930.7	$0	$16,018.0	$427.6	$11,948.0	$1,436.6	$2,206.3	$16,372.7
Year ended December 31, 2011:
Personal Lines					$13,431.1		$9,615.2	$1,231.9	$1,915.6	$13,612.2
Commercial Lines					1,467.1		1,010.7	166.6	171.9	1,534.3
Other indemnity					4.6		8.9	.7	.5	.1
Total	$433.6	$7,245.8	$4,579.4	$0	$14,902.8	$466.5	$10,634.8	$1,399.2	$2,088.0	$15,146.6

1 Progressive does not allocate assets, liabilities, or investment income to operating segments.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2013
Premiums earned:
Property and liability insurance	$17,317.9	$214.5	$0	$17,103.4	0
December 31, 2012
Premiums earned:
Property and liability insurance	$16,207.6	$189.6	$0	$16,018.0	0
December 31, 2011
Premiums earned:
Property and liability insurance	$15,107.5	$204.7	$0	$14,902.8	0

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment Expenses Incurred Related to
Year Ended	Current Year	Prior Years	Paid Losses and Loss Adjustment Expenses
December 31, 2013	$12,427.3	$45.1	$12,014.9
December 31, 2012	$11,926.0	$22.0	$11,431.8
December 31, 2011	$10,876.8	$(242.0)	$10,541.6
Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2014 appearing in the 2013 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 26, 2014

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
of The Progressive Corporation of our report dated February 26, 2014 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2013 Annual Report to Shareholders, which is incorporated by reference in The Progressive Corporation's Annual Report on Form 10-K for the year ended December 31, 2013.  We also consent to the incorporation by reference of our report dated February 26, 2014 relating to the financial statement schedules, which appears in such Annual Report on Form 10-K.
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 26, 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 26, 2014	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Chairman of the Board, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn M. Renwick	Director, Chairman of the Board, President, and Chief Executive Officer	February 26, 2014

Glenn M. Renwick

/s/ Brian C. Domeck	Vice President and Chief Financial Officer	February 26, 2014

Brian C. Domeck

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 26, 2014

Jeffrey W. Basch

*	Lead Independent Director	February 26, 2014
Stephen R. Hardis

*	Director	February 26, 2014
Stuart B. Burgdoerfer

*	Director	February 26, 2014
Charles A. Davis

*	Director	February 26, 2014
Roger N. Farah

*	Director	February 26, 2014
Lawton W. Fitt

*	Director	February 26, 2014
Jeffrey D. Kelly

*	Director	February 26, 2014
Heidi G. Miller, Ph.D.

*	Director	February 26, 2014
Patrick H. Nettles, Ph.D.

*	Director	February 26, 2014
Bradley T. Sheares, Ph.D.

* Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	February 26, 2014
Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Filed herewith
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended January 31, 2014)	Filed herewith
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.5 below), as amended and supplemented	Current Report on Form 8-K (filed on August 22, 2011; Exhibit 4.2 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 4.5 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.4 therein)
4	4.4
Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.11 below), as amended and supplemented
			Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.5 therein)
4	4.5
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.6	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.7	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.8	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.9
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.10	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Quarterly Report on Form 10-Q (filed on November 7, 2011; Exhibit 4.1 therein)
4	4.11
Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)
			Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.12 therein)
4	4.12	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.13 therein)
4	4.13
Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee
			Current Report on Form 8-K (filed on September 7, 2011; Exhibit 4 therein)
4	4.14	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.15 therein)
4	4.15	Termination of Replacement Capital Covenant, dated June 23, 2010	Current Report on Form 8-K (filed on June 24, 2010; Exhibit 4 therein)
4	4.16	Confirmation Letter-Discretionary Line of Credit dated March 25, 2013 from PNC Bank, National Association to The Progressive Corporation	Current Report on Form 8-K (filed on March 27, 2013; Exhibit 4.1 therein)
4	4.17	Discretionary Line of Credit Note dated March 25, 2013 from The Progressive Corporation to PNC Bank, National Association	Current Report on Form 8-K (filed on March 27, 2013; Exhibit 4.2 therein)
10(ii)	10.1	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.1 therein)
10(ii)	10.2	First Amendment to Sublease Agreement for Aircraft Hangar dated June 6, 2011 between Progressive Casualty Insurance Company and Acme Operating Corporation	Quarterly Report on Form 10-Q (filed on August 9, 2011; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(ii)	10.3	Assignment and Assumption of Lease Agreement dated July 7, 2010, between Acme Operating Company and Acme Acquisition Company	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.2 therein)
10(iii)	10.4	The Progressive Corporation 2011 Gainsharing Plan	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.8 therein)
10(iii)	10.5	The Progressive Corporation 2012 Gainsharing Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.7 therein)
10(iii)	10.6	The Progressive Corporation 2013 Gainsharing Plan	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.6 therein)
10(iii)	10.7	The Progressive Corporation 2014 Gainsharing Plan	Filed herewith
10(iii)	10.8	The Progressive Corporation 2007 Executive Bonus Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.8 therein)
10(iii)	10.9	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.10	First Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.10 therein)
10(iii)	10.11	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 4, 2010; Exhibit 10.1 therein)
10(iii)	10.12	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.2 therein)
10(iii)	10.13	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.4 therein)
10(iii)	10.14	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 though 2010)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.13 therein)
10(iii)	10.15	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.16 therein)
10(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.15 therein)
10(iii)	10.17	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2009 through February 2010)	Quarterly Report on Form 10-Q (filed on May 11, 2009; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.18	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.1 therein)
10(iii)	10.19	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.2 therein)
10(iii)	10.20	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)
10(iii)	10.21	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)
10(iii)	10.22	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)
10(iii)	10.23	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)
10(iii)	10.24	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.1 therein)
10(iii)	10.25	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.5 therein)
10(iii)	10.26	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on December 11, 2012; Exhibit 10.1 therein)
10(iii)	10.27	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.1 therein)
10(iii)	10.28	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.1 therein)
10(iii)	10.29	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.2 therein)
10(iii)	10.30	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2012)	Current Report on Form 8-K (filed on March 22, 2012; Exhibit 10.1 therein)
10(iii)	10.31	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.32	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.3 therein)
10(iii)	10.33	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.34	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.21 therein)
10(iii)	10.35	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.2 therein)
10(iii)	10.36	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.3 therein)
10(iii)	10.37	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.22 therein)
10(iii)	10.38	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.39	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.40	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.41	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.42	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.43	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.44	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.45	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.46	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.47	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.12 therein)
10(iii)	10.48	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.13 therein)
10(iii)	10.49	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.14 therein)
10(iii)	10.50	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.15 therein)
10(iii)	10.51	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.16 therein)
10(iii)	10.52	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.17 therein)
10(iii)	10.53	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.18 therein)
10(iii)	10.54	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.19 therein)
10(iii)	10.55	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.20 therein)
10(iii)	10.56	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.21 therein)
10(iii)	10.57	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.22 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.58	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.59	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.60	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.61	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.62	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.63	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.64	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.65	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.66	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith
10(iii)	10.67	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.62 therein)
10(iii)	10.68	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.63 therein)
10(iii)	10.69	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Filed herewith
10(iii)	10.70	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 1, 2010; Exhibit 10.53 therein)
10(iii)	10.71	Director Compensation Schedule for 2011 and 2012	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.64 therein)
10(iii)	10.72	Director Compensation Schedule for 2013	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.73	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.65 therein)
10(iii)	10.74	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.68 therein)
10(iii)	10.75	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.1 therein)
10(iii)	10.76	Third Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.2 therein)
10(iii)	10.77	Fourth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 6, 2013; Exhibit 10.2 therein)
10(iii)	10.78	Fifth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 6, 2013; Exhibit 10.3 therein)
10(iii)	10.79	2011 Non-plan Cash Bonus Paid to William M. Cody, Chief Investment Officer	Current Report on Form 8-K (filed on March 6, 2012; description under “Item 5.02” therein)
10(iii)	10.80	2012 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed on March 6, 2012; Exhibit 10.1 therein)
10(iii)	10.81	2013 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.73 therein)
10(iii)	10.82	2014 Progressive Capital Management Bonus Plan	Filed herewith
11	11	Computation of Earnings Per Share	Filed herewith
13	13	The Progressive Corporation 2013 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 43 of this Annual Report on Form 10-K
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith
99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith