Form 10-Q
period 2014-03-31
PROGRESSIVE CORP/OH/
filed 2014-05-12
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Common Shares, $1.00 par value: 592,006,103 outstanding at April 30, 2014

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three months ended March 31,	2014	2013	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,402.3	$4,179.3	5
Investment income	103.3	100.5	3
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	0	(.2)	(100)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	0	NM
Net impairment losses recognized in earnings	0	(.2)	(100)
Net realized gains (losses) on securities	119.4	80.8	48
Total net realized gains (losses) on securities	119.4	80.6	48
Fees and other revenues	72.8	68.4	6
Service revenues	9.8	8.4	17
Total revenues	4,707.6	4,437.2	6
Expenses
Losses and loss adjustment expenses	3,205.9	2,985.5	7
Policy acquisition costs	369.0	358.9	3
Other underwriting expenses	610.4	585.6	4
Investment expenses	4.1	4.9	(16)
Service expenses	9.7	8.6	13
Interest expense	26.7	30.6	(13)
Total expenses	4,225.8	3,974.1	6
Net Income
Income before income taxes	481.8	463.1	4
Provision for income taxes	160.5	154.5	4
Net income	$321.3	$308.6	4
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	$0	$.2	(100)
Other net unrealized gains (losses) on securities	(.1)	99.0	(100)
Total net unrealized gains (losses) on securities	(.1)	99.2	(100)
Net unrealized gains on forecasted transactions	(.3)	(.3)	0
Foreign currency translation adjustment	0	(.2)	(100)
Other comprehensive income (loss)	(.4)	98.7	(100)
Comprehensive income	$320.9	$407.3	(21)
Computation of Net Income Per Share
Average shares outstanding - Basic	593.9	600.6	(1)
Net effect of dilutive stock-based compensation	3.8	3.8	0
Total equivalent shares - Diluted	597.7	604.4	(1)
Basic: Net income per share	$.54	$.51	5
Diluted: Net income per share	$.54	$.51	5
Dividends declared per share[1]	$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31, 2013
(millions)	2014	2013
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $12,335.8, $11,686.0, and $13,415.3)	$12,506.2	$12,046.3	$13,540.4
Equity securities:
Nonredeemable preferred stocks (cost: $460.7, $412.5, and $445.7)	737.9	820.6	711.2
Common equities (cost: $1,252.7, $1,388.5, and $1,451.1)	2,278.7	2,111.1	2,530.5
Short-term investments (amortized cost: $1,872.9, $2,321.7, and $1,272.6)	1,872.9	2,321.7	1,272.6
Total investments	17,395.7	17,299.7	18,054.7
Cash	96.7	110.2	75.1
Accrued investment income	82.3	87.3	89.8
Premiums receivable, net of allowance for doubtful accounts of $131.9, $128.1, and $142.4	3,515.9	3,372.3	3,310.7
Reinsurance recoverables, including $34.5, $32.4, and $44.3 on paid losses and loss adjustment expenses	1,111.5	947.5	1,090.2
Prepaid reinsurance premiums	81.8	72.8	74.9
Deferred acquisition costs	466.9	452.3	447.6
Property and equipment, net of accumulated depreciation of $687.1, $642.3, and $680.4	950.0	935.9	960.9
Net deferred income taxes	0	49.0	0
Other assets	614.6	216.5	304.3
Total assets	$24,315.4	$23,543.5	$24,408.2
Liabilities and Shareholders’ Equity
Unearned premiums	$5,460.1	$5,207.3	$5,174.5
Loss and loss adjustment expense reserves	8,592.6	7,948.4	8,479.7
Net deferred income taxes	51.1	0	28.4
Dividends payable	0	0	890.2
Accounts payable, accrued expenses, and other liabilities	1,911.7	1,934.5	1,785.0
Debt[1]	1,861.3	2,063.5	1,860.9
Total liabilities	17,876.8	17,153.7	18,218.7
Common Shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 204.5, 194.4, and 201.8)	593.1	603.2	595.8
Paid-in capital	1,159.0	1,096.9	1,142.0
Retained earnings	3,735.2	3,720.0	3,500.0
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	0	(.1)	0
Other net unrealized gains (losses) on securities	946.9	962.0	947.0
Total net unrealized gains (losses) on securities	946.9	961.9	947.0
Net unrealized gains on forecasted transactions	3.8	5.8	4.1
Foreign currency translation adjustment	.6	2.0	.6
Total accumulated other comprehensive income	951.3	969.7	951.7
Total shareholders’ equity	6,438.6	6,389.8	6,189.5
Total liabilities and shareholders’ equity	$24,315.4	$23,543.5	$24,408.2

1Consists of both short- and long-term debt. See Note 4 - Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three months ended March 31,	2014	2013
(millions)
Cash Flows From Operating Activities
Net income	$321.3	$308.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22.8	23.7
Amortization of fixed-income securities	19.0	40.0
Amortization of equity-based compensation	15.2	17.8
Net realized (gains) losses on securities	(119.4)	(80.6)
Net (gains) losses on disposition of property and equipment	2.1	1.0
Changes in:
Premiums receivable	(205.2)	(188.6)
Reinsurance recoverables	(21.3)	(46.5)
Prepaid reinsurance premiums	(6.9)	(6.5)
Deferred acquisition costs	(19.3)	(17.8)
Income taxes	149.6	129.8
Unearned premiums	285.6	276.7
Loss and loss adjustment expense reserves	112.9	110.0
Accounts payable, accrued expenses, and other liabilities	77.0	135.1
Other, net	27.2	19.4
Net cash provided by operating activities	660.6	722.1
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(1,731.6)	(1,950.8)
Equity securities	(86.6)	(74.1)
Sales:
Fixed maturities	2,107.1	1,257.3
Equity securities	362.5	72.5
Maturities, paydowns, calls, and other:
Fixed maturities	697.0	368.6
Equity securities	14.3	16.0
Net sales (purchases) of short-term investments	(600.4)	(331.6)
Net unsettled security transactions	(411.3)	98.4
Purchases of property and equipment	(16.2)	(27.7)
Sales of property and equipment	2.2	.8
Net cash provided by (used in) investing activities	337.0	(570.6)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	10.7	6.6
Dividends paid to shareholders[1]	(892.6)	(175.6)
Acquisition of treasury shares	(94.7)	(51.3)
Net cash used in financing activities	(976.6)	(220.3)
Effect of exchange rate changes on cash	.6	(.1)
Increase (decrease) in cash	21.6	(68.9)
Cash, January 1	75.1	179.1
Cash, March 31	$96.7	$110.2

1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. All of the subsidiaries and affiliates are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
During the first quarter 2014, a decision was made to sell property originally purchased for a future Service Center site. At March 31, 2014, included in other assets in the consolidated balance sheets is $8.7 million of "held for sale" property, which represents the fair value of the property less the estimated costs to sell.
Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2014
Fixed maturities:
U.S. government obligations	$3,197.8	$39.0	$(6.8)	$0	$3,230.0	18.5%
State and local government obligations	2,131.0	33.1	(9.2)	0	2,154.9	12.4
Foreign government obligations	17.9	0	0	0	17.9	.1
Corporate debt securities	2,461.6	45.4	(7.2)	1.8	2,501.6	14.4
Residential mortgage-backed securities	1,286.7	32.6	(11.9)	0	1,307.4	7.5
Commercial mortgage-backed securities	2,037.7	41.5	(17.6)	0	2,061.6	11.9
Other asset-backed securities	936.2	6.6	(.6)	.3	942.5	5.4
Redeemable preferred stocks	266.9	29.6	(6.2)	0	290.3	1.7
Total fixed maturities	12,335.8	227.8	(59.5)	2.1	12,506.2	71.9
Equity securities:
Nonredeemable preferred stocks	460.7	263.7	(1.2)	14.7	737.9	4.2
Common equities	1,252.7	1,028.8	(2.8)	0	2,278.7	13.1
Short-term investments:
Other short-term investments	1,872.9	0	0	0	1,872.9	10.8
Total portfolio[2,3]	$15,922.1	$1,520.3	$(63.5)	$16.8	$17,395.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2013
Fixed maturities:
U.S. government obligations	$3,015.6	$83.6	$0	$0	$3,099.2	17.9%
State and local government obligations	1,771.6	42.8	(.5)	0	1,813.9	10.5
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	2,910.8	100.3	(.9)	4.1	3,014.3	17.4
Residential mortgage-backed securities	595.7	33.1	(7.5)	0	621.3	3.6
Commercial mortgage-backed securities	2,107.2	76.2	(3.2)	0	2,180.2	12.6
Other asset-backed securities	929.2	11.0	0.6		940.8	5.4
Redeemable preferred stocks	355.9	32.5	(11.8)	0	376.6	2.2
Total fixed maturities	11,686.0	379.5	(23.9)	4.7	12,046.3	69.6
Equity securities:
Nonredeemable preferred stocks	412.5	401.7	0	6.4	820.6	4.8
Common equities	1,388.5	729.6	(7.0)	0	2,111.1	12.2
Short-term investments:
Other short-term investments	2,321.7	0	0	0	2,321.7	13.4
Total portfolio[2,3]	$15,808.7	$1,510.8	$(30.9)	$11.1	$17,299.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2013
Fixed maturities:
U.S. government obligations	$3,630.4	$48.4	$(16.6)	$0	$3,662.2	20.3%
State and local government obligations	2,247.3	27.1	(18.4)	0	2,256.0	12.5
Foreign government obligations	15.6	0	0	0	15.6	.1
Corporate debt securities	2,885.0	60.4	(20.4)	1.6	2,926.6	16.2
Residential mortgage-backed securities	1,110.1	31.9	(14.1)	0	1,127.9	6.2
Commercial mortgage-backed securities	2,154.4	43.9	(37.8)	0	2,160.5	12.0
Other asset-backed securities	1,073.0	6.6	(2.1)	.2	1,077.7	6.0
Redeemable preferred stocks	299.5	24.1	(9.7)	0	313.9	1.7
Total fixed maturities	13,415.3	242.4	(119.1)	1.8	13,540.4	75.0
Equity securities:
Nonredeemable preferred stocks	445.7	258.7	(4.5)	11.3	711.2	3.9
Common equities	1,451.1	1,081.8	(2.4)	0	2,530.5	14.0
Short-term investments:
Other short-term investments	1,272.6	0	0	0	1,272.6	7.1
Total portfolio[2,3]	$16,584.7	$1,582.9	$(126.0)	$13.1	$18,054.7	100.0%

1Represents net holding period gains (losses) on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2014, $350.0 million was included in "other assets" and at March 31, 2013 and December 31, 2013, $7.5 million and $61.3 million, respectively, were included in "other liabilities."
3The total fair value of the portfolio at March 31, 2014 and 2013, and December 31, 2013 included $0.8 billion, $1.2 billion, and $1.8 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments include commercial paper, reverse repurchase transactions, and other investments that are expected to mature within one year. We had $140.0 million, $620.4 million, and $200.0 million of open reverse repurchase commitments at March 31, 2014 and 2013, and December 31, 2013, respectively. At these dates, we had no repurchase transactions where we lent collateral. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we report these transactions on a gross basis on our balance sheets.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31, 2013
(millions)	2014	2013
Fixed maturities:
Corporate debt securities	$145.7	$175.7	$164.2
Other asset-backed securities	13.9	16.6	14.8
Total fixed maturities	159.6	192.3	179.0
Equity securities:
Nonredeemable preferred stocks	63.8	55.4	60.3
Total hybrid securities	$223.4	$247.7	$239.3
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a substantial premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, could result in an acceleration of the remaining premium paid on these securities, which would result in a loss of $10.0 million as of March 31, 2014, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
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
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2014, was:

(millions)	Cost	Fair Value
Less than one year	$1,838.3	$1,874.4
One to five years	7,538.0	7,658.9
Five to ten years	2,849.0	2,855.8
Ten years or greater	58.6	65.2
Total[1]	$12,283.9	$12,454.3

1Excludes $51.9 million related to our open interest rate swap positions.
Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of March 31, 2014, we had $60.7 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $2.8 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 87% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. The remaining 13% of our common stocks are part of a managed equity strategy selected and administered by external investment advisors. If our review of loss position securities indicates there is a fundamental, or market, impairment on these securities that is determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2014
Fixed maturities:
U.S. government obligations	18	$930.4	$(6.8)	5	$163.1	$(.3)	13	$767.3	$(6.5)
State and local government obligations	106	603.0	(9.2)	28	76.8	(.6)	78	526.2	(8.6)
Corporate debt securities	31	594.3	(7.2)	7	101.6	(.4)	24	492.7	(6.8)
Residential mortgage-backed securities	66	812.6	(11.9)	24	359.7	(1.9)	42	452.9	(10.0)
Commercial mortgage-backed securities	59	783.7	(17.6)	19	116.7	(.2)	40	667.0	(17.4)
Other asset-backed securities	8	112.7	(.6)	4	36.8	(.1)	4	75.9	(.5)
Redeemable preferred stocks	3	93.5	(6.2)	0	0	0	3	93.5	(6.2)
Total fixed maturities	291	3,930.2	(59.5)	87	854.7	(3.5)	204	3,075.5	(56.0)
Equity securities:
Nonredeemable preferred stocks	3	84.3	(1.2)	0	0	0	3	84.3	(1.2)
Common equities	9	34.0	(2.8)	7	23.1	(1.6)	2	10.9	(1.2)
Total equity securities	12	118.3	(4.0)	7	23.1	(1.6)	5	95.2	(2.4)
Total portfolio	303	$4,048.5	$(63.5)	94	$877.8	$(5.1)	209	$3,170.7	$(58.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2013
Fixed maturities:
U.S. government obligations	1	$40.0	$0	1	$40.0	$0	0	$0	$0
State and local government obligations	29	117.4	(.5)	20	78.7	(.4)	9	38.7	(.1)
Corporate debt securities	15	267.5	(.9)	15	267.5	(.9)	0	0	0
Residential mortgage-backed securities	26	180.5	(7.5)	10	106.7	(2.5)	16	73.8	(5.0)
Commercial mortgage-backed securities	21	348.2	(3.2)	17	343.2	(3.1)	4	5.0	(.1)
Other asset-backed securities	4	49.7	0	4	49.7	0	0	0	0
Redeemable preferred stocks	4	120.6	(11.8)	1	25.0	0	3	95.6	(11.8)
Total fixed maturities	100	1,123.9	(23.9)	68	910.8	(6.9)	32	213.1	(17.0)
Equity securities:
Nonredeemable preferred stocks	0	0	0	0	0	0	0	0	0
Common equities	51	55.1	(7.0)	38	44.3	(5.7)	13	10.8	(1.3)
Total equity securities	51	55.1	(7.0)	38	44.3	(5.7)	13	10.8	(1.3)
Total portfolio	151	$1,179.0	$(30.9)	106	$955.1	$(12.6)	45	$223.9	$(18.3)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2013
Fixed maturities:
U.S. government obligations	29	$1,444.3	$(16.6)	28	$1,434.6	$(16.3)	1	$9.7	$(.3)
State and local government obligations	141	844.2	(18.4)	119	759.3	(17.1)	22	84.9	(1.3)
Corporate debt securities	51	997.6	(20.4)	45	831.1	(17.8)	6	166.5	(2.6)
Residential mortgage-backed securities	66	763.5	(14.1)	45	597.6	(7.9)	21	165.9	(6.2)
Commercial mortgage-backed securities	76	1,061.9	(37.8)	60	809.2	(19.7)	16	252.7	(18.1)
Other asset-backed securities	25	287.2	(2.1)	22	233.3	(1.8)	3	53.9	(.3)
Redeemable preferred stocks	4	122.7	(9.7)	0	0	0	4	122.7	(9.7)
Total fixed maturities	392	5,521.4	(119.1)	319	4,665.1	(80.6)	73	856.3	(38.5)
Equity securities:
Nonredeemable preferred stocks	7	142.3	(4.5)	7	142.3	(4.5)	0	0	0
Common equities	24	59.7	(2.4)	20	58.5	(2.4)	4	1.2	0
Total equity securities	31	202.0	(6.9)	27	200.8	(6.9)	4	1.2	0
Total portfolio	423	$5,723.4	$(126.0)	346	$4,865.9	$(87.5)	77	$857.5	$(38.5)

During 2013, the number of our fixed-maturity securities with unrealized losses increased reflecting the decline in prices associated with the general rise in interest rates since March 31, 2013. During the first quarter 2014, the decline in benchmark interest rates for maturities longer than five years and for many non-treasury securities of all maturities reduced the number of fixed-maturity securities we held in our portfolio with unrealized losses at March 31, 2014 since year end. The decline in the number of common equity securities in an unrealized loss position during the last nine months of 2013 and the first quarter 2014, reflects increases in the equity market values, sales of securities, and write-downs in 2013 of a number of securities as a result of our other-than-temporary impairment review process. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities during the first quarter 2014. Unrealized losses on our nonredeemable preferred stocks related to three issuers with unrealized losses, averaging approximately 1% of our total cost of those securities. A review of these securities concluded that the unrealized losses are market-related adjustments to the values, which were determined not to be other-than-temporary, and we continue to expect to recover our initial investments on these securities. All of the fixed-maturity securities in an unrealized loss position at March 31, 2014 in the table above are current with respect to required principal and interest payments.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	March 31,		December 31, 2013
(millions)	2014	2013
Fixed maturities:
Residential mortgage-backed securities	$(44.1)	$(44.2)	$(44.1)
Commercial mortgage-backed securities	(.9)	(.9)	(.9)
Total fixed maturities	$(45.0)	$(45.1)	$(45.0)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2014 and 2013, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2013	$19.2	$.4	$19.6
Change in recoveries of future cash flows expected to be collected[1]	(.1)	0	(.1)
Balance at March 31, 2014	$19.1	$.4	$19.5

	Three Months Ended March 31, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2012	$27.1	$.6	$27.7
Change in recoveries of future cash flows expected to be collected[1]	.6	(.1)	.5
Balance at March 31, 2013	$27.7	$.5	$28.2

1Reflects expected recovery of prior period impairments that will be accreted into income over the remaining life of the security, net of any current quarter decreases in expected cash flows on previously recorded reductions.

Although it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure and report the amount of credit losses on the securities that were determined to be other-than-temporarily impaired. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

(millions)	2014	2013
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$6.5	$1.5
State and local government obligations	4.4	6.8
Corporate and other debt securities	23.1	24.1
Residential mortgage-backed securities	1.0	.4
Commercial mortgage-backed securities	6.1	4.0
Total fixed maturities	41.1	36.8
Equity securities:
Nonredeemable preferred stocks	25.9	38.5
Common equities	83.0	2.7
Subtotal gross realized gains on security sales	150.0	78.0
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(4.7)	(.3)
State and local government obligations	(.1)	0
Corporate and other debt securities	(2.2)	(.4)
Commercial mortgage-backed securities	(2.7)	0
Redeemable preferred stocks	(3.2)	(.1)
Total fixed maturities	(12.9)	(.8)
Equity securities:
Common equities	(3.4)	0
Subtotal gross realized losses on security sales	(16.3)	(.8)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	1.8	1.2
State and local government obligations	4.3	6.8
Corporate and other debt securities	20.9	23.7
Residential mortgage-backed securities	1.0	.4
Commercial mortgage-backed securities	3.4	4.0
Redeemable preferred stocks	(3.2)	(.1)
Total fixed maturities	28.2	36.0
Equity securities:
Nonredeemable preferred stocks	25.9	38.5
Common equities	79.6	2.7
Subtotal net realized gains (losses) on security sales	133.7	77.2
Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	0	(.1)
Total fixed maturities	0	(.1)
Equity securities:
Common equities	0	(.1)
Subtotal other-than-temporary impairment losses	0	(.2)
Other gains (losses)
Hybrid securities	3.8	2.3
Derivative instruments	(19.3)	1.3
Litigation settlements	1.2	0
Subtotal other gains (losses)	(14.3)	3.6
Total net realized gains (losses) on securities	$119.4	$80.6
Gross realized gains and losses were predominately the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates, sales from our equity-indexed portfolio during the first quarter 2014, and tax management strategies. In addition, gains and losses reflect recoveries from litigation settlements and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired in our fixed-maturity and/or equity portfolios.

Net Investment Income  The components of net investment income for the three months ended March 31, were:

(millions)	2014	2013
Fixed maturities:
U.S. government obligations	$13.0	$11.8
State and local government obligations	12.8	11.4
Foreign government obligations	.1	0
Corporate debt securities	22.0	25.6
Residential mortgage-backed securities	9.9	4.5
Commercial mortgage-backed securities	16.7	18.7
Other asset-backed securities	4.2	3.5
Redeemable preferred stocks	4.1	5.4
Total fixed maturities	82.8	80.9
Equity securities:
Nonredeemable preferred stocks	9.9	9.2
Common equities	10.4	9.7
Short-term investments:
Other short-term investments	.2	.7
Investment income	103.3	100.5
Investment expenses	(4.1)	(4.9)
Net investment income	$99.2	$95.6

Trading Securities At March 31, 2014 and 2013, and December 31, 2013, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2014 and 2013.
Derivative Instruments For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as a net derivative asset and a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received. On the other hand, a net derivative liability would include any inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to their immaterial effect on our financial condition, cash flows, and results of operations.

The following table shows the status of our derivative instruments at March 31, 2014 and 2013, and December 31, 2013, and for the three months ended March 31, 2014 and 2013; amounts are on a pretax basis:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	Notional Value[1]								Three months ended
	March 31,		Dec. 31,			March 31,		Dec. 31,	March 31,
Derivatives designated as:	2014	2013	2013	Purpose	Classification	2014	2013	2013	2014	2013
Hedging instruments
Closed:
Ineffective cash flow hedge	$0	$0	$54	Manage interest rate risk	NA	$0	$0	$0	$0	$0
Non-hedging instruments
Assets:
Interest rate swaps	750	0	750	Manage portfolio duration	Investments— fixed maturities	51.9	0	68.1	(19.3)	0
Liabilities:
Interest rate swaps	0	1,263	0	Manage portfolio duration	Other liabilities	0	(87.8)	0	0	1.3
Closed:
Interest rate swaps	0	0	1,263	Manage portfolio duration	NA	0	0	0	0	0
Total	NA	NA	NA			$51.9	$(87.8)	$68.1	$(19.3)	$1.3

1The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the period for closed positions.
2To the extent we hold both derivative assets and liabilities with the same counterparty that are subject to an enforceable master netting arrangement, we report them on a gross basis on our balance sheets, consistent with our historical presentation.
NA= Not Applicable

CASH FLOW HEDGES
We did not repurchase any debt during the quarters ended March 31, 2014 and 2013. During the year ended December 31, 2013, we repurchased, in the open market, $54.1 million, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased during 2013, we reclassified $0.8 million, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.
INTEREST RATE SWAPS
During the periods ended March 31, 2014 and 2013, and December 31, 2013, we invested in interest rate swap positions primarily to manage the fixed-income portfolio duration. At both March 31, 2014 and December 31, 2013, we held three 10-year interest rate swap positions (opened in the second quarter of 2013) with a total notional value of $750 million. In each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As of March 31, 2014 and December 31, 2013, we recognized inception-to-date fair value gains of $51.9 million and $68.1 million, respectively, on the balance sheet, reflecting rising interest rates since the positions were opened. The decrease in the fair value gain during the first quarter 2014 reflected a decline in the benchmark interest rates.
At March 31, 2013, we held three interest rate swap positions with a total notional value of $1,263 million. These positions included one 9-year interest rate swap position (opened in 2009) and two 5-year interest rate swap positions (opened in 2011); in each case, we were paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. We recognized a fair value loss of $87.8 million on these positions as of March 31, 2013, which resulted from an overall decline in interest rates from the inception of the trades.
As of March 31, 2014 and December 31, 2013, the balance of the cash collateral that we had received from the applicable counterparties on the open positions was $43.3 million and $62.7 million, respectively. As of March 31, 2013, the balance of the cash collateral that we had delivered to the applicable counterparty on the then open positions was $93.5 million.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2014
Fixed maturities:
U.S. government obligations	$3,230.0	$0	$0	$3,230.0	$3,197.8
State and local government obligations	0	2,154.9	0	2,154.9	2,131.0
Foreign government obligations	17.9	0	0	17.9	17.9
Corporate debt securities	0	2,501.6	0	2,501.6	2,461.6
Subtotal	3,247.9	4,656.5	0	7,904.4	7,808.3
Asset-backed securities:
Residential mortgage-backed	0	1,307.4	0	1,307.4	1,286.7
Commercial mortgage-backed	0	2,033.0	28.6	2,061.6	2,037.7
Other asset-backed	0	942.5	0	942.5	936.2
Subtotal asset-backed securities	0	4,282.9	28.6	4,311.5	4,260.6
Redeemable preferred stocks:
Financials	0	107.4	0	107.4	84.2
Utilities	0	65.2	0	65.2	64.9
Industrials	0	117.7	0	117.7	117.8
Subtotal redeemable preferred stocks	0	290.3	0	290.3	266.9
Total fixed maturities	3,247.9	9,229.7	28.6	12,506.2	12,335.8
Equity securities:
Nonredeemable preferred stocks:
Financials	284.0	411.8	42.1	737.9	460.7
Utilities	0	0	0	0	0
Subtotal nonredeemable preferred stocks	284.0	411.8	42.1	737.9	460.7
Common equities:
Common stocks	2,278.3	0	0	2,278.3	1,252.3
Other risk investments	0	0.4		.4	.4
Subtotal common equities	2,278.3	0.4		2,278.7	1,252.7
Total fixed maturities and equity securities	5,810.2	9,641.5	71.1	15,522.8	14,049.2
Short-term investments:
Other short-term investments	1,611.7	261.2	0	1,872.9	1,872.9
Total portfolio	$7,421.9	$9,902.7	$71.1	$17,395.7	$15,922.1
Debt	$0	$2,152.5	$0	$2,152.5	$1,861.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2013
Fixed maturities:
U.S. government obligations	$3,099.2	$0	$0	$3,099.2	$3,015.6
State and local government obligations	0	1,813.9	0	1,813.9	1,771.6
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	3,014.3	0	3,014.3	2,910.8
Subtotal	3,099.2	4,828.2	0	7,927.4	7,698.0
Asset-backed securities:
Residential mortgage-backed	0	535.7	85.6	621.3	595.7
Commercial mortgage-backed	0	2,152.9	27.3	2,180.2	2,107.2
Other asset-backed	0	940.8	0	940.8	929.2
Subtotal asset-backed securities	0	3,629.4	112.9	3,742.3	3,632.1
Redeemable preferred stocks:
Financials	0	132.2	0	132.2	110.7
Utilities	0	67.0	0	67.0	64.9
Industrials	0	177.4	0	177.4	180.3
Subtotal redeemable preferred stocks	0	376.6	0	376.6	355.9
Total fixed maturities	3,099.2	8,834.2	112.9	12,046.3	11,686.0
Equity securities:
Nonredeemable preferred stocks:
Financials	270.3	490.3	33.8	794.4	391.8
Utilities	0	26.2	0	26.2	20.7
Subtotal nonredeemable preferred stocks	270.3	516.5	33.8	820.6	412.5
Common equities:
Common stocks	2,099.1	0	0	2,099.1	1,385.3
Other risk investments	0	0	12.0	12.0	3.2
Subtotal common equities	2,099.1	0	12.0	2,111.1	1,388.5
Total fixed maturities and equity securities	5,468.6	9,350.7	158.7	14,978.0	13,487.0
Short-term investments:
Other short-term investments	1,984.2	337.5	0	2,321.7	2,321.7
Total portfolio	$7,452.8	$9,688.2	$158.7	$17,299.7	$15,808.7
Debt	$0	$2,397.2	$0	$2,397.2	$2,063.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2013
Fixed maturities:
U.S. government obligations	$3,662.2	$0	$0	$3,662.2	$3,630.4
State and local government obligations	0	2,256.0	0	2,256.0	2,247.3
Foreign government obligations	15.6	0	0	15.6	15.6
Corporate debt securities	0	2,926.6	0	2,926.6	2,885.0
Subtotal	3,677.8	5,182.6	0	8,860.4	8,778.3
Asset-backed securities:
Residential mortgage-backed	0	1,127.7	.2	1,127.9	1,110.1
Commercial mortgage-backed	0	2,131.5	29.0	2,160.5	2,154.4
Other asset-backed	0	1,077.7	0	1,077.7	1,073.0
Subtotal asset-backed securities	0	4,336.9	29.2	4,366.1	4,337.5
Redeemable preferred stocks:
Financials	0	102.8	0	102.8	84.2
Utilities	0	65.6	0	65.6	64.9
Industrials	0	145.5	0	145.5	150.4
Subtotal redeemable preferred stocks	0	313.9	0	313.9	299.5
Total fixed maturities	3,677.8	9,833.4	29.2	13,540.4	13,415.3
Equity securities:
Nonredeemable preferred stocks:
Financials	240.8	414.6	39.0	694.4	431.5
Utilities	0	16.8	0	16.8	14.2
Subtotal nonredeemable preferred stocks	240.8	431.4	39.0	711.2	445.7
Common equities:
Common stocks	2,530.0	0	0	2,530.0	1,450.6
Other risk investments	0	0.5		.5	.5
Subtotal common equities	2,530.0	0.5		2,530.5	1,451.1
Total fixed maturities and equity securities	6,448.6	10,264.8	68.7	16,782.1	15,312.1
Short-term investments:
Other short-term investments	987.8	284.8	0	1,272.6	1,272.6
Total portfolio	$7,436.4	$10,549.6	$68.7	$18,054.7	$16,584.7
Debt	$0	$2,073.7	$0	$2,073.7	$1,860.9
Our portfolio valuations classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. During the first quarter of 2014, we had two nonredeemable preferred stocks with a value of $41.7 million that were transferred from Level 2 to Level 1 due to the availability of a consistent exchange price. We did not have any transfers between Level 1 and Level 2 during the year ended December 31, 2013. We recognize transfers between levels at the end of the reporting period.
Our short-term security holdings classified as Level 1 are highly liquid, actively marketed, and have a very short duration, primarily seven days or less to redemption. These securities are held at their original cost, adjusted for any accretion of discount, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period of less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we have the right to put the security back to the issuer at par.

At March 31, 2014, vendor-quoted prices represented 55% of our Level 1 classifications (excluding short-term investments), compared to 57% at March 31, 2013 and 56% at December 31, 2013. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At both March 31, 2014 and 2013, vendor-quoted prices comprised 96% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 4%, compared to 98% and 2% at December 31, 2013. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
This analysis provides us with additional comfort regarding the source’s process, the quality of its review, and its willingness to improve its analysis based on feedback from clients. We believe this effort helps ensure that we are reporting the most representative fair values for our securities.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2014 and 2013, and December 31, 2013, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
At both March 31, 2014 and December 31, 2013, we did not have any private common equity securities that were priced internally. At March 31, 2013, we had one private common equity security with a value of $11.2 million that was priced internally; the security was sold prior to the end of 2013. At March 31, 2014, we held one private preferred equity security, with a value of $42.1 million, that was priced internally. The same security had a value of $33.8 million at March 31, 2013 and $39.0 million at December 31, 2013. At March 31, 2014 and 2013, and December 31, 2013, we did not hold any securities in our fixed-maturity portfolio that were priced internally.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2014 and 2013:

	Level 3 Fair Value
	Three months ended March 31, 2014
(millions)	Fair Value at Dec. 31, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2014
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	$0	$0	$0	$0	$(.2)	$0	$0
Commercial mortgage-backed	29.0	(.5)	0	0	0.1		0	28.6
Total fixed maturities	29.2	(.5)	0	0	0	(.1)	0	28.6
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	39.0	0	0	0	0	3.1	0	42.1
Common equities:
Other risk investments	.5	(.1)	0	0	0	0	0.4
Total Level 3 securities	$68.7	$(.6)	$0	$0	$0	$3.0	$0	$71.1

1The $3.1 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Three months ended March 31, 2013
(millions)	Fair Value at Dec. 31, 2012	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$45.5	$(5.3)	$45.2	$0	$0	$.2	$0	$85.6
Commercial mortgage-backed	25.3	(.4)	0	0	0	2.4	0	27.3
Total fixed maturities	70.8	(5.7)	45.2	0	0	2.6	0	112.9
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	31.9	0	0	0	0	1.9	0	33.8
Common equities:
Other risk investments	12.0	0	0	0	0	0	0	12.0
Total Level 3 securities	$114.7	$(5.7)	$45.2	$0	$0	$4.5	$0	$158.7

1The $1.9 million represents net holding period gains on a hybrid security which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2014 and 2013, and December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed[1]	$0	NA	NA	NA
Commercial mortgage-backed	28.6	External vendor	Prepayment rate[2]	0
Total fixed maturities	28.6
Equity securities:
Nonredeemable preferred stocks:
Financials	42.1	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	0
Subtotal Level 3 securities	70.7
Pricing exemption securities[3]	.4
Total Level 3 securities	$71.1

1This security is approaching final maturity and is valued at zero.
2Assumes that two securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
3The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.
NA= Not Applicable

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	16
Commercial mortgage-backed	27.4	External vendor	Prepayment rate[2]	0
Total fixed maturities	27.6
Equity securities:
Nonredeemable preferred stocks:
Financials	33.8	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	11.2	Discounted consolidated equity	Discount for lack of marketability	20%
Subtotal Level 3 securities	72.6
Pricing exemption securities[3]	86.1
Total Level 3 securities	$158.7

1Assumes that one security has 16% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2Assumes that three securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
3The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2013	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	0
Commercial mortgage-backed	29.0	External vendor	Prepayment rate[2]	0
Total fixed maturities	29.2
Equity securities:
Nonredeemable preferred stocks:
Financials	39.0	Multiple of tangible net book value	Price to book ratio multiple	1.9
Common equities:
Other risk investments	0
Subtotal Level 3 securities	68.2
Pricing exemption securities[3]	.5
Total Level 3 securities	$68.7

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
Due to the relative size of the securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net and comprehensive income. During 2014 or 2013, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
Note 4 Debt — Debt consisted of:

	March 31, 2014		March 31, 2013		December 31, 2013
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
7% Notes due 2013	$0	$0	$149.9	$154.9	$0	$0
3.75% Senior Notes due 2021	497.6	524.5	497.4	544.7	497.6	509.1
6 5/8% Senior Notes due 2029	295.4	381.8	295.2	382.6	295.3	359.6
6.25% Senior Notes due 2032	394.7	501.4	394.5	507.1	394.6	473.7
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	673.6	744.8	726.5	807.9	673.4	731.3
Total	$1,861.3	$2,152.5	$2,063.5	$2,397.2	$1,860.9	$2,073.7
In October 2013, we retired the entire $150 million of our 7% Notes at maturity.
We did not repurchase any debt securities in the first quarter of 2014 or 2013. During the year ended December 31, 2013, we repurchased, in the open market, $54.1 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.3 million. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.8 million, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

In March 2014, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association ("PNC") in the maximum principal amount of $100 million. The prior line of credit, entered into in March 2013, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate and the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th date after the advance or, if earlier, on March 25, 2015, the expiration date of the Line of Credit. Prepayments are permitted without penalty. All advances under the Line of Credit are subject to PNC's discretion. We had no borrowings under the Line of Credit or the prior line of credit during the first quarter 2014 or throughout 2013.

Note 5 Income Taxes — At March 31, 2014 and 2013, and December 31, 2013, we determined that we did not need a valuation allowance on our deferred tax asset. Although realization of the deferred tax asset is not assured, management believes that it is more likely than not that the deferred tax asset will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the three months ended March 31, 2014, there have been no material changes in our uncertain tax positions.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2014	2013
Income taxes	$0	$18.0
Interest	19.3	19.3
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, and tow markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with unaffiliated insurance companies. All segment revenues are generated from external customers.
Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2014		2013
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,203.2	$178.6	$2,107.2	$174.9
Direct	1,762.2	71.0	1,641.6	127.2
Total Personal Lines[1]	3,965.4	249.6	3,748.8	302.1
Commercial Lines	436.9	40.9	430.4	15.3
Other indemnity	0	(.7)	.1	.3
Total underwriting operations	4,402.3	289.8	4,179.3	317.7
Fees and other revenues[2]	72.8	NA	68.4	NA
Service businesses	9.8	.1	8.4	(.2)
Investments[3]	222.7	218.6	181.1	176.2
Interest expense	NA	(26.7)	NA	(30.6)
Consolidated total	$4,707.6	$481.8	$4,437.2	$463.1

1Personal auto insurance accounted for 92% and 91% of the total Personal Lines segment net premiums earned in the first quarters of 2014 and 2013, respectively; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
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

	Three Months Ended March 31,
	2014		2013
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	8.1%	91.9	8.3%	91.7
Direct	4.0	96.0	7.8	92.2
Total Personal Lines	6.3	93.7	8.1	91.9
Commercial Lines	9.4	90.6	3.5	96.5
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	6.6	93.4	7.6	92.4

1Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. For 2014, the Board has determined the target percentage to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2013 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of March 31, 2014, the Gainshare factor was 1.02. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. However, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2014 were to be paid, the Board would likely declare the 2014 annual dividend in December 2014, with a record date in January 2015 and payment shortly thereafter. For the three months ended March 31, 2014, our comprehensive income was $320.9 million, which is higher than the $188.4 million of after-tax underwriting income for the same period.
We paid dividends per common share of $.4929 and $.2845 in February 2014 and 2013, respectively, under our annual variable dividend policy. These dividends were paid pursuant to declarations made by the Board of Directors in December 2013 and 2012. In addition to the annual variable dividend, the Board of Directors declared a $1.00 per common share special dividend in December 2013, which was paid in February 2014.

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1,2]	Foreign currency translation adjustment
Balance at December 31, 2013	$1,464.1	$(512.4)	$951.7	$947.0	$4.1	$.6
Other comprehensive income (loss) before reclassifications:
Investment securities	131.8	(46.1)	85.7	85.7	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	131.8	(46.1)	85.7	85.7	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0
Net realized gains (losses) on securities	131.9	(46.1)	85.8	85.8	0	0
Interest expense[2]	.5	(.2)	.3	0.3		0
Total reclassification adjustment for amounts realized in net income	132.4	(46.3)	86.1	85.8	.3	0
Total other comprehensive income (loss)	(.6)	.2	(.4)	(.1)	(.3)	0
Balance at March 31, 2014	$1,463.5	$(512.2)	$951.3	$946.9	$3.8	$.6

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1]	Foreign currency translation adjustment
Balance at December 31, 2012	$1,340.0	$(469.0)	$871.0	$862.7	$6.1	$2.2
Other comprehensive income (loss) before reclassifications:
Investment securities	227.8	(79.7)	148.1	148.1	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	.3	(.1)	.2	.2	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(.3)	.1	(.2)	0	0	(.2)
Total other comprehensive income (loss) before reclassifications	227.8	(79.7)	148.1	148.3	0	(.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(.1)	.1	0	0	0	0
Net realized gains (losses) on securities	75.6	(26.5)	49.1	49.1	0	0
Interest expense	.5	(.2)	.3	0.3		0
Total reclassification adjustment for amounts realized in net income	76.0	(26.6)	49.4	49.1	.3	0
Total other comprehensive income (loss)	151.8	(53.1)	98.7	99.2	(.3)	(.2)
Balance at March 31, 2013	$1,491.8	$(522.1)	$969.7	$961.9	$5.8	$2.0

1Entered into for the purpose of managing interest rate risk associated with our debt issuances.
2We expect to reclassify $2.1 million (pretax) into income during the next 12 months, related to the net unrealized gains on forecasted transactions.

Note 10 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves.

In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits arising out of the operations of the insurance subsidiaries. These cases include those alleging damages as a result of our subsidiaries’ practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, and bodily injury benefits; the utilization, content, or appearance of policy documents; labor rates paid to auto body repair shops; wage and hour issues; and cases challenging other aspects of our subsidiaries’ claims or marketing practices or other business operations. Other insurance companies face many of these same issues.

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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at March 31, 2014. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation in our Annual Report to Shareholders, which is included as Exhibit 13 to our Annual Report on Form 10-K, for the year ended December 31, 2013.

Note 11 Subsequent Event — On April 25, 2014, we issued $350 million of 4.35% Senior Notes due 2044 (the “4.35% Senior Notes”).  We received proceeds of $346.3 million, after deducting underwriter’s discounts and commissions. In addition, we incurred expenses of approximately $0.7 million related to the issuance.  In addition, upon issuance of the 4.35% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $1.6 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an adjustment to interest expense and amortized over the life of the 4.35% Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the first quarter 2014, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 5% and 3%, respectively, on a year-over-year basis. Overall, our net income was up 4% to $321.3 million, or $.54 per share, from $308.6 million, or $.51 per share. Underwriting profitability for the quarter of 6.6%, or $289.8 million, was down 1.0 point from last year, primarily reflecting a year-over-year increase in loss frequency. Our investment income of $103.3 million was up 3%, or $2.8 million, on a year-over-year basis. Included in net income was $119.4 million of net realized gains from our investment portfolio recognized in the first quarter 2014, compared to $80.6 million of realized gains in last year's first quarter. Comprehensive income was down 21% year-over-year. A rise in equity market values contributed to an increase in unrealized gains during the first quarter last year, compared to relatively no change in unrealized gains (losses) during the first quarter 2014. During the first quarter, our capital increased $0.2 million, bringing our total capital position (debt plus equity) to $8.3 billion at March 31, 2014.
A. Operations
During the first quarter 2014, we realized an increase in net premiums written of 5% on a companywide basis, compared to the prior year period. Our Agency and Direct Personal Lines businesses grew 4% and 8%, respectively, and our Commercial Lines business was flat. To analyze growth, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.

For the first quarter, on a year-over-year basis, written premium per policy increased 3% in our Agency auto business, 4% in our Commercial Lines business, and 2% for our special lines products. Written premium per policy for our Direct auto business was flat for the first quarter 2014, compared to last year. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs and react quickly as we recognize trends at the state level.

Personal Lines new applications for the first quarter increased 5%, compared with the same period last year, with increases in our Agency and Direct auto businesses of 2% and 13%, respectively, while new applications for our special lines products were down 4%. The new business growth in Direct auto is a result of both an increase in demand along with rate decreases taken in some of our larger Direct auto states in response to our ongoing market reviews during 2013. Our Commercial Lines new applications decreased 10%, continuing to primarily reflect the rate increases taken in 2013 and the first three months of 2014.

During the first quarter 2014, our renewal applications increased 3% in Personal Lines and declined 2% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business renewal applications, which grew 5%, while Agency auto renewal applications were up 1%.
We have several initiatives in place to help stimulate growth and provide consumers with distinctive insurance options, including:

•
Snapshot®, our usage-based insurance program – we continued with our marketing campaign to communicate the benefits of Snapshot in a way we believe will help demonstrate the advantages to consumers, such as the ability to better manage their insurance costs by demonstrating safe driving habits.

•
Expansion of our mobile acquisition capabilities – now that our technology is able to provide the capability for almost all combinations of cars and drivers to be quoted on a mobile device, we are continuing with our efforts to develop the means to provide people the opportunity to transact all their business with us on any device they choose (e.g., phone, tablet, mini).

•	Multi-product penetration – our relationships with our non-affiliated homeowner insurance carriers continue to grow, as many of our customers now bundle auto and property coverages.
On a companywide basis, year-over-year, policies in force grew 3%, with Personal Lines growing 3% and Commercial Lines down 2%. Our Direct auto business grew 7%, our Agency auto business increased 1%, and our special lines policies grew 1% over last year. We ended the first quarter with 13.3 million Personal Lines policies in force, about 222,000 more policies in force than at the end of 2013.

To further grow policies in force, it is critical that we retain our customers for longer periods, which is why increasing retention continues to be one of our most important priorities and why our efforts to increase the number of multi-product households continues to be a key initiative. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. Policy life expectancy decreased 2% for our Agency auto business and increased 3% for our Direct auto business, compared to first quarter last year. Despite the decline for our Agency auto business, we believe policy life expectancies in our auto businesses have mostly recovered from the rate increases we took in the second half of 2012. Our policy life expectancy for our special lines products decreased 3%, reflecting declines in policy life expectancy for our motorcycle product due to rate increases taken in 2013. Policy life expectancy for our Commercial Lines business was relatively flat compared to last year.
Our 6.6% companywide underwriting profit margin for the first quarter 2014 was 1.0 point less than the underwriting margin earned in the first quarter 2013, but was still better than our target of at least 4%. An elevated personal auto loss ratio in the first quarter 2014 reflects increased loss frequency, primarily due to weather-related claims in the midwestern and northeastern states.
B. Investments and Capital Management
The fair value of our investment portfolio was $17.4 billion at March 31, 2014. Our asset allocation strategy is to maintain 0-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends included in Group II, and

•	all other non-investment-grade fixed-maturity securities
Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities, including 50% of the investment-grade redeemable preferred stocks with cumulative dividends not included in Group I
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At both March 31, 2014 and December 31, 2013, 22% of our portfolio was allocated to Group I securities and 78% to Group II securities.
Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.4% for the first quarter 2014. Our common stock and fixed-income portfolios both contributed to this positive total return with FTE returns of 2.1% and 1.3%, respectively. At March 31, 2014, the fixed-income portfolio had a weighted average credit quality of AA-. We continue to maintain our fixed-income portfolio strategy of investing in high-quality, highly liquid securities.
Our recurring investment income generated a pretax book yield of 2.5% during the first quarter 2014, nearly the same as our 2.6% yield during the first quarter 2013. At March 31, 2014, our duration was 1.7 years, compared to 1.9 years at March 31, 2013. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates and expect long-term benefits from any return to more substantial yields.
At March 31, 2014, we held $17.9 million in Australian government obligations to support our Australian operations; we held no other foreign sovereign debt. As of that date, we held $463.4 million of U.S. dollar-denominated corporate bonds and nonredeemable preferred stocks issued by companies that are domiciled, or whose parent companies are domiciled, in European countries. Of these securities, $64.6 million are U.K.-domiciled financial institution nonredeemable preferred stocks and $398.8 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries. We had no direct exposure to Southern European-domiciled companies at March 31, 2014. In total, our European-domiciled fixed-income securities represented approximately 3% of our portfolio at March 31, 2014.
We continue to manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably write and service. Our total capital position was $8.3 billion at March 31, 2014, compared to $8.1 billion at December 31, 2013.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $0.7 billion for the first three months of both 2014 and 2013.
We held total capital (debt plus equity) of $8.3 billion, at book value, at March 31, 2014, compared to $8.5 billion and $8.1 billion at March 31, 2013 and December 31, 2013, respectively. Our debt-to-total capital ratio was 22.4%, 24.4%, and 23.1% at March 31, 2014 and 2013 and December 31, 2013, respectively. As discussed below, we did not repurchase any debt securities in the first quarter 2014 or 2013. During the full year 2013, we repurchased $54.1 million of debt in the open market. In addition, during 2013, we retired all $150 million of our 7% Notes at maturity. We financed these debt transactions through operating cash flows.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, any declared dividends, and other expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.
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
Management views our capital position as consisting of three layers, each with a specific size and purpose:

•
The first layer of capital, which we refer to as “regulatory capital,” is the amount of capital we need to satisfy state insurance regulatory requirements and support our objective of writing all the business we can write and service, consistent with our underwriting discipline of achieving a combined ratio of 96 or better. This capital is held by our various insurance entities.

•
The second layer of capital we call “extreme contingency.” While our regulatory capital is, by definition, a cushion for absorbing financial consequences of adverse events, such as loss reserve development, litigation, weather catastrophes, and investment market corrections, we view that as a base and hold additional capital for even more extreme conditions. The modeling used to quantify capital needs for these conditions is quite extensive, including tens of thousands of simulations, representing our best estimates of such contingencies based on historical experience. This capital is held either at a non-insurance subsidiary of the holding company or in our insurance entities, where it is potentially eligible for a dividend up to the holding company. Regulatory restrictions on subsidiary dividends are discussed in Note 8 - Statutory Financial Information in our Annual Report to Shareholders, which is included as Exhibit 13 to our Annual Report on Form 10-K, for the year ended December 31, 2013.

•
The third layer of capital is capital in excess of the sum of the first two layers and provides maximum flexibility to repurchase stock or other securities, consider acquisitions, and pay dividends to shareholders, among other purposes. This capital is largely held at a non-insurance subsidiary of the holding company.

During the first three months of 2014 and at all times during 2013, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency load.
The amount of capital in our third layer allowed us to take several actions to deploy underleveraged capital, including:

•
Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, when management believes that such securities are attractively priced and capital is available for such a purpose. We did not repurchase any debt securities in the first quarter of 2014 or 2013. During the full year 2013, we repurchased, in the open market, $54.1 million in principal amount of our 6.70% Debentures. Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.3 million.

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of March 31, 2014, we had 27.2 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended March 31,
(millions, except per share amounts)	2014	2013
Total number of shares purchased	3.9	2.3
Total cost	$94.7	$51.3
Average price paid per share	$24.37	$22.59

•
Dividends. As part of our capital management activities, in February 2014 and 2013, we paid our annual variable dividend of $.4929 per share and $.2845 per share, respectively, which were each declared in December of the prior year. In addition to the annual variable dividend, the Board of Directors declared a $1.00 per common share special dividend in December 2013, which was paid in February 2014.

On April 25, 2014, The Progressive Corporation issued $350 million of our 4.35% Senior Notes due 2044 in an underwritten public offering. Net proceeds, after deducting underwriter's discounts and commissions and other expenses related to the issuance, were approximately $345.6 million, and these funds have been added to our investment portfolios. We issued this debt to take advantage of attractive terms in the market. We plan to use these funds for general corporate purposes, which may include the repurchase of our outstanding securities and repayment or redemption of outstanding indebtedness, among other uses. Our debt-to-total capital ratio at March 31, 2014 would have been 25.5% had this new debt issuance been outstanding at that time.

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2014 and during all of 2013. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
During the first quarter 2014, we renewed the unsecured, discretionary line of credit with PNC Bank, National Association (“PNC”) in the maximum principal amount of $100 million. The prior line of credit, that was entered into during the first quarter 2013, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable, daily rate, and must be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, March 25, 2015. We had no borrowings under either line of credit in the first quarter 2014 or throughout 2013.
We did not enter into any repurchase commitment transactions during the first three months of 2014 or 2013, and we had no open repurchase commitments at March 31, 2014 or 2013, or December 31, 2013.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2014, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2013. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2013.
Other
As of March 31, 2014, we have in operation 63 Service Centers in 48 metropolitan areas across the country, that are designed to provide end-to-end resolution for auto physical damage losses. Currently, we own nearly 85% of our Service Centers and lease the remaining sites. In 31 of these centers, we have combined a claims office with a Service Center to improve our efficiency and manage costs. In an effort to provide the Service Center experience to more of our expanding customer population, over the next four years we expect to complete construction of 5-10 new Service Centers, each co-located with a full service claims office. Based on our historical experience, the cost of these facilities, excluding land, is estimated to average $4 to $6 million per center, depending on a number of variables, including the size and location of the center, and is expected to be funded through operating cash flows.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended March 31,
($ in millions)	2014	2013	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,292.6	$2,202.2	4
Direct	1,926.6	1,786.3	8
Total Personal Lines	4,219.2	3,988.5	6
Commercial Lines	461.8	460.9	0
Other indemnity	0	0	NM
Total underwriting operations	$4,681.0	$4,449.4	5
NET PREMIUMS EARNED
Personal Lines
Agency	$2,203.2	$2,107.2	5
Direct	1,762.2	1,641.6	7
Total Personal Lines	3,965.4	3,748.8	6
Commercial Lines	436.9	430.4	2
Other indemnity	0.1		(100)
Total underwriting operations	$4,402.3	$4,179.3	5
NM = Not Meaningful
Net premiums written represent the premiums from policies written during the period less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention.
Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2014	2013	% Change
POLICIES IN FORCE
Agency auto	4,911.8	4,839.4	1
Direct auto	4,384.1	4,094.7	7
Total auto	9,295.9	8,934.1	4
Special lines[1]	3,982.9	3,935.8	1
Total Personal Lines	13,278.8	12,869.9	3
Commercial Lines	509.4	519.6	(2)

1Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter
	2014	2013
APPLICATIONS
Personal Lines:
New	5%	(12)%
Renewal	3%	5%
Commercial Lines:
New	(10)%	(5)%
Renewal	(2)%	2%
The year-over-year growth in new applications in our Personal Lines business primarily reflects a significant increase in our Direct auto business, due to higher demand and improved conversion from rate decreases taken during 2013. New applications in our special lines business had a modest decrease, resulting from rate increases taken throughout 2013. The large decrease in our Personal Lines new applications during the first quarter 2013 reflect significant rate changes taken during the second and third quarters of 2012. Our Commercial Lines business experienced a decrease in new applications, driven by significant declines in our for-hire transportation, contractor, and tow business market targets, primarily due to rate increases taken throughout 2013 and continuing into the first three months of 2014.
We remain focused on providing consumers with distinctive auto insurance options and are continually refining our core product design. We are continuing to rollout our newest personal auto product model, which incorporates our latest underwriting features.
Snapshot®, our usage-based insurance program, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is currently available to our Agency and Direct auto customers in 45 states plus the District of Columbia. We plan to expand Snapshot into additional states, subject to regulatory approval.
We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA). PHA is the program in which we "bundle" our auto product with property insurance provided by eleven unaffiliated insurance carriers. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda, since these customers tend to stay with us longer, generally have better loss experience, and represent a sizable segment of the market. More and more of our customers, especially direct customers, are now multi-product customers with combinations of auto, special lines, home or renters coverage. As of March 31, 2014, PHA was available to Direct customers in 48 states, Agency customers in 23 states, and to both Direct and Agency customers in the District of Columbia. PHA was available to Agency customers in Florida and, in April, was made available to Direct customers in that state. PHA is not available to customers in Alaska. We plan to expand coverage with our key provider for PHA in the Agency channel, American Strategic Insurance, over the remainder of the year.

Expanding our capabilities in the mobile space remains an important initiative. Consumers want the ability to transact all forms of business when and where they want and on whatever device best suits their needs (e.g., phone, tablet, mini). We provide consumers the ability to obtain a quote for and buy an auto insurance policy on our mobile website in all states and the District of Columbia. Our mobile quoting feature allows consumers to obtain a quote for up to five drivers and four vehicles. This multi-driver, multi-vehicle feature capability meets 99% of consumer needs and is available nationwide. Quoting, sales, payments, and document requests by mobile device continue to represent strong double digit percentages of all such transactions with Progressive.
In addition, we continue to provide the comparison rate experience on a mobile device in most of the country. We also allow consumers to use the camera in their mobile device to photograph their driver license, and/or current insurance card, to provide easy data fill for an instantaneous quote. This feature is available in 36 states and the District of Columbia. Also, policyholders are able to make payments and add certain endorsements from their mobile device, as well as receive identification cards and text alerts for billing and severe weather. Furthermore, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is accessible to agents through many brands of tablet computers and mobile phones. We realize the importance of the mobile space and continue to look for opportunities to add new functionality to our mobile website and mobile applications.

In April 2014, we upgraded our mobile application for iPhone® and Android smartphones to allow policyholders to download a digital insurance card which can be used as legal proof of insurance in most of the country. In addition, policyholders can now report their claims and submit related photos using the application, as well as use their phone’s GPS capabilities to specify the location of the claim.
Our latest Commercial Lines product model expands our coverage offerings, simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer. In addition, through our Progressive Commercial AdvantageSM program, we offer general liability and business owners policies and workers’ compensation coverage, all of which are written by seven unaffiliated insurance companies, or placed with additional companies through unaffiliated insurance agencies. The workers’ compensation coverage is offered in 44 states, while the other products are offered throughout the continental United States.
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter
	2014	2013
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	2%	6%
Commercial Lines	4%	9%
The increased written premium per policy in our personal auto business reflects increased written premium per policy in our Agency auto business, while written premium per policy for our Direct auto business was relatively flat. We continued to increase rates throughout 2013 in our Agency auto business. For our Commercial Lines business, the increase in written premium per policy primarily reflects rate increases taken throughout 2013 and continuing into 2014. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends at the state level.
Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy:

	Growth Over Prior Year
	2014	2013
POLICY LIFE EXPECTANCY
Personal Lines:
Auto	0%	(3)%
Special lines	(3)%	0%
Commercial Lines	1%	0%
Although we experienced an increase in the number of personal auto renewal applications year over year, our estimate of the expected tenure of our customers was flat for the first three months of 2014. Policy life expectancies in our auto business have now mostly recovered from the rate increases we took in the second half of 2012. The policy life expectancy for our special lines products declined for the first quarter 2014, primarily reflecting rate increases taken in our motorcycle business. Our Commercial Lines business policy life expectancy has seen little change over the last several years. Recognizing the importance that retention has on our ability to continue to grow profitably, we continue to emphasize competitive pricing, quality service, and having the products and services available for our customers as their needs change during their insurable life.

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

	Three Months Ended March 31,
	2014		2013
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$178.6	8.1%	$174.9	8.3%
Direct	71.0	4.0	127.2	7.8
Total Personal Lines	249.6	6.3	302.1	8.1
Commercial Lines	40.9	9.4	15.3	3.5
Other indemnity[1]	(.7)	NM	.3	NM
Total underwriting operations	$289.8	6.6%	$317.7	7.6%

1Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our first quarter 2014 underwriting margin was better than our long-term profitability target of at least 4%. Pricing and market conditions are always significant drivers of underwriting margins over any defined period. For the first quarter 2014, compared to the first quarter 2013, the overall decrease in our underwriting profit margin was principally due to an increase in our loss ratio, primarily reflecting increased Personal Lines loss frequency. The Direct channel profitability had a larger decrease in the first quarter due to slightly higher personal auto frequency trends, unfavorable loss reserve development this quarter compared to minimal development in the first quarter 2013, and an increase in advertising spend. The improvement in Commercial Lines profitability is primarily due to a lower loss ratio reflecting the rate increases taken during 2012 and 2013.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2014	2013	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	72.3	71.4	.9 pts.
Underwriting expense ratio	19.6	20.3	(.7) pts.
Combined ratio	91.9	91.7	.2 pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	74.4	70.8	3.6 pts.
Underwriting expense ratio	21.6	21.4	.2 pts.
Combined ratio	96.0	92.2	3.8 pts.
Total Personal Lines
Loss & loss adjustment expense ratio	73.2	71.1	2.1 pts.
Underwriting expense ratio	20.5	20.8	(.3) pts.
Combined ratio	93.7	91.9	1.8 pts.
Commercial Lines
Loss & loss adjustment expense ratio	69.3	73.9	(4.6) pts.
Underwriting expense ratio	21.3	22.6	(1.3) pts.
Combined ratio	90.6	96.5	(5.9) pts.
Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	72.8	71.4	1.4 pts.
Underwriting expense ratio	20.6	21.0	(.4) pts.
Combined ratio	93.4	92.4	1.0 pts.
Accident year loss & loss adjustment expense ratio[3]	71.4	69.8	1.6 pts.

1Ratios are expressed as a percentage of net premiums earned; "fees and other revenues" are netted with underwriting expenses in the ratio calculations.
2Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.7 million for the three months ended March 31, 2014, compared to an underwriting profit of $0.3 million for the three months ended March 31, 2013.
3The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2014	2013
Change in net loss and LAE reserves	$81.8	$57.0
Paid losses and LAE	3,124.1	2,928.5
Total incurred losses and LAE	$3,205.9	$2,985.5
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
Our total loss and loss adjustment expense ratio increased 1.4 points for the first quarter 2014, compared to the first quarter 2013, primarily reflecting increased loss frequency, compared to the first quarter 2013.

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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 2% for the first quarter 2014, compared to the first quarter 2013. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased about 6%.

•	Property coverages increased with property damage up about 2% and collision up about 1%.

•	Personal injury protection (PIP) decreased about 2%.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar year basis, increased about 6% for the first quarter 2014, compared to the same period last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Property coverages saw the largest increases, with collision up about 10% and property damage up about 5%, primarily due to weather-related claims in the midwestern and northeastern states.

•	PIP increased about 3%.

•	Bodily injury was relatively flat.
We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, as we attempt to reserve more accurately for our loss exposure.
The following table shows catastrophe losses incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2014	2013
Catastrophe losses incurred	$9.2	$46.2
Increase to combined ratio	.2 pts.	1.1 pts.
We continue to respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended March 31,
(millions)	2014	2013
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$19.4	$12.6
Current accident year	(13.9)	.5
Calendar year actuarial adjustment	$5.5	$13.1
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$19.4	$12.6
All other development	(82.3)	(77.8)
Total development	$(62.9)	$(65.2)
Increase to calendar year combined ratio	(1.4) pts.	(1.6) pts.
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
“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Although we believe that the development from both the actuarial adjustments and "all other development" generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first quarters of both 2014 and 2013.
First quarter 2014

•
Approximately 90% of the unfavorable prior year reserve development was attributable to accident year 2013 and about 10% was related to accident years 2011 and prior. The aggregate reserve development for accident year 2012 was slightly favorable.

•
The majority of our unfavorable reserve development was in our personal auto product. Our Agency and Direct auto businesses accounted for approximately 50% and 35%, respectively, of the unfavorable reserve development, with our Commercial Lines business making up the majority of the remainder.

•
In our personal auto business, we incurred favorable case loss reserve development offset in large part by unfavorable IBNR loss development. In addition, we had unfavorable loss adjustment expense reserve development primarily effecting the 2013 accident year.

•	In our Commercial Lines business, we experienced unfavorable development in our case and IBNR reserves principally in our higher limit, specialty truck business.
First quarter 2013

•
The unfavorable prior year reserve development was primarily attributable to accident year 2012 and, to a lesser extent, accident year 2011. The aggregate reserve development for accident years 2010 and prior was minimal.

•	Nearly 65% of our unfavorable reserve development was in our Personal Lines business, almost entirely in the Agency channel, with the remainder primarily in our Commercial Lines business.

•
The Personal Lines development reflected unfavorable reserve development in our personal auto business in our IBNR reserves due to higher frequency and severity on late emerging claims, primarily in our bodily injury and property damage coverages.

•	In our Commercial Lines business, we experienced unfavorable development due to higher frequency and severity on late emerging claims primarily in our bodily injury coverage for our truck business.

In our loss reserve analysis, we work to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a
Form 8-K on July 12, 2013.
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of “fees and other revenues,” expressed as a percentage of net premiums earned decreased 0.4 points for the three-month period ended March 31, 2014, compared to the same period last year.

C. Personal Lines

Growth 2014 vs. 2013 First Quarter
Net premiums written	6%
Net premiums earned	6%
Policies in force	3%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the first quarter 2014 and 2013. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.
Personal auto represented 93% of our total Personal Lines net premiums written in the first three months of both 2014 and 2013. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms, primarily in our Agency channel. The special lines products are typically used more during the warmer weather months and, therefore, would have a negative impact on our total Personal Lines results during those periods and a favorable impact on underwriting profitability during the off season.
Compared to March 31, 2013, policies in force grew 4% for auto and 1% for special lines products. Net premiums written for personal auto increased 6% and 7% for the first quarter 2014 and 2013, respectively; special lines net premiums written grew 1% in both periods.
Our total Personal Lines business generated combined ratios of 93.7 and 91.9 for the first quarter 2014 and 2013, respectively. In the first three months of 2014, 41 states were profitable, compared to 45 states for the first quarter 2013; in both 2014 and 2013, 8 of our 10 largest states were profitable. The special lines products had a favorable impact on the total Personal Lines combined ratio for the first quarter 2014 and 2013 of 3.1 points and 2.7 points, respectively.
The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2014 vs. 2013 First Quarter
Net premiums written	4%
Net premiums earned	5%
Auto: policies in force	1%
new applications	2%
renewal applications	1%
written premium per policy	3%
policy life expectancy	(2)%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for the three-month period ended March 31, 2014, we generated new Agency auto application growth in 29 states and the District of Columbia, including seven of our top ten Agency auto states, based on volume.
The rate increases taken in our Agency auto business during 2013 contributed to the increase we experienced in written premium per policy. Written premium per policy for Agency auto increased 5% for new business and 2% for renewal business, compared to the same period last year.
Although still negative compared to last year, retention (measured by policy life expectancy) for our Agency auto business has mostly recovered from the rate increases we took during the second half of 2012.
On a year-over-year basis, we saw a modest increase in Agency auto quotes, reflecting solid increases in quoting on third-party comparative rating systems. We strive to continually improve our presentation on these systems and identify opportunities to ensure our prices are available for our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) decreased slightly for the first quarter 2014, compared to last year.

The Direct Business

Growth 2014 vs. 2013 First Quarter
Net premiums written	8%
Net premiums earned	7%
Auto: policies in force	7%
new applications	13%
renewal applications	5%
written premium per policy	0%
policy life expectancy	3%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. As discussed above, during the first quarter 2014, new applications in the Direct channel increased due to rate decreases taken in several large Direct auto states during 2013 in response to our ongoing market reviews. For the first quarter 2014, we experienced a year-over-year increase in new Direct auto applications in 39 states and the District of Columbia; nine of our top 10 Direct auto states experienced an increase.
Written premium per policy for new Direct auto business increased about 3%, while written premium per policy on renewal business was relatively flat, compared to last year, contributing to the overall no change in total Direct written premium per policy.
Policy life expectancy for our Direct auto business has mostly recovered from the rate increases we took during the second half of 2012 and is now benefiting from greater rate stability and, in some instances, from the rate decreases we took during 2013.

On a year-over-year basis, the total number of quotes in the Direct business increased 9% for the first quarter 2014, driven by an increase in advertising, which had a positive impact on our new business growth. The overall Direct business conversion rate saw a modest increase in the first quarter 2014, reflecting solid increases in business done via the phone and a more modest increase in Internet-initiated business.
The underwriting expense ratio for our Direct business increased 0.2 points for the first quarter 2014, compared to the same period last year despite a significant year-over-year increase in advertising costs. We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets. We continue to use “Flo” both in and out of the “Superstore” to provide fresh and engaging messages. In addition, we continued with our branding efforts utilizing the apron, which Progressive people metaphorically tie on as they work to improve the customer experience.

D. Commercial Lines

Growth 2014 vs. 2013 First Quarter
Net premiums written	0%
Net premiums earned	2%
Policies in force	(2)%
New applications	(10)%
Renewal applications	(2)%
Written premium per policy	4%
Policy life expectancy	1%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring two or fewer vehicles. Our Commercial Lines business represented 10% of our total net premiums written for both the first quarter 2014 and 2013. This business is primarily distributed through independent agents and operates in the following business market targets:

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
Business auto is the largest business market target, measured by premium volume, and accounts for approximately one third of our total Commercial Lines premiums, while the for-hire transportation and contractor business market targets each account for another 25%. Business auto and contractor together account for approximately 75% of the vehicles we insure in this business, while for-hire transportation accounts for about 10%. We currently write our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms.
Our Commercial Lines business experienced a decrease in new applications, driven by significant declines in our for-hire transportation, contractor, and tow business market targets, primarily due to rate increases taken throughout 2013 and continuing into the first three months of 2014. Rate increases also contributed to the increase in written premium per policy in our Commercial Lines business for the first quarter 2014, with written premium per policy for new Commercial Lines business up approximately 6% and renewal business up about 3%.
E. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses.
Our other indemnity businesses generated an operating loss of $0.7 million for the first quarter 2014, compared to an operating profit of $0.3 million for the same period last year.

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
Through Progressive Home Advantage® , we offer, either directly or through our network of independent agents, home, condominium, and renters insurance written by eleven unaffiliated homeowner’s insurance companies. For the policies written under this program in our Direct business, we receive commissions, all of which are used to offset the expenses associated with maintaining this program.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by seven unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of March 31, 2014. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Our service businesses generated an operating profit of $0.1 million for the first quarter 2014, compared to an operating loss of $0.2 million for the same period last year.
G. Income Taxes
Income taxes are comprised of net deferred tax assets and liabilities, as well as net current income taxes payable/recoverable. Net deferred income tax assets/liabilities are disclosed on the balance sheets. At March 31, 2014 and December 31, 2013, we reported net deferred tax liabilities, compared to net deferred tax assets at March 31, 2013. The movement to a liability position at both March 31, 2014 and December 31, 2013 from an asset position at March 31, 2013 is primarily due to recognition of losses on sales of securities on which we had previously recorded other-than-temporary impairments and recognition of gains/losses on derivative instruments.
A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At March 31, 2014 and 2013 and at December 31, 2013, we determined that we did not need a valuation allowance on our deferred tax assets. Although realization of the deferred tax assets is not assured, management believes it is more likely than not that the gross deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
At March 31, 2014 and 2013, we had net current income taxes payable of $109.8 million and $140.6 million, respectively, which were reported as part of “other liabilities," while at December 31, 2013, we had net current income taxes recoverable of $17.1 million, which were reported as part of "other assets."
There were no material changes in our uncertain tax positions or effective tax rate during the quarter ended March 31, 2014.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2014
Fixed maturities	$12,506.2	71.9%	2.0	AA-
Nonredeemable preferred stocks	737.9	4.2	2.4	BB+
Short-term investments – other	1,872.9	10.8	<.1	AA+
Total fixed-income securities	15,117.0	86.9	1.7	AA-
Common equities	2,278.7	13.1	na	na
Total portfolio[2,3]	$17,395.7	100.0%	1.7	AA-
March 31, 2013
Fixed maturities	$12,046.3	69.6%	2.3	AA-
Nonredeemable preferred stocks	820.6	4.8	1.0	BBB-
Short-term investments – other	2,321.7	13.4	<.1	AAA-
Total fixed-income securities	15,188.6	87.8	1.9	AA-
Common equities	2,111.1	12.2	na	na
Total portfolio[2,3]	$17,299.7	100.0%	1.9	AA-
December 31, 2013
Fixed maturities	$13,540.4	75.0%	2.1	AA-
Nonredeemable preferred stocks	711.2	3.9	1.3	BB+
Short-term investments – other	1,272.6	7.1	<.1	AA+
Total fixed-income securities	15,524.2	86.0	2.0	AA-
Common equities	2,530.5	14.0	na	na
Total portfolio[2,3]	$18,054.7	100.0%	2.0	AA-
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2014, $350.0 million was included in "other assets" and at March 31, 2013 and December 31, 2013, $7.5 million and $61.3 million, respectively, were included in "other liabilities."
3The total fair value of the portfolio at March 31, 2014 and 2013, and December 31, 2013 included $0.8 billion, $1.2 billion, and $1.8 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following tables show the composition of our Group I and Group II securities at March 31, 2014 and 2013, and December 31, 2013:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2014
Group I securities:
Non-investment-grade fixed maturities	$563.9	3.2%
Redeemable preferred stocks[1,2]	184.3	1.1
Nonredeemable preferred stocks	737.9	4.2
Common equities	2,278.7	13.1
Total Group I securities	3,764.8	21.6
Group II securities:
Other fixed maturities[2]	11,758.0	67.6
Short-term investments – other	1,872.9	10.8
Total Group II securities	13,630.9	78.4
Total portfolio	$17,395.7	100.0%
March 31, 2013
Group I securities:
Non-investment-grade fixed maturities	$582.8	3.4%
Redeemable preferred stocks[1,2]	268.1	1.5
Nonredeemable preferred stocks	820.6	4.8
Common equities	2,111.1	12.2
Total Group I securities	3,782.6	21.9
Group II securities:
Other fixed maturities[2]	11,195.4	64.7
Short-term investments – other	2,321.7	13.4
Total Group II securities	13,517.1	78.1
Total portfolio	$17,299.7	100.0%
December 31, 2013
Group I securities:
Non-investment-grade fixed maturities	$592.1	3.3%
Redeemable preferred stocks[1,2]	210.1	1.2
Nonredeemable preferred stocks	711.2	3.9
Common equities	2,530.5	14.0
Total Group I securities	4,043.9	22.4
Group II securities:
Other fixed maturities[2]	12,738.2	70.5
Short-term investments – other	1,272.6	7.1
Total Group II securities	14,010.8	77.6
Total portfolio	$18,054.7	100.0%

1Includes non-investment-grade redeemable preferred stocks of $78.3 million, $159.6 million, and $106.3 million at March 31, 2014 and 2013, and December 31, 2013, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $106.0 million, $108.5 million, and $103.8 million at March 31, 2014 and 2013, and December 31, 2013, respectively.

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

Unrealized Gains and Losses
As of March 31, 2014, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,456.8 million, compared to $1,479.9 million and $1,456.9 million at March 31, 2013 and December 31, 2013, respectively.
The net unrealized gains in our fixed-income portfolio decreased $326.5 million since March 31, 2013, reflecting both an increase in interest rates over the period as well as recognition of net realized gains on security sales. Since December 31, 2013, the net unrealized gains increased $53.3 million, due to a decline in rates of longer maturity U.S. Treasury Notes and many non-treasury bonds of all maturities, in addition to a rally in preferred stock prices. The increase in net unrealized gains is partially offset by net realized gains on security sales. The contribution by individual sector to the fixed-income portfolio change in net unrealized gains is discussed below. The net unrealized gains in our common stock portfolio increased $303.4 million since March 31, 2013 and decreased $53.4 million since December 31, 2013, reflecting the returns in the broad equity market over these periods, adjusting for net gains recognized on security sales.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	March 31, 2014		March 31, 2013		December 31, 2013
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$13,103.7	91.1%	$13,241.2	92.2%	$13,571.5	91.6%
Long term	35.7	.3	73.6	.5	58.2	.4
Non-investment-grade fixed maturities:[2]
Short/intermediate term	1,210.2	8.4	1,017.6	7.1	1,132.5	7.7
Long term	29.5	.2	35.6	.2	50.8	.3
Total	$14,379.1	100.0%	$14,368.0	100.0%	$14,813.0	100.0%

1Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported based upon their projected cash flows, with the cash flows expected in periods of 10 years or greater reported as part of the long-term category. All other securities that do not have a single expected maturity date are reported at average maturity.
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by the lowest rating from a NRSRO. The non-investment-grade securities based upon our Group I modeling are $642.2 million, $742.4 million, and $698.4 million at March 31, 2014 and 2013, and December 31, 2013, respectively.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.7 years at March 31, 2014, compared to 1.9 years at March 31, 2013 and 2.0 years at December 31, 2013. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2014	March 31, 2013	December 31, 2013
1 year	22.5%	23.3%	26.9%
2 years	28.6	17.3	24.9
3 years	22.7	30.8	23.4
5 years	21.3	22.2	22.2
10 years	4.9	6.4	2.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2014	March 31, 2013	December 31, 2013
AAA	49.1%	54.5%	50.8%
AA	13.9	12.0	12.7
A	8.6	5.3	8.2
BBB	17.5	18.8	18.2
Non-investment grade/non-rated[1]	10.9	9.4	10.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The non-investment grade fixed-income securities based upon our Group I classification represented 7.0%, 7.3%, and 7.1% of the total fixed-income portfolio at March 31, 2014 and 2013, and December 31, 2013, respectively.
Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At March 31, 2014, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first three months of 2014, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
The pricing on the majority of our preferred stocks reflects expectations that many issuers will not call such securities, and hence reflects an assumption that the securities will remain outstanding for a period of time beyond such call dates (extension risk). Most of our preferred securities either convert from a fixed-rate coupon to a variable-rate coupon after the call date, or remain variable-rate coupon securities after the call date. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly, to a credit risk premium that was fixed when the security was first issued. Extension risk on holding these securities is limited to the credit risk premium being below that of a new similar security, since the benchmark variable-rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. Many of these securities have a minimum or floor coupon that is currently in effect. Since the beginning of 2011, eleven securities that converted from a fixed-rate coupon to a variable-rate coupon had their first call date; three of these securities were called. At March 31, 2014, we continued to hold six of the eight securities that were not called, with a fair value of $212.7 million.

We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods. As of March 31, 2014, all of our preferred securities continued to pay their dividends in full and on time.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $1.2 billion, or 12%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2014. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2014:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,572.5	1.6
Two to five years	1,313.9	2.7
Five to ten years	291.7	8.3
Total U.S. Treasury Notes	3,178.1	2.7
Interest Rate Swaps
Five to ten years ($750 notional value)	51.9	(8.7)
Total interest rate swaps ($750 notional value)	51.9	(8.7)
Total U.S. government obligations	$3,230.0	.6
The interest rate swap positions show a fair value of $51.9 million as they are in an overall asset position at quarter-end, which is fully collateralized by cash payments received from the counterparty. The liability associated with the cash collateral received is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$375.0	$5.7	8.7%	.7	A-
Alt-A collateralized mortgage obligations	191.9	3.4	4.5	1.1	BBB+
Collateralized mortgage obligations	566.9	9.1	13.2	.8	BBB+
Home equity (sub-prime bonds)	740.5	11.6	17.2	<.1	BBB-
Residential mortgage-backed securities	1,307.4	20.7	30.4	.2	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	1,910.3	17.3	44.3	3.1	AA
Commercial mortgage-backed securities: interest only	151.3	6.6	3.5	2.7	AAA-
Commercial mortgage-backed securities	2,061.6	23.9	47.8	3.0	AA
Other asset-backed securities:
Automobile	407.2	2.7	9.4	1.2	AAA
Credit card	59.5	1.5	1.4	1.5	AAA
Other[1]	475.8	1.8	11.0	1.2	AA+
Other asset-backed securities	942.5	6.0	21.8	1.2	AAA-
Total asset-backed securities	$4,311.5	$50.6	100.0%	1.8	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$213.5	$7.0	5.7%	2.0	A-
Alt-A collateralized mortgage obligations	65.9	3.7	1.8	1.6	A
Collateralized mortgage obligations	279.4	10.7	7.5	1.9	A-
Home equity (sub-prime bonds)	341.9	14.9	9.1	<.1	BB+
Residential mortgage-backed securities	621.3	25.6	16.6	.7	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,005.8	60.9	53.5	3.5	AA+
Commercial mortgage-backed securities: interest only	174.4	12.1	4.7	2.1	AA+
Commercial mortgage-backed securities	2,180.2	73.0	58.2	3.4	AA+
Other asset-backed securities:
Automobile	410.6	4.6	11.0	1.0	AAA
Credit card	55.7	2.7	1.5	2.0	AAA
Other[1]	474.5	3.7	12.7	1.1	AAA-
Other asset-backed securities	940.8	11.0	25.2	1.1	AAA-
Total asset-backed securities	$3,742.3	$109.6	100.0%	2.4	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$294.6	$4.4	6.7%	.8	A-
Alt-A collateralized mortgage obligations	143.8	3.4	3.3	1.1	A-
Collateralized mortgage obligations	438.4	7.8	10.0	.9	A-
Home equity (sub-prime bonds)	689.5	10.0	15.8	<.1	BBB-
Residential mortgage-backed securities	1,127.9	17.8	25.8	.2	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,038.6	(.1)	46.7	3.2	AA
Commercial mortgage-backed securities: interest only	121.9	6.2	2.8	2.4	AAA-
Commercial mortgage-backed securities	2,160.5	6.1	49.5	3.1	AA+
Other asset-backed securities:
Automobile	494.1	2.9	11.3	1.2	AAA
Credit card	59.7	1.7	1.4	1.7	AAA
Other[1]	523.9	(.1)	12.0	1.2	AAA-
Other asset-backed securities	1,077.7	4.5	24.7	1.2	AAA-
Total asset-backed securities	$4,366.1	$28.4	100.0%	1.9	AA-

1Includes equipment leases, manufactured housing, and other types of structured debt.
Substantially all of the asset-backed securities have widely available market quotes. As of March 31, 2014, 21.7% of our asset-backed securities were exposed to non-prime mortgage loans (home equity and Alt-A). Consistent with our plan to add high-quality, fixed-income securities, during the first quarter 2014, we continued to purchase securities with solid credit profiles or substantial credit support (i.e., the amount of underlying subordinated principal that is available to absorb losses before our position begins to recognize losses due to defaults). Relative to our residential and commercial mortgage-backed securities, high-quality fixed-maturities also include securities whose potential for principal loss is considered relatively low, determined by comparing our acquisition price to an externally calculated expected loss profile. We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we did not record any write-downs during the first quarter 2014, compared to $0.1 million during the same period last year.

Collateralized Mortgage Obligations At March 31, 2014, 13.2% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. We did not record any write-downs on our CMO portfolio during either the first quarter 2014 or 2013. The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at March 31, 2014, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2014)
($ in millions) Rating[1]	Non-agency prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$46.8	$0	$6.7	$53.5	9.4%
AA	15.9	19.4	1.7	37.0	6.5
A	183.6	105.2	0	288.8	51.0
BBB	17.8	12.8	0	30.6	5.4
Non-investment grade[1]	100.4	54.5	2.1	157.0	27.7
Total	$364.5	$191.9	$10.5	$566.9	100.0%
Increase (decrease) in value	1.3%	1.8%	8.1%	1.6%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $3.9 million, or 0.7% of the total.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

Home-Equity Securities At March 31, 2014, 17.2% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. We did not record any write-downs during the first quarter 2014, compared to $0.1 million during the same period last year. The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at March 31, 2014, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home Equity Securities (at March 31, 2014)
($ in millions) Rating[1]	Total	% of Total
AAA	$32.8	4.4%
AA	6.8	.9
A	123.6	16.7
BBB	161.3	21.8
Non-investment grade[1]	416.0	56.2
Total	$740.5	100.0%
Increase (decrease) in value	1.6%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, none of our home equity securities are rated non-investment-grade securities (i.e., Group I).

Commercial Mortgage-Backed Securities At March 31, 2014, 44.3% of our asset-backed securities were commercial mortgage-backed securities (CMBS bonds) and 3.5% were CMBS interest-only securities (IO), collectively the CMBS portfolio. We did not record any write-downs in our CMBS portfolios during either the first quarter 2014 or 2013. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2014)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade[1]	Total	% of Total
CMBS bonds	$1,064.0	$451.5	$225.3	$141.0	$28.5	$1,910.3	92.7%
IO	144.3	0	0	1.0	6.0	151.3	7.3
Total fair value	$1,208.3	$451.5	$225.3	$142.0	$34.5	$2,061.6	100.0%
% of Total fair value	58.6%	21.9%	10.9%	6.9%	1.7%	100.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS bonds, the non-investment-grade securities (i.e., Group I) represent $6.0 million, or 0.3%, of the total.
The securities in the CMBS bond portfolio that are rated BBB or lower had a net unrealized gain of $17.7 million at March 31, 2014 and an average duration of 2.5 years, compared to 3.0 years for the entire CMBS portfolio. The following table summarizes the composition of our CMBS bond portfolio:

CMBS Bond Portfolio (at March 31, 2014)
(millions) Vintage	Multi-Borrower	Single-Borrower	Total
1997-2005	$353.9	$0	$353.9
2006-2008	22.6	11.3	33.9
2009-2014	411.4	1,111.1	1,522.5
Total	$787.9	$1,122.4	$1,910.3
CMBS bonds that originated since 2009 are referred to in the market as “CMBS 2.0” and tend to have more conservative underwriting than the 2006-2008 vintages.
Planned amortization class IOs comprised $4.1 million of our $151.3 million IO portfolio. This is a class that is structured to provide bondholders with greater protection against loan prepayment, default, or extension risk. The bonds are at the top of the payment order for interest distributions and benefit from increased structural support over time as they repay. With the exception of $128.6 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2014 and 2013, and December 31, 2013, were $2,154.9 million, $1,813.9 million, and $2,256.0 million, respectively, of state and local government obligations. These securities had a duration of 3.2 years and an overall credit quality rating of AA (excluding the benefit of credit support from bond insurance) at March 31, 2014, compared to 2.6 years and AA+ at March 31, 2013 and 3.1 years and AA at December 31, 2013. These securities had a net unrealized gain of $23.9 million at March 31, 2014, compared to $42.3 million and $8.7 million at March 31, 2013 and December 31, 2013, respectively. During the three months ended March 31, 2014 and 2013, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at March 31, 2014, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2014)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$278.6	$536.6	$815.2
AA	296.8	687.1	983.9
A	5.2	335.5	340.7
BBB	0	14.3	14.3
Non-investment grade/non-rated	0.8		.8
Total	$580.6	$1,574.3	$2,154.9

Included in revenue bonds were $879.1 million of housing revenue bonds issued by state housing finance agencies, of which $486.8 million were supported by individual mortgages held by the state housing finance agencies and $392.3 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.
Approximately 5%, or $114.3 million, of our total municipal securities were insured general obligation ($77.0 million) or revenue bonds ($37.3 million), with an overall credit quality rating of AA- at March 31, 2014, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $2.5 million at March 31, 2014, compared to $5.2 million and $3.0 million at March 31, 2013 and December 31, 2013, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.

CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2014 and 2013, and December 31, 2013, were $2,501.6 million, $3,014.3 million, and $2,926.6 million, respectively, of corporate securities. These securities had a duration of 3.1 years at March 31, 2014, compared to a duration of 3.3 years at both March 31, 2013 and December 31, 2013. The overall credit quality rating was BBB- for March 31, 2014, compared to BBB at both March 31, 2013 and December 31, 2013. These securities had net unrealized gains of $38.2 million, $99.4 million, and $40.0 million at March 31, 2014 and 2013, and December 31, 2013, respectively. We did not record any write-downs on our corporate debt portfolio during the three months ended March 31, 2014 or 2013. The table below shows the exposure break-down by sector and rating:

Corporate Securities (at March 31, 2014)
Sector	AA	A	BBB	Non-Investment Grade/Non-Rated	% of Corporate Securities
Consumer	0%	0%	17.8%	9.8%	27.6%
Industrial	0	2.9	21.7	6.4	31.0
Communications	0	1.7	11.5	2.1	15.3
Financial Services	1.2	3.2	12.6	3.8	20.8
Technology	0	0.8		0.8
Basic Materials	0	0	3.2	0	3.2
Energy	0	0	1.3	0	1.3
Total	1.2%	7.8%	68.9%	22.1%	100.0%
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2014, we held $290.3 million in redeemable preferred stocks and $737.9 million in nonredeemable preferred stocks, compared to $376.6 million and $820.6 million, respectively, at March 31, 2013, and $313.9 million and $711.2 million at December 31, 2013.
Our preferred stock portfolio had net unrealized gains of $285.9 million, $422.4 million, and $268.6 million, at March 31, 2014 and 2013, and December 31, 2013, respectively. We did not record any write-downs during the three months ended March 31, 2014 or 2013.

Our preferred stock portfolio had a duration of 2.2 years at March 31, 2014, compared to 1.3 years at March 31, 2013, and 2.0 years at December 31, 2013. The overall credit quality rating was BB+ at March 31, 2014, BBB- at March 31, 2013, and BB+ at December 31, 2013. Approximately 47% of our preferred stock securities are fixed-rate securities and 53% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 96% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at March 31, 2014)
Sector	BBB	Non-Investment Grade/Non-Rated	% of Preferred Stock Portfolio
Financial Services
U.S. banks	31.9%	24.2%	56.1%
Foreign banks	0	2.1	2.1
Insurance holdings	5.8	13.9	19.7
Other financial institutions	.6	3.7	4.3
Total financial services	38.3	43.9	82.2
Industrials	7.5	4.0	11.5
Utilities	6.3	0	6.3
Total	52.1%	47.9%	100.0%
Approximately 66% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, all of our non-investment-grade preferred stocks were with issuers that maintain investment-grade senior debt ratings.
Common Equities
Common equities, as reported on the balance sheet were comprised of the following:

($ in millions)	March 31, 2014		March 31, 2013		December 31, 2013
Common stocks	$2,278.3	99.9%	$2,099.1	99.4%	$2,530.0	99.9%
Other risk investments	.4	.1	12.0	.6	.5	.1
Total common equities	$2,278.7	100.0%	$2,111.1	100.0%	$2,530.5	100.0%
At March 31, 2014, 13.1% of the total investment portfolio was in common equities, compared to 12.2% at March 31, 2013 and 14.0% at December 31, 2013. The decrease since December 31, 2013 reflects $296.3 million in sales from our equity-indexed portfolio during January 2014; these securities had a cost basis of $224.4 million. Our indexed common stock portfolio, which makes up 86.7% of our March 31, 2014 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 633 out of 1,022, or 62%, of the common stocks comprising the Russell 1000 Index at March 31, 2014, which made up 86% of the total market capitalization of the index.
The remaining 13.3% of our common stock portfolio is actively managed by two external managers. At March 31, 2014, the fair value of the actively managed portfolio was $303.5 million, compared to a cost basis of $242.1 million.
We did not record any write-downs during the first quarter 2014, compared to $0.1 million during the same period last year.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments
For all derivative positions discussed below, realized holding period gains and losses are netted with any upfront cash that may be exchanged under the contract to determine if the net position should be classified either as an asset or liability. To be reported as a net derivative asset and a component of the available-for-sale portfolio, the inception-to-date realized gain on the derivative position at period end would have to exceed any upfront cash received. On the other hand, a net derivative liability would include any inception-to-date realized loss plus the amount of upfront cash received (or netted, if upfront cash was paid) and would be reported as a component of other liabilities. These net derivative assets/liabilities are not separately disclosed on the balance sheet due to their immaterial effect on our financial condition, cash flows, and results of operations.
INTEREST RATE SWAPS
We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The $750 million notional value swaps reflected a loss for the first three months of 2014, as interest rates in the ten year maturity range have fallen during the quarter. The net gain on the $1,263 million notional value swaps during the first three months of 2013 reflected a rise in rates during the quarter. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended March 31,
(millions)	Date			March 31,
Term	Effective	Maturity	Coupon	2014	2013	2014	2013
10-year	04/2013	04/2023	Receive variable	$150	$0	$(3.9)	$0
10-year	04/2013	04/2023	Receive variable	185	0	(4.7)	0
10-year	04/2013	04/2023	Receive variable	415	0	(10.7)	0
5-year	05/2011	05/2016	Receive variable	0	400	0.1
5-year	08/2011	08/2016	Receive variable	0	500	0	(.2)
9-year	12/2009	01/2019	Receive variable	0	363	0	1.4
Total interest rate swaps				$750	$1,263	$(19.3)	$1.3
CASH FLOW HEDGES
We did not repurchase any debt during the quarters ended March 31, 2014 and 2013. During the year ended December 31, 2013, we repurchased, in the open market, $54.1 million, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased during 2013, we reclassified $0.8 million, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.
B. Investment Results
Investment income (interest and dividends, before investment and interest expenses) increased 3% for the first three months of 2014, compared to the same period last year. The increase is primarily the result of an increase in average assets partially offset by a slight decrease in investment yields.
We report total return to more accurately reflect our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount, based on certain securities that receive preferential tax treatment (e.g., municipal securities), net realized gains (losses) on securities, and changes in unrealized gains (losses) on investments.

The following summarizes investment results for the periods ended March 31:

	Three Months
	2014	2013
Pretax recurring investment book yield	2.5%	2.6%
Weighted average FTE book yield	2.8%	2.9%
FTE total return:
Fixed-income securities	1.3%	.9%
Common stocks	2.1%	10.6%
Total portfolio	1.4%	2.1%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	Three Months
	2014	2013
Fixed-income securities:
U.S. Treasury Notes	(.1)%	.3%
Municipal bonds	1.9%	1.0%
Corporate bonds	1.5%	.8%
Commercial mortgage-backed securities	1.8%	.5%
Collateralized mortgage obligations	1.2%	2.0%
Asset-backed securities	.8%	1.1%
Preferred stocks	6.0%	5.0%
Common stock portfolios:
Indexed	2.2%	11.0%
Actively managed	1.9%	8.4%
Investment expenses were $4.1 million for the first three months of 2014, compared to $4.9 million for the same period last year.
Interest expense for the first three months of 2014 was $26.7 million, compared to $30.6 million for the same period last year. The decrease in 2014 reflects lower interest expense due to the retirement of $150 million of our 7% Notes at maturity in October 2013 and our repurchases during 2013 of a portion of our 6.70% Debentures (see Note 4 – Debt for further discussion).
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

For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary if we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments, prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions by the earlier of: (i) when we are able to determine that the loss is other-than-temporary, or (ii) when the security has been in such a loss position for three consecutive quarters.
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

	Three Months Ended March 31,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2014
Residential mortgage-backed securities	$0	$0	$0
Total fixed-income securities	0	0	0
Common equities	0	0	0
Total portfolio	$0	$0	$0
2013
Residential mortgage-backed securities	$.1	$0	$.1
Total fixed-income securities	.1	0.1
Common equities	.1	0.1
Total portfolio	$.2	$0	$.2
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2014, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$854.7	$3.5	$0	$0	$0	$0
Unrealized loss for 12 months or greater	3,159.8	57.2	1.3	0	0	0
Total	$4,014.5	$60.7	$1.3	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$23.1	$1.6	$0	$0	$0	$0
Unrealized loss for 12 months or greater	10.9	1.2	0	0	0	0
Total	$34.0	$2.8	$0	$0	$0	$0
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
We earned income of $3 thousand and $0.1 million on these reverse repurchase transactions for the three months ended March 31, 2014 and 2013. We had $140.0 million of open reverse repurchase commitments with one counterparty at March 31, 2014, compared to $620.4 million with two counterparties at March 31, 2013, and $200.0 million open with one counterparty at December 31, 2013. For the three months ended March 31, 2014, our largest outstanding balance of reverse repurchase commitments was $500.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $119.2 million.
We did not enter into any repurchase commitment transactions during either the first quarter of 2014 or 2013. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds are invested in unsecured commercial paper issued by large, high-quality institutions. These transactions are entered into as overnight arrangements, and we had no open repurchase commitments at March 31, 2014 and 2013 or December 31, 2013.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns and loss trends; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.7 years and 2.0 years at March 31, 2014 and December 31, 2013, respectively. The weighted average beta of the equity portfolio was 1.01 and 1.02 at March 31, 2014 and December 31, 2013. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.
There have been no material changes in the risk factors that were discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2014 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	1,731,751	$24.98	45,680,972	29,319,028
February	1,000,679	23.93	46,681,651	28,318,349
March	1,153,127	23.81	47,834,778	27,165,222
Total	3,885,557	$24.37
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2014, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then- current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.
Item 5. Other Information.

I. GRANTS OF PLAN-BASED EQUITY AWARDS
In March 2014, Progressive granted 1,643,391 time-based restricted stock units to 661 employees, primarily management employees, including our executive officers, under Progressive’s 2010 Equity Incentive Plan (“2010 Plan”), as amended. These awards were based on a $23.40 closing price of our common shares on the date of grant, as reported on the New York Stock Exchange, and are scheduled to vest in equal installments on January 1 of 2017, 2018, and 2019, subject to earlier vesting and forfeiture provisions that apply to the awards. On the date of grant, these time-based awards had an aggregate dollar value of approximately $38.5 million.

Pursuant to the 2010 Plan, in March 2014, we granted 663,019 performance-based restricted stock units to 43 executives and senior managers. At the date of grant, all of these performance-based restricted stock unit awards had an aggregate dollar value of approximately $15.5 million, assuming 100% of the initial award value will vest. These awards will vest either from 0 to 2.5 times the initial award value, for awards based on underwriting growth and profitability performance, or from 0 to 2.0 times the initial award value, for awards based on investment results, if and when the underlying performance criteria are achieved.

The following table discloses the restricted stock unit awards granted to each of the named executive officers identified in Progressive’s 2014 Proxy Statement dated March 21, 2014:

	Time-Based Award		Performance-Based Award[3]
Name and Principal Position	Units	Value[1]	Units	Value[1]
Glenn M. Renwick	—	$—	320,513[2]	7,500,004
Chairman, President, and Chief Executive Officer
Brian C. Domeck	21,369	500,035	45,941[2]	1,075,019
Vice President and Chief Financial Officer
Susan Patricia Griffith	20,943	490,066	41,881	980,015
Claims Group President
John P. Sauerland	20,943	490,066	41,881	980,015
Personal Lines Group President
William M. Cody	18,591	435,029	23,238[2]	543,769
Chief Investment Officer

1Value is based on the market value at the date of grant, which was $23.40 per share on March 13, 2014, without discount for risk of forfeitures of the awards.
2Amount includes 48,077 restricted stock units for Mr. Renwick, 4,274 restricted stock units for Mr. Domeck, and 13,943 restricted stock units for
Mr. Cody, using investment-related performance criteria as a condition of vesting. Vesting of all other awards depends on the achievement of underwriting growth and profitability targets.
3Amount shown represents 100% of the initial award value. The value of the performance-based award can range from 0% to 250% of the initial award value (underwriting-based awards) or 0% to 200% of the initial award value (investment-based awards), based on degree of achievement of the underlying performance criteria.
II. Other
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2014 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 62.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 12, 2014	By: /s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3	3.1	Amendment to Code of Regulations adopted January 31, 2014	Current Report on Form 8-K (filed on February 2, 2014; Exhibit 3.1 therein)

4	4.1	Confirmation Letter – Discretionary Line of Credit dated March 20, 2014 from PNC Bank, National Association to The Progressive Corporation	Current Report on Form 8-K (filed on March 25, 2014; Exhibit 4.1 therein)

4	4.2	Discretionary Line of Credit Note dated March 24, 2014 from The Progressive Corporation to PNC Bank, National Association	Current Report on Form 8-K (filed on March 25, 2014; Exhibit 4.2 therein)

4	4.3	Form of Seventh Supplemental Indenture between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)

4	4.4	Form of 4.35% Senior Note due 2044	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith