Form 10-Q
period 2014-09-30
PROGRESSIVE CORP/OH/
filed 2014-10-29
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Common Shares, $1.00 par value: 589,206,958 outstanding at September 30, 2014

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2014	2013	% Change	2014	2013	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,540.1	$4,303.0	6	$13,455.9	$12,759.3	5
Investment income	101.7	107.4	(5)	304.2	310.1	(2)
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(.1)	(1.9)	(95)	(.1)	(3.6)	(97)
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	0	NM	0	(.1)	(100)
Net impairment losses recognized in earnings	(.1)	(1.9)	(95)	(.1)	(3.7)	(97)
Net realized gains (losses) on securities	38.3	29.8	29	198.1	245.1	(19)
Total net realized gains (losses) on securities	38.2	27.9	37	198.0	241.4	(18)
Fees and other revenues	75.9	76.0	0	223.1	215.3	4
Service revenues	15.0	11.3	33	38.8	30.3	28
Gains (losses) on extinguishment of debt	(4.8)	(4.3)	12	(4.8)	(4.3)	12
Total revenues	4,766.1	4,521.3	5	14,215.2	13,552.1	5
Expenses
Losses and loss adjustment expenses	3,291.8	3,164.2	4	9,766.8	9,266.7	5
Policy acquisition costs	375.2	363.1	3	1,119.0	1,086.0	3
Other underwriting expenses	609.2	602.3	1	1,831.3	1,769.0	4
Investment expenses	3.9	5.2	(25)	14.0	14.5	(3)
Service expenses	13.5	11.1	22	36.1	30.1	20
Interest expense	30.7	30.4	1	87.0	91.4	(5)
Total expenses	4,324.3	4,176.3	4	12,854.2	12,257.7	5
Net Income
Income before income taxes	441.8	345.0	28	1,361.0	1,294.4	5
Provision for income taxes	145.7	112.6	29	450.2	428.8	5
Net income	$296.1	$232.4	27	$910.8	$865.6	5
Other Comprehensive Income (Loss), Net of Tax
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	$0	$0	NM	$0	$.3	(100)
Other net unrealized gains (losses) on securities	(65.1)	57.8	(213)	23.2	2.4	867
Total net unrealized gains (losses) on securities	(65.1)	57.8	(213)	23.2	2.7	759
Net unrealized gains on forecasted transactions	(.7)	(.9)	(22)	(2.3)	(1.6)	44
Foreign currency translation adjustment	(.4)	(.2)	100.1		(1.2)	(108)
Other comprehensive income (loss)	(66.2)	56.7	(217)	21.0	(.1)	NM
Comprehensive income	$229.9	$289.1	(20)	$931.8	$865.5	8
Computation of Net Income Per Share
Average shares outstanding - Basic	589.8	598.9	(2)	591.6	599.7	(1)
Net effect of dilutive stock-based compensation	3.9	4.6	(15)	4.1	4.2	(2)
Total equivalent shares - Diluted	593.7	603.5	(2)	595.7	603.9	(1)
Basic: Net income per share	$.50	$.39	30	$1.54	$1.44	7
Diluted: Net income per share	$.50	$.39	30	$1.53	$1.43	7
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31, 2013
(millions)	2014	2013
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $13,090.0, $13,644.9, and $13,415.3)	$13,269.4	$13,797.7	$13,540.4
Equity securities:
Nonredeemable preferred stocks (cost: $532.8, $442.1, and $445.7)	763.3	726.0	711.2
Common equities (cost: $1,278.4, $1,422.3, and $1,451.1)	2,379.4	2,326.1	2,530.5
Short-term investments (amortized cost: $2,671.1, $1,146.1, and $1,272.6)	2,671.1	1,146.1	1,272.6
Total investments	19,083.2	17,995.9	18,054.7
Cash	90.6	100.9	75.1
Accrued investment income	81.9	91.5	89.8
Premiums receivable, net of allowance for doubtful accounts of $143.6, $133.7, and $142.4	3,705.6	3,500.8	3,310.7
Reinsurance recoverables, including $39.4, $36.4, and $44.3 on paid losses and loss adjustment expenses	1,165.9	1,031.9	1,090.2
Prepaid reinsurance premiums	92.3	82.6	74.9
Deferred acquisition costs	488.3	474.7	447.6
Property and equipment, net of accumulated depreciation of $715.9, $665.8, and $680.4	954.0	955.3	960.9
Net deferred income taxes	0	27.4	0
Other assets	264.2	247.9	304.3
Total assets	$25,926.0	$24,508.9	$24,408.2
Liabilities and Shareholders’ Equity
Unearned premiums	$5,777.0	$5,477.9	$5,174.5
Loss and loss adjustment expense reserves	8,728.4	8,310.3	8,479.7
Net deferred income taxes	57.4	0	28.4
Dividends payable	0	0	890.2
Accounts payable, accrued expenses, and other liabilities	2,263.6	1,917.5	1,785.0
Debt[1]	2,164.3	2,010.6	1,860.9
Total liabilities	18,990.7	17,716.3	18,218.7
Common Shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 208.4, 197.6, and 201.8)	589.2	600.0	595.8
Paid-in capital	1,169.9	1,123.0	1,142.0
Retained earnings	4,203.5	4,198.7	3,500.0
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0
Other net unrealized gains (losses) on securities	970.2	865.4	947.0
Total net unrealized gains (losses) on securities	970.2	865.4	947.0
Net unrealized gains on forecasted transactions	1.8	4.5	4.1
Foreign currency translation adjustment	.7	1.0	.6
Total accumulated other comprehensive income	972.7	870.9	951.7
Total shareholders’ equity	6,935.3	6,792.6	6,189.5
Total liabilities and shareholders’ equity	$25,926.0	$24,508.9	$24,408.2

1Consists of both short- and long-term debt. See Note 4 - Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine months ended September 30,	2014	2013
(millions)
Cash Flows From Operating Activities
Net income	$910.8	$865.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71.8	74.9
Amortization of fixed-income securities	59.5	111.4
Amortization of equity-based compensation	38.4	49.8
Net realized (gains) losses on securities	(198.0)	(241.4)
Net (gains) losses on disposition of property and equipment	4.2	4.1
(Gains) losses on extinguishment of debt	4.8	4.3
Changes in:
Premiums receivable	(394.9)	(317.4)
Reinsurance recoverables	(75.7)	(130.9)
Prepaid reinsurance premiums	(17.4)	(16.3)
Deferred acquisition costs	(40.7)	(40.2)
Income taxes	82.1	77.3
Unearned premiums	602.4	548.0
Loss and loss adjustment expense reserves	248.7	472.0
Accounts payable, accrued expenses, and other liabilities	333.1	277.4
Other, net	28.4	9.4
Net cash provided by operating activities	1,657.5	1,748.0
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(5,774.5)	(6,070.8)
Equity securities	(250.7)	(260.2)
Sales:
Fixed maturities	4,342.0	2,352.8
Equity securities	500.2	308.0
Maturities, paydowns, calls, and other:
Fixed maturities	1,714.5	1,338.7
Equity securities	14.2	0
Net sales (purchases) of short-term investments	(1,397.9)	843.0
Net unsettled security transactions	96.7	154.6
Purchases of property and equipment	(73.6)	(105.6)
Sales of property and equipment	4.5	2.4
Net cash used in investing activities	(824.6)	(1,437.1)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	12.8	10.3
Proceeds from debt issuance	344.7	0
Reacquisition of debt	(48.9)	(58.1)
Dividends paid to shareholders[1]	(892.6)	(175.6)
Acquisition of treasury shares	(234.7)	(164.8)
Net cash used in financing activities	(818.7)	(388.2)
Effect of exchange rate changes on cash	1.3	(.9)
Increase (decrease) in cash	15.5	(78.2)
Cash, January 1	75.1	179.1
Cash, September 30	$90.6	$100.9

1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. All of the subsidiaries and affiliates are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2014, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
During the first half of 2014, decisions were made to sell two properties originally purchased for future Service Center sites. At September 30, 2014, included in other assets in the consolidated balance sheets is $13.4 million of "held for sale" property, which represents the fair value of these properties less the estimated costs to sell.
Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2014
Fixed maturities:
U.S. government obligations	$3,033.2	$33.6	$(3.9)	$0	$3,062.9	16.0%
State and local government obligations	2,124.2	49.5	(.9)	0	2,172.8	11.4
Foreign government obligations	20.2	0	0	0	20.2	.1
Corporate debt securities	2,501.8	30.7	(13.1)	(.3)	2,519.1	13.2
Residential mortgage-backed securities	1,460.6	36.9	(10.1)	(.9)	1,486.5	7.8
Commercial mortgage-backed securities	2,143.8	33.8	(5.1)	0	2,172.5	11.4
Other asset-backed securities	1,546.0	5.0	(.6)	.2	1,550.6	8.1
Redeemable preferred stocks	260.2	28.8	(4.2)	0	284.8	1.5
Total fixed maturities	13,090.0	218.3	(37.9)	(1.0)	13,269.4	69.5
Equity securities:
Nonredeemable preferred stocks	532.8	218.4	(7.2)	19.3	763.3	4.0
Common equities	1,278.4	1,107.7	(6.7)	0	2,379.4	12.5
Short-term investments:
Other short-term investments	2,671.1	0	0	0	2,671.1	14.0
Total portfolio[2,3]	$17,572.3	$1,544.4	$(51.8)	$18.3	$19,083.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2013
Fixed maturities:
U.S. government obligations	$3,691.2	$61.8	$(11.3)	$0	$3,741.7	20.8%
State and local government obligations	2,125.7	29.9	(17.0)	0	2,138.6	11.9
Foreign government obligations	15.9	0	0	0	15.9	.1
Corporate debt securities	3,118.8	67.0	(28.9)	.7	3,157.6	17.6
Residential mortgage-backed securities	994.9	31.5	(16.5)	0	1,009.9	5.6
Commercial mortgage-backed securities	2,224.1	49.0	(33.1)	0	2,240.0	12.4
Other asset-backed securities	1,143.3	7.4	(2.0)	.2	1,148.9	6.4
Redeemable preferred stocks	331.0	24.5	(10.4)	0	345.1	1.9
Total fixed maturities	13,644.9	271.1	(119.2)	.9	13,797.7	76.7
Equity securities:
Nonredeemable preferred stocks	442.1	280.5	(4.8)	8.2	726.0	4.0
Common equities	1,422.3	908.8	(5.0)	0	2,326.1	12.9
Short-term investments:
Other short-term investments	1,146.1	0	0	0	1,146.1	6.4
Total portfolio[2,3]	$16,655.4	$1,460.4	$(129.0)	$9.1	$17,995.9	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2013
Fixed maturities:
U.S. government obligations	$3,630.4	$48.4	$(16.6)	$0	$3,662.2	20.3%
State and local government obligations	2,247.3	27.1	(18.4)	0	2,256.0	12.5
Foreign government obligations	15.6	0	0	0	15.6	.1
Corporate debt securities	2,885.0	60.4	(20.4)	1.6	2,926.6	16.2
Residential mortgage-backed securities	1,110.1	31.9	(14.1)	0	1,127.9	6.2
Commercial mortgage-backed securities	2,154.4	43.9	(37.8)	0	2,160.5	12.0
Other asset-backed securities	1,073.0	6.6	(2.1)	.2	1,077.7	6.0
Redeemable preferred stocks	299.5	24.1	(9.7)	0	313.9	1.7
Total fixed maturities	13,415.3	242.4	(119.1)	1.8	13,540.4	75.0
Equity securities:
Nonredeemable preferred stocks	445.7	258.7	(4.5)	11.3	711.2	3.9
Common equities	1,451.1	1,081.8	(2.4)	0	2,530.5	14.0
Short-term investments:
Other short-term investments	1,272.6	0	0	0	1,272.6	7.1
Total portfolio[2,3]	$16,584.7	$1,582.9	$(126.0)	$13.1	$18,054.7	100.0%

1Represents net holding period gains (losses) on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2014, $158.0 million was included in "other liabilities," compared to $63.7 million and $61.3 million at September 30, 2013 and December 31, 2013, respectively.
3The total fair value of the portfolio at September 30, 2014 and 2013, and December 31, 2013 included $1.3 billion, $1.3 billion, and $1.8 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our other short-term investments may include commercial paper, reverse repurchase transactions, and other investments that are expected to mature, or be redeemed, within one year. We had no open reverse repurchase commitments at September 30, 2014, compared to $278.1 million, and $200.0 million at September 30, 2013 and December 31, 2013, respectively. At these dates, we had no repurchase transactions where we lent collateral. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we report these transactions on a gross basis on our balance sheets.

Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31, 2013
(millions)	2014	2013
Fixed maturities:
Corporate debt securities	$138.5	$171.8	$164.2
Residential mortgage-backed securities	116.8	0	0
Other asset-backed securities	13.5	15.3	14.8
Total fixed maturities	268.8	187.1	179.0
Equity securities:
Nonredeemable preferred stocks	93.4	57.3	60.3
Total hybrid securities	$362.2	$244.4	$239.3
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $10.0 million as of September 30, 2014, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
The residential mortgage-backed securities accounted for as hybrid securities are obligations of the issuer with payments of principal based on the performance of a reference pool of loans. This embedded derivative results in the securities incorporating the risk of default from both the issuer and the related loan pool.
The other asset-backed security in the table above represents a hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative has the potential to more than double our initial investment yield.
The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. One security in our preferred portfolio contains a convertible derivative feature that could provide for a conversion from an equity instrument to a debt instrument at the discretion of the issuer.
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

Fixed Maturities The composition of fixed maturities by maturity at September 30, 2014, was:

(millions)	Cost	Fair Value
Less than one year	$2,472.7	$2,506.7
One to five years	7,571.8	7,672.2
Five to ten years	2,938.8	2,976.1
Ten years or greater	69.7	77.4
Total[1]	$13,053.0	$13,232.4

1Excludes $37.0 million related to our open interest rate swap positions.
Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of September 30, 2014, we had $45.1 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $6.7 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 87% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. The remaining 13% of our common stocks are part of a managed equity strategy selected and administered by external investment advisors. If our review of loss position securities indicates there is a fundamental, or market, impairment on these securities that is determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2014
Fixed maturities:
U.S. government obligations	19	$627.0	$(3.9)	9	$211.0	$(.7)	10	$416.0	$(3.2)
State and local government obligations	31	181.8	(.9)	11	89.7	(.1)	20	92.1	(.8)
Corporate debt securities	50	891.4	(13.1)	42	744.5	(9.7)	8	146.9	(3.4)
Residential mortgage-backed securities	62	725.8	(10.1)	24	290.5	(1.8)	38	435.3	(8.3)
Commercial mortgage-backed securities	72	894.5	(5.1)	61	787.3	(2.9)	11	107.2	(2.2)
Other asset-backed securities	38	650.8	(.6)	36	624.7	(.4)	2	26.1	(.2)
Redeemable preferred stocks	2	70.5	(4.2)	0	0	0	2	70.5	(4.2)
Total fixed maturities	274	4,041.8	(37.9)	183	2,747.7	(15.6)	91	1,294.1	(22.3)
Equity securities:
Nonredeemable preferred stocks	7	206.3	(7.2)	4	118.6	(4.0)	3	87.7	(3.2)
Common equities	39	57.5	(6.7)	37	45.7	(5.4)	2	11.8	(1.3)
Total equity securities	46	263.8	(13.9)	41	164.3	(9.4)	5	99.5	(4.5)
Total portfolio	320	$4,305.6	$(51.8)	224	$2,912.0	$(25.0)	96	$1,393.6	$(26.8)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2013
Fixed maturities:
U.S. government obligations	18	$969.1	$(11.3)	18	$969.1	$(11.3)	0	$0	$0
State and local government obligations	126	728.3	(17.0)	108	666.7	(16.2)	18	61.6	(.8)
Corporate debt securities	63	1,174.2	(28.9)	61	1,113.4	(28.5)	2	60.8	(.4)
Residential mortgage-backed securities	63	663.0	(16.5)	49	585.5	(12.4)	14	77.5	(4.1)
Commercial mortgage-backed securities	67	993.3	(33.1)	64	993.2	(33.0)	3.1		(.1)
Other asset-backed securities	22	282.8	(2.0)	22	282.8	(2.0)	0	0	0
Redeemable preferred stocks	6	158.4	(10.4)	2	36.2	(.2)	4	122.2	(10.2)
Total fixed maturities	365	4,969.1	(119.2)	324	4,646.9	(103.6)	41	322.2	(15.6)
Equity securities:
Nonredeemable preferred stocks	7	123.6	(4.8)	7	123.6	(4.8)	0	0	0
Common equities	26	47.3	(5.0)	21	43.0	(4.7)	5	4.3	(.3)
Total equity securities	33	170.9	(9.8)	28	166.6	(9.5)	5	4.3	(.3)
Total portfolio	398	$5,140.0	$(129.0)	352	$4,813.5	$(113.1)	46	$326.5	$(15.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2013
Fixed maturities:
U.S. government obligations	29	$1,444.3	$(16.6)	28	$1,434.6	$(16.3)	1	$9.7	$(.3)
State and local government obligations	141	844.2	(18.4)	119	759.3	(17.1)	22	84.9	(1.3)
Corporate debt securities	51	997.6	(20.4)	45	831.1	(17.8)	6	166.5	(2.6)
Residential mortgage-backed securities	66	763.5	(14.1)	45	597.6	(7.9)	21	165.9	(6.2)
Commercial mortgage-backed securities	76	1,061.9	(37.8)	60	809.2	(19.7)	16	252.7	(18.1)
Other asset-backed securities	25	287.2	(2.1)	22	233.3	(1.8)	3	53.9	(.3)
Redeemable preferred stocks	4	122.7	(9.7)	0	0	0	4	122.7	(9.7)
Total fixed maturities	392	5,521.4	(119.1)	319	4,665.1	(80.6)	73	856.3	(38.5)
Equity securities:
Nonredeemable preferred stocks	7	142.3	(4.5)	7	142.3	(4.5)	0	0	0
Common equities	24	59.7	(2.4)	20	58.5	(2.4)	4	1.2	0
Total equity securities	31	202.0	(6.9)	27	200.8	(6.9)	4	1.2	0
Total portfolio	423	$5,723.4	$(126.0)	346	$4,865.9	$(87.5)	77	$857.5	$(38.5)

Since December 31, 2013, the number of securities in our fixed-maturity portfolio with unrealized losses decreased, reflecting a combination of an increase in prices associated with a general decline in interest rates at certain maturities, as well as sales of securities for portfolio management reasons. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities during the third quarter or first nine months of 2014. All of the fixed-maturity securities in an unrealized loss position at September 30, 2014 in the table above are current with respect to required principal and interest payments. The number of common equity securities in an unrealized loss position increased by 15 since December 31, 2013, which was predominantly the result of the recent equity market decline during the last month of the third quarter. The increase in the number of securities was mainly in the less than one year category and the overall change in the unrealized loss for that category was approximately $3.0 million for the additional securities since year end. None of the losses are a significant dollar decline and none represent any fundamental issuer impairments based on our review. Unrealized losses on our nonredeemable preferred stocks remained at seven issuers with unrealized losses, averaging approximately 3% of our total cost of those securities. A review of these securities concluded that the unrealized losses are market-related adjustments to the values, which were determined not to be other-than-temporary, and we expect to recover our initial investments on these securities.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI losses recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	September 30,		December 31, 2013
(millions)	2014	2013
Fixed maturities:
Residential mortgage-backed securities	$(44.1)	$(44.1)	$(44.1)
Commercial mortgage-backed securities	(.6)	(.9)	(.9)
Total fixed maturities	$(44.7)	$(45.0)	$(45.0)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2014 and 2013, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2014	$13.0	$.4	$13.4
Reductions for securities sold/matured	(.1)	0	(.1)
Change in recoveries of future cash flows expected to be collected[1]	.1	0.1
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0
Balance at September 30, 2014	$13.0	$.4	$13.4

	Nine Months Ended September 30, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2013	$19.2	$.4	$19.6
Reductions for securities sold/matured	(.1)	0	(.1)
Change in recoveries of future cash flows expected to be collected[1]	(6.1)	0	(6.1)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0
Balance at September 30, 2014	$13.0	$.4	$13.4

	Three Months Ended September 30, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2013	$26.9	$.5	$27.4
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(2.4)	(.1)	(2.5)
Reductions for previously recognized credit impairments written-down to fair value[2]	0	0	0
Balance at September 30, 2013	$24.5	$.4	$24.9

	Nine Months Ended September 30, 2013
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2012	$27.1	$.6	$27.7
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(2.4)	(.2)	(2.6)
Reductions for previously recognized credit impairments written-down to fair value[2]	(.2)	0	(.2)
Balance at September 30, 2013	$24.5	$.4	$24.9

1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
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

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2014	2013	2014	2013
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$2.5	$3.1	$13.2	$6.8
State and local government obligations	3.8	0	8.2	6.8
Corporate and other debt securities	.9	1.7	33.8	38.4
Residential mortgage-backed securities	.2	.3	2.2	2.4
Commercial mortgage-backed securities	5.2	.1	14.8	8.4
Redeemable preferred stocks	2.3	0	2.7	0
Total fixed maturities	14.9	5.2	74.9	62.8
Equity securities:
Nonredeemable preferred stocks	20.9	11.9	80.0	113.1
Common equities	4.6	11.1	97.0	26.1
Subtotal gross realized gains on security sales	40.4	28.2	251.9	202.0
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(1.3)	(.8)	(6.4)	(2.2)
State and local government obligations	(.3)	0	(.5)	0
Corporate and other debt securities	0	(2.1)	(2.3)	(3.1)
Residential mortgage-backed securities	0	0	(.2)	0
Commercial mortgage-backed securities	(1.4)	0	(8.2)	(.7)
Redeemable preferred stocks	0	0	(3.2)	(.1)
Total fixed maturities	(3.0)	(2.9)	(20.8)	(6.1)
Equity securities:
Common equities	0	(.1)	(3.4)	(.4)
Subtotal gross realized losses on security sales	(3.0)	(3.0)	(24.2)	(6.5)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	1.2	2.3	6.8	4.6
State and local government obligations	3.5	0	7.7	6.8
Corporate and other debt securities	.9	(.4)	31.5	35.3
Residential mortgage-backed securities	.2	.3	2.0	2.4
Commercial mortgage-backed securities	3.8	.1	6.6	7.7
Redeemable preferred stocks	2.3	0	(.5)	(.1)
Total fixed maturities	11.9	2.3	54.1	56.7
Equity securities:
Nonredeemable preferred stocks	20.9	11.9	80.0	113.1
Common equities	4.6	11.0	93.6	25.7
Subtotal net realized gains (losses) on security sales	37.4	25.2	227.7	195.5
Other-than-temporary impairment losses
Fixed maturities:
Residential mortgage-backed securities	0	(.1)	0	(.5)
Total fixed maturities	0	(.1)	0	(.5)
Equity securities:
Common equities	(.1)	(1.8)	(.1)	(3.2)
Subtotal other-than-temporary impairment losses	(.1)	(1.9)	(.1)	(3.7)
Other gains (losses)
Hybrid securities	(1.8)	3.5	5.7	2.3
Derivative instruments	(.7)	(1.2)	(39.9)	45.0
Litigation settlements	3.4	2.3	4.6	2.3
Subtotal other gains (losses)	.9	4.6	(29.6)	49.6
Total net realized gains (losses) on securities	$38.2	$27.9	$198.0	$241.4
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

Net Investment Income  The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2014	2013	2014	2013
Fixed maturities:
U.S. government obligations	$11.3	$12.9	$36.3	$36.8
State and local government obligations	12.8	12.3	38.2	34.8
Foreign government obligations	.1	.1	.3	.1
Corporate debt securities	19.5	24.3	60.3	74.1
Residential mortgage-backed securities	11.3	7.9	32.5	18.1
Commercial mortgage-backed securities	16.5	19.1	49.2	55.9
Other asset-backed securities	4.2	4.5	12.1	12.2
Redeemable preferred stocks	3.7	5.5	11.7	16.3
Total fixed maturities	79.4	86.6	240.6	248.3
Equity securities:
Nonredeemable preferred stocks	9.4	9.2	28.6	27.3
Common equities	12.5	11.3	34.1	32.8
Short-term investments:
Other short-term investments	.4	.3	.9	1.7
Investment income	101.7	107.4	304.2	310.1
Investment expenses	(3.9)	(5.2)	(14.0)	(14.5)
Net investment income	$97.8	$102.2	$290.2	$295.6

The decrease in our investment income year over year for both periods was due in part to an increase in short-term investments held and lower yields on securities purchased during the last 12 months.

The decrease in investment expenses primarily reflects a lower estimated bonus accrual for our internal investment managers in 2014. Included in investment expenses for the nine months ended September 30, 2014, were $0.7 million of costs related to the issuance of our 4.35% Senior Notes due 2044.

Trading Securities At September 30, 2014 and 2013, and December 31, 2013, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2014 and 2013.
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

The following table shows the status of our derivative instruments at September 30, 2014 and 2013, and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013; amounts are on a pretax basis:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Net Realized Gains (Losses) on Securities
	Notional Value[1]								Three Months Ended		Nine Months Ended
	September 30,		Dec. 31,			September 30,		Dec. 31,	September 30,		September 30,
Derivatives designated as:	2014	2013	2013	Purpose	Classification	2014	2013	2013	2014	2013	2014	2013
Hedging instruments
Closed:
Ineffective cash flow hedge	$44	$54	$54	Manage interest rate risk	NA	$0	$0	$0	$.5	$.8	$.5	$.8
Non-hedging instruments
Assets:
Interest rate swaps	750	750	750	Manage portfolio duration	Investments— fixed maturities	37.0	53.5	68.1	(1.2)	(2.0)	(40.4)	48.2
Closed:
Interest rate swaps	0	1,263	1,263	Manage portfolio duration	NA	0	0	0	0	0	0	(4.0)
Total	NA	NA	NA			$37.0	$53.5	$68.1	$(.7)	$(1.2)	$(39.9)	$45.0

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
During the third quarter 2014 and 2013, we repurchased, in the open market, $44.3 million and $54.1 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased during 2014 and 2013, we reclassified $0.5 million and $0.8 million, respectively, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.
INTEREST RATE SWAPS
We use interest rate swap contracts primarily to manage the fixed-income portfolio duration. At September 30, 2014 and 2013, and December 31, 2013, we held three 10-year interest rate swap positions (opened in the second quarter of 2013) with a total notional value of $750 million. In each case, we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As of September 30, 2014 and 2013 and December 31, 2013, we recognized inception-to-date fair value gains of $37.0 million, $53.5 million, and $68.1 million, respectively, on the balance sheet, reflecting rising interest rates since the positions were opened. The decrease in the fair value gain during the first nine months of 2014 reflected a decline in the benchmark interest rates.
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
As of September 30, 2014 and 2013, and December 31, 2013, the balance of the cash collateral that we had received from the applicable counterparties on the open positions was $31.8 million, $49.3 million, and $62.7 million, respectively.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2014
Fixed maturities:
U.S. government obligations	$3,062.9	$0	$0	$3,062.9	$3,033.2
State and local government obligations	0	2,172.8	0	2,172.8	2,124.2
Foreign government obligations	20.2	0	0	20.2	20.2
Corporate debt securities	0	2,519.1	0	2,519.1	2,501.8
Subtotal	3,083.1	4,691.9	0	7,775.0	7,679.4
Asset-backed securities:
Residential mortgage-backed	0	1,486.5	0	1,486.5	1,460.6
Commercial mortgage-backed	0	2,160.0	12.5	2,172.5	2,143.8
Other asset-backed	0	1,550.6	0	1,550.6	1,546.0
Subtotal asset-backed securities	0	5,197.1	12.5	5,209.6	5,150.4
Redeemable preferred stocks:
Financials	0	100.3	0	100.3	77.3
Utilities	0	65.3	0	65.3	65.0
Industrials	0	119.2	0	119.2	117.9
Subtotal redeemable preferred stocks	0	284.8	0	284.8	260.2
Total fixed maturities	3,083.1	10,173.8	12.5	13,269.4	13,090.0
Equity securities:
Nonredeemable preferred stocks:
Financials	220.0	496.6	46.7	763.3	532.8
Utilities	0	0	0	0	0
Subtotal nonredeemable preferred stocks	220.0	496.6	46.7	763.3	532.8
Common equities:
Common stocks	2,379.0	0	0	2,379.0	1,278.0
Other risk investments	0	0.4		.4	.4
Subtotal common equities	2,379.0	0.4		2,379.4	1,278.4
Total fixed maturities and equity securities	5,682.1	10,670.4	59.6	16,412.1	14,901.2
Short-term investments:
Other short-term investments	2,393.7	277.4	0	2,671.1	2,671.1
Total portfolio	$8,075.8	$10,947.8	$59.6	$19,083.2	$17,572.3
Debt	$0	$2,475.1	$0	$2,475.1	$2,164.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2013
Fixed maturities:
U.S. government obligations	$3,741.7	$0	$0	$3,741.7	$3,691.2
State and local government obligations	0	2,138.6	0	2,138.6	2,125.7
Foreign government obligations	15.9	0	0	15.9	15.9
Corporate debt securities	0	3,157.6	0	3,157.6	3,118.8
Subtotal	3,757.6	5,296.2	0	9,053.8	8,951.6
Asset-backed securities:
Residential mortgage-backed	0	1,009.7	.2	1,009.9	994.9
Commercial mortgage-backed	0	2,208.7	31.3	2,240.0	2,224.1
Other asset-backed	0	1,148.9	0	1,148.9	1,143.3
Subtotal asset-backed securities	0	4,367.3	31.5	4,398.8	4,362.3
Redeemable preferred stocks:
Financials	0	134.2	0	134.2	115.7
Utilities	0	65.3	0	65.3	64.9
Industrials	0	145.6	0	145.6	150.4
Subtotal redeemable preferred stocks	0	345.1	0	345.1	331.0
Total fixed maturities	3,757.6	10,008.6	31.5	13,797.7	13,644.9
Equity securities:
Nonredeemable preferred stocks:
Financials	244.0	429.1	36.1	709.2	427.9
Utilities	0	16.8	0	16.8	14.2
Subtotal nonredeemable preferred stocks	244.0	445.9	36.1	726.0	442.1
Common equities:
Common stocks	2,287.4	0	0	2,287.4	1,419.2
Other risk investments	0	0	38.7	38.7	3.1
Subtotal common equities	2,287.4	0	38.7	2,326.1	1,422.3
Total fixed maturities and equity securities	6,289.0	10,454.5	106.3	16,849.8	15,509.3
Short-term investments:
Other short-term investments	751.5	394.6	0	1,146.1	1,146.1
Total portfolio	$7,040.5	$10,849.1	$106.3	$17,995.9	$16,655.4
Debt	$0	$2,231.4	$0	$2,231.4	$2,010.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2013
Fixed maturities:
U.S. government obligations	$3,662.2	$0	$0	$3,662.2	$3,630.4
State and local government obligations	0	2,256.0	0	2,256.0	2,247.3
Foreign government obligations	15.6	0	0	15.6	15.6
Corporate debt securities	0	2,926.6	0	2,926.6	2,885.0
Subtotal	3,677.8	5,182.6	0	8,860.4	8,778.3
Asset-backed securities:
Residential mortgage-backed	0	1,127.7	.2	1,127.9	1,110.1
Commercial mortgage-backed	0	2,131.5	29.0	2,160.5	2,154.4
Other asset-backed	0	1,077.7	0	1,077.7	1,073.0
Subtotal asset-backed securities	0	4,336.9	29.2	4,366.1	4,337.5
Redeemable preferred stocks:
Financials	0	102.8	0	102.8	84.2
Utilities	0	65.6	0	65.6	64.9
Industrials	0	145.5	0	145.5	150.4
Subtotal redeemable preferred stocks	0	313.9	0	313.9	299.5
Total fixed maturities	3,677.8	9,833.4	29.2	13,540.4	13,415.3
Equity securities:
Nonredeemable preferred stocks:
Financials	240.8	414.6	39.0	694.4	431.5
Utilities	0	16.8	0	16.8	14.2
Subtotal nonredeemable preferred stocks	240.8	431.4	39.0	711.2	445.7
Common equities:
Common stocks	2,530.0	0	0	2,530.0	1,450.6
Other risk investments	0	0.5		.5	.5
Subtotal common equities	2,530.0	0.5		2,530.5	1,451.1
Total fixed maturities and equity securities	6,448.6	10,264.8	68.7	16,782.1	15,312.1
Short-term investments:
Other short-term investments	987.8	284.8	0	1,272.6	1,272.6
Total portfolio	$7,436.4	$10,549.6	$68.7	$18,054.7	$16,584.7
Debt	$0	$2,073.7	$0	$2,073.7	$1,860.9
Our portfolio valuations, excluding the other short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. During the first quarter 2014, we had two nonredeemable preferred stocks with a value of $41.7 million that were transferred from Level 2 to Level 1 due to the availability of a consistent exchange price; no securities were transferred during the second or third quarter 2014. We did not have any transfers between Level 1 and Level 2 during the year ended December 31, 2013. We recognize transfers between levels at the end of the reporting period.
Our short-term security holdings classified as Level 1 are highly liquid, actively marketed, and have a very short duration, primarily 30 days or less to redemption. These securities are held at their original cost, adjusted for any accretion of discount, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated auction securities issued by municipalities that contain a redemption put feature back to the auction pool with a redemption period typically less than seven days. The auction pool is created by a liquidity provider and if the auction is not available at the end of the seven days, we have the right to put the security back to the issuer at par.

At September 30, 2014, vendor-quoted prices represented 54% of our Level 1 classifications (excluding short-term investments), compared to 59% at September 30, 2013 and 56% at December 31, 2013. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At September 30, 2014, vendor-quoted prices comprised 96% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 4%, compared to 97% and 3% and 98% and 2% at September 30, 2013 and December 31, 2013, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2014 and 2013, and December 31, 2013, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
At both September 30, 2014 and December 31, 2013, we did not have any private common equity securities that were priced internally. At September 30, 2013, we had one private common equity security with a value of $38.0 million that was priced internally; the security was sold prior to the end of 2013 at that price. At September 30, 2014, we held one private preferred equity security, with a value of $46.7 million, that was priced internally. The same security had a value of $36.1 million at September 30, 2013 and $39.0 million at December 31, 2013. At September 30, 2014 and 2013, and December 31, 2013, we did not hold any securities in our fixed-maturity portfolio that were priced internally.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2014 and 2013:

	Level 3 Fair Value
	Three Months Ended September 30, 2014
(millions)	Fair Value at June 30, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)[1]	Fair Value at Sept. 30, 2014
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$0	$0	$0	$0	$0	$0	$0	$0
Commercial mortgage-backed	27.6	(1.2)	0	0	0	(.3)	(13.6)	12.5
Total fixed maturities	27.6	(1.2)	0	0	0	(.3)	(13.6)	12.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	43.8	0	0	0	0	2.9	0	46.7
Common equities:
Other risk investments	.5	(.1)	0	0	0	0	0.4
Total Level 3 securities	$71.9	$(1.3)	$0	$0	$0	$2.6	$(13.6)	$59.6
1The $13.6 million was transferred out of Level 3 and into Level 2 due to an improvement in the security's underlying collateral and an increase in liquidity and market activity in comparable securities.
2The $2.9 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Nine Months Ended September 30, 2014
(millions)	Fair Value at Dec. 31, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)[1]	Fair Value at Sept. 30, 2014
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	$0	$0	$(.1)	$.1	$(.2)	$0	$0
Commercial mortgage-backed	29.0	(3.0)	0	0	0.1		(13.6)	12.5
Total fixed maturities	29.2	(3.0)	0	(.1)	.1	(.1)	(13.6)	12.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	39.0	0	0	0	0	7.7	0	46.7
Common equities:
Other risk investments	.5	(.1)	0	0	0	0	0.4
Total Level 3 securities	$68.7	$(3.1)	$0	$(.1)	$.1	$7.6	$(13.6)	$59.6
1The $13.6 million was transferred out of Level 3 and into Level 2 due to an improvement in the security's underlying collateral and an increase in liquidity and market activity in comparable securities.
2The $7.7 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Three Months Ended September 30, 2013
(millions)	Fair Value at June 30, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)[1]	Fair Value at Sept. 30, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$157.1	$(17.0)	$0	$0	$0	$1.5	$(141.4)	$.2
Commercial mortgage-backed	27.6	(.3)	0	0	0	4.0	0	31.3
Total fixed maturities	184.7	(17.3)	0	0	0	5.5	(141.4)	31.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	34.8	0	0	0	0	1.3	0	36.1
Common equities:
Other risk investments	38.7	0	0	0	0	0	0	38.7
Total Level 3 securities	$258.2	$(17.3)	$0	$0	$0	$6.8	$(141.4)	$106.3
1The $141.4 million was transferred out of Level 3 and into Level 2 due to an increase in liquidity and trading volume in the market.
2The $1.3 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Nine Months Ended September 30, 2013
(millions)	Fair Value at Dec. 31, 2012	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)[1]	Fair Value at Sept. 30, 2013
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$45.5	$(28.6)	$125.1	$0	$0	$(.4)	$(141.4)	$.2
Commercial mortgage-backed	25.3	(1.1)	0	0	0	7.1	0	31.3
Total fixed maturities	70.8	(29.7)	125.1	0	0	6.7	(141.4)	31.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	31.9	0	0	0	0	4.2	0	36.1
Common equities:
Other risk investments	12.0	(.1)	.3	0	(.5)	27.0	0	38.7
Total Level 3 securities	$114.7	$(29.8)	$125.4	$0	$(.5)	$37.9	$(141.4)	$106.3
1The $141.4 million was transferred out of Level 3 and into Level 2 due to an increase in liquidity and trading volume in the market.
2The $4.2 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2014 and 2013, and December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Sept. 30, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$0
Commercial mortgage-backed	12.5	External vendor	Prepayment rate[1]	0
Total fixed maturities	12.5
Equity securities:
Nonredeemable preferred stocks:
Financials	46.7	Multiple of tangible net book value	Price to book ratio multiple	1.9
Subtotal Level 3 securities	59.2
Pricing exemption securities[2]	.4
Total Level 3 securities	$59.6

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Sept. 30, 2013	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$.2	External vendor	Prepayment rate[1]	0
Commercial mortgage-backed	31.3	External vendor	Prepayment rate[2]	0
Total fixed maturities	31.5
Equity securities:
Nonredeemable preferred stocks:
Financials	36.1	Multiple of tangible net book value	Price to book ratio multiple	1.9
Subtotal Level 3 securities	67.6
Pricing exemption securities[3]	38.7
Total Level 3 securities	$106.3

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
Note 4 Debt — Debt consisted of:

	September 30, 2014		September 30, 2013		December 31, 2013
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
7% Notes due 2013	$0	$0	$150.0	$150.0	$0	$0
3.75% Senior Notes due 2021	497.8	527.9	497.5	516.7	497.6	509.1
6 5/8% Senior Notes due 2029	295.4	390.9	295.3	362.0	295.3	359.6
6.25% Senior Notes due 2032	394.8	510.3	394.6	478.2	394.6	473.7
4.35% Senior Notes due 2044	346.3	352.7	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	630.0	693.3	673.2	724.5	673.4	731.3
Total	$2,164.3	$2,475.1	$2,010.6	$2,231.4	$1,860.9	$2,073.7

During the third quarter 2014 and 2013, we repurchased, in the open market, $44.3 million and $54.1 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"); no other debt repurchases occurred during either year. Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.8 million in 2014 and $4.3 million last year. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.5 million on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement during 2014, and $0.8 million during 2013.

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
During the first quarter 2014, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association ("PNC") in the maximum principal amount of $100 million. The prior line of credit, entered into in the first quarter 2013, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate and the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th date after the advance or, if earlier, on March 25, 2015, the expiration date of the Line of Credit. Prepayments are permitted without penalty. All advances under the Line of Credit are subject to PNC's discretion. We had no borrowings under the Line of Credit or the prior line of credit during the first nine months of 2014 or throughout 2013.

Note 5 Income Taxes — At September 30, 2014 and 2013, and December 31, 2013, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the nine months ended September 30, 2014, there have been no material changes in our uncertain tax positions or effective tax rate.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2014	2013
Income taxes	$355.0	$340.0
Interest	74.7	81.9
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominately by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, and tow markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (“CAIP”) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with unaffiliated insurance companies. All segment revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,235.2	$147.0	$2,162.7	$122.0	$6,680.7	$468.5	$6,421.4	$428.4
Direct	1,848.9	107.6	1,693.4	107.3	5,435.1	294.3	5,020.4	360.5
Total Personal Lines[1]	4,084.1	254.6	3,856.1	229.3	12,115.8	762.8	11,441.8	788.9
Commercial Lines	456.0	85.1	446.8	26.3	1,340.1	204.4	1,317.3	73.7
Other indemnity	0.1		.1	(6.2)	0	(5.3)	.2	(9.7)
Total underwriting operations	4,540.1	339.8	4,303.0	249.4	13,455.9	961.9	12,759.3	852.9
Fees and other revenues[2]	75.9	NA	76.0	NA	223.1	NA	215.3	NA
Service businesses	15.0	1.5	11.3	.2	38.8	2.7	30.3	.2
Investments[3]	139.9	136.0	135.3	130.1	502.2	488.2	551.5	537.0
Gains (losses) on extinguishment of debt	(4.8)	(4.8)	(4.3)	(4.3)	(4.8)	(4.8)	(4.3)	(4.3)
Interest expense	NA	(30.7)	NA	(30.4)	NA	(87.0)	NA	(91.4)
Consolidated total	$4,766.1	$441.8	$4,521.3	$345.0	$14,215.2	$1,361.0	$13,552.1	$1,294.4

1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned in the first nine months of 2014, compared to 91% in all other periods presented; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2Pretax profit (loss) for fees and other revenues is allocated to operating segments.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	6.6%	93.4	5.6%	94.4	7.0%	93.0	6.7%	93.3
Direct	5.8	94.2	6.3	93.7	5.4	94.6	7.2	92.8
Total Personal Lines	6.2	93.8	5.9	94.1	6.3	93.7	6.9	93.1
Commercial Lines	18.6	81.4	5.9	94.1	15.2	84.8	5.6	94.4
Other indemnity[1]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.5	92.5	5.8	94.2	7.1	92.9	6.7	93.3

1Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2013, the Board determined the target percentage for 2014 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2013 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our core insurance operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2014, the Gainshare factor was 1.38. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. However, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2014 were to be paid, the Board would likely declare the 2014 annual dividend in December 2014, with a record date in January 2015 and payment shortly thereafter. For the nine months ended September 30, 2014, our comprehensive income was $931.8 million, which is higher than the $625.2 million of after-tax underwriting income for the same period.
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

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1,3]	Foreign currency translation adjustment
Balance at June 30, 2014	$1,598.2	$(559.3)	$1,038.9	$1,035.3	$2.5	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	(62.5)	21.9	(40.6)	(40.6)	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(.5)	.1	(.4)	0	0	(.4)
Total other comprehensive income (loss) before reclassifications	(63.0)	22.0	(41.0)	(40.6)	0	(.4)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(.1)	0	(.1)	(.1)	0	0
Net realized gains (losses) on securities[2]	38.3	(13.4)	24.9	24.6	.3	0
Interest expense[3]	.5	(.1)	.4	0.4		0
Total reclassification adjustment for amounts realized in net income	38.7	(13.5)	25.2	24.5	.7	0
Total other comprehensive income (loss)	(101.7)	35.5	(66.2)	(65.1)	(.7)	(.4)
Balance at September 30, 2014	$1,496.5	$(523.8)	$972.7	$970.2	$1.8	$.7

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1,3]	Foreign currency translation adjustment
Balance at December 31, 2013	$1,464.1	$(512.4)	$951.7	$947.0	$4.1	$.6
Other comprehensive income (loss) before reclassifications:
Investment securities	258.2	(90.3)	167.9	167.9	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	(1.6)	.6	(1.0)	0	(1.0)	0
Foreign currency translation adjustment	.3	(.2)	.1	0	0.1
Total other comprehensive income (loss) before reclassifications	256.9	(89.9)	167.0	167.9	(1.0)	.1
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(.1)	0	(.1)	(.1)	0	0
Net realized gains (losses) on securities[2]	223.1	(78.0)	145.1	144.8	.3	0
Interest expense[3]	1.5	(.5)	1.0	0	1.0	0
Total reclassification adjustment for amounts realized in net income	224.5	(78.5)	146.0	144.7	1.3	0
Total other comprehensive income (loss)	32.4	(11.4)	21.0	23.2	(2.3)	.1
Balance at September 30, 2014	$1,496.5	$(523.8)	$972.7	$970.2	$1.8	$.7

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1]	Foreign currency translation adjustment
Balance at June 30, 2013	$1,252.6	$(438.4)	$814.2	$807.6	$5.4	$1.2
Other comprehensive income (loss) before reclassifications:
Investment securities	111.9	(39.2)	72.7	72.7	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(.4)	.2	(.2)	0	0	(.2)
Total other comprehensive income (loss) before reclassifications	111.5	(39.0)	72.5	72.7	0	(.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.9)	.7	(1.2)	(1.2)	0	0
Net realized gains (losses) on securities[2]	25.6	(9.0)	16.6	16.1	.5	0
Interest expense	.6	(.2)	.4	0.4		0
Total reclassification adjustment for amounts realized in net income	24.3	(8.5)	15.8	14.9	.9	0
Total other comprehensive income (loss)	87.2	(30.5)	56.7	57.8	(.9)	(.2)
Balance at September 30, 2013	$1,339.8	$(468.9)	$870.9	$865.4	$4.5	$1.0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions[1]	Foreign currency translation adjustment
Balance at December 31, 2012	$1,340.0	$(469.0)	$871.0	$862.7	$6.1	$2.2
Other comprehensive income (loss) before reclassifications:
Investment securities	192.6	(67.4)	125.2	125.2	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	.4	(.1)	.3	.3	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	(1.9)	.7	(1.2)	0	0	(1.2)
Total other comprehensive income (loss) before reclassifications	191.1	(66.8)	124.3	125.5	0	(1.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(3.5)	1.3	(2.2)	(2.2)	0	0
Net realized gains (losses) on securities[2]	193.2	(67.7)	125.5	125.0	.5	0
Interest expense	1.6	(.5)	1.1	0	1.1	0
Total reclassification adjustment for amounts realized in net income	191.3	(66.9)	124.4	122.8	1.6	0
Total other comprehensive income (loss)	(.2)	.1	(.1)	2.7	(1.6)	(1.2)
Balance at September 30, 2013	$1,339.8	$(468.9)	$870.9	$865.4	$4.5	$1.0

1Entered into for the purpose of managing interest rate risk associated with our debt issuances.
2During both the third quarter and first nine months of 2014, we reclassified $0.5 million, on a pretax basis, from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement, reflecting the portion of the unrealized gain on forecasted transactions that was related to the portion of the 6.70% Debentures repurchased during the period, compared to $0.8 million during the third quarter and first nine months of 2013 (see Note 4 - Debt for further discussion).
3We expect to reclassify $2.0 million (pretax) into income during the next 12 months, related to the net unrealized gains on forecasted transactions.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2014. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our Annual Report to Shareholders for the year ended December 31, 2013, which is included as Exhibit 13 to our Annual Report on Form 10-K ( the "Annual Report to Shareholders"). In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation to our consolidated financial statements in our Annual Report to Shareholders.

Note 11 New Accounting Standards — In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) related to the accounting for revenue from contracts with customers. This standard is intended to help reduce diversity in practice and enhance comparability between entities related to revenue recognition and is effective for fiscal years beginning after December 15, 2016 (2017 for calendar-year companies). Since the accounting for insurance contracts is outside of the scope of this ASU, we do not expect this standard to have a significant impact on our financial condition, cash flows, and results of operations.

In June 2014, the FASB issued an ASU related to the accounting for share-based payments when the terms of an employee award can be achieved after the requisite service period. To the extent the equity awards contain provisions that permit employees who leave the company before the performance targets are reached and the awards later vest,  to receive some or all of the benefits of the award, this standard requires companies to recognize the compensation cost during the employees' remaining service period. This standard is effective for fiscal years beginning after December 15, 2015 (2016 for calendar-year companies). We plan to adopt this standard prospectively.  Although this standard may require an acceleration of the expense recognition of our share-based payment awards, we do not expect it to have a significant impact on our financial condition, cash flows, and results of operations.

In June 2014, the FASB also issued an ASU related to repurchase-to-maturity transactions, repurchase financings, and related disclosures. The intent is to clarify that repurchase-to-maturity transactions should be accounted for and disclosed as secured borrowings, rather than potentially accounted for as sales, as permissible under certain circumstances in the previous guidance. This guidance is effective for annual and interim periods after December 15, 2014 (2015 for calendar-year companies). We do not typically engage in these type of transactions; therefore, we do not expect this standard to have a significant impact on our financial condition, cash flows, and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the third quarter 2014, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 6% and 2%, respectively, on a year-over-year basis. Net income for the third quarter was $296.1 million, or $.50 per share, up from $232.4 million, or $.39 per share, in the third quarter 2013. The 27% increase in net income reflects underwriting profitability of 7.5%, or $339.8 million, for the quarter, 1.7 points better than last year. The improved results were attributable primarily to higher profitability in Commercial Lines, and to a lesser extent in our Personal Lines business. Net realized gains on our investment portfolio were $38.2 million for the third quarter 2014, compared to $27.9 million in the third quarter last year. Our pretax investment income, excluding realized gains and losses and net of investment expenses, was down 4% on a quarter-over-prior-year quarter basis, due to lower yields year over year. Comprehensive income, which includes the impact of both realized and unrealized gains and losses, was down 20% over the third quarter last year, primarily due to much lower equity market returns in the third quarter 2014, compared to the high returns in the same period last year. At September 30, 2014, our total capital position (debt plus equity) was $9.1 billion, compared to $9.0 billion at June 30, 2014.
A. Operations
During the third quarter 2014, we realized an increase in net premiums written of 6% on a companywide basis, compared to the prior year period, reflecting growth in all of our businesses. Our Agency and Direct Personal Lines businesses grew 3% and 11%, respectively, and our Commercial Lines business increased 6%. To analyze growth, we review written premium per policy (e.g., rates), new business applications (i.e., issued policies), and customer retention.
For the third quarter, on a year-over-year basis, written premium per policy increased 5% in our Agency auto business, 4% in our Direct auto business, 4% in our Commercial Lines business, and 1% for our special lines products. The increases resulted from both rate changes and shifts in our mix of business. Overall, our rates are up slightly year over year, with most of the rate increases taken in the first half of 2014. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs and react quickly as we recognize loss cost trends at the state level.
Personal Lines new applications for the third quarter decreased 3%, compared with the same period last year, reflecting a 14% decrease for our Agency auto business, partially offset by increases of 7% and 1% for our Direct auto business and special lines products, respectively. The decline in new business in Agency auto was due in part to rate and underwriting actions we took early in 2014 in several states to meet margin targets, as well as actions by our competitors to increase their competitiveness in the marketplace. Our Commercial Lines new applications increased 3%, driven by slight rate decreases taken during the quarter, as well as the lifting of some of the underwriting restrictions we had previously implemented.
During the third quarter 2014, our renewal applications increased 4% in Personal Lines and declined 1% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business renewal applications, which grew 7%, while Agency auto and special lines renewal applications were up 1% and 3%, respectively.
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

•
Expansion of our mobile acquisition capabilities – now that our technology is able to provide the capability for almost all combinations of cars and drivers to be quoted on a mobile device, we are continuing with our efforts to provide people the opportunity to transact all their business with us on any device they choose (e.g., smartphone, tablet).

•
Multi-product penetration – our relationships with non-affiliated homeowner insurance carriers continue to grow, as many of our customers now bundle auto and property coverages. To further develop our bundling strategy, we are now writing our own renters insurance product through our Agency channel in two states.

•
Refinement of our core product design – we continually look for ways to provide consumers with distinctive auto insurance options. We expect to begin the roll out of the next generation of our auto program in December, which will include, among other features, modifying our approach to pricing preferred customers and to our Snapshot offering.

On a companywide basis, year-over-year, policies in force grew 2%, with Personal Lines growing 2% and Commercial Lines down 1%. Our Direct auto business grew 7%, our Agency auto business declined 1%, and our special lines policies grew 1% over last year. We ended the third quarter with 13.3 million Personal Lines policies in force, up about 264,400 policies in force from the third quarter 2013, but down 41,100 policies in force from the end of the second quarter 2014.
To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy was flat for our Agency auto business and increased 6% for our Direct auto business, on a year-over-year basis. Our policy life expectancy for our special lines products decreased 1% and decreased 3% for our Commercial Lines business compared to last year.
Last quarter we began to disclose policy life expectancy for our personal auto products using a trailing 3-month measure. Although using a trailing 3-month measure does not address seasonality and can create more volatility, this measure is more responsive to current experience and can be an indicator in how our retention rates are moving. Our trailing 3-month policy life expectancy, on a year-over-year basis, was up 1% in Direct auto and down 6% in Agency auto resulting from increased rate competitiveness in the Agency channel along with various actions we took to restrict writing unprofitable business.
B. Investments and Capital Management
The fair value of our investment portfolio was $19.1 billion at September 30, 2014. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

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
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At September 30, 2014, 21% of our portfolio was allocated to Group I securities and 79% to Group II securities, compared to 22% and 78%, respectively, at December 31, 2013.
Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.3% for the third quarter 2014, compared to 1.3% for the third quarter 2013. Our common stock and fixed-income portfolios both contributed to these total returns with FTE returns of 0.2% and 0.3%, respectively, for the third quarter 2014, and 6.3% and 0.6%, respectively, for the third quarter 2013. The overall decrease is primarily the result of the decline in the equity market. At both September 30, 2014 and 2013, the fixed-income portfolio had a weighted average credit quality of AA-. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities.
Our recurring investment income generated a pretax book yield of 2.3% during the third quarter 2014, compared to 2.6% during the third quarter 2013. The decrease in yield from third quarter 2013 to 2014 was the result of investing new money, including reinvestment of cash, in short duration paper with lower yields, a slight decrease in our portfolio duration, which included an increase in the amount of short-term paper we hold, and some sales of higher book yield securities at realized gains. At September 30, 2014, our duration was 1.6 years, compared to 2.0 years at September 30, 2013. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
At September 30, 2014, we held $20.2 million in Australian government obligations to support our Australian operations, as well as $150.0 million in commercial paper issued by two Canadian provinces, included as part of our short-term investments; we held no other foreign sovereign debt. As of that date, we also held $505.2 million of U.S. dollar-denominated corporate bonds and nonredeemable preferred stocks issued by companies that are domiciled, or whose parent companies are domiciled, in European countries. Of these securities, $78.8 million are U.K.-domiciled financial institution nonredeemable preferred stocks and $426.4 million are corporate bonds from U.K. and other European companies primarily in the consumer, industrial, energy, and communications industries. In total, our European-domiciled fixed-income securities represented approximately 3% of our portfolio at September 30, 2014.
We manage our investing and financing activities in order to maintain sufficient capital to support all of the insurance we can profitably write and service. Our total capital position was $9.1 billion at September 30, 2014, compared to $8.1 billion at December 31, 2013.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $1.7 billion for the first nine months of both 2014 and 2013.
We held total capital (debt plus equity) of $9.1 billion, at book value, at September 30, 2014, compared to $8.8 billion and $8.1 billion at September 30, 2013 and December 31, 2013, respectively. Our debt-to-total capital ratio was 23.8%, 22.8%, and 23.1% at September 30, 2014 and 2013, and December 31, 2013, respectively, reflecting the impact of a debt issuance and debt extinguishments during the last 12 months.
As discussed below, during the third quarter 2014, we repurchased $44.3 million of our outstanding debt in the open market, compared to $54.1 million during the third quarter 2013. In addition, during the fourth quarter 2013, we retired all $150 million of our 7% Notes at maturity. We financed these transactions through available cash.
During the second quarter 2014, we issued $350 million of our 4.35% Senior Notes due 2044 in an underwritten public offering. We received net proceeds, after deducting underwriter's discounts and commissions and other expenses related to the issuance, of approximately $345.6 million, which were added to our investment portfolios. We issued this debt to take advantage of attractive terms in the market. We plan to use these funds for general corporate purposes, which may include the repurchase of our outstanding securities and repayment or redemption of outstanding indebtedness, among other uses.
Year-over-year, interest expense was relatively flat for the third quarter 2014, and down 5% for the first nine months of 2014, reflecting lower average interest rates on our outstanding debt.

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

During the first nine months of 2014 and at all times during 2013, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer.
The amount of capital in our third layer allowed us to take several actions to deploy underleveraged capital, including:

•
Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, reducing our future interest expense, when management believes that such securities are attractively priced and capital is available for such a purpose. During the third quarter 2014 and 2013, we repurchased, in the open market, $44.3 million and $54.1 million, respectively, in principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the amounts paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.8 million in 2014 and $4.3 million last year.

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of September 30, 2014, we had 21.5 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2014	2013	2014	2013
Total number of shares purchased	3.9	1.5	9.6	6.8
Total cost	$94.7	$38.1	$234.7	$164.8
Average price paid per share	$24.60	$25.32	$24.48	$24.35

•
Dividends. As part of our capital management activities, in February 2014 and 2013, we paid annual variable dividends of $.4929 per share and $.2845 per share, respectively, which were each declared in December of the prior year. In addition to the annual variable dividend, the Board of Directors declared a $1.00 per common share special dividend in December 2013, which was paid in February 2014.

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the nine months ended September 30, 2014 or at any point in 2013. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
During the first quarter 2014, we renewed the unsecured, discretionary line of credit with PNC Bank, National Association (“PNC”) in the maximum principal amount of $100 million. The prior line of credit, which was entered into during the first quarter 2013, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable, daily rate, and must be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, March 25, 2015. We had no borrowings under either line of credit during the first nine months of 2014 or throughout 2013.
We had no open repurchase commitments at September 30, 2014 or 2013 or December 31, 2013. We did not enter into any repurchase commitment transactions during the first nine months of 2014. During the first nine months of 2013, we entered into repurchase commitment transactions for 48 days, including 34 days during the third quarter 2013. In these transactions, we loaned U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities, as described in more detail below under Results of Operations - Investments; Repurchase and Reverse Repurchase Transactions. These investment transactions were entered into to enhance the yield from our fixed-income portfolio and not as a source of liquidity or funding for our operations.

B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2014, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Other
As of September 30, 2014, we have in operation 65 Service Centers in 50 metropolitan areas across the country, that are designed to provide end-to-end resolution for auto physical damage losses. Currently, we own approximately 85% of our Service Centers and lease the remaining sites. In 40 of these centers, we have combined a claims office with a Service Center to improve our efficiency and manage costs. In an effort to provide the Service Center experience to more of our expanding customer population, we plan to open two new Service Centers during the fourth quarter 2014 and one to two more Service Centers over the next two years, each co-located with a full service claims office. Based on our historical experience, the cost of these facilities, excluding land, is estimated to average $4 to $6 million per center, depending on a number of variables, including the size and location of the center, and is expected to be funded through operating cash flows.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2014	2013	% Change	2014	2013	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,284.5	$2,227.3	3	$6,868.1	$6,653.2	3
Direct	1,984.4	1,789.7	11	5,739.9	5,257.1	9
Total Personal Lines	4,268.9	4,017.0	6	12,608.0	11,910.3	6
Commercial Lines	463.4	437.6	6	1,433.0	1,380.8	4
Other indemnity	0	0	NM	0	0	NM
Total underwriting operations	$4,732.3	$4,454.6	6	$14,041.0	$13,291.1	6
NET PREMIUMS EARNED
Personal Lines
Agency	$2,235.2	$2,162.7	3	$6,680.7	$6,421.4	4
Direct	1,848.9	1,693.4	9	5,435.1	5,020.4	8
Total Personal Lines	4,084.1	3,856.1	6	12,115.8	11,441.8	6
Commercial Lines	456.0	446.8	2	1,340.1	1,317.3	2
Other indemnity	0.1		(100)	0.2		(100)
Total underwriting operations	$4,540.1	$4,303.0	6	$13,455.9	$12,759.3	5
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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2014	2013	% Change
POLICIES IN FORCE
Agency auto	4,784.6	4,842.4	(1)
Direct auto	4,453.4	4,172.3	7
Total auto	9,238.0	9,014.7	2
Special lines[1]	4,081.8	4,040.7	1
Total Personal Lines	13,319.8	13,055.4	2
Commercial Lines	517.8	524.7	(1)

1Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as personal umbrella and renters products.

To analyze growth, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2014	2013	2014	2013
APPLICATIONS
Personal Lines:
New	(3)%	6%	0%	(4)%
Renewal	4%	2%	3%	3%
Commercial Lines:
New	3%	(6)%	(3)%	(6)%
Renewal	(1)%	(1)%	(1)%	1%
In our Personal Lines business for both the third quarter and first nine months of 2014, new applications increased in our Direct auto business, while our Agency auto new applications decreased year-over-year and our special lines new applications were relatively flat. Our auto and special lines renewal applications increased in both distribution channels, with the Direct auto channel experiencing more significant increases. We remain focused on providing consumers with distinctive auto insurance options and are continually refining our core product design. We are continuing to roll-out our newest personal auto product model, which incorporates our latest underwriting features.
In our Commercial Lines business, rate increases taken throughout the last two years, as well as new business underwriting restrictions, primarily in our for-hire specialty and for-hire transportation business market targets, contributed to the year-over-year decreases in both new and renewal applications year-to-date. During the third quarter 2014, we lowered rates slightly and lifted some of our new business underwriting restrictions, both of which contributed to the year-over-year new application growth for the quarter.
Snapshot®, our usage-based insurance program, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is currently available to our Agency and Direct auto customers in 45 states plus the District of Columbia. Through our marketing campaigns and other initiatives we continue to expose consumers to the benefits of Snapshot.
We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA). PHA is the program in which we "bundle" our auto product with property insurance provided by eleven unaffiliated insurance carriers. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have a better loss experience. More and more of our auto customers, especially Direct auto customers, are now multi-product customers with combinations of special lines, homeowners, or renters, as well as auto coverage. As of September 30, 2014, PHA was available to Direct customers in 49 states, Agency customers in 25 states, including one state added during the third quarter 2014, and to both

Direct and Agency customers in the District of Columbia. PHA was available to Agency customers in Florida and, in the second quarter 2014, was made available to Direct customers in that state. PHA is not yet available to customers in Alaska. We plan to expand coverage with our key provider for PHA in the Agency channel, American Strategic Insurance, next year.
In the second quarter 2014, we introduced our own renters insurance product in our Agency channel. We are currently offering this product in two states, including one state added during the third quarter 2014. We will roll-out this product to additional states as part of our bundling strategy.
Expanding our capabilities in the mobile space also remains an important initiative. Consumers want the ability to transact all forms of business when and where they want and on whatever device best suits their needs (e.g., smartphone, tablet). We provide consumers with the ability to obtain a quote for and buy an auto insurance policy on our mobile website in all states and the District of Columbia. Our mobile quoting feature allows consumers nationwide to obtain a quote for at least five drivers and four vehicles. In many states, consumers can quote up to twelve drivers and twelve vehicles. We believe this multi-driver, multi-vehicle feature capability meets 99% of consumer needs. We also provide the comparison rate experience on a mobile device in most of the country.
During the third quarter 2014, we enhanced our mobile application for iPhone® and Android smartphones to allow policyholders to easily access their policy documents, make payments directly from their checking account, and view both their payment schedule and billing history. Policyholders can also add endorsements and make account changes from their mobile device, as well as receive text alerts for billing and severe weather. In addition, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is accessible to agents through many brands of tablet computers.
Our application allows policyholders to view, store, and share their digital insurance ID card, which can be used as legal proof of insurance in most of the country. In addition, policyholders can report their claims and submit related photos using the application, as well as use their phone’s GPS capabilities to specify the location of the claim. We also allow consumers to use their phone’s camera to photograph their driver license and/or current insurance card to provide easy data fill for quotes started from our mobile application in 36 states and the District of Columbia. Our Commercial Lines customers can also now view their identification cards and certificates of insurance through this application.
Quotes, sales, payments, and document requests from mobile devices represent low double-digit percentages of all such transactions with Progressive.  We recognize the importance of the mobile space and look for opportunities to add new functionality to our mobile websites and applications.
We are also expanding our Commercial Auto coverage offerings through our latest product model, which simplifies the quoting and claims experience, and provides incentives for customers to stay with us longer. In addition, through our Progressive Commercial AdvantageSM program, we offer general liability and business owners policies and workers’ compensation coverage, all of which are written by unaffiliated insurance companies or agencies. The workers’ compensation coverage is offered in 44 states, while the other products are offered throughout the continental United States.
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2014	2013	2014	2013
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	4%	3%	3%	5%
Commercial Lines	4%	4%	4%	6%
The increased written premium per policy in our personal auto business for both the third quarter and first nine months of 2014 reflects increases in written premium per policy in both our Agency and Direct auto businesses. We selectively raised rates during the first half of 2014, compared to relatively stable rates during 2013, in both our Agency and Direct auto businesses to meet their margin targets. For our Commercial Lines business, the increase in written premium per policy primarily reflects rate increases taken throughout 2013 and continuing into 2014, principally on new business in our for-hire transportation and for-hire specialty business market targets. Adjusting rates is an ongoing process and we will continue to evaluate future rate needs and react quickly as we recognize changing loss cost trends at the state level.

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

	Growth Over Prior Year
	2014	2013
RETENTION MEASURES
Personal Lines - auto
Policy life expectancy
Trailing 3-months	(3)%	(4)%
Trailing 12-months	2%	(7)%
Renewal ratio	(0.2)%	0.3%
Commercial Lines - policy life expectancy (trailing 12-months)	(3)%	1%
The decline in our trailing 3-month policy life expectancy, which reflects more recent experience, is due in part to rate increases in both our Agency and Direct channels, relative to generally flat rate changes in 2013, as well as rate competitiveness in our Agency channel in 2014.
Our Commercial Lines business policy life expectancy has decreased primarily reflecting rate increases taken throughout 2013 and continuing into the first nine months of 2014, mainly in our for-hire specialty, for-hire transportation, and contractor business market targets. Recognizing the importance that retention has on our ability to grow profitably, we emphasize competitive pricing for a given risk, quality service, and having the products and services available for our customers as their needs change during their insurable life.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$147.0	6.6%	$122.0	5.6%	$468.5	7.0%	$428.4	6.7%
Direct	107.6	5.8	107.3	6.3	294.3	5.4	360.5	7.2
Total Personal Lines	254.6	6.2	229.3	5.9	762.8	6.3	788.9	6.9
Commercial Lines	85.1	18.6	26.3	5.9	204.4	15.2	73.7	5.6
Other indemnity[1]	.1	NM	(6.2)	NM	(5.3)	NM	(9.7)	NM
Total underwriting operations	$339.8	7.5%	$249.4	5.8%	$961.9	7.1%	$852.9	6.7%

1Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margins for both the three and nine months ended September 30, 2014 were better than our long-term profitability target of at least 4%. Pricing and market conditions are always significant drivers of underwriting margins over any defined period. Our Personal Lines profitability was lower on a year-over-year basis for the first nine months of 2014, primarily reflecting decreased underwriting profitability in our Direct channel. The Direct channel results through September include unfavorable loss reserve development, primarily in our adjusting and other loss adjustment expense reserves, compared to favorable case loss reserve development last year. The improvement in Commercial Lines profitability is due to a lower loss ratio, mainly resulting from rate increases taken during the last two years, lower frequency, mainly in our truck business, and favorable case reserve development in both the third quarter and first nine months of 2014, compared to unfavorable reserve development in both the third quarter and first nine months of 2013.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Underwriting Performance[1]	2014	2013	Change	2014	2013	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	73.6	74.2	(.6) pts.	73.2	73.0	.2 pts.
Underwriting expense ratio	19.8	20.2	(.4) pts.	19.8	20.3	(.5) pts.
Combined ratio	93.4	94.4	(1.0) pts.	93.0	93.3	(.3) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	74.3	72.5	1.8 pts.	74.1	71.9	2.2 pts.
Underwriting expense ratio	19.9	21.2	(1.3) pts.	20.5	20.9	(.4) pts.
Combined ratio	94.2	93.7	.5 pts.	94.6	92.8	1.8 pts.
Total Personal Lines
Loss & loss adjustment expense ratio	73.9	73.5	.4 pts.	73.6	72.5	1.1 pts.
Underwriting expense ratio	19.9	20.6	(.7) pts.	20.1	20.6	(.5) pts.
Combined ratio	93.8	94.1	(.3) pts.	93.7	93.1	.6 pts.
Commercial Lines
Loss & loss adjustment expense ratio	60.0	73.1	(13.1) pts.	63.2	72.6	(9.4) pts.
Underwriting expense ratio	21.4	21.0	.4 pts.	21.6	21.8	(.2) pts.
Combined ratio	81.4	94.1	(12.7) pts.	84.8	94.4	(9.6) pts.
Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	72.5	73.5	(1.0) pts.	72.6	72.6	0 pts.
Underwriting expense ratio	20.0	20.7	(.7) pts.	20.3	20.7	(.4) pts.
Combined ratio	92.5	94.2	(1.7) pts.	92.9	93.3	(.4) pts.
Accident year loss & loss adjustment expense ratio[3]	73.0	73.6	(.6) pts.	72.4	72.0	.4 pts.

1Ratios are expressed as a percentage of net premiums earned; "fees and other revenues" are netted with underwriting expenses in the ratio calculations.
2Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $0.1 million and $(6.2) million for the three months ended September 30, 2014 and 2013, respectively, and $(5.3) million and $(9.7) million for the nine months ended
September 30, 2014 and 2013, respectively.
3The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2014	2013	2014	2013
Change in net loss and LAE reserves	$60.8	$155.7	$168.1	$338.5
Paid losses and LAE	3,231.0	3,008.5	9,598.7	8,928.2
Total incurred losses and LAE	$3,291.8	$3,164.2	$9,766.8	$9,266.7
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
Our total loss and loss adjustment expense ratio decreased 1.0 point for the third quarter 2014 and was flat for the first nine months of 2014, compared to the same periods in 2013. During the third quarter 2014, we experienced increased loss severity, relatively flat loss frequency, and an increase in average premium per exposure across most coverages, compared to the third quarter 2013. During the third quarter 2014, we also experienced a greater amount of favorable reserve development, compared to the third quarter 2013.

On a year-to-date basis, we saw a slight increase in loss severity, relatively flat loss frequency, slightly higher catastrophe losses, and less unfavorable reserve development, compared to the first nine months of 2013.

The loss and LAE ratio for our Commercial Lines business saw significant improvement for both the third quarter and first nine months of 2014, with decreases of 13.1 points and 9.4 points, respectively, on a year-over-year basis. The improvement is primarily due to rate increases taken during the last two years, lower frequency, mainly in our truck business, and favorable case reserve development in both the third quarter and first nine months of 2014, compared to unfavorable reserve development in both the third quarter and first nine months of 2013.

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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) increased about 4%-6% for both the three and nine months ended September 30, 2014, compared to the prior year periods. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis for the periods indicated:

•	Bodily injury increased about 5%-6% for both the third quarter and first nine months of 2014.

•	Property coverages increased with property damage up about 5%-6% and collision up about 2%-3% for both periods.

•
Personal injury protection (PIP) increased about 17% for the third quarter and about 7% year to date. The quarter-over-prior-year quarter increase was primarily concentrated in New York, Florida, and New Jersey. Approximately half of the increase is due to loss cost increases, with the remainder due to geographic mix shifts, as well as the fact that we had unusually low severity in the third quarter 2013.

It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 1% for the third quarter 2014 and increased about 2% for the first nine months of 2014, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis for the periods indicated:

•	Bodily injury decreased about 2%-3% for both periods.

•	For the third quarter 2014, collision and property damage both decreased about 2%. Year to date, property damage was relatively flat, while collision increased about 3%.

•	PIP decreased approximately 3% for the third quarter and was relatively flat year to date.

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
The following table shows catastrophe losses incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014		2013
Catastrophe losses incurred	$32.4	$34.9	$171.4		$164.5
Increase to combined ratio	.7 pts.	.8 pts.	1.3	pts.	1.3	pts.
We respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2014	2013	2014		2013
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$3.1	$(.9)	$53.9		$28.1
Current accident year	(16.2)	18.3	(41.0)		14.1
Calendar year actuarial adjustment	$(13.1)	$17.4	$12.9		$42.2
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$3.1	$(.9)	$53.9		$28.1
All other development	19.7	4.0	(86.5)		(107.0)
Total development	$22.8	$3.1	$(32.6)		$(78.9)
(Increase) decrease to calendar year combined ratio	.5 pts.	.1 pts.	(.2	) pts.	(.6	) pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced total unfavorable development for the first nine months of both 2014 and 2013.

Year-to-date 2014

•	The unfavorable prior year reserve development was attributable to accident year 2013.

•	Unfavorable reserve development in our personal auto product was partially offset by favorable development in our Commercial Lines business.

•	Of the unfavorable reserve development in our personal auto product, our Agency auto business accounted for approximately 60% and our Direct auto business accounted for about 40%.

•
In our personal auto product, we incurred unfavorable loss development in our PIP coverage. In addition, we had unfavorable loss adjustment expense reserve development primarily affecting the 2013 accident year.

•	The favorable reserve development in our Commercial Lines business was primarily related to favorable case reserve development on our high limit policies.
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

In our loss reserve analysis, we work to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a
Form 8-K on August 8, 2014.
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of “fees and other revenues,” expressed as a percentage of net premiums earned decreased 0.7 points and 0.4 points for the three and nine months ended September 30, 2014, compared to the same periods last year.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	6%	6%
Net premiums earned	6%	6%
Policies in force (at September 30)		2%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in the third quarter and first nine months of both 2014 and 2013. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.
Personal auto represented 91% and 90% of our total Personal Lines net premiums written in the third quarter and first nine months of both 2014 and 2013, respectively. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms, primarily in our Agency channel. The special lines products are typically used more during the warmer weather months and, therefore, would have a negative impact on our total Personal Lines results during those periods and a favorable impact on underwriting profitability during the off season.
Compared to September 30, 2013, policies in force grew 2% for auto and 1% for special lines products. In addition, on a year-over-year basis, for the third quarter and first nine months of 2014, net premiums written for personal auto increased 6% in both periods; special lines net premiums written grew 4% for the third quarter and 3% for the first nine months of 2014.
Our total Personal Lines business generated combined ratios of 93.8 and 93.7 for the third quarter and first nine months of 2014, respectively, compared to 94.1 and 93.1, respectively, last year. In the third quarter 2014, 44 states and the District of Columbia were profitable, including 8 of our 10 largest states; 45 states were profitable year-to-date 2014, including all of our 10 largest states. The special lines products had an unfavorable impact on the total Personal Lines combined ratio for the third quarters of 2014 and 2013 of 0.4 points and 0.9 points, respectively, compared to a favorable impact of 0.9 points and 0.6 points for the first nine months of 2014 and 2013, respectively.
The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	3%	3%
Net premiums earned	3%	4%
Auto: policies in force (at September 30)		(1)%
new applications	(14)%	(7)%
renewal applications	1%	1%
written premium per policy	5%	4%
Retention measures (at September 30):
policy life expectancy - trailing 3-months		(6)%
trailing 12-months		0%
renewal ratio		(0.4)%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. On a year-over-year basis, for the third quarter and first nine months of 2014, we generated new Agency auto application growth in only 9 states and 19 states, respectively, as well as in the District of Columbia for both periods. None of our top ten Agency auto states, based on volume, generated new application growth for the third quarter and only four states experienced an increase year to date. The decrease in new application growth in both the third quarter and first nine months of 2014 was due in part to rate increases we took in selected states in early 2014 to meet our margin targets and various actions taken to restrict writing unprofitable business, as well as actions by our competitors to increase their competitiveness in the marketplace.

The selective rate increases taken in our Agency auto business during both 2014 and 2013 contributed to the increase we experienced in written premium per policy. Written premium per policy for Agency auto increased 4% for new business for the third quarter and first nine months of 2014 and 4%-5% for renewal business for the same periods, compared to the corresponding periods last year.
Our trailing 12-month policy life expectancy was essentially unchanged from a year ago, but the trailing 3-month measure was down 6% reflecting slightly lower renewal ratios, as well as a decline in our mix of preferred auto new business applications.
On a year-over-year basis, Agency auto quotes experienced a slight decrease for both the third quarter and first nine months of 2014. Compared to last year, our Agency auto rate of conversion (i.e., converting a quote to a sale) decreased in both the third quarter and first nine months of 2014, although to a larger extent during the quarter. The decrease in the conversion rate was primarily due to rate increases taken in early 2014, as well as actions by our competitors to increase their competitiveness in the marketplace.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	11%	9%
Net premiums earned	9%	8%
Auto: policies in force (at September 30)		7%
new applications	7%	8%
renewal applications	7%	6%
written premium per policy	4%	2%
Retention measures (at September 30):
policy life expectancy - trailing 3-months		1%
trailing 12-months		6%
renewal ratio		(0.1)%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. We experienced new application growth for both the third quarter and first nine months of 2014 due to an increase in demand, as well as improvement in conversion. For the third quarter 2014, we experienced a year-over-year increase in new Direct auto applications in 36 states and the District of Columbia; seven of our top 10 Direct auto states experienced an increase. On a year-to-date basis, the Direct auto business had new application growth in 40 states and the District of Columbia, including eight of our top 10 states.
Written premium per policy for new Direct auto business increased 4%-5% for both the third quarter and first nine months of 2014 and written premium per policy on renewal business increased 2%-3% in both periods, compared to the same periods last year, reflecting the selective rate increases we took in the first half of 2014.
Our Direct auto business experienced an increase in policy life expectancy of 6% based on our trailing 12-month measure and 1% based on the trailing 3-month measure, in part reflecting the increase in the number of bundled policies.
On a year-over-year basis, the total number of quotes in the Direct business increased 6% for both the third quarter and first nine months of 2014, compared to the same periods last year, driven by an increase in advertising, as well as increased quoting from our mobile application. The overall Direct business conversion rate saw a slight increase in both the third quarter and first nine months of 2014, reflecting solid increases in our phone business conversion rate and a slight increase in conversion of our Internet-initiated business.
The underwriting expense ratio for our Direct business decreased 1.3 points and 0.4 points for the third quarter and first nine months of 2014, respectively, compared to the same periods last year. On a year-over-year basis, advertising costs increased in both periods, although to a lesser extent in the third quarter. We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets. We continue to use “Flo” both in and out of the “Superstore” to provide fresh and engaging messages. In addition, we continued with our branding efforts utilizing the apron, which Progressive people metaphorically tie on as they work to improve the customer experience.

D. Commercial Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	6%	4%
Net premiums earned	2%	2%
Policies in force (at September 30)		(1)%
New applications	3%	(3)%
Renewal applications	(1)%	(1)%
Written premium per policy	4%	4%
Policy life expectancy - trailing 12-months (at September 30)		(3)%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominately by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented 10% of our total net premiums written for the third quarter and first nine months of both 2014 and 2013. This business is primarily distributed through independent agents and operates in the following business market targets:

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
Our Commercial Lines business experienced a decrease in new applications for the first nine months of 2014, compared to last year, driven by significant declines in our contractor business market target, due to rate increases taken throughout the last two years, as well as some underwriting restrictions on new business. During the third quarter 2014, new applications increased as we lowered rates slightly and lifted some of the new business underwriting restrictions. The increase in written premium per policy, for both the third quarter and first nine months of 2014, primarily reflects rate increases taken throughout 2013 and continuing into 2014, principally on new business in our for-hire transportation and for-hire specialty business market targets. Rate increases also contributed to the decrease in policy life expectancy.
E. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses.
Our other indemnity businesses generated an operating profit of $0.1 million for the third quarter 2014 and an operating loss of $5.3 million for the first nine months of 2014, primarily reflecting reserve increases. These businesses generated operating losses of $6.2 million and $9.7 million, respectively, for the three and nine month periods ended September 30, 2013.

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
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of September 30, 2014. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
G. Income Taxes
Income taxes are comprised of net deferred tax assets and liabilities, as well as net current income taxes payable/recoverable. Net deferred income tax assets/liabilities are disclosed on the balance sheets. At September 30, 2014 and December 31, 2013, we reported net deferred tax liabilities, compared to net deferred tax assets at September 30, 2013. The movement to a liability position at both September 30, 2014 and December 31, 2013 from an asset position at September 30, 2013 is primarily due to unrealized gains in the investment portfolio and recognition of losses on sales of securities on which we had previously recorded other-than-temporary impairments.
A deferred tax asset/liability is a tax benefit/expense that is expected to be realized in a future tax return. At September 30, 2014 and 2013 and at December 31, 2013, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the gross deferred tax assets is not assured, management believes it is more likely than not that the gross deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
At September 30, 2014 and 2013, we had net current income taxes payable of $47.6 million and $14.3 million, respectively, which were reported as part of “other liabilities," while at December 30, 2013, we had net current income taxes recoverable of $17.1 million, which were reported as part of "other assets."
There were no material changes in our uncertain tax positions or effective tax rate during the quarter ended September 30, 2014.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2014
Fixed maturities	$13,269.4	69.5%	1.8	AA-
Nonredeemable preferred stocks	763.3	4.0	2.4	BB+
Short-term investments – other	2,671.1	14.0	<.1	AA
Total fixed-income securities	16,703.8	87.5	1.6	AA-
Common equities	2,379.4	12.5	na	na
Total portfolio[2,3]	$19,083.2	100.0%	1.6	AA-
September 30, 2013
Fixed maturities	$13,797.7	76.7%	2.2	AA-
Nonredeemable preferred stocks	726.0	4.0	1.4	BB+
Short-term investments – other	1,146.1	6.4	<.1	AA+
Total fixed-income securities	15,669.8	87.1	2.0	AA-
Common equities	2,326.1	12.9	na	na
Total portfolio[2,3]	$17,995.9	100.0%	2.0	AA-
December 31, 2013
Fixed maturities	$13,540.4	75.0%	2.1	AA-
Nonredeemable preferred stocks	711.2	3.9	1.3	BB+
Short-term investments – other	1,272.6	7.1	<.1	AA+
Total fixed-income securities	15,524.2	86.0	2.0	AA-
Common equities	2,530.5	14.0	na	na
Total portfolio[2,3]	$18,054.7	100.0%	2.0	AA-
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2014, $158.0 million was included in "other liabilities," compared to $63.7 million and $61.3 million at September 30, 2013 and December 31, 2013, respectively.
3The total fair value of the portfolio at September 30, 2014 and 2013, and December 31, 2013 included $1.3 billion, $1.3 billion, and $1.8 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities, as defined in the Overview – Investments and Capital Management section and as reflected in the following tables. We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following table shows the composition of our Group I and Group II securities at September 30, 2014 and 2013, and December 31, 2013:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2014
Group I securities:
Non-investment-grade fixed maturities	$759.7	3.9%
Redeemable preferred stocks[1,2]	182.3	1.0
Nonredeemable preferred stocks	763.3	4.0
Common equities	2,379.4	12.5
Total Group I securities	4,084.7	21.4
Group II securities:
Other fixed maturities[2]	12,327.4	64.6
Short-term investments – other	2,671.1	14.0
Total Group II securities	14,998.5	78.6
Total portfolio	$19,083.2	100.0%
September 30, 2013
Group I securities:
Non-investment-grade fixed maturities	$617.5	3.4%
Redeemable preferred stocks[1,2]	225.1	1.3
Nonredeemable preferred stocks	726.0	4.0
Common equities	2,326.1	12.9
Total Group I securities	3,894.7	21.6
Group II securities:
Other fixed maturities[2]	12,955.1	72.0
Short-term investments – other	1,146.1	6.4
Total Group II securities	14,101.2	78.4
Total portfolio	$17,995.9	100.0%
December 31, 2013
Group I securities:
Non-investment-grade fixed maturities	$592.1	3.3%
Redeemable preferred stocks[1,2]	210.1	1.2
Nonredeemable preferred stocks	711.2	3.9
Common equities	2,530.5	14.0
Total Group I securities	4,043.9	22.4
Group II securities:
Other fixed maturities[2]	12,738.2	70.5
Short-term investments – other	1,272.6	7.1
Total Group II securities	14,010.8	77.6
Total portfolio	$18,054.7	100.0%

1Includes non-investment-grade redeemable preferred stocks of $79.8 million, $105.1 million, and $106.3 million at September 30, 2014 and 2013, and December 31, 2013, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $102.5 million, $120.0 million, and $103.8 million at September 30, 2014 and 2013, and December 31, 2013, respectively.

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

Unrealized Gains and Losses
As of September 30, 2014, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,492.6 million, compared to $1,331.4 million and $1,456.9 million at September 30, 2013 and December 31, 2013, respectively.
The net unrealized gains in our fixed-income portfolio decreased $36.0 million since September 30, 2013 and increased $14.1 million since December 31, 2013. The decrease since September 30, 2013 was due to sales of securities with net realized gains in excess of the increase in the value of many non-treasury bonds. The increase since December 31, 2013 reflects valuation increases in most fixed-income sectors, partially offset by net realized gains on security sales. The contributions by individual sectors to the fixed-income portfolio change in net unrealized gains are discussed below. The net unrealized gains in our common stock portfolio increased $197.2 million and $21.6 million since September 30, 2013 and December 31, 2013, respectively, reflecting the returns in the broad equity market over these periods, adjusting for net gains recognized on security sales.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	September 30, 2014		September 30, 2013		December 31, 2013
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$14,430.2	90.5%	$13,717.2	91.8%	$13,571.5	91.6%
Long term	52.6	.3	60.8	.4	58.2	.4
Non-investment-grade fixed maturities:[2]
Short/intermediate term	1,432.9	9.0	1,107.3	7.4	1,132.5	7.7
Long term	24.8	.2	58.5	.4	50.8	.3
Total	$15,940.5	100.0%	$14,943.8	100.0%	$14,813.0	100.0%

1Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported based upon their projected cash flows, with the cash flows expected in periods of 10 years or greater reported as part of the long-term category. All other securities that do not have a single expected maturity date are reported at average maturity.
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by the lowest rating from a NRSRO. The non-investment-grade securities based upon our Group I modeling were $839.5 million, $722.6 million, and $698.4 million at September 30, 2014 and 2013, and December 31, 2013, respectively.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.6 years at September 30, 2014, compared to 2.0 years at both September 30, 2013 and December 31, 2013. The distribution of duration and convexity (i.e., a measure that demonstrates how the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2014	September 30, 2013	December 31, 2013
1 year	32.7%	18.8%	26.9%
2 years	23.3	23.0	24.9
3 years	16.1	29.1	23.4
5 years	22.1	25.9	22.2
10 years	5.8	3.2	2.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2014	September 30, 2013	December 31, 2013
AAA	46.9%	50.6%	50.8%
AA	14.8	12.4	12.7
A	9.7	7.9	8.2
BBB	17.3	19.4	18.2
Non-investment grade/non-rated[1]	11.3	9.7	10.1
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The non-investment-grade fixed-income securities based upon our Group I classification represented 7.6% of the total fixed-income portfolio at September 30, 2014, compared to 6.8% at September 30, 2013 and 7.1% at December 31, 2013.

The changes in credit quality profile from December 31, 2013 were the result of a shift in the mix of the investment portfolio in the various credit categories and not due to downgrades in credit quality of the securities we held.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. Our credit risk guidelines limit single issuer exposure; however, we also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal parameters and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At September 30, 2014, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities, which are discussed in more detail below, help minimize this risk. During the first nine months of 2014, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Most of our preferred securities either convert from a fixed-rate coupon to a variable-rate coupon after the call date, or remain variable-rate coupon securities after the call date. The variable-rate coupon is determined by adding a benchmark interest rate, which is reset quarterly, to a credit risk premium that was fixed when the security was first issued. Extension risk on holding these securities is limited to the credit risk premium being below that of a new similar security, since the benchmark variable-rate portion of the security’s coupon adjusts for movements in interest rates. Reinvestment risk is similarly limited to receiving a below market level coupon for the credit risk premium portion of a similar security as the benchmark variable interest rate adjusts for changes in short-term interest rate levels. Many of these securities have a minimum or floor coupon that is currently in effect. Since the beginning of 2011, eleven securities that converted from a fixed-rate coupon to a variable-rate coupon had their first call date; three of these securities were called. At September 30, 2014, we continued to hold six of the eight securities that were not called, with a fair value of $187.6 million.
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods. As of September 30, 2014, all of our preferred securities continued to pay their dividends in full and on time.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides an additional source of liquidity, as we expect approximately $0.5 billion, or 5%, and $2.5 billion, or 23%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2014 and all of 2015, respectively. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2014:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$2,194.6	1.4
Two to five years	563.7	3.1
Five to ten years	267.6	7.6
Total U.S. Treasury Notes	3,025.9	2.3
Interest Rate Swaps
Five to ten years ($750 notional value)	37.0	(8.3)
Total interest rate swaps ($750 notional value)	37.0	(8.3)
Total U.S. government obligations	$3,062.9	.2
The interest rate swap positions show a fair value of $37.0 million as they are in an overall asset position at quarter-end, which is fully collateralized by cash payments received from the counterparty. The liability associated with the cash collateral received is reported in the “other liabilities” section of the Consolidated Balance Sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$519.6	$3.4	10.0%	.9	A-
Alt-A collateralized mortgage obligations	195.4	3.3	3.8	1.3	BBB
Collateralized mortgage obligations	715.0	6.7	13.8	1.0	A-
Home equity (sub-prime bonds)	771.5	20.1	14.8	<.1	BBB-
Residential mortgage-backed securities	1,486.5	26.8	28.6	.4	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,000.2	22.7	38.4	3.0	AA-
Commercial mortgage-backed securities: interest only	172.3	6.0	3.3	2.8	AAA-
Commercial mortgage-backed securities	2,172.5	28.7	41.7	3.0	AA-
Other asset-backed securities:
Automobile	715.7	1.4	13.7	.9	AAA
Credit card	296.7	.9	5.7	.8	AAA
Other[1]	538.2	2.1	10.3	1.1	AAA-
Other asset-backed securities	1,550.6	4.4	29.7	1.0	AAA-
Total asset-backed securities	$5,209.6	$59.9	100.0%	1.6	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$266.9	$4.6	6.1%	.8	A-
Alt-A collateralized mortgage obligations	109.0	2.9	2.5	1.6	BBB+
Collateralized mortgage obligations	375.9	7.5	8.6	1.0	A-
Home equity (sub-prime bonds)	634.0	7.5	14.4	<.1	BBB-
Residential mortgage-backed securities	1,009.9	15.0	23.0	.2	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,095.7	9.1	47.6	3.2	AA
Commercial mortgage-backed securities: interest only	144.3	6.8	3.3	2.5	AAA-
Commercial mortgage-backed securities	2,240.0	15.9	50.9	3.1	AA
Other asset-backed securities:
Automobile	568.8	3.0	12.9	1.1	AAA
Credit card	49.0	2.0	1.1	1.8	AAA
Other[1]	531.1	.4	12.1	1.2	AA+
Other asset-backed securities	1,148.9	5.4	26.1	1.2	AAA-
Total asset-backed securities	$4,398.8	$36.3	100.0%	2.0	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2013
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$294.6	$4.4	6.7%	.8	A-
Alt-A collateralized mortgage obligations	143.8	3.4	3.3	1.1	A-
Collateralized mortgage obligations	438.4	7.8	10.0	.9	A-
Home equity (sub-prime bonds)	689.5	10.0	15.8	<.1	BBB-
Residential mortgage-backed securities	1,127.9	17.8	25.8	.2	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,038.6	(.1)	46.7	3.2	AA
Commercial mortgage-backed securities: interest only	121.9	6.2	2.8	2.4	AAA-
Commercial mortgage-backed securities	2,160.5	6.1	49.5	3.1	AA+
Other asset-backed securities:
Automobile	494.1	2.9	11.3	1.2	AAA
Credit card	59.7	1.7	1.4	1.7	AAA
Other[1]	523.9	(.1)	12.0	1.2	AAA-
Other asset-backed securities	1,077.7	4.5	24.7	1.2	AAA-
Total asset-backed securities	$4,366.1	$28.4	100.0%	1.9	AA-

1Includes equipment leases, manufactured housing, and other types of structured debt.
Substantially all of the asset-backed securities have widely available market quotes. As of September 30, 2014, 18.6% of our asset-backed securities were exposed to non-prime mortgage loans (home equity and Alt-A). We reviewed all of our asset-backed securities for other-than-temporary impairment (OTTI) and yield or asset valuation adjustments under current accounting guidance, and we did not record any write-downs during the third quarter and first nine months of 2014, compared to $0.1 million and $0.5 million during the third quarter and first nine months of 2013, respectively. These write-downs occurred in the residential mortgage sectors of our asset-backed portfolio as detailed below.

The increase in asset-backed securities since December 31, 2013, was predominately in our residential mortgage-backed securities and in our other asset-backed securities, where we acquired a combination of automobile and credit card receivable-backed securities. The securities acquired in the residential mortgage-backed sector were primarily short duration, less than one year, with sufficient collateral for the risk profile, while the securities in the other asset-backed category were AAA rated paper primarily with durations less than one year. These securities provided additional portfolio yield without significantly increasing our credit or duration risk over that of comparable short-term paper.

Collateralized Mortgage Obligations At September 30, 2014, 13.8% of our asset-backed securities were collateralized mortgage obligations (CMO), which are a component of our residential mortgage-backed securities. During the third quarter and first nine months of 2014, we did not record any write-downs in our CMO portfolio. During the first nine months of 2013, we recorded $0.1 million of credit loss write-downs on our CMO portfolio due to estimated principal losses in our most recent cash flow projections; we did not have any write-downs during the third quarter 2013. We did not have any write-downs on Alt-A securities during 2013. The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at September 30, 2014, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2014)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$70.9	$0	$6.1	$77.0	10.8%
AA	14.7	17.5	1.6	33.8	4.7
A	281.2	117.6	0	398.8	55.8
BBB	54.6	1.4	0	56.0	7.8
Non-investment grade	90.5	58.9	0	149.4	20.9
Total	$511.9	$195.4	$7.7	$715.0	100.0%
Increase (decrease) in value	.3%	1.7%	13.0%	.8%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, our non-investment-grade securities (i.e., Group I) represent $5.5 million, or 0.8% of the total.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).
Home-Equity Securities At September 30, 2014, 14.8% of our asset-backed securities were home-equity securities, which are a component of our residential mortgage-backed securities. We did not record any write-downs during the third quarter and first nine months of 2014, compared to $0.1 million and $0.4 million, respectively, for the same periods in 2013. The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at September 30, 2014, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home Equity Securities (at September 30, 2014)
($ in millions) Rating[1]	Total	% of Total
AAA	$29.0	3.7%
AA	5.1	.7
A	133.3	17.3
BBB	165.8	21.5
Non-investment grade	438.3	56.8
Total	$771.5	100.0%
Increase (decrease) in value	2.7%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, none of our home equity securities are rated non-investment-grade securities (i.e., Group I).

Commercial Mortgage-Backed Securities At September 30, 2014, 38.4% of our asset-backed securities were commercial mortgage-backed securities (CMBS bonds) and 3.3% were CMBS interest-only securities (IO), collectively the CMBS portfolio. We did not record any write-downs in our CMBS portfolios during either the third quarter or first nine months of 2014 or 2013. The following table details the credit quality rating and fair value of our CMBS and IO portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2014)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
CMBS bonds	$949.8	$416.7	$243.5	$354.1	$36.1	$2,000.2	92.1%
IO	168.6	0	0	0	3.7	172.3	7.9
Total fair value	$1,118.4	$416.7	$243.5	$354.1	$39.8	$2,172.5	100.0%
% of Total fair value	51.5%	19.2%	11.2%	16.3%	1.8%	100.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS bonds, the non-investment-grade securities (i.e., Group I) represent $3.7 million, or 0.2%, of the total.
The securities in the CMBS bond portfolio that are rated BBB or lower had a net unrealized gain of $15.7 million at September 30, 2014 and an average duration of 4.1 years, compared to 3.0 years for the entire CMBS portfolio. The following table summarizes the composition of our CMBS bond portfolio:

CMBS Bond Portfolio (at September 30, 2014)
(millions) Vintage	Multi-Borrower	Single-Borrower	Total
1997-2005	$242.7	$14.8	$257.5
2006-2008	27.6	4.0	31.6
2009-2014	335.6	1,375.5	1,711.1
Total	$605.9	$1,394.3	$2,000.2
CMBS bonds that originated since 2009 are referred to in the market as “CMBS 2.0” and tend to have more conservative underwriting than the 2006-2008 vintages.
We have no multi-borrower deal IOs originated after 2006, with the exception of $160.2 million in Freddie Mac senior multi-family IOs.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at September 30, 2014 and 2013, and December 31, 2013, were $2,172.8 million, $2,138.6 million, and $2,256.0 million, respectively, of state and local government obligations. These securities had a duration of 3.0 years and an overall credit quality rating of AA (excluding the benefit of credit support from bond insurance) at September 30, 2014, compared to 3.1 years and AA+ at September 30, 2013 and 3.1 years and AA at December 31, 2013. These securities had a net unrealized gain of $48.6 million at September 30, 2014, compared to $12.9 million and $8.7 million at September 30, 2013 and December 31, 2013, respectively. During the three and nine months ended September 30, 2014 and 2013, we did not record any write-downs on our municipal portfolio. The following table details the credit quality rating of our municipal securities at September 30, 2014, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2014)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$358.7	$486.4	$845.1
AA	315.2	673.4	988.6
A	0	327.7	327.7
BBB	0	10.9	10.9
Non-investment grade/non-rated	0.5		.5
Total	$673.9	$1,498.9	$2,172.8

Included in revenue bonds were $846.3 million of housing revenue bonds issued by state housing finance agencies, of which $482.7 million were supported by individual mortgages held by the state housing finance agencies and $363.6 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. Government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.
Approximately 4%, or $96.8 million, of our total municipal securities were insured general obligation ($62.3 million) or revenue bonds ($34.5 million), with an overall credit quality rating of AA- at September 30, 2014, excluding the benefit of credit insurance provided by municipal bond insurers. These securities had a net unrealized gain of $2.0 million at September 30, 2014, compared to $3.5 million and $3.0 million at September 30, 2013 and December 31, 2013, respectively. We buy and hold these securities based on our evaluation of the underlying credit without reliance on the municipal bond insurance. Our investment policy does not require us to liquidate securities should the insurance provided by the municipal bond insurers cease to exist.
CORPORATE SECURITIES
Included in our fixed-income securities at September 30, 2014 and 2013, and December 31, 2013, were $2,519.1 million, $3,157.6 million, and $2,926.6 million, respectively, of corporate securities. These securities had a duration of 3.3 years at September 30, 2014, compared to 3.5 years at September 30, 2013 and 3.3 years at December 31, 2013. The overall credit quality rating was BBB- at September 30, 2014, compared to BBB at both September 30, 2013 and December 31, 2013. These securities had net unrealized gains of $17.6 million, $38.1 million, and $40.0 million at September 30, 2014 and 2013, and December 31, 2013, respectively. We did not record any write-downs on our corporate debt portfolio during the three and nine months ended September 30, 2014 or 2013. The table below shows the exposure break-down by sector and rating:

Corporate Securities (at September 30, 2014)
Sector	AA	A	BBB	Non-Investment Grade/Non-Rated	% of Corporate Securities
Consumer	0%	0%	15.8%	16.3%	32.1%
Industrial	0	2.3	18.5	6.4	27.2
Communications	0	1.4	11.2	2.0	14.6
Financial Services	1.2	3.1	14.1	5.1	23.5
Technology	0	0.8		0.8
Basic Materials	0	0	1.4	0	1.4
Energy	0	0.4		0.4
Total	1.2%	6.8%	62.2%	29.8%	100.0%
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2014, we held $284.8 million in redeemable preferred stocks and $763.3 million in nonredeemable preferred stocks, compared to $345.1 million and $726.0 million, respectively, at September 30, 2013, and $313.9 million and $711.2 million at December 31, 2013.
Our preferred stock portfolio had net unrealized gains of $235.8 million, $289.8 million, and $268.6 million, at September 30, 2014 and 2013, and December 31, 2013, respectively. We did not record any write-downs during the three and nine months ended September 30, 2014 or 2013.

Our preferred stock portfolio had a duration of 2.1 years at September 30, 2014, compared to 1.5 years at September 30, 2013, and 2.0 years at December 31, 2013. The overall credit quality rating was BB+ at September 30, 2014 and 2013, and December 31, 2013. Approximately 57% of our preferred stock securities are fixed-rate securities and 43% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Most of the securities are structured to provide some protection against extension risk in the event the issuer elects not to call such securities at their initial call date, by either paying a higher dividend amount or by paying floating-rate coupons. Of our fixed-rate securities, approximately 96% will convert to floating-rate dividend payments if not called at their initial call date. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at September 30, 2014)
Sector	BBB	Non-Investment Grade/Non-Rated	% of Preferred Stock Portfolio
Financial Services
U.S. banks	30.0%	24.9%	54.9%
Foreign banks	2.4	2.1	4.5
Insurance holdings	4.7	14.0	18.7
Other financial institutions	.6	3.7	4.3
Total financial services	37.7	44.7	82.4
Industrials	7.3	4.1	11.4
Utilities	6.2	0	6.2
Total	51.2%	48.8%	100.0%
Approximately 65% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable. In addition, our non-investment-grade preferred stocks were with issuers that primarily maintain investment-grade senior debt ratings.
Common Equities
Common equities, as reported on the balance sheet were comprised of the following:

($ in millions)	September 30, 2014		September 30, 2013		December 31, 2013
Common stocks	$2,379.0	99.9%	$2,287.4	98.3%	$2,530.0	99.9%
Other risk investments	.4	.1	38.7	1.7	.5	.1
Total common equities	$2,379.4	100.0%	$2,326.1	100.0%	$2,530.5	100.0%
At September 30, 2014, 12.5% of the total investment portfolio was in common equities, compared to 12.9% at September 30, 2013 and 14.0% at December 31, 2013. The decrease since December 31, 2013 reflects $296.3 million in sales from our equity-indexed portfolio during January 2014; these securities had a cost basis of $224.4 million. Our indexed common stock portfolio, which makes up 87.4% of our September 30, 2014 common stock holdings, is managed externally to track the Russell 1000 Index with an anticipated annual tracking error of +/- 50 basis points. Our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 670 out of 1,039, or 64%, of the common stocks comprising the Russell 1000 Index at September 30, 2014, which made up 87% of the total market capitalization of the index.
The remaining 12.6% of our common stock portfolio is actively managed by two external managers. At September 30, 2014, the fair value of the actively managed portfolio was $298.8 million, compared to a cost basis of $246.6 million.
We recorded $0.1 million in write-downs on our common equities during the third quarter and first nine months of 2014, compared to $1.8 million and $3.2 million during the third quarter and first nine months of 2013, respectively.
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
INTEREST RATE SWAPS
We entered into interest rate swaps primarily to manage the fixed-income portfolio duration. The $750 million notional value swaps reflected a loss for the first nine months of 2014, as interest rates in the ten-year maturity range have fallen during the year, compared to a gain during the first nine months of 2013 when interest rates increased after the positions were opened. The loss on the $1,263 million notional value swaps closed during the second quarter of 2013 reflected a decline in rates during the year. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Date			September 30,
Term	Effective	Maturity	Coupon	2014	2013	2014	2013	2014	2013
Open:
10-year	04/2013	04/2023	Receive variable	$150	$150	$(.2)	$(.4)	$(8.1)	$9.6
10-year	04/2013	04/2023	Receive variable	185	185	(.3)	(.5)	(9.9)	11.9
10-year	04/2013	04/2023	Receive variable	415	415	(.7)	(1.1)	(22.4)	26.7
Total open positions				$750	$750	$(1.2)	$(2.0)	$(40.4)	$48.2
Closed:
5-year	NA	NA	Receive variable	$0	$400	$0	$0	$0	$(1.0)
5-year	NA	NA	Receive variable	0	500	0	0	0	(1.6)
9-year	NA	NA	Receive variable	0	363	0	0	0	(1.4)
Total closed positions				$0	$1,263	$0	$0	$0	$(4.0)
Total interest rate swaps				$750	$2,013	$(1.2)	$(2.0)	$(40.4)	$44.2
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

During the third quarter 2014 and 2013, we repurchased, in the open market, $44.3 million and $54.1 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”). For the portion of the 6.70% Debentures we repurchased during 2014 and 2013, we reclassified $0.5 million and $0.8 million, respectively, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.
B. Investment Results
Investment income (interest and dividends, before investment and interest expenses) was down for both the third quarter and first nine months of 2014, compared to the same periods last year, reflecting lower yields.
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

The following summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2014	2013	2014	2013
Pretax recurring investment book yield	2.3%	2.6%	2.4%	2.6%
Weighted average FTE book yield	2.6%	2.9%	2.7%	2.9%
FTE total return:
Fixed-income securities	.3%	.6%	2.7%	1.0%
Common stocks	.2%	6.3%	7.4%	21.0%
Total portfolio	.3%	1.3%	3.3%	3.5%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2014	2013	2014	2013
Fixed-income securities:
U.S. Treasury Notes	0%	.4%	0%	1.4%
Municipal bonds	1.3%	1.1%	5.2%	1.5%
Corporate bonds	(.4)%	1.3%	2.7%	.7%
Commercial mortgage-backed securities	.2%	1.2%	3.8%	(.3)%
Collateralized mortgage obligations	.4%	1.2%	2.2%	2.6%
Asset-backed securities	.6%	.4%	2.4%	1.5%
Preferred stocks	.7%	(2.2)%	10.7%	2.9%
Common stock portfolios:
Indexed	.7%	6.1%	8.3%	21.1%
Actively managed	(2.7)%	7.7%	2.4%	20.4%

The decline in FTE total return during 2014 reflects lower equity market returns in 2014, compared to 2013.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2014
Residential mortgage-backed securities	$0	$0	$0	$0	$0	$0
Total fixed-income securities	0	0	0	0	0	0
Common equities	.1	0.1		.1	0.1
Total portfolio	$.1	$0	$.1	$.1	$0	$.1
2013
Residential mortgage-backed securities	$.1	$0	$.1	$.5	$0	$.5
Total fixed-income securities	.1	0.1		.5	0.5
Common equities	1.8	0	1.8	3.2	0	3.2
Total portfolio	$1.9	$0	$1.9	$3.7	$0	$3.7
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2014, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$2,866.3	$19.6	$0	$0	$0	$0
Unrealized loss for 12 months or greater	1,381.8	25.5	0	0	0	0
Total	$4,248.1	$45.1	$0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$45.7	$5.4	$3.9	$1.1	$1.0	$.8
Unrealized loss for 12 months or greater	11.8	1.3	1.3	1.3	0	0
Total	$57.5	$6.7	$5.2	$2.4	$1.0	$.8
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
For the three and nine months ended September 30, 2014, and the three months ended September 30, 2013, we earned less than $50 thousand on the reverse repurchase commitments entered into during those periods. For the nine months ended September 30, 2013, we earned $0.2 million on these types of transactions. We did not have any open reverse repurchase commitments at September 30, 2014, compared to $278.1 million with two counterparties at September 30, 2013, and $200.0 million open with one counterparty at December 31, 2013. For the nine months ended September 30, 2014, our largest outstanding balance of reverse repurchase commitments was $500.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $169.9 million.
We did not enter into any repurchase commitment transactions during the first nine months of 2014. During the first nine months of 2013, we entered into repurchase commitment transactions for 48 days, including 34 days during the third quarter. In these transactions, we loan U.S. Treasury securities to internally approved counterparties in exchange for cash equal to the fair value of the securities. The cash proceeds are invested in unsecured commercial paper issued by large, high-quality institutions. These transactions are entered into as overnight arrangements, and we had no open repurchase commitments at September 30, 2014 and 2013 or December 31, 2013. During the first nine months of 2013, the largest outstanding balance was $252.5 million, which was open for six days; the average daily balance of these repurchase commitments was $94.8 million. We earned income of approximately $43 thousand during the period these transactions were open in 2013.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report, or in the exhibits hereto, that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, snowfalls, hail, and winter conditions); changes in driving patterns; our ability to accurately recognize and appropriately respond in a timely manner to changes in frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.6 years and 2.0 years at September 30, 2014 and December 31, 2013, respectively. The weighted average beta of the equity portfolio was 1.00 and 1.02 at September 30, 2014 and December 31, 2013, respectively. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2014 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	2,338,125	$24.35	52,027,509	22,972,491
August	701,348	24.56	52,728,857	22,271,143
September	808,442	25.34	53,537,299	21,462,701
Total	3,847,915	$24.60
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2014, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.
Item 5. Other Information.
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2014 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 66.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: October 29, 2014	By: /s/ Brian C. Domeck
Brian C. Domeck
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3	3	Code of Regulations of The Progressive Corporation (as amended October 10, 2014)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 3 therein)

10	10	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith