Form 10-K
period 2014-12-31
PROGRESSIVE CORP/OH/
filed 2015-03-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014: $14,825,867,953
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 30, 2015: 588,932,479

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2015, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2014, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has 53 subsidiaries, one mutual insurance company affiliate, and one limited partnership investment affiliate. Our insurance subsidiaries and mutual insurance company affiliate provide personal auto insurance, commercial auto and truck insurance principally for small businesses, and other specialty property-casualty insurance and related services. Our property-casualty insurance products protect our customers against losses due to collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our non-insurance subsidiaries and limited partnership investment affiliate generally support our insurance and investment operations. We operate our businesses throughout the United States and sell personal auto physical damage and property damage liability insurance on an Internet-only basis in Australia.
In December 2014, we signed a purchase agreement to acquire a controlling interest in ARX Holding Corp. (ARX), the parent company of American Strategic Insurance Corp. (ASI) and its affiliates, our current provider of homeowners insurance in the Agency channel (see Narrative Description of Business-Pending Acquisition for further discussion).
(b) Financial Information About Segments
Incorporated by reference from Note 10 - Segment Information in the 2014 Annual Report to Shareholders of The Progressive Corporation and subsidiaries (the "Annual Report"), which is included as Exhibit 13 to this Form 10-K.
(c) Narrative Description of Business
We offer a number of personal and commercial property-casualty insurance products primarily related to motor vehicles. Net premiums written were $18.7 billion in 2014, compared to $17.3 billion in 2013 and $16.4 billion in 2012. Our combined ratio, which we calculate by dividing the sum of our loss and loss adjustment expenses, policy acquisition costs, and other underwriting expenses, net of fees and other revenues, by our net premiums earned, was 92.3 in 2014, 93.5 in 2013, and 95.6 in 2012.
Organization
Auto insurance differs greatly by community because legal requirements and decisions vary by state and because, among other factors, traffic, law enforcement, cultural attitudes, insurance agents, medical services, and auto repair services vary by community. We are organized as follows:

•
Personal Lines – A Group President manages our Personal Lines business, which includes insurance for personal autos and special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items):

•
We currently write personal auto insurance in all 50 of the United States, the District of Columbia, and on an Internet-only basis in Australia. Our personal auto management group is organized by state into four geographic regions in the United States, plus a region for Australia. Each region is led by a general manager. We also have a separate manager for our California Agency organization.

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

•	Customer Operations – Our President of Customer Operations manages our claims and customer relations business functions.

▪
Claims - A Claims Operations Leader manages our claims business function, which is organized into four groups. Three of the groups are organized by geographic region, and one is a countrywide group that provides various claims-related services, including catastrophe response and special investigations. Each group is headed by a general manager, and each handles both Personal Lines and Commercial Lines claims.

▪	Customer Relations - Our customer relations groups conduct direct sales and support our policy servicing, agency distribution, claims, and direct sales operations.

Our executive management team sets policies and makes key strategic decisions. This team includes the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer, as well as our three Presidents (discussed above). The Presidents are responsible for the development and management of our product offerings and customer service processes that are tailored to the unique characteristics and purchasing preferences of customers who shop for and select our insurance products.
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. The Personal Lines business accounted for approximately 90% of total net premiums written during each of the last three years. Our strategy is to be a competitively priced provider of a full line of auto insurance products with distinctive service, distributed through whichever channel the customer prefers. Volume potential is driven by our price competitiveness, brand recognition, service quality, and the actions of our competitors, among other factors. See “Competitive Factors” below for further discussion.
The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•
Personal auto insurance represented approximately 90% of our total Personal Lines net premiums written for each of the last three years. This business includes Snapshot®, our usage-based insurance program, which is available to consumers through both the Agency and Direct channels in 45 states and the District of Columbia. During 2014, we wrote over $2.6 billion of premium with customers who are part of our Snapshot program.

We ranked fourth in market share in the U.S. private passenger auto market for 2013 based on net premiums written and believe that we held that position for 2014. There are approximately 310 competitors in this market. Progressive and the other leading 14 private passenger auto insurers, each of which writes over $2.0 billion of premiums, comprise about 75% of this market. For 2013, the industry net premiums written for private passenger auto insurance in the United States was $174.5 billion, and our share of this market was approximately 8.7%, compared to $168.0 billion and 8.5% in 2012, respectively; comparable industry data is not available for 2014 at this time. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

•
Special lines products include insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, and represented about 10% of our Personal Lines business. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest providers of these products, and that we have been the market share leader for the motorcycle product since 1998. As of December 31, 2014, we offered a personal umbrella insurance product in 37 states and the District of Columbia through certain independent agents and to Direct customers via telephone. We also offered a renters insurance product in three states through certain independent agents as of December 31, 2014; we intend to roll out this product to additional states and agents as part of our bundling strategy.

Our Personal Lines products are sold through both the Agency and Direct channels.

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency business represented 54% of our Personal Lines volume in 2014, compared to 56% in both 2013 and 2012.

•
The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The Direct business represented 46% of our Personal Lines volume in 2014, compared to 44% in both 2013 and 2012.

In our Personal Lines segment, we are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA). PHA is the program in which we “bundle” our auto product with property insurance provided by unaffiliated insurance carriers. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. As of December 31, 2014, PHA was available to Direct customers in 49 states, Agency customers in 26 states, including three states added during 2014, and to both Direct and Agency customers in the District of Columbia. PHA is available to Agency customers in Florida and, in 2014, was made available to Direct customers in that state. PHA is not yet available to customers in Alaska. In the Direct channel, PHA is provided by 12 unaffiliated insurance carriers. In the Agency channel, ASI will be our exclusive provider of homeowners products for new business (see "Pending Acquisition" below for further discussion).
Commercial Lines
The Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominately by small businesses as a part of the commercial auto market. This business represented approximately 10% of our total net premiums written during each of the last three years. Our Commercial Lines customers on average insure approximately two vehicles. Even though we continue to write over 90% of our Commercial Lines business through the Agency channel, net premiums written through the Direct channel increased by 13% in 2014. The Commercial Lines business operates in the following business market targets:

•	Business auto – autos, vans, and pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking,

•	For-hire transportation – tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and non-fleet long-haul operators,

•	Contractor – vans, pick-up trucks, and dump trucks used by small businesses, such as artisans, heavy construction, and landscapers/snowplowers,

•	For-hire specialty – dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, and coal-type businesses,

•	Tow – tow trucks and wreckers used in towing services and gas/service station businesses, and

•	For-hire livery – non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis.
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
There are approximately 340 competitors in the total U.S. commercial auto market. We primarily compete with about 37 other large companies/groups, each with over $150 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 75% of this market. Our Commercial Lines business ranked second in the commercial auto insurance market for 2013 based on net premiums written; we estimate this business to be ranked in the top two for 2014.

Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability business, which was sold in 2010. Pursuant to our agreement with the purchaser of this business, from the date of sale through April 30, 2012, we continued to write these policies, principally directors and officers liability insurance for community banks. All professional liability insurance policies written in July 2010 and later were 100% reinsured. From August 2009 through June 2010, the substantial majority of the risks on this business were 100% reinsured and prior to August 2009, a majority of the risks on this business were reinsured. We have only 15 policies in force as of December 31, 2014.
Pending Acquisition
In December 2014, we signed a purchase agreement to acquire a controlling interest in ARX, the parent company of ASI and its affiliates. ASI, one of the 20 largest homeowners carriers in the United States, specializes in personal and commercial property insurance, personal umbrella insurance, and primary and excess flood insurance. After closing, we expect that ASI will continue to be the exclusive provider of homeowners products for new business in our Agency channel.

The transaction is expected to close in April 2015, subject to closing conditions, at an estimated cost of $875 million. If the transaction closes, we expect that Progressive and the other continuing ARX shareholders and stock option holders will enter into a new stockholders’ agreement to address the parties’ respective rights and obligations after the closing. Among other provisions, the stockholders’ agreement will provide the non-Progressive shareholders with rights to put all of their shares to Progressive in two installments, one in early 2018 and one in early 2021. Progressive likewise will have the right to call shares from the other ARX shareholders in each of 2018 and 2021. If these rights are exercised in full when available, Progressive’s ownership stake in ARX capital stock would exceed 80% in 2018, and Progressive would acquire all of the remaining capital stock of ARX in 2021. The purchase prices for shares to be purchased by Progressive pursuant to these put or call rights will be determined by adding (A) the price per share paid in the closing currently expected in April 2015, to (B) the product of the change in the per share net tangible book value of ARX between December 31, 2014 and December 31, 2017 (for the 2018 put or call purchases) or December 31, 2020 (for the 2021 put or call purchases) times a multiple of between 1.0 and 2.0. The multiple will be determined based on the growth and profitability of ARX’s business over the applicable time period, pursuant to criteria to be included in the stockholders’ agreement.
Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•
Commercial Auto Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in 42 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. We have an agreement with AIPSO (the national organization responsible for administering the involuntary insurance market) under which we will receive a supplemental fee, when necessary, to satisfy a minimum servicing fee requirement; this agreement is scheduled to expire on August 31, 2018. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-based businesses – We have two commission-based service businesses:
In our Direct business, through Progressive Home Advantage®, we offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program. Progressive Home Advantage is not currently available to customers in Alaska.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of December 31, 2014. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Claims
We manage our claims handling on a companywide basis through approximately 270 claims offices located throughout the United States. We have in operation 67 Service Centers in 51 metropolitan areas across the country, of which 44 have combined claims offices and Service Centers to improve our efficiency and manage costs. Insureds and other claimants can elect to have their vehicles repaired by their own repair shops, have their vehicles repaired by one of our network shops, or have the entire repair process coordinated by one of our Service Centers. If a customer elects to repair their vehicle through a Service Center, we provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. This innovative, patented approach to the vehicle repair process increases consumer satisfaction and our productivity and improves the cycle time in comparison to our other claims settlement processes. Under the Service Center and network shop options, we guarantee the repairs for as long as the customer owns or leases their car. If a customer decides not to repair their vehicle, our representatives will write an estimate and the customer can receive payment on the spot.
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
Competition in our insurance market is affected by the pace of technological developments.  An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position.  In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions. We have eight U.S. patents, and additional patent applications pending, with respect to certain methods, systems, and devices related to usage-based insurance.  Certain of these patents expire on or about January 29, 2016, while others extend well beyond that date. Three of these eight patents were challenged in actions filed with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office. The challenger prevailed in the initial proceeding on all three of those patents. Perhaps more significantly, we have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 12 billion driving miles derived from usage-based devices. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market. We also hold a U.S. patent (expiring June 2021), and have a U.S. patent application pending, on the innovative approach to vehicle repair service used in our Service Centers, as described above, and a U.S. patent (expiring in June 2028) on the Name Your Price® functionality on our website. In addition, we hold four patents (expiring July 2019), and additional patent applications pending, related to our online policy self-service technology. Two of these four patents have been challenged in actions filed with the PTAB. The challenger has prevailed in these initial proceedings. We have appealed all of the adverse rulings from the PTAB. The patents that are the subject of these rulings remain valid and in effect until all appeals are exhausted.
In addition, we have licensed certain of our patent rights for domestic use to other insurance companies, and we continue to pursue other ways in which to leverage this intellectual property. Currently, we do not expect these licensing activities to have a material effect on our financial condition, results of operations, or cash flows.

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

State insurance laws impose numerous requirements, conditions, and limitations on the operations of insurance companies. Insurance departments have broad regulatory powers relating to those operations. Regulated areas include, among others:

•	Licensing of insurers and agents,

•	Capital and surplus requirements,

•	Statutory accounting principles specific to insurance companies and the content of required financial and other reports,

•	Requirements for establishing insurance reserves,

•	Investments,

•	Acquisitions of insurers and transactions between insurers and affiliates,

•	Limitations on rates of return or profitability,

•	Rating criteria, rate levels, and rate changes,

•	Insolvencies of insurance companies,

•	Assigned risk programs,

•	Authority to exit a business, and

•	Numerous requirements relating to other areas of insurance operations, including: required coverages, policy forms, underwriting standards, and claims handling.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2014, we had net premiums written of $18.7 billion and statutory surplus of $6.4 billion. The combined premiums-to-surplus ratio for all Progressive insurance companies was 2.9 to 1. In addition, as of December 31, 2014, we had access to $1.9 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2014, Progressive’s RBC ratios were well in excess of minimum requirements.

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
Insurance holding company laws enacted in many jurisdictions authorize insurance departments to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of specified information. These laws impose prior approval requirements for certain transactions between insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between insurers and their affiliates. See the “Dividends” discussion in Item 5(c) below for further information on these dividend limitations. The scope of insurance holding company regulation has expanded as states have adopted the revised model holding company act promulgated by the NAIC in 2010.
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
In addition to our U.S. operations, we write personal auto physical damage and property damage liability insurance in Australia through a branch of one of our U.S. insurance subsidiaries. This insurance is offered solely through the Internet. We do not write auto bodily injury liability or medical payment insurance in Australia. There are two primary agencies that regulate insurance in Australia: the Australian Securities and Investment Commission, which regulates consumer disclosures, and the Australian Prudential Regulatory Authority, which regulates solvency. Both agencies enforce laws within their jurisdiction, issue regulations, take enforcement actions, and, in general, have broad regulatory powers. Progressive Direct Insurance Company has been issued licenses by both agencies and the licenses are in good standing.

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
Commissions, premium taxes, and all other acquisition expenses are expensed as incurred.
Non-admitted Assets	Premiums receivable are reported net of an allowance for doubtful accounts.	Premiums receivable over 90 days past due are “non-admitted,” which means they are excluded from surplus. For premiums receivable less than 90 days past due, we also estimate a bad debt reserve.
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

Investments
Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $19.0 billion at December 31, 2014, compared to $18.1 billion at December 31, 2013. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $632.6 million in 2014, compared to $740.4 million in 2013 and $749.8 million in 2012. On a pretax total return basis (i.e., total investment income plus changes in unrealized gains/losses), investment income was $747.9 million, $870.0 million, and $1,026.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. For more detailed discussion, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
Employees
The number of employees, excluding temporary employees, at December 31, 2014 was 26,501, all of whom were employed by subsidiaries of The Progressive Corporation.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of Progressive’s insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on August 8, 2014, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.
The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:
RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2014	2013	2012
Balance at January 1	$8,479.7	$7,838.4	$7,245.8
Less reinsurance recoverables on unpaid losses	1,045.9	862.1	785.7
Net balance at January 1	7,433.8	6,976.3	6,460.1
Incurred related to:
Current year	13,330.3	12,427.3	11,926.0
Prior years	(24.1)	45.1	22.0
Total incurred	13,306.2	12,472.4	11,948.0
Paid related to:
Current year	8,831.5	8,095.0	7,895.3
Prior years	4,237.0	3,919.9	3,536.5
Total paid	13,068.5	12,014.9	11,431.8
Net balance at December 31	7,671.5	7,433.8	6,976.3
Plus reinsurance recoverables on unpaid losses	1,185.9	1,045.9	862.1
Balance at December 31	$8,857.4	$8,479.7	$7,838.4

Our reserves developed favorably by $24.1 million in 2014, compared to unfavorable development of $45.1 million in 2013 and $22.0 million in 2012, which is reflected as “Incurred related to prior years” in the table above. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, changes in reserve estimates by claim representatives, and emergence of unrecorded claims at rates different than anticipated.
During 2014, favorable reserve development in our Commercial Lines business was primarily related to favorable case reserve development on our high limit policies. This favorable development was partially offset by unfavorable development in our Agency auto business, which was primarily in our personal injury protection (PIP) loss reserves and our adjusting and other LAE reserves. Our Direct auto business experienced slight favorable development.
During 2013, unfavorable reserve development in our Commercial Lines business was primarily attributable to higher frequency and severity on late emerging IBNR claims primarily in bodily injury coverage for our truck business. In addition, unfavorable development in our Personal Lines business reflected unfavorable reserve development in our Agency auto business IBNR reserves due to higher frequency and severity on late emerging claims, offset in large part by favorable development in our Direct auto business due to lower than anticipated severity costs on case reserves. We also experienced unfavorable reserve development in our other businesses, primarily due to reserve increases in our run-off professional liability group business, based on internal actuarial reviews of our claims history.
During 2012, unfavorable reserve development in our personal auto product was primarily attributable to reserve development in our Florida PIP coverage and an increase in our estimate of bodily injury severity for accident year 2011. In addition, unfavorable development in our Commercial Lines business reflected higher than anticipated frequency and severity costs on late emerging claims and higher settlements on large losses. This unfavorable development was partially offset by favorable reserve adjustments, primarily in our loss adjustment expense reserves and our personal auto bodily injury reserves for accident years 2009 and 2008.

In establishing loss reserves, we take into account projected changes in claim severity caused by anticipated inflation and a number of factors that vary with the individual type of policy written. These severities are projected based on historical trends, adjusted for anticipated changes in underwriting standards, inflation, policy provisions, claims resolution practices, and general economic trends. These anticipated trends are reconsidered periodically based on actual development and are modified if necessary.
We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
($ in millions)
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$5,285.6	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0	$7,071.0	$7,245.8	$7,838.4	$8,479.7	$8,857.4
LESS: REINSURANCE RECOVERABLES ON UNPAID LOSSES	337.1	347.2	361.4	287.5	244.5	529.4	704.1	785.7	862.1	1,045.9	1,185.9
LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	4,948.5	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6	6,366.9	6,460.1	6,976.3	7,433.8	7,671.5
PAID (CUMULATIVE) AS OF:
One year later	2,355.5	2,662.1	2,897.4	3,036.9	3,172.0	3,047.0	3,252.3	3,536.5	3,919.9	4,237.0
Two years later	3,430.6	3,931.0	4,240.4	4,361.4	4,427.8	4,348.4	4,724.0	5,111.6	5,580.8	—
Three years later	3,999.9	4,584.7	4,856.2	4,966.1	5,031.7	5,007.9	5,459.4	5,876.1	—	—
Four years later	4,269.6	4,839.1	5,121.9	5,227.5	5,314.7	5,323.9	5,794.3	—	—	—
Five years later	4,368.6	4,948.7	5,229.0	5,340.1	5,452.0	5,467.9	—	—	—	—
Six years later	4,419.2	4,995.6	5,282.1	5,402.3	5,521.1	—	—	—	—	—
Seven years later	4,445.7	5,023.7	5,317.8	5,443.0	—	—	—	—	—	—
Eight years later	4,459.8	5,042.3	5,344.5	—	—	—	—	—	—	—
Nine years later	4,467.4	5,061.2	—	—	—	—	—	—	—	—
Ten years later	4,484.2	—	—	—	—	—	—	—	—	—
LIABILITY RE-ESTIMATED AS OF:
One year later	4,592.6	5,066.2	5,443.9	5,688.4	5,796.9	5,803.2	6,124.9	6,482.1	7,021.4	7,409.7
Two years later	4,485.2	5,130.5	5,469.8	5,593.8	5,702.1	5,647.7	6,074.4	6,519.6	6,994.7	—
Three years later	4,501.6	5,093.6	5,381.9	5,508.0	5,573.8	5,575.0	6,075.9	6,495.4	—	—
Four years later	4,471.0	5,046.7	5,336.5	5,442.1	5,538.5	5,564.6	6,050.6	—	—	—
Five years later	4,475.5	5,054.6	5,342.8	5,452.8	5,580.0	5,605.6	—	—	—	—
Six years later	4,486.4	5,060.8	5,352.8	5,475.6	5,609.1	—	—	—	—	—
Seven years later	4,486.3	5,070.2	5,369.7	5,501.3	—	—	—	—	—	—
Eight years later	4,493.3	5,081.7	5,391.2	—	—	—	—	—	—	—
Nine years later	4,497.5	5,100.6	—	—	—	—	—	—	—	—
Ten years later	4,518.8	—	—	—	—	—	—	—	—	—
NET CUMULATIVE DEVELOPMENT FAVORABLE/ (UNFAVORABLE)	$429.7	$212.5	$(27.6)	$153.9	$323.8	$518.0	$316.3	$(35.3)	$(18.4)	$24.1
PERCENTAGE[2]	8.7	4.0	(0.5)	2.7	5.5	8.5	5.0	(0.5)	(0.3)	0.3
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - GROSS	$5,031.1	$5,719.3	$6,060.7	$6,196.1	$6,338.8	$6,395.3	$6,957.0	$7,443.1	$8,026.7	$8,513.4
LESS: RE-ESTIMATED REINSURANCE RECOVERABLES ON UNPAID LOSSES	512.3	618.7	669.5	694.8	729.7	789.7	906.4	947.7	1,032.0	1,103.7
RE-ESTIMATED LIABILITY FOR UNPAID LOSSES AND LAE - NET[1]	$4,518.8	$5,100.6	$5,391.2	$5,501.3	$5,609.1	$5,605.6	$6,050.6	$6,495.4	$6,994.7	$7,409.7
GROSS CUMULATIVE DEVELOPMENT: FAVORABLE/ (UNFAVORABLE)	$254.5	$(59.0)	$(335.7)	$(253.4)	$(161.4)	$257.7	$114.0	$(197.3)	$(188.3)	$(33.7)

1 Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
2 Cumulative development ÷ liability for unpaid losses and LAE - net.

The above table presents the development of balance sheet liabilities for losses and LAE from 2004 through 2013. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The middle portion of the table (labeled “Liability Re-estimated as of”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the balance sheet date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2014, our insurance subsidiaries had paid $5,061.2 million of the currently estimated $5,100.6 million of losses and LAE that had been unpaid at the end of 2005; thus, an estimated $39.4 million of losses incurred through 2005 remain unpaid as of the current financial statement date.
The “Net Cumulative Development” represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 2004 liability has developed favorably by $429.7 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on income in calendar year 2005. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 11 as the “prior years” contribution to incurred losses and LAE.
In evaluating this information, note that each cumulative development amount includes the effects of all changes in amounts during the current year for prior periods. For example, the amount of the development related to losses settled in 2014, but incurred in 2011, will be included in the cumulative development amount for years 2011, 2012, and 2013. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.
Our bodily injury severity change was much lower than we expected between 2004 and 2005; thus, the reserve run-off for these years was very favorable following the end of each year. The favorable reserve development for 2007 through 2010 was about 3% to 9% of our original carried reserves, which primarily reflects the decreases in severity between our original estimate and what we experienced in both our personal auto and commercial auto businesses during that period. For 2011, 2012, and 2013, we experienced very minimal development, or less than 1% of our original estimate.
Although the detail is not presented in the table on page 13, we also re-estimate the reinsurance recoverables on unpaid losses each year. The top of the table shows the amount of reinsurance recoverables on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2013, we estimated our reinsurance recoverables on unpaid losses to be $1,045.9 million. During 2014, these reserves developed unfavorably by $57.8 million, bringing the re-estimated reinsurance recoverables on unpaid losses to $1,103.7 million, as shown at the bottom of the table. Over the last ten years, we have experienced unfavorable development in our reinsurance recoverables on unpaid losses. The majority of this development reflects our continuing process of re-evaluating Michigan PIP claims that require lifetime reserve estimates. As a result, we have increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal.
The Analysis of Loss and Loss Adjustment Expenses Development table on page 13 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.
(d) Financial Information About Geographic Areas
We operate our businesses throughout the United States; we also sell personal auto physical damage and property damage liability insurance via the Internet in Australia. For the years ended December 31, 2014, 2013, and 2012, net premiums earned in our Australian business were $17.1 million, $13.0 million, and $7.1 million, respectively. The amount of Australian assets is immaterial to our consolidated financial condition.

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

ITEM 1A. RISK FACTORS
Progressive’s business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into four broad categories in assessing how they may affect our financial condition and operating results, as well as our ability to achieve our business objectives:

•	Insurance Risks - risks associated with assuming, or indemnifying for, the losses or liabilities incurred by policyholders

•	Operating Risks - the risks stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations

•
Market Risks - changes in the value of assets held in our investment portfolios, which might result from a variety of factors impacting the investment marketplace generally, or the sectors, industries, or individual securities in which we have invested, and

•
Credit and Other Financial Risks - the risks that the other party to a transaction will fail to perform according to the terms of a contract, or that we will be unable to satisfy our obligations when due or obtain capital when necessary.

In addition, we discuss below certain risks associated with our entering into an agreement to acquire a controlling interest in ARX Holding Corp.

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

This information is not all encompassing and should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information we publicly disseminate from time to time.

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

Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies, and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory actions

•	the frequency and severity of catastrophic events, such as hurricanes, hail storms, floods, other severe weather, and terrorist events

•	our ability to understand the impact of ongoing changes in our claims settlement practices

•	changing vehicle usage and driving patterns, as influenced by oil and gas prices, among other factors

•	advancements in vehicle technology and safety features, such as accident prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies and events, and

•	unanticipated changes in auto repair costs, auto parts prices, and used car prices.

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

Our financial statements include loss reserves, which represent our best estimate of the amounts that the subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, for multiple products in multiple markets

•	unexpected changes in medical and auto repair costs

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•	the effects of changes in our claims settlement practices

•	our ability to recognize fraudulent or inflated claims

•	the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy and timeliness of estimates of loss and loss adjustment expenses as determined by our employees for different categories of claims.

As a result of these and other risks and uncertainties, the ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a materially adverse effect on our results of operations, liquidity, and financial position. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 11 of this report, as well as our “Report on Loss Reserving Practices,” which was filed with the SEC on Form 8-K on August 8, 2014.

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

We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large national and international insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness (including, for example, rate and claim-paying accuracy, customer experience, and application of information and other technologies), pricing, scale, and cost control are major competitive factors.

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

Historically, the auto insurance industry has been known as a cyclical industry, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. Unexpected increases in the insurers’ underlying costs (such as vehicle repair costs, medical costs, and the expenses to resolve claims) can reduce profits or result in underwriting losses. As the insurers recognize this situation (which can occur at different times for different companies, as a result of varying loss cost experiences, trend recognition capabilities, and profitability goals), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profitability to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot be certain whether and to what extent such cyclicality is currently impacting the auto insurance market, nor can we predict whether it will do so in the future.

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

Our success depends on our ability to innovate effectively, respond to our competitors’ initiatives, and efficiently manage complexity, while delivering high quality products and services.

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

If we are unable to manage this complexity effectively, to bring new ideas to market, to allocate and prioritize appropriately our resources, or to prevent errors, our businesses could experience a decreased ability to compete effectively for insurance business, poor experiences for customers, substantially increased costs, liability to third parties, the need to modify our business processes, regulatory investigations and sanctions, and damage to our brand.

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

Our brand also could be adversely affected by incidents that reflect negatively on our company. These situations might include, among others, failing to protect sensitive customer information, systems failures, effects of actual or perceived vulnerabilities to cyber attacks (such as computer hacking, data theft, system disruption, and viruses and malware), errors in handling a customer’s policy, inappropriate handling of claims, misconduct by our officers, directors or employees or others acting on our behalf, inability to service outstanding policies or write new business due to our systems failures or the failure of third-party systems that we use, facility shut-downs or other causes, litigation or regulatory actions challenging our business practices, and actions by our other business partners, including unaffiliated businesses through which we offer bundled products (such as homeowners insurance), and many of the other matters that are discussed in these Risk Factors. Moreover, the negative impacts of these or other events may be aggravated as the perceptions of consumers and others are formed based on modern communication and social media tools over which we have no control.

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

In addition, we must forecast sales and claims volume and other factors in changing business environments (for multiple business units and in many geographic markets) with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing quality and our ability to service our ongoing and new business) in one or more business units or locations. In either such event, our financial results, customer relationships, employee morale, and brand could be materially adversely affected.

Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees. In such events, the productivity of certain of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.

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

The actual or alleged failure to comply with this complex variety of laws and regulations by us or other companies in the insurance, financial services, or related industries, also could result in actions or investigations by regulators, state attorneys general, federal officials, or other law enforcement officials. Such actions and investigations, and any determination that we have not complied with an applicable law or regulation, could potentially lead to significant monetary payments, fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in certain cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, The Progressive Corporation and its subsidiaries could face individual and class action lawsuits by insureds and other parties for alleged violations of certain of these laws or regulations.

New federal or state legislation or regulations may be adopted in the future which could adversely affect our operations or ability to write business profitably in one or more jurisdictions. From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. At this time, we are unable to predict whether any additional state or federal laws or regulations will be enacted as a result of legislative, regulatory or reform efforts, and how and to what extent such laws and regulations would affect our businesses.

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

The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. Other such litigation may arise in the future concerning similar or other business practices. These lawsuits have recently included cases alleging damages as a result of our subsidiaries’ use of credit in underwriting and related requirements under the U.S. Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims; other claims handling procedures; challenges to our direct repair program and Service Center program; interpretations of the provisions of our insurance policies; policy implementation and renewal procedures; and employment-related litigation, including federal wage and hour claims, among other matters. From time to time, we also may be involved in litigation or other disputes alleging that certain of our subsidiaries’ business practices or systems violate the patent, trademark, or other intellectual property rights of third parties. Additional litigation may be filed against us concerning allegations of other general liability theories. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.

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

We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. Examples include physical security measures, access and password policies, firewalls, systems monitoring, malicious code protection, network and host-based intrusion detection and prevention measures, data loss prevention measures, configuration assurance, data encryption, and event management, as well as third-party testing. In addition, we seek to protect the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing testing, auditing, and evaluation of third-party compliance with the required standards. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

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

We also rely heavily on credit card acceptance for payment of premiums and claims deductibles. Data security standards for merchants and service providers that accept credit card payments are prescribed by the Payment Card Industry Security Standards Council (PCI), an independent body formed by an association of the major credit card vendors. These standards are intended to promote a common set of data security measures that companies accepting credit card payments, such as Progressive, must satisfy with respect to the handling of sensitive information. While the PCI standards set a high bar for data security, compliance with them does not alone ensure that sensitive information will be maintained on a secure basis. In September 2014, an independent organization recognized by PCI for such purposes, recertified Progressive as being in compliance with the current PCI standards. The PCI data security standards, however, will likely evolve over time to address emerging payment security risks and other issues, requiring additional compliance efforts by us and annual recertification of our processes. Our intention is to maintain compliance with PCI's data security standards. The failure to do so could result in contractual fines or disruption of our ability to receive credit card payments.

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

The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems; we could experience service denials if demand for a third party’s services exceeds capacity or if a third-party system fails or experiences an interruption. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process new and renewal business, provide customer service, resolve and pay claims in a timely manner, or perform other necessary business functions. Any such event could have a material adverse effect on our business results, prospects, and liquidity, as well as damage to customer goodwill and to our brand.

We maintain insurance on our real property and other physical assets, including coverage for losses due to business interruptions caused by covered property damage. However, the insurance will not compensate us for losses that may occur due to disruptions in service as a result of a computer, data processing, or telecommunications systems failure, cyber attack, or other event that is unrelated to covered property damage, nor will the insurance necessarily compensate us for all losses resulting from covered events. To help maintain functionality and reduce the risk of significant interruptions of our operations, we maintain back-up systems or facilities for certain of our systems. In addition, if such a significant interruption occurs or is threatened, we have developed processes designed to maintain certain of our business operations and, if necessary, to recover our systems after such an event has occurred. We still may be exposed, however, should these measures prove to be unsuccessful or inadequate to protect against interruptions of systems where no back-up currently exists or against severe, multiple, or prolonged service interruptions. We have established emergency management teams, which are responsible for responding to business disruptions and other risk events. The teams’ ability to respond successfully may be limited depending on the nature of the event, the completeness and effectiveness of our plans to maintain business continuity and recover our systems upon the occurrence of such an event, and other factors beyond our control.

We rely on access to various financial networks to process payments received from our customers. These include credit card and debit card networks and the Automated Clearing House (ACH) network; other such networks or payment systems may be developed in the future. Our ability to participate in these networks is dependent on our compliance with applicable laws and regulations and with the complex rules of each network and any related industry supervisory authorities. If we fail to comply with legal requirements or a network’s rules, we could be assessed significant monetary fines and other penalties, including, in certain cases, the termination of our right to use the applicable network or system. Such fines and penalties, and any disruption in or termination of our ability to process customer payments electronically, could materially adversely affect our business and our brand.

Our business is also highly dependent on access to, and the operation of, the financial markets and related facilities to provide us with the ability to liquidate securities and transfer or receive funds on a timely basis. Disruptions in financial markets, or an interruption or breakdown in the federal wire transfer systems, could limit our ability to meet payment obligations. A mismatch or timing difference between our cash inflows and our cash needs, or the inability to convert investment securities into cash when needed, also could adversely affect our ability to make timely payments.

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

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a deterioration in the underlying businesses of the issuers of the securities that we purchase; credit ratings assigned to such securities by nationally recognized statistical rating organizations are based on incomplete or inaccurate information or otherwise prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

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

If the fixed-income or equity portfolios, or both, were to suffer a substantial decrease in value due to market, sector, or issuer-specific conditions, our liquidity, financial position, and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of certain securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance subsidiary’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business. In any such event, our business could be materially adversely affected.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for additional discussion of the composition of our investment portfolio as of December 31, 2014, and of the market risk associated with our investment portfolio.

IV. Credit and Other Financial Risks

Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts become insolvent, experience other financial difficulties, or default in the performance of contractual obligations.

Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements. These include, for example: contracts for the acquisition of goods and services (such as telecommunications and information technology facilities, equipment and support, and other systems and services that are integral to our operations); agreements with other insurance carriers to bundle products that we do not offer; and arrangements for transferring certain of our risks (including reinsurance used by us in connection with certain of our insurance products and our corporate insurance policies and the performance of certain state reinsurance facilities/associations relating to extreme events or certain catastrophic claims). In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks, other financial institutions, or security clearinghouses. If one or more of these parties were to default in the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product, obligation, or service that is significant to our business, we could suffer significant financial losses and operational interruptions or other problems, which in turn could adversely affect our financial performance, cash flows, or results of operations and cause damage to our brand and reputation.

Our insurance subsidiaries may be limited in the amount of dividends that they can pay, which in turn may limit the holding company’s ability to repay indebtedness, make capital contributions to its other subsidiaries or affiliates, pay dividends to shareholders, or repurchase its securities, or meet its other obligations.

The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions to The Progressive Corporation, or are able to pay only limited amounts, Progressive may be unable to make payments on its indebtedness, make capital contributions to or otherwise fund its subsidiaries or affiliates, pay dividends to shareholders, repurchase its common shares or other securities, or meet its other obligations. Each insurance subsidiary’s ability to pay dividends may be limited by one or more of the following factors:

•	insurance regulatory authorities require insurance companies to maintain specified minimum levels of statutory capital and surplus

•	insurance regulations restrict the amounts available for distribution based on either net income or surplus of the insurance company

•	competitive pressures require our insurance subsidiaries to maintain high financial strength ratings, and

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

If regulatory requirements for capital and surplus were to increase, we likely would be required to increase the amount of capital held by our insurance subsidiaries. Also, if we experience losses in our insurance operations or from our investment portfolio, our capital levels may be reduced, perhaps significantly. If our capital level falls lower than the amount needed at a given time, our ability to grow and successfully operate the insurance business could be constrained, and our flexibility to pay dividends, repurchase our securities, or engage in other corporate transactions could be limited, until additional sources of capital are secured. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators and other third parties (such as rating agencies, underwriters, institutional and other investors, and consumers), potentially resulting in regulatory actions or our inability to gain access to debt or equity markets at favorable rates, and the price of our common shares or debt securities could fall significantly.

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

We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2014 and 2015) and then by the Gainshare factor (determined under our employee Gainsharing (cash bonus) plans based on the operating performance of our principal insurance businesses). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes net investment income, realized investment gains and losses, and the change in unrealized investment gains and losses) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual variable dividend in 2015 (to be paid early in 2016), the dividend, if any, would not be declared by the Board until late 2015 or early 2016, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2015 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above under “Market Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares or debt securities.

We do not manage to short-term earnings expectations; our goal is to maximize the long-term value of the enterprise, which, at times, may adversely affect short-term results.

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

V. Risks Associated with the ARX Transaction

The anticipated acquisition of control of ARX Holding Corp. may not occur or may occur on terms different than those initially contemplated.

It is possible that the contemplated acquisition of ARX capital stock may not occur because the conditions to the closing of the transaction are not satisfied or for another reason. In addition, there is a risk that the transactions may not be consummated on the terms contemplated, as a result of changed circumstances or because of requirements imposed by insurance or other regulatory authorities.

If the anticipated acquisition is consummated, it may not produce the anticipated benefits to the company and may present new operational or other risks for us.

If the acquisition is consummated, it may not produce the anticipated benefits to the company, or such benefits may be delayed longer than anticipated, and ARX may not perform as expected, may have unknown liabilities and may present unanticipated operational or other risks. ARX will continue to be, and the company will become, dependent on the experience and industry knowledge of ARX’s officers and key employees to execute their business plans. In addition, the homeowners insurance business differs from our current business in certain respects. Catastrophe losses, including those caused by adverse weather conditions (including hurricanes, floods, tornadoes and severe storms), may impact homeowners insurance results more than they impact our current results. Further, like many homeowners insurance companies, ARX relies on reinsurance contracts to reduce its exposure to certain catastrophe events. Nonetheless, ARX remains liable as the direct insurer on all risks reinsured and is subject to credit risk with respect to its ability to recover from reinsurers for the claims it paid.

Our consolidated debt is expected to increase as a result of the acquisition and our debt rating may be adversely affected.

As of December 31, 2014, ARX had outstanding external borrowings of $191.3 million, a significant portion of which is secured by the stock of certain of ARX’s key subsidiaries. This debt will remain outstanding after the acquisition, and it is possible that our debt rating could be adversely affected as a result, which may reduce our flexibility to respond to changing business and economic conditions, adversely affect our ability to access the debt markets, and increase our interest expense on any future indebtedness.

The anticipated acquisition will affect our accounting and the comparability of our results.

If the acquisition is consummated, the financial results of ARX and its subsidiaries will be consolidated in our financial results. Reporting the results of a writer of homeowners insurance may introduce additional volatility in our consolidated results, particularly because we report our results on a monthly basis. In addition, because we will own less than one hundred percent of ARX for some period of time, the other holders of ARX capital stock will have an interest in the assets and operating results of ARX, and their interests will be reflected on our financial statements. These changes will introduce more complexity to our financial statements and may affect the ability of investors or analysts to assess our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions (corporate, claims, and business unit), as call centers, for training, for warehouse space, or as Service Centers.
We own 88 buildings located throughout the United States. Nearly two-thirds of our owned buildings are for our Service Centers, the majority of which are combined with a claims office. Our owned facilities, which contain approximately 4.6 million square feet of space, are not segregated by industry segment. In addition to our corporate headquarters and another office complex and call center in Mayfield Village, Ohio, we own significant locations in Colorado Springs, Colorado; Tampa, Florida; and Tempe, Arizona.
We lease approximately 2.1 million square feet of space throughout the United States and one location in Australia. These leases are generally short-term to medium-term leases of commercial space.

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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2014	1	$27.30	$22.53	$24.22	$0
	2	26.03	23.40	25.36	0
	3	25.63	23.20	25.28	0
	4	27.52	24.16	26.99	0.6862
		$27.52	$22.53	$26.99	$0.6862

2013	1	$25.38	$21.36	$25.27	$0
	2	26.39	23.99	25.42	0
	3	27.55	24.86	27.23	0
	4	28.54	25.81	27.27	1.4929
		$28.54	$21.36	$27.27	$1.4929
The closing price of our common shares on January 30, 2015, was $25.95.
(b) Holders
We had 2,359 shareholders of record on December 31, 2014.
(c) Dividends
We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2013, the Board determined the target percentage for 2014 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the target percentage in both 2013 and 2012. The Board also determined that this target will remain at 33-1/3% for 2015.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives for our core insurance businesses, as approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy.
Although it is our intent to calculate an annual variable dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual variable dividend for 2015 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position.

Following is a summary of our shareholder dividends, both variable and special, that were paid in the last three years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2014	February 2015	$0.6862	$404.1
Annual – Variable	December 2013	February 2014	0.4929	293.9
Special	December 2013	February 2014	1.0000	596.3
Annual – Variable	December 2012	February 2013	0.2845	172.0
Special	October 2012	November 2012	1.0000	604.7

1 Based on shares outstanding as of the record date.

Consolidated statutory surplus was $6.4 billion on December 31, 2014, and $6.0 billion on December 31, 2013. At December 31, 2014, $549.2 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,346.5 million in 2015 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.
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
(f) Recent Sales of Unregistered Securities
None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2014 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	1,460,483	$25.10	54,997,782	20,002,218
November	3,094	26.37	55,000,876	19,999,124
December	1,096	27.15	55,001,972	19,998,028
Total	1,464,673	$25.10
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the fourth quarter 2014, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices.

Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 - Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$19,391.4	$18,170.9	$17,083.9	$15,774.6	$15,215.5
Net income	1,281.0	1,165.4	902.3	1,015.5	1,068.3
Per share:
Net income	2.15	1.93	1.48	1.59	1.61
Dividends	0.6862	1.4929	1.2845	0.4072	1.3987
Comprehensive income	1,352.4	1,246.1	1,080.8	924.3	1,398.8
Total assets	25,787.6	24,408.2	22,694.7	21,844.8	21,150.3
Debt outstanding	2,164.7	1,860.9	2,063.1	2,442.1	1,958.2

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to all of the directors, each of whom has been nominated for election as a director at the 2015 Annual Meeting of Shareholders of the Registrant, is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2015 (the "Proxy Statement").
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	59	Chairman of the Board since November 2013; President and Chief Executive Officer
Brian C. Domeck	55	Vice President and Chief Financial Officer
Charles E. Jarrett	57	Vice President, Secretary, and Chief Legal Officer
Thomas A. King	55	Vice President and Treasurer
Jeffrey W. Basch	56	Vice President and Chief Accounting Officer
John A. Barbagallo	55	Commercial Lines Group President, including Agency Operations
M. Jeffrey Charney	55	Chief Marketing Officer since November 2010; Senior Vice President and Chief Marketing Officer of Aflac Incorporated prior to November 2010
William M. Cody	52	Chief Investment Officer
Susan Patricia Griffith	50	President of Customer Operations since April 2014; Claims Group President prior to April 2014
Valerie Krasowski	49	Chief Human Resource Officer
John P. Sauerland	50	Personal Lines Group President
Michael D. Sieger	53	Claims Operations Leader since January 2015; Claims Process General Manager prior to January 2015
Raymond M. Voelker	51	Chief Information Officer

As we previously announced, Mr. Domeck intends to retire in May 2015, and Mr. Sauerland is expected to be appointed as our Chief Financial Officer in April 2015. In addition, Mr. Voelker notified us that he intends to retire in January 2016.
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
Shareholder-Proposed Candidate Procedures. There were no material changes to Progressive’s shareholder-proposed candidate procedures during 2014. The description of those procedures is incorporated by reference from the “Shareholder-Proposed Candidate Procedures” section of the Proxy Statement (which can be found in “Other Board of Directors Information”).
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”

The following information is set forth with respect to our equity compensation plans at December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2010 Equity Incentive Plan	7,726,619	[1,2]	NM	5,206,913	[3]
2003 Incentive Plan[4]	1,324,945	[1]	NM	0
Subtotal Employee Plans	9,051,564		NM	5,206,913
Director Plans:
2003 Directors Equity Incentive Plan	81,579		NM	395,305
Subtotal Director Plans	81,579		NM	395,305
Equity compensation plans not approved by security holders:
None
Total	9,133,143		NM	5,602,218

NM = Not meaningful since restricted stock and restricted stock unit awards do not have an exercise price.
1 Includes restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis; there is no exercise price associated with restricted stock unit awards.
2 Performance-based restricted stock unit awards, including dividend equivalents of 2,013,147 units, are included under the 2010 Equity Incentive Plan at their target value. The ultimate amount that could vest can range from 0 to 250% of target amount for the 2013 and 2014 awards based on insurance operating results, and from 0 to 200% of target for all other awards, or from 0 to 4,608,644 units. For further discussion of these awards, see Note 9—Employee Benefit Plans in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
3 Gives effect to reservation of common shares subject to performance-based awards at maximum potential payout.
4 This plan expired on January 31, 2013 and no further awards can be made thereunder; however, awards remain outstanding and dividend equivalents will still be issued on outstanding awards up to the remaining authorization of 1,874,405 units. This plan does not have any performance-based awards outstanding that can vest at greater than their target values.

In January 2015, the Board of Directors approved The Progressive Corporation 2015 Equity Incentive Plan. This new plan, which remains subject to shareholder approval at our upcoming Annual Meeting scheduled for May 15, 2015, authorizes up to an additional 13 million shares for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information,” subsections “Board of Directors Independence Determinations” and “Transactions with Related Parties.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements included in Progressive’s 2014 Annual Report, which is included as Exhibit 13 to this Form 10-K, are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Balance Sheets - December 31, 2014 and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 48. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.5 through 10.90.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2014
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$2,641.1	$2,667.1	$2,667.1
States, municipalities, and political subdivisions	2,095.7	2,139.2	2,139.2
Foreign government obligations	14.2	14.2	14.2
Public utilities	63.1	66.6	66.6
Corporate and other debt securities	2,750.8	2,770.1	2,770.1
Asset-backed securities	5,549.1	5,612.8	5,612.8
Redeemable preferred stocks	260.2	279.2	279.2
Total fixed maturities	13,374.2	13,549.2	13,549.2
Equity securities:
Common stocks:
Public utilities	95.0	143.3	143.3
Banks, trusts, and insurance companies	220.1	438.4	438.4
Industrial, miscellaneous, and all other	974.1	1,910.6	1,910.6
Nonredeemable preferred stocks	590.4	827.5	827.5
Total equity securities	1,879.6	3,319.8	3,319.8
Short-term investments[1]	2,149.0	2,149.0	2,149.0
Total investments	$17,402.8	$19,018.0	$19,018.0

1 Includes $5.7 million in treasury bills issued by the Australian government.
Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2014.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2014	2013	2012
Revenues
Dividends from subsidiaries	$1,000.2	$1,119.7	$782.3
Undistributed income (loss) from subsidiaries	358.3	117.5	193.1
Equity in net income of subsidiaries*	1,358.5	1,237.2	975.4
Intercompany investment income*	2.4	2.8	6.1
Gains (losses) on extinguishment of debt	(4.8)	(4.3)	(1.8)
Other income[1]	0	2.6	0
Total revenues	1,356.1	1,238.3	979.7
Expenses
Interest expense	120.2	121.2	126.3
Deferred compensation[2]	2.8	9.5	5.5
Other operating costs and expenses	4.4	4.0	3.7
Total expenses	127.4	134.7	135.5
Income before income taxes	1,228.7	1,103.6	844.2
Benefit for income taxes	(52.3)	(61.8)	(58.1)
Net income	$1,281.0	$1,165.4	$902.3
Other comprehensive income	71.4	80.7	178.5
Comprehensive income	$1,352.4	$1,246.1	$1,080.8

* Eliminated in consolidation.
1 Represents gain on net death benefit received on life insurance policies.
2 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2014	2013
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries*	7,423.5	6,923.5
Receivable from investment subsidiary*	1,677.5	1,648.4
Intercompany receivable*	413.0	307.6
Net deferred income taxes	74.5	69.1
Other assets	123.9	141.8
Total Assets	$9,717.4	$9,095.4
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$220.0	$154.8
Dividend payable	404.1	890.2
Debt	2,164.7	1,860.9
Total liabilities	2,788.8	2,905.9
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 209.8 and 201.8)	587.8	595.8
Paid-in capital	1,184.3	1,142.0
Retained earnings	4,133.4	3,500.0
Total accumulated other comprehensive income	1,023.1	951.7
Total shareholders’ equity	6,928.6	6,189.5
Total Liabilities and Shareholders’ Equity	$9,717.4	$9,095.4

*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$1,281.0	$1,165.4	$902.3
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(358.3)	(117.5)	(193.1)
Amortization of equity-based compensation	2.2	2.1	2.0
(Gains) losses on extinguishment of debt	4.8	4.3	1.8
Changes in:
Intercompany receivable	(105.4)	(11.4)	(58.6)
Accounts payable, accrued expenses, and other liabilities	18.2	19.4	0.3
Income taxes	61.1	(55.8)	21.7
Other, net	0.4	(16.3)	(9.9)
Net cash provided by operating activities	904.0	990.2	666.5
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(21.1)	(13.9)	(36.1)
Investment in affiliate	0	(4.0)	0
(Paid to) received from investment subsidiary	(29.1)	(325.5)	773.7
Net cash provided by (used in) investing activities	(50.2)	(343.4)	737.6
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	0	0	0.5
Tax benefit from exercise/vesting of equity-based compensation	12.8	10.3	5.8
Net proceeds from debt issuance	346.3	0	0
Payment of debt	0	(150.0)	(350.0)
Reacquisition of debt	(48.9)	(58.1)	(32.5)
Dividends paid to shareholders	(892.6)	(175.6)	(853.7)
Acquisition of treasury shares	(271.4)	(273.4)	(174.2)
Net cash used in financing activities	(853.8)	(646.8)	(1,404.1)
Change in cash	0	0	0
Cash, beginning of year	0	0	0
Cash, end of year	$0	$0	$0
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements of The Progressive Corporation (parent company) should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report to Shareholders of The Progressive Corporation and its subsidiaries, which is included as Exhibit 13 to this Form 10-K.
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2014 and 2013, $1.9 billion and $1.8 billion, respectively, of marketable securities were available in this subsidiary. Non-cash activity includes declared but unpaid dividends. For the years ended December 31, we paid the following:

(millions)	2014	2013	2012
Income taxes	$515.0	$497.0	$389.1
Interest	116.0	122.3	135.0
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
Note 5. Other Comprehensive Income — On the condensed Statements of Comprehensive Income, other comprehensive income represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on securities, net unrealized gains on forecasted transactions, and foreign currency translation adjustments.
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in our Annual Report, which is included as Exhibit 13 to this Form 10-K.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended December 31, 2014:
Personal Lines					$16,561.0		$12,161.2	$1,322.9	$2,262.6	$16,759.2
Commercial Lines					1,837.5		1,133.4	201.1	204.2	1,895.4
Other indemnity					0		11.6	0	0.3	0
Total	$457.2	$8,857.4	$5,440.1	$0	$18,398.5	$389.5	$13,306.2	$1,524.0	$2,467.1	$18,654.6
Year ended December 31, 2013:
Personal Lines					$15,341.6		$11,194.6	$1,257.5	$2,149.2	$15,569.2
Commercial Lines					1,761.6		1,267.3	194.3	201.2	1,770.5
Other indemnity					0.2		10.5	0	0.5	0
Total	$447.6	$8,479.7	$5,174.5	$0	$17,103.4	$403.2	$12,472.4	$1,451.8	$2,350.9	$17,339.7
Year ended December 31, 2012:
Personal Lines					$14,368.1		$10,745.3	$1,250.4	$2,010.5	$14,636.8
Commercial Lines					1,649.0		1,196.6	186.2	195.2	1,735.9
Other indemnity					0.9		6.1	0	0.6	0
Total	$434.5	$7,838.4	$4,930.7	$0	$16,018.0	$427.6	$11,948.0	$1,436.6	$2,206.3	$16,372.7

1 Progressive does not allocate assets, liabilities, or investment income to operating segments.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2014
Premiums earned:
Property and liability insurance	$18,648.4	$249.9	$0	$18,398.5	0
December 31, 2013
Premiums earned:
Property and liability insurance	$17,317.9	$214.5	$0	$17,103.4	0
December 31, 2012
Premiums earned:
Property and liability insurance	$16,207.6	$189.6	$0	$16,018.0	0

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment Expenses Incurred Related to
Year Ended	Current Year	Prior Years	Paid Losses and Loss Adjustment Expenses
December 31, 2014	$13,330.3	$(24.1)	$13,068.5
December 31, 2013	$12,427.3	$45.1	$12,014.9
December 31, 2012	$11,926.0	$22.0	$11,431.8
Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules
To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 2, 2015 appearing in the 2014 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2015

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

of The Progressive Corporation of our report dated March 2, 2015 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2014 Annual Report to Shareholders, which is incorporated by reference in The Progressive Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2014. We also consent to the incorporation by reference of our report dated March 2, 2015 relating to the financial statement schedules, which appears in such Annual Report on Form 10‑K.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 2, 2015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 2, 2015	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Chairman of the Board, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn M. Renwick	Director, Chairman of the Board, President, and Chief Executive Officer	March 2, 2015

Glenn M. Renwick

/s/ Brian C. Domeck	Vice President and Chief Financial Officer	March 2, 2015

Brian C. Domeck

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 2, 2015

Jeffrey W. Basch

*	Lead Independent Director	March 2, 2015
Stephen R. Hardis

*	Director	March 2, 2015
Stuart B. Burgdoerfer

*	Director	March 2, 2015
Charles A. Davis

*	Director	March 2, 2015
Roger N. Farah

*	Director	March 2, 2015
Lawton W. Fitt

*	Director	March 2, 2015
Jeffrey D. Kelly

*	Director	March 2, 2015
Patrick H. Nettles, Ph.D.

*	Director	March 2, 2015
Bradley T. Sheares, Ph.D.

*	Director	March 2, 2015
Barbara R. Snyder

* Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	March 2, 2015
Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended October 10, 2014)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 3 therein)
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.5 below), as amended and supplemented	Current Report on Form 8-K (filed on August 22, 2011; Exhibit 4.2 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.4 therein)
4	4.4
Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.11 below), as amended and supplemented
			Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.5 therein)
4	4.5	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.6	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.7
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.8	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.9	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.10	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.11
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.12	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Quarterly Report on Form 10-Q (filed on November 7, 2011; Exhibit 4.1 therein)
4	4.13	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.14	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.15
Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)
			Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.12 therein)
4	4.16	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.13 therein)
4	4.17
Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee
			Current Report on Form 8-K (filed on September 7, 2011; Exhibit 4 therein)
4	4.18	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.15 therein)
4	4.19	Termination of Replacement Capital Covenant, dated June 23, 2010	Current Report on Form 8-K (filed on June 24, 2010; Exhibit 4 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.20	Confirmation Letter-Discretionary Line of Credit dated March 24, 2014 from PNC Bank, National Association to The Progressive Corporation	Current Report on Form 8-K (filed on March 25, 2014; Exhibit 4.1 therein)
4	4.21	Discretionary Line of Credit Note dated March 24, 2014 from The Progressive Corporation to PNC Bank, National Association	Current Report on Form 8-K (filed on March 25, 2014; Exhibit 4.2 therein)
10(i)	10.1
Stock Purchase Agreement, dated as of December 15, 2014, among ARX Holding Corp., The Progressive Corporation and the selling shareholders identified therein, including Exhibit H, the form of Stockholders' Agreement to be executed at closing
			Filed herewith
10(ii)	10.2	Sublease Agreement for Aircraft Hangar dated as of August 21, 2006 between Progressive Casualty Insurance Company and Acme Operating Corporation	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.1 therein)
10(ii)	10.3	First Amendment to Sublease Agreement for Aircraft Hangar dated June 6, 2011 between Progressive Casualty Insurance Company and Acme Operating Corporation	Quarterly Report on Form 10-Q (filed on August 9, 2011; Exhibit 10.1 therein)
10(ii)	10.4	Assignment and Assumption of Lease Agreement dated July 7, 2010, between Acme Operating Company and Acme Acquisition Company	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.2 therein)
10(iii)	10.5	The Progressive Corporation 2012 Gainsharing Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.7 therein)
10(iii)	10.6	The Progressive Corporation 2013 Gainsharing Plan	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.6 therein)
10(iii)	10.7	The Progressive Corporation 2014 Gainsharing Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.7 therein)
10(iii)	10.8	The Progressive Corporation 2015 Gainsharing Plan	Filed herewith
10(iii)	10.9	The Progressive Corporation 2007 Executive Bonus Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.8 therein)
10(iii)	10.10	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.11	First Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.10 therein)
10(iii)	10.12	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.13	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on February 2, 2011; Exhibit 10.2 therein)
10(iii)	10.14	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.4 therein)
10(iii)	10.15	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Time-Based Award) (for March 2007 through 2010)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.13 therein)
10(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Filed herewith
10(iii)	10.17	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.15 therein)
10(iii)	10.18	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2009 through February 2010)	Filed herewith
10(iii)	10.19	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.1 therein)
10(iii)	10.20	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Current Report on Form 8-K (filed on March 30, 2010; Exhibit 10.2 therein)
10(iii)	10.21	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)
10(iii)	10.22	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)
10(iii)	10.23	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)
10(iii)	10.24	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)
10(iii)	10.25	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.1 therein)
10(iii)	10.26	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.5 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.27	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on December 11, 2012; Exhibit 10.1 therein)
10(iii)	10.28	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.1 therein)
10(iii)	10.29	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.1 therein)
10(iii)	10.30	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Filed herewith
10(iii)	10.31	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.2 therein)
10(iii)	10.32	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2012)	Current Report on Form 8-K (filed on March 22, 2012; Exhibit 10.1 therein)
10(iii)	10.33	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.2 therein)
10(iii)	10.34	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.3 therein)
10(iii)	10.35	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Filed herewith
10(iii)	10.36	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Filed herewith
10(iii)	10.37	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.38	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.39	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Filed herewith
10(iii)	10.40	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.2 therein)
10(iii)	10.41	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.3 therein)
10(iii)	10.42	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Filed herewith
10(iii)	10.43	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.44	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.45	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.46	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.47	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.48	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.49	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.50	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.51	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.52	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.53	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.12 therein)
10(iii)	10.54	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.13 therein)
10(iii)	10.55	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.14 therein)
10(iii)	10.56	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.15 therein)
10(iii)	10.57	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.16 therein)
10(iii)	10.58	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 through 2014)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.17 therein)
10(iii)	10.59	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.18 therein)
10(iii)	10.60	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.19 therein)
10(iii)	10.61	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.20 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.62	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.21 therein)
10(iii)	10.63	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.22 therein)
10(iii)	10.64	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.65	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.66	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.67	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.68	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.69	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.70	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.71	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.72	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.66 therein)
10(iii)	10.73	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.62 therein)
10(iii)	10.74	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.63 therein)
10(iii)	10.75	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.69 therein)
10(iii)	10.76	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.77	Director Compensation Schedule for 2011 and 2012	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.64 therein)
10(iii)	10.78	Director Compensation Schedule for 2013	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.72 therein)
10(iii)	10.79	Director Compensation Schedule for 2014	Filed herewith
10(iii)	10.80	The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2011; Exhibit 10.65 therein)
10(iii)	10.81	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.68 therein)
10(iii)	10.82	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.1 therein)
10(iii)	10.83	Third Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on May 9, 2011; Exhibit 10.2 therein)
10(iii)	10.84	Fourth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 6, 2013; Exhibit 10.2 therein)
10(iii)	10.85	Fifth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 6, 2013; Exhibit 10.3 therein)
10(iii)	10.86	Sixth Amendment to The Progressive Corporation Executive Separation Allowance Plan (2006 Amendment and Restatement)	Filed herewith
10(iii)	10.87	2012 Progressive Capital Management Bonus Plan	Current Report on Form 8-K (filed on March 6, 2012; Exhibit 10.1 therein)
10(iii)	10.88	2013 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.73 therein)
10(iii)	10.89	2014 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.82 therein)
10(iii)	10.90	2015 Progressive Capital Management Bonus Plan	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
11	11	Computation of Earnings Per Share	Filed herewith
13	13	The Progressive Corporation 2014 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 45 of this Annual Report on Form 10-K
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, Brian C. Domeck	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, Brian C. Domeck	Furnished herewith
99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith