Form 10-Q
period 2015-03-31
PROGRESSIVE CORP/OH/
filed 2015-05-11
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Common Shares, $1.00 par value: 586,722,794 outstanding at April 30, 2015

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three months ended March 31,	2015	2014	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,666.3	$4,402.3	6
Investment income	105.1	103.3	2
Net realized gains (losses) on securities:
Other-than-temporary impairment (OTTI) losses:
Total OTTI losses	(7.9)	0	NM
Non-credit losses, net of credit losses recognized on previously recorded non-credit OTTI losses	0	0	NM
Net impairment losses recognized in earnings	(7.9)	0	NM
Net realized gains (losses) on securities	40.9	119.4	(66)
Total net realized gains (losses) on securities	33.0	119.4	(72)
Fees and other revenues	73.7	72.8	1
Service revenues	17.2	9.8	76
Total revenues	4,895.3	4,707.6	4
Expenses
Losses and loss adjustment expenses	3,368.6	3,205.9	5
Policy acquisition costs	379.4	369.0	3
Other underwriting expenses	650.4	610.4	7
Investment expenses	5.3	4.1	29
Service expenses	15.9	9.7	64
Interest expense	32.5	26.7	22
Total expenses	4,452.1	4,225.8	5
Net Income
Income before income taxes	443.2	481.8	(8)
Provision for income taxes	147.6	160.5	(8)
Net income	$295.6	$321.3	(8)
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Net unrealized gains (losses) on securities:
Net non-credit related OTTI losses, adjusted for valuation changes	$0	$0	NM
Other net unrealized gains (losses) on securities	35.4	(0.1)	NM
Total net unrealized gains (losses) on securities	35.4	(0.1)	NM
Net unrealized gains (losses) on forecasted transactions	(8.7)	(0.3)	NM
Foreign currency translation adjustment	(0.5)	0	NM
Other comprehensive income (loss)	26.2	(0.4)	NM
Comprehensive income	$321.8	$320.9	0
Computation of Net Income Per Share
Average shares outstanding - Basic	587.6	593.9	(1)
Net effect of dilutive stock-based compensation	3.4	3.8	(11)
Total equivalent shares - Diluted	591.0	597.7	(1)
Basic: Net income per share	$0.50	$0.54	(7)
Diluted: Net income per share	$0.50	$0.54	(7)
Dividends declared per share[1]	$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31, 2014
(millions)	2015	2014
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $13,997.5, $12,335.8, and $13,374.2)	$14,219.8	$12,506.2	$13,549.2
Equity securities:
Nonredeemable preferred stocks (cost: $598.3, $460.7, and $590.4)	828.1	737.9	827.5
Common equities (cost: $1,295.0, $1,252.7, and $1,289.2)	2,515.7	2,278.7	2,492.3
Short-term investments (amortized cost: $2,267.0, $1,872.9, and $2,149.0)	2,267.0	1,872.9	2,149.0
Total investments	19,830.6	17,395.7	19,018.0
Cash	101.5	96.7	108.4
Accrued investment income	84.7	82.3	87.3
Premiums receivable, net of allowance for doubtful accounts of $138.7, $131.9, and $152.2	3,777.0	3,515.9	3,537.5
Reinsurance recoverables, including $50.8, $34.5, and $46.0 on paid losses and loss adjustment expenses	1,257.2	1,111.5	1,231.9
Prepaid reinsurance premiums	99.3	81.8	85.3
Deferred acquisition costs	484.0	466.9	457.2
Property and equipment, net of accumulated depreciation of $742.7, $687.1, and $731.0	957.5	950.0	960.6
Other assets	288.9	614.6	301.4
Total assets	$26,880.7	$24,315.4	$25,787.6
Liabilities and Shareholders’ Equity
Unearned premiums	$5,854.0	$5,460.1	$5,440.1
Loss and loss adjustment expense reserves	9,001.6	8,592.6	8,857.4
Net deferred income taxes	97.2	51.1	98.9
Dividends payable	0	0	404.1
Accounts payable, accrued expenses, and other liabilities	2,165.9	1,911.7	1,893.8
Debt[1]	2,560.1	1,861.3	2,164.7
Total liabilities	19,678.8	17,876.8	18,859.0
Common Shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 210.3, 204.5, and 209.8)	587.3	593.1	587.8
Paid-in capital	1,196.7	1,159.0	1,184.3
Retained earnings	4,368.6	3,735.2	4,133.4
Accumulated other comprehensive income, net of tax:
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0
Other net unrealized gains (losses) on securities	1,057.3	946.9	1,021.9
Total net unrealized gains (losses) on securities	1,057.3	946.9	1,021.9
Net unrealized gains (losses) on forecasted transactions	(7.2)	3.8	1.5
Foreign currency translation adjustment	(0.8)	0.6	(0.3)
Total accumulated other comprehensive income	1,049.3	951.3	1,023.1
Total shareholders’ equity	7,201.9	6,438.6	6,928.6
Total liabilities and shareholders’ equity	$26,880.7	$24,315.4	$25,787.6

1Consists of long-term debt. See Note 4 - Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three months ended March 31,
(millions — except per share amounts)	2015	2014
Common Shares, $1.00 Par Value
Balance, Beginning of period	$587.8	$595.8
Treasury shares purchased	(2.5)	(3.9)
Net restricted equity awards issued/vested/(forfeited)	2.0	1.2
Balance, End of period	$587.3	$593.1
Paid-In Capital
Balance, Beginning of period	$1,184.3	$1,142.0
Tax benefit from vesting of equity-based compensation	6.3	10.7
Treasury shares purchased	(5.0)	(7.5)
Net restricted equity awards (issued)/(vested)/forfeited	(2.0)	(1.2)
Amortization of equity-based compensation	13.1	15.2
Reinvested dividends on restricted stock units	0	(0.2)
Balance, End of period	$1,196.7	$1,159.0
Retained Earnings
Balance, Beginning of period	$4,133.4	$3,500.0
Net income	295.6	321.3
Treasury shares purchased	(58.4)	(83.3)
Cash dividends declared on common shares	0	1.1
Other, net	(2.0)	(3.9)
Balance, End of period	$4,368.6	$3,735.2
Accumulated Other Comprehensive Income, Net of Tax
Balance, Beginning of period	$1,023.1	$951.7
Other comprehensive income (loss)	26.2	(0.4)
Balance, End of period	$1,049.3	$951.3
Total Shareholders’ Equity	$7,201.9	$6,438.6
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three months ended March 31,	2015	2014
(millions)
Cash Flows From Operating Activities
Net income	$295.6	$321.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.8	22.8
Amortization of fixed-income securities	17.3	19.0
Amortization of equity-based compensation	13.1	15.2
Net realized (gains) losses on securities	(33.0)	(119.4)
Net (gains) losses on disposition of property and equipment	0.1	2.1
Changes in:
Premiums receivable	(239.6)	(205.2)
Reinsurance recoverables	(25.3)	(21.3)
Prepaid reinsurance premiums	(14.0)	(6.9)
Deferred acquisition costs	(26.8)	(19.3)
Income taxes	80.6	149.6
Unearned premiums	414.4	285.6
Loss and loss adjustment expense reserves	144.4	112.9
Accounts payable, accrued expenses, and other liabilities	106.9	77.0
Other, net	13.6	27.2
Net cash provided by operating activities	771.1	660.6
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,023.8)	(1,731.6)
Equity securities	(77.2)	(86.6)
Sales:
Fixed maturities	1,534.6	2,107.1
Equity securities	88.9	362.5
Maturities, paydowns, calls, and other:
Fixed maturities	855.1	697.0
Equity securities	0	14.3
Net sales (purchases) of short-term investments	(117.7)	(600.4)
Net unsettled security transactions	64.5	(411.3)
Purchases of property and equipment	(22.2)	(16.2)
Sales of property and equipment	1.4	2.2
Net cash provided by (used in) investing activities	(696.4)	337.0
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	6.3	10.7
Proceeds from debt issuance	382.0	0
Dividends paid to shareholders[1]	(403.6)	(892.6)
Acquisition of treasury shares	(65.9)	(94.7)
Net cash used in financing activities	(81.2)	(976.6)
Effect of exchange rate changes on cash	(0.4)	0.6
Increase (decrease) in cash	(6.9)	21.6
Cash, January 1	108.4	75.1
Cash, March 31	$101.5	$96.7

1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. All of the subsidiaries and affiliates are wholly owned or controlled. The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2015, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Included in other assets in the consolidated balance sheets for March 31, 2015 and 2014 and December 31, 2014, is $8.7 million of "held for sale" property, which represents the fair value of this property less the estimated costs to sell.
Note 2 Investments — Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities and derivative instruments) reported as a component of accumulated other comprehensive income, net of deferred income taxes. The changes in fair value of the hybrid securities and derivative instruments are recorded as a component of net realized gains (losses) on securities.
The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2015
Fixed maturities:
U.S. government obligations	$2,678.1	$30.1	$0	$0	$2,708.2	13.7%
State and local government obligations	2,224.8	50.0	(1.0)	0	2,273.8	11.5
Foreign government obligations	20.0	0	0	0	20.0	0.1
Corporate debt securities	2,851.6	54.4	(3.8)	1.8	2,904.0	14.6
Residential mortgage-backed securities	1,629.2	32.4	(13.1)	(0.3)	1,648.2	8.3
Commercial mortgage-backed securities	2,437.4	50.1	(1.1)	0.7	2,487.1	12.5
Other asset-backed securities	1,896.1	4.9	(0.3)	0.8	1,901.5	9.6
Redeemable preferred stocks	260.3	23.3	(6.6)	0	277.0	1.4
Total fixed maturities	13,997.5	245.2	(25.9)	3.0	14,219.8	71.7
Equity securities:
Nonredeemable preferred stocks	598.3	192.5	(5.9)	43.2	828.1	4.2
Common equities	1,295.0	1,226.7	(6.0)	0	2,515.7	12.7
Short-term investments	2,267.0	0	0	0	2,267.0	11.4
Total portfolio[2,3]	$18,157.8	$1,664.4	$(37.8)	$46.2	$19,830.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2014
Fixed maturities:
U.S. government obligations	$3,197.8	$39.0	$(6.8)	$0	$3,230.0	18.5%
State and local government obligations	2,131.0	33.1	(9.2)	0	2,154.9	12.4
Foreign government obligations	17.9	0	0	0	17.9	0.1
Corporate debt securities	2,461.6	45.4	(7.2)	1.8	2,501.6	14.4
Residential mortgage-backed securities	1,286.7	32.6	(11.9)	0	1,307.4	7.5
Commercial mortgage-backed securities	2,037.7	41.5	(17.6)	0	2,061.6	11.9
Other asset-backed securities	936.2	6.6	(0.6)	0.3	942.5	5.4
Redeemable preferred stocks	266.9	29.6	(6.2)	0	290.3	1.7
Total fixed maturities	12,335.8	227.8	(59.5)	2.1	12,506.2	71.9
Equity securities:
Nonredeemable preferred stocks	460.7	263.7	(1.2)	14.7	737.9	4.2
Common equities	1,252.7	1,028.8	(2.8)	0	2,278.7	13.1
Short-term investments	1,872.9	0	0	0	1,872.9	10.8
Total portfolio[2,3]	$15,922.1	$1,520.3	$(63.5)	$16.8	$17,395.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2014
Fixed maturities:
U.S. government obligations	$2,641.1	$27.3	$(1.3)	$0	$2,667.1	14.0%
State and local government obligations	2,095.7	44.6	(1.1)	0	2,139.2	11.2
Foreign government obligations	14.2	0	0	0	14.2	0.1
Corporate debt securities	2,813.9	32.9	(10.4)	0.3	2,836.7	14.9
Residential mortgage-backed securities	1,635.5	34.5	(10.8)	(0.7)	1,658.5	8.7
Commercial mortgage-backed securities	2,278.7	39.3	(2.6)	0.2	2,315.6	12.2
Other asset-backed securities	1,634.9	3.8	(0.8)	0.8	1,638.7	8.6
Redeemable preferred stocks	260.2	24.7	(5.7)	0	279.2	1.5
Total fixed maturities	13,374.2	207.1	(32.7)	0.6	13,549.2	71.2
Equity securities:
Nonredeemable preferred stocks	590.4	201.1	(6.4)	42.4	827.5	4.4
Common equities	1,289.2	1,213.2	(10.1)	0	2,492.3	13.1
Short-term investments	2,149.0	0	0	0	2,149.0	11.3
Total portfolio[2,3]	$17,402.8	$1,621.4	$(49.2)	$43.0	$19,018.0	100.0%

1Represents net holding period gains (losses) on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2015, $95.8 million was included in "other liabilities," compared to $350.0 million included in "other assets" at March 31, 2014 and $31.3 million included in "other liabilities" at December 31, 2014.
3The total fair value of the portfolio at March 31, 2015 and 2014, and December 31, 2014 included $1.7 billion, $0.8 billion, and $1.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not hold any repurchase transactions where we lent collateral at March 31, 2015, March 31, 2014, or December 31, 2014. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.
Also included in short-term investments are reverse repurchase commitment transactions, where we loan cash to internally approved counterparties and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. Our exposure to credit risk is limited due to the nature of the collateral (i.e., U.S. Treasury Notes) received. We have counterparty exposure on these trades in the event of a counterparty default to the extent the general collateral security's value is below the amount of cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight) reduces that exposure.

We had no open reverse repurchase commitments at March 31, 2015 or December 31, 2014, compared to $140.0 million with one counterparty at March 31, 2014. For the three months ended March 31, 2015, our largest outstanding balance of reverse repurchase commitments was $215.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $137.7 million.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31, 2014
(millions)	2015	2014
Fixed maturities:
Corporate debt securities	$132.9	$145.7	$139.8
Residential mortgage-backed securities	111.7	0	120.7
Commercial mortgage-backed securities	18.0	0	31.2
Other asset-backed securities	13.1	13.9	13.7
Total fixed maturities	275.7	159.6	305.4
Equity securities:
Nonredeemable preferred stocks	137.2	63.8	122.3
Total hybrid securities	$412.9	$223.4	$427.7
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $8.2 million as of March 31, 2015, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
The residential mortgage-backed securities accounted for as hybrid securities are obligations of the issuer with payments of principal based on the performance of a reference pool of loans. This embedded derivative results in the securities incorporating the risk of default from both the issuer and the related loan pool.
The commercial mortgage-backed securities in the table above contain fixed interest rate reset features that will increase the coupons in the event the securities are not fully paid off on the anticipated repayment date. These reset features have the potential to more than double our initial purchase yield for each security.
The other asset-backed security in the table above represents one hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative has the potential to more than double our initial investment yield at acquisition.
The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

Fixed Maturities The composition of fixed maturities by maturity at March 31, 2015, was:

(millions)	Cost	Fair Value
Less than one year	$3,839.1	$3,878.2
One to five years	6,771.6	6,848.9
Five to ten years	3,318.8	3,413.5
Ten years or greater	67.9	79.1
Total[1]	$13,997.4	$14,219.7

1Excludes $0.1 million related to our open interest rate swap positions.
Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of March 31, 2015, we had $31.8 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $6.0 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 89% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write-down the securities of that issuer. The remaining 11% of our common stocks were part of a managed equity strategy selected and administered by external investment advisors. If our review of loss position securities indicates there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2015
Fixed maturities:
U.S. government obligations	1	$7.2	$0	1	$7.2	$0	0	$0	$0
State and local government obligations	57	270.3	(1.0)	42	231.8	(0.5)	15	38.5	(0.5)
Corporate debt securities	25	390.3	(3.8)	17	242.4	(2.3)	8	147.9	(1.5)
Residential mortgage-backed securities	80	1,013.9	(13.1)	34	540.6	(3.1)	46	473.3	(10.0)
Commercial mortgage-backed securities	59	564.2	(1.1)	53	560.8	(1.0)	6	3.4	(0.1)
Other asset-backed securities	30	490.9	(0.3)	29	472.4	(0.1)	1	18.5	(0.2)
Redeemable preferred stocks	3	102.1	(6.6)	1	33.0	(1.0)	2	69.1	(5.6)
Total fixed maturities	255	2,838.9	(25.9)	177	2,088.2	(8.0)	78	750.7	(17.9)
Equity securities:
Nonredeemable preferred stocks	5	183.1	(5.9)	2	74.5	(2.2)	3	108.6	(3.7)
Common equities	40	58.3	(6.0)	40	58.3	(6.0)	0	0	0
Total equity securities	45	241.4	(11.9)	42	132.8	(8.2)	3	108.6	(3.7)
Total portfolio	300	$3,080.3	$(37.8)	219	$2,221.0	$(16.2)	81	$859.3	$(21.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2014
Fixed maturities:
U.S. government obligations	18	$930.4	$(6.8)	5	$163.1	$(0.3)	13	$767.3	$(6.5)
State and local government obligations	106	603.0	(9.2)	28	76.8	(0.6)	78	526.2	(8.6)
Corporate debt securities	31	594.3	(7.2)	7	101.6	(0.4)	24	492.7	(6.8)
Residential mortgage-backed securities	66	812.6	(11.9)	24	359.7	(1.9)	42	452.9	(10.0)
Commercial mortgage-backed securities	59	783.7	(17.6)	19	116.7	(0.2)	40	667.0	(17.4)
Other asset-backed securities	8	112.7	(0.6)	4	36.8	(0.1)	4	75.9	(0.5)
Redeemable preferred stocks	3	93.5	(6.2)	0	0	0	3	93.5	(6.2)
Total fixed maturities	291	3,930.2	(59.5)	87	854.7	(3.5)	204	3,075.5	(56.0)
Equity securities:
Nonredeemable preferred stocks	3	84.3	(1.2)	0	0	0	3	84.3	(1.2)
Common equities	9	34.0	(2.8)	7	23.1	(1.6)	2	10.9	(1.2)
Total equity securities	12	118.3	(4.0)	7	23.1	(1.6)	5	95.2	(2.4)
Total portfolio	303	$4,048.5	$(63.5)	94	$877.8	$(5.1)	209	$3,170.7	$(58.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2014
Fixed maturities:
U.S. government obligations	11	$428.2	$(1.3)	5	$150.7	$(0.3)	6	$277.5	$(1.0)
State and local government obligations	46	234.2	(1.1)	28	177.9	(0.4)	18	56.3	(0.7)
Corporate debt securities	53	843.2	(10.4)	43	647.5	(6.1)	10	195.7	(4.3)
Residential mortgage-backed securities	70	844.2	(10.8)	33	465.2	(3.1)	37	379.0	(7.7)
Commercial mortgage-backed securities	63	723.4	(2.6)	54	667.5	(1.4)	9	55.9	(1.2)
Other asset-backed securities	44	741.8	(0.8)	42	715.7	(0.7)	2	26.1	(0.1)
Redeemable preferred stocks	3	103.0	(5.7)	1	33.0	(1.0)	2	70.0	(4.7)
Total fixed maturities	290	3,918.0	(32.7)	206	2,857.5	(13.0)	84	1,060.5	(19.7)
Equity securities:
Nonredeemable preferred stocks	8	231.4	(6.4)	5	143.2	(3.6)	3	88.2	(2.8)
Common equities	20	68.4	(10.1)	19	61.8	(9.6)	1	6.6	(0.5)
Total equity securities	28	299.8	(16.5)	24	205.0	(13.2)	4	94.8	(3.3)
Total portfolio	318	$4,217.8	$(49.2)	230	$3,062.5	$(26.2)	88	$1,155.3	$(23.0)

Since both March 31, 2014 and December 31, 2014, the number of securities in our fixed-maturity portfolio with unrealized losses decreased, reflecting a combination of an increase in prices associated with a general decline in interest rates at certain maturities, as well as sales of securities for portfolio management reasons. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at March 31, 2015 in the table above are current with respect to required principal and interest payments. Since December 31, 2014, our nonredeemable preferred stocks decreased to five securities with unrealized losses, averaging approximately 3% of their total cost. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio increased during the first quarter 2015, though the total gross unrealized loss for the portfolio decreased during the period. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	March 31,		December 31, 2014
(millions)	2015	2014
Fixed maturities:
Residential mortgage-backed securities	$(44.1)	$(44.1)	$(44.1)
Commercial mortgage-backed securities	(0.6)	(0.9)	(0.6)
Total fixed maturities	$(44.7)	$(45.0)	$(44.7)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2015 and 2014, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2014	$12.7	$0.4	$13.1
Change in recoveries of future cash flows expected to be collected[1]	(0.5)	0	(0.5)
Balance at March 31, 2015	$12.2	$0.4	$12.6

	Three Months Ended March 31, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2013	$19.2	$0.4	$19.6
Change in recoveries of future cash flows expected to be collected[1]	(0.1)	0	(0.1)
Balance at March 31, 2014	$19.1	$0.4	$19.5

1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down. We did not have any credit impairment write-downs as of March 31, 2015 or 2014.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

(millions)	2015	2014
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$4.9	$6.5
State and local government obligations	0	4.4
Corporate and other debt securities	9.1	23.1
Residential mortgage-backed securities	0.1	1.0
Commercial mortgage-backed securities	10.8	6.1
Total fixed maturities	24.9	41.1
Equity securities:
Nonredeemable preferred stocks	15.8	25.9
Common equities	17.8	83.0
Subtotal gross realized gains on security sales	58.5	150.0
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(0.8)	(4.7)
State and local government obligations	0	(0.1)
Corporate and other debt securities	(0.8)	(2.2)
Commercial mortgage-backed securities	(0.2)	(2.7)
Redeemable preferred stocks	0	(3.2)
Total fixed maturities	(1.8)	(12.9)
Equity securities:
Common equities	(0.4)	(3.4)
Subtotal gross realized losses on security sales	(2.2)	(16.3)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	4.1	1.8
State and local government obligations	0	4.3
Corporate and other debt securities	8.3	20.9
Residential mortgage-backed securities	0.1	1.0
Commercial mortgage-backed securities	10.6	3.4
Redeemable preferred stocks	0	(3.2)
Total fixed maturities	23.1	28.2
Equity securities:
Nonredeemable preferred stocks	15.8	25.9
Common equities	17.4	79.6
Subtotal net realized gains (losses) on security sales	56.3	133.7
Other-than-temporary impairment losses
Equity securities:
Common equities	(7.9)	0
Subtotal other-than-temporary impairment losses	(7.9)	0
Other gains (losses)
Hybrid securities	3.3	3.8
Derivative instruments	(18.8)	(19.3)
Litigation settlements	0.1	1.2
Subtotal other gains (losses)	(15.4)	(14.3)
Total net realized gains (losses) on securities	$33.0	$119.4
Gross realized gains and losses were predominantly the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates and sales from our equity portfolios. In addition, gains and losses reflect recoveries from litigation settlements and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired in our equity portfolio.

Net Investment Income  The components of net investment income for the three months ended March 31, were:

(millions)	2015	2014
Fixed maturities:
U.S. government obligations	$9.1	$13.0
State and local government obligations	11.9	12.8
Foreign government obligations	0.1	0.1
Corporate debt securities	22.9	22.0
Residential mortgage-backed securities	12.8	9.9
Commercial mortgage-backed securities	16.9	16.7
Other asset-backed securities	5.0	4.2
Redeemable preferred stocks	3.8	4.1
Total fixed maturities	82.5	82.8
Equity securities:
Nonredeemable preferred stocks	10.5	9.9
Common equities	11.7	10.4
Short-term investments	0.4	0.2
Investment income	105.1	103.3
Investment expenses	(5.3)	(4.1)
Net investment income	$99.8	$99.2

Trading Securities At March 31, 2015 and 2014, and December 31, 2014, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2015 and 2014.
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

The following table shows the status of our derivative instruments at March 31, 2015 and 2014, and December 31, 2014, and for the three months ended March 31, 2015 and 2014:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended
	March 31,		Dec. 31,			March 31,		Dec. 31,	March 31,
Derivatives designated as:	2015	2014	2014	Purpose	Classification	2015	2014	2014	2015	2014
Hedging instruments
Closed:
Ineffective cash flow hedge	$0	$0	$44	Manage interest rate risk	NA	$0	$0	$0	$0	$0
Non-hedging instruments
Assets:
Interest rate swaps	750	750	750	Manage portfolio duration	Investments— fixed maturities	0.1	51.9	15.8	(18.8)	(19.3)
Total	NA	NA	NA			$0.1	$51.9	$15.8	$(18.8)	$(19.3)

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
NA= Not Applicable
CASH FLOW HEDGES
In January 2015, upon issuance of $400 million of 3.70% Senior Notes due 2045 (the "3.70% Senior Notes"), we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized a $12.9 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an adjustment to interest expense and amortized over the life of the 3.70% Senior Notes.
Our ineffective cash flow hedge, which is reflected in the table above, resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2014, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities. There was no repurchase activity during the first quarter of 2015 or 2014.
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS
We use interest rate swap contracts primarily to manage the fixed-income portfolio duration. At March 31, 2015 and 2014, and December 31, 2014, we held interest rate swap positions for which we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. Since inception, interest rates have increased slightly; however, as interest rates fell during 2015, our fair value gain decreased by $15.7 million.
As of March 31, 2015, the balance of the cash collateral that we delivered to the applicable counterparties on the positions was $4.7 million. As of March 31, 2014 and December 31, 2014, the balance of the cash collateral that we had received from the applicable counterparties on the positions was $43.3 million and $16.1 million, respectively.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2015
Fixed maturities:
U.S. government obligations	$2,708.2	$0	$0	$2,708.2	$2,678.1
State and local government obligations	0	2,273.8	0	2,273.8	2,224.8
Foreign government obligations	20.0	0	0	20.0	20.0
Corporate debt securities	0	2,904.0	0	2,904.0	2,851.6
Subtotal	2,728.2	5,177.8	0	7,906.0	7,774.5
Asset-backed securities:
Residential mortgage-backed	0	1,648.2	0	1,648.2	1,629.2
Commercial mortgage-backed	0	2,475.7	11.4	2,487.1	2,437.4
Other asset-backed	0	1,901.5	0	1,901.5	1,896.1
Subtotal asset-backed securities	0	6,025.4	11.4	6,036.8	5,962.7
Redeemable preferred stocks:
Financials	0	98.2	0	98.2	77.3
Utilities	0	64.4	0	64.4	65.0
Industrials	0	114.4	0	114.4	118.0
Subtotal redeemable preferred stocks	0	277.0	0	277.0	260.3
Total fixed maturities	2,728.2	11,480.2	11.4	14,219.8	13,997.5
Equity securities:
Nonredeemable preferred stocks:
Financials	181.7	576.5	69.9	828.1	598.3
Subtotal nonredeemable preferred stocks	181.7	576.5	69.9	828.1	598.3
Common equities:
Common stocks	2,515.4	0	0	2,515.4	1,294.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,515.4	0	0.3	2,515.7	1,295.0
Total fixed maturities and equity securities	5,425.3	12,056.7	81.6	17,563.6	15,890.8
Short-term investments	2,267.0	0	0	2,267.0	2,267.0
Total portfolio	$7,692.3	$12,056.7	$81.6	$19,830.6	$18,157.8
Debt	$0	$2,910.9	$0	$2,910.9	$2,560.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2014
Fixed maturities:
U.S. government obligations	$3,230.0	$0	$0	$3,230.0	$3,197.8
State and local government obligations	0	2,154.9	0	2,154.9	2,131.0
Foreign government obligations	17.9	0	0	17.9	17.9
Corporate debt securities	0	2,501.6	0	2,501.6	2,461.6
Subtotal	3,247.9	4,656.5	0	7,904.4	7,808.3
Asset-backed securities:
Residential mortgage-backed	0	1,307.4	0	1,307.4	1,286.7
Commercial mortgage-backed	0	2,033.0	28.6	2,061.6	2,037.7
Other asset-backed	0	942.5	0	942.5	936.2
Subtotal asset-backed securities	0	4,282.9	28.6	4,311.5	4,260.6
Redeemable preferred stocks:
Financials	0	107.4	0	107.4	84.2
Utilities	0	65.2	0	65.2	64.9
Industrials	0	117.7	0	117.7	117.8
Subtotal redeemable preferred stocks	0	290.3	0	290.3	266.9
Total fixed maturities	3,247.9	9,229.7	28.6	12,506.2	12,335.8
Equity securities:
Nonredeemable preferred stocks:
Financials	284.0	411.8	42.1	737.9	460.7
Subtotal nonredeemable preferred stocks	284.0	411.8	42.1	737.9	460.7
Common equities:
Common stocks	2,278.3	0	0	2,278.3	1,252.3
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,278.3	0	0.4	2,278.7	1,252.7
Total fixed maturities and equity securities	5,810.2	9,641.5	71.1	15,522.8	14,049.2
Short-term investments	1,611.7	261.2	0	1,872.9	1,872.9
Total portfolio	$7,421.9	$9,902.7	$71.1	$17,395.7	$15,922.1
Debt	$0	$2,152.5	$0	$2,152.5	$1,861.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2014
Fixed maturities:
U.S. government obligations	$2,667.1	$0	$0	$2,667.1	$2,641.1
State and local government obligations	0	2,139.2	0	2,139.2	2,095.7
Foreign government obligations	14.2	0	0	14.2	14.2
Corporate debt securities	0	2,836.7	0	2,836.7	2,813.9
Subtotal	2,681.3	4,975.9	0	7,657.2	7,564.9
Asset-backed securities:
Residential mortgage-backed	0	1,658.5	0	1,658.5	1,635.5
Commercial mortgage-backed	0	2,304.0	11.6	2,315.6	2,278.7
Other asset-backed	0	1,638.7	0	1,638.7	1,634.9
Subtotal asset-backed securities	0	5,601.2	11.6	5,612.8	5,549.1
Redeemable preferred stocks:
Financials	0	97.9	0	97.9	77.3
Utilities	0	65.3	0	65.3	65.0
Industrials	0	116.0	0	116.0	117.9
Subtotal redeemable preferred stocks	0	279.2	0	279.2	260.2
Total fixed maturities	2,681.3	10,856.3	11.6	13,549.2	13,374.2
Equity securities:
Nonredeemable preferred stocks:
Financials	204.1	554.1	69.3	827.5	590.4
Subtotal nonredeemable preferred stocks	204.1	554.1	69.3	827.5	590.4
Common equities:
Common stocks	2,491.9	0	0	2,491.9	1,288.8
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,491.9	0	0.4	2,492.3	1,289.2
Total fixed maturities and equity securities	5,377.3	11,410.4	81.3	16,869.0	15,253.8
Short-term investments	1,937.0	212.0	0	2,149.0	2,149.0
Total portfolio	$7,314.3	$11,622.4	$81.3	$19,018.0	$17,402.8
Debt	$0	$2,527.5	$0	$2,527.5	$2,164.7
Our portfolio valuations, excluding the other short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the first quarter of 2015. During the first quarter of 2014, we had two nonredeemable preferred stocks with a value of $41.7 million that were transferred from Level 2 to Level 1 due to the availability of a consistent exchange price; this was the only transfer during 2014. We recognize transfers between levels at the end of the reporting period.
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

At both March 31, 2015 and December 31, 2014, vendor-quoted prices represented 50% of our Level 1 classifications (excluding short-term investments), compared to 55% at March 31, 2014. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. The decline in vendor-quoted Level 1 prices since March 31, 2014 was due to a reduction of U.S. Treasury Notes with the funds deployed primarily to short-term investments.
At both March 31, 2015 and December 31, 2014, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 3%, compared to 96% and 4% at March 31, 2014. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
To allow us to determine if our initial source is providing a price that is outside of a reasonable range, we review our portfolio pricing on a weekly basis. We frequently challenge prices from our sources when a price provided does not match our expectations based on our evaluation of market trends and activity. Initially, we perform a review of our portfolio by sector to identify securities whose prices appear outside of a reasonable range. We then perform a more detailed review of fair values for securities disclosed as Level 2. We review dealer bids and quotes for these and/or similar securities to determine the market level context for our valuations. We then evaluate inputs relevant for each class of securities disclosed in the preceding hierarchy tables.
For our structured debt securities, including commercial, residential, and asset-backed securities, we evaluate available market-related data for these and similar securities related to collateral, delinquencies, and defaults for historical trends and reasonably estimable projections, as well as historical prepayment rates and current prepayment assumptions and cash flow estimates. We further stratify each class of our structured debt securities into more finite sectors (e.g., planned amortization class, first pay, second pay, senior, subordinated, etc.) and use duration, credit quality, and coupon to determine if the fair value is appropriate.

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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2015 and 2014, and December 31, 2014, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
At March 31, 2015, we held one private preferred equity security (in ARX Holding Corp.) with a value of $69.9 million, that was priced internally. The same security had a value of $42.1 million at March 31, 2014 and $69.3 million at December 31, 2014. The increase in value is due primarily to a higher price to book ratio multiple included in the terms of the stock purchase agreement we entered into during December 2014 to purchase a majority interest in ARX Holding Corp. This was the only internally-priced security in the portfolio at March 31, 2015 and 2014, and December 31, 2014.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2015 or 2014, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2015 and 2014:

	Level 3 Fair Value
	Three Months Ended March 31, 2015
(millions)	Fair Value at December 31, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2015
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$0	$0	$0	$0	$0	$0	$0	$0
Commercial mortgage-backed	11.6	(0.2)	0	0	0	0	0	11.4
Total fixed maturities	11.6	(0.2)	0	0	0	0	0	11.4
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.3	0	0	0	0	0.6	0	69.9
Common equities:
Other risk investments	0.4	0	0	0	0	(0.1)	0	0.3
Total Level 3 securities	$81.3	$(0.2)	$0	$0	$0	$0.5	$0	$81.6
1The $0.6 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Three Months Ended March 31, 2014
(millions)	Fair Value at December 31, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2014
Fixed maturities:
Asset-backed securities:
Residential mortgage-backed	$0.2	$0	$0	$0	$0	$(0.2)	$0	$0
Commercial mortgage-backed	29.0	(0.5)	0	0	0	0.1	0	28.6
Total fixed maturities	29.2	(0.5)	0	0	0	(0.1)	0	28.6
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	39.0	0	0	0	0	3.1	0	42.1
Common equities:
Other risk investments	0.5	(0.1)	0	0	0	0	0	0.4
Total Level 3 securities	$68.7	$(0.6)	$0	$0	$0	$3.0	$0	$71.1
1The $3.1 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2015 and 2014, and December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$11.4	External vendor	Prepayment rate[1]	0
Total fixed maturities	11.4
Equity securities:
Nonredeemable preferred stocks:
Financials	69.9	Multiple of tangible net book value	Price to book ratio multiple	2.6
Subtotal Level 3 securities	81.3
Pricing exemption securities[2]	0.3
Total Level 3 securities	$81.6

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$28.6	External vendor	Prepayment rate[1]	0
Total fixed maturities	28.6
Equity securities:
Nonredeemable preferred stocks:
Financials	42.1	Multiple of tangible net book value	Price to book ratio multiple	1.9
Subtotal Level 3 securities	70.7
Pricing exemption securities[2]	0.4
Total Level 3 securities	$71.1

1Assumes that two securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$11.6	External vendor	Prepayment rate[1]	0
Total fixed maturities	11.6
Equity securities:
Nonredeemable preferred stocks:
Financials	69.3	Multiple of tangible net book value	Price to book ratio multiple	2.6
Subtotal Level 3 securities	80.9
Pricing exemption securities[2]	0.4
Total Level 3 securities	$81.3

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were obtained from non-binding external sources where unobservable inputs are not reasonably available to us.
Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
Note 4 Debt — Debt consisted of:

	March 31, 2015		March 31, 2014		December 31, 2014
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$497.9	$542.6	$497.6	$524.5	$497.8	$535.6
6 5/8% Senior Notes due 2029	295.6	393.6	295.4	381.8	295.5	400.6
6.25% Senior Notes due 2032	394.9	525.6	394.7	501.4	394.8	527.9
4.35% Senior Notes due 2044	346.3	387.1	0	0	346.3	378.9
3.70% Senior Notes due 2045	394.9	394.8	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	630.5	667.2	673.6	744.8	630.3	684.5
Total	$2,560.1	$2,910.9	$1,861.3	$2,152.5	$2,164.7	$2,527.5

In January 2015, we issued $400 million of our 3.70% Senior Notes due 2045 (the “3.70% Senior Notes”) and, in April 2014, $350 million of our 4.35% Senior Notes due 2044 (the “4.35% Senior Notes”) in underwritten public offerings. We received proceeds, after deducting underwriter's discounts and commissions of approximately $394.9 million and $346.3 million, respectively. In addition, we incurred expenses of approximately $0.8 million and $0.7 million, respectively, related to the issuances. Upon issuance of the 3.70% Senior Notes and 4.35% Senior Notes, we also closed forecasted debt issuance hedges, which were entered into to hedge against a possible rise in interest rates, and recognized a $12.9 million and a $1.6 million pretax loss, respectively, as part of accumulated other comprehensive income (loss); the losses will be recognized as an adjustment to interest expense and amortized over the applicable life of the 3.70% and 4.35% Senior Notes.
We did not repurchase any debt securities in the first quarter of 2015 or 2014. During the year ended December 31, 2014, we repurchased, in the open market, $44.3 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.8 million. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.5 million on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

During the first quarter 2015, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. The prior line of credit, entered into in the first quarter 2014, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance would need to be repaid on the 30th day after the advance or, if earlier, on April 30, 2016, the expiration date of the Line of Credit. Prepayments are permitted without penalty. All advances under the Line of Credit are subject to PNC's discretion. We had no borrowings under the Line of Credit or the prior line of credit during the first three months of 2015 or throughout 2014.

Note 5 Income Taxes — At March 31, 2015 and 2014, and December 31, 2014, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the three months ended March 31, 2015, there have been no material changes in our uncertain tax positions or effective tax rate.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2015	2014
Income taxes	$60.0	$0
Interest	19.3	19.3
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with unaffiliated insurance companies. All segment revenues are generated from external customers.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2015		2014
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,244.5	$194.5	$2,203.2	$178.6
Direct	1,955.4	68.2	1,762.2	71.0
Total Personal Lines[1]	4,199.9	262.7	3,965.4	249.6
Commercial Lines	466.4	78.5	436.9	40.9
Other indemnity	0	0.4	0	(0.7)
Total underwriting operations	4,666.3	341.6	4,402.3	289.8
Fees and other revenues[2]	73.7	NA	72.8	NA
Service businesses	17.2	1.3	9.8	0.1
Investments[3]	138.1	132.8	222.7	218.6
Interest expense	NA	(32.5)	NA	(26.7)
Consolidated total	$4,895.3	$443.2	$4,707.6	$481.8
NA = Not Applicable
1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned in both the first quarters of 2015 and 2014; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
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

	Three Months Ended March 31,
	2015		2014
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	8.7%	91.3	8.1%	91.9
Direct	3.5	96.5	4.0	96.0
Total Personal Lines	6.3	93.7	6.3	93.7
Commercial Lines	16.8	83.2	9.4	90.6
Other indemnity[1]	NM	NM	NM	NM
Total underwriting operations	7.3	92.7	6.6	93.4

1Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (Gainshare factor), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2014, the Board determined the target percentage for 2015 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2014 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of March 31, 2015, the Gainshare factor was 0.95. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. In addition, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2015 were to be paid, the Board would likely declare the 2015 annual dividend in December 2015, with a record date in early 2016 and payment shortly thereafter. For the three months ended March 31, 2015, our comprehensive income was $321.8 million, which is higher than the $222.0 million of after-tax underwriting income for the same period.
Following is a summary of our shareholder dividends, both variable and special, that were paid in the last two years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total
Annual – Variable	December 2014	February 2015	$0.6862	$404.1
Annual – Variable	December 2013	February 2014	0.4929	293.9
Special	December 2013	February 2014	1.0000	596.3

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2014	$1,574.0	$(550.9)	$1,023.1	$1,021.9	$1.5	$(0.3)
Other comprehensive income (loss) before reclassifications:
Investment securities	99.3	(34.7)	64.6	64.6	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	(12.8)	4.4	(8.4)	0	(8.4)	0
Foreign currency translation adjustment	(0.9)	0.4	(0.5)	0	0	(0.5)
Total other comprehensive income (loss) before reclassifications	85.6	(29.9)	55.7	64.6	(8.4)	(0.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(7.9)	2.8	(5.1)	(5.1)	0	0
Net realized gains (losses) on securities	52.8	(18.5)	34.3	34.3	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0
Total reclassification adjustment for amounts realized in net income	45.4	(15.9)	29.5	29.2	0.3	0
Total other comprehensive income (loss)	40.2	(14.0)	26.2	35.4	(8.7)	(0.5)
Balance at March 31, 2015	$1,614.2	$(564.9)	$1,049.3	$1,057.3	$(7.2)	$(0.8)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment
Balance at December 31, 2013	$1,464.1	$(512.4)	$951.7	$947.0	$4.1	$0.6
Other comprehensive income (loss) before reclassifications:
Investment securities	131.8	(46.1)	85.7	85.7	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	131.8	(46.1)	85.7	85.7	0	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0
Net realized gains (losses) on securities	131.9	(46.1)	85.8	85.8	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0
Total reclassification adjustment for amounts realized in net income	132.4	(46.3)	86.1	85.8	0.3	0
Total other comprehensive income (loss)	(0.6)	0.2	(0.4)	(0.1)	(0.3)	0
Balance at March 31, 2014	$1,463.5	$(512.2)	$951.3	$946.9	$3.8	$0.6

In an effort to manage interest rate risk, we entered into forecasted transactions on each of our outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on these cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify $1.9 million (pretax) into income during the next 12 months, related to net unrealized gains on forecasted transactions.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at March 31, 2015. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our Annual Report to Shareholders for the year ended December 31, 2014, which is included as Exhibit 13 to our Annual Report on Form 10-K (the "Annual Report to Shareholders"). In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation to our consolidated financial statements in our Annual Report to Shareholders.
Note 11 New Accounting Standard — In April 2015, the Financial Accounting Standards Board issued an accounting standard update related to the presentation of the cost of issuing debt on balance sheets. This standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This standard, which is required to be applied on a retrospective basis, is effective for fiscal years beginning after December 15, 2015 (2016 for calendar-year companies), with early adoption permitted. We have historically deducted the majority of our debt issuance costs from the carrying value of the debt, therefore, we do not expect this standard to have a significant impact on our financial condition, cash flows, or results of operations.
Note 12 Subsequent Event — On April 1, 2015, we acquired approximately 63.5% of the outstanding capital stock of ARX Holding Corp. (ARX), the parent company of American Strategic Insurance (ASI), primarily from non-management shareholders. ASI is one of the 20 largest homeowners insurance carriers in the United States. The total cost of this acquisition was approximately $877 million and was funded with available cash on hand. As of March 31, 2015, ARX, on a consolidated basis, had assets of $1.8 billion, which consists primarily of investments, and liabilities of $1.3 billion, including unearned premiums of $0.6 billion, loss and loss adjustment expense reserves of $0.3 billion, and debt of $0.2 billion. We are currently evaluating the initial accounting for the acquisition, including purchase price allocation.
Prior to this additional acquisition, we held a 5% interest in ARX that had a value of $69.9 million at March 31, 2015. During the first quarter 2015, we recognized a $0.6 million holding period gain on this position that was reflected in net realized gains (losses) on securities in our statement of comprehensive income (See Note 3 - Fair Value, for a discussion on the method used for valuing this security). Through the April 2015 acquisition, which brought our total ownership interest to 68.5%, we are able to build on the pre-existing relationship we had with ASI to further our bundling strategy in the Agency channel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the first quarter 2015, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 8% and 2%, respectively, on a year-over-year basis. Overall, our net income was down 8% to $295.6 million, or $.50 per share, reflecting a 72% decrease in net realized gains on securities recognized in the first quarter 2015, compared to the same period last year. Underwriting profitability for the quarter of 7.3%, or $341.6 million, was up 0.7 points, or 18%, from last year, including favorable prior accident year development. Our investment income of $105.1 million was up 2%, or $1.8 million, on a year-over-year basis. Comprehensive income was relatively flat year-over-year. During the first quarter, our total capital position (debt plus equity) increased nearly $700 million to $9.8 billion, reflecting comprehensive income earned and the $400 million 3.70% Senior Notes we issued during the quarter.
A. Insurance Operations
During the first quarter 2015, we realized an increase in net premiums written of 8% on a companywide basis, compared to the prior year period. Our Agency and Direct Personal Lines businesses increased 3% and 13%, respectively, and our Commercial Lines business grew 15%. To analyze growth, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.
For the first quarter, on a year-over-year basis, written premium per policy increased 4% in our Agency auto business, 5% in both our Direct auto and Commercial Lines businesses, and 1% for our special lines products. The increases resulted from both rate changes and shifts in our mix of business. Overall, rates are up slightly year-over-year. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs and react quickly as we recognize loss cost trends at the state level.
Personal Lines new applications for the first quarter increased 6%, compared to the same period last year. Direct auto and special lines new applications increased 13% and 16%, respectively, while Agency auto new applications decreased by 4%. We are continuing to focus on improving our competitiveness in the Agency channel by focusing on product design and underwriting, and the development of modifications that make agencies' access to, and use of, our quoting systems easier. Our Commercial Lines new applications increased 19%, driven by growth in our truck products, reflecting rate increases and underwriting restrictions by our competitors, as well as increased conversion in business auto, resulting from modest rate reductions.
During the first quarter 2015, our renewal applications increased 4% in Personal Lines and 2% in Commercial Lines. The primary contributors to the Personal Lines increase were our Direct auto business and special lines products renewal applications, which grew 7% and 10%, respectively, while Agency auto renewal applications were down 1%.
We continue to look at ways to help stimulate growth and provide consumers with distinctive insurance options, including the following:

•
We are continuing to roll out a new program in Snapshot®, our usage-based insurance product, which affords more customers discounts for their good driving behavior, while increasing rates at renewal for a small number of drivers based on their driving behavior. We are also offering a Snapshot enrollment discount that varies at the customer-segment level, such as a higher discount for more preferred drivers.

•
Our efforts to provide additional insurance products through our strategy of "bundling" our auto coverages with other coverages, such as home, renters, and umbrella insurance, continue to be an important part of our strategy. On April 1, 2015, we acquired a controlling interest in the parent company of American Strategic Insurance (ASI), our current homeowners insurance provider in the Agency channel. Through this acquisition, we hope to solidify our auto-homeowners insurance package offered through this channel. In the Direct channel, we continue to work with our current unaffiliated providers, as well as ASI, for these products.

•	We expanded our renters insurance product in the Agency channel, allowing agents the option to bundle renters and auto insurance, thereby increasing the propensity of our customers to stay with us.
On a companywide basis, year-over-year, policies in force grew 2%, with Personal Lines growing 2% and Commercial Lines growing 3%. Our Direct auto business grew 7% and our special lines products grew 2%, while our Agency auto business decreased 3% over last year. We ended the first quarter with 13.5 million Personal Lines policies in force, about 230,000 more policies in force than at the end of 2014.

To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy decreased 5% for our Agency auto business and 1% for our Direct auto business, compared to last year. The policy life expectancy for our Commercial Lines business was up 4%, while our special lines products remained unchanged, compared to last year.
In 2014, we began to disclose policy life expectancy for our personal auto products using a trailing 3-month measure. Although using a trailing 3-month measure does not address seasonality and can create more volatility, this measure is more responsive to current experience and can be an indicator in how our retention rates are moving. Our trailing 3-month policy life expectancy at March 31, 2015, on a year-over-year basis, was down 8% in Agency auto and 6% in Direct auto, resulting primarily from increased rates in both channels. We will maintain our focus on providing customers with more stable rates and other insurance-related products and services they may need over time in our ongoing efforts to increase retention.
B. Investments
The fair value of our investment portfolio was $19.8 billion at March 31, 2015. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

•	common equities

•	nonredeemable preferred stocks

•	redeemable preferred stocks, except for 50% of investment-grade redeemable preferred stocks with cumulative dividends, which are included in Group II, and

•	all other non-investment-grade fixed-maturity securities.
Group II securities include:

•	short-term securities, and

•	all other fixed-maturity securities, including 50% of the investment-grade redeemable preferred stocks with cumulative dividends.
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At March 31, 2015, 22% of our portfolio was allocated to Group I securities and 78% to Group II securities, compared to 23% and 77%, respectively, at December 31, 2014.
Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.1% for the first quarter 2015, compared to 1.4% for the first quarter 2014. Our common stock and fixed-income portfolios both contributed to these total returns with FTE returns of 1.7% and 1.0%, respectively, for the first quarter 2015, and 2.1% and 1.3%, respectively, for the first quarter 2014. The return differential in 2015 compared to 2014 is a result of lower equity market returns and a slight decline in yields on fixed-income securities. At March 31, 2015, the fixed-income portfolio had a weighted average credit quality of A+, compared to AA- at March 31, 2014. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities.
Our recurring investment income generated a pretax book yield of 2.4% during the first quarter 2015, compared to 2.5% during the first quarter 2014. At March 31, 2015, our duration was 1.8 years, compared to 1.7 years at March 31, 2014. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $0.8 billion and $0.7 billion for the first three months of 2015 and 2014, respectively.
Our total capital (debt plus equity) was $9.8 billion, at book value, at March 31, 2015, compared to $8.3 billion and $9.1 billion at March 31, 2014 and December 31, 2014, respectively. Our interest expense increased 22% on a year-over-year basis, and our debt-to-total capital ratio was 26.2%, 22.4%, and 23.8% at March 31, 2015 and 2014, and December 31, 2014, respectively, reflecting the impact of debt issuances, partially offset by debt repurchases, during the last 12 months. During the trailing 12 months, we issued a total of $750 million of Senior Notes in two separate underwritten public offerings. We issued this debt to take advantage of attractive terms in the market and allow for financial flexibility. We did not repurchase any debt securities in the first quarter of 2015 or 2014. During the full year 2014, we repurchased $44.3 million of our outstanding debt in the open market. We financed these transactions through available cash.
On April 1, 2015, we acquired an additional 63.5% ownership interest in ARX Holding Corp., the parent company of ASI, bringing our total ownership percentage to about 68.5%. As part of a related stockholders' agreement, we have the ability to achieve 100% ownership within six years. The total cost of the April acquisition was approximately $877 million, which we funded with available cash. This acquisition solidifies the pre-existing relationship we had with ASI as our homeowners insurance provider in the Agency channel.
Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business, scheduled principal and interest payments on our debt, any declared dividends, acquisition-related commitments, and other expected capital requirements. The covenants on our existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs.
During the first three months of 2015 and at all times during 2014, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer as described in our Annual Report to Shareholders for the year ended December 31, 2014.
Our available capital allowed us to take several actions to deploy underleveraged capital, including:

•
Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, reducing our future interest expense, when management believes that such securities are attractively priced and capital is available for such a purpose. We did not repurchase any debt securities in the first quarter of 2015 or 2014. During the full year 2014, we repurchased, in the open market, $44.3 million in principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the amounts paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.8 million.

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of March 31, 2015, we had 17.5 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended March 31,
(millions, except per share amounts)	2015	2014
Total number of shares purchased	2.5	3.9
Total cost	$65.9	$94.7
Average price paid per share	$26.80	$24.37

•
Dividends. As part of our capital management activities, in February 2015 and 2014, we paid annual variable dividends of $0.6862 per share and $0.4929 per share, respectively, which were each declared in December of the prior year. In addition to the annual variable dividend, the Board of Directors declared a $1.00 per common share special dividend in December 2013, which was paid in February 2014.

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2015 or at any point in 2014. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
During the first quarter 2015, we renewed the unsecured, discretionary line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. The prior line of credit, which was entered into during the first quarter 2014, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable, daily rate, and would need to be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, April 30, 2016. We had no borrowings under either line of credit during the first three months of 2015 or throughout 2014.
We did not enter into any repurchase commitment transactions during the first three months of 2015 or 2014, and we had no open repurchase commitments at March 31, 2015 or 2014, or December 31, 2014.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2015, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2014. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2014.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended March 31,
($ in millions)	2015	2014	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,356.1	$2,292.6	3
Direct	2,179.6	1,926.6	13
Total Personal Lines	4,535.7	4,219.2	8
Commercial Lines	531.1	461.8	15
Other indemnity	0	0	NM
Total underwriting operations	$5,066.8	$4,681.0	8
NET PREMIUMS EARNED
Personal Lines
Agency	$2,244.5	$2,203.2	2
Direct	1,955.4	1,762.2	11
Total Personal Lines	4,199.9	3,965.4	6
Commercial Lines	466.4	436.9	7
Other indemnity	0	0	NM
Total underwriting operations	$4,666.3	$4,402.3	6
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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2015	2014	% Change
POLICIES IN FORCE
Agency auto	4,765.6	4,911.8	(3)
Direct auto	4,679.8	4,384.1	7
Total auto	9,445.4	9,295.9	2
Special lines[1]	4,046.9	3,982.9	2
Total Personal Lines	13,492.3	13,278.8	2
Commercial Lines	522.6	509.4	3

1Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as personal umbrella and renters products.

To analyze growth, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter
	2015	2014
APPLICATIONS
Personal Lines:
New	6%	5%
Renewal	4%	3%
Commercial Lines:
New	19%	(10)%
Renewal	2%	(2)%
The year-over-year growth in new applications in our Personal Lines business primarily reflected a significant increase in our Direct auto business, due to selective rate decreases taken in certain states and an improved competitive position. In addition, we saw growth as more consumers are using the Internet and mobile devices to shop and buy auto insurance. We also saw an increase in new applications in our special lines products primarily reflecting increased demand for motorcycle insurance and an overall growth in the RV market. The Agency channel new application growth continues to be negatively impacted by active competition in the marketplace.
The significant increase in our Commercial Lines new applications reflects an increase in our conversion rate in our business auto market target, along with growth we are generating in our for-hire transportation and for-hire specialty business market targets, as a result of our competitors raising rates and implementing underwriting restrictions.
We continue to refine our personal auto segmentation and underwriting models. Our previous model, which improved segmentation for preferred customers, adjusted pricing for our highest risk in-force customers, and improved the onboarding experience for our Direct customers through a redesigned electronic signature process, has performed well. Our current model, which is continuing to be rolled out across the country, features more competitive preferred pricing, more sophisticated pricing for households that insure more than one product through Progressive, and enhancements to our usage-based program.
Snapshot®, our usage-based insurance program, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is currently available to our Agency and Direct auto customers in 45 states plus the District of Columbia. The Snapshot portion of our business continues to grow at a rate considerably faster than the business as a whole, and we continue to revise our product model to respond to demand. In our latest Snapshot program, which we began rolling out late in 2014, we are affording more customers discounts for their driving behavior, while increasing rates at renewal for a small number of drivers based on their driving behavior. We are also offering a Snapshot enrollment discount that varies at the customer-segment level, such as a higher discount for more preferred drivers.

We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA). PHA is the program in which we “bundle” our auto product with property insurance provided by ASI and unaffiliated insurance carriers. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have a better loss experience. An increasing number of our customers, especially Direct auto customers, are now multi-product customers with combinations of special lines, homeowners, or renters, as well as auto coverage.
As of March 31, 2015, PHA was available to Direct customers in 49 states, Agency customers in 27 states, including one state added during the first quarter 2015, and to both Direct and Agency customers in the District of Columbia. PHA is not yet available to customers in Alaska. In the Direct channel, PHA is provided by ASI, as well as nine active, unaffiliated insurance carriers.
To further our bundling strategy in the independent agency channel, on April 1, 2015, we acquired a controlling interest in ARX Holding Corp., the parent entity of our strategic homeowners provider, ASI, bringing our total ownership to 68.5% of ARX. As part of a related stockholders' agreement, we have the ability to achieve 100% ownership within six years. We believe this transaction will advance both companies and attract a market segment of bundled customers that is currently under-penetrated by both Progressive and ARX.
Another part of our bundling strategy is our offering of a renters product. We started writing our own renters insurance product in the Agency channel during 2014 and are currently offering this product in eight states. We intend to roll out this product to additional states during the year. The purpose of selling this renters insurance product is to write and retain more auto business.
Expanding our capabilities in the mobile space also remains an important initiative. Consumers want the ability to transact all forms of business when and where they want and on whatever device best suits their needs (e.g., smartphone, tablet). We provide consumers with the following capabilities:

•	Obtain a quote for and buy an auto insurance policy on our mobile website in all states and the District of Columbia,

•	Obtain a quote for at least five drivers and four vehicles and, in most states, quote up to 12 drivers and 12 vehicles,

•
Use their phone's camera to photograph their driver license and/or current insurance card to provide easy data fill for quotes started from our mobile application in 36 states and the District of Columbia, and

•	Receive the comparison rate experience in most of the country.
Our policyholders are able to use mobile devices for many of their insurance needs, including the ability to:

•	Access their policy documents, make payments directly from their checking account, and view both their payment schedule and billing history,

•	Add endorsements and make account changes,

•	Receive text alerts for billing and severe weather,

•	View, store, and share their digital insurance ID card, which can be used as legal proof of insurance in most of the country, and

•	Report their claims and submit related photos using the application, as well as use their phone's GPS capabilities to specify the location of the claim.
Quotes, sales, payments, and document requests from mobile devices have been increasing and now represent low double-digit percentages of such transactions with Progressive. We recognize the importance of the mobile space and look for opportunities to add new functionality to our mobile websites and applications.
In addition, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is accessible to agents through many brands of tablet computers.
Through our Progressive Commercial AdvantageSM program, we offer general liability and business owners policies and workers' compensation coverage, all of which are written by unaffiliated insurance companies or agencies. The workers' compensation coverage is offered in 44 states, while the other products are offered throughout the continental United States.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter
	2015	2014
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	4%	2%
Commercial Lines	5%	4%
The increased written premium per policy in our personal auto business included higher written premium per policy in both our Agency and Direct auto businesses, reflecting rate increases taken during the last year as well as an increase in the number of vehicles per policy. For our Commercial Lines business, the increase in written premium per policy primarily reflected rate increases and a shift in a mix of business in our truck product tiers. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends at the state level.
Another important element affecting growth is customer retention. One measure of retention is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy using both 3-month and 12-month measures. In addition, we are disclosing our quarterly year-over-year change in our renewal ratio in our personal auto business. The renewal ratio is the percent of policies that have come up for renewal during the quarter that have actually renewed.

	Growth Over Prior Year
	2015	2014
RETENTION MEASURES
Personal Lines - auto
Policy life expectancy
Trailing 3-months	(7)%	10%
Trailing 12-months	(3)%	0%
Renewal ratio	(0.3)%	1.1%
Commercial Lines - policy life expectancy (trailing 12-months)	4%	(4)%
The personal auto decline in trailing 3-month policy life expectancy, which reflects more recent experience, is primarily due to rate increases in certain states in both our Agency and Direct channels. In our Commercial Lines business, the increase in policy life expectancy reflects more rate stability, primarily in our for-hire transportation and business auto market tiers.
Recognizing the importance that retention has on our ability to continue to grow profitably, we emphasize competitive pricing for a given risk, quality service, and having the products and services available for our customers as their needs change during their insurable life.

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

	Three Months Ended March 31,
	2015		2014
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$194.5	8.7%	$178.6	8.1%
Direct	68.2	3.5	71.0	4.0
Total Personal Lines	262.7	6.3	249.6	6.3
Commercial Lines	78.5	16.8	40.9	9.4
Other indemnity[1]	0.4	NM	(0.7)	NM
Total underwriting operations	$341.6	7.3%	$289.8	6.6%

1Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin exceeded our long-term profitability target of at least 4% for both the first quarter of 2015 and 2014. Pricing and market conditions are always significant drivers of underwriting margins over any defined period. Our Personal Lines profitability increased 5%. Our Commercial Lines profitability nearly doubled, which reflected a lower loss ratio, primarily due to rate increases taken during the last two years and lower claims frequency, mainly in our truck business. On a year-over-year basis, in both our personal auto and Commercial Lines business, we incurred favorable case loss reserve development primarily in bodily injury and uninsured motorist bodily injury due to lower than anticipated severity.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2015	2014	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	71.8	72.3	(0.5	) pts.
Underwriting expense ratio	19.5	19.6	(0.1	) pts.
Combined ratio	91.3	91.9	(0.6	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	75.3	74.4	0.9	pts.
Underwriting expense ratio	21.2	21.6	(0.4	) pts.
Combined ratio	96.5	96.0	0.5	pts.
Total Personal Lines
Loss & loss adjustment expense ratio	73.4	73.2	0.2	pts.
Underwriting expense ratio	20.3	20.5	(0.2	) pts.
Combined ratio	93.7	93.7	0.0	pts.
Commercial Lines
Loss & loss adjustment expense ratio	61.0	69.3	(8.3	) pts.
Underwriting expense ratio	22.2	21.3	0.9	pts.
Combined ratio	83.2	90.6	(7.4	) pts.
Total Underwriting Operations[2]
Loss & loss adjustment expense ratio	72.2	72.8	(0.6	) pts.
Underwriting expense ratio	20.5	20.6	(0.1	) pts.
Combined ratio	92.7	93.4	(0.7	) pts.
Accident year loss & loss adjustment expense ratio[3]	74.3	71.4	2.9	pts.

1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit of $0.4 million for the three months ended March 31, 2015, compared to an underwriting loss of $0.7 million for the three months ended March 31, 2014.
3The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
($ in millions)	2015	2014
Change in net loss and LAE reserves	$123.7	$81.8
Paid losses and LAE	3,244.9	3,124.1
Total incurred losses and LAE	$3,368.6	$3,205.9
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
Our total loss and loss adjustment expense ratio decreased 0.6 points for the first quarter 2015, compared to the first quarter 2014, reflecting more favorable reserve development compared to the first quarter 2014 on prior accident years in part offset by an increase in both frequency and severity on 2015 accident year losses.

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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in reserves) increased about 3% for the first quarter 2015, compared to the first quarter 2014. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury decreased about 1%.

•	Property coverages increased with property damage and collision up about 5% to 6%.

•	Personal injury protection (PIP) increased about 1%.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar year basis, increased about 1% for the first quarter 2015, compared to the same period last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury, property damage, and PIP increased 1% to 2%.

•	Collision decreased around 2%, primarily due to higher levels of weather-related claims in the midwestern and northeastern states during the first quarter 2014.
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
The following table shows catastrophe losses incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2015		2014
Catastrophe losses incurred	$9.4		$9.2
Increase to combined ratio	0.2	pts.	0.2	pts.
We respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended March 31,
(millions)	2015		2014
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$11.1		$19.4
Current accident year	(0.7)		(13.9)
Calendar year actuarial adjustment	$10.4		$5.5
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$11.1		$19.4
All other development	86.8		(82.3)
Total development	$97.9		$(62.9)
(Increase) decrease to calendar year combined ratio	2.1	pts.	(1.4	) pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in the first quarter 2015 and unfavorable development in the first quarter 2014.
First quarter 2015

•	Approximately 75% of the favorable prior year reserve development was attributable to accident year 2014.

•
The majority of our favorable reserve development was in our personal auto product. Our Direct and Agency auto businesses accounted for approximately 40% and 25%, respectively, of the favorable reserve development, with our Commercial Lines business making up the majority of the remainder.

•
In our personal auto and Commercial Lines businesses, we incurred favorable case loss reserve development primarily in bodily injury and uninsured motorist bodily injury coverages, due to lower than anticipated severity.

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
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned were relatively unchanged on a year-over-year basis.

C. Personal Lines

Growth 2015 vs. 2014 First Quarter
Net premiums written	8%
Net premiums earned	6%
Policies in force	2%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented 90% of our total net premiums written in both the first quarter 2015 and 2014. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.
Personal auto represented 93% of our total Personal Lines net premiums written in the first three months of both 2015 and 2014. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms, primarily in our Agency channel. The special lines products are typically used more during the warmer weather months and, therefore, would have a negative impact on our total Personal Lines results during those periods and a favorable impact on underwriting profitability during the off season.
Compared to March 31, 2014, policies in force grew 2% for both our auto and special lines products. Net premiums written for personal auto increased 7% and 6% for the first quarter 2015 and 2014, respectively; special lines net premiums written grew 13% in the first quarter 2015, compared to 1% growth in the first quarter of 2014. The growth in our special lines products reflects growth in our motorcycle business, as well as growth in our RV and boat products, which have higher average written premiums per policy.
Our total Personal Lines business generated combined ratios of 93.7 for the first quarter of both 2015 and 2014. In the first three months of 2015, 49 out of our 51 jurisdictions were profitable, including all of our top 10 states, compared to 41 states reporting profitability in the first quarter last year, including 8 of the top 10 states. The special lines products had about a 3 point favorable impact on the total Personal Lines combined ratio for both the first quarter 2015 and 2014.
The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2015 vs. 2014 First Quarter
Net premiums written	3%
Net premiums earned	2%
Auto: policies in force	(3)%
new applications	(4)%
renewal applications	(1)%
written premium per policy	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	(8)%
trailing 12-months	(5)%
renewal ratio	(0.4)%

The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. The decrease in new application growth was due in part to rate increases as well as actions by our competitors to increase their competitiveness in the marketplace. In the first quarter 2015, we generated new Agency auto application growth in only 18 states and the District of Columbia, including four of our top 10 Agency auto states.
The rate increases taken in our Agency auto business contributed to the increase we experienced in written premium per policy. Written premium per policy for Agency auto increased 2% for new business and 5% for renewal business, compared to the same period last year.
On a year-over-year basis, growth in the Agency auto quotes was relatively flat. We continue to strive to improve our presentation on third-party comparative rating systems and identify opportunities to ensure our prices are available for our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) decreased about 4% for the first quarter 2015, compared to last year.

The Direct Business

Growth 2015 vs. 2014 First Quarter
Net premiums written	13%
Net premiums earned	11%
Auto: policies in force	7%
new applications	13%
renewal applications	7%
written premium per policy	5%
Auto: retention measures:
policy life expectancy - trailing 3-months	(6)%
trailing 12-months	(1)%
renewal ratio	(0.2)%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. As discussed above, during the first quarter 2015, new applications in the Direct channel increased due to greater demand by consumers to shop and buy on mobile devices and the Internet, rate decreases taken in certain states, and competitors raising rates. For the first quarter 2015, we experienced a year-over-year increase in new Direct auto applications in all but four states, with 9 of our top 10 Direct auto states generating an increase in new application growth.
Written premium per policy for new Direct auto business increased about 4%, while written premium per policy on renewal business was up about 5%, compared to last year, contributing to the overall change in total Direct written premium per policy.
On a year-over-year basis, the total number of quotes in the Direct business increased 9% for the first quarter 2015, as demand continues to increase for consumers using mobile devices and the Internet. The overall Direct business conversion rate saw a modest increase in the first quarter 2015, reflecting solid increases in business done via mobile devices and the Internet.
The underwriting expense ratio for our Direct business decreased 0.4 points for the first quarter 2015, compared to the same period last year, despite an increase in advertising costs year-over-year. We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets.

D. Commercial Lines

Growth 2015 vs. 2014 First Quarter
Net premiums written	15%
Net premiums earned	7%
Policies in force	3%
New applications	19%
Renewal applications	2%
Written premium per policy	5%
Policy life expectancy - trailing 12-months	4%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented 10% of our total net premiums written for both the first quarter 2015 and 2014. Even though we continue to write over 90% of our Commercial Lines business through the Agency channel, net premiums written through the Direct channel increased by 19% for the first quarter 2015, compared to the same period last year.
This business operates in the following business market targets:

•	Business auto - autos, vans, and pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking,

•	For-hire transportation - tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and non-fleet long-haul operators,

•	Contractor - vans, pick-up trucks, and dump trucks used by small businesses, such as artisans, heavy construction, and landscapers/snowplowers,

•	For-hire specialty - dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, and coal-type businesses,

•	Tow - tow trucks and wreckers used in towing services and gas/service station businesses, and

•	For-hire livery - non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis.
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
Our Commercial Lines business experienced a significant increase in new applications year-over-year, reflecting an increase in conversions in our business auto market target, as well as growth from our for-hire transportation and for-hire specialty business market targets, as a result of our competitors in these tiers, raising rates and implementing underwriting restrictions.
Rate increases and a shift to business with higher average written premiums contributed to the increase in written premium per policy in our Commercial Lines business for the first quarter 2015. The written premium per policy for the new Commercial Lines business was up approximately 18% as a result of these actions, while renewal business saw a decrease of about 1%.

E. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. We only have 12 professional liability policies in force as of March 31, 2015.
Our other indemnity businesses generated an operating profit of $0.4 million for the first quarter 2015, compared to an operating loss of $0.7 million for the same period last year.

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

•	Commission-Based Businesses - We have two commission-based service businesses.
In our Direct business, through Progressive Home Advantage®, we offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of March 31, 2015. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
G. Income Taxes
Income taxes are comprised of net deferred tax assets and liabilities, as well as net current income taxes payable/recoverable. Net deferred income tax assets/liabilities are disclosed on the balance sheets. At March 31, 2015 and 2014, and December 31, 2014, we reported net deferred tax liabilities. The increase in our deferred tax liability from March 31, 2014, primarily reflects unrealized gains in the investment portfolio.
At March 31, 2015 and 2014, and December 31, 2014, we had net current income taxes payable of $146.2 million, $109.8 million, and $49.4 million, respectively, which were reported as part of “other liabilities."
There were no material changes in our uncertain tax positions or effective tax rate during the quarter ended March 31, 2015.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2015
Fixed maturities	$14,219.8	71.7%	2.0	A+
Nonredeemable preferred stocks	828.1	4.2	2.7	BB+
Short-term investments	2,267.0	11.4	<0.1	AA+
Total fixed-income securities	17,314.9	87.3	1.8	A+
Common equities	2,515.7	12.7	na	na
Total portfolio[2,3]	$19,830.6	100.0%	1.8	A+
March 31, 2014
Fixed maturities	$12,506.2	71.9%	2.0	AA-
Nonredeemable preferred stocks	737.9	4.2	2.4	BB+
Short-term investments	1,872.9	10.8	<0.1	AA+
Total fixed-income securities	15,117.0	86.9	1.7	AA-
Common equities	2,278.7	13.1	na	na
Total portfolio[2,3]	$17,395.7	100.0%	1.7	AA-
December 31, 2014
Fixed maturities	$13,549.2	71.2%	1.8	A+
Nonredeemable preferred stocks	827.5	4.4	2.8	BB+
Short-term investments	2,149.0	11.3	<0.1	AA
Total fixed-income securities	16,525.7	86.9	1.6	A+
Common equities	2,492.3	13.1	na	na
Total portfolio[2,3]	$19,018.0	100.0%	1.6	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2015, $95.8 million was included in "other liabilities," compared to $350.0 million in "other assets" at March 31, 2014 and $31.3 million in "other liabilities" at December 31, 2014.
3The total fair value of the portfolio at March 31, 2015 and 2014, and December 31, 2014 included $1.7 billion, $0.8 billion, and $1.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities at March 31, 2015 and 2014, and December 31, 2014:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2015
Group I securities:
Non-investment-grade fixed maturities	$790.6	4.0%
Redeemable preferred stocks[1]	177.2	0.9
Nonredeemable preferred stocks	828.1	4.2
Common equities	2,515.7	12.7
Total Group I securities	4,311.6	21.8
Group II securities:
Other fixed maturities[2]	13,252.0	66.8
Short-term investments	2,267.0	11.4
Total Group II securities	15,519.0	78.2
Total portfolio	$19,830.6	100.0%
March 31, 2014
Group I securities:
Non-investment-grade fixed maturities	$563.9	3.2%
Redeemable preferred stocks[1]	184.3	1.1
Nonredeemable preferred stocks	737.9	4.2
Common equities	2,278.7	13.1
Total Group I securities	3,764.8	21.6
Group II securities:
Other fixed maturities[2]	11,758.0	67.6
Short-term investments	1,872.9	10.8
Total Group II securities	13,630.9	78.4
Total portfolio	$17,395.7	100.0%
December 31, 2014
Group I securities:
Non-investment-grade fixed maturities	$842.2	4.4%
Redeemable preferred stocks[1]	178.6	0.9
Nonredeemable preferred stocks	827.5	4.4
Common equities	2,492.3	13.1
Total Group I securities	4,340.6	22.8
Group II securities:
Other fixed maturities[2]	12,528.4	65.9
Short-term investments	2,149.0	11.3
Total Group II securities	14,677.4	77.2
Total portfolio	$19,018.0	100.0%

1Includes non-investment-grade redeemable preferred stocks of $77.4 million, $78.3 million, and $78.0 million at March 31, 2015 and 2014, and December 31, 2014, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $99.8 million, $106.0 million, and $100.6 million at March 31, 2015 and 2014, and December 31, 2014, respectively.

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

Unrealized Gains and Losses
As of March 31, 2015, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,626.6 million, compared to $1,456.8 million and $1,572.2 million at March 31, 2014 and December 31, 2014, respectively.
The net unrealized gains in our fixed-income portfolio decreased $24.9 million since March 31, 2014 and increased $36.8 million since December 31, 2014. The decrease since March 31, 2014 was primarily the result of sales of securities with net realized gains in our U.S. Treasury, corporate, commercial mortgage-backed, and nonredeemable preferred stock portfolios. The increase since December 31, 2014 reflects valuation increases in most fixed-income sectors, partially offset by net realized gains on security sales. The contributions by individual sectors to the fixed-income portfolio change in net unrealized gains are discussed below. The net unrealized gains in our common stock portfolio increased $194.7 million and $17.6 million since March 31, 2014 and December 31, 2014, respectively, reflecting the returns in the broad equity market over these periods, adjusting for net gains recognized on security sales.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.
Other-Than-Temporary Impairment (OTTI)
Realized losses may include write-downs of securities determined to have had other-than-temporary declines in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to: (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level), or (iii) credit-related losses, where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security.
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
For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary if we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments, prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions when: (i) we are able to objectively determine that the loss is other-than-temporary, or (ii) the security has been in such a loss position for three consecutive quarters.

When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the comprehensive income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in net income as part of the comprehensive income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in other comprehensive income as part of shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. The write-down activity recorded in the comprehensive income statement was as follows:

	Three Months Ended March 31,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2015
Common equities	$7.9	$0	$7.9
Total portfolio	$7.9	$0	$7.9
2014
Common equities	$0	$0	$0
Total portfolio	$0	$0	$0
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2015, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$2,162.7	$10.2	$0	$0	$0	$0
Unrealized loss for 12 months or greater	859.3	21.6	0	0	0	0
Total	$3,022.0	$31.8	$0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$58.3	$6.0	$3.3	$0.1	$0	$0
Unrealized loss for 12 months or greater	0	0	0	0	0	0
Total	$58.3	$6.0	$3.3	$0.1	$0	$0
We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We do not intend to sell these securities. We also determined that it is more likely than not that we will not be required to sell these securities, for the periods of time necessary to recover their respective cost bases of these securities, and that there are no additional credit-related impairments on our debt securities.
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	March 31, 2015		March 31, 2014		December 31, 2014
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$14,817.3	89.9%	$13,103.7	91.1%	$14,006.7	89.2%
Long term	52.1	0.3	35.7	0.3	43.9	0.3
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	1,590.4	9.6	1,210.2	8.4	1,625.6	10.4
Long term	27.0	0.2	29.5	0.2	22.0	0.1
Total	$16,486.8	100.0%	$14,379.1	100.0%	$15,698.2	100.0%

1Long term includes securities with expected liquidation dates of 10 years or greater. Asset-backed securities are reported at their weighted average maturity based upon their projected cash flows, with the cash flows expected in periods of 10 years or greater reported as part of the long-term category. All other securities that do not have a single expected maturity date are reported at average maturity.
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $868.0 million, $642.2 million, and $920.2 million at March 31, 2015 and 2014, and December 31, 2014, respectively.

The increase in the dollar amount of our NRSRO non-investment-grade fixed maturities since March 31, 2014, was primarily due to purchases of corporate debt and residential mortgage-backed securities; our fixed-income portfolio did not have any material credit rating downgrades.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.8 years at March 31, 2015, compared to 1.7 years at March 31, 2014 and 1.6 years at December 31, 2014. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis. To further manage the duration of our fixed-income portfolio, in April we sold futures contracts on 5- and 10-year Treasury Notes.
The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2015	March 31, 2014	December 31, 2014
1 year	36.1%	22.5%	36.1%
2 years	16.8	28.6	19.4
3 years	14.6	22.7	15.0
5 years	25.5	21.3	23.8
10 years	7.0	4.9	5.7
Total fixed-income portfolio	100.0%	100.0%	100.0%
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2015	March 31, 2014	December 31, 2014
AAA	46.6%	49.1%	45.5%
AA	12.8	13.9	13.2
A	10.5	8.6	10.2
BBB	18.1	17.5	18.4
Non-investment grade/non-rated[1]	12.0	10.9	12.7
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment grade fixed-income securities based upon our Group I classification represented 7.6% of the total fixed-income portfolio at March 31, 2015, compared to 7.0% at March 31, 2014 and 8.3% at December 31, 2014.

The changes in credit quality profile from March 31, 2014 were the result of a shift in the mix of the investment portfolio in the various credit categories and not due to downgrades in credit quality of the securities we held.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At March 31, 2015, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help minimize this risk. During the first three months of 2015, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.1 billion, or 16.8%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2015. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2015:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$2,137.3	1.1
Two to five years	313.7	4.2
Five to ten years	257.1	7.5
Total U.S. Treasury Notes	2,708.1	2.0
Interest Rate Swaps
Five to ten years ($750 notional value)	0.1	(8.1)
Total U.S. government obligations	$2,708.2	(0.2)

The interest rate swap positions show a fair value of $0.1 million as they are in an overall asset position at quarter-end, which is fully collateralized by cash payments received from the counterparty. The liability associated with the cash collateral received is reported in the “other liabilities” section of the consolidated balance sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$488.3	$0.1	8.1%	0.8	A-
Alt-A collateralized mortgage obligations	214.3	2.0	3.5	0.9	BBB
Collateralized mortgage obligations	702.6	2.1	11.6	0.8	A-
Home equity (sub-prime bonds)	945.6	17.2	15.7	<0.1	BB+
Residential mortgage-backed securities	1,648.2	19.3	27.3	0.3	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,301.3	41.1	38.1	3.1	AA-
Commercial mortgage-backed securities: interest only	185.8	7.9	3.1	2.8	AAA-
Commercial mortgage-backed securities	2,487.1	49.0	41.2	3.1	AA-
Other asset-backed securities:
Automobile	930.1	1.6	15.4	1.1	AAA-
Credit card	322.5	0.4	5.3	0.5	AAA
Other[1]	648.9	2.6	10.8	1.0	AA+
Other asset-backed securities	1,901.5	4.6	31.5	1.0	AAA-
Total asset-backed securities	$6,036.8	$72.9	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$375.0	$5.7	8.7%	0.7	A-
Alt-A collateralized mortgage obligations	191.9	3.4	4.5	1.1	BBB+
Collateralized mortgage obligations	566.9	9.1	13.2	0.8	BBB+
Home equity (sub-prime bonds)	740.5	11.6	17.2	<0.1	BBB-
Residential mortgage-backed securities	1,307.4	20.7	30.4	0.2	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	1,910.3	17.3	44.3	3.1	AA
Commercial mortgage-backed securities: interest only	151.3	6.6	3.5	2.7	AAA-
Commercial mortgage-backed securities	2,061.6	23.9	47.8	3.0	AA
Other asset-backed securities:
Automobile	407.2	2.7	9.4	1.2	AAA
Credit card	59.5	1.5	1.4	1.5	AAA
Other[1]	475.8	1.8	11.0	1.2	AA+
Other asset-backed securities	942.5	6.0	21.8	1.2	AAA-
Total asset-backed securities	$4,311.5	$50.6	100.0%	1.8	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$499.8	$1.3	8.9%	0.8	A-
Alt-A collateralized mortgage obligations	224.1	2.4	4.0	1.0	BBB
Collateralized mortgage obligations	723.9	3.7	12.9	0.9	BBB+
Home equity (sub-prime bonds)	934.6	20.0	16.7	<0.1	BBB-
Residential mortgage-backed securities	1,658.5	23.7	29.6	0.3	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,139.6	30.3	38.1	3.2	AA-
Commercial mortgage-backed securities: interest only	176.0	6.4	3.1	2.8	AAA-
Commercial mortgage-backed securities	2,315.6	36.7	41.2	3.2	AA-
Other asset-backed securities:
Automobile	815.7	0.6	14.5	0.9	AAA
Credit card	284.2	0.5	5.1	0.8	AAA
Other[1]	538.8	1.9	9.6	1.1	AAA-
Other asset-backed securities	1,638.7	3.0	29.2	0.9	AAA-
Total asset-backed securities	$5,612.8	$63.4	100.0%	1.7	AA-

1Includes equipment leases, manufactured housing, and other types of structured debt.

The increase in asset-backed securities since December 31, 2014, was concentrated in our other asset-backed category and our commercial mortgage-backed securities sector. The securities acquired in the other asset-backed category are of high quality and generally around 1 year or less in duration, providing us a better overall investment yield than our traditional short-term investments without significantly adding credit risk to the portfolio. The commercial mortgage-backed securities added were also of high credit quality.

Collateralized Mortgage Obligations The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at March 31, 2015, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2015)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$61.8	$0	$5.8	$67.6	9.6%
AA	37.7	26.8	1.5	66.0	9.4
A	232.2	94.7	0	326.9	46.5
BBB	66.9	36.6	0	103.5	14.8
Non-investment grade	82.4	56.2	0	138.6	19.7
Total	$481.0	$214.3	$7.3	$702.6	100.0%
Increase (decrease) in value	(0.2)%	0.9%	8.1%	0.2%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our CMOs are rated investment-grade securities and classified as Group II.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

The majority of our CMO portfolio is composed of non-agency mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. In this way, we added extra credit support to our position. We chose how much credit support we felt was necessary to attempt to protect our position from potential credit losses.
Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at March 31, 2015, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home Equity Securities (at March 31, 2015)
($ in millions) Rating[1]	Total	% of Total
AAA	$24.8	2.6%
AA	10.0	1.1
A	128.4	13.6
BBB	206.6	21.8
Non-investment grade	575.8	60.9
Total	$945.6	100.0%
Increase (decrease) in value	1.9%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our home equity securities are rated investment-grade and classified as Group II.

We feel that the market for home equity loan-backed bonds continued to trade during the quarter with greater return potential than other sectors with comparable risk characteristics. We look for these securities where we feel potential losses are mitigated by credit support. It is getting harder to find these securities at attractive prices as more investors have become comfortable owning them.

Commercial Mortgage-Backed Securities The following table details the credit quality rating and fair value of our CMBS bond and IO portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2015)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$399.3	$49.4	$0	$11.1	$11.3	$471.1	18.9%
Single-borrower	696.4	306.2	346.3	457.5	23.8	1,830.2	73.6
Total CMBS bonds	1,095.7	355.6	346.3	468.6	35.1	2,301.3	92.5
IO	181.8	0	0	0	4.0	185.8	7.5
Total fair value	$1,277.5	$355.6	$346.3	$468.6	$39.1	$2,487.1	100.0%
% of Total fair value	51.4%	14.3%	13.9%	18.8%	1.6%	100.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our CMBS bonds are rated investment grade and classified as Group II.

During the quarter, we increased our allocation to single-borrower CMBS. We elected to add these securities to our portfolio mix because we believe these transactions provided for the opportunity to select investments based on real estate and underwriting that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with more conservative underwriting. We have been very selective with regard to vintage in pre-crisis (legacy) issuances, with a very small allocation to the aggressive 2006-2008 vintages. Also, we have not purchased any new issue fixed-rate, multi-borrower securities since 2012, as we feel that underwriting standards were less stringent and these loans may have more difficulty refinancing at maturity.
With the exception of $176.5 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2015 and 2014, and December 31, 2014, were $2,273.8 million, $2,154.9 million, and $2,139.2 million, respectively, of state and local government obligations. These securities had a duration of 3.3 years and an overall credit quality rating of AA (excluding the benefit of credit support from bond insurance) at March 31, 2015, compared to 3.2 years and AA at March 31, 2014 and 3.0 years and AA at December 31, 2014. These securities had a net unrealized gain of $49.0 million at March 31, 2015, compared to $23.9 million and $43.5 million at March 31, 2014 and December 31, 2014, respectively.

The following table details the credit quality rating of our municipal securities at March 31, 2015, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2015)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$345.6	$450.3	$795.9
AA	333.1	728.7	1,061.8
A	0	393.8	393.8
BBB	0	22.1	22.1
Non-investment grade/non-rated	0	0.2	0.2
Total	$678.7	$1,595.1	$2,273.8

Included in revenue bonds were $756.3 million of single family housing revenue bonds issued by state housing finance agencies, of which $441.3 million were supported by individual mortgages held by the state housing finance agencies and $315.0 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2015 and 2014, and December 31, 2014, were $2,904.0 million, $2,501.6 million, and $2,836.7 million, respectively, of corporate securities. These securities had a duration of 3.6 years at March 31, 2015, compared to 3.1 years at March 31, 2014 and 3.3 years at December 31, 2014. The overall credit quality rating was BBB- at March 31, 2015 and 2014, and December 31, 2014. These securities had net unrealized gains of $50.6 million, $38.2 million, and $22.5 million at March 31, 2015 and 2014, and December 31, 2014, respectively.

The first quarter of 2015 was characterized by a large amount of issuance in the investment grade market. We took advantage of the increase in supply to add exposure, especially in the healthcare sector. The high yield market rallied in the first quarter as a more stable energy market created a positive backdrop. Spreads in the high yield market became tighter in the first quarter of 2015 and therefore we have added less exposure than we did in the fourth quarter of 2014.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at March 31, 2015)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$0	$121.2	$590.2	$338.9	$1,050.3
Industrial	0	0	36.9	470.8	216.6	724.3
Communications	0	0	76.6	194.3	61.1	332.0
Financial Services	50.9	20.2	113.7	345.8	170.0	700.6
Technology	0	9.9	0	0	0	9.9
Basic Materials	0	0	0	56.4	0	56.4
Energy	0	0	30.5	0	0	30.5
Total	$50.9	$30.1	$378.9	$1,657.5	$786.6	$2,904.0
At March 31, 2015, we held $498.1 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. and other European companies, primarily in the consumer, financial, industrial, energy, and communications industries. We had no direct exposure to southern European-domiciled companies at March 31, 2015.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2015, we held $277.0 million in redeemable preferred stocks and $828.1 million in nonredeemable preferred stocks, compared to $290.3 million and $737.9 million, respectively, at March 31, 2014, and $279.2 million and $827.5 million at December 31, 2014.
Our preferred stock portfolio had net unrealized gains of $203.3 million, $285.9 million, and $213.7 million, at March 31, 2015 and 2014, and December 31, 2014, respectively.

Our preferred portfolio had a strong return in the first quarter of 2015. Because of their higher risk, preferred stocks offer a higher yield than the majority of the fixed-income portfolio. We continue to view preferred stocks as an attractive sector and, during the first quarter of 2015, we added selectively as new issues came to the market.

Approximately 62% of our preferred stock securities are fixed-rate securities, and 38% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Of our fixed-rate securities, approximately 97% will convert to floating-rate dividend payments if not called at their initial call date, providing some protection against extension risk in the event the issuer elects not to call such securities at their initial call date.

Our preferred stock portfolio had a duration of 2.1 years at March 31, 2015, compared to 2.2 years at March 31, 2014, and 2.3 years at December 31, 2014. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security may remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BB+ at March 31, 2015 and 2014, and December 31, 2014. Our non-investment-grade preferred stocks were with issuers that primarily maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at March 31, 2015)
(millions) Sector	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$340.6	$268.9	$609.5
Foreign banks	45.3	22.0	67.3
Insurance holdings	42.4	167.1	209.5
Other financial institutions	5.9	34.1	40.0
Total financial services	434.2	492.1	926.3
Industrials	72.9	41.5	114.4
Utilities	64.4	0	64.4
Total	$571.5	$533.6	$1,105.1
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2015, all of our preferred securities continued to pay their dividends in full and on time. Approximately 66% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
We held $77.4 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in the U.K. We had no direct exposure to southern European-domiciled companies at March 31, 2015.
Common Equities
Common equities, as reported on the balance sheet were comprised of the following:

($ in millions)	March 31, 2015		March 31, 2014		December 31, 2014
Indexed common stocks	$2,229.9	88.6%	$1,974.8	86.6%	$2,192.1	87.9%
Managed common stocks	285.5	11.3	303.5	13.3	299.8	12.0
Total common stocks	2,515.4	99.9	2,278.3	99.9	2,491.9	99.9
Other risk investments	0.3	0.1	0.4	0.1	0.4	0.1
Total common equities	$2,515.7	100.0%	$2,278.7	100.0%	$2,492.3	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 698 out of 1,038, or 67%, of the common stocks comprising the Russell 1000 Index at March 31, 2015, which made up 88% of the total market capitalization of the index.
The actively managed common stock portfolio is managed by two external investment managers. At March 31, 2015, the fair value of the actively managed portfolio was $285.5 million, compared to a cost basis of $232.3 million.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments
CASH FLOW HEDGES
We issued $400 million of 3.70% Senior Notes in January 2015. Upon issuance, we closed a forecasted debt issuance hedge and recognized a $12.9 million pretax loss as part of accumulated other comprehensive income (loss). See Note 2 – Investments for further discussion.
INTEREST RATE SWAPS
We invest in interest rate swaps primarily to manage the fixed-income portfolio duration. The $750 million notional value swaps reflected a loss for the first three months of 2015 and 2014, as interest rates fell during each of these periods. The following table summarizes our interest rate swap activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended March 31,
(millions)	Date			March 31,
Term	Effective	Maturity	Coupon	2015	2014	2015	2014
10-year	04/2013	04/2023	Receive variable	$150	$150	$(3.8)	$(3.9)
10-year	04/2013	04/2023	Receive variable	185	185	(4.6)	(4.7)
10-year	04/2013	04/2023	Receive variable	415	415	(10.4)	(10.7)
Total interest rate swaps				$750	$750	$(18.8)	$(19.3)
B. Investment Results
We report total return to reflect more accurately our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount, based on certain securities that receive preferential tax treatment (e.g., municipal securities), net realized gains (losses) on securities, and changes in net unrealized gains (losses) on investments.
Investment income (interest and dividends, before investment and interest expenses) increased 2% for the first three months of 2015, compared to the same period last year. The increase is primarily the result of an increase in average assets partially offset by a slight decrease in investment yields.

The following summarizes investment results for the periods ended March 31:

	Three Months
	2015	2014
Pretax recurring investment book yield (annualized)	2.4%	2.5%
Weighted average FTE book yield (annualized)	2.6%	2.8%
FTE total return:
Fixed-income securities	1.0%	1.3%
Common stocks	1.7%	2.1%
Total portfolio	1.1%	1.4%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	Three Months
	2015	2014
Fixed-income securities:
U.S. Treasury Notes	(0.1)%	(0.1)%
Municipal bonds	1.2%	1.9%
Corporate bonds	2.1%	1.5%
Commercial mortgage-backed securities	1.7%	1.8%
Collateralized mortgage obligations	0.6%	1.2%
Asset-backed securities	0.4%	0.8%
Preferred stocks	2.2%	6.0%
Common stock portfolios:
Indexed	1.9%	2.2%
Actively managed	0.5%	1.9%

The return differential in 2015 compared to 2014 is a result of lower equity market returns and a slight decline in yields on fixed-income securities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; our ability to reinsure against catastrophic events and to collect under any such reinsurance; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions; the accuracy and adequacy of our pricing and loss reserving methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions and for requested rate changes and the timing thereof; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, floods, snowfalls, hail, and winter conditions); changes in driving patterns, including vehicle usage as influenced by the level of oil and gas prices, among other factors; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.8 years and 1.6 years at March 31, 2015 and December 31, 2014, respectively. The weighted average beta of the equity portfolio was 1.01 at both March 31, 2015 and December 31, 2014. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

As described above, on April 1, 2015, we acquired a controlling interest in ARX Holding Corp. (“ARX”). ARX’s insurance subsidiaries (referred to herein as ASI) write homeowners insurance. Many of the risks related to vehicle insurance disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”), are equally applicable to homeowners insurance. For example, the homeowners insurance industry is highly competitive and highly regulated. The pricing of homeowners insurance and the establishment of loss reserves involve estimates and uncertainties similar to those disclosed in our Form 10-K with respect to vehicle insurance. In addition, the Form 10-K includes risks associated with and resulting from the ARX transaction, including reinsurance risk, which is described in more detail below.

Our success will depend on our ability to continue to accurately predict our reinsurance needs, collect under our reinsurance contracts and reinsure our homeowners business at acceptable rates.

Like many homeowners insurance companies, ASI relies on reinsurance contracts, state reinsurance funding and catastrophe bonds (collectively, “reinsurance contracts”) to reduce its exposure to certain catastrophe events. However, our claims liabilities may exceed our reinsurance coverage.

In addition, although the reinsurer is liable to ASI to the extent of the ceded reinsurance, ASI remains liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate ASI’s obligation to pay claims. We are also subject to credit risk with respect to ASI’s reinsurers and the risk that reinsurers will dispute our reinsurance claims.

Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions (which can be impacted by the occurrence of significant reinsured events), both in terms of price and available capacity, and ASI may not be able to obtain reinsurance coverage in the future at commercially reasonable rates. The availability and cost of reinsurance could affect our business volume, our profitability or both.

Our results of operations, cash flows and financial condition could be materially and adversely affected by these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2015 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	675,212	$27.01	55,677,184	19,322,816
February	928,290	26.59	56,605,474	18,394,526
March	855,951	26.86	57,461,425	17,538,575
Total	2,459,453	$26.80
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2015, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.

Item 5. Other Information.
I. GRANTS OF PLAN-BASED EQUITY AWARDS
In March 2015, Progressive granted 1,344,891 time-based restricted stock units to 634 employees, primarily management employees, including our executive officers, under Progressive’s 2010 Equity Incentive Plan (“2010 Plan”), as amended. These awards were based on a $27.53 closing price of our common shares on the date of grant, as reported on the New York Stock Exchange, and are scheduled to vest in equal installments on January 1 of 2018, 2019, and 2020, subject to earlier vesting and forfeiture provisions that apply to the awards. On the date of grant, these time-based awards had an aggregate dollar value of approximately $37.0 million.

Pursuant to the 2010 Plan, in March 2015, we granted 562,308 performance-based restricted stock units to 44 executives and senior managers. At the date of grant, these performance-based awards had an aggregate dollar value of approximately $15.5 million, assuming 100% of the initial award value will vest. These awards will vest either from 0 to 2.5 times the initial award value, for awards based on underwriting growth and profitability performance, or from 0 to 2.0 times the initial award value, for awards based on investment results, if and when the underlying performance criteria are achieved.

The following table discloses the restricted stock unit awards granted to each of the named executive officers ("NEO") identified in Progressive’s 2015 Proxy Statement dated March 27, 2015:

	Time-Based Award		Performance-Based Award[3]
Name and Principal Position[1]	Units	Value[2]	Units	Value[2]
Glenn M. Renwick	—	$—	272,431[4]	7,500,025
Chairman, President, and Chief Executive Officer
Brian C. Domeck	—	—	18,163	500,027
Vice President and Chief Financial Officer
Susan Patricia Griffith	18,891	520,069	37,777	1,040,001
President Customer Operations
John P. Sauerland	18,891	520,069	37,777[4]	1,040,001
Personal Lines Group President
Charles E. Jarrett	17,436	480,013	20,923	576,010
Vice President, Secretary, and Chief Legal Officer

1Principal position reflects the position held by the NEO on March 31, 2015.
2Value is based on the market value at the date of grant, which was $27.53 per share on March 19, 2015, without discount for risk of forfeitures of the awards.
3Amount shown represents 100% of the initial award value.
4Amount includes 40,865 restricted stock units for Mr. Renwick and 3,777 restricted stock units for Mr. Sauerland, using investment-related performance criteria as a condition of vesting. Vesting of all other awards depends on the achievement of underwriting growth and profitability targets.

II. OTHER
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2015 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on pages 62 and 63.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: May 11, 2015	By: /s/ Glenn M. Renwick
Glenn M. Renwick
President and Chief Executive Officer

By: /s/ John P. Sauerland
John P. Sauerland
Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.1	Form of Confirmation Letter - Discretionary Line of Credit	Filed herewith

4	4.2	Form of Discretionary Line of Credit Note	Filed herewith

10(iii)	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under the Progressive Corporation 2010 Equity Incentive Plan	Filed herewith

10(iii)	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Performance) under The Progressive Corporation 2010 Equity Incentive Plan	Filed herewith

10(iii)	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan	Filed herewith

10(iii)	10.4	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)

10(iii)	10.5	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

10(iii)	10.6	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Filed herewith

10(iii)	10.7	Form of Progressive Capital Management Bonus Plan	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith