Form 10-Q
period 2015-06-30
PROGRESSIVE CORP/OH/
filed 2015-08-05
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Common Shares, $1.00 par value: 585,932,347 outstanding at June 30, 2015

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2015	2014	% Change	2015	2014	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$4,995.8	$4,513.5	11	$9,662.1	$8,915.8	8
Investment income	113.3	99.2	14	218.4	202.5	8
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(1.7)	0	NM	(9.6)	0	NM
Net realized gains (losses) on securities	77.7	40.4	92	118.6	159.8	(26)
Total net realized gains (losses) on securities	76.0	40.4	88	109.0	159.8	(32)
Fees and other revenues	74.9	74.4	1	148.6	147.2	1
Service revenues	23.3	14.0	66	40.5	23.8	70
Total revenues	5,283.3	4,741.5	11	10,178.6	9,449.1	8
Expenses
Losses and loss adjustment expenses	3,617.2	3,269.1	11	6,985.8	6,475.0	8
Policy acquisition costs	417.3	374.8	11	796.7	743.8	7
Other underwriting expenses	662.4	611.7	8	1,312.8	1,222.1	7
Investment expenses	5.7	6.0	(5)	11.0	10.1	9
Service expenses	20.5	12.9	59	36.4	22.6	61
Interest expense	34.9	29.6	18	67.4	56.3	20
Total expenses	4,758.0	4,304.1	11	9,210.1	8,529.9	8
Net Income
Income before income taxes	525.3	437.4	20	968.5	919.2	5
Provision for income taxes	156.8	144.0	9	304.4	304.5	0
Net income	368.5	293.4	26	664.1	614.7	8
Net income attributable to noncontrolling interest (NCI), net of tax	5.2	0	NM	5.2	0	NM
Net income attributable to Progressive	$363.3	$293.4	24	$658.9	$614.7	7
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Total net unrealized gains (losses) on securities	$(149.8)	$88.4	(269)	$(114.4)	$88.3	(230)
Net unrealized gains (losses) on forecasted transactions	(0.3)	(1.3)	(77)	(9.0)	(1.6)	463
Foreign currency translation adjustment	0	0.5	(100)	(0.5)	0.5	(200)
Other comprehensive income (loss)	(150.1)	87.6	(271)	(123.9)	87.2	(242)
Other comprehensive (income) loss attributable to NCI	2.8	0	NM	2.8	0	NM
Comprehensive income attributable to Progressive	$216.0	$381.0	(43)	$537.8	$701.9	(23)
Computation of Net Income Per Share
Average shares outstanding - Basic	585.7	591.2	(1)	586.6	592.6	(1)
Net effect of dilutive stock-based compensation	3.8	4.3	(12)	3.7	4.0	(8)
Total equivalent shares - Diluted	589.5	595.5	(1)	590.3	596.6	(1)
Basic: Net income per share	$0.62	$0.50	25	$1.12	$1.04	8
Diluted: Net income per share	$0.62	$0.49	25	$1.12	$1.03	8
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31, 2014
(millions)	2015	2014
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $15,520.6, $12,265.4, and $13,374.2)	$15,589.0	$12,498.6	$13,549.2
Equity securities:
Nonredeemable preferred stocks (cost: $632.4, $497.1, and $590.4)	772.3	760.2	827.5
Common equities (cost: $1,351.7, $1,265.2, and $1,289.2)	2,546.8	2,381.7	2,492.3
Short-term investments (amortized cost: $1,669.3, $3,118.7, and $2,149.0)	1,669.3	3,118.7	2,149.0
Total investments	20,577.4	18,759.2	19,018.0
Cash	263.8	126.1	108.4
Accrued investment income	100.4	82.9	87.3
Premiums receivable, net of allowance for doubtful accounts of $140.6, $133.4, and $152.2	3,867.3	3,566.3	3,537.5
Reinsurance recoverables, including $46.2, $36.2, and $46.0 on paid losses and loss adjustment expenses	1,402.3	1,135.0	1,231.9
Prepaid reinsurance premiums	233.0	89.8	85.3
Deferred acquisition costs	568.2	479.0	457.2
Property and equipment, net of accumulated depreciation of $770.3, $706.3, and $731.0	1,018.9	952.5	960.6
Goodwill	472.9	1.6	1.6
Intangible assets, net of accumulated amortization of $16.3, $0.6, and $0.6	526.0	11.3	11.3
Other assets	274.0	249.0	288.5
Total assets	$29,304.2	$25,452.7	$25,787.6
Liabilities
Unearned premiums	$6,641.9	$5,582.6	$5,440.1
Loss and loss adjustment expense reserves	9,701.2	8,639.9	8,857.4
Net deferred income taxes	176.0	98.8	98.9
Dividends payable	0	0	404.1
Accounts payable, accrued expenses, and other liabilities	2,252.9	2,134.2	1,893.8
Debt[1]	2,739.0	2,208.0	2,164.7
Total liabilities	21,511.0	18,663.5	18,859.0

Redeemable noncontrolling interest (NCI)	433.4	0	0
Shareholders' Equity
Common Shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 211.7, 206.1, and 209.8)	585.9	591.5	587.8
Paid-in capital	1,177.0	1,169.3	1,184.3
Retained earnings	4,694.9	3,989.5	4,133.4
Accumulated other comprehensive income, net of tax:
Net unrealized gains (losses) on securities	907.5	1,035.3	1,021.9
Net unrealized gains (losses) on forecasted transactions	(7.5)	2.5	1.5
Foreign currency translation adjustment	(0.8)	1.1	(0.3)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	2.8	0	0
Total accumulated other comprehensive income	902.0	1,038.9	1,023.1
Total shareholders’ equity	7,359.8	6,789.2	6,928.6
Total liabilities, redeemable NCI, and shareholders’ equity	$29,304.2	$25,452.7	$25,787.6

1Consists of both short-term and long-term debt. See Note 4 - Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Six months ended June 30,
(millions — except per share amounts)	2015	2014
Common Shares, $1.00 Par Value
Balance, Beginning of period	$587.8	$595.8
Treasury shares purchased	(4.0)	(5.7)
Net restricted equity awards issued/vested/(forfeited)	2.1	1.4
Balance, End of period	$585.9	$591.5
Paid-In Capital
Balance, Beginning of period	$1,184.3	$1,142.0
Tax benefit from vesting of equity-based compensation	8.7	10.6
Treasury shares purchased	(8.2)	(11.1)
Net restricted equity awards (issued)/(vested)/forfeited	(2.1)	(1.4)
Amortization of equity-based compensation	26.5	29.8
Reinvested dividends on restricted stock units	(0.1)	(0.6)
Adjustment to carrying amount of noncontrolling interest	(32.1)	0
Balance, End of period	$1,177.0	$1,169.3
Retained Earnings
Balance, Beginning of period	$4,133.4	$3,500.0
Net income attributable to Progressive	658.9	614.7
Treasury shares purchased	(95.9)	(123.2)
Cash dividends declared on common shares	0	1.1
Reinvested dividends on restricted stock units	0.1	0.6
Other, net	(1.6)	(3.7)
Balance, End of period	$4,694.9	$3,989.5
Accumulated Other Comprehensive Income, Net of Tax
Balance, Beginning of period	$1,023.1	$951.7
Attributable to noncontrolling interest	2.8	0
Other comprehensive income (loss)	(123.9)	87.2
Balance, End of period	$902.0	$1,038.9
Total Shareholders’ Equity	$7,359.8	$6,789.2
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Six months ended June 30,	2015	2014
Cash Flows From Operating Activities
Net income available to Progressive	$664.1	$614.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49.7	46.7
Amortization of intangible assets	15.7	0
Amortization of fixed-income securities	43.5	38.1
Amortization of equity-based compensation	26.5	29.8
Net realized (gains) losses on securities	(109.0)	(159.8)
Net (gains) losses on disposition of property and equipment	0.7	3.3
Changes in:
Premiums receivable	(300.5)	(255.4)
Reinsurance recoverables	(116.1)	(44.8)
Prepaid reinsurance premiums	(1.2)	(14.9)
Deferred acquisition costs	(46.4)	(31.4)
Income taxes	(82.9)	53.6
Unearned premiums	652.0	407.7
Loss and loss adjustment expense reserves	537.7	160.1
Accounts payable, accrued expenses, and other liabilities	66.9	164.0
Other, net	29.3	29.5
Net cash provided by operating activities	1,430.0	1,041.2
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(5,316.7)	(3,332.1)
Equity securities	(257.2)	(176.7)
Sales:
Fixed maturities	2,780.0	3,329.3
Equity securities	200.4	446.4
Maturities, paydowns, calls, and other:
Fixed maturities	1,595.1	1,117.8
Equity securities	12.0	14.2
Net sales (purchases) of short-term investments	523.4	(1,846.0)
Net unsettled security transactions	128.4	174.5
Purchases of property and equipment	(53.6)	(44.7)
Acquisition of ARX Holding Corp., net of cash acquired	(752.7)	0
Acquisition of additional shares of ARX Holding Corp.	(12.6)	0
Sales of property and equipment	7.1	3.1
Net cash used in investing activities	(1,146.4)	(314.2)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	8.7	10.7
Proceeds from debt issuance	382.0	344.7
Payment of debt	(6.8)	0
Reacquisition of debt	0	0
Dividends paid to shareholders[1]	(403.6)	(892.6)
Acquisition of treasury shares	(108.1)	(140.0)
Net cash used in financing activities	(127.8)	(677.2)
Effect of exchange rate changes on cash	(0.4)	1.2
Increase in cash	155.4	51.0
Cash, January 1	108.4	75.1
Cash, June 30	$263.8	$126.1
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. During the second quarter 2015, Progressive acquired a controlling interest in ARX Holding Corp. (ARX), which wholly owns or controls insurance and non-insurance subsidiaries and affiliates. As of June 30, 2015, Progressive owns 69.1% of the outstanding capital stock of ARX. All of Progressive's other subsidiaries and affiliates are wholly owned or controlled.
Beginning April 1, 2015, we consolidated 100% of ARX's financial information into our results of operations, financial condition, and cash flows. The minority shareholders of ARX retain a 30.9% interest in the operating results of ARX. These interests are reflected in our comprehensive income statements as "Net income/Other comprehensive income attributable to noncontrolling interests (NCI)."
As part of a related stockholders' agreement, Progressive has the ability to "call" the remaining outstanding shares to achieve 100% ownership in ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive by that date. Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest as mezzanine equity on our consolidated balance sheets. The redeemable noncontrolling interest was initially recorded at fair value of $411.5 million, reflecting the minority shares at the net acquisition price adjusted for the fair value of the put and call rights. The value of the put and call rights was based on an internally developed modified binomial model. Subsequent changes to the maximum redemption value as determined in accordance with the stockholders' agreement are recorded at the current reporting date.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2015, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Included in other assets in the consolidated balance sheets for June 30, 2015 and December 31, 2014, and for June 30, 2014, is $8.7 million and $13.4 million, respectively, of "held for sale" property, which represents the fair value of this property less the estimated costs to sell.

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
The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2015
Fixed maturities:
U.S. government obligations	$2,049.3	$14.0	$(0.1)	$0	$2,063.2	10.0%
State and local government obligations	3,177.2	32.2	(17.1)	0	3,192.3	15.5
Foreign government obligations	18.6	0	0	0	18.6	0.1
Corporate debt securities	3,433.9	23.3	(22.6)	0.2	3,434.8	16.7
Residential mortgage-backed securities	1,879.5	31.1	(17.6)	(0.5)	1,892.5	9.2
Agency residential pass-through obligations	116.0	0.1	(1.8)	0	114.3	0.6
Commercial mortgage-backed securities	2,548.4	26.0	(14.2)	(0.1)	2,560.1	12.4
Other asset-backed securities	2,037.9	3.6	(0.7)	0.7	2,041.5	9.9
Redeemable preferred stocks	259.8	21.7	(9.8)	0	271.7	1.3
Total fixed maturities	15,520.6	152.0	(83.9)	0.3	15,589.0	75.7
Equity securities:
Nonredeemable preferred stocks	632.4	150.0	(11.3)	1.2	772.3	3.8
Common equities	1,351.7	1,204.7	(9.6)	0	2,546.8	12.4
Short-term investments	1,669.3	0	0	0	1,669.3	8.1
Total portfolio[2,3]	$19,174.0	$1,506.7	$(104.8)	$1.5	$20,577.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2014
Fixed maturities:
U.S. government obligations	$3,249.0	$43.5	$(3.1)	$0	$3,289.4	17.5%
State and local government obligations	2,287.2	46.5	(2.6)	0.1	2,331.2	12.4
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	2,215.4	47.9	(2.8)	2.3	2,262.8	12.1
Residential mortgage-backed securities	1,312.0	32.7	(9.3)	0	1,335.4	7.1
Agency residential pass-through obligations	0	0	0	0	0	0
Commercial mortgage-backed securities	1,974.4	47.8	(2.9)	0	2,019.3	10.8
Other asset-backed securities	965.4	7.1	(0.1)	0.6	973.0	5.2
Redeemable preferred stocks	262.0	31.5	(6.0)	0	287.5	1.5
Total fixed maturities	12,265.4	257.0	(26.8)	3.0	12,498.6	66.6
Equity securities:
Nonredeemable preferred stocks	497.1	247.5	(1.4)	17.0	760.2	4.1
Common equities	1,265.2	1,118.9	(2.4)	0	2,381.7	12.7
Short-term investments	3,118.7	0	0	0	3,118.7	16.6
Total portfolio[2,3]	$17,146.4	$1,623.4	$(30.6)	$20.0	$18,759.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2014
Fixed maturities:
U.S. government obligations	$2,641.1	$27.3	$(1.3)	$0	$2,667.1	14.0%
State and local government obligations	2,095.7	44.6	(1.1)	0	2,139.2	11.2
Foreign government obligations	14.2	0	0	0	14.2	0.1
Corporate debt securities	2,813.9	32.9	(10.4)	0.3	2,836.7	14.9
Residential mortgage-backed securities	1,635.5	34.5	(10.8)	(0.7)	1,658.5	8.7
Agency residential pass-through obligations	0	0	0	0	0	0
Commercial mortgage-backed securities	2,278.7	39.3	(2.6)	0.2	2,315.6	12.2
Other asset-backed securities	1,634.9	3.8	(0.8)	0.8	1,638.7	8.6
Redeemable preferred stocks	260.2	24.7	(5.7)	0	279.2	1.5
Total fixed maturities	13,374.2	207.1	(32.7)	0.6	13,549.2	71.2
Equity securities:
Nonredeemable preferred stocks	590.4	201.1	(6.4)	42.4	827.5	4.4
Common equities	1,289.2	1,213.2	(10.1)	0	2,492.3	13.1
Short-term investments	2,149.0	0	0	0	2,149.0	11.3
Total portfolio[2,3]	$17,402.8	$1,621.4	$(49.2)	$43.0	$19,018.0	100.0%

1Represents net holding period gains (losses) on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at June 30, 2015, $159.7 million was included in "other liabilities," compared to $235.8 million and $31.3 million at June 30, 2014 and December 31, 2014, respectively.
3The total fair value of the portfolio at June 30, 2015 and 2014, and December 31, 2014 included $0.7 billion, $1.1 billion, and $1.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not hold any repurchase transactions where we lent collateral at June 30, 2015, June 30, 2014, or December 31, 2014. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.
Also included in short-term investments are reverse repurchase commitment transactions, where we loan cash to approved counterparties and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. Our exposure to credit risk is limited due to the nature of the collateral (i.e., U.S. Treasury Notes) received. We have counterparty exposure on these trades in the event of a counterparty default to the extent the general collateral security's value is below the amount of cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight) reduces that exposure.

We had no open reverse repurchase commitments at June 30, 2015, June 30, 2014, or December 31, 2014. For the six months ended June 30, 2015, our largest outstanding balance of reverse repurchase commitments was $275.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $135.8 million.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31, 2014
(millions)	2015	2014
Fixed maturities:
State and local government obligations	$0	$5.1	$0
Corporate debt securities	105.6	142.0	139.8
Residential mortgage-backed securities	117.5	27.6	120.7
Commercial mortgage-backed securities	17.3	0	31.2
Other asset-backed securities	12.5	14.3	13.7
Total fixed maturities	252.9	189.0	305.4
Equity securities:
Nonredeemable preferred stocks	66.6	66.1	122.3
Total hybrid securities	$319.5	$255.1	$427.7
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $5.1 million as of June 30, 2015, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
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
The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks that have call features with fixed-rate coupons, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. In the second quarter 2015, we acquired a controlling interest in ARX Holdings Corp. and transferred our previous 5% preferred stock investment in ARX to a component of our total ownership interest (see Note 15 – Acquisition for further discussion). This transfer was offset by purchases of new hybrid securities since June 30, 2014.

Fixed Maturities The composition of fixed maturities by maturity at June 30, 2015, was:

(millions)	Cost	Fair Value
Less than one year	$4,470.5	$4,504.4
One to five years	6,978.4	7,007.0
Five to ten years	3,858.9	3,858.6
Ten years or greater	194.2	200.4
Total[1]	$15,502.0	$15,570.4

1Excludes $18.6 million related to our open interest rate swap positions.
Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of June 30, 2015, we had $95.2 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $9.6 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 88% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write-down the securities of that issuer. The remaining 12% of our common stocks were part of a managed equity strategy selected and administered by external investment advisors. If our review of loss position securities indicates there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2015
Fixed maturities:
U.S. government obligations	11	$7.6	$(0.1)	11	$7.6	$(0.1)	0	$0	$0
State and local government obligations	736	1,319.3	(17.1)	720	1,277.5	(16.5)	16	41.8	(0.6)
Corporate debt securities	160	1,693.6	(22.6)	146	1,406.4	(18.5)	14	287.2	(4.1)
Residential mortgage-backed securities	140	1,189.2	(17.6)	87	668.1	(5.9)	53	521.1	(11.7)
Agency residential pass-through obligations	53	104.6	(1.8)	53	104.6	(1.8)	0	0	0
Commercial mortgage-backed securities	155	1,426.9	(14.2)	132	1,205.9	(13.5)	23	221.0	(0.7)
Other asset-backed securities	38	715.3	(0.7)	30	566.2	(0.5)	8	149.1	(0.2)
Redeemable preferred stocks	5	123.7	(9.8)	3	55.6	(3.1)	2	68.1	(6.7)
Total fixed maturities	1,298	6,580.2	(83.9)	1,182	5,291.9	(59.9)	116	1,288.3	(24.0)
Equity securities:
Nonredeemable preferred stocks	14	345.9	(11.3)	9	163.7	(1.8)	5	182.2	(9.5)
Common equities	73	129.4	(9.6)	72	128.9	(9.5)	1	0.5	(0.1)
Total equity securities	87	475.3	(20.9)	81	292.6	(11.3)	6	182.7	(9.6)
Total portfolio	1,385	$7,055.5	$(104.8)	1,263	$5,584.5	$(71.2)	122	$1,471.0	$(33.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2014
Fixed maturities:
U.S. government obligations	12	$460.0	$(3.1)	1	$14.9	$(0.1)	11	$445.1	$(3.0)
State and local government obligations	55	333.9	(2.6)	22	52.2	(0.1)	33	281.7	(2.5)
Corporate debt securities	15	265.1	(2.8)	6	112.2	(0.5)	9	152.9	(2.3)
Residential mortgage-backed securities	56	684.2	(9.3)	17	263.2	(1.7)	39	421.0	(7.6)
Agency residential pass-through obligations	0	0	0	0	0	0	0	0	0
Commercial mortgage-backed securities	23	256.7	(2.9)	7	37.1	(0.2)	16	219.6	(2.7)
Other asset-backed securities	3	47.4	(0.1)	2	28.3	0	1	19.1	(0.1)
Redeemable preferred stocks	3	93.6	(6.0)	0	0	0	3	93.6	(6.0)
Total fixed maturities	167	2,140.9	(26.8)	55	507.9	(2.6)	112	1,633.0	(24.2)
Equity securities:
Nonredeemable preferred stocks	4	121.4	(1.4)	1	33.7	(0.2)	3	87.7	(1.2)
Common equities	14	50.4	(2.4)	14	50.4	(2.4)	0	0	0
Total equity securities	18	171.8	(3.8)	15	84.1	(2.6)	3	87.7	(1.2)
Total portfolio	185	$2,312.7	$(30.6)	70	$592.0	$(5.2)	115	$1,720.7	$(25.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2014
Fixed maturities:
U.S. government obligations	11	$428.2	$(1.3)	5	$150.7	$(0.3)	6	$277.5	$(1.0)
State and local government obligations	46	234.2	(1.1)	28	177.9	(0.4)	18	56.3	(0.7)
Corporate debt securities	53	843.2	(10.4)	43	647.5	(6.1)	10	195.7	(4.3)
Residential mortgage-backed securities	70	844.2	(10.8)	33	465.2	(3.1)	37	379.0	(7.7)
Agency residential pass-through obligations	0	0	0	0	0	0	0	0	0
Commercial mortgage-backed securities	63	723.4	(2.6)	54	667.5	(1.4)	9	55.9	(1.2)
Other asset-backed securities	44	741.8	(0.8)	42	715.7	(0.7)	2	26.1	(0.1)
Redeemable preferred stocks	3	103.0	(5.7)	1	33.0	(1.0)	2	70.0	(4.7)
Total fixed maturities	290	3,918.0	(32.7)	206	2,857.5	(13.0)	84	1,060.5	(19.7)
Equity securities:
Nonredeemable preferred stocks	8	231.4	(6.4)	5	143.2	(3.6)	3	88.2	(2.8)
Common equities	20	68.4	(10.1)	19	61.8	(9.6)	1	6.6	(0.5)
Total equity securities	28	299.8	(16.5)	24	205.0	(13.2)	4	94.8	(3.3)
Total portfolio	318	$4,217.8	$(49.2)	230	$3,062.5	$(26.2)	88	$1,155.3	$(23.0)

Since both June 30, 2014 and December 31, 2014, the number of securities in our fixed-maturity portfolio with unrealized losses increased, reflecting a decline in prices associated with a general increase in interest rates at certain maturities. The unrealized losses at June 30, 2015 included losses on 806 securities added to the portfolio as a result of our acquisition of a controlling interest in ARX during the second quarter, and reflect declines in the prices of these securities since the acquisition date averaging approximately 1.3% of their total cost. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at June 30, 2015 in the table above are current with respect to required principal and interest payments. Since December 31, 2014, our nonredeemable preferred stocks with unrealized losses increased to 14 securities, averaging approximately 3% of their total cost. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio increased during the first six months of 2015, though the total gross unrealized loss for the portfolio decreased during the same period. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	June 30,		December 31, 2014
(millions)	2015	2014
Fixed maturities:
Residential mortgage-backed securities	$(44.1)	$(44.1)	$(44.1)
Commercial mortgage-backed securities	(0.6)	(0.6)	(0.6)
Total fixed maturities	$(44.7)	$(44.7)	$(44.7)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2015 and 2014, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2015	$12.2	$0.4	$12.6
Change in recoveries of future cash flows expected to be collected[1]	1.8	0	1.8
Balance at June 30, 2015	$14.0	$0.4	$14.4

	Six Months Ended June 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2014	$12.7	$0.4	$13.1
Change in recoveries of future cash flows expected to be collected[1]	1.3	0	1.3
Balance at June 30, 2015	$14.0	$0.4	$14.4

	Three Months Ended June 30, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2014	$19.1	$0.4	$19.5
Change in recoveries of future cash flows expected to be collected[1]	(6.1)	0	(6.1)
Balance at June 30, 2014	$13.0	$0.4	$13.4

	Six Months Ended June 30, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2013	$19.2	$0.4	$19.6
Change in recoveries of future cash flows expected to be collected[1]	(6.2)	0	(6.2)
Balance at June 30, 2014	$13.0	$0.4	$13.4

1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down. We did not have any credit impairment write-downs as of June 30, 2015 or 2014.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2015	2014	2015	2014
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$9.5	$4.2	$14.4	$10.7
State and local government obligations	0	0	0	4.4
Corporate and other debt securities	6.8	9.8	15.9	32.9
Residential mortgage-backed securities	0.1	1.0	0.2	2.0
Commercial mortgage-backed securities	3.6	3.5	14.4	9.6
Redeemable preferred stocks	0.1	0.4	0.1	0.4
Total fixed maturities	20.1	18.9	45.0	60.0
Equity securities:
Nonredeemable preferred stocks	34.4	33.2	50.2	59.1
Common equities	12.7	9.4	30.5	92.4
Subtotal gross realized gains on security sales	67.2	61.5	125.7	211.5
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(0.1)	(0.4)	(0.9)	(5.1)
State and local government obligations	0	(0.1)	0	(0.2)
Corporate and other debt securities	(0.5)	(0.1)	(1.3)	(2.3)
Residential mortgage-backed securities	0	(0.2)	0	(0.2)
Commercial mortgage-backed securities	(0.8)	(4.1)	(1.0)	(6.8)
Redeemable preferred stocks	0	0	0	(3.2)
Total fixed maturities	(1.4)	(4.9)	(3.2)	(17.8)
Equity securities:
Nonredeemable preferred stocks	(1.4)	0	(1.4)	0
Common equities	(0.1)	0	(0.7)	(3.4)
Subtotal gross realized losses on security sales	(2.9)	(4.9)	(5.3)	(21.2)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	9.4	3.8	13.5	5.6
State and local government obligations	0	(0.1)	0	4.2
Corporate and other debt securities	6.3	9.7	14.6	30.6
Residential mortgage-backed securities	0.1	0.8	0.2	1.8
Commercial mortgage-backed securities	2.8	(0.6)	13.4	2.8
Redeemable preferred stocks	0.1	0.4	0.1	(2.8)
Total fixed maturities	18.7	14.0	41.8	42.2
Equity securities:
Nonredeemable preferred stocks	33.0	33.2	48.8	59.1
Common equities	12.6	9.4	29.8	89.0
Subtotal net realized gains (losses) on security sales	64.3	56.6	120.4	190.3
Other-than-temporary impairment losses
Equity securities:
Common equities	(1.7)	0	(9.4)	0
Subtotal other-than-temporary impairment losses	(1.7)	0	(9.4)	0
Other gains (losses)
Hybrid securities	(3.9)	3.7	(0.6)	7.5
Derivative instruments	17.3	(19.9)	(1.5)	(39.2)
Litigation settlements	0	0	0.1	1.2
Subtotal other gains (losses)	13.4	(16.2)	(2.0)	(30.5)
Total net realized gains (losses) on securities	$76.0	$40.4	$109.0	$159.8

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
Net Investment Income  The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2015	2014	2015	2014
Fixed maturities:
U.S. government obligations	$7.2	$12.0	$16.3	$25.0
State and local government obligations	16.2	12.6	28.1	25.4
Foreign government obligations	0.1	0.1	0.2	0.2
Corporate debt securities	24.2	18.8	47.1	40.8
Residential mortgage-backed securities	13.2	11.3	26.0	21.2
Agency residential pass-through obligations	0.7	0	0.7	0
Commercial mortgage-backed securities	18.8	16.0	35.7	32.7
Other asset-backed securities	5.5	3.7	10.5	7.9
Redeemable preferred stocks	3.8	3.9	7.6	8.0
Total fixed maturities	89.7	78.4	172.2	161.2
Equity securities:
Nonredeemable preferred stocks	10.9	9.3	21.4	19.2
Common equities	12.3	11.2	24.0	21.6
Short-term investments	0.4	0.3	0.8	0.5
Investment income	113.3	99.2	218.4	202.5
Investment expenses	(5.7)	(6.0)	(11.0)	(10.1)
Net investment income	$107.6	$93.2	$207.4	$192.4

Trading Securities At June 30, 2015 and 2014, and December 31, 2014, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2015 and 2014.

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
The following table shows the status of our derivative instruments at June 30, 2015 and 2014, and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended		Six Months Ended
	June 30,		Dec. 31,			June 30,		Dec. 31,	June 30,		June 30,
Derivatives designated as:	2015	2014	2014	Purpose	Classification	2015	2014	2014	2015	2014	2015	2014
Hedging instruments
Closed:
Ineffective cash flow hedge	$0	$0	$44	Manage interest rate risk	NA	$0	$0	$0	$0	$0	$0	$0
Non-hedging instruments
Assets:
Interest rate swaps	750	750	750	Manage portfolio duration	Investments— fixed maturities	18.6	35.1	15.8	15.5	(19.9)	(3.3)	(39.2)
Liabilities:
U.S. Treasury Note futures	90	0	0	Manage portfolio duration	Other liabilities	(0.3)	0	0	(0.3)	0	(0.3)	0
Closed:
U.S. Treasury Note futures	326	0	0	Manage portfolio duration	NA	0	0	0	2.1	0	2.1	0
Total	NA	NA	NA			$18.3	$35.1	$15.8	$17.3	$(19.9)	$(1.5)	$(39.2)
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
Our ineffective cash flow hedge, which is reflected in the table above, resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2014, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities. There was no repurchase activity during the first six months of 2015 or 2014.
See Note 4 – Debt for further discussion.

INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swap and treasury futures contracts primarily to manage the fixed-income portfolio duration. At June 30, 2015 and 2014, and December 31, 2014, we held interest rate swap positions for which we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As interest rates rose during the year, our fair value gain increased by $2.8 million on our interest rate swap positions.
During the second quarter 2015, we entered into U.S. treasury futures contracts and recognized a net gain of $1.8 million, including the futures that were closed during the period. Although interest rates rose throughout the quarter, during the period that the contracts were open the interest rates declined resulting in the net gain.
As of June 30, 2015, the balance of the cash collateral that we received from the applicable counterparties on the interest rate swaps and the cash collateral we delivered on the treasury futures was $21.9 million and $1.2 million, respectively. As of June 30, 2014 and December 31, 2014, the balance of the cash collateral that we had received from the applicable counterparties on the interest rate swap positions was $34.1 million and $16.1 million, respectively. We held no treasury futures during 2014.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2015
Fixed maturities:
U.S. government obligations	$2,063.2	$0	$0	$2,063.2	$2,049.3
State and local government obligations	0	3,192.3	0	3,192.3	3,177.2
Foreign government obligations	18.6	0	0	18.6	18.6
Corporate debt securities	0	3,433.8	1.0	3,434.8	3,433.9
Subtotal	2,081.8	6,626.1	1.0	8,708.9	8,679.0
Asset-backed securities:
Residential mortgage-backed	0	1,892.5	0	1,892.5	1,879.5
Agency residential pass-through obligations	0	114.3	0	114.3	116.0
Commercial mortgage-backed	0	2,549.2	10.9	2,560.1	2,548.4
Other asset-backed	0	2,041.5	0	2,041.5	2,037.9
Subtotal asset-backed securities	0	6,597.5	10.9	6,608.4	6,581.8
Redeemable preferred stocks:
Financials	0	97.5	0	97.5	76.8
Utilities	0	61.2	0	61.2	65.0
Industrials	0	113.0	0	113.0	118.0
Subtotal redeemable preferred stocks	0	271.7	0	271.7	259.8
Total fixed maturities	2,081.8	13,495.3	11.9	15,589.0	15,520.6
Equity securities:
Nonredeemable preferred stocks:
Financials	167.7	604.6	0	772.3	632.4
Subtotal nonredeemable preferred stocks	167.7	604.6	0	772.3	632.4
Common equities:
Common stocks	2,546.5	0	0	2,546.5	1,351.4
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,546.5	0	0.3	2,546.8	1,351.7
Total fixed maturities and equity securities	4,796.0	14,099.9	12.2	18,908.1	17,504.7
Short-term investments	1,434.2	235.1	0	1,669.3	1,669.3
Total portfolio	$6,230.2	$14,335.0	$12.2	$20,577.4	$19,174.0
Debt	$0	$2,763.9	$178.5	$2,942.4	$2,739.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2014
Fixed maturities:
U.S. government obligations	$3,289.4	$0	$0	$3,289.4	$3,249.0
State and local government obligations	0	2,331.2	0	2,331.2	2,287.2
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	2,262.8	0	2,262.8	2,215.4
Subtotal	3,289.4	4,594.0	0	7,883.4	7,751.6
Asset-backed securities:
Residential mortgage-backed	0	1,335.4	0	1,335.4	1,312.0
Agency residential pass-through obligations	0	0	0	0	0
Commercial mortgage-backed	0	1,991.7	27.6	2,019.3	1,974.4
Other asset-backed	0	973.0	0	973.0	965.4
Subtotal asset-backed securities	0	4,300.1	27.6	4,327.7	4,251.8
Redeemable preferred stocks:
Financials	0	103.4	0	103.4	79.2
Utilities	0	65.3	0	65.3	65.0
Industrials	0	118.8	0	118.8	117.8
Subtotal redeemable preferred stocks	0	287.5	0	287.5	262.0
Total fixed maturities	3,289.4	9,181.6	27.6	12,498.6	12,265.4
Equity securities:
Nonredeemable preferred stocks:
Financials	238.7	477.7	43.8	760.2	497.1
Subtotal nonredeemable preferred stocks	238.7	477.7	43.8	760.2	497.1
Common equities:
Common stocks	2,381.2	0	0	2,381.2	1,264.7
Other risk investments	0	0	0.5	0.5	0.5
Subtotal common equities	2,381.2	0	0.5	2,381.7	1,265.2
Total fixed maturities and equity securities	5,909.3	9,659.3	71.9	15,640.5	14,027.7
Short-term investments	2,843.3	275.4	0	3,118.7	3,118.7
Total portfolio	$8,752.6	$9,934.7	$71.9	$18,759.2	$17,146.4
Debt	$0	$2,551.6	$0	$2,551.6	$2,208.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2014
Fixed maturities:
U.S. government obligations	$2,667.1	$0	$0	$2,667.1	$2,641.1
State and local government obligations	0	2,139.2	0	2,139.2	2,095.7
Foreign government obligations	14.2	0	0	14.2	14.2
Corporate debt securities	0	2,836.7	0	2,836.7	2,813.9
Subtotal	2,681.3	4,975.9	0	7,657.2	7,564.9
Asset-backed securities:
Residential mortgage-backed	0	1,658.5	0	1,658.5	1,635.5
Agency residential pass-through obligations	0	0	0	0	0
Commercial mortgage-backed	0	2,304.0	11.6	2,315.6	2,278.7
Other asset-backed	0	1,638.7	0	1,638.7	1,634.9
Subtotal asset-backed securities	0	5,601.2	11.6	5,612.8	5,549.1
Redeemable preferred stocks:
Financials	0	97.9	0	97.9	77.3
Utilities	0	65.3	0	65.3	65.0
Industrials	0	116.0	0	116.0	117.9
Subtotal redeemable preferred stocks	0	279.2	0	279.2	260.2
Total fixed maturities	2,681.3	10,856.3	11.6	13,549.2	13,374.2
Equity securities:
Nonredeemable preferred stocks:
Financials	204.1	554.1	69.3	827.5	590.4
Subtotal nonredeemable preferred stocks	204.1	554.1	69.3	827.5	590.4
Common equities:
Common stocks	2,491.9	0	0	2,491.9	1,288.8
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,491.9	0	0.4	2,492.3	1,289.2
Total fixed maturities and equity securities	5,377.3	11,410.4	81.3	16,869.0	15,253.8
Short-term investments	1,937.0	212.0	0	2,149.0	2,149.0
Total portfolio	$7,314.3	$11,622.4	$81.3	$19,018.0	$17,402.8
Debt	$0	$2,527.5	$0	$2,527.5	$2,164.7
Our portfolio valuations, excluding the other short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the first six months of 2015. During the first quarter of 2014, we had two nonredeemable preferred stocks with a value of $41.7 million that were transferred from Level 2 to Level 1 due to the availability of a consistent exchange price; this was the only transfer during 2014. We recognize transfers between levels at the end of the reporting period.
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

At June 30, 2015, vendor-quoted prices represented 43% of our Level 1 classifications (excluding short-term investments), compared to 55% and 50% at June 30, 2014 and December 31, 2014, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. The decline in vendor-quoted Level 1 prices since June 30, 2014 was due to a reduction of U.S. Treasury Notes.
At June 30, 2015 and 2014, and December 31, 2014, vendor-quoted prices comprised 97% of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 3%. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2015 and 2014, and December 31, 2014, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We held two internally priced securities at June 30, 2015 in our corporate portfolio that we priced at cost since we expect them to be fully redeemed by the end of 2015; therefore, any difference between cost and fair value is immaterial. At June 30, 2014, we held one private preferred equity security (our 5% equity interest in ARX Holding Corp.) with a value of $43.8 million that was priced internally. The same security had a value of $69.3 million at December 31, 2014. The increase in value was due primarily to a higher price to book ratio multiple included in the terms of the stock purchase agreement we entered into during December 2014 to purchase a majority interest in ARX Holding Corp. This was the only internally-priced security in the portfolio at both June 30, 2014 and December 31, 2014.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2015 or 2014, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2015 and 2014:

	Level 3 Fair Value
	Three Months Ended June 30, 2015
(millions)	Fair Value at March 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2015
Fixed maturities:
Corporate debt securities	$0	$0	$1.0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Residential mortgage-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	11.4	(0.4)	0	0	0	(0.1)	0	10.9
Total fixed maturities	11.4	(0.4)	1.0	0	0	(0.1)	0	11.9
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.9	0	0	0	(39.4)	(2.0)	(28.5)	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$81.6	$(0.4)	$1.0	$0	$(39.4)	$(2.1)	$(28.5)	$12.2
1The $69.9 million decrease during the quarter reflects the reclassification of our 5% interest in ARX Holding Corp. upon acquisition of a controlling interest in ARX. The $39.4 million reflects our inception-to-date gain recognized, including the $2.0 million reduction in valuation that occurred during the second quarter 2015.

	Level 3 Fair Value
	Six Months Ended June 30, 2015
(millions)	Fair Value at Dec. 31, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2015
Fixed maturities:
Corporate debt securities	$0	$0	$1.0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Residential mortgage-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	11.6	(0.6)	0	0	0	(0.1)	0	10.9
Total fixed maturities	11.6	(0.6)	1.0	0	0	(0.1)	0	11.9
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.3	0	0	0.0	(39.4)	(1.4)	(28.5)	0
Common equities:
Other risk investments	0.4	0	0	0	0	(0.1)	0	0.3
Total Level 3 securities	$81.3	$(0.6)	$1.0	$0	$(39.4)	$(1.6)	$(28.5)	$12.2
1The $69.3 million decrease during the year reflects the reclassification of our 5% interest in ARX Holding Corp. upon acquisition of a controlling interest in ARX. The $39.4 million reflects our inception-to-date gain recognized, including the $1.4 million reduction in valuation that occurred during the first six months of 2015.

	Level 3 Fair Value
	Three Months Ended June 30, 2014
(millions)	Fair Value at March 31, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2014
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Residential mortgage-backed	0	0	0	(0.1)	0.1	0	0	0
Commercial mortgage-backed	28.6	(1.3)	0	0	0	0.3	0	27.6
Total fixed maturities	28.6	(1.3)	0	(0.1)	0.1	0.3	0	27.6
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	42.1	0	0	0	0	1.7	0	43.8
Common equities:
Other risk investments	0.4	0.1	0	0	0	0	0	0.5
Total Level 3 securities	$71.1	$(1.2)	$0	$(0.1)	$0.1	$2.0	$0	$71.9
1The $1.7 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Six Months Ended June 30, 2014
(millions)	Fair Value at Dec. 31, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2014
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Residential mortgage-backed	0.2	0	0	(0.1)	0.1	(0.2)	0	0
Commercial mortgage-backed	29.0	(1.8)	0	0	0	0.4	0	27.6
Total fixed maturities	29.2	(1.8)	0	(0.1)	0.1	0.2	0	27.6
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	39.0	0	0	0	0	4.8	0	43.8
Common equities:
Other risk investments	0.5	0	0	0	0	0	0	0.5
Total Level 3 securities	$68.7	$(1.8)	$0	$(0.1)	$0.1	$5.0	$0	$71.9
1The $4.8 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2015 and 2014, and December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$10.9	External vendor	Prepayment rate[1]	0
Total fixed maturities	10.9
Equity securities:
Nonredeemable preferred stocks:
Financials	0	NA	NA	NA
Subtotal Level 3 securities	10.9
Pricing exemption securities[2]	1.3
Total Level 3 securities	$12.2
NA = Not Applicable. We did not hold any nonredeemable preferred stock Level 3 securities at June 30, 2015.

 1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$27.6	External vendor	Prepayment rate[1]	0
Total fixed maturities	27.6
Equity securities:
Nonredeemable preferred stocks:
Financials	43.8	Multiple of tangible net book value	Price to book ratio multiple	1.9
Subtotal Level 3 securities	71.4
Pricing exemption securities[2]	0.5
Total Level 3 securities	$71.9

1Assumes that two securities have 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$11.6	External vendor	Prepayment rate[1]	0
Total fixed maturities	11.6
Equity securities:
Nonredeemable preferred stocks:
Financials	69.3	Multiple of tangible net book value	Price to book ratio multiple	2.6
Subtotal Level 3 securities	80.9
Pricing exemption securities[2]	0.4
Total Level 3 securities	$81.3

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.
Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
Note 4 Debt — Debt consisted of:

	June 30, 2015		June 30, 2014		December 31, 2014
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.0	$533.0	$497.7	$532.8	$497.8	$535.6
6 5/8% Senior Notes due 2029	295.6	380.9	295.4	395.9	295.5	400.6
6.25% Senior Notes due 2032	394.9	492.1	394.7	514.7	394.8	527.9
4.35% Senior Notes due 2044	346.3	346.5	346.3	355.0	346.3	378.9
3.70% Senior Notes due 2045	395.0	351.7	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	630.7	659.7	673.9	753.2	630.3	684.5
Other debt instruments	178.5	178.5	0	0	0	0
Total	$2,739.0	$2,942.4	$2,208.0	$2,551.6	$2,164.7	$2,527.5

The other debt instruments consist of ARX debt acquired during the second quarter 2015 through Progressive's acquisition of a controlling interest in ARX. In estimating the fair value of the other debt instruments, it was determined that the fair value of these notes is equal to the carrying value, based on the current rates offered for debt of similar maturities and interest rates. At June 30, 2015, the other debt instruments consist of:

Type of debt instrument	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$99.5	December 2018 and 2019
Junior subordinated notes[1]	2	41.3	June 2036 and 2037
Senior notes	4	24.0	Various[2]
Surplus note	1	13.7	November 2021
Total		$178.5
1 ARX issued junior subordinated floating rate notes to trusts established by ARX in connection with issuances of trust preferred securities by the trusts (discussed below).
2 The senior notes mature in May 2033, April 2034, December 2034, and June 2035.

The junior subordinated notes and senior notes have no restrictive financial covenants. The term loans require ARX and its subsidiaries to maintain specified debt leverage and fixed charge coverage ratios, as well as maintain a minimum risk-based capital ratio and minimum financial strength and credit ratings, as provided by A.M. Best Company, Inc. As of June 30, 2015, ARX was in compliance with these covenants. The only restriction on the surplus note is for ARX to maintain at least $50 million of surplus, which it met at June 30, 2015.

Monthly interest and principal payments are made on the term loans, with interest calculated based on the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%. We expect to pay principal of $25.0 million during the next twelve months on these term loans. The term loans are secured with 100% of the outstanding common stock of four subsidiaries of ARX.

Interest on the junior subordinated notes and the senior notes is paid quarterly at a floating rate tied to the three-month LIBOR rate. Principal and interest on the surplus note is payable pursuant to a schedule permitted by the Florida Office of Insurance Regulation, and interest is set quarterly based upon the 10-year U.S. treasury bond rate. We expect to pay principal of $2.2 million during the next twelve months on the surplus note.

The junior subordinated notes and senior notes can be redeemed, in whole or in part, at the option of ARX at par, plus accrued and unpaid interest, on any interest payment date.

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts which are 100% owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million in the variable interest entities is reported as a component of "other assets" on our consolidated balance sheets.
We did not repurchase any debt securities during the first six months of 2015 or 2014. During the third quarter of 2014, we repurchased, in the open market, $44.3 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.8 million. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.5 million on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.

In January 2015, we issued $400 million of our 3.70% Senior Notes due 2045 (the “3.70% Senior Notes”) and, in April 2014, we issued $350 million of our 4.35% Senior Notes due 2044 (the “4.35% Senior Notes”) in underwritten public offerings. We received proceeds, after deducting underwriter's discounts and commissions, of approximately $394.9 million and $346.3 million, respectively. In addition, we incurred expenses of approximately $0.8 million and $0.7 million, respectively, related to the issuances. Upon issuance of the 3.70% Senior Notes and 4.35% Senior Notes, we also closed forecasted debt issuance hedges, which were entered into to hedge against a possible rise in interest rates, and recognized a $12.9 million and a $1.6 million pretax loss, respectively, as part of accumulated other comprehensive income (loss); the losses will be recognized as an adjustment to interest expense and amortized over the applicable life of the 3.70% and 4.35% Senior Notes.
During the first quarter 2015, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. The prior line of credit, entered into in the first quarter 2014, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance would need to be repaid on the 30th day after the advance or, if earlier, on April 30, 2016, the expiration date of the Line of Credit. Prepayments are permitted without penalty. All advances under the Line of Credit are subject to PNC's discretion. We had no borrowings under the Line of Credit or the prior line of credit during the first six months of 2015 or throughout 2014.

Note 5 Income Taxes — At June 30, 2015 and 2014, and December 31, 2014, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

For the three and six months ended June 30, 2015, the effective tax rate was 29.9% and 31.4%, respectively, compared to 32.9% and33.1% for the same periods last year. The year-over-year decrease in the effective rate for both the three and six month periods is primarily due to the reversal of approximately $14 million of deferred taxes associated with the appreciation of our previous 5% investment in ARX Holding Corp. as a result of our acquisition of a controlling interest in ARX.

For the six months ended June 30, 2015, there have been no material changes in our uncertain tax positions.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2015	2014
Income taxes	$372.1	$240.0
Interest	62.0	54.5
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property business writes personal and commercial property insurance for homeowners, renters, and other property owners. Progressive acquired a controlling interest in ARX Holding Corp., parent company of American Strategic Insurance (ASI) and other subsidiaries on April 1, 2015. Periods prior to April 1, 2015, do not include any of the results of ARX or its subsidiaries. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with ASI and unaffiliated insurance companies.
All segment revenues are generated from external customers. We evaluate the profitability of our Property segment based on pretax underwriting profit (loss), which is consistent with our other operating segments. At June 30, 2015, $2.3 billion of assets, including intangible assets, were allocated to the Property segment. We are still in the process of determining the allocation of goodwill to our operating segments. We do not allocate our other assets to operating segments.

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,276.4	$171.9	$2,242.3	$142.9	$4,520.9	$366.4	$4,445.5	$321.5
Direct	2,031.8	118.1	1,824.0	115.7	3,987.2	186.3	3,586.2	186.7
Total Personal Lines[1]	4,308.2	290.0	4,066.3	258.6	8,508.1	552.7	8,031.7	508.2
Commercial Lines	489.3	83.2	447.2	78.4	955.7	161.7	884.1	119.3
Property[2]	198.7	1.0	0	0	198.7	1.0	0	0
Other indemnity	(0.4)	(0.4)	0	(4.7)	(0.4)	0	0	(5.4)
Total underwriting operations	4,995.8	373.8	4,513.5	332.3	9,662.1	715.4	8,915.8	622.1
Fees and other revenues[3]	74.9	NA	74.4	NA	148.6	NA	147.2	NA
Service businesses	23.3	2.8	14.0	1.1	40.5	4.1	23.8	1.2
Investments[4]	189.3	183.6	139.6	133.6	327.4	316.4	362.3	352.2
Interest expense	NA	(34.9)	NA	(29.6)	NA	(67.4)	NA	(56.3)
Consolidated total	$5,283.3	$525.3	$4,741.5	$437.4	$10,178.6	$968.5	$9,449.1	$919.2
NA = Not Applicable
1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned in both the second quarters and first six months of 2015 and 2014; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2Includes $15.0 million of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp., which is not attributable to the noncontrolling interest in ARX.
3Pretax profit (loss) for fees and other revenues is allocated to operating segments.
4Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	7.6%	92.4	6.4%	93.6	8.1%	91.9	7.2%	92.8
Direct	5.8	94.2	6.3	93.7	4.7	95.3	5.2	94.8
Total Personal Lines	6.7	93.3	6.4	93.6	6.5	93.5	6.3	93.7
Commercial Lines	17.0	83.0	17.5	82.5	16.9	83.1	13.5	86.5
Property[1]	0.5	99.5	0	0	0.5	99.5	0	0
Other indemnity[2]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.5%	92.5	7.4%	92.6	7.4%	92.6	7.0%	93.0

1Includes 7.5 points of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp.
2Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (Gainshare factor), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2014, the Board determined the target percentage for 2015 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2014 target percentage. Underwriting income will include the results of ARX and its subsidiaries subsequent to April 1, 2015, the date of acquisition.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of June 30, 2015, the Gainshare factor was 1.33. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor. The Gainshare factor excludes the results of our Property business.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. In addition, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. If a dividend for 2015 were to be paid, the Board would likely declare the 2015 annual dividend in December 2015, with a record date in early 2016 and payment shortly thereafter. For the six months ended June 30, 2015, our comprehensive income was $537.8 million, which is higher than the $465.0 million of after-tax underwriting income for the same period.
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

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at March 31, 2015	$1,614.2	$(564.9)	$1,049.3	$1,057.3	$(7.2)	$(0.8)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(161.5)	52.8	(108.7)	(108.7)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	4.3	(1.5)	2.8	0	0	0	2.8
Total other comprehensive income (loss) before reclassifications	(157.2)	51.3	(105.9)	(108.7)	0	0	2.8
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.7)	0.6	(1.1)	(1.1)	0	0	0
Net realized gains (losses) on securities	64.9	(22.7)	42.2	42.2	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	63.7	(22.3)	41.4	41.1	0.3	0	0
Total other comprehensive income (loss)	(220.9)	73.6	(147.3)	(149.8)	(0.3)	0	2.8
Balance at June 30, 2015	$1,393.3	$(491.3)	$902.0	$907.5	$(7.5)	$(0.8)	$2.8

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at December 31, 2014	$1,574.0	$(550.9)	$1,023.1	$1,021.9	$1.5	$(0.3)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(62.2)	18.1	(44.1)	(44.1)	0	0	0
Forecasted transactions	(12.8)	4.4	(8.4)	0	(8.4)	0	0
Foreign currency translation adjustment	(0.9)	0.4	(0.5)	0	0	(0.5)	0
Loss attributable to noncontrolling interest (NCI)	4.3	(1.5)	2.8	0	0	0	2.8
Total other comprehensive income (loss) before reclassifications	(71.6)	21.4	(50.2)	(44.1)	(8.4)	(0.5)	2.8
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(9.6)	3.4	(6.2)	(6.2)	0	0	0
Net realized gains (losses) on securities	117.7	(41.2)	76.5	76.5	0	0	0
Interest expense	1.0	(0.4)	0.6	0	0.6	0	0
Total reclassification adjustment for amounts realized in net income	109.1	(38.2)	70.9	70.3	0.6	0	0
Total other comprehensive income (loss)	(180.7)	59.6	(121.1)	(114.4)	(9.0)	(0.5)	2.8
Balance at June 30, 2015	$1,393.3	$(491.3)	$902.0	$907.5	$(7.5)	$(0.8)	$2.8

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at March 31, 2014	$1,463.5	$(512.2)	$951.3	$946.9	$3.8	$0.6	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	188.9	(66.1)	122.8	122.8	0	0	0
Forecasted transactions	(1.6)	0.6	(1.0)	0	(1.0)	0	0
Foreign currency translation adjustment	0.8	(0.3)	0.5	0	0	0.5	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	188.1	(65.8)	122.3	122.8	(1.0)	0.5	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	52.9	(18.5)	34.4	34.4	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	53.4	(18.7)	34.7	34.4	0.3	0	0
Total other comprehensive income (loss)	134.7	(47.1)	87.6	88.4	(1.3)	0.5	0
Balance at June 30, 2014	$1,598.2	$(559.3)	$1,038.9	$1,035.3	$2.5	$1.1	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at December 31, 2013	$1,464.1	$(512.4)	$951.7	$947.0	$4.1	$0.6	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	320.7	(112.2)	208.5	208.5	0	0	0
Forecasted transactions	(1.6)	0.6	(1.0)	0	(1.0)	0	0
Foreign currency translation adjustment	0.8	(0.3)	0.5	0	0	0.5	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	319.9	(111.9)	208.0	208.5	(1.0)	0.5	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	184.8	(64.6)	120.2	120.2	0	0	0
Interest expense	1.0	(0.4)	0.6	0	0.6	0	0
Total reclassification adjustment for amounts realized in net income	185.8	(65.0)	120.8	120.2	0.6	0	0
Total other comprehensive income (loss)	134.1	(46.9)	87.2	88.3	(1.6)	0.5	0
Balance at June 30, 2014	$1,598.2	$(559.3)	$1,038.9	$1,035.3	$2.5	$1.1	$0

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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at June 30, 2015. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our Annual Report to Shareholders for the year ended December 31, 2014, which is included as Exhibit 13 to our Annual Report on Form 10-K (the "Annual Report to Shareholders"). In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation to our consolidated financial statements in our Annual Report to Shareholders.
Note 11 Commitments and Contingencies — During the first six months of 2015, the noncancelable operating lease commitments and noncancelable purchase obligations for Progressive have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
During the second quarter 2015, ASI entered into several multiple-layer property catastrophe excess of loss reinsurance contracts with various reinsurers with terms ranging from one to two years. Pursuant to these reinsurance contracts, at June 30, 2015, ASI had a noncancelable minimum obligation of $81.0 million. As of June 30, 2015, ARX had no other material lease commitments or noncancelable purchase obligations.

Note 12 Redeemable Noncontrolling Interest - The components of redeemable noncontrolling interest (NCI) at June 30, 2015, were:

($ in millions)
Balance at March 31, 2015	$0
Fair value at date of acquisition	411.5
Net income attributable to NCI	5.2
Other comprehensive loss attributable to NCI	(2.8)
Purchase of shares from NCI	(12.6)
Change in redemption value of NCI	32.1
Balance at June 30, 2015	$433.4

Note 13 New Accounting Standards — In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) related to the presentation of the cost of issuing debt on balance sheets. This standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This standard, which is required to be applied on a retrospective basis, is effective for fiscal years beginning after December 15, 2015 (2016 for calendar-year companies), with early adoption permitted. We have historically deducted the majority of our debt issuance costs from the carrying value of the debt; therefore, we do not expect this standard to have a significant impact on our financial condition, cash flows, or results of operations.
In May 2015, the FASB issued an ASU related to disclosures about short duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. This standard, which is required to be applied on a retrospective basis, is effective for fiscal years beginning after December 15, 2015 (2016 for calendar-year companies), except for those disclosures that require application only to the current period (e.g., information about significant changes in estimation methodologies and assumptions made in calculating the claim liability for short-duration contracts). Early adoption is permitted. We are currently analyzing the impact of the new disclosures.
In May 2015, the FASB also issued an ASU related to investments measured at net asset value (NAV). The intent is to exclude investments measured at NAV from the fair value hierarchy. This guidance is effective for annual and interim periods after December 15, 2015 (January 2016 for calendar-year companies). We do not value our securities at NAV; therefore, this standard will not impact our financial condition, cash flows, or results of operations.
Note 14 Reclassification — For the periods ended June 30, 2014 and December 31, 2014, we reclassified goodwill and intangible assets out of “other assets” to be reported as separate line items to conform with the current-year presentation.
There was no effect on total assets.

Note 15 Acquisition — On April 1, 2015, The Progressive Corporation acquired approximately 63.2% of the outstanding capital stock of ARX Holding Corp. (ARX), the parent company of American Strategic Insurance Corp., other subsidiaries and affiliates (ASI), primarily from non-management shareholders. Later in the second quarter, Progressive purchased an additional 0.9% of ARX capital stock from certain employee shareholders. The total cost to acquire these shares was approximately $890 million and was funded with available cash. Prior to the acquisition this quarter, we held a 5% interest in ARX as part of our investment portfolio. During the second quarter 2015, we recognized a $2.0 million loss to reflect the net acquisition cost attributable to this holding. This loss was reported in net realized gains (losses) on securities in the comprehensive income statement. At June 30, 2015, our total ownership interest in ARX was 69.1%.

The property business written by ASI accounted for approximately 5% of the total net premiums written during the second quarter 2015. As part of the acquisition, we recorded approximately $470 million of goodwill. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the assets and liabilities acquired, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. As a result of the ARX acquisition, we are able to build on the pre-existing relationship we had with ASI to expand on our bundling strategy in the Agency channel.

Also as part of the acquisition, we recorded approximately $520 million of other intangible assets; the other intangible assets will be amortized over an average life of about 9 years. The following tables reports the intangible assets by asset category as of June 30, 2015:

($ in millions)
Category	Value at Acquisition	Accumulated Amortization	Useful Life
Policies in force	256.2	9.2	7 years
Agency relationships	159.2	2.8	14 years
Software	69.1	2.1	8 years
ASI Trade name	34.8	0.9	10 years
Agent licenses	1.1	0.0	Indefinite
Total	$520.4	$15.0

All assets and liabilities were recorded at fair value at the date of acquisition. If new information is obtained within 12 months from the date of acquisition about facts and circumstances that existed at the acquisition date, we will adjust the amounts previously recorded. For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities carried over and were not recorded at fair value; therefore, no tax-basis goodwill was created.

At the date of acquisition, ARX had total assets of $1.8 billion, including investment securities of $1.2 billion, cash and cash equivalents of $183 million and prepaid reinsurance premiums of $146 million, and liabilities of $1.2 billion, consisting of unearned premiums of $550 million, loss and loss adjustment expense reserves of $306 million, and debt of $185 million. All of ARX's contingencies were recognized as of the acquisition date. For the second quarter 2015, our consolidated results included total revenue and net income from ARX of $208.2 million and $16.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
On April 1, 2015, The Progressive Corporation acquired a controlling interest in ARX Holding Corp. (ARX), parent company of American Strategic Insurance Corp., and other subsidiaries and affiliates (ASI). ASI writes personal and commercial property insurance for homeowners, renters, and other property owners. Beginning in the second quarter 2015, our consolidated results include the results of ARX and its subsidiaries and affiliates, which will impact our year-over-year comparisons. In various places throughout this report, we will separately identify ARX's results as our "Property business." Even though we consolidate 100% of ARX's financial information, the minority shareholders of ARX have a 30.9% interest in the operating results of ARX. These interests are reflected in our comprehensive income statements as "net income/other comprehensive income attributable to noncontrolling interests (NCI)."
During the second quarter 2015, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 13% and 10%, respectively, on a year-over-year basis. Excluding our Property business, our net premiums written and policies in force increased 7% and 2%, respectively, which are in line with the first quarter 2015. Overall, our net income available to Progressive, which is net of the income attributable to the noncontrolling shareholders of ARX, increased 24% to $363.3 million, or $0.62 per share, reflecting an increase in both underwriting profit and recurring investment income, along with more realized gains on securities in the second quarter 2015 and favorable tax adjustments related to the ARX acquisition (see the "Income Taxes" section below for further discussion).
Pretax underwriting profitability increased 12% to $373.8 million for the quarter, primarily reflecting premium growth. Our investment income of $113.3 million was up 14%, due to both an increase in our average invested assets, which includes the addition of $1.2 billion of fixed-income securities from ARX offset by the $0.9 billion of securities liquidated to fund the acquisition, and an increase in the book yield resulting from investing in higher yielding assets. Realized gains on investments were $76.0 million in the second quarter 2015, compared to $40.4 million for the same period last year, for a year-over-year increase of 88%. Comprehensive income was down 43% compared to the second quarter 2014, due to unrealized losses on investments, reflecting a general decline in the equity markets and a rise in interest rates. During the second quarter, our total capital position (debt plus shareholders' equity) increased $337 million to $10.1 billion.
A. Insurance Operations
During the second quarter 2015, we realized an increase in net premiums written of 13% on a companywide basis, compared to the prior year period. Our Agency and Direct Personal Lines businesses increased 2% and 12%, respectively, and our Commercial Lines business grew 14%. For the second quarter 2015, our Property business generated $272.7 million of net premiums written.
To analyze growth in our vehicle businesses, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.
For the second quarter, on a year-over-year basis, written premium per policy increased across all of our vehicle businesses - 4% in both our Agency and Direct auto businesses, 8% in our Commercial Lines business, and 1% for our special lines products. The increases resulted from both rate changes and shifts in our mix of business. Overall, rates are up slightly year-over-year. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs and react quickly as we recognize loss cost trends at the state level.
Personal Lines new applications for the second quarter increased 7%, compared to the same period last year. Agency and Direct auto new applications increased 3% and 16%, respectively, while special lines increased by 2%. We are beginning to see favorable results from our efforts to improve our competitiveness in the Agency channel by focusing on product design, underwriting, and the system modifications that make it easier for agents to access and use our products. We have seen more shopping in our Direct channel as evidenced by a significant increase in quoting activity. Our Commercial Lines new applications increased 10%, reflecting strong demand and improved competitiveness in our for-hire transportation, for-hire specialty, and business auto market targets.
During the second quarter 2015, our renewal applications increased 2% in Personal Lines and 1% in Commercial Lines. The primary contributors to the Personal Lines increase were our Direct auto business and special lines products renewal applications, which grew 7% and 3%, respectively, while Agency auto renewal applications were down 2%.

We continue to look at ways to help stimulate growth and provide consumers with distinctive insurance options, including the following:

•
During the quarter, we introduced "Platinum," (powered by ASI and Progressive) an agent product that combines home and auto insurance and provides the agents with a single offering with features that reflect the needs and desires agents have communicated to us. The market introduction of Platinum was in Texas, but we will be rolling it out to other states soon.

•
We continued the roll out of our most recent product design, which introduces improved segmentation, more attractive pricing and features for our "Robinson" (i.e., bundled auto and homeowners) customers.

•
We are continuing to roll out a new program in Snapshot®, our usage-based approach to rating, which affords more customers discounts for their good driving behavior, while increasing rates at renewal for a small number of drivers based on their driving behavior. We also are offering a Snapshot enrollment discount that varies at the customer-segment level, such as a higher discount for more preferred drivers, which may help agents increase their Snapshot business with us.

On a companywide basis, year-over-year, policies in force grew 10%, with Personal Lines growing 2%, Commercial Lines growing 4%, and our newly acquired Property business reporting nearly 1.1 million policies in force. Excluding the addition of the Property business policies, policies in force grew 2%. Our Direct auto business grew 7% and our special lines products grew 2%, while our Agency auto business decreased 2% over last year. At June 30, 2015, we had 9.5 million personal auto policies in force, split almost evenly between Agency auto and Direct auto. Including our special lines policies, we ended the second quarter with 13.6 million Personal Lines policies in force, about 364,000 more policies in force than at the end of 2014, while Commercial Lines had nearly 24,000 more policies.
To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities. Our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy decreased 7% for our Agency auto business and 3% for our Direct auto business, compared to last year, resulting primarily from increased rates in both channels. The policy life expectancy for our Commercial Lines business was up 9%. Our special lines products policy life expectancy has remained unchanged, compared to last year.
We also review our customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can create more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. Our trailing 3-month policy life expectancy at June 30, 2015, on a year-over-year basis, was down 6% in Agency auto and 2% in Direct auto, with the emergence of a more favorable trajectory. We will maintain our focus on providing customers with more stable rates and other insurance-related products and services they may need over time in our ongoing efforts to increase retention.
B. Investments
The fair value of our investment portfolio was $20.6 billion at June 30, 2015, which includes the addition of $1.2 billion of securities to our fixed-income portfolio from our acquisition of a controlling interest in ARX during the quarter. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

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
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At June 30, 2015, 20% of our portfolio was allocated to Group I securities and 80% to Group II securities, compared to 23% and 77%, respectively, at December 31, 2014, which reflects the addition of ARX, primarily weighted to the Group II securities.
Our investment portfolio produced a fully taxable equivalent (FTE) total return of (0.1)% and 1.0% for the second quarter and first six months of 2015, respectively, compared to 1.6% and 3.0% for the second quarter 2014. Our common stock and fixed-income portfolios both contributed to these total returns with FTE returns of 0.0% and (0.1)%, respectively, for the second quarter 2015, and 4.9% and 1.1%, respectively, for the second quarter 2014. For the first six months of 2015, our common stocks and fixed-income securities contributed 1.7% and 0.9%, respectively, compared to 7.2% and 2.4% last year. The return differential in 2015 compared to 2014 is a result of lower equity market returns and rising interest rates at the short end of the yield curve, affecting our fixed income portfolio's valuations. At June 30, 2015, the fixed-income portfolio had a weighted average credit quality of A+, including ARX fixed-income securities with an average credit quality of AA, compared to Progressive's AA- rating at June 30, 2014. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities.
Our recurring investment income generated a pretax book yield of 2.4% during the second quarter 2015, compared to 2.3% during the second quarter 2014. At June 30, 2015, our duration was 1.9 years, compared to 1.6 years at June 30, 2014, which is primarily the result of adding the fixed-income securities of ARX, with a duration at quarter end of 3.7 years. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $1.4 billion and $1.0 billion for the first six months of 2015 and 2014, respectively.
Our total capital (debt plus shareholders' equity) was $10.1 billion, at book value, at June 30, 2015, compared to $9.0 billion and $9.1 billion at June 30, 2014 and December 31, 2014, respectively. Our interest expense increased 20% on a year-over-year basis, primarily reflecting the new debt issuances discussed below. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders' equity and excludes redeemable noncontrolling interest as a part of this calculation, was 27.1%, 24.5%, and 23.8% at June 30, 2015 and 2014, and December 31, 2014, respectively, reflecting the impact of debt issuances, partially offset by debt repurchases, during the last 12 months. We issued $350 million of Senior Notes in the second quarter of 2014 and $400 million of Senior Notes in the first quarter 2015. We issued this debt to take advantage of attractive terms in the market and allow for financial flexibility. We did not repurchase any debt securities in the first half of 2015 or 2014. During the full year 2014, we repurchased $44.3 million of our outstanding debt in the open market. We financed these transactions through available cash.
During the second quarter of 2015, we acquired an additional 64.1% ownership interest in ARX Holding Corp., the parent company of ASI, bringing our total ownership percentage to about 69.1%. As part of a related stockholders' agreement, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive by that date. The total cost of the second quarter acquisitions was approximately $890 million, which we funded with available cash. This acquisition solidifies the pre-existing relationship we had with ASI as our homeowners insurance provider in the Agency channel. We believe this transaction will advance both companies and attract a market segment of bundled customers that is currently under-penetrated by both Progressive and ARX.
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
During the first six months of 2015 and at all times during 2014, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2014.
Our available capital allowed us to take several actions to deploy underleveraged capital, including:

•
Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, reducing our future interest expense, when management believes that such securities are attractively priced and capital is available for such purpose. We did not repurchase any debt securities in the first half of 2015 or 2014. During the full year 2014, we repurchased, in the open market, $44.3 million in principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the amounts paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $4.8 million.

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of June 30, 2015, we had nearly 16 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2015	2014	2015	2014
Total number of shares purchased	1.6	1.8	4.0	5.7
Total cost	$42.2	$45.3	$108.1	$140.0
Average price paid per share	$27.00	$24.45	$26.88	$24.39

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

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three and six months ended June 30, 2015 or at any point in 2014. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
During the first quarter 2015, we renewed the unsecured, discretionary line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. The prior line of credit, which was entered into during the first quarter 2014, has expired. The line of credit is on substantially the same terms and conditions as the prior line of credit. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable, daily rate, and would need to be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, April 30, 2016. We had no borrowings under either line of credit during the first six months of 2015 or throughout 2014.
We did not enter into any repurchase commitment transactions during the first six months of 2015 or 2014, and we had no open repurchase commitments at June 30, 2015 or 2014, or December 31, 2015.
B. Commitments and Contingencies
Contractual Obligations
During the second quarter 2015, we acquired certain contractual obligations by virtue of Progressive's acquisition of a controlling interest in ARX Holding Corp. As of June 30, 2015, ARX had outstanding debt securities of $178.5 million and loss and loss adjustment expense reserves of $354.2 million. Interest on the ARX debt is variable (See Note 4 - Debt for further discussion). In addition, during the second quarter 2015, ASI entered into several multiple-layer property catastrophe excess of loss reinsurance contracts with various reinsurers with terms ranging from one to two years. Pursuant to these reinsurance contracts, at June 30, 2015, ASI had a noncancelable minimum obligation of $81.0 million. As of June 30, 2015, ARX had no other material lease commitments or noncancelable purchase obligations. Otherwise, during the first six months of 2015, the contractual obligations for Progressive have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2014. During the second quarter 2015, we entered into futures contracts on both 5-year and 10-year Treasury notes as a means to manage the overall duration of our fixed-income portfolio. At the end of the second quarter, we had 900 contracts outstanding with a combined market value of $108.9 million. During the quarter, we recorded a net $1.8 million realized gain on the positions, including those closed during the period. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2014.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2015	2014	% Change	2015	2014	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,345.7	$2,291.0	2	$4,701.8	$4,583.6	3
Direct	2,049.4	1,828.9	12	4,229.0	3,755.5	13
Total Personal Lines	4,395.1	4,119.9	7	8,930.8	8,339.1	7
Commercial Lines	578.7	507.8	14	1,109.8	969.6	14
Property[1]	272.7	0	NM	272.7	0	NM
Other indemnity[2]	(0.4)	0	NM1	(0.4)	0	NM1
Total underwriting operations	$5,246.1	$4,627.7	13	$10,312.9	$9,308.7	11
NET PREMIUMS EARNED
Personal Lines
Agency	$2,276.4	$2,242.3	2	$4,520.9	$4,445.5	2
Direct	2,031.8	1,824.0	11	3,987.2	3,586.2	11
Total Personal Lines	4,308.2	4,066.3	6	8,508.1	8,031.7	6
Commercial Lines	489.3	447.2	9	955.7	884.1	8
Property[1]	198.7	0	NM	198.7	0	NM
Other indemnity[2]	(0.4)	0	NM1	(0.4)	0	NM1
Total underwriting operations	$4,995.8	$4,513.5	11	$9,662.1	$8,915.8	8
NM = Not Meaningful
[1]Progressive began writing Property business on April 1, 2015, upon acquisition of a controlling interest in ARX Holdings Corp.
[2]Negative written and earned premiums represent reinstatement premiums paid to the reinsurers of our professional liability group business pursuant to their reinsurance contracts.

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
Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2015	2014	% Change
POLICIES IN FORCE
Vehicles:
Agency auto	4,753.6	4,872.7	(2)
Direct auto	4,744.8	4,423.9	7
Total auto	9,498.4	9,296.6	2
Special lines[1]	4,127.8	4,064.3	2
Total Personal Lines	13,626.2	13,360.9	2
Commercial Lines	538.4	516.5	4
Property	1,054.7	0	NM

1Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.
NM=not meaningful; any Property business written by Progressive prior to acquiring ARX on April 1, 2015, was negligible.

To analyze growth in our vehicle businesses, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2015	2014	2015	2014
APPLICATIONS
Personal Lines:
New	7%	(2)%	7%	1%
Renewal	2%	3%	3%	3%
Commercial Lines:
New	10%	(1)%	14%	(5)%
Renewal	1%	(1)%	2%	(1)%
The year-over-year growth in new applications in our Personal Lines business primarily reflected a significant increase in our Direct auto business, due to an improved competitive position, resulting in increases in quotes, in part reflecting increased advertising spend and effectiveness, and conversion. In addition, we saw growth as more consumers are using the Internet and mobile devices to shop for and buy auto insurance. The Agency channel new application growth turned positive in the second quarter. We continue to focus our initiatives to help increase new application growth in the Agency channel.
The significant increase in our Commercial Lines new applications reflects strong demand and improved competitiveness in our for-hire transportation, for-hire specialty, and business auto market targets.
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
Snapshot®, our usage-based approach to rating, provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is currently available to our Agency and Direct auto customers in 46 states plus the District of Columbia. The portion of our business using Snapshot continues to grow at a rate considerably faster than the business as a whole, and we continue to revise our product model to respond to demand. In our latest Snapshot program, which we began rolling out late in 2014, we are affording more customers discounts for their driving behavior, while increasing rates at renewal for a small number of drivers based on their driving behavior. We are also offering a Snapshot enrollment discount that varies at the customer-segment level, such as a higher discount for more preferred drivers.
We are also continuing with our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA), to meet a broad range of customer needs. PHA is the program in which we “bundle” our auto product with property insurance provided by ASI or unaffiliated insurance carriers. Bundled products are becoming an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have lower claims costs. An increasing number of our customers, especially Direct auto customers, are now multi-product customers with combinations of special lines, homeowners, or renters, as well as auto coverage.
As of June 30, 2015, PHA was available to Direct customers nationwide, Agency customers in 29 states and the District of Columbia, including two states added during the second quarter 2015. In the Direct channel, PHA is provided by ASI, as well as 10 active, unaffiliated insurance providers.
During the quarter, we introduced a new product in our Agency channel called "Platinum," (powered by ASI and Progressive). The Platinum product is a home and auto insurance combined offering that provides the agents a single offering with compensation, coordinated policy periods, and other features that meet the needs and desires that our agents have expressed. We believe we are now suited to respond to their requests. Platinum is targeted to those agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. The market introduction of Platinum was in Texas, but we will be rolling it out to other states soon.
Another part of our bundling strategy is our offering of a renters product. We started writing our own renters insurance product in the Agency channel during 2014 and are currently offering this product in 13 states. We intend to roll out this product to additional states during the year. A primary purpose of offering renters insurance is to write and retain more customers with a multi-product relationship.
Expanding our capabilities in the mobile space also remains an important initiative. Consumers want the ability to transact all forms of business when and where they want and on whatever device best suits their needs (e.g., smartphone, tablet). We provide consumers with the following capabilities in the mobile space:

•	Obtain a quote for and buy an auto insurance policy on our mobile website in all states and the District of Columbia,

•	Obtain a quote for up to five drivers and four vehicles and, in most states, quote up to 12 drivers and 12 vehicles,

•	Receive the comparison rate experience in most of the country.
Our policyholders are able to use mobile devices for many of their insurance needs, including the ability to:

•	Access their policy documents, make payments, and view both their payment schedule and billing history,

•	Add endorsements and make account changes,

•	Receive text alerts for billing and severe weather,

•	View, store, and share their digital insurance ID card, which can be used as legal proof of insurance in most of the country, and

•	Report their claims and submit related photos using the application, as well as use their phone's GPS capabilities to specify the location of the claim.

•	Request roadside assistance
Quotes, sales, payments, and document requests from mobile devices have been increasing and now represent low double-digit percentages of such transactions with Progressive. We recognize the importance of the mobile space and look for opportunities to add new functionality to our mobile websites and applications.
In addition, much of our agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is accessible to agents through tablet computers.
Through our Progressive Commercial AdvantageSM program, we offer our commercial auto customers general liability and business owners policies and workers' compensation coverage written by unaffiliated insurance companies or agencies. The workers' compensation coverage is offered in 44 states, while the other products are offered throughout the continental United States.

We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2015	2014	2015	2014
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	4%	3%	4%	2%
Commercial Lines	8%	4%	6%	4%
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

	Growth Over Prior Year
	2015	2014
RETENTION MEASURES
Personal Lines - auto
Policy life expectancy
Trailing 3-months	(4)%	3%
Trailing 12-months	(4)%	3%
Renewal ratio	(0.1)%	0.2%
Commercial Lines - policy life expectancy (trailing 12-months)	9%	(4)%
The personal auto decline is primarily due to rate increases in certain states in both our Agency and Direct channels. In our Commercial Lines business, the increase in policy life expectancy primarily reflects an improved competitive position.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$171.9	7.6%	$142.9	6.4%	$366.4	8.1%	$321.5	7.2%
Direct	118.1	5.8	115.7	6.3	186.3	4.7	186.7	5.2
Total Personal Lines	290.0	6.7	258.6	6.4	552.7	6.5	508.2	6.3
Commercial Lines	83.2	17.0	78.4	17.5	161.7	16.9	119.3	13.5
Property[1]	1.0	0.5	0	0	1.0	0.5	0	0
Other indemnity[2]	(0.4)	NM	(4.7)	NM	0	NM	(5.4)	NM
Total underwriting operations	$373.8	7.5%	$332.3	7.4%	$715.4	7.4%	$622.1	7.0%

1Progressive began writing Property business on April 1,2015, when it acquired a controlling interest of ARX Holding Corp. Includes $15.0 million of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp., which is not attributable to the noncontrolling interest in ARX.
2Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting margin exceeded our long-term profitability target of at least 4% for both the second quarter and first six months of 2015 and 2014. Pricing and market conditions are always significant drivers of underwriting margins over any defined period.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Underwriting Performance[1]	2015	2014	Change		2015	2014	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	73.1	73.6	(0.5	) pts.	72.5	73.0	(0.5	) pts.
Underwriting expense ratio	19.3	20.0	(0.7	) pts.	19.4	19.8	(0.4	) pts.
Combined ratio	92.4	93.6	(1.2	) pts.	91.9	92.8	(0.9	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	74.7	73.7	1.0	pts.	75.0	74.0	1.0	pts.
Underwriting expense ratio	19.5	20.0	(0.5	) pts.	20.3	20.8	(0.5	) pts.
Combined ratio	94.2	93.7	0.5	pts.	95.3	94.8	0.5	pts.
Total Personal Lines
Loss & loss adjustment expense ratio	73.9	73.6	0.3	pts.	73.7	73.4	0.3	pts.
Underwriting expense ratio	19.4	20.0	(0.6	) pts.	19.8	20.3	(0.5	) pts.
Combined ratio	93.3	93.6	(0.3	) pts.	93.5	93.7	(0.2	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	61.3	60.3	1.0	pts.	61.2	64.7	(3.5	) pts.
Underwriting expense ratio	21.7	22.2	(0.5	) pts.	21.9	21.8	0.1	pts.
Combined ratio	83.0	82.5	0.5	pts.	83.1	86.5	(3.4	) pts.
Property
Loss & loss adjustment expense ratio	67.8	--	NM		67.8	--	NM
Underwriting expense ratio[2]	31.7	--	NM		31.7	--	NM
Combined ratio[2]	99.5	--	NM		99.5	--	NM
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	72.4	72.4	0.0	pts.	72.3	72.6	(0.3	) pts.
Underwriting expense ratio	20.1	20.2	(0.1	) pts.	20.3	20.4	(0.1	) pts.
Combined ratio	92.5	92.6	(0.1	) pts.	92.6	93.0	(0.4	) pts.
Accident year loss & loss adjustment expense ratio[4]	74.2	72.6	1.6	pts.	74.2	72.0	2.2	pts.

1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2Included in both the three and six months ended June 30, 2015, is 7.5 points, of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp. Excluding this additional expense, the Property business would have reported a combined ratio of 92.0 for both periods.
3Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.4 million for the three months ended June 30, 2015, compared to an underwriting loss of $4.7 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, the other indemnity businesses generated no underwriting profit or loss, compared to an underwriting loss of $5.4 million for the same period last year.
4The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.
NM=not meaningful; Progressive began writing Property business on April 1,2015 when it acquired a controlling interest in ARX Holdings Corp.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015	2014
Change in net loss and LAE reserves	$285.5	$25.5	$409.2	$107.3
Paid losses and LAE	3,331.7	3,243.6	6,576.6	6,367.7
Total incurred losses and LAE	$3,617.2	$3,269.1	$6,985.8	$6,475.0
Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Our estimated needed reserves are adjusted as these underlying assumptions change and information develops.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) increased about 3% for the three and six months ended June 30, 2015, compared to the same prior year period. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury was flat for both the second quarter and first six months of 2015.

•	Property coverages increased with property damage up 2% to 4% and collision up 6% to 7% for both periods.

•	Personal injury protection (PIP) increased about 5% for the second quarter and 3% year to date.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar year basis, increased about 2% for the second quarter 2015 and about 1% for the first six months of 2015, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury, property damage, and PIP increased 1% to 2% for both the second quarter and year to date.

•
Collision increased around 1% in the second quarter and decreased 1% for the first six months, primarily due to higher levels of weather-related claims in the midwestern and northeastern states during the first quarter 2014.

We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, as we work to reserve accurately for our loss exposure.
The following table shows catastrophe losses incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2015	2014	2015		2014
Catastrophe losses incurred	$154.6	$129.8	$164.0		$ 139.0
Increase to combined ratio	3.1 pts.	2.9 pts.	1.7	pts.	1.6 pts.
We respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers. During the second quarter 2015, we incurred $54.3 million (1.1 points and 0.6 points for the three and six months, respectively) of catastrophe losses on our Property business, primarily due to hail storms in Texas.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2015	2014	2015		2014
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$34.4	$31.4	$45.5		$50.8
Current accident year	29.7	(10.9)	29.0		(24.8)
Calendar year actuarial adjustment	$64.1	$20.5	$74.5		$26.0
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$34.4	$31.4	$45.5		$50.8
All other development	54.4	(23.9)	141.2		(106.2)
Total development	$88.8	$7.5	$186.7		$(55.4)
(Increase) decrease to calendar year combined ratio	1.8 pts.	0.2 pts.	1.9	pts.	(0.6	) pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the second quarter of 2015 and 2014. For the first six months of 2015, we had favorable development, compared to unfavorable development for the same period in 2014.
Year-to-date 2015

•	Approximately 80% of the favorable prior year reserve development was attributable to accident year 2014.

•	All of our businesses incurred favorable loss and LAE reserve development for the first six months of 2014, including our newly acquired Property business.

•
Just over half of the favorable reserve development was in our personal auto product. Our Agency and Direct auto businesses accounted for approximately 27% and 29%, respectively, of the total favorable reserve development.

•	Our Commercial Lines business made up about 23% of the favorable development.

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

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	7%	7%
Net premiums earned	6%	6%
Policies in force		2%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented about 84% of our total second quarter net premiums written, compared to 90% last year. The decrease resulted from the acquisition of ARX Holding Corp., which currently represents about 5% of our total net premiums written. We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.
Personal auto represented 87% and 90% of our total Personal Lines net premiums written in the second quarter and first six months of both 2015 and 2014. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and, therefore, would have a negative impact on our total Personal Lines results during those periods and a favorable impact on underwriting profitability during the off season.
Compared to June 30, 2014, policies in force grew 2% for both our auto and special lines products. On a year-over-year basis, net premiums written for personal auto increased 7% for both the second quarter and first six months of 2015, compared to 6% for both periods in 2014; special lines net premiums written grew 4% in the second quarter 2015 and 7% on a year-to-date basis, compared to 2% growth in both periods last year.
Our total Personal Lines business generated combined ratios of 93.3 and 93.5 for the second quarter and first six months of 2015, respectively, compared to 93.6 and 93.7 for the same periods in 2014. In the second quarter 2015, only four states were unprofitable, including two of our top 10 states. One of our large unprofitable states was Texas, which experienced significant catastrophe losses during the second quarter 2015, due to hail, flooding, and wind storms. In the second quarter 2014, 41 states were profitable, including nine of our 10 largest states.
The special lines products had about a 0.3 point favorable impact on the total Personal Lines combined ratio for the second quarter 2015 and about 0.1 points for the second quarter 2014. Significant rain in the second quarter 2015 limited the motorcycle riding days resulting in better special lines profitability in 2015 compared to 2014. On a year-to-date basis, special lines had a favorable impact on our Personal Lines combined ratio of 1.7 points and 1.5 points for 2015 and 2014, respectively.
The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	2%	3%
Net premiums earned	2%	2%
Auto: policies in force		(2)%
new applications	3%	(1)%
renewal applications	(2)%	(2)%
written premium per policy	4%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	(6)%
trailing 12-months	(7)%
renewal ratio	(0.2)%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New applications increased during the second quarter on a year-over-year basis, rebounding from rate actions taken in 2014 which restricted growth. In the second quarter and first six months of 2015, we generated new Agency auto application growth in 23 states and 20 states, respectively, as well as the District of Columbia, for both periods. Seven of our 10 largest Agency states had new application growth in the second quarter of 2015.
The rate increases taken in our Agency auto business in 2014 contributed to the increase we experienced in written premium per policy. Written premium per policy for Agency auto increased 2-3% for new business and 4-5% for renewal business, compared to the same period last year.
On a year-over-year basis, growth in the Agency auto quotes was relatively flat. We continue to strive to improve our presentation on third-party comparative rating systems and identify opportunities to ensure our prices are available for our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) decreased about 2%, compared to last year.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	12%	13%
Net premiums earned	11%	11%
Auto: policies in force		7%
new applications	16%	14%
renewal applications	7%	7%
written premium per policy	4%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	(2)%
trailing 12-months	(3)%
renewal ratio	(0.1)%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. As discussed above, during the second quarter 2015, new applications in the Direct channel increased due to greater demand by consumers to shop and buy on mobile devices and the Internet, rate decreases taken in certain states, and competitors raising rates. For both the second quarter and first six months of 2015, only three states and D.C. did not generate an increase in new business applications, including only one of our top 10 Direct auto states.
Written premium per policy for new Direct auto business increased about 3-4% on a year-over-year basis for the quarter and first six months, while written premium per policy on renewal business was up about 4-5%.

On a year-over-year basis, the total number of quotes in the Direct business increased 13%, as demand continues to increase for consumers using mobile devices and the Internet. The overall Direct business conversion rate saw a modest increase, reflecting solid increases in business done via mobile devices and the Internet.
The underwriting expense ratio for our Direct business decreased 0.5 points for both the second quarter and first six months of 2015, compared to the same periods last year, despite an increase in advertising costs year-over-year. We remain focused on maintaining a well-respected brand and will continue to spend on advertising as long as we achieve our profitability targets.

D. Commercial Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	14%	14%
Net premiums earned	9%	8%
Policies in force		4%
New applications	10%	14%
Renewal applications	1%	2%
Written premium per policy	8%	6%
Policy life expectancy - trailing 12-months	9%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented about 11% of our total net premiums written for both the second quarters of 2015 and 2014. Even though we continue to write over 90% of our Commercial Lines business through the Agency channel, net premiums written through the Direct channel increased by 13% for the second quarter 2015 and 16% year-to-date, compared to the same periods last year.
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
Our Commercial Lines business experienced a significant increase in new applications year-over-year, reflecting strong demand and improved competitiveness in our for-hire transportation, for-hire specialty, and business auto market targets.
The actions we took during the last several years to raise rates and restrict business was ahead of our competition.
Rate increases and a shift to business with higher average written premiums contributed to the increase in written premium per policy in our Commercial Lines business for both the second quarter and first six months of 2015. Written premium per policy for new Commercial Lines business was up approximately 20-25% as a result of these actions, while renewal business saw a decrease of about 1% for both periods.

E. Property
Our Property business writes personal and commercial property insurance for homeowners, renters, and other property owners. Our Property business primarily consists of the operations of the ARX organization, in which we acquired a controlling interest in the second quarter 2015. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” ASI is licensed to write homeowners, renters, flood and commercial property insurance, among other coverages, in 37 states and is actively writing in 29 states and the District of Columbia, principally in the Agency channel. Property policies are generally written on a 12-month basis.

In the second quarter of 2015, our Property business generated $272.7 million of net premiums written and $198.7 million of net premiums earned, representing about 5% and 4%, respectively, of our companywide premiums. Approximately 88% of the Property net premiums written during the quarter was for policies covering residential property (single family homes, condominiums, rental coverage, etc.), with the remaining 12% covering commercial property. The commercial business principally includes insurance covering real estate owned by condominium and homeowners associations and similar entities, as well as apartment complexes, in four states. Texas and Florida comprise 60% of our Property business based on premium volume.

During the second quarter of 2015, the Property business produced a combined ratio of 99.5. These results include 27.3 points resulting from $54.3 million in catastrophe losses during the quarter (mainly due to hail storms in Texas), 7.5 points relating to the amortization of certain intangible assets arising from our acquisition of a controlling interest in ARX, and 11.3 points of favorable prior period development.

ASI has exposure to catastrophe losses in the states in which it writes business. To help mitigate these risks, ASI purchases reinsurance from unaffiliated reinsurance companies (most of which are “A” rated by A.M. Best) and from a reinsurance company established as part of a catastrophe bond transaction. In addition, ASI participates in state-mandated catastrophe funding vehicles in certain states, including Florida, Texas and Louisiana. ASI reinsures approximately one-third of the direct premiums written by it.

F. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. We only have 11 professional liability policies in force as of June 30, 2015.
During the second quarter 2015, our professional liability group recognized $0.4 million of reinstatement premiums paid to our reinsurers pursuant to their reinsurance contracts, which were recognized as negative written and earned premiums.
Our other indemnity businesses generated an operating loss of $0.4 million for the second quarter 2015, compared to $4.7 million for the same period last year. On a year-to-date basis, the other businesses generated no operating profit or loss, compared to an operating loss of $5.4 million last year.

G. Service Businesses
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
In our Direct business, through Progressive Home Advantage®, we offer home, condominium, and renters insurance, among other products, written by ASI or other unaffiliated insurance companies. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by ASI or unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of June 30, 2015. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
H. Income Taxes
Income taxes are comprised of net deferred tax assets and liabilities, as well as net current income taxes payable/recoverable. Net deferred income tax assets/liabilities are disclosed on the balance sheets. At June 30, 2015 and 2014, and December 31, 2014, we reported net deferred tax liabilities. The increase in our deferred tax liability from June 30, 2014, primarily reflects deferred taxes related to the intangible assets recorded in conjunction with the acquisition of ARX Holding Corp., partially offset by unrealized losses recognized during the period and additional deferred tax assets and liabilities assumed in the acquisition.
At June 30, 2015 and 2014, and December 31, 2014, we had net current income taxes payable of $21.7 million, $13.1 million, and $49.4 million, respectively, which were reported as part of “other liabilities."
For both the second quarter and first six months of 2015, our effective tax rate was lower than the same period last year reflecting the reversal of approximately $14 million of deferred taxes associated with the appreciation of our previous 5% investment in ARX Holding Corp. as a result of our acquisition of a controlling interest in ARX.
There were no material changes in our uncertain tax positions during the quarter ended June 30, 2015.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2015
Fixed maturities	$15,589.0	75.7%	2.0	A+
Nonredeemable preferred stocks	772.3	3.8	2.5	BB+
Short-term investments	1,669.3	8.1	<0.1	AA
Total fixed-income securities	18,030.6	87.6	1.9	A+
Common equities	2,546.8	12.4	na	na
Total portfolio[2,3]	$20,577.4	100.0%	1.9	A+
June 30, 2014
Fixed maturities	$12,498.6	66.6%	1.9	AA-
Nonredeemable preferred stocks	760.2	4.1	2.7	BB+
Short-term investments	3,118.7	16.6	<0.1	AA+
Total fixed-income securities	16,377.5	87.3	1.6	AA-
Common equities	2,381.7	12.7	na	na
Total portfolio[2,3]	$18,759.2	100.0%	1.6	AA-
December 31, 2014
Fixed maturities	$13,549.2	71.2%	1.8	A+
Nonredeemable preferred stocks	827.5	4.4	2.8	BB+
Short-term investments	2,149.0	11.3	<0.1	AA
Total fixed-income securities	16,525.7	86.9	1.6	A+
Common equities	2,492.3	13.1	na	na
Total portfolio[2,3]	$19,018.0	100.0%	1.6	A+
na = not applicable

1Represents ratings at period end. Credit quality ratings are assigned by nationally recognized statistical rating organizations (NRSRO). To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we would assign an internal rating of AAA-.
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at June 30, 2015, $159.7 million was included in "other liabilities," compared to $235.8 million and $31.3 million at June 30, 2014 and December 31, 2014, respectively.
3The total fair value of the portfolio at June 30, 2015 and 2014, and December 31, 2014 included $0.7 billion, $1.1 billion, and $1.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities at June 30, 2015 and 2014, and December 31, 2014:

($ in millions)	Fair Value	% of Total Portfolio
June 30, 2015
Group I securities:
Non-investment-grade fixed maturities	$676.8	3.3%
Redeemable preferred stocks[1]	172.8	0.8
Nonredeemable preferred stocks	772.3	3.8
Common equities	2,546.8	12.4
Total Group I securities	4,168.7	20.3
Group II securities:
Other fixed maturities[2]	14,739.4	71.6
Short-term investments	1,669.3	8.1
Total Group II securities	16,408.7	79.7
Total portfolio	$20,577.4	100.0%
June 30, 2014
Group I securities:
Non-investment-grade fixed maturities	$551.6	2.9%
Redeemable preferred stocks[1]	183.1	1.0
Nonredeemable preferred stocks	760.2	4.1
Common equities	2,381.7	12.7
Total Group I securities	3,876.6	20.7
Group II securities:
Other fixed maturities[2]	11,763.9	62.7
Short-term investments	3,118.7	16.6
Total Group II securities	14,882.6	79.3
Total portfolio	$18,759.2	100.0%
December 31, 2014
Group I securities:
Non-investment-grade fixed maturities	$842.2	4.4%
Redeemable preferred stocks[1]	178.6	0.9
Nonredeemable preferred stocks	827.5	4.4
Common equities	2,492.3	13.1
Total Group I securities	4,340.6	22.8
Group II securities:
Other fixed maturities[2]	12,528.4	65.9
Short-term investments	2,149.0	11.3
Total Group II securities	14,677.4	77.2
Total portfolio	$19,018.0	100.0%

1Includes non-investment-grade redeemable preferred stocks of $73.9 million, $78.7 million, and $78.0 million at June 30, 2015 and 2014, and December 31, 2014, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $98.9 million, $104.4 million, and $100.6 million at June 30, 2015 and 2014, and December 31, 2014, respectively.

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

Unrealized Gains and Losses
As of June 30, 2015, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,401.9 million, compared to $1,592.8 million and $1,572.2 million at June 30, 2014 and December 31, 2014, respectively.
The net unrealized gains in our fixed-income portfolio decreased $269.5 million since June 30, 2014 and decreased $162.3 million since December 31, 2014. The decreases in both periods were the result of valuation declines in most fixed-income sectors as interest rates rose, in addition to sales of securities with net realized gains in our U.S. Treasury, corporate, commercial mortgage-backed, and nonredeemable preferred stock portfolios. The contributions by individual sectors to the fixed-income portfolio change in net unrealized gains are discussed below. The net unrealized gains in our common stock portfolio increased $78.6 million and decreased $8.0 million since June 30, 2014 and December 31, 2014, respectively, reflecting the returns in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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
For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary if we do not have the intent to sell the investments, and it is more likely than not that we will not be required to sell the investments prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions when: (i) we are able to objectively determine that the loss is other-than-temporary, or (ii) the security has been in such a loss position for three consecutive quarters.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2015
Common equities	$1.7	$0	$1.7	$9.6	$(0.2)	$9.4
Total portfolio	$1.7	$0	$1.7	$9.6	$(0.2)	$9.4
2014
Common equities	$0	$0	$0	$0	$0	$0
Total portfolio	$0	$0	$0	$0	$0	$0
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2015, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$5,455.6	$61.7	$0	$0	$0	$0
Unrealized loss for 12 months or greater	1,470.5	33.5	0	0	0	0
Total	$6,926.1	$95.2	$0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$128.9	$9.5	$1.8	$0.3	$0.1	$0
Unrealized loss for 12 months or greater	0.5	0.1	0	0	0	0
Total	$129.4	$9.6	$1.8	$0.3	$0.1	$0
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	June 30, 2015		June 30, 2014		December 31, 2014
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$15,532.0	90.0%	$14,344.0	91.8%	$14,006.7	89.2%
Long term	160.4	0.9	66.2	0.4	43.9	0.3
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	1,525.9	8.9	1,179.7	7.6	1,625.6	10.4
Long term	40.0	0.2	27.4	0.2	22.0	0.1
Total	$17,258.3	100.0%	$15,617.3	100.0%	$15,698.2	100.0%

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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $750.7 million, $630.3 million, and $920.2 million at June 30, 2015 and 2014, and December 31, 2014, respectively.

The increase in the dollar amount of our NRSRO non-investment-grade fixed maturities since June 30, 2014, was primarily due to purchases of corporate debt and residential mortgage-backed securities; our fixed-income portfolio did not have any material credit rating downgrades.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at June 30, 2015, compared to 1.6 years at both June 30, 2014 and December 31, 2014. The increase is primarily the result of including the $1.2 billion of fixed-income securities held by ARX with a duration of 3.7 years at June 30, 2015. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2015	June 30, 2014	December 31, 2014
1 year	31.7%	28.2%	36.1%
2 years	14.9	26.2	19.4
3 years	15.2	18.6	15.0
5 years	27.9	21.9	23.8
10 years	9.5	5.1	5.7
20 years	0.7	NA	NA
30 years	0.1	NA	NA
Total fixed-income portfolio	100.0%	100.0%	100.0%
NA = Not Applicable
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2015	June 30, 2014	December 31, 2014
AAA	40.3%	52.4%	45.5%
AA	15.9	12.9	13.2
A	13.0	8.8	10.2
BBB	20.1	15.8	18.4
Non-investment grade/non-rated[1]	10.7	10.1	12.7
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment grade fixed-income securities based upon our Group I classification represented 6.2% of the total fixed-income portfolio at June 30, 2015, compared to 6.6% at June 30, 2014 and 8.3% at December 31, 2014.

The changes in credit quality profile from June 30, 2014 were the result of a shift in the mix of the investment portfolio in the various credit categories and not due to downgrades in credit quality of the securities we held.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At June 30, 2015, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help minimize this risk. During the first six months of 2015, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $1.6 billion, or 10.9%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2015. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes, interest rate swaps and treasury futures. Although the interest rate swaps and treasury futures are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2015:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,934.1	0.8
Two to five years	6.9	2.8
Five to ten years	103.6	7.3
Total U.S. Treasury Notes	2,044.6	1.1
U.S. Treasury Futures
Two to five years	—	(4.1)
Five to ten years	—	(6.1)
Total U.S. Treasury Futures	—	(5.4)
Interest Rate Swaps
Five to ten years ($750 notional value)	18.6	(7.5)
Total U.S. government obligations	$2,063.2	(1.9)
The interest rate swap positions show a fair value of $18.6 million as they are in an overall asset position, which is fully collateralized by cash payments received from the counterparty. The liability associated with the cash collateral received is reported in the “other liabilities” section of the consolidated balance sheets. The treasury futures show a fair value of zero as they are in an overall liability position of $0.3 million, which is fully funded through collateral payments to the counterparty; the positions are reported in the "other liabilities" section of the consolidated balance sheets. The negative duration of the interest rate swaps and treasury futures is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon on the interest rate swaps and selling treasury futures). In determining duration, we add the interest rate sensitivity of our interest rate swap and treasury futures positions to that of our Treasury holdings, but do not add the notional values of the positions to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$625.3	$(1.4)	9.5%	1.1	A
Alt-A collateralized mortgage obligations	306.6	1.4	4.6	1.2	BBB
Collateralized mortgage obligations	931.9	0	14.1	1.1	A-
Home equity (sub-prime bonds)	960.6	13.5	14.5	<.1	BB+
Residential mortgage-backed securities	1,892.5	13.5	28.6	0.5	BBB
Agency residential pass-through obligations	114.3	(1.7)	1.7	5.5	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,362.9	7.1	35.8	3.0	AA-
Commercial mortgage-backed securities: interest only	197.2	4.7	3.0	2.8	AAA-
Commercial mortgage-backed securities	2,560.1	11.8	38.8	3.0	AA-
Other asset-backed securities:
Automobile	1,001.9	0.9	15.1	1.1	AAA-
Credit card	301.9	0.1	4.6	0.4	AAA
Other[1]	737.7	1.9	11.2	0.8	AA+
Other asset-backed securities	2,041.5	2.9	30.9	0.9	AAA-
Total asset-backed securities	$6,608.4	$26.5	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$428.9	$5.1	9.9%	0.9	A-
Alt-A collateralized mortgage obligations	183.3	3.3	4.2	1.2	BBB+
Collateralized mortgage obligations	612.2	8.4	14.1	1.0	BBB+
Home equity (sub-prime bonds)	723.2	15.0	16.7	<.1	BBB-
Residential mortgage-backed securities	1,335.4	23.4	30.8	0.4	BBB
Agency residential pass-through obligations	0	0	0	na	na
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	1,850.7	37.4	42.8	2.8	AA
Commercial mortgage-backed securities: interest only	168.6	7.5	3.9	2.8	AAA-
Commercial mortgage-backed securities	2,019.3	44.9	46.7	2.8	AA
Other asset-backed securities:
Automobile	381.3	2.5	8.8	1.2	AAA
Credit card	129.3	1.3	3.0	1.2	AAA
Other[1]	462.4	3.2	10.7	1.3	AA+
Other asset-backed securities	973.0	7.0	22.5	1.2	AAA-
Total asset-backed securities	$4,327.7	$75.3	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$499.8	$1.3	8.9%	0.8	A-
Alt-A collateralized mortgage obligations	224.1	2.4	4.0	1.0	BBB
Collateralized mortgage obligations	723.9	3.7	12.9	0.9	BBB+
Home equity (sub-prime bonds)	934.6	20.0	16.7	<0.1	BBB-
Residential mortgage-backed securities	1,658.5	23.7	29.6	0.3	BBB
Agency residential pass-through obligations	0	0	0	na	na
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,139.6	30.3	38.1	3.2	AA-
Commercial mortgage-backed securities: interest only	176.0	6.4	3.1	2.8	AAA-
Commercial mortgage-backed securities	2,315.6	36.7	41.2	3.2	AA-
Other asset-backed securities:
Automobile	815.7	0.6	14.5	0.9	AAA
Credit card	284.2	0.5	5.1	0.8	AAA
Other[1]	538.8	1.9	9.6	1.1	AAA-
Other asset-backed securities	1,638.7	3.0	29.2	0.9	AAA-
Total asset-backed securities	$5,612.8	$63.4	100.0%	1.7	AA-
 na = not applicable
1Includes equipment leases, manufactured housing, and other types of structured debt.

The increase in asset-backed securities during second quarter 2015 was partially due the acquisition of a controlling interest in ARX, which added $324.9 million to total asset-backed securities, including $113.7 million to collateralized mortgage obligations, $114.3 to agency residential pass-through obligations (Freddie Mac, Fannie Mae and Ginnie Mae issued) and $96.4 million in commercial mortgage-backed securities. The other asset-backed securities added during the quarter were primarily acquired in our other asset-backed sector and are of high credit quality and generally around one and a half years in duration. This provides the portfolio with a better overall investment yield than our traditional short-term investments without significantly adding credit risk.

Collateralized Mortgage Obligations The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at June 30, 2015, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at June 30, 2015)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$55.7	$9.9	$119.3	$184.9	19.8%
AA	33.9	24.3	1.4	59.6	6.4
A	113.3	88.7	84.1	286.1	30.7
BBB	83.8	91.5	33.4	208.7	22.4
Non-investment grade	100.4	92.2	0	192.6	20.7
Total	$387.1	$306.6	$238.2	$931.9	100.0%
Increase (decrease) in value	(0.4)%	0.5%	(0.2)%	0%

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

The majority of our CMO portfolio is composed of non-agency mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. In this way, we added extra credit support to our position. We chose how much credit support we felt was necessary to attempt to protect our position from potential credit losses. The substantial increase during the quarter in securities insured by a Government Sponsored Entity (GSE) resulted from our acquisition of a controlling interest in ARX.
Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at June 30, 2015, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home Equity Securities (at June 30, 2015)
($ in millions) Rating[1]	Total	% of Total
AAA	$35.1	3.7%
AA	12.8	1.3
A	128.5	13.4
BBB	187.8	19.5
Non-investment grade	596.4	62.1
Total	$960.6	100.0%
Increase (decrease) in value	1.4%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our home equity securities are rated investment-grade and classified as Group II.

We feel that the market for home equity loan-backed bonds continued to trade during the quarter with greater return potential than other sectors with comparable risk characteristics. We look for those securities where we feel there is very low potential for losses for the securities we hold given the substantial credit support.

Commercial Mortgage-Backed Securities The following table details the credit quality rating and fair value of our CMBS bond and IO portfolios:

Commercial Mortgage-Backed Securities (at June 30, 2015)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$470.0	$44.7	$6.1	$10.0	$10.9	$541.7	21.2%
Single-borrower	558.4	326.7	369.3	551.5	15.3	1,821.2	71.1
Total CMBS bonds	1,028.4	371.4	375.4	561.5	26.2	2,362.9	92.3
IO	193.6	0	0	0	3.6	197.2	7.7
Total fair value	$1,222.0	$371.4	$375.4	$561.5	$29.8	$2,560.1	100.0%
% of Total fair value	47.7%	14.5%	14.7%	21.9%	1.2%	100.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our CMBS bonds are rated investment grade and classified as Group II.

We continue to focus on single-borrower CMBS because we believe these transactions provide for the opportunity to select investments based on real estate and underwriting that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting.
With the exception of $187.5 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at June 30, 2015 and 2014, and December 31, 2014, were $3,192.3 million, $2,331.2 million, and $2,139.2 million, respectively, of state and local government obligations. These securities had a duration of 3.5 years at June 30, 2015, compared to 3.2 years at June 30, 2014 and 3.0 years at December 31, 2014; the overall credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had a net unrealized gain of $15.1 million at June 30, 2015, compared to $43.9 million and $43.5 million at June 30, 2014 and December 31, 2014, respectively.

The following table details the credit quality rating of our municipal securities at June 30, 2015, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2015)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$389.3	$507.1	$896.4
AA	463.1	1,171.3	1,634.4
A	8.6	586.2	594.8
BBB	1.2	65.5	66.7
Non-investment grade/non-rated	0	0	0
Total	$862.2	$2,330.1	$3,192.3

Included in revenue bonds were $756.8 million of single family housing revenue bonds issued by state housing finance agencies, of which $445.3 million were supported by individual mortgages held by the state housing finance agencies and $311.5 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

The increase in municipal securities during the second quarter of 2015 was largely the result of our acquisition in ARX, which added $653.4 million in security fair value to the category. The $1.2 billion portfolio acquired through ARX is approximately 52% municipal securities, both taxable and tax-free, with the majority tax-free based. The remaining increase during the second quarter to the municipal portfolio was due to opportunistic additions, primarily of revenue bonds.

CORPORATE SECURITIES
Included in our fixed-income securities at June 30, 2015 and 2014, and December 31, 2014, were $3,434.8 million, $2,262.8 million, and $2,836.7 million, respectively, of corporate securities. These securities had a duration of 3.6 years at June 30, 2015, compared to 3.1 years at June 30, 2014 and 3.3 years at December 31, 2014. The overall credit quality rating was BBB at June 30, 2015 and BBB- at June 30, 2014 and December 31, 2014. These securities had net unrealized gains of $0.7 million, $45.1 million, and $22.5 million at June 30, 2015 and 2014, and December 31, 2014, respectively.

Corporate securities increased during the quarter, with $153.0 million of that increase attributable to the addition of the corporate securities within the ARX portfolio. We also acquired corporate securities in the second quarter, which was characterized by a large amount of issuance in the investment-grade market, which led to bonds being sold at attractive levels. The issuance has come at attractive levels in both shorter dated and longer maturities. The high yield market experienced some turbulence towards the end of the second quarter as a combination of large outflows and concerns about Greece and China caused credit spreads to move wider.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at June 30, 2015)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$2.0	$151.2	$732.3	$237.1	$1,122.6
Industrial	0	0	165.5	491.8	199.8	857.1
Communications	0	0	63.2	295.9	64.9	424.0
Financial Services	50.4	29.9	168.8	314.1	171.3	734.5
Agency	44.2	1.3	0	0	0	45.5
Technology	0	37.7	41.0	17.0	0	95.7
Basic Materials	0	0	0	55.8	0	55.8
Energy	3.5	37.8	58.3	0	0	99.6
Total	$98.1	$108.7	$648.0	$1,906.9	$673.1	$3,434.8
At June 30, 2015, we held $605.5 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries, primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at June 30, 2015.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2015, we held $271.7 million in redeemable preferred stocks and $772.3 million in nonredeemable preferred stocks, compared to $287.5 million and $760.2 million, respectively, at June 30, 2014, and $279.2 million and $827.5 million at December 31, 2014.
Our preferred stock portfolio had net unrealized gains of $150.6 million, $271.6 million, and $213.7 million, at June 30, 2015 and 2014, and December 31, 2014, respectively.

Our preferred portfolio had a strong return in the second quarter of 2015. Because of their higher risk, preferred stocks offer a higher yield than the majority of the fixed-income portfolio. We continue to view preferred stocks as an attractive sector and, during the second quarter of 2015, we added selectively as new issues came to the market and as we identified attractive opportunities in the secondary market.

Approximately 68% of our preferred stock securities are fixed-rate securities, and 32% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Of our fixed-rate securities, approximately 97% will convert to floating-rate dividend payments if not called at their initial call date, providing some protection against extension risk in the event the issuer elects not to call such securities at their initial call date.

Our preferred stock portfolio had a duration of 2.1 years at June 30, 2015, compared to 2.3 years at June 30, 2014 and December 31, 2014. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BB+ at June 30, 2015 and 2014, and December 31, 2014. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at June 30, 2015)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$0	$361.8	$273.3	$635.1
Foreign banks	0	44.9	31.9	76.8
Insurance holdings	0	44.5	53.4	97.9
Other financial institutions	10.0	17.4	32.6	60.0
Total financial services	10.0	468.6	391.2	869.8
Industrials	0	71.7	41.3	113.0
Utilities	0	61.2	0	61.2
Total	$10.0	$601.5	$432.5	$1,044.0
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2015, all of our preferred securities continued to pay their dividends in full and on time. Approximately 64% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
We held $85.8 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in the U.K and other European countries. We had no direct exposure to southern European-domiciled companies at June 30, 2015.
Common Equities
Common equities, as reported on the balance sheet, were comprised of the following:

($ in millions)	June 30, 2015		June 30, 2014		December 31, 2014
Indexed common stocks	$2,249.0	88.3%	$2,069.1	86.8%	$2,192.1	87.9%
Managed common stocks	297.5	11.6	312.1	13.1	299.8	12.0
Total common stocks	2,546.5	99.9	2,381.2	99.9	2,491.9	99.9
Other risk investments	0.3	0.1	0.5	0.1	0.4	0.1
Total common equities	$2,546.8	100.0%	$2,381.7	100.0%	$2,492.3	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 707 out of 1,034, or 68%, of the common stocks comprising the Russell 1000 Index at June 30, 2015, which made up 86% of the total market capitalization of the index.
The actively managed common stock portfolio is managed by two external investment managers. At June 30, 2015, the fair value of the actively managed portfolio was $297.5 million, compared to a cost basis of $251.7 million.
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
INTEREST RATE SWAPS
We use interest rate swaps to manage the fixed-income portfolio duration. The $750 million notional value swaps reflected a loss for the first six months of 2015 and 2014, as interest rates fell during each of these periods. The following table summarizes our interest rate swaps activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Date			June 30,
Term	Effective	Maturity	Coupon	2015	2014	2015	2014	2015	2014
Open:
10-year	04/2013	04/2023	Receive variable	$150	$150	$3.1	$(4.0)	$(0.7)	$(7.9)
10-year	04/2013	04/2023	Receive variable	185	185	3.8	(4.9)	(0.8)	(9.6)
10-year	04/2013	04/2023	Receive variable	415	415	8.6	(11.0)	(1.8)	(21.7)
Total interest rate swaps				$750	$750	$15.5	$(19.9)	$(3.3)	$(39.2)

U.S. TREASURY FUTURES
We use treasury futures to manage the fixed-income portfolio duration. The contracts were opened during the second quarter 2015, reflecting a net gain, as rates rose during the period held. We did not hold any treasury futures during 2014. The following table summarizes our treasury futures activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended June 30,		Six Months Ended June 30,
(millions)	Date			June 30,
Term	Effective	Maturity	Bought/Sold	2015	2014	2015	2014	2015	2014
Open:
10-year	06/2015	09/2015	Sold	27.5	0	$(0.1)	$0	$(0.1)	$0
5-year	06/2015	09/2015	Sold	62.5	0	(0.2)	0	(0.2)	0
Total open positions				90.0	0	$(0.3)	$0	$(0.3)	$0
Closed:
10-year	Various	06/2015	Sold	73.0	0	$1.1	$0	$1.1	$0
5-year	Various	06/2015	Sold	253.0	0	1.0	0	1.0	0
Total closed positions				326.0	0	$2.1	$0	$2.1	$0
Total treasury futures				416.0	0	$1.8	$0	$1.8	$0

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
Investment income (interest and dividends, before investment and interest expenses) increased 8% for the first six months of 2015, compared to the same period last year. The increase is primarily the result of an increase in average assets partially offset by a slight decrease in investment yields.

The following summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014
Pretax recurring investment book yield (annualized)	2.4%	2.3%	2.4%	2.4%
Weighted average FTE book yield (annualized)	2.7%	2.6%	2.7%	2.7%
FTE total return:
Fixed-income securities	(0.1)%	1.1%	0.9%	2.4%
Common stocks	0%	4.9%	1.7%	7.2%
Total portfolio	(0.1)%	1.6%	1.0%	3.0%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2015	2014	2015	2014
Fixed-income securities:
U.S. Treasury Notes	0.8%	0.1%	0.8%	0%
Municipal bonds	(0.1)%	1.9%	1.1%	3.8%
Corporate bonds	(0.6)%	1.5%	1.5%	3.0%
Commercial mortgage-backed securities	(0.6)%	1.8%	1.1%	3.6%
Collateralized mortgage obligations	0.4%	0.7%	1.0%	1.8%
Asset-backed securities	0.3%	1.0%	0.7%	1.8%
Agency residential pass-through obligations	(0.9)%	NA	(0.9)%	NA
Agency debt	0.1%	NA	0.1%	NA
Preferred stocks	0%	3.7%	2.2%	9.9%
Common stock portfolios:
Indexed	0.2%	5.2%	2.1%	7.5%
Actively managed	(1.0)%	3.3%	(0.5)%	5.3%
NA = Not Applicable

The return differential in 2015 compared to 2014 is a result of significantly lower equity market returns and the effect of rising interest rates on our fixed-income portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.9 years and 1.6 years at June 30, 2015 and December 31, 2014, respectively. The weighted average beta of the equity portfolio was 1.0 at June 30, 2015 compared to 1.01 at December 31, 2014. Although components of the portfolio have changed, including the addition of the investment securities held by ARX, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
During the second quarter 2015, Progressive acquired a controlling interest in ARX Holding Corp. ARX represented about 4% of our consolidated revenues and about 5% of pre-tax income for the second quarter 2015 and accounted for about 6% of total assets as of June 30, 2015. We are currently working to incorporate ARX and its subsidiaries into our evaluation of internal controls over financial reporting, and plan to have them fully incorporated by June 30, 2016.
Other than the acquisition mentioned above, we are not aware of any material change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2015. There have been no material changes in the risk factors that were discussed in these two reports.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2015 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	650,246	$26.73	58,111,671	16,888,329
May	684,628	27.07	58,796,299	16,203,701
June	228,362	27.59	59,024,661	15,975,339
Total	1,563,236	$27.00
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2015, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.
Item 5. Other Information.
I. GRANTS OF PLAN-BASED EQUITY AWARDS

We granted time-based restricted stock awards covering a total of 89,427 common shares to our non-employee directors on May 15, 2015, based on a $27.23 closing price on the date of grant. These awards are scheduled to vest on April 15, 2016, and had an aggregate dollar value of approximately $2.4 million at the date of grant.

We also granted 3,825 time-based restricted stock units and 6,395 performance-based restricted stock units related to insurance growth to one executive officer in connection with his promotion early in the second quarter 2015.  These awards are consistent with the annual time-based and performance-based awards (based on insurance growth) made in March 2015.

II. OTHER
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our second quarter 2015 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 71.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: August 5, 2015	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4
The Company agrees, upon request, to furnish to the U.S. Securities and Exchange Commission a copy of any instrument authorizing long-term debt that does not authorize debt in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

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