Form 10-Q
period 2015-09-30
PROGRESSIVE CORP/OH/
filed 2015-11-05
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Common Shares, $1.00 par value: 584,544,245 outstanding at September 30, 2015

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2015	2014	% Change	2015	2014	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$5,070.6	$4,540.1	12	$14,732.7	$13,455.9	9
Investment income	117.5	101.7	16	335.9	304.2	10
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(13.6)	(0.1)	NM	(23.2)	(0.1)	NM
Net realized gains (losses) on securities	(2.2)	38.3	(106)	116.4	198.1	(41)
Total net realized gains (losses) on securities	(15.8)	38.2	(141)	93.2	198.0	(53)
Fees and other revenues	79.3	75.9	4	227.9	223.1	2
Service revenues	23.1	15.0	54	63.6	38.8	64
Gains (losses) on extinguishment of debt	(0.9)	(4.8)	(81)	(0.9)	(4.8)	(81)
Total revenues	5,273.8	4,766.1	11	15,452.4	14,215.2	9
Expenses
Losses and loss adjustment expenses	3,654.3	3,291.8	11	10,640.1	9,766.8	9
Policy acquisition costs	423.2	375.2	13	1,219.9	1,119.0	9
Other underwriting expenses	707.5	609.2	16	2,020.3	1,831.3	10
Investment expenses	4.9	3.9	26	15.9	14.0	14
Service expenses	20.4	13.5	51	56.8	36.1	57
Interest expense	34.5	30.7	12	101.9	87.0	17
Total expenses	4,844.8	4,324.3	12	14,054.9	12,854.2	9
Net Income
Income before income taxes	429.0	441.8	(3)	1,397.5	1,361.0	3
Provision for income taxes	142.5	145.7	(2)	446.9	450.2	(1)
Net income	286.5	296.1	(3)	950.6	910.8	4
Net income attributable to noncontrolling interest (NCI), net of tax	8.2	0	NM	13.4	0	NM
Net income attributable to Progressive	$278.3	$296.1	(6)	$937.2	$910.8	3
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Total net unrealized gains (losses) on securities	$(130.1)	$(65.1)	100	$(244.5)	$23.2	NM
Net unrealized gains (losses) on forecasted transactions	(0.4)	(0.7)	(43)	(9.4)	(2.3)	309
Foreign currency translation adjustment	(0.7)	(0.4)	75	(1.2)	0.1	NM
Other comprehensive income (loss)	(131.2)	(66.2)	98	(255.1)	21.0	NM
Other comprehensive (income) loss attributable to NCI	(1.6)	0	NM	1.2	0	NM
Comprehensive income attributable to Progressive	$145.5	$229.9	(37)	$683.3	$931.8	(27)
Computation of Net Income Per Share
Average shares outstanding - Basic	585.2	589.8	(1)	586.1	591.6	(1)
Net effect of dilutive stock-based compensation	3.9	3.9	0	3.7	4.1	(10)
Total equivalent shares - Diluted	589.1	593.7	(1)	589.8	595.7	(1)
Basic: Net income per share	$0.48	$0.50	(5)	$1.60	$1.54	4
Diluted: Net income per share	$0.47	$0.50	(5)	$1.59	$1.53	4
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31, 2014
(millions)	2015	2014
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $15,539.6, $13,090.0, and $13,374.2)	$15,622.1	$13,269.4	$13,549.2
Equity securities:
Nonredeemable preferred stocks (cost: $652.4, $532.8, and $590.4)	775.6	763.3	827.5
Common equities (cost: $1,487.0, $1,278.4, and $1,289.2)	2,483.9	2,379.4	2,492.3
Short-term investments (amortized cost: $2,132.0, $2,671.1, and $2,149.0)	2,132.0	2,671.1	2,149.0
Total investments	21,013.6	19,083.2	19,018.0
Cash	194.5	90.6	108.4
Accrued investment income	103.6	81.9	87.3
Premiums receivable, net of allowance for doubtful accounts of $153.3, $143.6, and $152.2	4,139.8	3,705.6	3,537.5
Reinsurance recoverables, including $46.1, $39.4, and $46.0 on paid losses and loss adjustment expenses	1,415.0	1,165.9	1,231.9
Prepaid reinsurance premiums	221.7	92.3	85.3
Deferred acquisition costs	590.8	488.3	457.2
Property and equipment, net of accumulated depreciation of $758.8, $715.9, and $731.0	1,024.1	954.0	960.6
Goodwill	446.4	1.6	1.6
Intangible assets, net of accumulated amortization of $31.8, $0.6, and $0.6	510.5	11.3	11.3
Other assets	275.0	251.3	288.5
Total assets	$29,935.0	$25,926.0	$25,787.6
Liabilities
Unearned premiums	$6,971.9	$5,777.0	$5,440.1
Loss and loss adjustment expense reserves	9,827.2	8,728.4	8,857.4
Net deferred income taxes	85.7	57.4	98.9
Dividends payable	0	0	404.1
Accounts payable, accrued expenses, and other liabilities	2,431.0	2,263.6	1,893.8
Debt[1]	2,714.3	2,164.3	2,164.7
Total liabilities	22,030.1	18,990.7	18,859.0

Redeemable noncontrolling interest (NCI)	442.9	0	0
Shareholders' Equity
Common Shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 213.0, 208.4, and 209.8)	584.6	589.2	587.8
Paid-in capital	1,197.3	1,169.9	1,184.3
Retained earnings	4,910.9	4,203.5	4,133.4
Accumulated other comprehensive income, net of tax:
Net unrealized gains (losses) on securities	777.4	970.2	1,021.9
Net unrealized gains (losses) on forecasted transactions	(7.9)	1.8	1.5
Foreign currency translation adjustment	(1.5)	0.7	(0.3)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	1.2	0	0
Total accumulated other comprehensive income	769.2	972.7	1,023.1
Total shareholders’ equity	7,462.0	6,935.3	6,928.6
Total liabilities, redeemable NCI, and shareholders’ equity	$29,935.0	$25,926.0	$25,787.6

1Consists of both short-term and long-term debt. See Note 4 - Debt.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Nine months ended September 30,
(millions — except per share amounts)	2015	2014
Common Shares, $1.00 Par Value
Balance, Beginning of period	$587.8	$595.8
Treasury shares purchased	(6.3)	(9.6)
Net restricted equity awards issued/vested/(forfeited)	3.1	3.0
Balance, End of period	$584.6	$589.2
Paid-In Capital
Balance, Beginning of period	$1,184.3	$1,142.0
Tax benefit from vesting of equity-based compensation	15.0	12.8
Treasury shares purchased	(12.9)	(18.7)
Net restricted equity awards (issued)/(vested)/forfeited	(3.1)	(3.0)
Amortization of equity-based compensation	45.9	38.4
Reinvested dividends on restricted stock units	(0.1)	(1.6)
Adjustment to carrying amount of noncontrolling interest	(31.8)	0
Balance, End of period	$1,197.3	$1,169.9
Retained Earnings
Balance, Beginning of period	$4,133.4	$3,500.0
Net income attributable to Progressive	937.2	910.8
Treasury shares purchased	(155.7)	(206.4)
Cash dividends declared on common shares	0	1.1
Reinvested dividends on restricted stock units	0.1	1.6
Other, net	(4.1)	(3.6)
Balance, End of period	$4,910.9	$4,203.5
Accumulated Other Comprehensive Income, Net of Tax
Balance, Beginning of period	$1,023.1	$951.7
Attributable to noncontrolling interest	1.2	0
Other comprehensive income (loss)	(255.1)	21.0
Balance, End of period	$769.2	$972.7
Total Shareholders’ Equity	$7,462.0	$6,935.3
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Nine months ended September 30,	2015	2014
Cash Flows From Operating Activities
Net income	$950.6	$910.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76.1	71.8
Amortization of intangible assets	31.2	0
Amortization of fixed-income securities	71.2	59.5
Amortization of equity-based compensation	45.9	38.4
Net realized (gains) losses on securities	(93.2)	(198.0)
Net (gains) losses on disposition of property and equipment	0.5	4.2
(Gains) losses on extinguishment of debt	0.9	4.8
Changes in:
Premiums receivable	(573.2)	(394.9)
Reinsurance recoverables	(128.8)	(75.7)
Prepaid reinsurance premiums	10.1	(17.4)
Deferred acquisition costs	(69.0)	(40.7)
Income taxes	(92.1)	82.1
Unearned premiums	982.7	602.4
Loss and loss adjustment expense reserves	705.8	248.7
Accounts payable, accrued expenses, and other liabilities	218.7	333.1
Other, net	22.1	28.4
Net cash provided by operating activities	2,159.5	1,657.5
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(7,106.7)	(5,774.5)
Equity securities	(461.3)	(250.7)
Sales:
Fixed maturities	3,639.8	4,342.0
Equity securities	251.8	500.2
Maturities, paydowns, calls, and other:
Fixed maturities	2,469.4	1,714.5
Equity securities	12.0	14.2
Net sales (purchases) of short-term investments	60.4	(1,397.9)
Net unsettled security transactions	118.6	96.7
Purchases of property and equipment	(86.6)	(73.6)
Acquisition of ARX Holding Corp., net of cash acquired	(752.7)	0
Acquisition of additional shares of ARX Holding Corp.	(12.6)	0
Sales of property and equipment	8.7	4.5
Net cash used in investing activities	(1,859.2)	(824.6)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	15.0	12.8
Proceeds from debt issuance	382.0	344.7
Payment of debt	(13.6)	0
Reacquisition of debt	(18.4)	(48.9)
Dividends paid to shareholders[1]	(403.6)	(892.6)
Acquisition of treasury shares	(174.9)	(234.7)
Net cash used in financing activities	(213.5)	(818.7)
Effect of exchange rate changes on cash	(0.7)	1.3
Increase in cash	86.1	15.5
Cash, January 1	108.4	75.1
Cash, September 30	$194.5	$90.6
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The consolidated financial statements include the accounts of The Progressive Corporation, its subsidiaries, a mutual insurance company affiliate, and a limited partnership investment affiliate. During the second quarter 2015, Progressive acquired a controlling interest in ARX Holding Corp. (ARX), which wholly owns or controls insurance and non-insurance subsidiaries and affiliates. As of September 30, 2015, Progressive owns 69.1% of the outstanding capital stock of ARX. All of Progressive's other subsidiaries and affiliates are wholly owned or controlled.
Beginning April 1, 2015, we consolidated 100% of ARX's financial information into our results of operations, financial condition, and cash flows. The minority shareholders of ARX retain a 30.9% interest in the operating results of ARX. These interests are reflected in our comprehensive income statements as "Net income/Other comprehensive income attributable to noncontrolling interest (NCI)."
As part of a related stockholders' agreement, Progressive has the ability to "call" the remaining outstanding shares to achieve 100% ownership in ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive by that date. Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest as mezzanine equity on our consolidated balance sheets. The redeemable noncontrolling interest was initially recorded at fair value of $411.5 million, representing the minority shares at the net acquisition price adjusted for the fair value of the put and call rights. The value of the put and call rights on the acquisition date was based on an internally developed modified binomial model. Subsequent changes to the redeemable noncontrolling interest are based on the maximum redemption value at the end of the reporting period, as determined in accordance with the stockholders' agreement.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2015, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Included in other assets in the consolidated balance sheets are properties that are considered "held for sale." The fair value of these properties, less the estimated cost to sell them, was $8.7 million at September 30, 2015 and December 31, 2014, and $13.4 million at September 30, 2014.

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
The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio:

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2015
Fixed maturities:
U.S. government obligations	$2,028.2	$10.1	$0	$0	$2,038.3	9.7%
State and local government obligations	3,025.0	47.1	(4.2)	0	3,067.9	14.6
Foreign government obligations	19.3	0	0	0	19.3	0.1
Corporate debt securities	3,797.4	23.4	(21.4)	0.1	3,799.5	18.1
Residential mortgage-backed securities	1,801.8	26.2	(18.4)	(0.2)	1,809.4	8.6
Agency residential pass-through obligations	112.2	0.1	(0.4)	0	111.9	0.5
Commercial mortgage-backed securities	2,641.4	31.1	(9.3)	0.4	2,663.6	12.7
Other asset-backed securities	1,859.3	4.1	(1.5)	0.5	1,862.4	8.9
Redeemable preferred stocks	255.0	17.6	(22.8)	0	249.8	1.2
Total fixed maturities	15,539.6	159.7	(78.0)	0.8	15,622.1	74.4
Equity securities:
Nonredeemable preferred stocks	652.4	138.3	(14.8)	(0.3)	775.6	3.7
Common equities	1,487.0	1,031.9	(35.0)	0	2,483.9	11.8
Short-term investments	2,132.0	0	0	0	2,132.0	10.1
Total portfolio[2,3]	$19,811.0	$1,329.9	$(127.8)	$0.5	$21,013.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2014
Fixed maturities:
U.S. government obligations	$3,033.2	$33.6	$(3.9)	$0	$3,062.9	16.0%
State and local government obligations	2,124.2	49.5	(0.9)	0	2,172.8	11.4
Foreign government obligations	20.2	0	0	0	20.2	0.1
Corporate debt securities	2,501.8	30.7	(13.1)	(0.3)	2,519.1	13.2
Residential mortgage-backed securities	1,460.6	36.9	(10.1)	(0.9)	1,486.5	7.8
Commercial mortgage-backed securities	2,143.8	33.8	(5.1)	0	2,172.5	11.4
Other asset-backed securities	1,546.0	5.0	(0.6)	0.2	1,550.6	8.1
Redeemable preferred stocks	260.2	28.8	(4.2)	0	284.8	1.5
Total fixed maturities	13,090.0	218.3	(37.9)	(1.0)	13,269.4	69.5
Equity securities:
Nonredeemable preferred stocks	532.8	218.4	(7.2)	19.3	763.3	4.0
Common equities	1,278.4	1,107.7	(6.7)	0	2,379.4	12.5
Short-term investments	2,671.1	0	0	0	2,671.1	14.0
Total portfolio[2,3]	$17,572.3	$1,544.4	$(51.8)	$18.3	$19,083.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Realized Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2014
Fixed maturities:
U.S. government obligations	$2,641.1	$27.3	$(1.3)	$0	$2,667.1	14.0%
State and local government obligations	2,095.7	44.6	(1.1)	0	2,139.2	11.2
Foreign government obligations	14.2	0	0	0	14.2	0.1
Corporate debt securities	2,813.9	32.9	(10.4)	0.3	2,836.7	14.9
Residential mortgage-backed securities	1,635.5	34.5	(10.8)	(0.7)	1,658.5	8.7
Commercial mortgage-backed securities	2,278.7	39.3	(2.6)	0.2	2,315.6	12.2
Other asset-backed securities	1,634.9	3.8	(0.8)	0.8	1,638.7	8.6
Redeemable preferred stocks	260.2	24.7	(5.7)	0	279.2	1.5
Total fixed maturities	13,374.2	207.1	(32.7)	0.6	13,549.2	71.2
Equity securities:
Nonredeemable preferred stocks	590.4	201.1	(6.4)	42.4	827.5	4.4
Common equities	1,289.2	1,213.2	(10.1)	0	2,492.3	13.1
Short-term investments	2,149.0	0	0	0	2,149.0	11.3
Total portfolio[2,3]	$17,402.8	$1,621.4	$(49.2)	$43.0	$19,018.0	100.0%

1Represents net holding period gains (losses) on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2015, $149.9 million was included in "other liabilities," compared to $158.0 million and $31.3 million at September 30, 2014 and December 31, 2014, respectively.
3The total fair value of the portfolio at September 30, 2015 and 2014, and December 31, 2014 included $1.0 billion, $1.3 billion, and $1.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not hold any repurchase transactions where we lent collateral at September 30, 2015, September 30, 2014, or December 31, 2014. To the extent our repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.
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

We had no open reverse repurchase commitments at September 30, 2015, September 30, 2014, or December 31, 2014. For the nine months ended September 30, 2015, our largest outstanding balance of reverse repurchase commitments was $275.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $129.7 million over a period of 37 days.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31, 2014
(millions)	2015	2014
Fixed maturities:
Corporate debt securities	$89.4	$138.5	$139.8
Residential mortgage-backed securities	117.7	116.8	120.7
Commercial mortgage-backed securities	17.7	0	31.2
Other asset-backed securities	11.9	13.5	13.7
Total fixed maturities	236.7	268.8	305.4
Equity securities:
Nonredeemable preferred stocks	54.1	93.4	122.3
Total hybrid securities	$290.8	$362.2	$427.7
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $3.3 million as of September 30, 2015, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
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
The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks with fixed-rate coupons that have call features, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. In the second quarter 2015, we acquired a controlling interest in ARX Holding Corp. and transferred our previous 5% preferred stock investment in ARX to a component of our total ownership interest (see Note 15 – Acquisition for further discussion). This transfer was offset by purchases of new hybrid securities since September 30, 2014.
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2015, was:

(millions)	Cost	Fair Value
Less than one year	$4,699.3	$4,717.3
One to five years	6,826.1	6,855.9
Five to ten years	3,843.8	3,871.0
Ten years or greater	170.4	177.9
Total	$15,539.6	$15,622.1

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.

Gross Unrealized Losses As of September 30, 2015, we had $92.8 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $35.0 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 89% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write-down the securities of that issuer. The remaining 11% of our common stocks were part of a managed equity strategy selected and administered by external investment advisors. If our review of loss position securities indicates there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2015
Fixed maturities:
U.S. government obligations	0	$0	$0	0	$0	$0	0	$0	$0
State and local government obligations	349	637.1	(4.2)	328	551.4	(3.7)	21	85.7	(0.5)
Corporate debt securities	140	1,596.5	(21.4)	125	1,292.1	(15.7)	15	304.4	(5.7)
Residential mortgage-backed securities	141	1,205.9	(18.4)	76	535.8	(4.1)	65	670.1	(14.3)
Agency residential pass-through obligations	54	67.6	(0.4)	54	67.6	(0.4)	0	0	0
Commercial mortgage-backed securities	127	1,100.0	(9.3)	99	813.8	(7.6)	28	286.2	(1.7)
Other asset-backed securities	60	845.5	(1.5)	53	764.0	(0.9)	7	81.5	(0.6)
Redeemable preferred stocks	9	214.8	(22.8)	6	121.8	(7.1)	3	93.0	(15.7)
Total fixed maturities	880	5,667.4	(78.0)	741	4,146.5	(39.5)	139	1,520.9	(38.5)
Equity securities:
Nonredeemable preferred stocks	14	376.9	(14.8)	9	197.6	(2.5)	5	179.3	(12.3)
Common equities	136	211.6	(35.0)	132	209.1	(34.4)	4	2.5	(0.6)
Total equity securities	150	588.5	(49.8)	141	406.7	(36.9)	9	181.8	(12.9)
Total portfolio	1,030	$6,255.9	$(127.8)	882	$4,553.2	$(76.4)	148	$1,702.7	$(51.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2014
Fixed maturities:
U.S. government obligations	19	$627.0	$(3.9)	9	$211.0	$(0.7)	10	$416.0	$(3.2)
State and local government obligations	31	181.8	(0.9)	11	89.7	(0.1)	20	92.1	(0.8)
Corporate debt securities	50	891.4	(13.1)	42	744.5	(9.7)	8	146.9	(3.4)
Residential mortgage-backed securities	62	725.8	(10.1)	24	290.5	(1.8)	38	435.3	(8.3)
Agency residential pass-through obligations	0	0	0	0	0	0	0	0	0
Commercial mortgage-backed securities	72	894.5	(5.1)	61	787.3	(2.9)	11	107.2	(2.2)
Other asset-backed securities	38	650.8	(0.6)	36	624.7	(0.4)	2	26.1	(0.2)
Redeemable preferred stocks	2	70.5	(4.2)	0	0	0	2	70.5	(4.2)
Total fixed maturities	274	4,041.8	(37.9)	183	2,747.7	(15.6)	91	1,294.1	(22.3)
Equity securities:
Nonredeemable preferred stocks	7	206.3	(7.2)	4	118.6	(4.0)	3	87.7	(3.2)
Common equities	39	57.5	(6.7)	37	45.7	(5.4)	2	11.8	(1.3)
Total equity securities	46	263.8	(13.9)	41	164.3	(9.4)	5	99.5	(4.5)
Total portfolio	320	$4,305.6	$(51.8)	224	$2,912.0	$(25.0)	96	$1,393.6	$(26.8)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2014
Fixed maturities:
U.S. government obligations	11	$428.2	$(1.3)	5	$150.7	$(0.3)	6	$277.5	$(1.0)
State and local government obligations	46	234.2	(1.1)	28	177.9	(0.4)	18	56.3	(0.7)
Corporate debt securities	53	843.2	(10.4)	43	647.5	(6.1)	10	195.7	(4.3)
Residential mortgage-backed securities	70	844.2	(10.8)	33	465.2	(3.1)	37	379.0	(7.7)
Agency residential pass-through obligations	0	0	0	0	0	0	0	0	0
Commercial mortgage-backed securities	63	723.4	(2.6)	54	667.5	(1.4)	9	55.9	(1.2)
Other asset-backed securities	44	741.8	(0.8)	42	715.7	(0.7)	2	26.1	(0.1)
Redeemable preferred stocks	3	103.0	(5.7)	1	33.0	(1.0)	2	70.0	(4.7)
Total fixed maturities	290	3,918.0	(32.7)	206	2,857.5	(13.0)	84	1,060.5	(19.7)
Equity securities:
Nonredeemable preferred stocks	8	231.4	(6.4)	5	143.2	(3.6)	3	88.2	(2.8)
Common equities	20	68.4	(10.1)	19	61.8	(9.6)	1	6.6	(0.5)
Total equity securities	28	299.8	(16.5)	24	205.0	(13.2)	4	94.8	(3.3)
Total portfolio	318	$4,217.8	$(49.2)	230	$3,062.5	$(26.2)	88	$1,155.3	$(23.0)

Since both September 30, 2014 and December 31, 2014, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily reflecting 460 securities added to the portfolio as a result of our acquisition of a controlling interest in ARX during the second quarter 2015, and reflect declines in the prices of these securities since the acquisition date averaging approximately 0.6% of their total cost. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at September 30, 2015 in the table above are current with respect to required principal and interest payments. Since December 31, 2014, our nonredeemable preferred stocks with unrealized losses increased to 14 securities, averaging approximately 4% of their total cost. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio also increased during the first nine months of 2015. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	September 30,		December 31, 2014
(millions)	2015	2014
Fixed maturities:
Residential mortgage-backed securities	$(43.3)	$(44.1)	$(44.1)
Commercial mortgage-backed securities	(0.6)	(0.6)	(0.6)
Total fixed maturities	$(43.9)	$(44.7)	$(44.7)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2015 and 2014, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2015	$14.0	$0.4	$14.4
Reductions for securities sold/matured	(1.4)	0	(1.4)
Change in recoveries of future cash flows expected to be collected[1]	(1.7)	0	(1.7)
Balance at September 30, 2015	$10.9	$0.4	$11.3

	Nine Months Ended September 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2014	$12.7	$0.4	$13.1
Reductions for securities sold/matured	(1.4)	0	(1.4)
Change in recoveries of future cash flows expected to be collected[1]	(0.4)	0	(0.4)
Balance at September 30, 2015	$10.9	$0.4	$11.3

	Three Months Ended September 30, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2014	$13.0	$0.4	$13.4
Reductions for securities sold/matured	(0.1)	0	(0.1)
Change in recoveries of future cash flows expected to be collected[1]	0.1	0	0.1
Balance at September 30, 2014	$13.0	$0.4	$13.4

	Nine Months Ended September 30, 2014
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2013	$19.2	$0.4	$19.6
Reductions for securities sold/matured	(0.1)	0	(0.1)
Change in recoveries of future cash flows expected to be collected[1]	(6.1)	0	(6.1)
Balance at September 30, 2014	$13.0	$0.4	$13.4
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down. We did not have any credit impairment write-downs for the nine months ended September 30, 2015 or 2014.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2015	2014	2015	2014
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$2.7	$2.5	$17.1	$13.2
State and local government obligations	0.5	3.8	0.5	8.2
Corporate and other debt securities	3.2	0.9	19.1	33.8
Residential mortgage-backed securities	4.4	0.2	4.6	2.2
Commercial mortgage-backed securities	0.9	5.2	15.3	14.8
Redeemable preferred stocks	0	2.3	0.1	2.7
Total fixed maturities	11.7	14.9	56.7	74.9
Equity securities:
Nonredeemable preferred stocks	3.7	20.9	53.9	80.0
Common equities	13.2	4.6	43.7	97.0
Subtotal gross realized gains on security sales	28.6	40.4	154.3	251.9
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	0	(1.3)	(0.9)	(6.4)
State and local government obligations	(0.1)	(0.3)	(0.1)	(0.5)
Corporate and other debt securities	(0.9)	0	(2.2)	(2.3)
Residential mortgage-backed securities	0	0	0	(0.2)
Commercial mortgage-backed securities	(0.1)	(1.4)	(1.1)	(8.2)
Redeemable preferred stocks	0	0	0	(3.2)
Total fixed maturities	(1.1)	(3.0)	(4.3)	(20.8)
Equity securities:
Nonredeemable preferred stocks	(0.1)	0	(1.5)	0
Common equities	(0.8)	0	(1.5)	(3.4)
Subtotal gross realized losses on security sales	(2.0)	(3.0)	(7.3)	(24.2)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	2.7	1.2	16.2	6.8
State and local government obligations	0.4	3.5	0.4	7.7
Corporate and other debt securities	2.3	0.9	16.9	31.5
Residential mortgage-backed securities	4.4	0.2	4.6	2.0
Commercial mortgage-backed securities	0.8	3.8	14.2	6.6
Redeemable preferred stocks	0	2.3	0.1	(0.5)
Total fixed maturities	10.6	11.9	52.4	54.1
Equity securities:
Nonredeemable preferred stocks	3.6	20.9	52.4	80.0
Common equities	12.4	4.6	42.2	93.6
Subtotal net realized gains (losses) on security sales	26.6	37.4	147.0	227.7
Other-than-temporary impairment losses
Equity securities:
Common equities	(13.6)	(0.1)	(23.0)	(0.1)
Subtotal other-than-temporary impairment losses	(13.6)	(0.1)	(23.0)	(0.1)
Other gains (losses)
Hybrid securities	(1.3)	(1.8)	(1.9)	5.7
Derivative instruments	(27.7)	(0.7)	(29.2)	(39.9)
Litigation settlements	0.2	3.4	0.3	4.6
Subtotal other gains (losses)	(28.8)	0.9	(30.8)	(29.6)
Total net realized gains (losses) on securities	$(15.8)	$38.2	$93.2	$198.0
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

Net Investment Income  The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2015	2014	2015	2014
Fixed maturities:
U.S. government obligations	$6.2	$11.3	$22.5	$36.3
State and local government obligations	16.9	12.8	45.0	38.2
Foreign government obligations	0.1	0.1	0.3	0.3
Corporate debt securities	28.0	19.5	75.1	60.3
Residential mortgage-backed securities	13.5	11.3	39.5	32.5
Agency residential pass-through obligations	0.7	0	1.4	0
Commercial mortgage-backed securities	18.3	16.5	54.0	49.2
Other asset-backed securities	5.7	4.2	16.2	12.1
Redeemable preferred stocks	3.7	3.7	11.3	11.7
Total fixed maturities	93.1	79.4	265.3	240.6
Equity securities:
Nonredeemable preferred stocks	11.0	9.4	32.4	28.6
Common equities	12.7	12.5	36.7	34.1
Short-term investments	0.7	0.4	1.5	0.9
Investment income	117.5	101.7	335.9	304.2
Investment expenses	(4.9)	(3.9)	(15.9)	(14.0)
Net investment income	$112.6	$97.8	$320.0	$290.2

Trading Securities At September 30, 2015 and 2014, and December 31, 2014, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2015 and 2014.
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

The following table shows the status of our derivative instruments at September 30, 2015 and 2014, and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended		Nine Months Ended
	September 30,		Dec. 31,			September 30,		Dec. 31,	September 30,		September 30,
Derivatives designated as:	2015	2014	2014	Purpose	Classification	2015	2014	2014	2015	2014	2015	2014
Hedging instruments
Closed:
Ineffective cash flow hedge	$18	$44	$44	Manage interest rate risk	NA	$0	$0	$0	$0.2	$0.5	$0.2	$0.5
Non-hedging instruments
Assets:
Interest rate swaps	0	750	750	Manage portfolio duration	Investments— fixed maturities	0	37.0	15.8	0	(1.2)	0	(40.4)
Liabilities:
Interest rate swaps	750	0	0	Manage portfolio duration	Other liabilities	(6.3)	0	0	(27.9)	0	(31.2)	0
Closed:
U.S. Treasury Note futures	505	0	0	Manage portfolio duration	NA	0	0	0	0	0	1.8	0
Total	NA	NA	NA			$(6.3)	$37.0	$15.8	$(27.7)	$(0.7)	$(29.2)	$(39.9)
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
NA= Not Applicable
CASH FLOW HEDGES
We entered into forecasted debt issuance hedges to hedge against a possible rise in interest rates in conjunction with the $400 million of 3.70% Senior Notes issued in January 2015 and the $350 million of 4.35% Senior Notes issued in April 2014. Upon issuance, we closed these hedges and recognized, as part of accumulated other comprehensive income, a pretax loss of $12.9 million in January 2015 and of $1.6 million in April 2014.
Our ineffective cash flow hedge, which is reflected in the table above, resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2015 and 2014, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities.
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts primarily to manage the fixed-income portfolio duration. At September 30, 2015 and 2014, and December 31, 2014, we held interest rate swap positions for which we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As interest rates fell during 2015, we recorded a fair value loss on our interest rate swap positions at September 30, 2015; the total fair value decline year to date was $22.1 million.
During the second quarter 2015, we entered into U.S. treasury futures by selling contracts and we recognized a net realized gain of $1.8 million for the nine months ended September 30, 2015; all positions were closed at the end of the third quarter. The net realized gain was the result of overall rising interest rates during the period that the contracts were held.

As of September 30, 2015, the balance of the cash collateral that we delivered to the applicable counterparties on the interest rate swaps was $9.6 million. As of September 30, 2014 and December 31, 2014, the balance of the cash collateral that we had received from the applicable counterparties on the interest rate swap positions was $31.8 million and $16.1 million, respectively.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2015
Fixed maturities:
U.S. government obligations	$2,038.3	$0	$0	$2,038.3	$2,028.2
State and local government obligations	0	3,067.9	0	3,067.9	3,025.0
Foreign government obligations	19.3	0	0	19.3	19.3
Corporate debt securities	0	3,798.5	1.0	3,799.5	3,797.4
Subtotal	2,057.6	6,866.4	1.0	8,925.0	8,869.9
Asset-backed securities:
Residential mortgage-backed	0	1,809.4	0	1,809.4	1,801.8
Agency residential pass-through obligations	0	111.9	0	111.9	112.2
Commercial mortgage-backed	0	2,653.3	10.3	2,663.6	2,641.4
Other asset-backed	0	1,862.4	0	1,862.4	1,859.3
Subtotal asset-backed securities	0	6,437.0	10.3	6,447.3	6,414.7
Redeemable preferred stocks:
Financials	0	88.1	0	88.1	71.8
Utilities	0	56.0	0	56.0	65.1
Industrials	0	105.7	0	105.7	118.1
Subtotal redeemable preferred stocks	0	249.8	0	249.8	255.0
Total fixed maturities	2,057.6	13,553.2	11.3	15,622.1	15,539.6
Equity securities:
Nonredeemable preferred stocks:
Financials	158.7	616.9	0	775.6	652.4
Subtotal nonredeemable preferred stocks	158.7	616.9	0	775.6	652.4
Common equities:
Common stocks	2,483.6	0	0	2,483.6	1,486.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,483.6	0	0.3	2,483.9	1,487.0
Total fixed maturities and equity securities	4,699.9	14,170.1	11.6	18,881.6	17,679.0
Short-term investments	2,007.0	125.0	0	2,132.0	2,132.0
Total portfolio	$6,706.9	$14,295.1	$11.6	$21,013.6	$19,811.0
Debt	$0	$2,727.5	$171.7	$2,899.2	$2,714.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2014
Fixed maturities:
U.S. government obligations	$3,062.9	$0	$0	$3,062.9	$3,033.2
State and local government obligations	0	2,172.8	0	2,172.8	2,124.2
Foreign government obligations	20.2	0	0	20.2	20.2
Corporate debt securities	0	2,519.1	0	2,519.1	2,501.8
Subtotal	3,083.1	4,691.9	0	7,775.0	7,679.4
Asset-backed securities:
Residential mortgage-backed	0	1,486.5	0	1,486.5	1,460.6
Agency residential pass-through obligations	0	0	0	0	0
Commercial mortgage-backed	0	2,160.0	12.5	2,172.5	2,143.8
Other asset-backed	0	1,550.6	0	1,550.6	1,546.0
Subtotal asset-backed securities	0	5,197.1	12.5	5,209.6	5,150.4
Redeemable preferred stocks:
Financials	0	100.3	0	100.3	77.3
Utilities	0	65.3	0	65.3	65.0
Industrials	0	119.2	0	119.2	117.9
Subtotal redeemable preferred stocks	0	284.8	0	284.8	260.2
Total fixed maturities	3,083.1	10,173.8	12.5	13,269.4	13,090.0
Equity securities:
Nonredeemable preferred stocks:
Financials	220.0	496.6	46.7	763.3	532.8
Subtotal nonredeemable preferred stocks	220.0	496.6	46.7	763.3	532.8
Common equities:
Common stocks	2,379.0	0	0	2,379.0	1,278.0
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,379.0	0	0.4	2,379.4	1,278.4
Total fixed maturities and equity securities	5,682.1	10,670.4	59.6	16,412.1	14,901.2
Short-term investments	2,393.7	277.4	0	2,671.1	2,671.1
Total portfolio	$8,075.8	$10,947.8	$59.6	$19,083.2	$17,572.3
Debt	$0	$2,475.1	$0	$2,475.1	$2,164.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2014
Fixed maturities:
U.S. government obligations	$2,667.1	$0	$0	$2,667.1	$2,641.1
State and local government obligations	0	2,139.2	0	2,139.2	2,095.7
Foreign government obligations	14.2	0	0	14.2	14.2
Corporate debt securities	0	2,836.7	0	2,836.7	2,813.9
Subtotal	2,681.3	4,975.9	0	7,657.2	7,564.9
Asset-backed securities:
Residential mortgage-backed	0	1,658.5	0	1,658.5	1,635.5
Agency residential pass-through obligations	0	0	0	0	0
Commercial mortgage-backed	0	2,304.0	11.6	2,315.6	2,278.7
Other asset-backed	0	1,638.7	0	1,638.7	1,634.9
Subtotal asset-backed securities	0	5,601.2	11.6	5,612.8	5,549.1
Redeemable preferred stocks:
Financials	0	97.9	0	97.9	77.3
Utilities	0	65.3	0	65.3	65.0
Industrials	0	116.0	0	116.0	117.9
Subtotal redeemable preferred stocks	0	279.2	0	279.2	260.2
Total fixed maturities	2,681.3	10,856.3	11.6	13,549.2	13,374.2
Equity securities:
Nonredeemable preferred stocks:
Financials	204.1	554.1	69.3	827.5	590.4
Subtotal nonredeemable preferred stocks	204.1	554.1	69.3	827.5	590.4
Common equities:
Common stocks	2,491.9	0	0	2,491.9	1,288.8
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,491.9	0	0.4	2,492.3	1,289.2
Total fixed maturities and equity securities	5,377.3	11,410.4	81.3	16,869.0	15,253.8
Short-term investments	1,937.0	212.0	0	2,149.0	2,149.0
Total portfolio	$7,314.3	$11,622.4	$81.3	$19,018.0	$17,402.8
Debt	$0	$2,527.5	$0	$2,527.5	$2,164.7
Our portfolio valuations, excluding short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during the first nine months of 2015. During the first quarter of 2014, we had two nonredeemable preferred stocks with a value of $41.7 million that were transferred from Level 2 to Level 1 due to the availability of a consistent exchange price; this was the only transfer during 2014. We recognize transfers between levels at the end of the reporting period.
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

At September 30, 2015, vendor-quoted prices represented 47% of our Level 1 classifications (excluding short-term investments), compared to 54% and 50% at September 30, 2014 and December 31, 2014, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. The decline in vendor-quoted Level 1 prices since September 30, 2014 was due to a reduction of U.S. Treasury Notes.
At September 30, 2015 and 2014, and December 31, 2014, vendor-quoted prices comprised 97%, 96%, and 97%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 3%, 4%, and 3%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
To allow us to determine if our initial source is providing a price that is outside of a reasonable range, we review our portfolio pricing on a weekly basis. We frequently challenge prices from our sources when a price provided does not match our expectations based on our evaluation of market trends and activity. Initially, we perform a review of our portfolio by sector to identify securities whose prices appear outside of a reasonable range. We then perform a more detailed review of fair values for securities disclosed as Level 2. We review dealer bids and quotes for these and/or similar securities to determine the market level context for our valuations. We then evaluate inputs relevant for each class of security disclosed in the preceding hierarchy tables.
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

For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes and debentures issued by Progressive (see Note 4-Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market, issuer specific fundamentals, and industry specific economic news as it comes to light.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2015 and 2014, and December 31, 2014, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
At September 30, 2015, our corporate portfolio included two internally priced securities. These securities were priced at cost since we expect them to be fully redeemed by the end of 2015; therefore, any difference between cost and fair value is immaterial. At September 30, 2014, we held one private preferred equity security (our 5% equity interest in ARX Holding Corp.) with a value of $46.7 million that was priced internally. The same security had a value of $69.3 million at December 31, 2014. The increase in value was due primarily to a higher price to book ratio multiple included in the terms of the stock purchase agreement we entered into during December 2014 to purchase a majority interest in ARX Holding Corp. This was the only internally-priced security in the portfolio at both September 30, 2014 and December 31, 2014.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2015 or 2014, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2015 and 2014:

	Level 3 Fair Value
	Three Months Ended September 30, 2015
(millions)	Fair Value at June 30, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2015
Fixed maturities:
Corporate debt securities	$1.0	$0	$0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Residential mortgage-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	10.9	(0.4)	0	0	0	(0.2)	0	10.3
Total fixed maturities	11.9	(0.4)	0	0	0	(0.2)	0	11.3
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$12.2	$(0.4)	$0	$0	$0	$(0.2)	$0	$11.6

	Level 3 Fair Value
	Nine Months Ended September 30, 2015
(millions)	Fair Value at Dec. 31, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2015
Fixed maturities:
Corporate debt securities	$0	$0	$1.0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Residential mortgage-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	11.6	(1.0)	0	0	0	(0.3)	0	10.3
Total fixed maturities	11.6	(1.0)	1.0	0	0	(0.3)	0	11.3
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.3	0	0	0	(39.4)	(1.4)	(28.5)	0
Common equities:
Other risk investments	0.4	0	0	0	0	(0.1)	0	0.3
Total Level 3 securities	$81.3	$(1.0)	$1.0	$0	$(39.4)	$(1.8)	$(28.5)	$11.6
1The $69.3 million decrease during the year reflects the reclassification of our 5% interest in ARX Holding Corp. upon acquisition of a controlling interest in ARX. The $39.4 million reflects our inception-to-date gain recognized, including the $1.4 million reduction in valuation that occurred during the first six months of 2015.

	Level 3 Fair Value
	Three Months Ended September 30, 2014
(millions)	Fair Value at June 30, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)[1]	Fair Value at September 30, 2014
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Residential mortgage-backed	0	0	0	0	0	0	0	0
Commercial mortgage-backed	27.6	(1.2)	0	0	0	(0.3)	(13.6)	12.5
Total fixed maturities	27.6	(1.2)	0	0	0	(0.3)	(13.6)	12.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	43.8	0	0	0	0	2.9	0	46.7
Common equities:
Other risk investments	0.5	(0.1)	0	0	0	0	0	0.4
Total Level 3 securities	$71.9	$(1.3)	$0	$0	$0	$2.6	$(13.6)	$59.6
1The $13.6 million was transferred out of Level 3 and into Level 2 due to an improvement in the security's underlying collateral and an increase in liquidity and market activity in comparable securities.
2The $2.9 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

	Level 3 Fair Value
	Nine Months Ended September 30, 2014
(millions)	Fair Value at Dec. 31, 2013	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)[1]	Fair Value at September 30, 2014
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Residential mortgage-backed	0.2	0	0	(0.1)	0.1	(0.2)	0	0
Commercial mortgage-backed	29.0	(3.0)	0	0	0	0.1	(13.6)	12.5
Total fixed maturities	29.2	(3.0)	0	(0.1)	0.1	(0.1)	(13.6)	12.5
Equity securities:
Nonredeemable preferred stocks:
Financials[2]	39.0	0	0	0	0	7.7	0	46.7
Common equities:
Other risk investments	0.5	(0.1)	0	0	0	0	0	0.4
Total Level 3 securities	$68.7	$(3.1)	$0	$(0.1)	$0.1	$7.6	$(13.6)	$59.6
1The $13.6 million was transferred out of Level 3 and into Level 2 due to an improvement in the security's underlying collateral and an increase in liquidity and market activity in comparable securities.
2The $7.7 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2015 and 2014, and December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$10.3	External vendor	Prepayment rate[1]	0
Total fixed maturities	10.3
Equity securities:
Nonredeemable preferred stocks:
Financials	0	NA	NA	NA
Subtotal Level 3 securities	10.3
Pricing exemption securities[2]	1.3
Total Level 3 securities	$11.6
NA = Not Applicable. We did not hold any nonredeemable preferred stock Level 3 securities at September 30, 2015.

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$12.5	External vendor	Prepayment rate[1]	0
Total fixed maturities	12.5
Equity securities:
Nonredeemable preferred stocks:
Financials	46.7	Multiple of tangible net book value	Price to book ratio multiple	1.9
Subtotal Level 3 securities	59.2
Pricing exemption securities[2]	0.4
Total Level 3 securities	$59.6

1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2014	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$11.6	External vendor	Prepayment rate[1]	0
Total fixed maturities	11.6
Equity securities:
Nonredeemable preferred stocks:
Financials	69.3	Multiple of tangible net book value	Price to book ratio multiple	2.6
Subtotal Level 3 securities	80.9
Pricing exemption securities[2]	0.4
Total Level 3 securities	$81.3

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
Note 4 Debt — Debt consisted of:

	September 30, 2015		September 30, 2014		December 31, 2014
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.1	$534.5	$497.8	$527.9	$497.8	$535.6
6 5/8% Senior Notes due 2029	295.6	379.5	295.4	390.9	295.5	400.6
6.25% Senior Notes due 2032	394.9	489.3	394.8	510.3	394.8	527.9
4.35% Senior Notes due 2044	346.4	345.7	346.3	352.7	346.3	378.9
3.70% Senior Notes due 2045	395.0	358.0	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	612.6	620.5	630.0	693.3	630.3	684.5
Other debt instruments	171.7	171.7	0	0	0	0
Total	$2,714.3	$2,899.2	$2,164.3	$2,475.1	$2,164.7	$2,527.5

During the third quarter of 2015 and 2014, we repurchased, in the open market, $18.4 million and $44.3 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the amount paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $0.9 million during 2015 and $4.8 million during 2014. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.2 million on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement during 2015 and $0.5 million during 2014.

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

The other debt instruments consist of ARX debt acquired during the second quarter 2015 through Progressive's acquisition of a controlling interest in ARX. In estimating the fair value of the other debt instruments, it was determined that the fair value of these notes is equal to the carrying value, based on the current rates offered for debt of similar maturities and interest rates. At September 30, 2015, the other debt instruments consist of:

Type of debt instrument	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$93.3	December 2018 and 2019
Junior subordinated notes[1]	2	41.3	June 2036 and 2037
Senior notes	4	24.0	Various[2]
Surplus note	1	13.1	November 2021
Total		$171.7
1 ARX issued junior subordinated floating rate notes to trusts established by ARX in connection with issuances of trust preferred securities by the trusts (discussed below).
2 The senior notes mature in May 2033, April 2034, December 2034, and June 2035.

The junior subordinated notes and senior notes have no restrictive financial covenants. The term loans require ARX and its subsidiaries to maintain specified debt leverage and fixed charge coverage ratios, as well as maintain a minimum risk-based capital ratio and minimum financial strength and credit ratings, as provided by A.M. Best Company, Inc. As of September 30, 2015, ARX was in compliance with these covenants. The only restriction on the surplus note is for ARX to maintain at least $50 million of surplus, which it met at September 30, 2015.

Monthly interest and principal payments are made on the term loans, with interest calculated based on the 30-day London Interbank Offered Rate (LIBOR) plus 2.25%. Principal payments of $25.0 million are required to be paid during the next twelve months on these term loans. The term loans are secured by 100% of the outstanding common stock of four subsidiaries of ARX.

Interest on the junior subordinated notes and the senior notes is paid quarterly at a floating rate tied to the three-month LIBOR rate. Principal and interest on the surplus note is payable pursuant to a schedule permitted by the Florida Office of Insurance Regulation, and interest is set quarterly based upon the 10-year U.S. treasury bond rate. Principal payments of $2.2 million are due during the next twelve months on the surplus note.

The junior subordinated notes and senior notes can be redeemed, in whole or in part, at the option of ARX at par, plus accrued and unpaid interest, on any interest payment date.

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts that are 100% owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million in the variable interest entities is reported as a component of "other assets" on our consolidated balance sheets.
During the first quarter 2015, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. The prior line of credit, entered into in the first quarter 2014, has expired. The Line of Credit is on substantially the same terms and conditions as the prior line of credit. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance would need to be repaid on the 30th day after the advance or, if earlier, on April 30, 2016, the expiration date of the Line of Credit. Prepayments are permitted without penalty. All advances under the Line of Credit are subject to PNC's discretion. We had no borrowings under the Line of Credit or the prior line of credit during the first nine months of 2015 or throughout 2014.

Note 5 Income Taxes — At September 30, 2015 and 2014, and December 31, 2014, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

For the three and nine months ended September 30, 2015, the effective tax rate was 33.2% and 32.0%, respectively, compared to 33.0% and 33.1% for the same periods last year. The year-over-year decrease in the effective rate on a year-to-date basis is primarily due to the reversal of approximately $14 million of deferred taxes associated with the appreciation of our previous 5% investment in ARX Holding Corp. as a result of our acquisition of a controlling interest in ARX.

For the nine months ended September 30, 2015, there have been no material changes in our uncertain tax positions.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2015	2014
Income taxes	$513.1	$355.0
Interest	90.3	74.7
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes personal and commercial property insurance for homeowners, other property owners, and renters. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with ASI and unaffiliated insurance companies.
All segment revenues are generated from external customers. We evaluate the profitability of our Property segment based on pretax underwriting profit (loss), which is consistent with our other operating segments. At September 30, 2015, $2.3 billion of assets, including intangible assets, were allocated to the Property segment. We are still in the process of determining the allocation of goodwill to our operating segments. We do not allocate our other assets to operating segments.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,284.6	$169.4	$2,235.2	$147.0	$6,805.5	$535.8	$6,680.7	$468.5
Direct	2,069.5	100.9	1,848.9	107.6	6,056.7	287.2	5,435.1	294.3
Total Personal Lines[1]	4,354.1	270.3	4,084.1	254.6	12,862.2	823.0	12,115.8	762.8
Commercial Lines	511.3	77.8	456.0	85.1	1,467.0	239.5	1,340.1	204.4
Property[2]	205.2	17.2	0	0	403.9	18.2	0	0
Other indemnity	0	(0.4)	0	0.1	(0.4)	(0.4)	0	(5.3)
Total underwriting operations	5,070.6	364.9	4,540.1	339.8	14,732.7	1,080.3	13,455.9	961.9
Fees and other revenues[3]	79.3	NA	75.9	NA	227.9	NA	223.1	NA
Service businesses	23.1	2.7	15.0	1.5	63.6	6.8	38.8	2.7
Investments[4]	101.7	96.8	139.9	136.0	429.1	413.2	502.2	488.2
Gains (losses) on extinguishment of debt	(0.9)	(0.9)	(4.8)	(4.8)	(0.9)	(0.9)	(4.8)	(4.8)
Interest expense	NA	(34.5)	NA	(30.7)	NA	(101.9)	NA	(87.0)
Consolidated total	$5,273.8	$429.0	$4,766.1	$441.8	$15,452.4	$1,397.5	$14,215.2	$1,361.0
NA = Not Applicable
1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned for the three months ended September 30, 2015 and the nine months ended September 30, 2015 and 2014 and accounted for 91% for the three months ended September 30, 2014; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, mobile homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX Holding Corp. For the three months and nine months ended September 30, 2015, amounts include $15.0 million and $30.0 million, respectively, of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX Holding Corp. and, therefore, will not affect the value of the noncontrolling interest.
3Pretax profit (loss) for fees and other revenues is allocated to operating segments.
4Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. Underwriting profitability is calculated by subtracting losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses from the total of net premiums earned and fees and other revenues. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned. Combined ratio is the complement of the underwriting margin. Following are the underwriting margins/combined ratios for our underwriting operations for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	7.4%	92.6	6.6%	93.4	7.9%	92.1	7.0%	93.0
Direct	4.9	95.1	5.8	94.2	4.7	95.3	5.4	94.6
Total Personal Lines	6.2	93.8	6.2	93.8	6.4	93.6	6.3	93.7
Commercial Lines	15.2	84.8	18.6	81.4	16.3	83.7	15.2	84.8
Property[1]	8.4	91.6	0	0	4.5	95.5	0	0
Other indemnity[2]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	7.2%	92.8	7.5%	92.5	7.3%	92.7	7.1%	92.9

1Included in both the three and nine months ended September 30, 2015, is 7.3 points and 7.4 points, respectively, of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp.
2Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be paid shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income (using a 35% tax rate) multiplied by a companywide performance factor (Gainshare factor), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2014, the Board determined the target percentage for 2015 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2014 target percentage. Underwriting income will include the results of ARX and its subsidiaries subsequent to April 1, 2015, the date of acquisition.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although recalibrated every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2015, the Gainshare factor was 1.53. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor. The Gainshare factor excludes the results of our Property business.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be paid under our annual variable dividend policy. For the nine months ended September 30, 2015, our comprehensive income was $683.3 million, which is less than the $702.2 million of after-tax underwriting income for the same period. However, the ultimate decisions on whether or not a dividend will be paid, and the amount of any dividend, are in the discretion of the Board of Directors. If a dividend for 2015 were to be paid, the Board would likely declare the 2015 annual dividend in December 2015, with a record date in early 2016 and payment shortly thereafter.
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

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at June 30, 2015	$1,393.3	$(491.3)	$902.0	$907.5	$(7.5)	$(0.8)	$2.8
Other comprehensive income (loss) before reclassifications:
Investment securities	(190.6)	66.5	(124.1)	(124.1)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	(1.1)	0.4	(0.7)	0	0	(0.7)	0
Loss attributable to noncontrolling interest (NCI)	(2.5)	0.9	(1.6)	0	0	0	(1.6)
Total other comprehensive income (loss) before reclassifications	(194.2)	67.8	(126.4)	(124.1)	0	(0.7)	(1.6)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(13.6)	4.8	(8.8)	(8.8)	0	0	0
Net realized gains (losses) on securities	23.0	(8.1)	14.9	14.8	0.1	0	0
Interest expense	0.4	(0.1)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	9.8	(3.4)	6.4	6.0	0.4	0	0
Total other comprehensive income (loss)	(204.0)	71.2	(132.8)	(130.1)	(0.4)	(0.7)	(1.6)
Balance at September 30, 2015	$1,189.3	$(420.1)	$769.2	$777.4	$(7.9)	$(1.5)	$1.2

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at December 31, 2014	$1,574.0	$(550.9)	$1,023.1	$1,021.9	$1.5	$(0.3)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(252.8)	84.6	(168.2)	(168.2)	0	0	0
Forecasted transactions	(12.8)	4.4	(8.4)	0	(8.4)	0	0
Foreign currency translation adjustment	(2.0)	0.8	(1.2)	0	0	(1.2)	0
Loss attributable to noncontrolling interest (NCI)	1.8	(0.6)	1.2	0	0	0	1.2
Total other comprehensive income (loss) before reclassifications	(265.8)	89.2	(176.6)	(168.2)	(8.4)	(1.2)	1.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(23.2)	8.2	(15.0)	(15.0)	0	0	0
Net realized gains (losses) on securities	140.7	(49.3)	91.4	91.3	0.1	0	0
Interest expense	1.4	(0.5)	0.9	0	0.9	0	0
Total reclassification adjustment for amounts realized in net income	118.9	(41.6)	77.3	76.3	1.0	0	0
Total other comprehensive income (loss)	(384.7)	130.8	(253.9)	(244.5)	(9.4)	(1.2)	1.2
Balance at September 30, 2015	$1,189.3	$(420.1)	$769.2	$777.4	$(7.9)	$(1.5)	$1.2

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at June 30, 2014	$1,598.2	$(559.3)	$1,038.9	$1,035.3	$2.5	$1.1	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(62.5)	21.9	(40.6)	(40.6)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	(0.5)	0.1	(0.4)	0	0	(0.4)	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	(63.0)	22.0	(41.0)	(40.6)	0	(0.4)	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(0.1)	0	(0.1)	(0.1)	0	0	0
Net realized gains (losses) on securities	38.3	(13.4)	24.9	24.6	0.3	0	0
Interest expense	0.5	(0.1)	0.4	0	0.4	0	0
Total reclassification adjustment for amounts realized in net income	38.7	(13.5)	25.2	24.5	0.7	0	0
Total other comprehensive income (loss)	(101.7)	35.5	(66.2)	(65.1)	(0.7)	(0.4)	0
Balance at September 30, 2014	$1,496.5	$(523.8)	$972.7	$970.2	$1.8	$0.7	$0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	Loss attributable to NCI
Balance at December 31, 2013	$1,464.1	$(512.4)	$951.7	$947.0	$4.1	$0.6	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	258.2	(90.3)	167.9	167.9	0	0	0
Forecasted transactions	(1.6)	0.6	(1.0)	0	(1.0)	0	0
Foreign currency translation adjustment	0.3	(0.2)	0.1	0	0	0.1	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	256.9	(89.9)	167.0	167.9	(1.0)	0.1	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(0.1)	0	(0.1)	(0.1)	0	0	0
Net realized gains (losses) on securities	223.1	(78.0)	145.1	144.8	0.3	0	0
Interest expense	1.5	(0.5)	1.0	0	1.0	0	0
Total reclassification adjustment for amounts realized in net income	224.5	(78.5)	146.0	144.7	1.3	0	0
Total other comprehensive income (loss)	32.4	(11.4)	21.0	23.2	(2.3)	0.1	0
Balance at September 30, 2014	$1,496.5	$(523.8)	$972.7	$970.2	$1.8	$0.7	$0

In an effort to manage interest rate risk, we entered into forecasted transactions on each of our outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on these cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify $1.8 million (pretax) into income during the next 12 months, related to net unrealized gains on forecasted transactions.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2015. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our Annual Report to Shareholders for the year ended December 31, 2014, (the "Annual Report to Shareholders"), which is included as Exhibit 13 to our Annual Report on Form 10-K for 2014. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation to our consolidated financial statements in our Annual Report to Shareholders.
Note 11 Commitments and Contingencies — During the first nine months of 2015, the noncancelable operating lease commitments and noncancelable purchase obligations for Progressive have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
During the second quarter 2015, ASI entered into several multiple-layer property catastrophe excess of loss reinsurance contracts with various reinsurers with terms ranging from one to two years. The deposits remaining to be paid on these contracts were $63.6 million as of September 30, 2015. As of September 30, 2015, ARX had no other material lease commitments or noncancelable purchase obligations.
Note 12 Redeemable Noncontrolling Interest - The components of redeemable noncontrolling interest (NCI) at September 30, 2015, were:

($ in millions)
Balance at March 31, 2015	$0
Fair value at date of acquisition	411.5
Net income attributable to NCI	13.4
Other comprehensive loss attributable to NCI	(1.2)
Purchase of shares from NCI	(12.6)
Change in redemption value of NCI	31.8
Balance at September 30, 2015	$442.9

Note 13 New Accounting Standards — In April 2015, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) related to the balance sheet presentation of the cost of issuing debt. This standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. In August 2015, the FASB further amended this ASU to clarify the treatment of debt issuance costs related to lines-of-credit arrangements. Registrants can elect to defer and present debt issuance costs related to a line of credit as an asset and subsequently amortize the costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This ASU, which is required to be applied on a retrospective basis, is effective for fiscal years beginning after December 15, 2015 (2016 for calendar-year companies), with early adoption permitted. We have historically deducted the majority of our debt issuance costs from the carrying value of the debt; therefore, we do not expect this standard to have a significant impact on our financial condition, cash flows, or results of operations.

In April 2015, the FASB issued an ASU to clarify guidance around accounting for fees paid in a cloud computing arrangement. The standard prescribes when a cloud computing arrangement should be treated as software and when it should be treated as a service contract based on whether the arrangement includes a software license. This ASU, which allows for both prospective and retrospective methods of adoption, will be effective for annual periods (including interim periods within those annual periods), beginning after December 15, 2015. We are currently evaluating the impact the guidance will have on our financial statements.

In May 2015, the FASB issued an ASU related to disclosures about short duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity's initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. This standard, which is required to be applied on a retrospective basis, is effective for fiscal years beginning after December 15, 2015 (2016 for calendar-year companies), except for those disclosures that require application only to the current period (e.g., information about significant changes in estimation methodologies and assumptions made in calculating the claim liability for short-duration contracts). Early adoption is permitted. We are currently analyzing the impact of the new disclosures.

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
Note 14 Reclassification — For the periods ended September 30, 2014 and December 31, 2014, we reclassified goodwill and intangible assets out of “other assets” to be reported as separate line items to conform with the current-year presentation. There was no effect on total assets.

Note 15 Acquisition — On April 1, 2015, The Progressive Corporation acquired approximately 63.2% of the outstanding capital stock of ARX Holding Corp. (ARX), the parent company of American Strategic Insurance Corp., other subsidiaries and affiliates (ASI), primarily from non-management shareholders. Later in the second quarter, Progressive purchased an additional 0.9% of ARX capital stock from certain employee shareholders. The total cost to acquire these shares was approximately $890 million and was funded with available cash. Prior to the acquisition, we held a 5% interest in ARX as part of our investment portfolio. During the second quarter 2015, we recognized a $2.0 million loss to reflect the net acquisition cost attributable to this holding. This loss was reported in net realized gains (losses) on securities in the comprehensive income statement. At September 30, 2015, our total ownership interest in ARX was 69.1%.

The property business written by ASI accounted for approximately 4% of our total net premiums written during the third quarter 2015. As part of the acquisition, we recorded approximately $470 million of goodwill. Goodwill was calculated as the excess of the purchase price over the estimated fair values of the assets and liabilities acquired, and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. As a result of the ARX acquisition, we are able to build on the pre-existing relationship we had with ASI to expand on our bundling strategy in the Agency channel.

During the third quarter 2015, we completed our analysis related to the fair value of the loss and loss adjustment expense reserves recorded as of the acquisition date. As a result, we recognized a $42.0 million fair value reduction to loss and loss adjustment expense reserves acquired, and a related $15.5 million fair value increase in state and federal deferred taxes acquired, resulting in a net decrease of $26.5 million to the carrying value of goodwill.

In September 2015, we adopted the newly issued ASU related to Business Combinations, which simplifies the accounting for measurement-period adjustments. As such, we were able to record the goodwill adjustment in our third quarter 2015 financial statements rather than retrospectively adjusting our previously issued financial statements.

As part of the acquisition, we recorded approximately $520 million of other intangible assets; the other intangible assets will be amortized over an average life of about 9 years. The following table reports the intangible assets by asset category as of September 30, 2015:

($ in millions)
Category	Value at Acquisition	Accumulated Amortization	Useful Life
Policies in force	256.2	18.3	7 years
Agency relationships	159.2	5.7	14 years
Software	69.1	4.3	8 years
ASI Trade name	34.8	1.7	10 years
Agent licenses	1.1	0	Indefinite
Total	$520.4	$30.0

Including the adjustment made during the third quarter, all assets and liabilities are recorded at fair value at the date of acquisition. If additional new information is obtained within 12 months from the date of acquisition about facts and circumstances that existed at the acquisition date, we will adjust the amounts previously recorded. For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities carried over and were not recorded at fair value; therefore, no tax-basis goodwill was created.

At the date of acquisition, ARX had total fair value assets of $1.8 billion, including investment securities of $1.2 billion, cash and cash equivalents of $183 million and prepaid reinsurance premiums of $146 million, and fair value liabilities of $1.2 billion, consisting of unearned premiums of $550 million, loss and loss adjustment expense reserves of $264 million, and debt of $185 million. All of ARX's contingencies were recognized as of the acquisition date. Subsequent to the date of acquisition, our consolidated results included total revenue and net income from ARX of $215.5 million and $26.8 million, respectively, for the third quarter 2015, and $423.7 million and $43.5 million, respectively, for the nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the third quarter 2015, The Progressive Corporation’s insurance subsidiaries generated net premiums written and policies in force growth of 14% and 11%, respectively, on a year-over-year basis. Excluding our Property business, our net premiums written and policies in force increased 10% and 3%, respectively. Overall, our net income available to Progressive, which excludes net income attributable to the noncontrolling shareholders of ARX, decreased 6% to $278.3 million, reflecting net realized losses on securities of $15.8 million for the third quarter 2015, compared to realized gains of $38.2 million in the third quarter last year.
Pretax underwriting profitability increased 7% to $364.9 million for the quarter, primarily reflecting earned premium growth. Our investment income of $117.5 million was up 16%, compared to the third quarter 2014, due to both an increase in our average invested assets, which includes the addition of $1.3 billion of fixed-income securities from ARX, and an increase in the book yield resulting from investing in higher yielding assets. Comprehensive income was down 37% compared to the third quarter 2014, due to unrealized losses on investments, reflecting a general decline in the equity markets and a widening of credit spreads on most fixed-maturity securities. During the third quarter, our total capital position (debt plus shareholders' equity) increased $1.1 billion to $10.2 billion, compared to the third quarter last year.
A. Insurance Operations
During the third quarter 2015, we realized an increase in net premiums written of 14% on a companywide basis, compared to the prior year period. Our Agency and Direct Personal Lines businesses increased 4% and 14%, respectively, and our Commercial Lines business grew 20%. For the third quarter 2015, our Property business generated $223.6 million of net premiums written.
To analyze growth in our vehicle businesses, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.
For the third quarter, on a year-over-year basis, written premium per policy increased across all of our vehicle businesses: 4% in both our Agency and Direct auto businesses, 9% in our Commercial Lines business, and 2% for our special lines products. The increases resulted from both rate changes and shifts in our mix of business. Overall, our filed rates are up slightly year-over-year. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs and react quickly as we recognize loss cost trends at the state level.
Personal Lines new applications for the third quarter increased 10%, compared to the same period last year. Agency and Direct auto new applications increased 11% and 15%, respectively, while special lines decreased by 2%. We are beginning to see favorable results from our efforts to improve our competitiveness in the Agency channel by focusing on product design, underwriting, and the system modifications that make it easier for agents to access and use our products. We have seen more shopping in our Direct channel as evidenced by a significant increase in quoting activity. Our Commercial Lines new applications increased 18%, reflecting strong demand and improved competitiveness.
During the third quarter 2015, our renewal applications increased 2% in Personal Lines and 3% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business, which grew 8%. Our Agency auto and special lines products renewal applications were down 1% and 4%, respectively.
We continue to look at ways to help stimulate growth and provide consumers with distinctive insurance options, including the following:

•	We continued to roll out "Platinum" (powered by ASI and Progressive), which provides agents with a single product offering that combines home and auto insurance.

•
Our most recent product design, which introduced improved segmentation and more attractive pricing and features for our "Robinson" (i.e., bundled auto and homeowners) customers, continued to be rolled out nationwide.

•	We are also continuing to roll out a new program in Snapshot®, our usage-based approach to rating, which:

◦	affords more customers discounts for their good driving behavior, while increasing rates at renewal for a small number of drivers based on their driving behavior

◦	offers a Snapshot enrollment discount that varies at the customer-segment level, such as a higher discount for more preferred-risk drivers, which may increase Snapshot business
On a companywide basis, year-over-year, policies in force, excluding the Property business, grew 3%, with Personal Lines growing 3% and Commercial Lines growing 6%. Our newly acquired Property business reported nearly 1.1 million policies in force. Our Direct auto business grew 8% and our special lines products grew 2%, while our Agency auto business decreased 1% over last year. At September 30, 2015, we had 9.6 million personal auto policies in force. During the quarter, the number of Direct auto policies in force surpassed Agency auto policies in force for the first time. Including our special lines policies, we ended the third quarter with 13.7 million Personal Lines policies in force, about 459,000 more policies in force than at the end of 2014, while Commercial Lines added nearly 35,000 more policies in force during the year.
To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities. Our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy decreased 5% for our Agency auto business and 3% for our Direct auto business, compared to last year, resulting primarily from increased rates in both channels. The policy life expectancy for our Commercial Lines business was up 12%. Our special lines products policy life expectancy has remained unchanged, compared to last year.
We also review our customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can create more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. Our trailing 3-month policy life expectancy at September 30, 2015, on a year-over-year basis, remained unchanged in Agency auto and in Direct auto. We will maintain our focus on providing customers with more stable rates and other insurance-related products and services they may need over time in our ongoing efforts to increase retention.
B. Investments
The fair value of our investment portfolio was $21.0 billion at September 30, 2015, which includes $1.3 billion of securities from our acquisition of a controlling interest in ARX during the second quarter. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

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
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At September 30, 2015, 19% of our portfolio was allocated to Group I securities and 81% to Group II securities, compared to 23% and 77%, respectively, at December 31, 2014. The change in the allocation reflects the addition of ARX, which is primarily weighted to the Group II securities.
Our recurring investment income generated a pretax book yield of 2.4% during the third quarter 2015, compared to 2.3% during the third quarter 2014. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (0.4)% and 0.6% for the third quarter and first nine months of 2015, respectively, compared to 0.3% and 3.3% for the same periods in 2014. Our fixed-income and common stock portfolios had FTE total returns of 0.6% and (6.9)%, respectively, for the third quarter 2015, and 0.3% and 0.2%, respectively, for the third quarter 2014. For the first nine months of 2015, our fixed-income securities and common stocks FTE total returns were 1.5% and (5.3)%, respectively, compared to 2.7% and 7.4% last year. The returns decreased in 2015 compared to 2014 as a result of lower equity market returns and widening credit spreads, which affect our fixed-income valuations. Further detail of our FTE total returns are provided in our Results of Operations-Investments section.
At September 30, 2015, the fixed-income portfolio had a weighted average credit quality of A+, including ARX fixed-income securities with an average credit quality of AA, compared to Progressive's AA- rating at September 30, 2014. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. At September 30, 2015, our duration was 1.9 years, compared to 1.6 years at September 30, 2014, which includes the result of adding the fixed-income securities of ARX, with a duration at quarter end of 3.5 years. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $2.2 billion and $1.7 billion for the first nine months of 2015 and 2014, respectively.
Our total capital (debt plus shareholders' equity) was $10.2 billion, at book value, at September 30, 2015, compared to $9.1 billion at both September 30, 2014 and December 31, 2014. Our interest expense increased 17% on a year-over-year basis, primarily reflecting the new debt issuances discussed below. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders' equity and excludes redeemable noncontrolling interest, was 26.7% at September 30, 2015 and 23.8% at both September 30, 2014 and December 31, 2014, primarily reflecting the impact of debt issuances, partially offset by debt repurchases, during the last 12 months, as discussed below. We issued $350 million of Senior Notes in the second quarter of 2014 and $400 million of Senior Notes in the first quarter 2015. We issued this debt to take advantage of attractive terms in the market and allow for financial flexibility.
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
During the first nine months of 2015 and at all times during 2014, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2014.
Our available capital allowed us to take several actions to deploy underleveraged capital, including:

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of September 30, 2015, we had nearly 14 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2015	2014	2015	2014
Total number of shares purchased	2.2	3.9	6.3	9.6
Total cost	$66.8	$94.7	$174.9	$234.7
Average price paid per share	$29.81	$24.60	$27.92	$24.48

•
Repurchases of our outstanding debt securities. From time to time, we may elect to repurchase our outstanding debt securities in the open market or in privately negotiated transactions, reducing our future interest expense, when management believes that such securities are attractively priced and capital is available for such purpose. During third quarter 2015 and 2014, we repurchased $18.4 million and $44.3 million in principal amount, respectively, of our 6.70% Fixed-to-Floating Rate Junior Subordinated

Debentures due 2067 (the "6.70% Debentures"). Since the amounts paid exceeded the carrying value of the debt we repurchased, we recognized losses on these extinguishments of $0.9 million and $4.8 million, respectively.

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

According to our variable dividend policy, the payment of an annual variable dividend is subject to certain limitations. One such limitation is that comprehensive income must exceed after-tax underwriting income. For the nine months ended September 30, 2015, our comprehensive income was $683.3 million, which is less than the $702.2 million of after-tax underwriting income for the same period. If this relationship persists through year-end, the conditions to pay a variable dividend for 2015 would not be met. See Note 8 - Dividends, for further discussion.

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three and nine months ended September 30, 2015 or at any point in 2014. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
During the first quarter 2015, we renewed the unsecured, discretionary line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. The prior line of credit, which was entered into during the first quarter 2014, has expired. The line of credit is on substantially the same terms and conditions as the prior line of credit. All advances under this agreement are subject to PNC’s discretion, would bear interest at a variable daily rate, and would need to be repaid on the earlier of the 30th day after the advance or the expiration date of the facility, April 30, 2016. We incurred no debt issuance costs and had no borrowings under either line of credit during the first nine months of 2015 or throughout 2014.
We did not enter into any repurchase commitment transactions during the first nine months of 2015 or 2014, and we had no open repurchase commitments at September 30, 2015 or 2014, or December 31, 2014.
B. Commitments and Contingencies
Contractual Obligations
During the second quarter 2015, we acquired certain contractual obligations by virtue of Progressive's acquisition of a controlling interest in ARX Holding Corp. As of September 30, 2015, our consolidated results included outstanding debt securities of $171.7 million and loss and loss adjustment expense reserves of $293.2 million related to ARX. Interest on the ARX debt is variable (See Note 4 - Debt for further discussion). In addition, during the second quarter 2015, the insurance operations of ARX entered into several multiple-layer property catastrophe excess of loss reinsurance contracts with various reinsurers with terms ranging from one to two years. The deposits remaining to be paid on these contracts is $63.6 million. As of September 30, 2015, ARX had no other material lease commitments or noncancelable purchase obligations. Otherwise, during the first nine months of 2015, the contractual obligations for Progressive have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2014. During the second quarter 2015, we entered into futures contracts on both 5-year and 10-year Treasury notes as a means to manage the overall duration of our fixed-income portfolio. These positions were closed during the third quarter and we recorded a net $1.8 million realized gain on these positions for the period they were open. We did not have any open contracts at September 30, 2015. During October 2015, we entered into similar futures contracts to manage our portfolio duration. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2014.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2015	2014	% Change	2015	2014	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,382.2	$2,284.5	4	$7,084.0	$6,868.1	3
Direct	2,252.9	1,984.4	14	6,481.9	5,739.9	13
Total Personal Lines	4,635.1	4,268.9	9	13,565.9	12,608.0	8
Commercial Lines	553.9	463.4	20	1,663.7	1,433.0	16
Property[1]	223.6	0	NM	496.3	0	NM
Other indemnity[2]	0	0	NM	(0.4)	0	NM
Total underwriting operations	$5,412.6	$4,732.3	14	$15,725.5	$14,041.0	12
NET PREMIUMS EARNED
Personal Lines
Agency	$2,284.6	$2,235.2	2	$6,805.5	$6,680.7	2
Direct	2,069.5	1,848.9	12	6,056.7	5,435.1	11
Total Personal Lines	4,354.1	4,084.1	7	12,862.2	12,115.8	6
Commercial Lines	511.3	456.0	12	1,467.0	1,340.1	9
Property[1]	205.2	0	NM	403.9	0	NM
Other indemnity[2]	0	0	NM	(0.4)	0	NM
Total underwriting operations	$5,070.6	$4,540.1	12	$14,732.7	$13,455.9	9
NM = Not Meaningful
1 We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX Holding Corp.
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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2015	2014	% Change
POLICIES IN FORCE
Vehicle businesses:
Agency auto	4,739.9	4,784.6	(1)
Direct auto	4,830.8	4,453.4	8
Total auto	9,570.7	9,238.0	4
Special lines[1]	4,150.0	4,081.8	2
Total Personal Lines	13,720.7	13,319.8	3
Commercial Lines	549.5	517.8	6
Property	1,070.2	0	NM

1Includes insurance for motorcycles, ATVs, RVs, mobile homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.
NM = not meaningful; any Property business written by Progressive prior to acquiring ARX on April 1, 2015, was negligible.

To analyze growth in our vehicle businesses, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2015	2014	2015	2014
APPLICATIONS
Personal Lines:
New	10%	(3)%	8%	0%
Renewal	2%	4%	3%	3%
Commercial Lines:
New	18%	3%	16%	(3)%
Renewal	3%	(1)%	2%	(1)%
The year-over-year growth in new applications in our Personal Lines business reflected increases in both our Agency and Direct auto businesses. During the third quarter, we saw a significant increase in our Agency auto application growth, reflecting both more quotes and an increase in conversion on those quotes as we continued to roll out our latest product model. Direct auto continued to have solid growth in new applications, due in part to increased advertising spend, creative marketing, and competitor rate increases. In addition, we continue to see more of the Direct application growth coming from the online quotes instead of the phone as more consumers are using the Internet and mobile devices to shop for and buy auto insurance.
The significant increase in our Commercial Lines new application growth reflected strong demand and improved competitiveness in all of our business market targets. We believe that the growth was due to both internal actions (e.g., modest rate reductions and the removal of underwriting restrictions) and competitors' actions (e.g., rate increases and implementation of underwriting restrictions).
We continue to refine our personal auto segmentation and underwriting models. Our previous model, which improved segmentation for preferred customers, adjusted pricing for our highest risk in-force customers, and improved the onboarding experience for our Direct customers through a redesigned electronic signature process, has performed well. Our current model, which is continuing to be rolled out across the country and is helping spur growth in our Agency auto product, features more competitive preferred pricing, more sophisticated pricing for households that insure more than one product through Progressive, and enhancements to our usage-based program.
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
We are continuing to focus on our Destination Era strategy through our efforts to further penetrate customer households through cross-selling auto policies with our special lines products and vice versa, as well as through Progressive Home Advantage® (PHA) and Platinum programs, to meet a broad range of customer needs. PHA is a program in which we “bundle” our auto product with property insurance provided by ASI (the insurance operations of ARX Holding Corp.), primarily in the Agency channel, or unaffiliated insurance carriers. Bundled products are becoming an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have lower claims costs. An increasing number of our customers, especially Direct auto customers, are now multi-product customers with combinations of special lines, homeowners, or renters, as well as auto coverage.
As of September 30, 2015, PHA was available to Direct customers nationwide and Agency customers in 30 states and the District of Columbia, including one state added during the third quarter 2015. In the Direct channel, PHA is provided by 10 active, unaffiliated insurance providers, as well as by ASI.
During the second quarter, we introduced a new product in our Agency channel called "Platinum" (powered by ASI and Progressive). The Platinum product is a home and auto insurance combined offering that provides the agents a single offering with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. We believe we are now suited to respond to their requests. Platinum is targeted to those agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. Currently there are about 300 agents that have the Platinum program available to them. The market introduction of Platinum was in Texas, and during the third quarter, was expanded to seven additional states. The rollout is planned to continue throughout the fourth quarter 2015 and during 2016.
Another part of our bundling strategy is our offering of a renters product. We started writing our own renters insurance product in the Agency channel during 2014 and as of September 30, 2015, offered this product in 17 states. We intend to roll out this product to additional states during the remainder of the year and into 2016. The purpose of offering renters insurance is to write and retain more customers with a multi-product relationship and to form a deeper relationship with these customers as their insurance needs evolve. In the Direct channel, we have an exclusive relationship with Homesite for offering a renters product.
Expanding our capabilities in the mobile space also remains an important initiative. Consumers want the ability to transact all forms of business when and where they want and on whatever device best suits their needs (e.g., smartphone, tablet). We provide consumers with the following capabilities in the mobile space:

•	Obtain a quote for and buy an auto insurance policy on our mobile website in all states and the District of Columbia

•	Obtain a quote for up to five drivers and four vehicles and, in most states, quote up to 12 drivers and 12 vehicles

•	Receive the comparison rate experience in most of the country
Our policyholders are able to use mobile devices for many of their insurance needs, including the ability to:

•	Access their policy documents, make payments, and view both their payment schedule and billing history

•	Add endorsements and make account changes

•	Receive text alerts for billing and severe weather

•	View, store, and share their digital insurance ID card, which can be used as legal proof of insurance in most of the country

•	Report their claims and submit related photos using the application, as well as use their phone's GPS capabilities to specify the location of the claim

•	Request roadside assistance

•	View Snapshot progress, alerts and driving data
Sales, payments, and document requests from mobile devices have been increasing and now represent a significant portion of such transactions with Progressive. We recognize the importance of the mobile space and look for opportunities to add new functionality to our mobile websites and applications.
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
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2015	2014	2015	2014
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	4%	4%	4%	3%
Commercial Lines	9%	4%	7%	4%
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

	Growth Over Prior Year
	2015	2014
RETENTION MEASURES
Personal Lines - auto
Policy life expectancy
Trailing 3-months	—%	(3)%
Trailing 12-months	(4)%	2%
Renewal ratio	0.0%	(0.2)%
Commercial Lines - policy life expectancy (trailing 12-months)	12%	(3)%
Although the trailing 3-month measure for personal auto does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. Even though the year-over-year growth is not positive, we did experience a favorable trajectory during the third quarter in both the Agency and Direct channels. In our Commercial Lines business, the increase in policy life expectancy primarily reflects more rate stability and an improved competitive position.
Recognizing the importance that retention has on our ability to continue to grow profitably, we emphasize competitive pricing for a given risk, quality service, and having the products and services, and combinations thereof, available for our customers as their needs change during their insurable life.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$169.4	7.4%	$147.0	6.6%	$535.8	7.9%	$468.5	7.0%
Direct	100.9	4.9	107.6	5.8	287.2	4.7	294.3	5.4
Total Personal Lines	270.3	6.2	254.6	6.2	823.0	6.4	762.8	6.3
Commercial Lines	77.8	15.2	85.1	18.6	239.5	16.3	204.4	15.2
Property[1]	17.2	8.4	0	0	18.2	4.5	0	0
Other indemnity[2]	(0.4)	NM	0.1	NM	(0.4)	NM	(5.3)	NM
Total underwriting operations	$364.9	7.2%	$339.8	7.5%	$1,080.3	7.3%	$961.9	7.1%

1We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest of ARX Holding Corp. For the three months and nine months ended September 30, 2015, amounts include $15.0 million and $30.0 million, respectively, of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX Holding Corp. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX Holding Corp. and, therefore, will not affect the value of the noncontrolling interest.
2Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin exceeded our long-term profitability target of at least 4% for both the third quarter and first nine months of 2015 and 2014. Pricing and market conditions are always significant drivers of underwriting margins over any defined period.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Underwriting Performance[1]	2015	2014	Change		2015	2014	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	72.8	73.6	(0.8	) pts.	72.6	73.2	(0.6	) pts.
Underwriting expense ratio	19.8	19.8	0.0	pts.	19.5	19.8	(0.3	) pts.
Combined ratio	92.6	93.4	(0.8	) pts.	92.1	93.0	(0.9	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	74.7	74.3	0.4	pts.	74.9	74.1	0.8	pts.
Underwriting expense ratio	20.4	19.9	0.5	pts.	20.4	20.5	(0.1	) pts.
Combined ratio	95.1	94.2	0.9	pts.	95.3	94.6	0.7	pts.
Total Personal Lines
Loss & loss adjustment expense ratio	73.7	73.9	(0.2	) pts.	73.7	73.6	0.1	pts.
Underwriting expense ratio	20.1	19.9	0.2	pts.	19.9	20.1	(0.2	) pts.
Combined ratio	93.8	93.8	0.0	pts.	93.6	93.7	(0.1	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	63.5	60.0	3.5	pts.	62.0	63.2	(1.2	) pts.
Underwriting expense ratio	21.3	21.4	(0.1	) pts.	21.7	21.6	0.1	pts.
Combined ratio	84.8	81.4	3.4	pts.	83.7	84.8	(1.1	) pts.
Property
Loss & loss adjustment expense ratio	59.1	—	NM		63.4	—	NM
Underwriting expense ratio[2]	32.5	—	NM		32.1	—	NM
Combined ratio[2]	91.6	—	NM		95.5	—	NM
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	72.1	72.5	(0.4	) pts.	72.2	72.6	(0.4	) pts.
Underwriting expense ratio	20.7	20.0	0.7	pts.	20.5	20.3	0.2	pts.
Combined ratio	92.8	92.5	0.3	pts.	92.7	92.9	(0.2	) pts.
Accident year loss & loss adjustment expense ratio[4]	73.9	73.0	0.9	pts.	74.1	72.4	1.7	pts.

1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2Included in the three and nine months ended September 30, 2015, are 7.3 points and 7.4 points, respectively, of amortization/depreciation expense associated with our acquisition of a controlling interest in ARX Holding Corp. Excluding this additional expense, the Property business would have reported an expense ratio and combined ratio of 25.2 and 84.3, respectively, for the three months ended September 30, 2015 and 24.7 and 88.1, respectively, on a 2015 year-to-date basis.
3Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $(0.4) million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the other indemnity businesses generated an underwriting loss of $0.4 million and $5.3 million, respectively.
4The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.
NM = not meaningful; we began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX Holding Corp.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015	2014
Change in net loss and LAE reserves	$113.2	$60.8	$522.4	$168.1
Paid losses and LAE	3,541.1	3,231.0	10,117.7	9,598.7
Total incurred losses and LAE	$3,654.3	$3,291.8	$10,640.1	$9,766.8
Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and, for our vehicle businesses, are influenced by inflation and driving patterns, among other factors, some of which are discussed below. In our property business, claim severity is primarily a function of construction costs and the age of the structure. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Loss reserves are estimates of future costs and our reserves are adjusted as underlying assumptions change and information develops.
The following discussion of our severity and frequency trends in our vehicle businesses excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis decreased about 1% for the third quarter 2015 and increased about 2% for the first nine months of 2015, compared to the same periods last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury decreased about 5% and 2% for the third quarter and first nine months of 2015, respectively

•	Property coverages increased, with property damage up about 1% and collision up about 5% for the third quarter and property damage up about 3% and collision up about 5% for year-to-date 2015

•	Personal injury protection (PIP) decreased about 3% for the third quarter and increased 1% year-to-date 2015
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar year basis, increased about 5% to 6% for the third quarter 2015 and about 2% to 3% for the first nine months of 2015, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury and property damage increased around 4% and PIP increased around 6% for the third quarter and increased about 2% to 3% for all three coverages on a year-to-date basis for 2015

•
Collision increased around 6% in the third quarter and 1% for the first nine months. The year-to-date increase was lower than the quarter primarily due to higher levels of weather-related claims in the midwestern and northeastern states during the first quarter 2014

We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, as we work to reserve accurately for our loss exposure.
During the third quarter 2015, we saw an increase in frequency that was greater than what we experienced during the first half of the year. Based on the data we have collected, we know that miles driven has been higher all year; however, the expected effect on frequency has been more notable in our results in the the last few months. It is difficult to identify the specific factors contributing to these trends, but we continue to believe that we are adequately priced based on these trends.

The following table shows our consolidated catastrophe losses incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2015	2014	2015		2014
Catastrophe losses incurred	$37.7	$32.4	$201.7		$ 171.4
Increase to combined ratio	0.7 pts.	0.7 pts.	1.4	pts.	1.3 pts.
We respond promptly to catastrophic storms when they occur in order to provide exemplary claims service to our customers. Included in our results for the three and nine months ended September 30, 2015, were $25.5 million and $79.8 million, respectively, or 0.5 points for both periods, of catastrophe losses on our Property business, primarily due to hail storms in Texas, Colorado, and Minnesota.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2015	2014	2015		2014
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$18.6	$3.1	$64.1		$53.9
Current accident year	22.3	(16.2)	51.3		(41.0)
Calendar year actuarial adjustment	$40.9	$(13.1)	$115.4		$12.9
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$18.6	$3.1	$64.1		$53.9
All other development	73.7	19.7	214.9		(86.5)
Total development	$92.3	$22.8	$279.0		$(32.6)
(Increase)/decrease to calendar year combined ratio	1.8 pts.	0.5 pts.	1.9	pts.	(0.2	) pts.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the third quarter of 2015 and 2014. For the first nine months of 2015, we had favorable development, compared to unfavorable development for the same period in 2014.
Year-to-date 2015

•	Approximately 79% of the favorable prior year reserve development was attributable to accident year 2014

•	All of our businesses incurred favorable loss and LAE reserve development for the first nine months of 2015, including our newly acquired Property business

•
Approximately 64% of the favorable reserve development was in our personal auto product. Our Agency and Direct auto businesses accounted for approximately 33% and 31%, respectively, of the total favorable reserve development

•	Our Commercial Lines business made up about 21% of the favorable development

•
In our personal auto and Commercial Lines businesses, we incurred favorable case loss reserve development primarily in bodily injury and uninsured motorist bodily injury coverages, due to lower than anticipated severity

Year-to-date 2014

•	The unfavorable prior year reserve development was attributable to accident year 2013

•	Unfavorable reserve development in our personal auto product was partially offset by favorable development in our Commercial Lines business

•	Of the unfavorable reserve development in our personal auto product, our Agency auto business accounted for approximately 60% and our Direct auto business accounted for about 40%

•
In our personal auto business, we incurred unfavorable loss development, primarily in our PIP coverage. In addition, we had unfavorable loss adjustment expense reserve development, primarily affecting the 2013 accident year

•	The favorable reserve development in our Commercial Lines business was primarily related to favorable case reserve development on our high limit policies
In our loss reserve analysis, we work to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on August 26, 2015.
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned were higher on a year-over-year basis for both the third quarter and first nine months primarily reflecting the additional expenses associated with ARX and greater advertising spend in the third quarter 2015.

C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	9%	8%
Net premiums earned	7%	6%
Policies in force		3%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented about 86% of our total third quarter net premiums written, compared to 90% last year. The decrease resulted from the acquisition of a controlling interest in ARX Holding Corp., which currently represents about 4% of our total net premiums written. We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia and on an Internet-only basis in Australia.
Personal auto represented 92% and 91% of our total Personal Lines net premiums written in the third quarter and first nine months of 2015, respectively, versus 91% and 90% in the same periods of 2014. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and, therefore, could have a negative impact on our total Personal Lines underwriting profitability during those periods and a favorable impact during the off season.
Compared to September 30, 2014, policies in force grew 4% for auto and 2% for our special lines products. On a year-over-year basis, net premiums written for personal auto increased 10% and 8%, respectively, for the third quarter and first nine months of 2015, compared to 6% for both periods in 2014; special lines net premiums written decreased 1% in the third quarter 2015 and grew 4% on a year-to-date basis, compared to 4% and 3% growth, respectively, in the three and nine-month periods last year.
Our total Personal Lines business generated combined ratios of 93.8 and 93.6 for the third quarter and first nine months of 2015, respectively, compared to 93.8 and 93.7 for the same periods in 2014. In the third quarter 2015, 43 states and the District of Columbia were profitable, including nine of our top 10 states. In the third quarter 2014, 44 states and the District of Columbia were profitable, including 8 of our 10 largest states.
The special lines products had about a 0.6 point and a 0.4 point unfavorable impact on the total Personal Lines combined ratio for the third quarter 2015 and 2014, respectively. Special lines had a favorable impact of 0.9 points on our Personal Lines combined ratio for the first nine months for both 2015 and 2014.

The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	4%	3%
Net premiums earned	2%	2%
Auto: policies in force		(1)%
new applications	11%	3%
renewal applications	(1)%	(2)%
written premium per policy	4%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	—%
trailing 12-months	(5)%
renewal ratio	(0.1)%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New applications increased on a year-over-year basis during the third quarter and first nine months of 2015, rebounding from rate actions taken in 2014 which restricted growth. In the third quarter and first nine months of 2015, we generated new Agency auto application growth in 29 states and 22 states, respectively, as well as the District of Columbia, for both periods. Eight of our 10 largest Agency states had new application growth in the third quarter of 2015.
The rate increases taken in our Agency auto business in 2014 contributed to the increase we experienced in written premium per policy. Written premium per policy for new Agency auto business increased 3% in third quarter 2015, as compared to third quarter 2014, and 2% year-to-date 2015, as compared to the same period last year. Written premium per policy for the renewal business increased about 4% for both the third quarter and year-to-date 2015, compared to the same periods last year.
On a year-over-year basis, Agency auto quotes were up for both the third quarter and first nine months as we continued to roll out our latest product model. We continue to strive to improve our presentation on third-party comparative rating systems and identify opportunities to ensure our prices are available for our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 5% in the third quarter 2015, compared to last year, and was relatively flat on a year-to-date basis.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	14%	13%
Net premiums earned	12%	11%
Auto: policies in force		8%
new applications	15%	15%
renewal applications	8%	7%
written premium per policy	4%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	—%
trailing 12-months	(3)%
renewal ratio	—%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New applications in the Direct channel increased year-over-year for both the third quarter and first nine months due to greater demand by consumers to shop and buy on mobile devices and the Internet, increased advertising spend, creative marketing, and competitors raising rates. In the third quarter and first nine months of 2015, only three states and two states, respectively, as well as the District of Columbia, did not generate an increase in new business applications, including two of our top 10 Direct auto states in the third quarter 2015, and one top 10 Direct auto state year-to-date 2015.
Written premium per policy for new Direct auto business increased 3% in third quarter 2015, as compared to third quarter 2014, and 4% year-to-date 2015, as compared to the same period last year. Written premium per policy for the renewal business increased about 4% for both the third quarter and year-to-date 2015, compared to the same periods last year.
On a year-over-year basis, the total number of quotes in the Direct business increased about 18% in the third quarter and 14% for the first nine months, as demand continues to increase for consumers using mobile devices and the Internet. The overall Direct business conversion rate saw a slight decrease in the quarter and a slight increase year-to-date, compared to the same periods last year.
The underwriting expense ratio for our Direct business increased 0.5 points for the third quarter, compared to the same period last year, reflecting an increase in advertising spend during the period. On a year-to-date basis, the expense ratio was comparable to the prior year as expenses grew at about the same rate as premiums. We continue to remain focused on maintaining a well-respected brand and will spend on advertising as long as we achieve our profitability targets.

D. Commercial Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	20%	16%
Net premiums earned	12%	9%
Policies in force		6%
New applications	18%	16%
Renewal applications	3%	2%
Written premium per policy	9%	7%
Policy life expectancy - trailing 12-months	12%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented about 10% of our total net premiums written for both the third quarters of 2015 and 2014. Even though we continue to write our Commercial Lines business predominantly through the Agency channel, net premiums written through the Direct channel increased by 14% for the third quarter 2015 and 15% year-to-date, compared to the same periods last year.
We currently write our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. The majority of our policies in this business are written for 12-month terms. This business operates in the following business market targets:

•	Business auto - autos, vans, and pick-up trucks used by small businesses, such as retailing, farming, services, and private trucking

•	For-hire transportation - tractors, trailers, and straight trucks primarily used by regional general freight and expeditor-type businesses and non-fleet long-haul operators

•	Contractor - vans, pick-up trucks, and dump trucks used by small businesses, such as artisans, heavy construction, and landscapers/snowplowers

•	For-hire specialty - dump trucks, log trucks, and garbage trucks used by dirt, sand and gravel, logging, and coal-type businesses

•	Tow - tow trucks and wreckers used in towing services and gas/service station businesses

•	For-hire livery - non-fleet (i.e., five or fewer vehicles) taxis, black-car services, and airport taxis
Our Commercial Lines business experienced a significant increase in new applications year-over-year, reflecting strong demand and improved competitiveness in our for-hire transportation, for-hire specialty, and business auto market targets. The actions we took during the last several years to raise rates and restrict business were ahead of our competition, and we are now seeing our competitors following suit.

Rate increases and a shift to new business with higher average written premiums contributed to the increase in written premium per policy in our Commercial Lines business for both the third quarter and first nine months of 2015. Written premium per policy for new Commercial Lines business was up approximately 22%-25% as a result of these actions, while renewal business saw a decrease of about 1% for both periods.

E. Property
Our Property business writes personal and commercial property insurance for homeowners, other property owners, and renters. Our Property business primarily consists of the operations of the ARX organization, in which we acquired a controlling interest in the second quarter 2015. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” ASI writes homeowners and renters insurance in 30 states and the District of Columbia and flood insurance in 35 states and D.C., principally in the Agency channel. Property policies are generally written on a 12-month basis.

In the third quarter of 2015, our Property business generated $223.6 million of net premiums written and $205.2 million of net premiums earned, representing about 4% of our companywide premiums. Approximately 97% of the Property net premiums written during the quarter was for policies covering personal residential property (single family homes, condominium unit owners, rental coverage, etc.), with the remaining 3% covering commercial property and other coverages. The commercial business principally includes insurance covering real estate owned by condominium and homeowners associations and similar entities, as well as apartment complexes, in four states. Texas and Florida comprise just over half of our Property business based on premium volume. During the six months since the acquisition, net premiums written and earned for the Property business were $496.3 million and $403.9 million, respectively.

During the third quarter of 2015, the Property business produced a combined ratio of 91.6. These results include 12.4 points in catastrophe losses during the quarter (mainly due to hail storms in Texas, Colorado, and Minnesota) and 7.3 points relating to the amortization of certain intangible assets arising from our acquisition of a controlling interest in ARX. In the six months since we have acquired ARX, the Property business had a combined ratio of 95.5, including catastrophe losses of 19.8 points and amortization of 7.4 points.

ASI has exposure to catastrophe losses in the states in which it writes business. To help mitigate these risks, ASI purchases reinsurance from unaffiliated reinsurance companies (most of which are “A” rated by A.M. Best) and from a reinsurance company established as part of a catastrophe bond transaction. In addition, ASI purchases state-mandated hurricane reinsurance in Florida. ASI cedes approximately 16% of the direct premiums written by it under these catastrophe reinsurance programs. At September 30, 2015, in total, ASI ceded approximately 25% of its total direct premiums written.

F. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. We only had seven professional liability policies in force as of September 30, 2015, although we continue to process claims on expired policies.
During the second quarter 2015, our professional liability group recognized $0.4 million of reinstatement premiums paid to our reinsurers pursuant to their reinsurance contracts, which were recognized as negative written and earned premiums.
Our other indemnity businesses generated an operating loss of $0.4 million for the third quarter 2015, compared to an operating profit of $0.1 million for the third quarter 2014. On a year-to-date basis, the other businesses generated an operating loss of $0.4 million, compared to an operating loss of $5.3 million last year.

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
In our Direct business, through Progressive Home Advantage®, we offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies, as well as by ASI. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of September 30, 2015. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
H. Income Taxes
Income taxes are comprised of net deferred tax assets and liabilities, as well as net current income taxes payable or recoverable. Net deferred income tax assets or liabilities are disclosed on the balance sheets. At September 30, 2015 and 2014, and December 31, 2014, we reported net deferred tax liabilities. The increase in our deferred tax liability from September 30, 2014, primarily reflects deferred taxes related to the intangible assets recorded in conjunction with the acquisition of a controlling interest in ARX, partially offset by unrealized losses recognized during the period and additional deferred tax assets and liabilities assumed in the acquisition.
At September 30, 2015 and 2014, and December 31, 2014, we had net current income taxes payable of $48.5 million, $47.6 million, and $49.4 million, respectively, which were reported as part of “other liabilities."
For both the third quarter and first nine months of 2015, our effective tax rate was lower than the same period last year, reflecting the reversal of approximately $14 million of deferred taxes associated with the appreciation of our previous 5% investment in ARX as a result of our acquisition of a controlling interest in ARX.
There were no material changes in our uncertain tax positions during the quarter ended September 30, 2015.

IV. RESULTS OF OPERATIONS – INVESTMENTS

A. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2015
Fixed maturities	$15,622.1	74.4%	2.1	A+
Nonredeemable preferred stocks	775.6	3.7	2.6	BBB-
Short-term investments	2,132.0	10.1	<0.1	AA
Total fixed-income securities	18,529.7	88.2	1.9	A+
Common equities	2,483.9	11.8	na	na
Total portfolio[2,3]	$21,013.6	100.0%	1.9	A+
September 30, 2014
Fixed maturities	$13,269.4	69.5%	1.8	AA-
Nonredeemable preferred stocks	763.3	4.0	2.4	BB+
Short-term investments	2,671.1	14.0	<0.1	AA
Total fixed-income securities	16,703.8	87.5	1.6	AA-
Common equities	2,379.4	12.5	na	na
Total portfolio[2,3]	$19,083.2	100.0%	1.6	AA-
December 31, 2014
Fixed maturities	$13,549.2	71.2%	1.8	A+
Nonredeemable preferred stocks	827.5	4.4	2.8	BB+
Short-term investments	2,149.0	11.3	<0.1	AA
Total fixed-income securities	16,525.7	86.9	1.6	A+
Common equities	2,492.3	13.1	na	na
Total portfolio[2,3]	$19,018.0	100.0%	1.6	A+
na = not applicable

1Represents ratings at period end. Credit quality ratings are assigned by nationally recognized statistical rating organizations. To calculate the weighted average credit quality ratings, we weight individual securities based on fair value and assign a numeric score of 0-5, with non-investment-grade and non-rated securities assigned a score of 0-1. To the extent the weighted average of the ratings falls between AAA and AA+, we would assign an internal rating of AAA-.
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2015, $149.9 million was included in "other liabilities," compared to $158.0 million and $31.3 million at September 30, 2014 and December 31, 2014, respectively.
3The total fair value of the portfolio at September 30, 2015 and 2014, and December 31, 2014 included $1.0 billion, $1.3 billion, and $1.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities, as defined in the Overview – Investments section and as reflected in the following tables. We believe this asset allocation strategy allows us to appropriately assess the risks associated with these securities for capital purposes and is in line with the treatment by our regulators.

The following table shows the composition of our Group I and Group II securities at September 30, 2015 and 2014, and December 31, 2014:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2015
Group I securities:
Non-investment-grade fixed maturities	$616.0	2.9%
Redeemable preferred stocks[1]	167.2	0.8
Nonredeemable preferred stocks	775.6	3.7
Common equities	2,483.9	11.8
Total Group I securities	4,042.7	19.2
Group II securities:
Other fixed maturities[2]	14,838.9	70.7
Short-term investments	2,132.0	10.1
Total Group II securities	16,970.9	80.8
Total portfolio	$21,013.6	100.0%
September 30, 2014
Group I securities:
Non-investment-grade fixed maturities	$759.7	3.9%
Redeemable preferred stocks[1]	182.3	1.0
Nonredeemable preferred stocks	763.3	4.0
Common equities	2,379.4	12.5
Total Group I securities	4,084.7	21.4
Group II securities:
Other fixed maturities[2]	12,327.4	64.6
Short-term investments	2,671.1	14.0
Total Group II securities	14,998.5	78.6
Total portfolio	$19,083.2	100.0%
December 31, 2014
Group I securities:
Non-investment-grade fixed maturities	$842.2	4.4%
Redeemable preferred stocks[1]	178.6	0.9
Nonredeemable preferred stocks	827.5	4.4
Common equities	2,492.3	13.1
Total Group I securities	4,340.6	22.8
Group II securities:
Other fixed maturities[2]	12,528.4	65.9
Short-term investments	2,149.0	11.3
Total Group II securities	14,677.4	77.2
Total portfolio	$19,018.0	100.0%

1Includes non-investment-grade redeemable preferred stocks of $84.6 million, $79.8 million, and $78.0 million at September 30, 2015 and 2014, and December 31, 2014, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $82.6 million, $102.5 million, and $100.6 million at September 30, 2015 and 2014, and December 31, 2014, respectively.

To determine the allocation between Group I and Group II, we use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC) for classifying our residential and commercial mortgage-backed securities, excluding interest-only securities, and the credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities. NAIC ratings are based on a model that considers the book price of our securities when assessing the probability of future losses in assigning a credit rating. As a result, NAIC ratings can vary from credit ratings issued by NRSROs. Management believes NAIC ratings more accurately reflect our risk profile when determining the asset allocation between Group I and Group II securities.

Unrealized Gains and Losses
As of September 30, 2015, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,202.1 million, compared to $1,492.6 million and $1,572.2 million at September 30, 2014 and December 31, 2014, respectively.
The net unrealized gains in our fixed-income portfolio decreased $186.4 million and $163.9 million since September 30, 2014 and December 31, 2014, respectively. The decreases in both periods were the result of valuation declines in most fixed-income sectors as credit spreads (additional yield on non-treasury bonds relative to comparable treasury securities identical in all aspects, except credit quality) widened, in addition to sales of securities with net realized gains in our U.S. Treasury, corporate, commercial mortgage-backed, and nonredeemable preferred stock portfolios. The contributions by individual sectors to the fixed-income portfolio change in net unrealized gains are discussed below. The net unrealized gains in our common stock portfolio decreased $104.1 million and $206.2 million since September 30, 2014 and December 31, 2014, respectively, reflecting the decline in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2015
Common equities	$13.6	$0	$13.6	$23.2	$(0.2)	$23.0
Total portfolio	$13.6	$0	$13.6	$23.2	$(0.2)	$23.0
2014
Common equities	$0.1	$0	$0.1	$0.1	$0	$0.1
Total portfolio	$0.1	$0	$0.1	$0.1	$0	$0.1
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2015, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$4,344.1	$42.0	$2.3	$0	$0	$0
Unrealized loss for 12 months or greater	1,700.2	50.8	12.1	0	0	0
Total	$6,044.3	$92.8	$14.4	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$209.1	$34.4	$26.4	$16.9	$9.9	$3.6
Unrealized loss for 12 months or greater	2.5	0.6	0.6	0.3	0	0
Total	$211.6	$35.0	$27.0	$17.2	$9.9	$3.6
We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We do not intend to sell these securities. We also determined that it is more likely than not that we will not be required to sell these securities, for the periods of time necessary to recover the respective cost bases of these securities, and that there are no additional credit-related impairments on our debt securities.
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	September 30, 2015		September 30, 2014		December 31, 2014
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$16,142.2	90.9%	$14,430.2	90.5%	$14,006.7	89.2%
Long term	159.8	0.9	52.6	0.3	43.9	0.3
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	1,434.0	8.1	1,432.9	9.0	1,625.6	10.4
Long term	18.1	0.1	24.8	0.2	22.0	0.1
Total	$17,754.1	100.0%	$15,940.5	100.0%	$15,698.2	100.0%

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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $700.6 million, $839.5 million, and $920.2 million at September 30, 2015 and 2014, and December 31, 2014, respectively.

A primary exposure for the fixed-income portfolio is interest rate risk, which is managed by maintaining the portfolio’s duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. Interest rate risk includes the change in value resulting from movements in the underlying market rates of debt securities held. The duration of the fixed-income portfolio was 1.9 years at September 30, 2015, compared to 1.6 years at both September 30, 2014 and December 31, 2014. The increase includes the addition of $1.3 billion of fixed-income securities held by ARX with a duration of 3.5 years at September 30, 2015. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2015	September 30, 2014	December 31, 2014
1 year	29.3%	32.7%	36.1%
2 years	14.4	23.3	19.4
3 years	16.2	16.1	15.0
5 years	28.4	22.1	23.8
10 years	10.9	5.8	5.7
20 years	0.7	NA	NA
30 years	0.1	NA	NA
Total fixed-income portfolio	100.0%	100.0%	100.0%
NA = Not Applicable
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2015	September 30, 2014	December 31, 2014
AAA	39.0%	46.9%	45.5%
AA	16.1	14.8	13.2
A	13.2	9.7	10.2
BBB	22.1	17.3	18.4
Non-investment grade/non-rated[1]	9.6	11.3	12.7
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 6.3% of the total fixed-income portfolio at September 30, 2015, compared to 7.6% at September 30, 2014 and 8.3% at December 31, 2014.

The changes in credit quality profile from September 30, 2014 were the result of a shift in the mix of the investment portfolio in the various credit categories and not due to downgrades in credit quality of the securities we held.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At September 30, 2015, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended has a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help minimize this risk. During the first nine months of 2015, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and is sufficient to meet expected liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $0.7 billion, or 5%, and $2.8 billion, or 19%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2015 and all of 2016, respectively. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2015:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$1,927.3	0.5
Two to five years	4.9	2.9
Five to ten years	106.1	7.1
Total U.S. Treasury Notes	2,038.3	0.9
Interest Rate Swaps
Five to ten years ($750 notional value)	0	(7.7)
Total U.S. government obligations	$2,038.3	(1.9)
The interest rate swap positions show a fair value of zero as they are in an overall liability position of $6.3 million, which is fully collateralized by cash payments to the counterparty. The positions are reported in the “other liabilities” section of the consolidated balance sheets. As of September 30, 2015, we had no treasury futures. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon on the interest rate swaps). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional values of the positions to our Treasury holdings in order to calculate an unlevered duration for the portfolio.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$605.5	$(1.2)	9.4%	1.0	A
Alt-A collateralized mortgage obligations	288.3	0.9	4.5	1.3	BBB
Collateralized mortgage obligations	893.8	(0.3)	13.9	1.1	A-
Home equity (sub-prime bonds)	915.6	8.1	14.2	<0.1	BBB-
Residential mortgage-backed securities	1,809.4	7.8	28.1	0.5	BBB
Agency residential pass-through obligations	111.9	(0.3)	1.7	5.2	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,478.2	18.3	38.4	3.1	A+
Commercial mortgage-backed securities: interest only	185.4	3.5	2.9	2.7	AAA-
Commercial mortgage-backed securities	2,663.6	21.8	41.3	3.1	AA-
Other asset-backed securities:
Automobile	967.2	1.3	15.0	1.1	AAA-
Credit card	203.0	0	3.2	0.5	AAA
Other[1]	692.2	1.3	10.7	0.8	AA+
Other asset-backed securities	1,862.4	2.6	28.9	0.9	AAA-
Total asset-backed securities	$6,447.3	$31.9	100.0%	1.8	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$519.6	$3.4	10.0%	0.9	A-
Alt-A collateralized mortgage obligations	195.4	3.3	3.8	1.3	BBB
Collateralized mortgage obligations	715.0	6.7	13.8	1.0	A-
Home equity (sub-prime bonds)	771.5	20.1	14.8	<0.1	BBB-
Residential mortgage-backed securities	1,486.5	26.8	28.6	0.4	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,000.2	22.7	38.4	3.0	AA-
Commercial mortgage-backed securities: interest only	172.3	6.0	3.3	2.8	AAA-
Commercial mortgage-backed securities	2,172.5	28.7	41.7	3.0	AA-
Other asset-backed securities:
Automobile	715.7	1.4	13.7	0.9	AAA
Credit card	296.7	0.9	5.7	0.8	AAA
Other[1]	538.2	2.1	10.3	1.1	AAA-
Other asset-backed securities	1,550.6	4.4	29.7	1.0	AAA-
Total asset-backed securities	$5,209.6	$59.9	100.0%	1.6	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2014
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$499.8	$1.3	8.9%	0.8	A-
Alt-A collateralized mortgage obligations	224.1	2.4	4.0	1.0	BBB
Collateralized mortgage obligations	723.9	3.7	12.9	0.9	BBB+
Home equity (sub-prime bonds)	934.6	20.0	16.7	<0.1	BBB-
Residential mortgage-backed securities	1,658.5	23.7	29.6	0.3	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,139.6	30.3	38.1	3.2	AA-
Commercial mortgage-backed securities: interest only	176.0	6.4	3.1	2.8	AAA-
Commercial mortgage-backed securities	2,315.6	36.7	41.2	3.2	AA-
Other asset-backed securities:
Automobile	815.7	0.6	14.5	0.9	AAA
Credit card	284.2	0.5	5.1	0.8	AAA
Other[1]	538.8	1.9	9.6	1.1	AAA-
Other asset-backed securities	1,638.7	3.0	29.2	0.9	AAA-
Total asset-backed securities	$5,612.8	$63.4	100.0%	1.7	AA-
1Includes equipment leases, manufactured housing, and other types of structured debt.

The increase in asset-backed securities since December 31, 2014 was partially due to the acquisition of a controlling interest in ARX, which accounts for $359.5 million, or 5.6%, of our total asset-backed securities at September 30, 2015, including $123.7 million in collateralized mortgage obligations, $111.9 million in agency residential pass-through obligations (Freddie Mac, Fannie Mae, and Ginnie Mae issued), and $123.9 million in commercial mortgage-backed securities. The remaining asset-backed se curities added during the year were primarily acquired in our commercial mortgage-backed and other asset-backed sectors, and are of high credit quality.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at September 30, 2015, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2015)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$52.8	$27.7	$130.5	$211.0	23.6%
AA	42.4	50.5	20.8	113.7	12.7
A	90.4	35.5	43.9	169.8	19.0
BBB	77.4	85.2	53.0	215.6	24.1
Non-investment grade	94.3	89.4	0	183.7	20.6
Total	$357.3	$288.3	$248.2	$893.8	100.0%
Increase (decrease) in value	(0.5)%	0.3%	0.1%	(0.1)%

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

The majority of our CMO portfolio is composed of non-agency mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. In this way, we added extra credit support to our position. We chose how much credit support we felt was necessary to attempt to protect our position from potential credit losses. The substantial increase during the year in securities insured by a GSE resulted from our acquisition of a controlling interest in ARX.
Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at September 30, 2015, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at September 30, 2015)
($ in millions) Rating[1]	Total	% of Total
AAA	$31.1	3.4%
AA	16.8	1.8
A	115.9	12.7
BBB	212.7	23.2
Non-investment grade	539.1	58.9
Total	$915.6	100.0%
Increase (decrease) in value	0.9%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our home-equity securities are rated investment-grade and classified as Group II.

While we feel that the market for home-equity loan-backed bonds continued to trade during the quarter with a greater return potential than other sectors with comparable risk characteristics, we did not identify any securities we wanted to hold, so we did not add to the portfolio during the quarter. We continue to look to add securities where we feel there is a very low potential for losses given the substantial credit support.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2015)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$448.9	$26.7	$15.0	$0	$10.3	$500.9	18.8%
Single-borrower	562.9	377.8	407.8	610.5	18.3	1,977.3	74.2
Total CMBS bonds	1,011.8	404.5	422.8	610.5	28.6	2,478.2	93.0
IO	182.3	0	0	0	3.1	185.4	7.0
Total fair value	$1,194.1	$404.5	$422.8	$610.5	$31.7	$2,663.6	100.0%
% of Total fair value	44.8%	15.2%	15.9%	22.9%	1.2%	100.0%

1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our CMBS bonds are rated investment grade and classified as Group II.

We continue to focus on single-borrower CMBS because we believe these transactions provide for the opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we added approximately $100 million to the CMBS bond portfolio. The net new acquisitions during the third quarter 2015 increased our allocation of single borrower CMBS from 71% to 74%, while reducing our allocation to multi-borrower CMBS from 21% to 19%. Duration has remained fairly consistent and increased from 3.0 to 3.1 years during the quarter. The average credit quality was A+ at September 30, 2015, compared to AA- as of June 30, 2015, reflecting security purchases made in the A to BBB- range and an overall reduction of AAA securities.
With the exception of $177.5 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at September 30, 2015 and 2014, and December 31, 2014, were $3,067.9 million, $2,172.8 million, and $2,139.2 million, respectively, of state and local government obligations. These securities had a duration of 3.6 years at September 30, 2015, compared to 3.0 years at both September 30, 2014 and December 31, 2014; the overall credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had a net unrealized gain of $42.9 million at September 30, 2015, compared to $48.6 million and $43.5 million at September 30, 2014 and December 31, 2014, respectively.

The following table details the credit quality rating of our municipal securities at September 30, 2015, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2015)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$326.8	$507.4	$834.2
AA	474.2	1,171.5	1,645.7
A	9.0	527.3	536.3
BBB	1.2	50.5	51.7
Non-investment grade/non-rated	0	0	0
Total	$811.2	$2,256.7	$3,067.9

Included in revenue bonds were $796.5 million of single family housing revenue bonds issued by state housing finance agencies, of which $507.9 million were supported by individual mortgages held by the state housing finance agencies and $288.6 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

The increase in municipal securities since December 31, 2014 was largely the result of our acquisition in ARX, which accounts for $672.0 million, or 21.9%, of our total municipal securities at September 30, 2015. The portfolio acquired through ARX is approximately 50% municipal securities, both taxable and tax-free, with the majority tax-free. The remaining increase during the first nine months of 2015 was due to additions to the portfolio, primarily high-quality revenue bonds.
CORPORATE SECURITIES
Included in our fixed-income securities at September 30, 2015 and 2014, and December 31, 2014, were $3,799.5 million, $2,519.1 million, and $2,836.7 million, respectively, of corporate securities. These securities had a duration of 3.7 years at September 30, 2015, compared to 3.3 years at September 30, 2014 and December 31, 2014. The overall credit quality rating was BBB at September 30, 2015 and BBB- at September 30, 2014 and December 31, 2014. These securities had net unrealized gains of $2.0 million, $17.6 million, and $22.5 million at September 30, 2015 and 2014, and December 31, 2014, respectively.

We have increased our allocation to corporates throughout 2015 due to attractive valuations and our acquisition of ARX, which accounts for $182.3 million, or 4.8%, of our total corporate securities at September 30, 2015. The combination of many large acquisition related financings in the investment-grade market along with an increase in overall market volatility has given us the opportunity to add securities with a strong risk/return profile. The high-yield market continued to experience turbulence throughout the third quarter with much of it centered in areas where we do not have exposure (e.g., the energy and metals/mining industries). New funds entering the high-yield market have been attracted to industries that are perceived to be safer investments and that has allowed us to reduce our high-yield exposure at attractive levels this year.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at September 30, 2015)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$2.0	$264.4	$846.0	$187.8	$1,300.2
Industrial	0	0	135.0	602.0	193.2	930.2
Communications	0	0	60.3	373.1	77.5	510.9
Financial Services	50.8	30.1	190.0	264.4	154.4	689.7
Agency	33.4	2.3	0	0	0	35.7
Technology	0	38.3	61.8	77.2	0	177.3
Basic Materials	0	0	4.9	48.8	0	53.7
Energy	3.5	37.9	60.4	0	0	101.8
Total	$87.7	$110.6	$776.8	$2,211.5	$612.9	$3,799.5
At September 30, 2015, we held $625.6 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries, primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at September 30, 2015.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2015, we held $249.8 million in redeemable preferred stocks and $775.6 million in nonredeemable preferred stocks, compared to $284.8 million and $763.3 million, respectively, at September 30, 2014, and $279.2 million and $827.5 million at December 31, 2014.
Our preferred stock portfolio had net unrealized gains of $118.3 million, $235.8 million, and $213.7 million, at September 30, 2015 and 2014, and December 31, 2014, respectively.

Preferred returns were weak in the third quarter of 2015. Because of their higher risk, preferred stocks offer a higher yield than the majority of the fixed-income portfolio. We continue to view preferred stocks as an attractive sector and, during the third quarter of 2015, we added selectively as the sector dropped in price.

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
Our preferred stock portfolio had a duration of 2.2 years at September 30, 2015, compared to 2.1 years at September 30, 2014 and 2.3 years at December 31, 2014. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- at September 30, 2015, compared to BB+ at September 30, 2014 and December 31, 2014. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at September 30, 2015)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$47.9	$340.1	$246.9	$634.9
Foreign banks	0	32.5	36.9	69.4
Insurance holdings	0	29.8	63.4	93.2
Other financial institutions	9.9	28.8	27.5	66.2
Total financial services	57.8	431.2	374.7	863.7
Industrials	0	64.3	41.4	105.7
Utilities	0	56.0	0	56.0
Total	$57.8	$551.5	$416.1	$1,025.4
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2015, all of our preferred securities continued to pay their dividends in full and on time. Approximately 66% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
We held $78.1 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries. We had no direct exposure to southern European-domiciled companies at September 30, 2015.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2015		September 30, 2014		December 31, 2014
Indexed common stocks	$2,203.2	88.7%	$2,080.2	87.4%	$2,192.1	87.9%
Managed common stocks	280.4	11.2	298.8	12.5	299.8	12.0
Total common stocks	2,483.6	99.9	2,379.0	99.9	2,491.9	99.9
Other risk investments	0.3	0.1	0.4	0.1	0.4	0.1
Total common equities	$2,483.9	100.0%	$2,379.4	100.0%	$2,492.3	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error when compared to the Russell 1000 Index. We held 740 out of 1,035, or 71%, of the common stocks comprising the Russell 1000 Index at September 30, 2015, which made up 89% of the total market capitalization of the index. During the third quarter 2015, we reallocated about $100 million from our fixed-income portfolio into our indexed portfolio.

The actively managed common stock portfolio has been managed by two external investment managers. At September 30, 2015, the fair value of the actively managed portfolio was $280.4 million, compared to a cost basis of $260.7 million. In October, we terminated our agreement with one external investment manager and reinvested the proceeds into our equity indexed portfolio, which reduced the fair value of our actively managed equities by $161.2 million and the cost basis by $158.4 million based on the September 30, 2015 valuation.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.
Derivative Instruments
CASH FLOW HEDGES
We issued $400 million of 3.70% Senior Notes in January 2015 and $350 million of 4.35% Senior Notes in April 2014. Upon issuance, we closed forecasted debt issuance hedges, which were entered into to hedge against a possible rise in interest rates, and recognized a $12.9 million and a $1.6 million pretax loss, respectively, as part of accumulated other comprehensive income (loss). The losses will be recognized as an adjustment to interest expense and amortized over the applicable lives of the Senior Notes.
We repurchased a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during the third quarter of 2015 and 2014, and we reclassified $0.2 million and $0.5 million, respectively, of unrealized gains on forecasted transactions to net realized gains on securities.

See Note 2 – Investments for further discussion.
INTEREST RATE SWAPS
We use interest rate swaps to manage the fixed-income portfolio duration. The $750 million notional value swaps reflected a loss for the first nine months of 2015 and 2014, as interest rates fell during each of these periods. The following table summarizes our interest rate swaps activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Date			September 30,
Term	Effective	Maturity	Coupon	2015	2014	2015	2014	2015	2014
Open:
10-year	04/2013	04/2023	Receive variable	$150	$150	$(5.6)	$(0.2)	$(6.3)	$(8.1)
10-year	04/2013	04/2023	Receive variable	185	185	(6.9)	(0.3)	(7.7)	(9.9)
10-year	04/2013	04/2023	Receive variable	415	415	(15.4)	(0.7)	(17.2)	(22.4)
Total interest rate swaps				$750	$750	$(27.9)	$(1.2)	$(31.2)	$(40.4)
U.S. TREASURY FUTURES
We use treasury futures to manage the fixed-income portfolio duration. The contracts were opened during the second quarter 2015 and closed as of September 30, 2015. The positions reflect a net gain, as rates rose overall during the period held. We did not hold any treasury futures during 2014. The following table summarizes our treasury futures activity:

						Net Realized Gains (Losses)
				Notional Value		Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	Date			September 30,
Term	Effective	Maturity	Bought/Sold	2015	2014	2015	2014	2015	2014
Closed:
10-year	Various	Various	Sold	$139.5	$0	$0.2	$0	$1.2	$0
5-year	Various	Various	Sold	365.0	0	(0.2)	0	0.6	0
Total treasury futures				$504.5	$0	$0	$0	$1.8	$0

B. Investment Results
We report total return to reflect more accurately our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount, for certain securities that receive preferential tax treatment (e.g., municipal securities), net realized gains (losses) on securities, and changes in net unrealized gains (losses) on investments.
Investment income (interest and dividends, before investment and interest expenses) increased 10% for the first nine months of 2015, compared to the same period last year. The increase is the result of an increase in average assets, a combination of profitable underwriting results, and the acquisition of a controlling interest in ARX during the second quarter 2015.

The following summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
Pretax recurring investment book yield (annualized)	2.4%	2.3%	2.4%	2.4%
Weighted average FTE book yield (annualized)	2.7%	2.6%	2.7%	2.7%
FTE total return:
Fixed-income securities	0.6%	0.3%	1.5%	2.7%
Common stocks	(6.9)%	0.2%	(5.3)%	7.4%
Total portfolio	(0.4)%	0.3%	0.6%	3.3%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2015	2014	2015	2014
Fixed-income securities:
U.S. Treasury Notes	(1.1)%	0%	(0.3)%	0%
Municipal bonds	1.9%	1.3%	3.0%	5.2%
Corporate bonds	0.9%	(0.4)%	2.4%	2.7%
Commercial mortgage-backed securities	1.1%	0.2%	2.2%	3.8%
Collateralized mortgage obligations	0.6%	0.4%	1.6%	2.2%
Asset-backed securities	0.4%	0.6%	1.1%	2.4%
Agency residential pass-through obligations	1.9%	NA	1.0%	NA
Agency debt	0.3%	NA	0.3%	NA
Preferred stocks	(1.1)%	0.7%	1.0%	10.7%
Common stock portfolios:
Indexed	(6.6)%	0.7%	(4.6)%	8.3%
Actively managed	(8.9)%	(2.7)%	(9.4)%	2.4%
NA = Not Applicable

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in economic conditions (including changes in interest rates and financial markets that affect the valuation of securities, including derivatives, in our portfolio); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions; the accuracy and adequacy of our pricing, loss reserving, and reinsurance methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; our ability to obtain adequate reinsurance at acceptable rates and to collect under our reinsurance contracts; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; weather conditions (including the severity and frequency of storms, hurricanes, floods, snowfalls, hail, and winter conditions); changes in driving patterns, including vehicle usage as influenced by the level of oil and gas prices, among other factors; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems, including protecting our information technology systems from cyber-attacks and other intrusions, and business functions, and safeguard personal and sensitive information and data in our possession; our continued access to and functionality of third-party systems that are critical to our business; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.9 years and 1.6 years at September 30, 2015 and December 31, 2014, respectively. The weighted average beta of the equity portfolio was 0.99 at September 30, 2015 compared to 1.01 at December 31, 2014. Although components of the portfolio have changed, including the addition of the investment securities held by ARX, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
During the second quarter 2015, Progressive acquired a controlling interest in ARX Holding Corp. ARX represented about 4% of our consolidated revenues and about 10% of pre-tax income for the third quarter 2015 and accounted for about 6% of total assets as of September 30, 2015. We are currently working to incorporate ARX and its subsidiaries into our evaluation of internal controls over financial reporting, and plan to have them fully incorporated by June 30, 2016.
Other than the acquisition mentioned above, we are not aware of any material change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2015. There have been no material changes in the risk factors that were discussed in these two reports.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2015 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	272,018	$30.73	59,296,679	15,703,321
August	1,502,726	29.57	60,799,405	14,200,595
September	465,010	30.02	61,264,415	13,735,585
Total	2,239,754	$29.81
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2015, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.
Item 5. Other Information.
I. GRANTS OF PLAN-BASED EQUITY AWARDS

On August 11, 2015, we granted to each of S. Patricia Griffith, our Personal Lines Chief Operating Officer, and John P. Sauerland, our Chief Financial Officer, a special performance-based award for 64,663 restricted stock units (at target) under The Progressive Corporation 2015 Equity Incentive Plan. These awards had an aggregate dollar value of approximately $4.0 million. The terms of these awards are designed to incentivize and reward the growth in the percentage of bundled auto policies (i.e., an auto policy combined with a special lines or homeowners policy), which will be measured over a three-year performance period beginning on the last day of the second quarter of 2015 and ending on the last day of the second quarter of 2018. Based on the percentage growth achieved over the three-year performance period, the awards can vest from one to two times the original grant if minimum performance is achieved. In addition to the growth goal, the awards will not vest if we do not achieve a trailing 12-month combined ratio of 96 or less at the end of the three-year performance period.

II. OTHER
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our third quarter 2015 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 71.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date: November 5, 2015	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3	3.1	Code of Regulations of the Progressive Corporation	Current Report on Form 8-K (filed on August 11, 2015; Exhibit 3.1 therein)

10	10.1	Restricted Stock Unit Award Agreement (2015 Performance-Based Award - Special Award)	Current Report on Form 8-K (filed on August 14, 2015; Exhibit 10.1 therein)

10	10.2	The Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on August 11, 2015; Exhibit 10.1 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith