Form 10-K
period 2015-12-31
PROGRESSIVE CORP/OH/
filed 2016-02-29
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2015: $16,089,731,768
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2016: 584,328,057

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2016, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2015, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has insurance and non-insurance subsidiaries and affiliates. Our insurance subsidiaries and affiliates provide personal and commercial automobile and property insurance, other specialty property-casualty insurance and related services. Our vehicle insurance products protect our customers against losses due to collision and physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our property insurance products protect our customers against losses due to damages to their structure or possessions within the structure, as well as liability for accidents occurring in the structure or on the property. Our non-insurance subsidiaries and affiliates generally support our insurance and investment operations. We operate our vehicle businesses and our property business in a majority of the United States; we also sell personal auto physical damage and auto property damage liability insurance in Australia.
In April 2015, The Progressive Corporation acquired a controlling interest in ARX Holding Corp. (“ARX”), the parent company of American Strategic Insurance and other insurance subsidiaries and affiliates (“ASI”), and we now write property insurance for homeowners, other property owners, and renters. As a result of this acquisition, as of the acquisition date, we began reporting this business as a separate segment. The Progressive Corporation and the other continuing ARX stockholders and stock option holders are parties to a stockholders’ agreement, which addresses the parties’ respective rights and obligations. Among other provisions, the stockholders’ agreement allows, and in certain circumstances requires, The Progressive Corporation to acquire 100% of the outstanding equity of ARX by the end of 2021. These provisions are described in Note 16 - Redeemable Noncontrolling Interest to our financial statements included in our 2015 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the “Annual Report”). Until The Progressive Corporation owns 100% of the outstanding equity of ARX, the interests of the minority stockholders in ARX’s income and assets are reflected in our financial statements as noncontrolling interest.
(b) Financial Information About Segments
Incorporated by reference from Note 10 - Segment Information in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
(c) Narrative Description of Business
We had net premiums written of $20.6 billion in 2015, compared to $18.7 billion in 2014, and $17.3 billion in 2013. Our combined ratio, which we calculate by dividing the sum of our loss and loss adjustment expenses, policy acquisition costs, and other underwriting expenses, less fees and other revenues, by our net premiums earned, was 92.5 in 2015, 92.3 in 2014, and 93.5 in 2013.
Organization
Our operations are run by our executive team, which consists of our Chief Executive Officer and the heads of our major business areas that report to him: a Chief Financial Officer, Personal Lines Chief Operating Officer (PLCOO), President of Commercial Lines, Chief Investment Officer, Chief Legal Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer; and the Presidents of Personal Lines, Claims, and Customer Relationships, each of whom report to the PLCOO. Our Property business is headed by the President and Chief Executive Officer of ARX, who reports to the ARX Board of Directors; we appoint three of the five members of the ARX Board.
Our insurance and claims organizations are generally managed on a state-by-state basis, due to the nature of insurance, legal and regulatory requirements, and other local factors, and are supplemented by national operations and supported by our corporate functions as appropriate.  State-specific organizations typically report to a regional manager, who then reports to the applicable group president. Separate managers and organizations are responsible for Australia and our California Agency operations.
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles. As of December 31, 2015, we write personal auto insurance in all 50 states and the District of Columbia and we write the majority of our special lines products in all 50 states. We also write personal auto insurance in Australia.
This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. The Personal Lines business accounted for 86% of total net premiums written in 2015 and

90% in both 2014 and 2013. Our strategy is to be a competitively priced provider of a full line of auto insurance products with distinctive service, distributed through whichever channel the customer prefers. Volume potential is driven by our price competitiveness, brand recognition, service quality, and the actions of our competitors, among other factors. See “Competitive Factors” below for further discussion.
The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•
Personal auto insurance represented approximately 92% of our total Personal Lines net premiums written in 2015 and 2014, and 91% in 2013. This business includes Snapshot®, our usage-based insurance program, which is available to consumers through both the Agency and Direct channels in 48 states and the District of Columbia.

We ranked fourth in market share in the U.S. private passenger auto market for 2014 based on net premiums written and believe that we continued to hold that position during 2015. There are approximately 310 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $2.0 billion of premiums annually, comprise about 79% of this market. For 2014, the industry net premiums written for private passenger auto insurance in the United States was $183.5 billion, and our share of this market was approximately 8.9%, which was up 0.2% compared to 2013; comparable industry data is not available for 2015 at this time. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

•
Special lines products include insurance for motorcycles, ATVs, RVs, manufactured homes, watercraft, snowmobiles, and similar items, and represented about 8% of our Personal Lines business for 2015 and 2014, and 9% in 2013. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest providers of these products, and that we have been the market share leader for the motorcycle product since 1998. As of December 31, 2015, we also offered a personal umbrella insurance product in 37 states and the District of Columbia through certain independent agents and to Direct customers via telephone.

Our Personal Lines products are sold through both the Agency and Direct channels.

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. Our guidelines prescribe the kinds and amounts of coverage that may be written and the premium rates that may be charged for specified categories of risk. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 52% of our Personal Lines volume in 2015, compared to 54% in 2014 and 56% in 2013.

•
The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The Direct business represented 48% of our Personal Lines volume in 2015, compared to 46% in 2014 and 44% in 2013.

In our Personal Lines segment, we are continuing to focus on our efforts to further penetrate customer households through cross-selling auto policies with other products, including through Progressive Home Advantage® (PHA), to meet a broad range of customer needs. PHA is the program in which we “bundle” our auto product with property insurance provided by ASI, primarily in the Agency channel, or unaffiliated insurance carriers in the Direct channel. In addition, we introduced the Platinum product, which is a home and auto insurance combined offering that provides the agents a single offering with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. Platinum is targeted to those agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. Bundled products are becoming an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have lower claims costs.

Commercial Lines
The Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominately by small businesses as a part of the commercial auto market. We offer these products in 49 states; we do not currently write Commercial Lines products in Hawaii or the District of Columbia. This business represented 11% of our total net premiums written in 2015, and 10% during each of the two preceding years. Our Commercial Lines customers on average insure approximately two vehicles. Even though we continue to write over 90% of our Commercial Lines business through the Agency channel, net premiums written through the Direct channel increased by 12% in 2015. The Commercial Lines business operates in the following business market targets:

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
There are approximately 330 competitors in the total U.S. commercial auto market. We primarily compete with about 37 other large companies/groups, each with over $150 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 78% of this market. Our Commercial Lines business ranked second in the commercial auto insurance market for 2014 based on net premiums written; we expect final industry data for 2015 to show that we were ranked first in the commercial auto market for the year.
Property
ASI, one of the 20 largest homeowners carriers in the United States, specializes in personal and commercial property insurance, personal umbrella insurance, and primary and excess flood insurance. There are approximately 380 competitors in the homeowners insurance market nationwide. The top 20 carriers comprise about 76% of the market.
Our Property business writes homeowners and renters insurance, primarily in the Agency channel in 31 states and the District of Columbia for personal property insurance and in 4 states for commercial property insurance. We also write flood insurance in 37 states and D.C. Property policies are generally written on a 12-month basis. As discussed above, ASI is the exclusive provider of homeowners products for new PHA business in our Agency channel.
Our Property business represented about 3% of our total net premiums written in 2015. We tend to see more business written during the second and third quarters based on the nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. Approximately 97% of the Property net premiums written were for policies covering personal residential property (single family homes, condominium unit owners, rental coverage, etc.), with the remaining 3% covering commercial property and other coverages. The commercial business principally includes insurance covering real estate owned by condominium and homeowners associations and similar entities, as well as apartment complexes. For 2015, Texas and Florida comprised just over half of our Property business based on premium volume.
ASI has exposure to losses from catastrophes and other severe storms. To help mitigate these risks, ASI purchases reinsurance from unaffiliated reinsurance companies (most of which are “A” rated by A.M. Best) and from a reinsurance company established as part of a catastrophe bond transaction. In addition, ASI purchases state-mandated hurricane reinsurance in Florida. With respect to 2015, approximately 26% of ASI’s premiums written were ceded, including approximately 10% ceded under catastrophe reinsurance programs.
Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability business. We had only five professional liability policies in force as of December 31, 2015, although we continue to process claims on expired policies.

Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•
Commercial Auto Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in 41 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. We have an agreement with AIPSO (the national organization responsible for administering the involuntary insurance market) under which we will receive a supplemental fee, when necessary, to satisfy a minimum servicing fee requirement; this agreement is scheduled to expire on August 31, 2018. We cede 100% of the premiums and losses to the plans. Reimbursements to us from the CAIP plans are required by state laws and regulations. Material violations of contractual service standards can result in ceding restrictions for the affected business. We have maintained, and plan to continue to maintain, compliance with these standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-based businesses – We have two commission-based service businesses:
In our Direct business, through Progressive Home Advantage®, we offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies on a nationwide basis. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Through Progressive Commercial AdvantageSM, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of December 31, 2015. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Claims
We manage our vehicle claims handling on a companywide basis through approximately 215 stand-alone claims offices located throughout the United States. In addition, we operate 67 Service Centers in 51 metropolitan areas across the country, of which 53 have combined claims offices and Service Centers to improve our efficiency and manage costs. Insureds and other claimants can elect to have their vehicles repaired by their own repair shops, have their vehicles repaired by one of our network shops, or have the entire repair process coordinated by one of our Service Centers. If a customer elects to repair their vehicle through a Service Center, we provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. This innovative, patented approach to the vehicle repair process increases consumer satisfaction and our productivity and improves the cycle time in comparison to our other claims settlement processes. Under the Service Center and network shop options, we guarantee the repairs for as long as the customer owns or leases their car. If a customer decides not to repair their vehicle, our representatives will write an estimate and the customer can receive payment on the spot. ASI handles property claims separately through a network primarily of independent claims adjusters.

Competitive Factors
The automobile insurance and other property-casualty markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional insurers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Many competitors invest heavily in advertising and marketing efforts and/or expanding their online or mobile service offerings. Over the past decade, these changes have further intensified the competitive nature of the property-casualty insurance markets in which we operate.
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
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Some of our competitors have many more patents than we do. A year ago, we had eight U.S. patents, and additional patent applications pending, with respect to certain methods, systems, and devices related to usage-based insurance. Certain of these patents expired in January 2016. The other patents have been invalidated by the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office. All appeals have been exhausted. As a result of the foregoing, we no longer have any enforceable patents related to usage-based insurance. Nonetheless, we continue to have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 15 billion driving miles derived from usage-based devices. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.

We also hold a U.S. patent (expiring in 2021), and have a U.S. patent application pending, on the innovative approach to vehicle repair service used in our Service Centers, as described above, and two U.S. patents (expiring in 2028) on the Name Your Price® functionality on our website. In addition, we hold two patents (expiring in 2019) related to our online policy self-service technology. Two related patents were successfully challenged in actions filed with the PTAB (in conjunction with the proceedings described above) and all appeals have been exhausted.
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
Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Our insurance subsidiaries and our mutual insurance company affiliate are domiciled in the states of Delaware, Florida, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.

State insurance laws impose numerous requirements, conditions, and limitations on the operations of insurance companies. Insurance departments have broad regulatory powers relating to those operations. Regulated areas include, among others:

•	Licensing of insurers and agents,

•	Capital and surplus requirements,

•	Statutory accounting principles specific to insurance companies and the content of required financial and other reports,

•	Requirements for establishing insurance reserves,

•	Investments,

•	Acquisitions of insurers and transactions between insurers and their affiliates,

•	Limitations on rates of return or profitability,

•	Rating criteria, rate levels, and rate changes,

•	Insolvencies of insurance companies,

•	Assigned risk programs,

•	Authority to exit a business, and

•	Numerous requirements relating to other areas of insurance operations, including: required coverages, policy forms, underwriting standards, and claims handling.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2015, we had net premiums written of $20.6 billion and statutory surplus of $7.6 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.7 to 1, reflecting a lower premiums-to-surplus ratio maintained on our Property business. In addition, as of December 31, 2015, we had access to $1.3 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2015, our RBC ratios were well in excess of minimum requirements.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Since 2010, the Federal Insurance Office has been required to collect information about the insurance industry and monitor the industry for systemic risk.
In addition to our U.S. operations, we write personal auto physical damage and auto property damage liability insurance in Australia through a branch of one of our U.S. insurance subsidiaries. This insurance is primarily offered through the Internet. We do not write auto bodily injury liability or medical payment insurance in Australia. There are two primary agencies that regulate insurance in Australia: the Australian Securities and Investment Commission, which regulates consumer disclosures, and the Australian Prudential Regulatory Authority, which regulates solvency. Both agencies enforce laws within their jurisdictions, issue regulations, take enforcement actions, and, in general, have broad regulatory powers. Progressive Direct Insurance Company has been issued licenses by both agencies and the licenses are in good standing.

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

Investments
Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $20.9 billion at December 31, 2015, compared to $19.0 billion at December 31, 2014. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. Total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $567.3 million in 2015, compared to $632.6 million in 2014 and $740.4 million in 2013. On a pretax total return basis (i.e., total investment income plus changes in unrealized gains/losses), investment income was $242.9 million, $747.9 million, and $870.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. For more detailed discussion, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Employees
The number of employees at December 31, 2015 was 28,580, all of whom were employed by subsidiaries of The Progressive Corporation, including 620 employees employed by ARX and its subsidiaries and affiliates.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of our insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or “IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are continually reviewed and adjusted as experience develops and new information becomes known. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current year results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices, primarily for our vehicle businesses, can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on August 26, 2015, as well as in section “V. Critical Accounting Policies” of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report, which is included as Exhibit 13 to this Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.
The following table provides a reconciliation of beginning and ending estimated liability balances for the last three years:
RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(millions)	2015	2014	2013
Balance at January 1	$8,857.4	$8,479.7	$7,838.4
Less reinsurance recoverables on unpaid losses	1,185.9	1,045.9	862.1
Net balance at January 1	7,671.5	7,433.8	6,976.3
Net loss and loss adjustment expense reserves acquired[1]	222.4	0	0
Total net balance at January 1	7,893.9	7,433.8	6,976.3
Incurred related to:
Current year	14,657.1	13,330.3	12,427.3
Prior years	(315.1)	(24.1)	45.1
Total incurred	14,342.0	13,306.2	12,472.4
Paid related to:
Current year	9,577.3	8,831.5	8,095.0
Prior years	4,062.3	4,237.0	3,919.9
Total paid	13,639.6	13,068.5	12,014.9
Net balance at December 31	8,596.3	7,671.5	7,433.8
Plus reinsurance recoverables on unpaid losses	1,442.7	1,185.9	1,045.9
Balance at December 31	$10,039.0	$8,857.4	$8,479.7
1Net reserves acquired in ARX acquisition.

Our reserves developed favorably by $315.1 million in 2015 and $24.1 million in 2014, compared to unfavorable development of $45.1 million in 2013, which is reflected as “Incurred related to prior years” in the table above. Total development consists of net changes made by our actuarial department on prior accident year reserves, based on regularly scheduled reviews, claims settling for more or less than reserved, changes in reserve estimates by claim representatives, and emergence of unrecorded claims at rates different than anticipated.
During 2015, favorable reserve development was recognized in all of our segments, with Personal Lines accounting for about 70% and the remainder split between our Commercial Lines and Property businesses. The personal auto and Commercial Lines development was primarily related to bodily injury and uninsured motorist bodily injury coverages, due to lower than anticipated severity. For the Property business the favorable development was due to lower than anticipated frequency and severity.
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
We have not entered into any loss reserve transfers or similar transactions having a material effect on earnings or reserves.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT
($ in millions)
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Liability for Unpaid Losses and LAE-Gross	$5,660.3	$5,725.0	$5,942.7	$6,177.4	$6,653.0	$7,071.0	$7,245.8	$7,838.4	$8,479.7	$8,857.4	$10,039.0
Liability for Unpaid Losses and LAE-Acquired	—	—	—	—	—	—	—	—	—	264.3	—
Liability for Unpaid Losses and LAE-Gross	5,660.3	5,725.0	5,942.7	6,177.4	6,653.0	7,071.0	7,245.8	7,838.4	8,479.7	9,121.7	10,039.0
Less: Reinsurance Recoverables on Unpaid Losses[1]	347.2	361.4	287.5	244.5	529.4	704.1	785.7	862.1	1,045.9	1,227.8	1,442.7
Liability for Unpaid Losses and LAE-Net[2]	5,313.1	5,363.6	5,655.2	5,932.9	6,123.6	6,366.9	6,460.1	6,976.3	7,433.8	7,893.9	8,596.3
Paid (Cumulative) as of:
One year later	2,662.1	2,897.4	3,036.9	3,172.0	3,047.0	3,252.3	3,536.5	3,919.9	4,237.0	4,062.3
Two years later	3,931.0	4,240.4	4,361.4	4,427.8	4,348.4	4,724.0	5,111.6	5,580.8	5,857.3	—
Three years later	4,584.7	4,856.2	4,966.1	5,031.7	5,007.9	5,459.4	5,876.1	6,304.6	—	—
Four years later	4,839.1	5,121.9	5,227.5	5,314.7	5,323.9	5,794.3	6,182.9	—	—	—
Five years later	4,948.7	5,229.0	5,340.1	5,452.0	5,467.9	5,937.0	—	—	—	—
Six years later	4,995.6	5,282.1	5,402.3	5,521.1	5,537.6	—	—	—	—	—
Seven years later	5,023.7	5,317.8	5,443.0	5,563.3	—	—	—	—	—	—
Eight years later	5,042.3	5,344.5	5,472.0	—	—	—	—	—	—	—
Nine years later	5,061.2	5,358.6	—	—	—	—	—	—	—	—
Ten years later	5,068.0	—	—	—	—	—	—	—	—	—
Liability Re-estimated as of:
One year later	5,066.2	5,443.9	5,688.4	5,796.9	5,803.2	6,124.9	6,482.1	7,021.4	7,409.7	7,578.8
Two years later	5,130.5	5,469.8	5,593.8	5,702.1	5,647.7	6,074.4	6,519.6	6,994.7	7,402.4	—
Three years later	5,093.6	5,381.9	5,508.0	5,573.8	5,575.0	6,075.9	6,495.4	6,983.2	—	—
Four years later	5,046.7	5,336.5	5,442.1	5,538.5	5,564.6	6,050.6	6,459.8	—	—	—
Five years later	5,054.6	5,342.8	5,452.8	5,580.0	5,605.6	6,097.4	—	—	—	—
Six years later	5,060.8	5,352.8	5,475.6	5,609.1	5,638.8	—	—	—	—	—
Seven years later	5,070.2	5,369.7	5,501.3	5,634.9	—	—	—	—	—	—
Eight years later	5,081.7	5,391.2	5,527.1	—	—	—	—	—	—	—
Nine years later	5,100.6	5,406.4	—	—	—	—	—	—	—	—
Ten years later	5,110.2	—	—	—	—	—	—	—	—	—
Net Cumulative Development Favorable/ (Unfavorable)	$202.9	$(42.8)	$128.1	$298.0	$484.8	$269.5	$0.3	$(6.9)	$31.4	$315.1
Percentage[3]	3.8	(0.8)	2.3	5.0	7.9	4.2	—	(0.1)	0.4	4.0
Re-estimated Liability for Unpaid Losses and LAE-Gross	$5,725.4	$6,076.5	$6,217.9	$6,368.2	$6,451.4	$7,041.4	$7,442.9	$8,081.2	$8,592.4	$8,882.3
Less: Re-estimated Reinsurance Recoverables on Unpaid Losses	615.2	670.1	690.8	733.3	812.6	944.0	983.1	1,098.0	1,190.0	1,303.5
Re-estimated Liability for Unpaid Losses and LAE - Net[2]	$5,110.2	$5,406.4	$5,527.1	$5,634.9	$5,638.8	$6,097.4	$6,459.8	$6,983.2	$7,402.4	$7,578.8
Gross cumulative Development: Favorable /(Unfavorable)	$(65.1)	$(351.5)	$(275.2)	$(190.8)	$201.6	$29.6	$(197.1)	$(242.8)	$(112.7)	$239.4
1 Reinsurance Recoverables on Unpaid Losses for 2014 include $41.9 million related to the balance of ARX's reinsurance recoverables upon acquisition.
2 Represents loss and LAE reserves net of reinsurance recoverables on net unpaid losses at the balance sheet date.
3 Cumulative development ÷ liability for unpaid losses and LAE - net.

The above table presents the development of balance sheet liabilities for losses and LAE from 2005 through 2014. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at December 31 for each of the indicated years for the property-casualty insurance subsidiaries only. This liability represents the estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR. The table also presents the re-estimated liability for unpaid losses and LAE on a gross and net basis, with separate disclosure of the re-estimated reinsurance recoverables on unpaid losses.

The upper section of the table (labeled “Paid (Cumulative) as of”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The middle portion of the table (labeled “Liability Re-estimated as of”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the balance sheet date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, as of December 31, 2015, our insurance subsidiaries had paid $5,358.6 million of the currently estimated $5,406.4 million of losses and LAE that had been unpaid at the end of 2006; thus, an estimated $47.8 million of losses incurred through 2006 remain unpaid as of the current financial statement date.
The “Net Cumulative Development” represents the aggregate change in the ultimate loss estimate over all prior years. For example, the 2005 liability has developed favorably by $202.9 million over ten years. That amount has been reflected in income over the ten years and had the largest impact on income in calendar year 2006. The effects on income during the past three years due to changes in estimates of the liabilities for losses and LAE are shown in the reconciliation table on page 11 as the “prior years” contribution to incurred losses and LAE.
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
The favorable reserve development for 2005 and 2007 through 2010 was about 2% to 8% of our original carried reserves, which primarily reflects the decreases in severity between our original estimate and what we experienced in both our personal auto and commercial auto businesses during that period. For 2011, 2012, and 2013, we experienced very minimal development, or less than 1% of our original estimate. The favorable development for 2014 primarily reflects lower than anticipated severity than was originally estimated in all segments.
Although the detail is not presented in the table on page 13, we also re-estimate the reinsurance recoverables on unpaid losses each year. The top of the table shows the amount of reinsurance recoverables on unpaid losses that we had at the end of the calendar year, while the bottom shows the reserves re-estimated based on development in subsequent years. For example, at December 31, 2014, we estimated our reinsurance recoverables on unpaid losses to be $1,227.8 million. During 2015, these reserves developed unfavorably by $75.7 million, bringing the re-estimated reinsurance recoverables on unpaid losses to $1,303.5 million, as shown at the bottom of the table. Over the last ten years, we have experienced unfavorable development in our reinsurance recoverables on unpaid losses. The majority of this development reflects our continuing process of re-evaluating Michigan PIP claims that require lifetime reserve estimates. As a result, we have increased both our direct reserves and corresponding reinsurance recoverables, since these claims are reinsured through the Michigan Catastrophic Claims Association (MCCA) state-mandated plan. The MCCA is funded indirectly through an assessment that insurance companies collect from policyholders in the state; therefore, our exposure to losses from the failure of this reinsurer is minimal. For our Property business the development during 2015 was consistent on a gross and net basis.
The Analysis of Loss and Loss Adjustment Expenses Development table on page 13 is constructed from Schedule P, Part-1, from the Consolidated Annual Statements of Progressive’s insurance subsidiaries, as filed with the state insurance departments.

(d) Financial Information About Geographic Areas
We operate our businesses throughout the United States; we also sell personal auto physical damage and auto property damage liability insurance in Australia. For the years ended December 31, 2015, 2014, and 2013, net premiums earned in our Australian business were $15.9 million, $17.1million, and $13.0 million, respectively. The amount of Australian assets is immaterial to our consolidated financial condition.

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

ITEM 1A. RISK FACTORS
Our business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into four broad categories in assessing how they may affect our financial condition, cash flows, and results of operations, as well as our ability to achieve our business objectives:

•	Insurance Risks - risks associated with assuming, or indemnifying for, the losses or liabilities incurred by policyholders

•	Operating Risks - risks stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations

•	Market Risks - risks that may cause changes in the value of assets held in our investment portfolios, and

•
Credit and Other Financial Risks - the risks that the other party to a transaction will fail to perform according to the terms of a contract, or that we will be unable to satisfy our obligations when due or obtain capital when necessary.

Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. For example, although presented as an Operating Risk below, governmental regulation of insurance companies also affects our underwriting, investing, and financing activities, which are addressed separately under Insurance Risks, Market Risks, and Credit and Other Financial Risks below. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed.
It also should be noted that our business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond our control. Issues such as unemployment rates, the number of vehicles sold, home ownership trends, inflation or deflation, consumer confidence, and construction spending, among a host of other factors, will have a bearing on the amount of insurance that is purchased by consumers and small businesses and the costs that we incur. Also, to the extent that we have a concentration of business in one or more states or regions of the country, general economic conditions in those states or regions may have a greater impact on our business.
We cannot predict whether the risks and uncertainties discussed in this section, or other risks not presently known to us or that we currently believe to be immaterial, may develop into actual events and impact our businesses. If any one or more of them does so, the events could materially adversely affect our financial condition, cash flows, or results of operations, and the market prices of our common shares or debt securities could decline.
This information should be considered carefully together with the other information contained in this report and in the other reports and materials filed by us with the SEC, as well as news releases and other information we publicly disseminate from time to time.

I.     Insurance Risks
Our success depends on our ability to underwrite and price risks accurately and to charge adequate rates to policyholders.
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
Pricing involves the acquisition and analysis of historical accident and loss data, and the projection of future accident trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory actions

•	the frequency and severity of catastrophe events

•	our ability to understand the impact of ongoing changes in our claims settlement practices

•	changing vehicle usage and driving patterns, which may be influenced by oil and gas prices, the emerging “sharing economy,” or residential occupancy patterns, among other factors

•	advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies and events, and

•	unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction labor and materials costs.
The realization of one or more of these risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions, or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our underwriting profit margins, or we could overprice risks, which could reduce our competitiveness and growth prospects. In either event, our financial condition, cash flows, and results of operations could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, thereby constraining our ability to write new business.

Our success depends on our ability to establish accurate loss reserves.
Our financial statements include loss reserves, which represent our best estimate of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims, as of the date of the financial statements. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, for multiple products in multiple markets

•	unexpected changes in medical costs, auto repair costs, or the costs of construction labor and materials

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•	the effects of changes in our claims settlement practices

•	our ability to recognize fraudulent or inflated claims

•	the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves, and

•	the accuracy and timeliness of our estimates of loss and loss adjustment expenses as determined for different categories of claims.
The ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material adverse effect on our financial condition, cash flows, or results of operations. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion beginning on page 11 of this report, as well as our “Report on Loss Reserving Practices,” which primarily discusses our vehicle business reserves and was filed with the SEC on Form 8-K on August 26, 2015.
Our insurance operating results may be materially adversely affected by severe weather conditions or other catastrophe events.
Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The frequency and severity of such events are inherently unpredictable. Moreover, changing climate conditions, whether due to an increase in average temperatures (global climate change) or other causes, may increase how often severe weather events and other natural disasters occur and how much insured damage they cause. Catastrophe losses may adversely affect the results of our Property segment more than they affect the results of our other businesses.
The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. We use catastrophe modeling tools and third-party experts to help estimate our exposure to such events. Those tools and expert opinions are based on historical data and other assumptions that limit their reliability and predictive value, and they may become even less reliable as climatic conditions change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency or severity of catastrophes could materially adversely affect our financial condition, cash flows, and results of operations.
Our success will depend on our ability to continue to accurately predict our reinsurance needs, obtain sufficient reinsurance coverage for our homeowners and other businesses at reasonable cost, and collect under our reinsurance contracts.
Like many homeowners insurance companies, our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events and its aggregate exposure to certain other severe storms. We also use reinsurance contracts to reinsure portions of our Commercial Lines and umbrella insurance businesses. Reinsurance arrangements are often subject to an aggregate dollar coverage limit, so if a significant catastrophe or other events are covered by reinsurance, our claims liabilities arising from those events may exceed our reinsurance coverage. In addition, although the reinsurer is liable to the insurer to the extent of the reinsurance coverage, the original insurer remains liable under the policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, reinsurance claims. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions (which can be impacted by the occurrence of significant reinsured events). We may not be able to obtain reinsurance coverage in the future at commercially reasonable rates or at all. The availability and cost of reinsurance could adversely affect our business volume, profitability, or financial condition.
II.     Operating Risks
We compete in property-casualty markets that are highly competitive.
We write insurance for personal autos and recreational vehicles, commercial autos and trucks for small businesses, and homeowners, renters, and commercial property owners. All of these markets are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large insurance or financial services companies also may enter these markets in the future. Many of these companies have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time.
Historically, the auto and property insurance markets have been known as cyclical, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. As insurers recognize this situation (which can occur at different times for different companies), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profitability to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot be certain whether and to what extent such cyclicality is currently impacting the auto or property insurance markets, nor can we predict whether it will do so in the future.
The highly competitive nature of the insurance marketplace could result in consolidation within the industry, or in the failure of one or more competitors. The concentration of premium volume in a reduced number of major competitors could significantly increase the level of competition in a manner that is not favorable to us. In addition, in the event of a failure of a major insurer or a state-sponsored catastrophe fund, our company and other insurance companies may be required by law to absorb the losses of the failed insurer or fund, resulting in a potentially significant increase in our costs. We might also be faced with an unexpected surge in new business from a failed insurer’s former policyholders. Such events could materially adversely affect our financial results, brand, and future business prospects.
Our success depends on our ability to innovate effectively and respond to our competitors’ initiatives.
Our ability to develop and implement innovative products and services that are accepted and valued by our customers and independent agents is critical to maintaining and enhancing our competitive position. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with the systems of third parties. As a result, if we do not handle these transitions effectively and efficiently, the quality of our products, our relationships with our customers and agents, and our business prospects, may be materially adversely affected. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond appropriately to those innovations, our competitive position and results may be materially adversely affected.

We must effectively manage complexity as we develop and deliver high quality products and customer experiences.
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our business. These risks include our increasing reliance on third-party systems, the development of new modes of communication, changing insurance shopping trends, and the availability of very large volumes of data (i.e., Big Data) and the challenges relating to analyzing those data sets. Complexity may create barriers to innovation or the provision of high-quality products and customer and agent experiences, may require us to modify our business practices, to adopt new systems, or to upgrade or replace outdated systems, each at significant expense, and may lead to the increased difficulty in executing our business strategies.
Intellectual property rights could affect our competitiveness and our business operations.
There has been a proliferation of patents, both inside and outside the insurance industry, that significantly impacts our businesses. The existence of such patents, and other claimed intellectual property rights, may result in legal challenges to certain of our business practices by other insurance companies and non-insurance entities alleging that we are violating their rights.  Such legal challenges could result in costly legal proceedings, substantial monetary damages, or expensive changes in our business processes and practices. Similarly, we may seek or obtain patent protection for innovations developed by us.  However, we may not be able to obtain patents on these processes and practices, and defending our patents and other intellectual property rights against challenges, and enforcing and defending our rights, including if necessary through litigation, can be time consuming and expensive, and the results are inherently uncertain, which can further complicate business plans.
Our success depends on our ability to adjust claims accurately.
We must accurately evaluate and pay claims that are made under our insurance policies. Our failure to pay claims fairly, accurately, and in a timely manner, or to deploy claims resources appropriately and in a cost-effective manner, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation in the marketplace, and impair our brand and, as a result, materially adversely affect our competitiveness, customer retention, financial results, prospects, and liquidity.
We must develop and maintain a brand that is recognized and trusted by consumers.
It is critical to our business that consumers recognize and trust the Progressive brand. We undertake distinctive advertising and marketing campaigns and other efforts to improve brand recognition, enhance perceptions of us, generate new business, and increase the retention of our current customers. We believe that improving the effectiveness of our advertising and marketing campaigns relative to those of our competitors is particularly important given the significance of brand and reputation in the marketplace and the continuing high level of advertising and marketing efforts and related expenditures within the insurance market. If our marketing campaigns are unsuccessful or are less effective than those of competitors, or if our reliance on a particular spokesperson or character is compromised, our business could be materially adversely affected.
Our brand also could be adversely affected by incidents that reflect negatively on us, whether due to our business practices, the conduct of our officers or employees, the actions of businesses with which we do business, including unaffiliated insurers through which we offer bundled products (such as homeowners), or other causes. The negative impacts of these or other events may be aggravated as the perceptions of consumers and others are formed based on modern communication and social media tools over which we have no control.
Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our vehicle and property insurance businesses. Our loss of certain officers and key employees, or the failure to attract or develop talented executives and managers with diverse backgrounds and experiences, could have a material adverse effect on our business.
In addition, we must forecast sales and claims volume and other factors in changing business environments (for multiple products and business units and in many geographic markets) with reasonable accuracy and adjust our hiring and training programs and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing or under-staffing in one or more business units or locations. In either such event, our financial results, customer relationships, employee morale, and brand could be materially adversely affected.

Our success also depends, in large part, on our ability to maintain and improve the staffing effectiveness and culture that we have developed over the years. Our ability to do so may be impaired as a result of litigation against us, other judicial decisions, legislation or regulations, or other factors in the employment marketplace, as well as our failure to recognize and respond to changing trends and other circumstances that affect our employees. In such events, the productivity of our workers and the efficiency of our operations could be adversely affected, which could lead to an erosion of our operating performance and margins.
We are subject to a variety of complex laws and regulations.
Our insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states, the District of Columbia, and Australia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, privacy, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, or by judicial interpretations of those laws or regulations. Insurance laws and regulations may limit, among other things, our insurance subsidiaries’ ability to underwrite and price risks accurately, prevent our subsidiaries from obtaining timely rate changes to respond to increased or decreased costs, restrict our subsidiaries’ ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, and dictate or limit the types of investments that an insurance company may hold. Moreover, inconsistencies between requirements at the state and federal level may further complicate our compliance efforts, potentially resulting in additional costs being imposed on us. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions.
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
New federal or state legislation or regulations may be adopted in the future that could materially adversely affect our operations or ability to write business profitably in one or more jurisdictions.
For further information on these risks and uncertainties, see the “Insurance Regulation” discussion beginning on page 7 of this report.
Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. Additional litigation may arise in the future concerning similar or other business practices. These lawsuits have included cases alleging damages as a result of our subsidiaries’ use of credit in underwriting and related requirements under the U.S. Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims; other claims handling procedures; challenges relating to our network of repair facilities or our Service Center program; interpretations of the provisions of our insurance policies; policy implementation and renewal procedures; and employment-related litigation, including federal wage and hour claims, among other matters. Additional litigation may be filed against us concerning allegations of other general liability theories. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.

Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices. Moreover, the resolution of individual or class action litigation in insurance or related fields may lead to a new layer of judicial regulation, resulting in material increases in our costs of doing business.
Litigation is inherently unpredictable. Adverse court decisions or significant settlements of pending or future cases could have a material adverse effect on our financial condition, cash flows, and results of operations. For further information on pending litigation, see Note 12 - Litigation in the Annual Report.
Our business could be materially adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our vendors.
Our business requires that we develop and maintain large and complex computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. All of these systems are subject to “cyber attacks” by sophisticated third parties with substantial computing resources and capabilities, and to unauthorized or illegitimate actions by employees, consultants, agents and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:

•	steal, corrupt, or destroy data, including our intellectual property, financial data or the personal information of our customers or employees

•	misappropriate funds

•	disrupt or shut down our systems

•	deny customers, agents, brokers, or others access to our systems, or

•	infect our systems with viruses or malware.
Some of our systems rely on third-party vendors, through either a connection to, or an integration with, those third-parties’ systems. This approach may increase the risk of loss, corruption, or unauthorized publication of our information or the confidential information of our customers and employees or other cyber attack. Third-party risks may include, among other factors, lax third-party’s security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate.
We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. In addition, we seek to protect the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to require high security and confidentiality standards, and review of third-party compliance with the required standards. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.
Our business could be significantly damaged by a security breach, data loss or corruption, or cyber attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer or employee information is stolen. In addition, such an event could cause a significant disruption of our ability to conduct our insurance operations, adversely affect our competitive position if material trade secrets or other confidential information are stolen, and have severe ramifications on our reputation and brand, potentially causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us. We have elected to self-insure these risks at this time. Therefore, the occurrence of a security breach, data loss or corruption, or cyber-attack, if sufficiently severe, could have a material adverse effect on our business results, prospects, and liquidity.
If we were not able to send or accept electronic payments, our business and financial results could be adversely affected.
We rely on access to various financial networks to process payments received from our customers. These include credit card and debit card networks and the Automated Clearing House (ACH) network. Our ability to participate in these networks is dependent on our compliance with applicable laws and regulations and with the complex rules of each network and any related industry supervisory groups. If we fail to comply with legal requirements or rules and best practices established by a network or industry group, including those related to data security, we could be assessed significant monetary fines and other penalties, including, in certain cases, the termination of our right to use the applicable network or system. Such fines and penalties, and any disruption in or termination of our ability to process customer payments electronically, could materially adversely affect our business and our brand.

Our business depends on the secure and uninterrupted operation of our facilities, systems, and business functions.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, necessary business functions. The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems; an interruption of service from a third party for any reason could significantly impair our ability to perform critical business functions. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process policies, provide customer service, resolve claims in a timely manner, make payments when required, or perform other necessary business functions. Any such event could have a material adverse effect on our financial results and business prospects, as well as damage to our brand and customer goodwill.
The ARX acquisition may not produce the anticipated benefits to the company and our goodwill or intangible assets may become impaired.
The ARX acquisition may not produce the anticipated benefits to us, or such benefits may be delayed longer than anticipated. At the time of the ARX acquisition, we recorded goodwill and intangible assets at fair value. Goodwill and intangible assets determined to have indefinite useful lives are not amortized, while other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets are reviewed for impairment at least annually. Valuing these assets, and evaluating their recoverability, requires us to make estimates and assumptions related to future returns on equity, margins, growth rates, discount rates, and other matters, and our estimates may change over time, potentially resulting in write-downs of the assets. Goodwill and intangible assets impairment charges could result from declines in operating results, divestitures or sustained market declines, among other factors, and could materially affect our financial condition and results of operations in the period in which they are recognized.
III.     Market Risks
The performance of our fixed-income and equity investment portfolios is subject to a variety of investment risks.
Our investment portfolio consists principally of fixed-income securities and common equities. General economic conditions and other factors beyond our control can adversely affect the value of our investments and the amount and realization of investment income, or result in realized or unrealized investment losses.
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

•
Prepayment or extension risk - applicable to certain securities in the portfolio, such as residential mortgage-backed securities and other bonds with call provisions, prepayment risk is the risk that, as interest rates change, the principal of such securities may be repaid earlier than anticipated, requiring that we reinvest the proceeds at less attractive rates. Extension risk is the risk that a security may not be redeemed when anticipated, adversely affecting the value of the security and preventing the reinvestment of the principal at higher market rates.

•
Liquidity risk - the risk that we will not be able to convert investment securities into cash on favorable terms and on a timely basis, or that we will not be able to sell them at all, when we desire to do so.

In addition, the success of our investment strategies and asset allocations in the fixed-income portfolio may vary depending on the market environment. The fixed-income portfolio’s performance also may be adversely impacted if, among other factors: there is a deterioration in the underlying businesses of the issuers of the securities that we hold; credit ratings assigned to such securities by nationally recognized statistical rating organizations are based on incomplete or inaccurate information or otherwise prove unwarranted; or our risk mitigation strategies are ineffective for the applicable market conditions.

The common equity portfolio is primarily managed externally to track the Russell 1000 Index, with a small portion actively managed by an external investment advisor. Our equity investments are subject to general movements in the values of equity markets and to the changes in the prices of the securities we hold. An investment portfolio that is designed to track an index, such as the Russell 1000, or that follows a specific investment discipline, such as value investing, is not necessarily less risky than other equity investment strategies. Equity markets, sectors, industries, and individual securities may be subject to high volatility and to long periods of depressed or declining valuations, and are also subject to most of the same risks that affect our fixed-income portfolio, as discussed above. In addition, even though the Russell 1000 Index is broadly diversified, significant portions of the index may be concentrated in one or more sectors, reducing our ability to manage our concentration risk through sector diversification. The actively managed equity portfolio is also subject to risks arising from the investment decisions of the investment advisor.
Both the fixed-income and the common equity portfolios are also subject to risks inherent in the nation’s and world’s capital markets. Any disruption in the functioning of those markets or our ability to liquidate investments when desired could have a material adverse effect on our financial condition, cash flows, and results of operations. In addition, if the fixed-income or equity portfolios, or both, were to suffer a substantial decrease in value, our liquidity, financial position, and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of our securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance subsidiary’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business. In any such event, our business could be materially adversely affected.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2015, and of the market risk associated with our investment portfolio.
IV.     Credit and Other Financial Risks
Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts become insolvent, experience other financial difficulties, or default in the performance of contractual obligations.
Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements. These include, for example: agreements with other insurance carriers to bundle products that we do not offer, and arrangements for transferring certain of our risks (including reinsurance arrangements used by us, our corporate insurance policies, and the performance of state reinsurance facilities/associations). In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks, other financial institutions, or security clearinghouses. If one or more of these parties were to default in the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product, obligation, or service that is significant to our business, we could suffer significant financial losses or other problems, which in turn could materially adversely affect our financial condition, cash flows, or results of operations and cause damage to our brand and reputation.
Our insurance subsidiaries may be limited in the amount of dividends that they can pay, which in turn may limit our ability to repay indebtedness, make capital contributions to other subsidiaries or affiliates, pay dividends to shareholders, repurchase securities, or meet other obligations.
The Progressive Corporation is a holding company with no business operations of its own. Consequently, if its subsidiaries are unable to pay dividends or make other distributions, or are able to pay only limited amounts, The Progressive Corporation may be unable to make payments on its indebtedness, make capital contributions to or otherwise fund its subsidiaries or affiliates, pay dividends to its shareholders, or meet its other obligations. Each insurance subsidiary’s ability to pay dividends may be limited by one or more of the following factors:

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

In addition, under the ARX stockholders’ agreement, ARX cannot pay a dividend without the consent of Progressive and other specified ARX stockholders. Further information on insurance laws and regulations that may limit the ability of our insurance subsidiaries to pay dividends can be found in Item 5(c), “Dividends,” of this report.
If we are unable to obtain capital when necessary to support our business, our financial condition could be materially adversely affected.
We may need to acquire additional capital from time to time as a result of many factors. These could include increased regulatory requirements, losses in our insurance or investment operations, or significant growth in the insurance premiums that we write, among others. If we are unable to obtain capital at favorable rates when needed, whether due to our results, volatility or disruptions in debt and equity markets beyond our control, or other reasons, our financial condition could be materially adversely affected. In such an event, unless and until additional sources of capital are secured, we may be limited in our ability, or unable, to service our debt obligations, pay dividends, grow our business, pay our other obligations when due or engage in other corporate transactions. Such a deterioration of our financial condition could adversely affect the perception of our company by insurance regulators, potentially resulting in regulatory actions, and the price of our common shares or debt securities could fall significantly.
Our access to capital markets, ability to obtain or renew financing arrangements, obligations to post collateral under certain derivative contracts, and business operations are dependent on favorable evaluations and ratings by credit and other rating agencies.
Our credit and financial strength are evaluated and rated by various rating agencies, such as Standard & Poor’s, Moody’s Investors Service, Fitch Ratings, and A.M. Best. Downgrades in our credit ratings could adversely affect our ability to access the capital markets and/or lead to increased borrowing costs in the future (although the interest rates we pay on our current indebtedness would not be affected), as would adverse recommendations by equity analysts at the various brokerage houses and investment firms. Perceptions of our company by other businesses and consumers could also be significantly impaired. In addition, a downgrade could trigger contractual obligations in certain derivative transactions requiring us to post substantial amounts of additional collateral or allow a third party to liquidate the derivative transaction. Downgrades in the ratings of our insurance subsidiaries could likewise negatively impact our operations, potentially resulting in lower or negative premium growth. In any such event, our financial performance could be materially adversely affected.
Our annual dividend policy will result in a variable payment to shareholders each year, or no payment in some years, and the dividend program ultimately may be changed in the discretion of the Board of Directors.
We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2015 and 2016) and then by the Gainshare factor (determined under our Gainsharing (cash bonus) plans for most of our employees and based on the operating performance of our vehicle insurance businesses). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes the change in unrealized investment gains and losses, among other items) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.
Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual variable dividend in 2016 (to be paid early in 2017), the dividend, if any, would not be declared by the Board until late 2016 or early 2017, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2016 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above under “Market Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.
We do not manage to short-term earnings expectations; our goal is to maximize the long-term value of the enterprise, which, at times, may adversely affect short-term results.
We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of the dividend that may be paid under our annual variable dividend policy or otherwise. We report earnings and other operating results on a monthly basis. We also do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of our common shares or debt securities. The addition of our Property business, which includes the results of our homeowners business, beginning in April 2015, may introduce additional volatility in our consolidated results compared to prior periods.
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
We own 92 buildings located throughout the United States. Nearly two-thirds of our owned buildings are for our Service Centers, the majority of which are combined with a claims office. Our owned facilities, which contain approximately 4.8 million square feet of space, are generally not segregated by industry segment. In addition to our corporate headquarters and another office complex and call center in Mayfield Village, Ohio, we own significant locations in Colorado Springs, Colorado; St. Petersburg, Florida; Tampa, Florida; and Tempe, Arizona.
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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2015	1	$27.90	$25.23	$27.20	$0
	2	28.50	26.44	27.83	0
	3	31.70	27.23	30.64	0
	4	33.95	30.09	31.80	0.8882
		$33.95	$25.23	$31.80	$0.8882

2014	1	$27.30	$22.53	$24.22	$0
	2	26.03	23.40	25.36	0
	3	25.63	23.20	25.28	0
	4	27.52	24.16	26.99	0.6862
		$27.52	$22.53	$26.99	$0.6862
The closing price of our common shares on January 29, 2016, was $31.25.
(b) Holders
We had 2,255 shareholders of record on December 31, 2015.
(c) Dividends
We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2014, the Board determined the target percentage for 2015 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the target percentage in both 2014 and 2013. The Board also determined that this target will remain at 33-1/3% for 2016.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the year to certain predetermined profitability and growth objectives for our vehicle insurance businesses, as approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). Although reviewed every year, the structure of the Gainsharing program generally remains the same. Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy.
Although it is our intent to calculate an annual variable dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual variable dividend for 2016 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position.

Following is a summary of our shareholder dividends, both variable and special:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2015	February 2016	$0.8882	$519.2
Annual – Variable	December 2014	February 2015	0.6862	404.1
Annual – Variable	December 2013	February 2014	0.4929	293.9
Special	December 2013	February 2014	1.0000	596.3

1 Based on shares outstanding as of the record date.

Consolidated statutory surplus was $7.6 billion on December 31, 2015, and $6.4 billion on December 31, 2014. At December 31, 2015, $637.6 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,325.0 million in 2016 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.
In connection with the acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. Among other provisions, the stockholders’ agreement prohibits ARX from taking a number of actions, including the payment of dividends, without the consent of The Progressive Corporation and two other stockholders.

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
(f) Recent Sales of Unregistered Securities
None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2015 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	85,004	$30.55	61,349,419	13,650,581
November	279,933	31.55	61,629,352	13,370,648
December	713,250	31.15	62,342,602	12,657,398
Total	1,078,187	$31.21
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the fourth quarter 2015, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 - Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, which is included as Exhibit 13 to this Form 10-K, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2015	2014	2013	2012	2011
Total revenues	$20,853.8	$19,391.4	$18,170.9	$17,083.9	$15,774.6
Net income attributable to Progressive	1,267.6	1,281.0	1,165.4	902.3	1,015.5
Per share:
Net income	2.15	2.15	1.93	1.48	1.59
Dividends declared	0.8882	0.6862	1.4929	1.2845	0.4072
Comprehensive income	1,044.9	1,352.4	1,246.1	1,080.8	924.3
Total assets	29,819.3	25,787.6	24,408.2	22,694.7	21,844.8
Debt outstanding	2,707.9	2,164.7	1,860.9	2,063.1	2,442.1
Redeemable noncontrolling interest	464.9	--	--	--	--

See Note 15 - Acquisition and Note 16 - Redeemable Noncontrolling Interest in the Annual Report, which is included as Exhibit 13 to this Form 10-K, for a discussion of the acquisition of a controlling interest in ARX on April 1, 2015.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Progressive, along with the related Notes, Supplemental Information, and Report of the Independent Registered Public Accounting Firm, are incorporated by reference from our Annual Report, which is included as Exhibit 13 to this Form 10-K.

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
During 2015, Progressive acquired a controlling interest in ARX. The scope of management's assessment of the effectiveness of internal control over financial reporting did not include this acquisition. ARX represented about 3% of our consolidated revenues for the year ended December 31, 2015 and accounted for about 6% of total consolidated assets as of December 31, 2015. This exclusion is in accordance with the SEC's guidance, which permit companies to omit an acquired business's internal controls over financial reporting from management's assessment during the first year after the acquisition.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2016 (the "Proxy Statement").
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Glenn M. Renwick	60	Chairman of the Board since November 2013; President and Chief Executive Officer
John P. Sauerland	51	Vice President since May 2015; Chief Financial Officer since April 2015; Personal Lines Group President prior to April 2015
Susan Patricia Griffith	51	Vice President since May 2015; Personal Lines Chief Operating Officer since April 2015; President of Customer Operations from April 2014 to April 2015; Claims Group President prior to April 2014
Charles E. Jarrett	58	Vice President, Secretary, and Chief Legal Officer
Jeffrey W. Basch	57	Vice President and Chief Accounting Officer
Thomas A. King	56	Vice President; Treasurer prior to January 2016
John F. Auer	61	President, Chief Executive Officer, and Treasurer of ARX Holding Corp.
John A. Barbagallo	56	Commercial Lines President; Commercial Lines Group President, including Agency Operations prior to May 2015
Steven A. Broz	45
Chief Information Officer since February 2016; Claims Process General Manager from March 2015 to January 2016; Enterprise Project Management Office Leader from April 2011 to March 2015; Personal Lines General Manager prior to April 2011

Patrick K. Callahan	45	Personal Lines President since April 2015; Direct Acquisition Business Leader from March 2013 to March 2015; Special Lines General Manager prior to March 2013
M. Jeffrey Charney	56	Chief Marketing Officer
William M. Cody	53	Chief Investment Officer
Valerie Krasowski	50	Chief Human Resource Officer
John Murphy	46
Customer Relationship Management President since January 2016; Customer Relationship Management Business Leader from February 2015 to January2016; Corporate Process Business Leader prior to February 2015

Michael D. Sieger	54	Claims President since January 2015; Claims Process General Manager prior to January 2015

Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement (which can be found in "Security Ownership of Certain Beneficial Owners and Management").
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2015 to Progressive’s procedures by which shareholder can recommend a director candidate during 2015. The description of those procedures is incorporated by reference from the “To Recommend a Candidate for our Board of Directors” section of the Proxy Statement (which can be found in “Procedures for Recommendations and Nominations of Directors and Shareholder Proposals”).
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of Common Shares by certain beneficial owners and management is incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
The following information is set forth with respect to our equity compensation plans at December 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	129,326	[1,2]	NA	12,741,348	[3]
2010 Equity Incentive Plan	7,595,901	[1,2]	NA	2,824,555	[3]
Subtotal Employee Plans	7,725,227		NA	15,565,903
Director Plans:
2003 Directors Equity Incentive Plan	89,427		NA	305,878
Subtotal Director Plans	89,427		NA	305,878
Equity compensation plans not approved by security holders:
None
Total	7,814,654		NA	15,871,781

NA = Not applicable because restricted stock and restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis; there is no exercise price associated with restricted stock unit awards.
2 Performance-based restricted stock unit awards, including dividend equivalents, if applicable, of 1,896,545 and 129,326 units, are included under the 2010 Equity Incentive Plan and the 2015 Equity Incentive Plan, respectively, at their target value. The ultimate amount that could vest can range from 0 to 250% of target amount for the performance versus market insurance awards, and up to 200% of target for all other awards. Maximum potential payout for the performance awards outstanding under the 2010 Equity Incentive Plan and the 2015 Equity Incentive Plan were 4,643,572 and 258,652, respectively. For further discussion of these awards, see Note 9—Employee Benefit Plans in our Annual Report, which is included as Exhibit 13 to this Form 10-K.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report, which is included as Exhibit 13 to this Form 10-K, and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Balance Sheets - December 31, 2015 and 2014

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 45. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.2 through 10.91.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2015
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$2,425.4	$2,429.2	$2,429.2
States, municipalities, and political subdivisions	2,677.6	2,721.4	2,721.4
Foreign government obligations	18.6	18.6	18.6
Public utilities	140.3	139.7	139.7
Corporate and other debt securities	3,572.9	3,551.9	3,551.9
Asset-backed securities	6,253.1	6,237.1	6,237.1
Redeemable preferred stocks	260.0	234.3	234.3
Total fixed maturities	15,347.9	15,332.2	15,332.2
Equity securities:
Common stocks:
Public utilities	113.1	151.8	151.8
Banks, trusts, and insurance companies	264.1	484.2	484.2
Industrial, miscellaneous, and all other	1,117.1	2,014.5	2,014.5
Nonredeemable preferred stocks	674.2	782.6	782.6
Total equity securities	2,168.5	3,433.1	3,433.1
Short-term investments[1]	2,172.0	2,172.0	2,172.0
Total investments	$19,688.4	$20,937.3	$20,937.3

1 Includes $2.5 million in treasury bills issued by the Australian government.
Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2015.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2015	2014	2013
Revenues
Dividends from subsidiaries	$852.5	$1,000.2	$1,119.7
Undistributed income (loss) from subsidiaries	500.0	358.3	117.5
Equity in net income of subsidiaries*	1,352.5	1,358.5	1,237.2
Intercompany investment income*	3.9	2.4	2.8
Gains (losses) on extinguishment of debt	(0.9)	(4.8)	(4.3)
Other income[1]	0	0	2.6
Total revenues	1,355.5	1,356.1	1,238.3
Expenses
Interest expense	136.1	120.2	121.2
Deferred compensation[2]	5.3	2.8	9.5
Other operating costs and expenses	5.4	4.4	4.0
Total expenses	146.8	127.4	134.7
Income before income taxes	1,208.7	1,228.7	1,103.6
Benefit for income taxes	(58.9)	(52.3)	(61.8)
Net income attributable to Progressive	1,267.6	1,281.0	1,165.4
Other comprehensive income (loss)	(222.7)	71.4	80.7
Comprehensive income attributable to Progressive	$1,044.9	$1,352.4	$1,246.1

* Eliminated in consolidation.
1 Represents gain on net death benefit received on life insurance policies.
2 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2015	2014
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries*	9,192.3	7,423.5
Receivable from investment subsidiary*	1,200.5	1,677.5
Intercompany receivable*	406.0	413.0
Net deferred income taxes	90.6	74.5
Other assets	124.8	123.9
Total Assets	$11,019.2	$9,717.4
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$202.7	$220.0
Dividend payable	519.2	404.1
Debt	2,543.0	2,164.7
Total liabilities	3,264.9	2,788.8
Redeemable noncontrolling interest (NCI)	464.9	0
Shareholders' Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 214.0 and 209.8)	583.6	587.8
Paid-in capital	1,218.8	1,184.3
Retained earnings	4,686.6	4,133.4
Total accumulated other comprehensive income	800.4	1,023.1
Total shareholders’ equity	7,289.4	6,928.6
Total Liabilities, Redeemable NCI, and Shareholders’ Equity	$11,019.2	$9,717.4

*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income attributable to Progressive	$1,267.6	$1,281.0	$1,165.4
Adjustments to reconcile net income attributable to Progressive to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(500.0)	(358.3)	(117.5)
Amortization of equity-based compensation	2.4	2.2	2.1
(Gains) losses on extinguishment of debt	0.9	4.8	4.3
Changes in:
Intercompany receivable	7.0	(105.4)	(11.4)
Accounts payable, accrued expenses, and other liabilities	(46.2)	18.2	19.4
Income taxes	12.3	61.1	(55.8)
Other, net	(3.1)	0.4	(16.3)
Net cash provided by operating activities	740.9	904.0	990.2
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(40.2)	(21.1)	(13.9)
Investment in affiliate	0.0	0	(4.0)
Acquisition of ARX	(890.1)	0	0
(Paid to) received from investment subsidiary	409.1	(29.1)	(325.5)
Net cash used in investing activities	(521.2)	(50.2)	(343.4)
Cash Flows From Financing Activities:
Tax benefit from exercise/vesting of equity-based compensation	16.8	12.8	10.3
Net proceeds from debt issuance	394.9	346.3	0
Payment of debt	0	0	(150.0)
Reacquisition of debt	(19.3)	(48.9)	(58.1)
Dividends paid to shareholders	(403.6)	(892.6)	(175.6)
Acquisition of treasury shares	(208.5)	(271.4)	(273.4)
Net cash used in financing activities	(219.7)	(853.8)	(646.8)
Change in cash	0	0	0
Cash, beginning of year	0	0	0
Cash, end of year	$0	$0	$0
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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2015 and 2014, $1.3 billion and $1.9 billion, respectively, of marketable securities were available in this subsidiary. Non-cash activity includes declared but unpaid dividends, the transfer of the previous 5% ownership interest in ARX to The Progressive Corporation from an investment subsidiary, and the change in redemption value of the redeemable NCI. For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2015	2014	2013
Income taxes	$625.0	$515.0	$497.0
Interest	128.2	116.0	122.3
Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with all eligible subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Since The Progressive Corporation owns less than 80% of ARX's outstanding stock, ARX and its subsidiaries are not eligible to file on a consolidated basis with The Progressive Corporation. The Progressive Corporation consolidated group’s net income taxes currently payable/recoverable are included in other liabilities/assets, respectively, in the accompanying Condensed Balance Sheets based on the balance at the end of the year. The Progressive Corporation and its eligible subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the eligible subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.
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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended December 31, 2015:
Personal Lines					$17,294.5		$12,748.7	$1,331.3	$2,379.9	$17,703.6
Commercial Lines					1,995.9		1,244.5	219.4	232.6	2,171.2
Property					609.1		349.0	101.1	98.8	689.6
Other indemnity					(0.4)		(0.2)	0	0.8	(0.4)
Total	$564.1	$10,039.0	$6,621.8	$0	$19,899.1	$431.8	$14,342.0	$1,651.8	$2,712.1	$20,564.0
Year ended December 31, 2014:
Personal Lines					$16,561.0		$12,161.2	$1,322.9	$2,262.6	$16,759.2
Commercial Lines					1,837.5		1,133.4	201.1	204.2	1,895.4
Property					0		0	0	0	0
Other indemnity					0		11.6	0	0.3	0
Total	$457.2	$8,857.4	$5,440.1	$0	$18,398.5	$389.5	$13,306.2	$1,524.0	$2,467.1	$18,654.6
Year ended December 31, 2013:
Personal Lines					$15,341.6		$11,194.6	$1,257.5	$2,149.2	$15,569.2
Commercial Lines					1,761.6		1,267.3	194.3	201.2	1,770.5
Property					0		0	0	0	0
Other indemnity					0.2		10.5	0	0.5	0
Total	$447.6	$8,479.7	$5,174.5	$0	$17,103.4	$403.2	$12,472.4	$1,451.8	$2,350.9	$17,339.7

1 Progressive does not allocate assets, liabilities, or investment income to operating segments.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2015
Premiums earned:
Property and liability insurance	$20,454.1	$555.0	$0	$19,899.1	0
December 31, 2014
Premiums earned:
Property and liability insurance	$18,648.4	$249.9	$0	$18,398.5	0
December 31, 2013
Premiums earned:
Property and liability insurance	$17,317.9	$214.5	$0	$17,103.4	0

SCHEDULE VI — SUPPLEMENTAL INFORMATION CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	Losses and Loss Adjustment Expenses Incurred Related to
Year Ended	Current Year	Prior Years	Paid Losses and Loss Adjustment Expenses
December 31, 2015	$14,657.1	$(315.1)	$13,639.6
December 31, 2014	$13,330.3	$(24.1)	$13,068.5
December 31, 2013	$12,427.3	$45.1	$12,014.9
Pursuant to Rule 12-18 of Regulation S-X. See Schedule III for the additional information required in Schedule VI.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2016 appearing in the 2015 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 29, 2016

Consent of Independent Registered Public Accounting Firm
We hereby consent to the incorporation by reference in the Registration Statements on Forms:

Form	Filing No.	Filing Date
S-8	333-204406	May 22, 2015
S-8	333-185704	December 27, 2012
S-8	333-185703	December 27, 2012
S-8	333-172663	March 8, 2011
S-8	333-104646	April 21, 2003
S-8	333-104653	April 21, 2003
S-8	333-41238	July 12, 2000
S-8	33-57121	December 29, 1994
S-8	33-51034	August 20, 1992
S-8	33-16509	August 14, 1987

of The Progressive Corporation of our report dated February 29, 2016 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2015 Annual Report to Shareholders, which is incorporated by reference in The Progressive Corporation’s Annual Report on Form 10‑K. We also consent to the incorporation by reference of our report dated February 29, 2016 relating to the financial statement schedules, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 29, 2016

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 29, 2016	By:	/s/ Glenn M. Renwick
Glenn M. Renwick
Chairman of the Board, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn M. Renwick	Director, Chairman of the Board, President, and Chief Executive Officer	February 29, 2016

Glenn M. Renwick

/s/ John P. Sauerland	Vice President and Chief Financial Officer	February 29, 2016

John P. Sauerland

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 29, 2016

Jeffrey W. Basch

*	Lead Independent Director	February 29, 2016
Stephen R. Hardis

*	Director	February 29, 2016
Stuart B. Burgdoerfer

*	Director	February 29, 2016
Charles A. Davis

*	Director	February 29, 2016
Roger N. Farah

*	Director	February 29, 2016
Lawton W. Fitt

*	Director	February 29, 2016
Jeffrey D. Kelly

*	Director	February 29, 2016
Patrick H. Nettles, Ph.D.

*	Director	February 29, 2016
Bradley T. Sheares, Ph.D.

*	Director	February 29, 2016
Barbara R. Snyder

* Charles E. Jarrett, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Charles E. Jarrett	February 29, 2016
Charles E. Jarrett
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended April 18, 2008)	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended January 29, 2016)	Current Report on Form 8-K (filed on February 2, 2016; Exhibit 3 therein)
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.5 below), as amended and supplemented	Current Report on Form 8-K (filed on August 22, 2011; Exhibit 4.2 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.4 therein)
4	4.4
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
			Current Report on Form 8-K (filed on September 7, 2011; Exhibit 4 therein)
4	4.18	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.15 therein)
4	4.19	Termination of Replacement Capital Covenant, dated June 23, 2010	Filed herewith
4	4.20	Confirmation Letter-Discretionary Line of Credit dated March 20, 2015 from PNC Bank, National Association to The Progressive Corporation	Current Report on Form 8-K (filed on March 25, 2015; Substantially the same form as Exhibit 4.1 filed with the Form 8-K filed on March 25, 2014 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.21	Discretionary Line of Credit Note dated March 20, 2015 from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibits 4.1 & 4.2 therein)
4	4.22
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
			Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.1 therein)
10(iii)	10.2	The Progressive Corporation 2013 Gainsharing Plan	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.6 therein)
10(iii)	10.3	The Progressive Corporation 2014 Gainsharing Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.7 therein)
10(iii)	10.4	The Progressive Corporation 2015 Gainsharing Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.8 therein)
10(iii)	10.5	The Progressive Corporation 2016 Gainsharing Plan	Filed herewith
10(iii)	10.6	The Progressive Corporation 2007 Executive Bonus Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.8 therein)
10(iii)	10.7	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.8	First Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.10 therein)
10(iii)	10.9	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.12 therein)
10(iii)	10.10	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Filed herewith
10(iii)	10.11	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.4 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.12	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.16 therein)
10(iii)	10.13	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.15 therein)
10(iii)	10.14	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Filed herewith
10(iii)	10.15	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Filed herewith
10(iii)	10.16	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)
10(iii)	10.17	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)
10(iii)	10.18	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)
10(iii)	10.19	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)
10(iii)	10.20	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.1 therein)
10(iii)	10.21	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.5 therein)
10(iii)	10.22	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on December 11, 2012; Exhibit 10.1 therein)
10(iii)	10.23	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.1 therein)
10(iii)	10.24	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.1 therein)
10(iii)	10.25	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.30 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.26	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.1 therein)
10(iii)	10.27	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Current Report on Form 8-K (filed on March 25, 2011; Exhibit 10.2 therein)
10(iii)	10.28	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2012)	Current Report on Form 8-K (filed on March 22, 2012; Exhibit 10.1 therein)
10(iii)	10.29	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.2 therein)
10(iii)	10.30	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.3 therein)
10(iii)	10.31	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.35 therein)
10(iii)	10.32	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.36 therein)
10(iii)	10.33	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.2 therein)
10(iii)	10.34	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.3 therein)
10(iii)	10.35	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.36	Restricted Stock Unit Award Agreement (2015 Performance-Based Award - Special Award) under the Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 14,2015; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.37	Employment Agreement, dated March 30, 2004, between ARX Holding Corp. and John F. Auer	Filed herewith
10(iii)	10.38	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.39	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.39 therein)
10(iii)	10.40	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 2, 2012; Exhibit 10.2 therein)
10(iii)	10.41	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.3 therein)
10(iii)	10.42	Form of The Progressive Corporation 2003 Directors Equity Incentive Plan Restricted Stock Award Agreement (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.42 therein)
10(iii)	10.43	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.44	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.45	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.46	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.47	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.48	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.49	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.50	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.51	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.52	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.53	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Filed herewith
10(iii)	10.54	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.12 therein)
10(iii)	10.55	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.13 therein)
10(iii)	10.56	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.14 therein)
10(iii)	10.57	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.15 therein)
10(iii)	10.58	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.16 therein)
10(iii)	10.59	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 through 2014)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.17 therein)
10(iii)	10.60	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.18 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.61	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.19 therein)
10(iii)	10.62	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.20 therein)
10(iii)	10.63	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.21 therein)
10(iii)	10.64	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.22 therein)
10(iii)	10.65	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.66	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.67	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.68	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.69	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.70	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.71	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.72	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.73	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.66 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.74	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.75	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.76	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.62 therein)
10(iii)	10.77	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Filed herewith
10(iii)	10.78	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.76 therein)
10(iii)	10.79	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.63 therein)
10(iii)	10.80	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.69 therein)
10(iii)	10.81	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.76 therein)
10(iii)	10.82	Director Compensation Schedule for 2013 - 2014 Term	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.72 therein)
10(iii)	10.83	Director Compensation Schedule for 2014 - 2015 Term	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.79 therein)
10(iii)	10.84	Director Compensation Schedule for 2015 - 2016 Term	Filed herewith
10(iii)	10.85	The Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on August 11, 2015; Exhibit 10.1 therein)
10(iii)	10.86	First Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on February 2, 2016; Exhibit 10 therein)
10(iii)	10.87	2013 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.73 therein)
10(iii)	10.88	2014 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.82 therein)
10(iii)	10.89	2015 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.90 therein)
10(iii)	10.90	2016 Progressive Capital Management Bonus Plan	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.91	Form of Capital Management Bonus Plan (2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.7 therein)
11	11	Computation of Earnings Per Share	Filed herewith
13	13	The Progressive Corporation 2015 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 42 of this Annual Report on Form 10-K
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer	Furnished herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith