Form 10-Q
period 2016-03-31
PROGRESSIVE CORP/OH/
filed 2016-05-05
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Common Shares, $1.00 par value: 582,996,534 outstanding at March 31, 2016

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31, 2016	2016	2015	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$5,317.4	$4,666.3	14
Investment income	118.8	105.1	13
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	0	(7.9)	(100)
Net realized gains (losses) on securities	17.4	40.9	(57)
Total net realized gains (losses) on securities	17.4	33.0	(47)
Fees and other revenues	78.9	73.7	7
Service revenues	25.0	17.2	45
Total revenues	5,557.5	4,895.3	14
Expenses
Losses and loss adjustment expenses	3,913.4	3,368.6	16
Policy acquisition costs	440.3	379.4	16
Other underwriting expenses	755.8	650.4	16
Investment expenses	4.8	5.3	(9)
Service expenses	21.6	15.9	36
Interest expense	34.2	32.5	5
Total expenses	5,170.1	4,452.1	16
Net Income
Income before income taxes	387.4	443.2	(13)
Provision for income taxes	128.7	147.6	(13)
Net income	258.7	295.6	(12)
Net income attributable to noncontrolling interest (NCI), net of tax	0.5	0	NM
Net income attributable to Progressive	$258.2	$295.6	(13)
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Total net unrealized gains (losses) on securities	$69.5	$35.4	96
Net unrealized gains (losses) on forecasted transactions	(0.3)	(8.7)	(97)
Foreign currency translation adjustment	0.5	(0.5)	(200)
Other comprehensive income	69.7	26.2	166
Other comprehensive (income) loss attributable to NCI	(2.1)	0	NM
Comprehensive income attributable to Progressive	$325.8	$321.8	1
Computation of Per Share Earnings
Average shares outstanding - Basic	583.2	587.6	(1)
Net effect of dilutive stock-based compensation	2.3	3.4	(32)
Total equivalent shares - Diluted	585.5	591.0	(1)
Basic: Net income per share	$0.44	$0.50	(12)
Diluted: Net income per share	$0.44	$0.50	(12)
Dividends declared per share[1]	$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31, 2015
(millions)	2016	2015
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $13,892.3, $13,997.5, and $15,347.9)	$13,966.4	$14,219.8	$15,332.2
Equity securities:
Nonredeemable preferred stocks (cost: $731.9, $598.3, and $674.2)	832.2	828.1	782.6
Common equities (cost: $1,524.0, $1,295.0, and $1,494.3)	2,705.0	2,515.7	2,650.5
Short-term investments (amortized cost: $3,826.9, $2,267.0, and $2,172.0)	3,826.9	2,267.0	2,172.0
Total investments	21,330.5	19,830.6	20,937.3
Cash	209.9	101.5	224.4
Accrued investment income	93.6	84.7	102.2
Premiums receivable, net of allowance for doubtful accounts of $157.6, $138.7, and $164.8	4,378.9	3,777.0	3,987.7
Reinsurance recoverables, including $59.5, $50.8, and $46.1 on paid losses and loss adjustment expenses	1,568.2	1,257.2	1,488.8
Prepaid reinsurance premiums	216.7	99.3	199.3
Deferred acquisition costs	600.0	484.0	564.1
Property and equipment, net of accumulated depreciation of $799.6, $742.7, and $778.3	1,061.9	957.5	1,037.2
Goodwill	447.6	1.6	447.6
Intangible assets, net of accumulated amortization of $62.9, $0.6, and $47.4	479.4	11.3	494.9
Other assets	334.9	276.0	335.8
Total assets	$30,721.6	$26,880.7	$29,819.3
Liabilities
Unearned premiums	$7,140.7	$5,854.0	$6,621.8
Loss and loss adjustment expense reserves	10,286.7	9,001.6	10,039.0
Net deferred income taxes	113.9	97.2	109.3
Dividends payable	0	0	519.2
Accounts payable, accrued expenses, and other liabilities	2,451.4	2,165.9	2,067.8
Debt[1]	2,701.6	2,560.1	2,707.9
Total liabilities	22,694.3	19,678.8	22,065.0
Redeemable noncontrolling interest (NCI)[2]	467.4	0	464.9
Shareholders' Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.6, including treasury shares of 214.6, 210.3, and 214.0)	583.0	587.3	583.6
Paid-in capital	1,231.3	1,196.7	1,218.8
Retained earnings	4,877.6	4,368.6	4,686.6
Accumulated other comprehensive income, net of tax:
Net unrealized gains (losses) on securities	878.5	1,057.3	809.0
Net unrealized gains (losses) on forecasted transactions	(8.5)	(7.2)	(8.2)
Foreign currency translation adjustment	(1.0)	(0.8)	(1.5)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(1.0)	0	1.1
Total accumulated other comprehensive income	868.0	1,049.3	800.4
Total shareholders’ equity	7,559.9	7,201.9	7,289.4
Total liabilities, redeemable NCI, and shareholders’ equity	$30,721.6	$26,880.7	$29,819.3
1Consists of both short-term and long-term debt. See Note 4 - Debt for further discussion.
2See Note 11 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three months ended March 31,
(millions — except per share amounts)	2016	2015
Common Shares, $1.00 Par Value
Balance, Beginning of period	$583.6	$587.8
Treasury shares purchased	(2.3)	(2.5)
Net restricted equity awards issued/vested/(forfeited)	1.7	2.0
Balance, End of period	$583.0	$587.3
Paid-In Capital
Balance, Beginning of period	$1,218.8	$1,184.3
Tax benefit from vesting of equity-based compensation	6.6	6.3
Treasury shares purchased	(4.8)	(5.0)
Net restricted equity awards (issued)/(vested)/forfeited	(1.7)	(2.0)
Amortization of equity-based compensation	12.8	13.1
Reinvested dividends on restricted stock units	(0.3)	0
Adjustment to carrying amount of redeemable noncontrolling interest	(0.1)	0
Balance, End of period	$1,231.3	$1,196.7
Retained Earnings
Balance, Beginning of period	$4,686.6	$4,133.4
Net income attributable to Progressive	258.2	295.6
Treasury shares purchased	(63.2)	(58.4)
Cash dividends declared on common shares	0.2	0
Reinvested dividends on restricted stock units	0.3	0
Other, net	(4.5)	(2.0)
Balance, End of period	$4,877.6	$4,368.6
Accumulated Other Comprehensive Income, Net of Tax
Balance, Beginning of period	$800.4	$1,023.1
Attributable to noncontrolling interest	(2.1)	0
Other comprehensive income	69.7	26.2
Balance, End of period	$868.0	$1,049.3
Total Shareholders’ Equity	$7,559.9	$7,201.9
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Three months ended March 31,	2016	2015
Cash Flows From Operating Activities
Net income	$258.7	$295.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27.5	23.8
Amortization of intangible assets	15.5	0
Amortization of fixed-income securities	20.5	17.3
Amortization of equity-based compensation	12.8	13.1
Net realized (gains) losses on securities	(17.4)	(33.0)
Net (gains) losses on disposition of property and equipment	0.1	0.1
Changes in:
Premiums receivable	(391.1)	(239.6)
Reinsurance recoverables	(79.4)	(25.3)
Prepaid reinsurance premiums	(17.4)	(14.0)
Deferred acquisition costs	(35.9)	(26.8)
Income taxes	91.8	80.6
Unearned premiums	518.6	414.4
Loss and loss adjustment expense reserves	247.6	144.4
Accounts payable, accrued expenses, and other liabilities	200.1	106.9
Other, net	(27.5)	13.6
Net cash provided by operating activities	824.5	771.1
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(2,468.2)	(3,023.8)
Equity securities	(180.1)	(77.2)
Sales:
Fixed maturities	2,105.9	1,534.6
Equity securities	97.9	88.9
Maturities, paydowns, calls, and other:
Fixed maturities	1,829.8	855.1
Net sales (purchases) of short-term investments	(1,653.0)	(117.7)
Net unsettled security transactions	70.4	64.5
Purchases of property and equipment	(54.3)	(22.2)
Sales of property and equipment	2.0	1.4
Net cash used in investing activities	(249.6)	(696.4)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	6.6	6.3
Proceeds from debt issuance	0	382.0
Payment of debt	(6.8)	0
Dividends paid to shareholders[1]	(519.0)	(403.6)
Acquisition of treasury shares	(70.3)	(65.9)
Net cash used in financing activities	(589.5)	(81.2)
Effect of exchange rate changes on cash	0.1	(0.4)
Decrease in cash	(14.5)	(6.9)
Cash, January 1	224.4	108.4
Cash, March 31	$209.9	$101.5
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates, in which Progressive or ARX has a controlling financial interest.  The Progressive Corporation owned 69.2% of the outstanding capital stock of ARX at March 31, 2016. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2016, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report to Shareholders).
Included in other assets in the consolidated balance sheets are properties that are considered "held for sale." The fair value of these properties, less the estimated cost to sell them, was $8.7 million at March 31, 2016 and 2015, and December 31, 2015.
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
The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. The net holding period gains (losses) represent the amounts realized on our hybrid securities only.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2016
Fixed maturities:
U.S. government obligations	$1,375.8	$12.2	$0	$0	$1,388.0	6.5%
State and local government obligations	2,452.0	57.4	(1.2)	0	2,508.2	11.8
Foreign government obligations	21.9	0	0	0	21.9	0.1
Corporate debt securities	3,795.2	50.6	(6.2)	0.4	3,840.0	18.0
Residential mortgage-backed securities	1,810.9	19.5	(28.5)	(0.4)	1,801.5	8.4
Agency residential pass-through obligations	46.5	0.2	(0.1)	0	46.6	0.2
Commercial mortgage-backed securities	2,418.7	26.4	(18.9)	0	2,426.2	11.4
Other asset-backed securities	1,706.3	1.3	(4.2)	0.3	1,703.7	8.0
Redeemable preferred stocks	265.0	14.2	(48.9)	0	230.3	1.1
Total fixed maturities	13,892.3	181.8	(108.0)	0.3	13,966.4	65.5
Equity securities:
Nonredeemable preferred stocks	731.9	124.7	(24.4)	0	832.2	3.9
Common equities	1,524.0	1,186.7	(5.7)	0	2,705.0	12.7
Short-term investments	3,826.9	0	0	0	3,826.9	17.9
Total portfolio[2,3]	$19,975.1	$1,493.2	$(138.1)	$0.3	$21,330.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
March 31, 2015
Fixed maturities:
U.S. government obligations	$2,678.1	$30.1	$0	$0	$2,708.2	13.7%
State and local government obligations	2,224.8	50.0	(1.0)	0	2,273.8	11.5
Foreign government obligations	20.0	0	0	0	20.0	0.1
Corporate debt securities	2,851.6	54.4	(3.8)	1.8	2,904.0	14.6
Residential mortgage-backed securities	1,629.2	32.4	(13.1)	(0.3)	1,648.2	8.3
Agency residential pass-through obligations	0	0	0	0	0	0
Commercial mortgage-backed securities	2,437.4	50.1	(1.1)	0.7	2,487.1	12.5
Other asset-backed securities	1,896.1	4.9	(0.3)	0.8	1,901.5	9.6
Redeemable preferred stocks	260.3	23.3	(6.6)	0	277.0	1.4
Total fixed maturities	13,997.5	245.2	(25.9)	3.0	14,219.8	71.7
Equity securities:
Nonredeemable preferred stocks	598.3	192.5	(5.9)	43.2	828.1	4.2
Common equities	1,295.0	1,226.7	(6.0)	0	2,515.7	12.7
Short-term investments	2,267.0	0	0	0	2,267.0	11.4
Total portfolio[2,3]	$18,157.8	$1,664.4	$(37.8)	$46.2	$19,830.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2015
Fixed maturities:
U.S. government obligations	$2,425.4	$4.4	$(0.6)	$0	$2,429.2	11.6%
State and local government obligations	2,677.6	47.5	(3.7)	0	2,721.4	13.0
Foreign government obligations	18.6	0	0	0	18.6	0.1
Corporate debt securities	3,713.2	11.3	(33.0)	0.1	3,691.6	17.6
Residential mortgage-backed securities	1,726.0	22.1	(20.6)	(0.8)	1,726.7	8.3
Agency residential pass-through obligations	90.3	0.1	(1.1)	0	89.3	0.4
Commercial mortgage-backed securities	2,665.7	16.9	(29.4)	0	2,653.2	12.7
Other asset-backed securities	1,771.1	1.4	(5.1)	0.5	1,767.9	8.4
Redeemable preferred stocks	260.0	17.6	(43.3)	0	234.3	1.1
Total fixed maturities	15,347.9	121.3	(136.8)	(0.2)	15,332.2	73.2
Equity securities:
Nonredeemable preferred stocks	674.2	122.8	(15.7)	1.3	782.6	3.7
Common equities	1,494.3	1,170.4	(14.2)	0	2,650.5	12.7
Short-term investments	2,172.0	0	0	0	2,172.0	10.4
Total portfolio[2,3]	$19,688.4	$1,414.5	$(166.7)	$1.1	$20,937.3	100.0%
1Represents net holding period gains (losses) realized on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2016, $47.3 million was included in "other liabilities," compared to $95.8 million in "other liabilities" at March 31, 2015 and $23.1 million in "other assets" at December 31, 2015.
3The total fair value of the portfolio at March 31, 2016 and 2015, and December 31, 2015 included $0.7 billion, $1.7 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not enter into any repurchase commitment transactions during the first three months of 2016 or 2015, and we had no open repurchase commitments at March 31, 2016, March 31, 2015, or December 31, 2015.
Also included in short-term investments are reverse repurchase commitment transactions, where we loan cash to approved counterparties and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. Our exposure to credit risk is limited due to the nature of the collateral (i.e., U.S. Treasury Notes) received. We have counterparty exposure on these trades in the event of a counterparty default to the extent the collateral security's value is below the amount of cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight) reduces that exposure.

We had no open reverse repurchase commitments at March 31, 2016, March 31, 2015, or December 31, 2015. For the three months ended March 31, 2016, our largest outstanding balance of reverse repurchase commitments was $265.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $160.7 million.

To the extent our repurchase and reverse repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31, 2015
(millions)	2016	2015
Fixed maturities:
Corporate debt securities	$39.2	$132.9	$49.1
Residential mortgage-backed securities	174.4	111.7	144.3
Commercial mortgage-backed securities	0	18.0	17.3
Other asset-backed securities	10.6	13.1	11.3
Total fixed maturities	224.2	275.7	222.0
Equity securities:
Nonredeemable preferred stocks	49.5	137.2	50.7
Total hybrid securities	$273.7	$412.9	$272.7
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $1.4 million as of March 31, 2016, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
The residential mortgage-backed securities accounted for as hybrid securities are obligations of the issuer with payments of principal based on the performance of a reference pool of loans. This embedded derivative results in the securities incorporating the risk of default from both the issuer and the related loan pool.
The commercial mortgage-backed securities in the table above contain fixed interest rate reset features that will increase the coupons in the event the securities are not fully paid off on the anticipated repayment date. These reset features have the potential to more than double our initial purchase yield for each security. These securities were no longer held at March 31, 2016.
The other asset-backed security in the table above represents one hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative has the potential to more than double our initial investment yield at acquisition.
The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks with fixed-rate coupons that have call features, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks. In the second quarter 2015, we acquired a controlling interest in ARX and transferred our previous 5%

preferred stock investment in ARX to a component of our total ownership interest (see Note 15 – Acquisition in our 2015 Annual Report to Shareholders for further discussion).
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2016, was:

(millions)	Cost	Fair Value
Less than one year	$3,604.9	$3,596.3
One to five years	7,016.5	7,030.3
Five to ten years	3,195.6	3,259.6
Ten years or greater	75.3	80.2
Total	$13,892.3	$13,966.4

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of March 31, 2016, we had $132.4 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $5.7 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely than not that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 95% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write-down the securities of that issuer. The remaining 5% of our common stocks were part of a managed equity strategy selected and administered by an external investment advisor. If our review of loss position securities indicates there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2016
Fixed maturities:
U.S. government obligations	5	$74.9	$0	5	$74.9	$0	0	$0	$0
State and local government obligations	112	267.8	(1.2)	63	132.8	(0.3)	49	135.0	(0.9)
Corporate debt securities	60	672.3	(6.2)	21	169.2	(0.4)	39	503.1	(5.8)
Residential mortgage-backed securities	157	1,345.1	(28.5)	52	426.9	(3.9)	105	918.2	(24.6)
Agency residential pass-through obligations	25	9.1	(0.1)	3	0.4	0	22	8.7	(0.1)
Commercial mortgage-backed securities	130	1,185.4	(18.9)	49	395.4	(2.2)	81	790.0	(16.7)
Other asset-backed securities	86	1,175.2	(4.2)	70	999.3	(3.2)	16	175.9	(1.0)
Redeemable preferred stocks	9	198.8	(48.9)	4	88.0	(16.1)	5	110.8	(32.8)
Total fixed maturities	584	4,928.6	(108.0)	267	2,286.9	(26.1)	317	2,641.7	(81.9)
Equity securities:
Nonredeemable preferred stocks	13	344.4	(24.4)	4	79.0	(2.6)	9	265.4	(21.8)
Common equities	73	87.4	(5.7)	67	84.3	(5.5)	6	3.1	(0.2)
Total equity securities	86	431.8	(30.1)	71	163.3	(8.1)	15	268.5	(22.0)
Total portfolio	670	$5,360.4	$(138.1)	338	$2,450.2	$(34.2)	332	$2,910.2	$(103.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2015
Fixed maturities:
U.S. government obligations	1	$7.2	$0	1	$7.2	$0	0	$0	$0
State and local government obligations	57	270.3	(1.0)	42	231.8	(0.5)	15	38.5	(0.5)
Corporate debt securities	25	390.3	(3.8)	17	242.4	(2.3)	8	147.9	(1.5)
Residential mortgage-backed securities	80	1,013.9	(13.1)	34	540.6	(3.1)	46	473.3	(10.0)
Agency residential pass-through obligations	0	0	0	0	0	0	0	0	0
Commercial mortgage-backed securities	59	564.2	(1.1)	53	560.8	(1.0)	6	3.4	(0.1)
Other asset-backed securities	30	490.9	(0.3)	29	472.4	(0.1)	1	18.5	(0.2)
Redeemable preferred stocks	3	102.1	(6.6)	1	33.0	(1.0)	2	69.1	(5.6)
Total fixed maturities	255	2,838.9	(25.9)	177	2,088.2	(8.0)	78	750.7	(17.9)
Equity securities:
Nonredeemable preferred stocks	5	183.1	(5.9)	2	74.5	(2.2)	3	108.6	(3.7)
Common equities	40	58.3	(6.0)	40	58.3	(6.0)	0	0	0
Total equity securities	45	241.4	(11.9)	42	132.8	(8.2)	3	108.6	(3.7)
Total portfolio	300	$3,080.3	$(37.8)	219	$2,221.0	$(16.2)	81	$859.3	$(21.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2015
Fixed maturities:
U.S. government obligations	22	$897.1	$(0.6)	22	$897.1	$(0.6)	0	$0	$0
State and local government obligations	290	606.7	(3.7)	264	500.7	(2.6)	26	106.0	(1.1)
Corporate debt securities	215	2,580.6	(33.0)	197	2,294.6	(25.2)	18	286.0	(7.8)
Residential mortgage-backed securities	188	1,294.7	(20.6)	115	493.4	(3.7)	73	801.3	(16.9)
Agency residential pass-through obligations	61	84.9	(1.1)	61	84.9	(1.1)	0	0	0
Commercial mortgage-backed securities	207	2,046.5	(29.4)	171	1,694.6	(25.8)	36	351.9	(3.6)
Other asset-backed securities	101	1,548.6	(5.1)	92	1,472.0	(4.5)	9	76.6	(0.6)
Redeemable preferred stocks	9	199.4	(43.3)	6	119.4	(14.5)	3	80.0	(28.8)
Total fixed maturities	1,093	9,258.5	(136.8)	928	7,556.7	(78.0)	165	1,701.8	(58.8)
Equity securities:
Nonredeemable preferred stocks	10	301.8	(15.7)	5	124.2	(1.7)	5	177.6	(14.0)
Common equities	64	164.8	(14.2)	60	161.4	(14.2)	4	3.4	0
Total equity securities	74	466.6	(29.9)	65	285.6	(15.9)	9	181.0	(14.0)
Total portfolio	1,167	$9,725.1	$(166.7)	993	$7,842.3	$(93.9)	174	$1,882.8	$(72.8)

Since March 31, 2015, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily reflecting 190 securities added to the portfolio as a result of our acquisition of a controlling interest in ARX during the second quarter 2015, and that declined in value between the acquisition date and March 31, 2016. The decline in these securities averaged approximately 0.4% of their total cost. The number of fixed-maturity securities with unrealized losses decreased since December 31, 2015, primarily the result of declining interest rates. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at March 31, 2016 in the table above are current with respect to required principal and interest payments. Since December 31, 2015, our nonredeemable preferred stocks with unrealized losses increased to 13 securities, averaging approximately 7% of their total cost. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio also increased during the first three months of 2016. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	March 31,		December 31, 2015
(millions)	2016	2015
Fixed maturities:
Residential mortgage-backed securities	$(43.3)	$(44.1)	$(43.3)
Commercial mortgage-backed securities	(0.6)	(0.6)	(0.6)
Total fixed maturities	$(43.9)	$(44.7)	$(43.9)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2016 and 2015, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2015	$12.4	$0.4	$12.8
Change in recoveries of future cash flows expected to be collected[1]	(0.3)	0	(0.3)
Balance at March 31, 2016	$12.1	$0.4	$12.5

	Three Months Ended March 31, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2014	$12.7	$0.4	$13.1
Change in recoveries of future cash flows expected to be collected[1]	(0.5)	0	(0.5)
Balance at March 31, 2015	$12.2	$0.4	$12.6
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely than not that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down. We did not have any credit impairment write-downs for the three months ended March 31, 2016 or 2015.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2016	2015
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$14.3	$4.9
State and local government obligations	10.9	0
Corporate and other debt securities	12.5	9.1
Residential mortgage-backed securities	0.9	0.1
Commercial mortgage-backed securities	3.6	10.8
Total fixed maturities	42.2	24.9
Equity securities:
Nonredeemable preferred stocks	1.6	15.8
Common equities	9.5	17.8
Subtotal gross realized gains on security sales	53.3	58.5
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(0.4)	(0.8)
State and local government obligations	(0.1)	0
Corporate and other debt securities	(0.4)	(0.8)
Commercial mortgage-backed securities	(2.7)	(0.2)
Total fixed maturities	(3.6)	(1.8)
Equity securities:
Nonredeemable preferred stocks	(1.0)	0
Common equities	(4.9)	(0.4)
Subtotal gross realized losses on security sales	(9.5)	(2.2)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	13.9	4.1
State and local government obligations	10.8	0
Corporate and other debt securities	12.1	8.3
Residential mortgage-backed securities	0.9	0.1
Commercial mortgage-backed securities	0.9	10.6
Total fixed maturities	38.6	23.1
Equity securities:
Nonredeemable preferred stocks	0.6	15.8
Common equities	4.6	17.4
Subtotal net realized gains (losses) on security sales	43.8	56.3
Other-than-temporary impairment losses
Equity securities:
Common equities	0	(7.9)
Subtotal other-than-temporary impairment losses	0	(7.9)
Other gains (losses)
Hybrid securities	(0.7)	3.3
Derivative instruments	(25.7)	(18.8)
Litigation settlements	0	0.1
Subtotal other gains (losses)	(26.4)	(15.4)
Total net realized gains (losses) on securities	$17.4	$33.0
Gross realized gains and losses were predominantly the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates and sales from our equity portfolios. In addition, gains and losses reflect recoveries from litigation settlements and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired.

Net Investment Income  The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2016	2015
Fixed maturities:
U.S. government obligations	$4.8	$9.1
State and local government obligations	13.5	11.9
Foreign government obligations	0.1	0.1
Corporate debt securities	28.2	22.9
Residential mortgage-backed securities	12.2	12.8
Agency residential pass-through obligations	0.4	0
Commercial mortgage-backed securities	20.9	16.9
Other asset-backed securities	6.0	5.0
Redeemable preferred stocks	3.8	3.8
Total fixed maturities	89.9	82.5
Equity securities:
Nonredeemable preferred stocks	11.8	10.5
Common equities	14.5	11.7
Short-term investments	2.6	0.4
Investment income	118.8	105.1
Investment expenses	(4.8)	(5.3)
Net investment income	$114.0	$99.8

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio. The increase of 13% in first quarter 2016, compared to first quarter 2015, primarily reflects an increase in average assets, due in large part to profitable underwriting results and the acquisition of a controlling interest in ARX.

Trading Securities At March 31, 2016 and 2015, and December 31, 2015, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2016 and 2015.
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

The following table shows the status of our derivative instruments at March 31, 2016 and 2015, and December 31, 2015, and for the three months ended March 31, 2016 and 2015:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended
	March 31,		Dec. 31,			March 31,		Dec. 31,	March 31,
Derivatives designated as:	2016	2015	2015	Purpose	Classification	2016	2015	2015	2016	2015
Hedging instruments
Closed:
Ineffective cash flow hedge	$0	$0	$18	Manage interest rate risk	NA	$0	$0	$0	$0	$0
Non-hedging instruments
Assets:
Interest rate swaps	0	750	750	Manage portfolio duration	Investments— fixed maturities	0	0.1	4.4	0	(18.8)
Liabilities:
Interest rate swaps	565	0	0	Manage portfolio duration	Other liabilities	(18.7)	0	0	(24.0)	0
Closed:
Interest rate swaps	185	0	0	Manage portfolio duration	NA	0	0	0	(1.9)	0
U.S. Treasury Note futures	55	0	691	Manage portfolio duration	NA	0	0	0	0.2	0
Total	NA	NA	NA			$(18.7)	$0.1	$4.4	$(25.7)	$(18.8)
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
CASH FLOW HEDGES
Our ineffective cash flow hedge, which is reflected in the table above, resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2015, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities.
We entered into a forecasted debt issuance hedge to hedge against a possible rise in interest rates in conjunction with the $400 million of 3.70% Senior Notes issued in January 2015. Upon issuance, we closed the hedge and recognized, as part of accumulated other comprehensive income, a pretax loss of $12.9 million in January 2015.
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts primarily to manage the fixed-income portfolio duration. At March 31, 2016 and 2015, and December 31, 2015, we held interest rate swap positions for which we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. On the positions open at March 31, 2016, since inception, interest rates have fallen resulting in a fair value loss and a fair value decrease of $22.0 million since December 31, 2015.

During the first quarter 2016, we closed one 10-year interest rate swap position (opened in 2013) in which we were paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. The net realized loss during the quarter was the result of overall falling interest rates during the period the position was open.

During the first quarter 2016, we entered into U.S. treasury futures by selling contracts; all positions were closed at March 31, 2016. The net realized gain during the quarter was the result of overall rising interest rates during the period that the contracts were held.
As of March 31, 2016 and 2015, the balance of the cash collateral that we delivered to the applicable counterparties on the interest rate swaps was $20.6 million and $4.7 million, respectively. As of December 31, 2015, the balance of the cash collateral that we had received from the applicable counterparties on the interest rate swap positions was $4.9 million.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2016
Fixed maturities:
U.S. government obligations	$1,388.0	$0	$0	$1,388.0	$1,375.8
State and local government obligations	0	2,508.2	0	2,508.2	2,452.0
Foreign government obligations	21.9	0	0	21.9	21.9
Corporate debt securities	0	3,840.0	0	3,840.0	3,795.2
Subtotal	1,409.9	6,348.2	0	7,758.1	7,644.9
Asset-backed securities:
Residential mortgage-backed	0	1,801.5	0	1,801.5	1,810.9
Agency residential pass-through obligations	0	46.6	0	46.6	46.5
Commercial mortgage-backed	0	2,416.7	9.5	2,426.2	2,418.7
Other asset-backed	0	1,703.7	0	1,703.7	1,706.3
Subtotal asset-backed securities	0	5,968.5	9.5	5,978.0	5,982.4
Redeemable preferred stocks:
Financials	0	91.7	0	91.7	81.8
Utilities	0	51.6	0	51.6	65.1
Industrials	0	87.0	0	87.0	118.1
Subtotal redeemable preferred stocks	0	230.3	0	230.3	265.0
Total fixed maturities	1,409.9	12,547.0	9.5	13,966.4	13,892.3
Equity securities:
Nonredeemable preferred stocks:
Financials	153.8	678.4	0	832.2	731.9
Subtotal nonredeemable preferred stocks	153.8	678.4	0	832.2	731.9
Common equities:
Common stocks	2,704.7	0	0	2,704.7	1,523.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,704.7	0	0.3	2,705.0	1,524.0
Total fixed maturities and equity securities	4,268.4	13,225.4	9.8	17,503.6	16,148.2
Short-term investments	3,730.0	96.9	0	3,826.9	3,826.9
Total portfolio	$7,998.4	$13,322.3	$9.8	$21,330.5	$19,975.1
Debt	$0	$2,789.2	$158.1	$2,947.3	$2,701.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2015
Fixed maturities:
U.S. government obligations	$2,708.2	$0	$0	$2,708.2	$2,678.1
State and local government obligations	0	2,273.8	0	2,273.8	2,224.8
Foreign government obligations	20.0	0	0	20.0	20.0
Corporate debt securities	0	2,904.0	0	2,904.0	2,851.6
Subtotal	2,728.2	5,177.8	0	7,906.0	7,774.5
Asset-backed securities:
Residential mortgage-backed	0	1,648.2	0	1,648.2	1,629.2
Agency residential pass-through obligations	0	0	0	0	0
Commercial mortgage-backed	0	2,475.7	11.4	2,487.1	2,437.4
Other asset-backed	0	1,901.5	0	1,901.5	1,896.1
Subtotal asset-backed securities	0	6,025.4	11.4	6,036.8	5,962.7
Redeemable preferred stocks:
Financials	0	98.2	0	98.2	77.3
Utilities	0	64.4	0	64.4	65.0
Industrials	0	114.4	0	114.4	118.0
Subtotal redeemable preferred stocks	0	277.0	0	277.0	260.3
Total fixed maturities	2,728.2	11,480.2	11.4	14,219.8	13,997.5
Equity securities:
Nonredeemable preferred stocks:
Financials	181.7	576.5	69.9	828.1	598.3
Subtotal nonredeemable preferred stocks	181.7	576.5	69.9	828.1	598.3
Common equities:
Common stocks	2,515.4	0	0	2,515.4	1,294.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,515.4	0	0.3	2,515.7	1,295.0
Total fixed maturities and equity securities	5,425.3	12,056.7	81.6	17,563.6	15,890.8
Short-term investments	2,267.0	0	0	2,267.0	2,267.0
Total portfolio	$7,692.3	$12,056.7	$81.6	$19,830.6	$18,157.8
Debt	$0	$2,910.9	$0	$2,910.9	$2,560.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2015
Fixed maturities:
U.S. government obligations	$2,429.2	$0	$0	$2,429.2	$2,425.4
State and local government obligations	0	2,721.4	0	2,721.4	2,677.6
Foreign government obligations	18.6	0	0	18.6	18.6
Corporate debt securities	0	3,691.6	0	3,691.6	3,713.2
Subtotal	2,447.8	6,413.0	0	8,860.8	8,834.8
Asset-backed securities:
Residential mortgage-backed	0	1,726.7	0	1,726.7	1,726.0
Agency residential pass-through obligations	0	89.3	0	89.3	90.3
Commercial mortgage-backed	0	2,643.3	9.9	2,653.2	2,665.7
Other asset-backed	0	1,767.9	0	1,767.9	1,771.1
Subtotal asset-backed securities	0	6,227.2	9.9	6,237.1	6,253.1
Redeemable preferred stocks:
Financials	0	92.0	0	92.0	76.8
Utilities	0	51.2	0	51.2	65.1
Industrials	0	91.1	0	91.1	118.1
Subtotal redeemable preferred stocks	0	234.3	0	234.3	260.0
Total fixed maturities	2,447.8	12,874.5	9.9	15,332.2	15,347.9
Equity securities:
Nonredeemable preferred stocks:
Financials	154.9	627.7	0	782.6	674.2
Subtotal nonredeemable preferred stocks	154.9	627.7	0	782.6	674.2
Common equities:
Common stocks	2,650.2	0	0	2,650.2	1,494.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,650.2	0	0.3	2,650.5	1,494.3
Total fixed maturities and equity securities	5,252.9	13,502.2	10.2	18,765.3	17,516.4
Short-term investments	2,056.3	115.7	0	2,172.0	2,172.0
Total portfolio	$7,309.2	$13,617.9	$10.2	$20,937.3	$19,688.4
Debt	$0	$2,722.9	$164.9	$2,887.8	$2,707.9
Our portfolio valuations, excluding short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during 2016 or 2015. We recognize transfers between levels at the end of the reporting period.
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

At March 31, 2016, vendor-quoted prices represented 37% of our Level 1 classifications (excluding short-term investments), compared to 50% and 49% at March 31, 2015 and December 31, 2015, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. The decline in vendor-quoted Level 1 prices since December 31, 2015 was due to a reduction of U.S. Treasury Notes with the funds deployed primarily to short-term investments.
At March 31, 2016 and 2015, and December 31, 2015, vendor-quoted prices comprised 98%, 97%, and 97%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 2%, 3%, and 3%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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

For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes and debentures issued by The Progressive Corporation (see Note 4-Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market, issuer specific fundamentals, and industry specific economic news as it comes to light.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2016 and 2015, and December 31, 2015, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We did not hold any internally-priced securities at March 31, 2016 or December 31, 2015. At March 31, 2015, we held one internally-priced security, a private preferred equity security (our 5% equity interest in ARX) with a value of $69.9 million, which was reclassified upon our acquisition of a controlling interest in ARX.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2016 or 2015, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2016 and 2015:

	Level 3 Fair Value
	Three Months Ended March 31, 2016
(millions)	Fair Value at December 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2016
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	$(0.3)	$0	$0	$0	$(0.1)	$0	$9.5
Total fixed maturities	9.9	(0.3)	0	0	0	(0.1)	0	9.5
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$10.2	$(0.3)	$0	$0	$0	$(0.1)	$0	$9.8

	Level 3 Fair Value
	Three Months Ended March 31, 2015
(millions)	Fair Value at December 31, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2015
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$11.6	$(0.2)	$0	$0	$0	$0	$0	$11.4
Total fixed maturities	11.6	(0.2)	0	0	0	0	0	11.4
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.3	0	0	0	0	0.6	0	69.9
Common equities:
Other risk investments	0.4	0	0	0	0	(0.1)	0	0.3
Total Level 3 securities	$81.3	$(0.2)	$0	$0	$0	$0.5	$0	$81.6
1The $0.6 million represents net holding period gains on a hybrid security, which is reflected in net realized gains (losses) on securities in the comprehensive income statement.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2016 and 2015, and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.5	External vendor	Prepayment rate[1]	0%
Total fixed maturities	9.5
Equity securities:
Nonredeemable preferred stocks:
Financials	0	NA	NA	NA
Subtotal Level 3 securities	9.5
Pricing exemption securities[2]	0.3
Total Level 3 securities	$9.8
NA = Not applicable, since we did not hold any nonredeemable preferred stock Level 3 securities at March 31, 2016.
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$11.4	External vendor	Prepayment rate[1]	0
Total fixed maturities	11.4
Equity securities:
Nonredeemable preferred stocks:
Financials	69.9	Multiple of tangible net book value	Price to book ratio multiple	2.6
Subtotal Level 3 securities	81.3
Pricing exemption securities[2]	0.3
Total Level 3 securities	$81.6
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	External vendor	Prepayment rate[1]	0
Total fixed maturities	9.9
Equity securities:
Nonredeemable preferred stocks:
Financials	0	NA	NA	NA
Subtotal Level 3 securities	9.9
Pricing exemption securities[2]	0.3
Total Level 3 securities	$10.2
NA= Not applicable, since we did not hold any nonredeemable preferred stock Level 3 securities at December 31, 2015.
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
Note 4 Debt — Debt consisted of:

	March 31, 2016		March 31, 2015		December 31, 2015
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.2	$538.4	$497.9	$542.6	$498.1	$528.7
6 5/8% Senior Notes due 2029	295.8	388.7	295.6	393.6	295.7	376.0
6.25% Senior Notes due 2032	395.0	509.7	394.9	525.6	395.0	490.6
4.35% Senior Notes due 2044	346.4	377.9	346.3	387.1	346.4	352.8
3.70% Senior Notes due 2045	395.0	388.6	394.9	394.8	395.0	362.0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	613.1	585.9	630.5	667.2	612.8	612.8
Other debt instruments	158.1	158.1	0	0	164.9	164.9
Total	$2,701.6	$2,947.3	$2,560.1	$2,910.9	$2,707.9	$2,887.8

The other debt instruments reported in the table above represent ARX indebtedness and consist of:

	March 31, 2016		December 31, 2015
Type of debt instrument	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$80.8	2	$87.1	December 2018 and 2019
Junior subordinated notes[1]	2	41.2	2	41.2	June 2036 and 2037
Senior notes	4	24.0	4	24.0	Various[2]
Surplus note	1	12.1	1	12.6	November 2021
Total		$158.1		$164.9
1 ARX issued junior subordinated floating rate notes to trusts established by ARX in connection with issuances of trust preferred securities by the trusts (discussed below).
2 The senior notes mature in May 2033, April 2034, December 2034, and June 2035.

The Progressive Corporation Debt

We did not repurchase any debt securities in the first quarter of 2016 or 2015. During the year ended December 31, 2015, we repurchased, in the open market, $18.4 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures").
ARX Debt (i.e., other debt instruments)
The other debt instruments were issued by ARX. ARX, not The Progressive Corporation or any of its other subsidiaries, is responsible for the other debt, which includes amounts that were borrowed and contributed to the capital of ARX's insurance subsidiaries or used, or made available for use, for other business purposes.

In estimating the fair value of the other debt instruments, it was determined that the fair value of these notes is equal to the carrying value, based on the current rates offered for debt of similar maturities and interest rates.

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts that are entirely owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million at March 31, 2016, in the variable interest entities is reported as a component of "other assets" on our consolidated balance sheets.
The Progressive Corporation Line of Credit
During the first quarter 2015, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate and the sum of the Federal Funds Open Rate plus 50 basis points. Each advance would need to be repaid on the 30th day after the advance or, if earlier, on April 30, 2016, the expiration date of the Line of Credit. We had no borrowings under the Line of Credit or the prior line of credit during the first three months of 2016 or throughout 2015.
Note 5 Income Taxes — At March 31, 2016 and 2015, and December 31, 2015, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the three months ended March 31, 2016, there have been no material changes in our uncertain tax positions or effective tax rate.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2016	2015
Income taxes	$30.0	$60.0
Interest	28.1	19.3
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes personal and commercial insurance for homeowners, other property owners, and renters. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (CAIP) business and serving as an agent for property, general liability and business owners policies, and workers’ compensation insurance through our programs with American Strategic Insurance and other subsidiaries of ARX (ASI), and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions, including those with ASI, are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2016		2015
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,347.9	$171.4	$2,244.5	$194.5
Direct	2,220.7	79.5	1,955.4	68.2
Total Personal Lines[1]	4,568.6	250.9	4,199.9	262.7
Commercial Lines	548.8	61.1	466.4	78.5
Property[2]	200.0	(24.5)	NA	NA
Other indemnity	0	(0.7)	0	0.4
Total underwriting operations	5,317.4	286.8	4,666.3	341.6
Fees and other revenues[3]	78.9	NA	73.7	NA
Service businesses	25.0	3.4	17.2	1.3
Investments[4]	136.2	131.4	138.1	132.8
Interest expense	NA	(34.2)	NA	(32.5)
Consolidated total	$5,557.5	$387.4	$4,895.3	$443.2
NA = Not applicable
1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned in both the first quarters of 2016 and 2015; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, manufactured homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; Property business written prior to that date was negligible. For the three months ended March 31, 2016, pretax loss includes $45.3 million of catastrophe losses and $15.1 million of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX. Although the amortization expense is included in our Property segment, it is not reported in the consolidated results of ARX Holding Corp. and, therefore, will not affect the value of the noncontrolling interest.
3Pretax profit (loss) for fees and other revenues are allocated to operating segments.
4Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

Our management uses underwriting margin and combined ratio as primary measures of underwriting profitability. Underwriting profitability is calculated by subtracting losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses from the total of net premiums earned and fees and other revenues. The underwriting margin is the pretax underwriting profit (loss) expressed as a percentage of net premiums earned (i.e., revenues from underwriting operations). Combined ratio is the complement of the underwriting margin. Following are the underwriting margins and combined ratios for our underwriting operations for the respective periods:

	Three Months Ended March 31,
	2016		2015
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	7.3%	92.7	8.7%	91.3
Direct	3.6	96.4	3.5	96.5
Total Personal Lines	5.5	94.5	6.3	93.7
Commercial Lines	11.1	88.9	16.8	83.2
Property[1]	(12.2)	112.2	NA	NA
Other indemnity[2]	NM	NM	NM	NM
Total underwriting operations	5.4	94.6	7.3	92.7
NA = Not applicable; any Property business written by Progressive prior to April 1, 2015 was negligible.
1Includes 7.6 points of amortization/depreciation expense associated with the acquisition of a controlling interest in ARX.
2Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.

Note 8 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income (using a 35% tax rate) multiplied by a companywide performance factor (Gainshare factor), determined by reference to the Agency auto, Direct auto, special lines, and Commercial Lines business units, subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2015, the Board determined the target percentage for 2016 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2015 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the Agency auto, Direct auto, special lines, and Commercial Lines business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although reviewed every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of March 31, 2016, the Gainshare factor was 1.30. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. For the three months ended March 31, 2016, our comprehensive income was $325.8 million, which is more than the $186.4 million of after-tax underwriting income for the same period. However, the ultimate decision on whether or not a dividend will be paid, and the amount of any dividend, are in the discretion of the Board of Directors. The Board could decide to alter our policy, or not to pay the annual variable dividend, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. If a dividend for 2016 were to be paid, the Board would likely declare the 2016 annual dividend in December 2016, with a record date in early 2017 and payment shortly thereafter.
Following is a summary of our shareholder dividends that were declared in the last two years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2015	February 2016	$0.8882	$519.0
Annual – Variable	December 2014	February 2015	0.6862	404.1
1Represents the final amount of dividends declared based on shares outstanding as of the record date.

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2015	$1,234.5	$(434.1)	$800.4	$809.0	$(8.2)	$(1.5)	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	142.7	(50.3)	92.4	92.4	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	(0.1)	0.1	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.7	(0.2)	0.5	0	0	0.5	0
Loss attributable to noncontrolling interest (NCI)	(3.3)	1.2	(2.1)	0	0	0	(2.1)
Total other comprehensive income (loss) before reclassifications	140.0	(49.2)	90.8	92.4	0	0.5	(2.1)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	35.3	(12.4)	22.9	22.9	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	35.8	(12.6)	23.2	22.9	0.3	0	0
Total other comprehensive income (loss)	104.2	(36.6)	67.6	69.5	(0.3)	0.5	(2.1)
Balance at March 31, 2016	$1,338.7	$(470.7)	$868.0	$878.5	$(8.5)	$(1.0)	$(1.0)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2014	$1,574.0	$(550.9)	$1,023.1	$1,021.9	$1.5	$(0.3)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	99.3	(34.7)	64.6	64.6	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	(12.8)	4.4	(8.4)	0	(8.4)	0	0
Foreign currency translation adjustment	(0.9)	0.4	(0.5)	0	0	(0.5)	0
Loss attributable to noncontrolling interest (NCI)	0	0	0	0	0	0	0
Total other comprehensive income (loss) before reclassifications	85.6	(29.9)	55.7	64.6	(8.4)	(0.5)	0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(7.9)	2.8	(5.1)	(5.1)	0	0	0
Net realized gains (losses) on securities	52.8	(18.5)	34.3	34.3	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	45.4	(15.9)	29.5	29.2	0.3	0	0
Total other comprehensive income (loss)	40.2	(14.0)	26.2	35.4	(8.7)	(0.5)	0
Balance at March 31, 2015	$1,614.2	$(564.9)	$1,049.3	$1,057.3	$(7.2)	$(0.8)	$0
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
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, if appropriate. The outcomes of pending cases are uncertain at this time. We establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate its potential exposure, which may include a range of loss. As to lawsuits in which the loss is not considered both probable and estimable, or is considered probable but not estimable, we do not establish an accrual in accordance with current accounting guidance.

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at March 31, 2016. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our 2015 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation in our 2015 Annual Report to Shareholders.
Note 11 Redeemable Noncontrolling Interest - In connection with the acquisition of a controlling interest in ARX, in the second quarter of 2015, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX shareholders have the right to “put” their ARX shares to Progressive in two installments, one in early 2018 and one in early 2021, and Progressive has the ability to "call" a portion of the outstanding shares at the same times. If these rights are exercised in full when available, our ownership stake in ARX capital stock will exceed 80% in 2018 and will reach 100% in 2021.
Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest as mezzanine equity on our consolidated balance sheets, which represents the minority shares at the current estimated purchase price pursuant to the put and call provisions of the stockholders' agreement.
No redeemable noncontrolling interest (NCI) existed at March 31, 2015. The components of redeemable NCI at March 31, 2016, were:

($ in millions)
Balance at December 31, 2015	$464.9
Net income attributable to NCI	0.5
Other comprehensive income attributable to NCI	2.1
Purchase of shares from NCI	0
Change in redemption value of NCI	(0.1)
Balance at March 31, 2016	$467.4
Note 12 Acquisition — On April 1, 2015, and subsequently during 2015, The Progressive Corporation acquired capital stock of ARX, the parent company of ASI, primarily from non-management shareholders at a total cost of $890.1 million. At March 31, 2016, Progressive's total ownership interest in ARX was 69.2%.
As part of the acquisition, we recorded other intangible assets. The following table reports the intangible assets by asset category as of March 31, 2016:

($ in millions)	Date of Acquisition		March 31, 2016
Category	Value	Useful Life	Accumulated Amortization	Remaining Useful Life
Policies in force	$256.2	7 years	$36.6	6 years
Agency relationships	159.2	14 years	11.4	13 years
Software	69.1	8 years	8.6	7 years
Trade name	34.8	10 years	3.5	9 years
Agent licenses	1.1	Indefinite	0	Indefinite
Total	$520.4		$60.1

During the first quarter 2016, we recognized $15.0 million of amortization.

As of March 31, 2016, goodwill associated with the acquisition was $446.0 million. No goodwill impairment charges were recognized during the first quarter 2016. Additionally, there were no triggering events during the first quarter 2016 that would have required a change to the carrying amount of goodwill.

Note 13 New Accounting Standards
Issued In March 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) to simplify the accounting for employee share-based payment transactions. This ASU is effective for fiscal years beginning after December 15, 2016 (2017 for calendar-year companies), with early adoption permitted. Several aspects of the ASU include income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under provisions of the ASU:

•
All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the comprehensive income statement (applied prospectively) and classified in the statement of cash flows as an operating activity (applied using either a prospective or retrospective transition method)

•
Companies are allowed to decide whether or not to record forfeitures of share-based awards when the forfeiture occurs or to record compensation expense over the vesting period net of estimated forfeitures (applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity upon adoption)

•
Companies are permitted to withhold up to the maximum statutory tax rate and still maintain equity classification of share-based awards (applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity upon adoption)

•
Companies are required to classify as a financing activity in the statement of cash flows the payment of cash to a taxing authority when the company withholds shares for such purpose (applied retrospectively)

We are currently evaluating the impact that this standard will have on our financial condition, cash flows, and results of operations, however, we only expect the change in the accounting for the excess tax benefits/deficiencies to impact our results of operations. Over the last three years, the tax benefit, which is currently being recorded in paid in capital, was $16.8 million in 2015, $12.8 million in 2014, and $10.3 million in 2013. We currently record estimated forfeitures over the vesting period and withhold at the minimum statutory tax rate, and we do not anticipate making any changes upon adoption of the ASU.
Adopted In January 2016, we adopted ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which clarifies guidance around accounting for fees paid in a cloud computing arrangement and amended the accounting treatment for the acquisition of licenses from third-parties for internal use software. Progressive adopted this ASU on a prospective basis and will apply the guidance for future cloud computing arrangements that we enter into.  Upon adoption, we began including the costs of our fixed-term licenses as part of the total amount of capitalized software developed or acquired for internal use, rather than recording them as prepaid assets, when applicable. We do not expect this standard will have a material impact on our results of operations.
Note 14 Reclassification — For the period ended March 31, 2015, we reclassified goodwill and intangible assets out of “other assets” to be reported as separate line items to conform with the current-year presentation. There was no effect on total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the first quarter 2016, The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force, although net income declined 13% on a year-over-year basis. Our underwriting profitability for the first quarter 2016 was 5.4%, compared to 7.3% for the same period last year, which was the primary driver of our decrease in net income.
Companywide net premiums written and earned increased 15% and 14%, respectively. For our vehicle businesses, net premiums written and earned increased 11% and 10%, respectively, while policies in force grew 5%. The balance of the growth reflects our Property business, which we did not begin reporting separately until the second quarter 2015, when we acquired a controlling interesting in ARX Holding Corp. (ARX).
Pretax underwriting profitability decreased 16% to $286.8 million for the quarter, primarily reflecting higher claims costs in our vehicle businesses and and an underwriting loss for the quarter in our Property business. Catastrophe losses in the first quarter 2016 were $93.0 million greater than the same period last year, about half of which was in our Property business. In addition, we experienced unfavorable prior accident year loss reserve development in our vehicle businesses in 2016, compared to favorable development in the first quarter 2015.
Our investment income of $118.8 million was up 13%, compared to the first quarter 2015, primarily reflecting an increase in our average invested assets. Comprehensive income was relatively flat on a year-over-year basis with the increase in our unrealized gains offsetting the reduction in net income. During the first quarter, our total capital position (debt plus shareholders' equity) increased $0.3 billion to $10.3 billion, compared to year-end 2015.
A. Insurance Operations
During the first quarter 2016, we realized an increase in net premiums written of 15% on a companywide basis, compared to the prior year period. Our Agency and Direct Personal Lines businesses increased 6% and 14%, respectively, and our Commercial Lines business grew 25%. For the quarter, our Property business generated $171.1 million of net premiums written.
To analyze growth in our vehicle businesses, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.
For the first quarter, on a year-over-year basis, written premium per policy increased 4% in our Personal Lines auto businesses and 2% for our special lines products. In addition to mix changes, the personal auto increase primarily reflected rate increases. In our Commercial Lines business, written premium per policy increased 12%, continuing to reflect the new business mix-shift in our truck product tiers. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs and ensure that our rate adequacy matches the market conditions going forward with the evolving mix of our vehicle businesses.
Personal Lines new applications for the first quarter increased 15%, compared to the same period last year. Agency and Direct auto new applications increased 15% and 17%, respectively, while special lines new applications increased 10%. We are continuing to benefit from the roll out of our latest auto product model, greater advertising spend, and competitor rate increases. Our Commercial Lines new applications increased 23%, reflecting improved competitiveness from actions taken in early 2015, which included lifting some of the previously imposed underwriting restrictions on new business, while competitors were doing the opposite and raising rates.
During the first quarter 2016, our renewal applications increased 2% in Personal Lines and 3% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business, which grew 7%. Our Agency auto and special lines products renewal applications were both down 2%.

To identify ways to stimulate growth, we continue to focus our efforts to become a destination insurer by identifying ways to ensure that Progressive is positioned to address the lifetime needs of customers and provide solutions to meet their needs beyond the initial auto insurance product. As part of this vision, we plan to continue to:

•	increase brand awareness and balance our marketing activity to execute on our multi-channel strategy and drive new business growth and retention across all of our segments

•
broaden our offerings to increase multi-product households, through the continued roll out of "Platinum," which provides agents with a single offering that combines home insurance from ASI and auto insurance from Progressive, as well as partnering with unaffiliated insurance providers to offer other insurance products to our customers, such as homeowners, flood, classic car, special event, travel, pet, life, ID protection, and more, and

•	roll out our most recent auto product design, which introduced improved segmentation and more attractive pricing and features for our "Robinsons" (i.e., bundled auto and homeowners)
During the quarter, we announced a new offering of coverage for drivers of Transportation Network Companies (TNCs), which is a personal policy endorsement that fills most of the coverage gap between a personal auto policy held by the driver and the commercial coverage held by a TNC, such as Uber or Lyft. This coverage is being offered in Texas. In addition, in April our Commercial Lines business began a relationship with Uber by launching a pilot program, also in Texas, to provide commercial auto coverage to Uber.

On a companywide basis, year-over-year policies in force, excluding the Property business, grew 5%, with Personal Lines growing 5% and Commercial Lines growing 10%. Our Property business reported nearly 1.1 million policies in force, which was consistent with the number of policies in force at December 31, 2015. Our Direct auto business grew 11% and our Agency auto and special lines products each grew 2% over last year. At March 31, 2016, we had 14.2 million Personal Lines policies in force, about 421,000 more policies in force than at the end of 2015, and Commercial Lines added over 19,000 policies in force during the first quarter.

To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy increased 2% for our Agency auto business and 3% for our Direct auto business, compared to last year. The policy life expectancy for our Commercial Lines business was up 11% and special lines products remained relatively flat, compared to last year.

We also review customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can create more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. Our trailing 3-month policy life expectancy at March 31, 2016, on a year-over-year basis, was up 5% in Agency auto and 6% in Direct auto. We continue to maintain our focus on providing customers with more stable rates and other insurance-related products and services they may need over time in our ongoing efforts to increase retention.
B. Investments
The fair value of our investment portfolio was $21.3 billion at March 31, 2016. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

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

We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), when available, for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At March 31, 2016, 20% of our portfolio was allocated to Group I securities and 80% to Group II securities; this allocation has not changed since year-end 2015.
Our recurring investment income generated a pretax book yield of 2.4% for both the first quarter 2016 and 2015. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.2% for the first quarter 2016, compared to 1.1% for the same period in 2015. Our fixed-income and common stock portfolios had FTE total returns of 1.2% and 1.7%, respectively, for the first quarter 2016, compared to 1.0% and 1.7% last year. Further detail of our FTE total returns are provided in our Results of Operations-Investments section.
At March 31, 2016, the fixed-income portfolio had a weighted average credit quality of A+ and a duration of 1.8 years, compared to A+ and 1.9 years at December 31, 2015. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $0.8 billion for the first three months of both 2016 and 2015.
Our total capital (debt plus shareholders' equity) was $10.3 billion, at book value, at March 31, 2016, compared to $9.8 billion at March 31, 2015 and $10.0 billion at December 31, 2015. Our interest expense increased 5% on a year-over-year basis, primarily reflecting the interest on the ARX debt and the 3.70% Senior Notes issued in late January 2015. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders' equity and excludes redeemable noncontrolling interest, was 26.3% at March 31, 2016, 26.2% at March 31, 2015, and 27.1% at December 31, 2015. We did not repurchase any debt securities in the first quarter of 2016 or 2015. During the full year 2015, we paid $19.3 million to repurchase $18.4 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, in the open market with available cash. We currently have outstanding $614.4 million in principal amount of our 6.70% Debentures. Beginning on June 15, 2017, and on each quarterly interest payment date thereafter, we will have the right to redeem the Debentures at par, in whole or in part, at our discretion. If we do not choose to redeem at June 15, 2017, the Debentures will convert from their current fixed interest rate to a variable rate equal to the 3-month LIBOR plus 2.0175%. If not so redeemed, the 6.70% Debentures will become due on June 15, 2037, subject to certain limitations set forth in the Debenture documents. We are evaluating our options with respect to the redemption of the 6.70% Debentures and have not made a decision at this time.
As part of the stockholders' agreement related to the ARX acquisition, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive, at various times and in varying amounts, prior to that date. The estimated cost to acquire the additional ARX shares is represented by the redeeemable noncontrolling interest reflected on our balance sheet.
Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business needs, scheduled principal and interest payments on our debt, any declared dividends, and other expected capital requirements. The covenants on The Progressive Corporation's existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, and other significant business interruptions, to estimate our potential capital needs.
During the first three months of 2016 and at all times during 2015, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2015.

Our available capital allowed us to take several actions to deploy underleveraged capital during the quarter, including:

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of March 31, 2016, we had 10.4 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended March 31,
(millions, except per share amounts)	2016	2015
Total number of shares purchased	2.3	2.5
Total cost	$70.3	$65.9
Average price paid per share	$30.94	$26.80

•
Dividends. As part of our capital management activities, in February 2016 and 2015, we paid annual variable dividends of $0.8882 per share and $0.6862 per share, respectively, which were each declared in December of the prior year.

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the three months ended March 31, 2016 or at any point in 2015. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
Our unsecured discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million was renewed during April 2016. Our prior Line of Credit expired on April 30, 2016. The new Line of Credit has the same terms and conditions as the previous Line of Credit and will expire on April 30, 2017. We had no borrowings under the Line of Credit during 2016 or throughout 2015.
We did not enter into any repurchase commitment transactions during the first three months of 2016 or 2015, and we had no open repurchase commitments at March 31, 2016 or 2015, or December 31, 2015.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2016, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2015. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2015.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended March 31,
($ in millions)	2016	2015	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,495.6	$2,356.1	6
Direct	2,490.2	2,179.6	14
Total Personal Lines	4,985.8	4,535.7	10
Commercial Lines	661.5	531.1	25
Property	171.1	NA	NA
Other indemnity	0	0	NM
Total underwriting operations	$5,818.4	$5,066.8	15
NET PREMIUMS EARNED
Personal Lines
Agency	$2,347.9	$2,244.5	5
Direct	2,220.7	1,955.4	14
Total Personal Lines	4,568.6	4,199.9	9
Commercial Lines	548.8	466.4	18
Property	200.0	NA	NA
Other indemnity	0	0	NM
Total underwriting operations	$5,317.4	$4,666.3	14
NA = We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX.
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
Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of March 31, our policies in force were:

(thousands)	2016	2015	% Change
POLICIES IN FORCE
Vehicle businesses:
Agency auto	4,865.4	4,765.6	2
Direct auto	5,175.4	4,679.8	11
Total auto	10,040.8	9,445.4	6
Special lines[1]	4,145.0	4,046.9	2
Total Personal Lines	14,185.8	13,492.3	5
Commercial Lines	575.1	522.6	10
Property	1,078.5	NA	NA

1Includes insurance for motorcycles, ATVs, RVs, manufactured homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.
NA = Not applicable; any Property business written by Progressive prior to April 1, 2015 was negligible.

To analyze growth in our vehicle businesses, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter
	2016	2015
APPLICATIONS
Personal Lines:
New	15%	6%
Renewal	2%	4%
Commercial Lines:
New	23%	19%
Renewal	3%	2%

The year-over-year growth in new applications in our Personal Lines business reflected increases in both our Agency and Direct auto businesses, as we continued to benefit from the roll out of our latest product model, greater advertising spend, and competitor rate increases. During the first quarter, the increase in our Agency auto application growth reflected both more quotes and an increase in conversion on those quotes. In addition, we continued to see more of the Direct application growth coming from the online quotes instead of the phone as more consumers are using the Internet and mobile devices to shop for and buy auto insurance.
The significant increase in our Commercial Lines new application growth reflected strong demand and improved competitiveness in all of our business market targets. We believe that the growth was due to both internal actions (e.g., rate stability and the removal of underwriting restrictions) and competitors' actions (e.g., rate increases and implementation of underwriting restrictions).
We are continuing to focus on our Destination Era strategy to form a deeper relationship with our customers as their insurance needs evolve and on our efforts to further penetrate customer households through cross-selling auto policies with other products, including through our Progressive Home Advantage® (PHA) program, to meet a broad range of customer needs. PHA is the program in which we “bundle” our auto product with property insurance provided by ASI, primarily in the Agency channel, or unaffiliated insurance carriers in the Direct channel. Bundled products are becoming an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have lower claims costs. An increasing number of our customers, especially Direct auto customers, are now multi-product customers combining their auto insurance with special lines, homeowners, or renters insurance products. As of March 31, 2016, PHA was available to Direct customers nationwide and Agency customers in 32 states and the District of Columbia. In the Direct channel, PHA is provided by 10 active, unaffiliated insurance providers, as well as by ASI.
We are continuing to deploy the infrastructure that we are developing to support the Platinum offering in our Agency channel. The Platinum product is a home and auto insurance combined offering that provides the agents a single offering with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. Platinum is targeted to those agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. At the end of the first quarter 2016, there were about 680 agents throughout 16 states that have the Platinum program available to them.
We continue to refine our personal auto segmentation and underwriting models. Our current model features more competitive preferred pricing, more sophisticated pricing for households that insure more than one product through Progressive, and enhancements to Snapshot®, our usage-based insurance program. Snapshot provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is currently available to our Agency and Direct auto customers in 48 states plus the District of Columbia; Snapshot is not available in California and North Carolina due to the regulatory environment.

We realize the importance of continuing to be a leader in the mobile space to allow us to provide consumers the ability to transact all forms of business when and where they want and on whatever device best suits their needs (e.g., smartphone, tablet). For our auto insurance products, we provide consumers with the direct capability to quote and buy auto insurance, comparison shop, make payments and endorsements, store digital ID cards, report claims, view Snapshot progress, and request roadside assistance, among other things. In addition, much of our Agency-dedicated website, which includes quote/buy, servicing, and reporting capabilities, is accessible to agents through tablet computers.

We also want to be the destination insurer for small business owners. Through our Progressive Commercial AdvantageSM program, we offer our commercial auto customers general liability and business owners policies and workers' compensation coverage written by unaffiliated insurance companies or agencies. The workers' compensation coverage is offered in 44 states, while the other products are offered throughout the continental United States.
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter
	2016	2015
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	4%	4%
Commercial Lines	12%	5%
The increased written premium per policy in our personal auto business included higher written premium per policy in both our Agency and Direct auto businesses. In addition to mix changes, the personal auto increase primarily reflected rate increases. For our Commercial Lines business, the increase in written premium per policy primarily reflected a shift in a mix of business in our truck product tiers. Adjusting rates is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends at the state level.
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

	Growth Over Prior Year
	2016	2015
RETENTION MEASURES
Personal Lines - auto
Policy life expectancy
Trailing 3-months	5%	(7)%
Trailing 12-months	2%	(3)%
Renewal ratio	0.1%	(0.3)%
Commercial Lines - policy life expectancy (trailing 12-months)	11%	4%
Although the trailing 3-month measure for personal auto does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. We experienced a favorable trajectory during the latter half of 2015 and first quarter 2016 in both the Agency and Direct channels primarily as a result of our competitive position in the market. In our Commercial Lines business, the increase in policy life expectancy primarily reflects more rate stability and an improved competitive position.
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

	Three Months Ended March 31,
	2016		2015
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$171.4	7.3%	$194.5	8.7%
Direct	79.5	3.6	68.2	3.5
Total Personal Lines	250.9	5.5	262.7	6.3
Commercial Lines	61.1	11.1	78.5	16.8
Property[1]	(24.5)	(12.2)	NA	NA
Other indemnity[2]	(0.7)	NM	0.4	NM
Total underwriting operations	$286.8	5.4%	$341.6	7.3%

NA = not applicable; any Property business written by Progressive prior to April 1, 2015 was negligible.
1We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX. For the three months ended March 31, 2016, amounts include $15.1 million of amortization/depreciation expense associated with the acquisition. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, will not affect the value of the noncontrolling interest and will not affect amounts payable pursuant to the put and call rights under the ARX stockholders' agreement.
2Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin exceeded our long-term profitability target of at least 4% for both the first quarter of 2016 and 2015. Catastrophe losses, which are discussed in more detail below, were the primary contributor to the decrease in underwriting profitability in our vehicle businesses and to the underwriting loss recognized in our Property business.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2016	2015	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	73.2	71.8	1.4	pts.
Underwriting expense ratio	19.5	19.5	0 pts.
Combined ratio	92.7	91.3	1.4	pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	75.4	75.3	0.1	pts.
Underwriting expense ratio	21.0	21.2	(0.2	) pts.
Combined ratio	96.4	96.5	(0.1	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	74.3	73.4	0.9	pts.
Underwriting expense ratio	20.2	20.3	(0.1	) pts.
Combined ratio	94.5	93.7	0.8	pts.
Commercial Lines
Loss & loss adjustment expense ratio	66.4	61.0	5.4	pts.
Underwriting expense ratio	22.5	22.2	0.3	pts.
Combined ratio	88.9	83.2	5.7	pts.
Property
Loss & loss adjustment expense ratio	77.9	NA	NA
Underwriting expense ratio[2]	34.3	NA	NA
Combined ratio[2]	112.2	NA	NA
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	73.6	72.2	1.4	pts.
Underwriting expense ratio	21.0	20.5	0.5	pts.
Combined ratio	94.6	92.7	1.9	pts.
Accident year loss & loss adjustment expense ratio[4]	72.5	74.3	(1.8	) pts.
NA = Not applicable; any Property business written by Progressive prior to April 1, 2015 was negligible.
1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2Included in the three months ended March 31, 2016, is a $15.1 million, or 7.6 points of amortization/depreciation expense associated with our acquisition of a controlling interest in ARX. Excluding this additional expense, the Property business would have reported an expense ratio and combined ratio of 26.7 and 104.6, respectively, for the three months ended March 31, 2016.
3Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting profit (loss) of $(0.7) million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.
4The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
($ in millions)	2016	2015
Change in net loss and LAE reserves	$181.7	$123.7
Paid losses and LAE	3,731.7	3,244.9
Total incurred losses and LAE	$3,913.4	$3,368.6
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
Our total loss and loss adjustment expense ratio increased 1.4 points for the first quarter 2016, compared to the first quarter 2015. Several factors that contributed to the year-over-year change are discussed below and include greater catastrophe losses in the first quarter 2016, unfavorable prior accident year reserve development versus favorable development in the first quarter 2015, and changes in severity and frequency.
The following table shows our consolidated catastrophe losses incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2016		2015
Catastrophe losses incurred	$102.4		$9.4
Increase to combined ratio	1.9	pts.	0.2	pts.
The catastrophe losses in 2016 were primarily due to wind and hail storms in Texas and Louisiana and impacted our vehicle businesses by $57.1 million and our Property business by $45.3 million. The severe weather continued in April and we currently estimate that April results will reflect a total of approximately $135 million of catastrophe losses, with about $85 million related to our vehicle businesses and $50 million related to our Property business, net of reinsurance. The reinsurance coverage for our Property catastrophe losses also include certain related loss adjustment expenses, which are not included in the total catastrophe losses discussed above. In general, the loss and LAE from a single catastrophic event has to exceed $45 million before we are covered by our property catastrophe excess of loss reinsurance and would have to exceed $175 million from severe thunderstorms in the aggregate for any calendar year before we would be covered by our catastrophe bond reinsurance. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 5% for the first quarter 2016, compared to the first quarter 2015. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury decreased about 2%

•	Auto property coverages increased, with property damage up about 2% and collision up about 7%

•	Personal injury protection (PIP) increased about 12%. The increase is primarily due to increased severity in Michigan, Florida, and New Jersey
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 3% for the first quarter 2016, compared to the same period last year. Following are our personal auto frequency changes by coverage on a year-over-year basis:

•	Bodily injury and PIP increased around 1%

•
Auto property coverages decreased, with property damage down 5% and collision down 7%, primarily due to lower levels of weather-related claims in the midwestern and northeastern states during the first quarter 2016

We closely monitor changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended March 31,
(millions)	2016		2015
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$23.8		$11.1
Current accident year	1.9		(0.7)
Calendar year actuarial adjustment	$25.7		$10.4
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$23.8		$11.1
All other development	(84.2)		86.8
Total development	$(60.4)		$97.9
(Increase)/decrease to calendar year combined ratio	(1.1	) pts.	2.1	pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allows them to adjust the reserves to reflect the current costs. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years’ development.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable development in the first quarter of 2016 and favorable development in the first quarter 2015.
First quarter 2016

•	Approximately 77% of the unfavorable prior year reserve development was attributable to accident year 2015

•
Nearly three-fourths of our unfavorable reserve development was in our personal auto product. Our Agency and Direct auto businesses accounted for almost 55% and 20%, respectively, of the total unfavorable reserve development

•	Our Commercial Lines business made up about 25% of the unfavorable development

•
In our personal auto and Commercial Lines businesses, we incurred unfavorable IBNR loss reserve development, primarily due to a higher severity and frequency of late reported claims than anticipated for accident year 2015, driven in part by storms in late December 2015, resulting in a greater number of claims being reported in January 2016 than anticipated

•	The development during the quarter for our Property business was minimal

First quarter 2015

•	Approximately 75% of the favorable prior year reserve development was attributable to accident year 2014

•
The majority of our favorable reserve development was in our personal auto product. Our Direct and Agency auto businesses accounted for approximately 40% and 25%, respectively, of the favorable reserve development, with our Commercial Lines business making up the majority of the remainder

•
In our personal auto and Commercial Lines businesses, we incurred favorable case loss reserve development primarily in bodily injury and uninsured motorist bodily injury coverages, due to lower than anticipated severity

In our loss reserve analysis, we work to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices, primarily related to our vehicle businesses, can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on August 26, 2015.
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned were relatively unchanged on a year-over-year basis.
C. Personal Lines

Growth 2016 vs. 2015 First Quarter
Net premiums written	10%
Net premiums earned	9%
Policies in force	5%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented about 86% of our total first quarter net premiums written, compared to 90% last year. The decrease resulted from the acquisition of a controlling interest in ARX, which represented 3% of our total net premiums written for the first quarter 2016. We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia and Australia.
Personal auto represented 93% of our total Personal Lines net premiums written in the first three months of both 2016 and 2015. These auto policies are primarily written for 6-month terms. While still a small percentage of our new business applications, we began writing Agency auto policies primarily for 12-month terms in conjunction with our Platinum offering, which bundles auto and homeowners and offers, but does not require, annual policies. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and, therefore, could have a negative impact on our total Personal Lines underwriting profitability during those periods and a favorable impact during the off season.
Compared to March 31, 2015, policies in force grew 6% for auto and 2% for our special lines products. Net premiums written for personal auto increased 10% and 7% for the first quarter 2016 and 2015, respectively; special lines net premiums written increased 3% in the first quarter 2016, compared to 13% in the first quarter 2015.
Our total Personal Lines business generated combined ratios of 94.5 and 93.7 for the first quarter of 2016 and 2015, respectively. In the first three months of 2016, 45 states and the District of Columbia were profitable, including eight of our top 10 states, compared to 48 states and the District of Columbia (including all of our top 10 states) for the same period in 2015.
The special lines products had about a 2.2 point and a 3.0 point favorable impact on the total Personal Lines combined ratio for the first quarter 2016 and 2015, respectively. A generally milder winter across the United States resulted in a greater number of motorcycle riding days and thus a higher loss ratio in our special lines products on a year-over-year basis.
The Personal Lines business is comprised of the Agency business and the Direct business.

The Agency Business

Growth 2016 vs. 2015 First Quarter
Net premiums written	6%
Net premiums earned	5%
Auto: policies in force	2%
new applications	15%
renewal applications	(2)%
written premium per policy	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	5%
trailing 12-months	2%
renewal ratio	0.1%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New applications increased on a year-over-year basis during the first quarter 2016, primarily as a result of our competitive position in the market, due to the roll out of our current product model, which features more preferred pricing along with more sophisticated pricing for customers who insure more than one product through Progressive. In the first quarter 2016, we generated new Agency auto application growth in 43 states, as well as the District of Columbia. Nine of our 10 largest Agency states had new application growth in the first quarter 2016.
The rate increases taken in our Agency auto business in 2015 contributed to the increase we experienced in written premium per policy. Written premium per policy for new Agency auto business increased 4% in first quarter 2016, as compared to first quarter 2015. Written premium per policy for the renewal business increased about 5% for the first quarter 2016 as compared to the same period last year.
On a year-over-year basis, Agency auto quotes were up for the first quarter as we continued to roll out our latest product model. We continue to strive to improve our presentation on third-party comparative rating systems and identify opportunities to ensure competitive prices are well presented to our agents. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 9% in the first quarter 2016, compared to last year.
The Direct Business

Growth 2016 vs. 2015 First Quarter
Net premiums written	14%
Net premiums earned	14%
Auto: policies in force	11%
new applications	17%
renewal applications	7%
written premium per policy	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	6%
trailing 12-months	3%
renewal ratio	0.1%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New applications in the Direct channel increased year over year due to greater demand by consumers to shop and buy on mobile devices and the Internet, increased advertising spend, creative marketing, and competitors raising rates. In the first quarter 2016, only five states did not generate an increase in new business applications, none of which were in our top 10 Direct auto states.
Written premium per policy for new Direct auto business increased 3%, while written premium per policy for the renewal business increased about 4% for the first quarter.

On a year-over-year basis, the total number of quotes in the Direct business increased about 23% in the first quarter 2016, as demand continues to increase for consumers using mobile devices and the Internet. The overall Direct business conversion rate saw a decrease in the first quarter 2016.

D. Commercial Lines

Growth 2016 vs. 2015 First Quarter
Net premiums written	25%
Net premiums earned	18%
Policies in force	10%
New applications	23%
Renewal applications	3%
Written premium per policy	12%
Policy life expectancy - trailing 12-months	11%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented about 11% of our total net premiums written for first quarter 2016, and 10% for first quarter 2015. Even though we continue to write our Commercial Lines business predominantly through the Agency channel, net premiums written through the Direct channel increased by 23% for the first quarter 2016, compared to the same period last year. We are continuing to develop the infrastructure to offer our Commercial Lines customers an industry-leading online experience to further grow our Direct business.
We currently write our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. We plan to start writing in Hawaii in late 2016. The majority of our policies in this business are written for 12-month terms.
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Commercial Lines experienced a significant increase in new applications year over year, reflecting strong demand and improved competitiveness in our for-hire transportation, for-hire specialty, and business auto market targets. The actions we took during the last several years to raise rates and restrict business were ahead of our competition, and we are now seeing our competitors following suit.
A shift to new business with higher average written premiums contributed to the increase in written premium per policy in our Commercial Lines business for the first quarter 2016. Written premium per policy for new Commercial Lines business was up approximately 21% as a result of these actions, while renewal business increased 4% over 2015.
Our Commercial Lines business policy life expectancy increased in 2016, reflecting our increased competitive position.
E. Property
Our Property business writes personal and commercial property insurance for homeowners, other property owners, and renters. Our Property business primarily consists of the operations of the ARX organization, in which we acquired a controlling interest in the second quarter 2015. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” As of quarter end, ASI wrote homeowners and renters insurance, principally in the Agency channel, in 32 states and the District of Columbia for personal property and in 4 states for commercial property; flood insurance is written in 37 states and D.C. Property policies are generally written on a 12-month basis.

In the first quarter 2016, our Property business generated $171.1 million of net premiums written and $200.0 million of net premiums earned, representing about 3% of our companywide premiums. Approximately 92% of the Property net premiums written during the quarter were for policies covering personal residential property (single family homes, condominium unit owners, rental coverage, etc.), with the remaining 8% covering commercial property and other coverages. The commercial business principally includes insurance covering real estate owned by condominium and homeowners associations and similar entities, as well as apartment complexes. Texas and Florida comprises just over half of our Property business based on premium volume.

During the first quarter 2016, the Property business produced a combined ratio of 112.2. These results include 22.7 points in catastrophe losses during the quarter, mainly due to hail storms in Texas and Louisiana and 7.6 points relating to the amortization of certain intangible assets arising from our acquisition of a controlling interest in ARX.

ASI has exposure to catastrophe losses in the states in which it writes business. To help mitigate these risks, ASI purchases reinsurance from unaffiliated reinsurance companies (most of which are “A” rated by A.M. Best) and from a reinsurance company established as part of a catastrophe bond transaction. In addition, ASI purchases state-mandated hurricane reinsurance in Florida. ASI cedes approximately 17% of the direct premiums written by it under these catastrophe reinsurance programs and about 15% through its other reinsurance programs, including 7% of direct premiums written ceded to the National Flood Insurance Program.
F. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. We only had five professional liability policies in force as of March 31, 2016, although we continue to process claims on expired policies.
Our other indemnity businesses generated an operating loss of $0.7 million for the first quarter 2016, compared to an operating profit of $0.4 million for the first quarter 2015. The losses primarily reflect actuarial reserve increases and adverse loss development on our run-off businesses, to the extent not reinsured.
G. Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include commercial auto insurance procedures/plans (CAIP) and commission-based businesses.

H. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax return. At March 31, 2016 and 2015, and December 31, 2015, we reported net deferred tax liabilities. At March 31, 2016 and 2015, and December 31, 2015, we had net current income taxes payable of $150.1 million, $146.2 million, and $25.1 million, respectively, which were reported as part of “other liabilities."
There were no material changes in our uncertain tax positions during the quarter ended March 31, 2016.

IV. RESULTS OF OPERATIONS – INVESTMENTS
A. Investment Results
We report total return to reflect more accurately our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount for certain securities that receive preferential tax treatment (e.g., municipal securities), net realized gains (losses) on securities, and changes in net unrealized gains (losses) on investments.

Our investment portfolio produced a FTE total return of 1.2% for the first three months of 2016, compared to 1.1% for the same period in 2015. Our fixed-income and common stock portfolios had FTE total returns of 1.2% and 1.7%, respectively, for the first three months of 2016, and 1.0% and 1.7%, for the same period in 2015. The higher fixed-income returns in the first quarter of 2016, as compared to the first quarter of 2015, reflect a general decline in interest rates and narrowing of credit spreads (additional yield on non-treasury bonds relative to comparable treasury securities similar in maturity), which resulted in increased valuations. The common stock return for the first quarter of 2016 was flat compared to the first quarter of 2015.

The following summarizes investment results for the periods ended March 31:

	Three Months
	2016	2015
Pretax recurring investment book yield (annualized)	2.4%	2.4%
Weighted average FTE book yield (annualized)	2.7%	2.6%
FTE total return:
Fixed-income securities	1.2%	1.0%
Common stocks	1.7%	1.7%
Total portfolio	1.2%	1.1%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	Three Months
	2016	2015
Fixed-income securities:
U.S. Treasury Notes	0.2%	(0.1)%
Municipal bonds	1.8%	1.2%
Corporate bonds	2.8%	2.1%
Commercial mortgage-backed securities	1.7%	1.7%
Collateralized mortgage obligations	0.3%	0.6%
Asset-backed securities	0.3%	0.4%
Agency residential pass-through obligations	1.9%	NA
Agency debt	0.6%	NA
Preferred stocks	0.2%	2.2%
Common stock portfolios:
Indexed	1.3%	1.9%
Actively managed	8.9%	0.5%
NA = Not applicable, since we did not hold these security types during the first quarter of 2015.

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2016
Fixed maturities	$13,966.4	65.5%	2.2	A+
Nonredeemable preferred stocks	832.2	3.9	2.4	BBB-
Short-term investments	3,826.9	17.9	0.1	AA+
Total fixed-income securities	18,625.5	87.3	1.8	A+
Common equities	2,705.0	12.7	na	na
Total portfolio[2,3]	$21,330.5	100.0%	1.8	A+
March 31, 2015
Fixed maturities	$14,219.8	71.7%	2.0	A+
Nonredeemable preferred stocks	828.1	4.2	2.7	BB+
Short-term investments	2,267.0	11.4	<0.1	AA+
Total fixed-income securities	17,314.9	87.3	1.8	A+
Common equities	2,515.7	12.7	na	na
Total portfolio[2,3]	$19,830.6	100.0%	1.8	A+
December 31, 2015
Fixed maturities	$15,332.2	73.2%	2.1	A+
Nonredeemable preferred stocks	782.6	3.7	2.6	BBB-
Short-term investments	2,172.0	10.4	<0.1	A+
Total fixed-income securities	18,286.8	87.3	1.9	A+
Common equities	2,650.5	12.7	na	na
Total portfolio[2,3]	$20,937.3	100.0%	1.9	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2016, $47.3 million was included in "other liabilities," compared to $95.8 million in "other liabilities" at March 31, 2015 and $23.1 million in "other assets" at December 31, 2015.
3The total fair value of the portfolio at March 31, 2016 and 2015, and December 31, 2015 included $0.7 billion, $1.7 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

During the quarter, we increased our short-term holdings and decreased our U.S. Treasury portfolio. There were two primary factors that contributed to this shift in portfolio allocation. First, at the close of 2015, we held a large position in U.S. Treasuries that matured in the first quarter of 2016. We reinvested these maturities in short-term securities. Second, as interest rates declined during the quarter, we reduced our portfolio duration by roughly 0.1 years by selling some longer-dated U.S. Treasuries and investing the proceeds in our short-term portfolio.

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

The following table shows the composition of our Group I and Group II securities at March 31, 2016 and 2015, and December 31, 2015:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2016
Group I securities:
Non-investment-grade fixed maturities	$472.6	2.2%
Redeemable preferred stocks[1]	153.1	0.7
Nonredeemable preferred stocks	832.2	3.9
Common equities	2,705.0	12.7
Total Group I securities	4,162.9	19.5
Group II securities:
Other fixed maturities[2]	13,340.7	62.6
Short-term investments	3,826.9	17.9
Total Group II securities	17,167.6	80.5
Total portfolio	$21,330.5	100.0%
March 31, 2015
Group I securities:
Non-investment-grade fixed maturities	$790.6	4.0%
Redeemable preferred stocks[1]	177.2	0.9
Nonredeemable preferred stocks	828.1	4.2
Common equities	2,515.7	12.7
Total Group I securities	4,311.6	21.8
Group II securities:
Other fixed maturities[2]	13,252.0	66.8
Short-term investments	2,267.0	11.4
Total Group II securities	15,519.0	78.2
Total portfolio	$19,830.6	100.0%
December 31, 2015
Group I securities:
Non-investment-grade fixed maturities	$611.7	2.9%
Redeemable preferred stocks[1]	155.1	0.7
Nonredeemable preferred stocks	782.6	3.7
Common equities	2,650.5	12.7
Total Group I securities	4,199.9	20.0
Group II securities:
Other fixed maturities[2]	14,565.4	69.6
Short-term investments	2,172.0	10.4
Total Group II securities	16,737.4	80.0
Total portfolio	$20,937.3	100.0%
 1Includes non-investment-grade redeemable preferred stocks of $75.9 million, $77.4 million, and $75.9 million at March 31, 2016 and 2015, and December 31, 2015, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $77.2 million, $99.8 million, and $79.2 million at March 31, 2016 and 2015, and December 31, 2015, respectively.
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

Unrealized Gains and Losses
As of March 31, 2016, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,355.1 million, compared to $1,626.6 million and $1,247.8 million at March 31, 2015 and December 31, 2015, respectively.
The net unrealized gains in our fixed-income portfolio decreased $231.8 million and increased $82.5 million since March 31, 2015 and December 31, 2015, respectively. The decrease since March 31, 2015 was the result of valuation declines in most fixed-income sectors as credit spreads widened during 2015 and interest rates in the 2-year and 5-year sector of the yield curve increased. Interest rates decreased during the first quarter 2016, resulting in the increased unrealized gain since December 31, 2015. The changes in both periods also reflect sales of securities with net realized gains in our U.S. Treasury, municipal, corporate, and nonredeemable preferred stock portfolios. The contributions by individual sectors to the fixed-income portfolio change in net unrealized gains are discussed below. The net unrealized gains in our common stock portfolio decreased $39.7 million and increased $24.8 million since March 31, 2015 and December 31, 2015, respectively, reflecting changes in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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
When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the comprehensive income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in net income as part of the comprehensive income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in other comprehensive income as part of shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. We did not have any write-downs during the first quarter of 2016, compared to $7.9 million in write-downs on common equity securities during the first quarter of 2015.

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2016, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$2,365.9	$28.7	$10.7	$10.7	$0	$0
Unrealized loss for 12 months or greater	2,907.1	103.7	32.6	19.9	0	0
Total	$5,273.0	$132.4	$43.3	$30.6	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$84.3	$5.5	$0	$0	$0	$0
Unrealized loss for 12 months or greater	3.1	0.2	0	0	0	0
Total	$87.4	$5.7	$0	$0	$0	$0
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
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	March 31, 2016		March 31, 2015		December 31, 2015
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$16,651.1	93.6%	$14,817.3	89.9%	$16,136.0	92.2%
Long term	49.3	0.3	52.1	0.3	109.3	0.6
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	1,062.0	5.9	1,590.4	9.6	1,246.3	7.1
Long term	30.9	0.2	27.0	0.2	12.6	0.1
Total	$17,793.3	100.0%	$16,486.8	100.0%	$17,504.2	100.0%
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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $548.5 million, $868.0 million, and $687.6 million at March 31, 2016 and 2015, and December 31, 2015, respectively.
A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio's duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 1.8 years at March 31, 2016, compared to 1.8 years at March 31, 2015 and 1.9 years at December 31, 2015, reflecting our preference for shorter duration positioning during times of low interest rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2016	March 31, 2015	December 31, 2015
1 year	24.7%	36.1%	28.4%
2 years	15.9	16.8	15.6
3 years	21.5	14.6	18.1
5 years	30.8	25.5	27.7
10 years	7.5	7.0	10.4
20 years	(0.1)	NA	0.1
30 years	(0.3)	NA	(0.3)
Total fixed-income portfolio	100.0%	100.0%	100.0%
NA = Not applicable

The negative duration in the 20-year and 30-year categories arises from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities will reset from a fixed rate to a lower floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities' valuation will likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum average portfolio credit quality rating, as defined by NRSROs.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2016	March 31, 2015	December 31, 2015
AAA	39.6%	46.6%	37.2%
AA	17.3	12.8	14.2
A	13.1	10.5	15.3
BBB	22.4	18.1	24.7
Non-investment grade/non-rated[1]	7.6	12.0	8.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 4.7% of the total fixed-income portfolio at March 31, 2016, compared to 7.6% at March 31, 2015 and 5.5% at December 31, 2015.

The changes in credit quality profile from March 31, 2015 were the result of investments held by ARX, as well as transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At March 31, 2016, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first three months of 2016, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.1 billion, or 16%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes, and short-term investments during the remainder of 2016. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at March 31, 2016:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$712.7	0.4
Two to five years	374.5	4.7
Five to ten years	300.8	7.1
Total U.S. Treasury Notes	1,388.0	3.0
Interest Rate Swaps
Five to ten years ($750 notional value)	0	(7.3)
Total U.S. government obligations	$1,388.0	<0.1
The interest rate swap positions show a fair value of zero as they are in an overall liability position of $18.7 million, which is fully collateralized by cash payments to the counterparty. The positions are reported in the “other liabilities” section of the consolidated balance sheets. As of March 31, 2016, we had no treasury futures. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon on the interest rate swaps). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$722.3	$(4.7)	12.1%	0.8	A
Alt-A collateralized mortgage obligations[1]	240.8	(1.9)	4.0	1.1	BBB
Collateralized mortgage obligations	963.1	(6.6)	16.1	0.9	A-
Home equity (sub-prime bonds)	838.4	(2.4)	14.0	<0.1	BBB-
Residential mortgage-backed securities	1,801.5	(9.0)	30.1	0.4	BBB+
Agency residential pass-through obligations	46.6	0.1	0.8	3.8	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,258.6	5.6	37.8	3.1	A
Commercial mortgage-backed securities: interest only	167.6	1.9	2.8	2.5	AAA-
Commercial mortgage-backed securities	2,426.2	7.5	40.6	3.1	A+
Other asset-backed securities:
Automobile	938.9	0.1	15.7	1.0	AAA-
Credit card	86.0	(0.1)	1.4	0.5	AAA
Other[2]	678.8	(2.9)	11.4	0.7	AA
Other asset-backed securities	1,703.7	(2.9)	28.5	0.8	AAA-
Total asset-backed securities	$5,978.0	$(4.3)	100.0%	1.6	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$488.3	$0.1	8.1%	0.8	A-
Alt-A collateralized mortgage obligations[1]	214.3	2.0	3.5	0.9	BBB
Collateralized mortgage obligations	702.6	2.1	11.6	0.8	A-
Home equity (sub-prime bonds)	945.6	17.2	15.7	<0.1	BB+
Residential mortgage-backed securities	1,648.2	19.3	27.3	0.3	BBB
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,301.3	41.1	38.1	3.1	AA-
Commercial mortgage-backed securities: interest only	185.8	7.9	3.1	2.8	AAA-
Commercial mortgage-backed securities	2,487.1	49.0	41.2	3.1	AA-
Other asset-backed securities:
Automobile	930.1	1.6	15.4	1.1	AAA-
Credit card	322.5	0.4	5.3	0.5	AAA
Other[2]	648.9	2.6	10.8	1.0	AA+
Other asset-backed securities	1,901.5	4.6	31.5	1.0	AAA-
Total asset-backed securities	$6,036.8	$72.9	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$583.2	$(3.1)	9.4%	0.9	A-
Alt-A collateralized mortgage obligations[1]	269.2	0.2	4.3	1.2	BBB
Collateralized mortgage obligations	852.4	(2.9)	13.7	1.0	A-
Home equity (sub-prime bonds)	874.3	4.4	14.0	<0.1	BBB-
Residential mortgage-backed securities	1,726.7	1.5	27.7	0.4	BBB
Agency residential pass-through obligations	89.3	(1.0)	1.4	4.8	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,476.7	(13.8)	39.7	3.4	A+
Commercial mortgage-backed securities: interest only	176.5	1.3	2.9	2.6	AAA-
Commercial mortgage-backed securities	2,653.2	(12.5)	42.6	3.3	A+
Other asset-backed securities:
Automobile	925.4	(2.2)	14.8	1.0	AAA-
Credit card	140.0	(0.2)	2.2	0.5	AAA
Other[2]	702.5	(1.3)	11.3	0.7	AA+
Other asset-backed securities	1,767.9	(3.7)	28.3	0.8	AAA-
Total asset-backed securities	$6,237.1	$(15.7)	100.0%	1.8	A+
1Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
2Includes equipment leases, manufactured housing, and other types of structured debt.

The decrease in asset-backed securities since December 31, 2015 is primarily the result of sales in our commercial mortgage-backed sector due to tighter spreads in higher-rated securities, particularly in the latter part of the quarter. The decreases in our other asset-backed and agency residential pass-through obligations sectors were mostly offset by purchases in our residential mortgage-backed sector which were of high credit quality.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at March 31, 2016, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2016)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$73.6	$22.7	$102.4	$198.7	20.6%
AA	162.0	43.4	1.4	206.8	21.5
A	84.0	13.9	38.7	136.6	14.2
BBB	42.4	76.8	135.7	254.9	26.5
Non-investment grade	82.1	84.0	0	166.1	17.2
Total	$444.1	$240.8	$278.2	$963.1	100.0%
Increase (decrease) in value	(1.2)%	(0.8)%	0.1%	(0.7)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMOs, $131.0 million of our non-investment grade securities are rated investment-grade and classified as Group II and $35.1 million, or 3.6% of our total CMOs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

The majority of our CMO portfolio is composed of non-GSE/FHA/VA mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. We own the senior classes, which provide extra credit support to our position. Most of the additions to our CMO portfolio during the quarter were in securities backed by prime mortgages.
Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at March 31, 2016, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at March 31, 2016)
($ in millions) Rating[1]	Total	% of Total
AAA	$34.7	4.1%
AA	11.5	1.4
A	202.0	24.1
BBB	184.3	22.0
Non-investment grade	405.9	48.4
Total	$838.4	100.0%
Increase (decrease) in value	(0.3)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our home-equity securities, $361.0 million of our non-investment grade securities are rated investment-grade and classified as Group II and $44.9 million, or 5.4% of our total home-equity securities, are not rated by the NAIC and are classified as Group I.

In our view, the market for home-equity loan-backed bonds continued to trade during the quarter with greater return potential than other sectors with comparable risk characteristics. We look to add securities where we expect a very low potential for losses given the substantial credit support. We were unable to meaningfully add to this portfolio during the quarter because of decreased supply and increased investor interest. Moreover, the market is shrinking due to amortization and pay downs of underlying loans.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2016)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$272.1	$23.9	$14.3	$11.0	$9.5	$330.8	13.6%
Single-borrower	356.1	374.0	405.1	749.6	43.0	1,927.8	79.5
Total CMBS bonds	628.2	397.9	419.4	760.6	52.5	2,258.6	93.1
IO	165.5	0	0	0	2.1	167.6	6.9
Total fair value	$793.7	$397.9	$419.4	$760.6	$54.6	$2,426.2	100.0%
% of Total fair value	32.7%	16.4%	17.3%	31.3%	2.3%	100.0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our CMBS bonds are rated investment grade and classified as Group II.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we reduced our CMBS bond portfolio by $237.5 million through security sales, principal payments, and maturities which increased our allocation of single borrower CMBS from 76.8% to 79.5% and reduced our allocation of multi-borrower CMBS from 16.5% to 13.6%. Duration decreased from 3.4 to 3.1 years during the quarter. The average credit quality was A at March 31, 2016, compared to A+ at December 31, 2015, as we increased our percentage allocation in A and BBB rated securities, while reducing our percentage allocation in AAA rated securities during the quarter.

With the exception of $162.3 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2016 and 2015, and December 31, 2015, were $2,508.2 million, $2,273.8 million, and $2,721.4 million, respectively, of state and local government obligations. These securities had a duration of 3.1 years at March 31, 2016, compared to 3.3 years at March 31, 2015 and 3.2 years at December 31, 2015, respectively; the overall credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had a net unrealized gain of $56.2 million at March 31, 2016, compared to $49.0 million and $43.8 million at March 31, 2015 and December 31, 2015, respectively.

The following table details the credit quality rating of our municipal securities at March 31, 2016, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2016)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$345.1	$485.0	$830.1
AA	410.8	857.9	1,268.7
A	2.3	393.6	395.9
BBB	4.6	8.9	13.5
Non-investment grade/non-rated	0	0	0
Total	$762.8	$1,745.4	$2,508.2

Included in revenue bonds were $762.7 million of single family housing revenue bonds issued by state housing finance agencies, of which $497.8 million were supported by individual mortgages held by the state housing finance agencies and $264.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 20% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 80% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

The decrease in municipal securities since December 31, 2015 was due to sales activity, as municipal valuations rose, allowing us to capture realized gains and deploy capital to other sectors.
CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2016 and 2015, and December 31, 2015, were $3,840.0 million, $2,904.0 million, and $3,691.6 million, respectively, of corporate securities. These securities had a duration of 3.5 years at both March 31, 2016 and December 31, 2015, compared to 3.6 years at March 31, 2015 and an overall credit quality rating of BBB at both March 31, 2016 and December 31, 2015, compared to BBB- at March 31, 2015. These securities had net unrealized gains of $44.4 million and $50.6 million at March 31, 2016 and 2015, respectively, and net unrealized losses of $21.7 million at December 31, 2015.

We increased our allocation to corporate securities throughout the first quarter due to attractive valuations. The combination of many large acquisition related financings in the investment-grade market, along with an increase in overall market volatility, gave us the opportunity to add securities with a strong risk/return profile. The high-yield market continued to experience volatility throughout the first quarter with much of it centered in areas where we do not have exposure (e.g., the energy and metals/mining industries). New funds entering the high-yield market have been attracted to industries that are perceived to be safer investments and that allowed us sell a portion of our high-yield exposure at attractive levels during the quarter.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at March 31, 2016)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$0.8	$318.1	$896.1	$111.1	$1,326.1
Industrial	0	0	92.0	623.9	103.9	819.8
Communications	0	0	49.9	343.8	68.8	462.5
Financial Services	51.1	67.9	279.4	344.6	106.7	849.7
Agency	0.8	0	0	0	0	0.8
Technology	5.6	13.4	32.6	42.4	0	94.0
Basic Materials	0	0	0	48.6	0	48.6
Energy	34.0	39.4	107.3	57.8	0	238.5
Total	$91.5	$121.5	$879.3	$2,357.2	$390.5	$3,840.0
At March 31, 2016, we held $769.5 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries, primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at March 31, 2016.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2016, we held $230.3 million in redeemable preferred stocks and $832.2 million in nonredeemable preferred stocks, compared to $277.0 million and $828.1 million, respectively, at March 31, 2015, and $234.3 million and $782.6 million at December 31, 2015.
Our preferred stock portfolio had net unrealized gains of $65.6 million, $203.3 million, and $81.4 million, at March 31, 2016 and 2015, and December 31, 2015, respectively.

Preferred returns were positive, but weak in the first quarter of 2016. Because of their higher risk, preferred stocks offer a higher yield than the majority of the fixed-income portfolio. Prices dropped during January and February with a small rebound in March. For the quarter, the price drop almost completely offset dividends and coupon payments. In some cases, the price drops were due to wider credit spreads, while in other cases they were due to a lower probability of a call on certain securities with low floating rate back-end coupons. We continue to view preferred stocks as an attractive sector. During the quarter, we added to our portfolio as prices dropped.

Approximately 75% of our preferred stock securities are fixed-rate securities, and 25% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Of our fixed-rate securities, approximately 97% will convert to floating-rate dividend payments if not called at their initial call date, providing some protection against extension risk in the event the issuer elects not to call such securities at their initial call date.
Our preferred stock portfolio had a duration of 2.0 years at March 31, 2016, compared to 2.1 years at both March 31, 2015 and December 31, 2015. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- at both March 31, 2016 and December 31, 2015, compared to BB+ at March 31, 2015. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at March 31, 2016)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$73.3	$349.5	$241.5	$664.3
Foreign banks	0	27.6	42.3	69.9
Insurance holdings	0	38.2	52.2	90.4
Other financial institutions	47.7	28.2	23.4	99.3
Total financial services	121.0	443.5	359.4	923.9
Industrials	0	51.5	35.5	87.0
Utilities	0	51.6	0	51.6
Total	$121.0	$546.6	$394.9	$1,062.5
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2016, all of our preferred securities continued to pay their dividends in full and on time. Approximately 70% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
We held $69.9 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries. We had no direct exposure to southern European-domiciled companies at March 31, 2016.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2016		March 31, 2015		December 31, 2015
Indexed common stocks	$2,579.2	95.3%	$2,229.9	88.6%	$2,532.3	95.5%
Managed common stocks	125.5	4.6	285.5	11.3	117.9	4.4
Total common stocks	2,704.7	99.9	2,515.4	99.9	2,650.2	99.9
Other risk investments	0.3	0.1	0.3	0.1	0.3	0.1
Total common equities	$2,705.0	100.0%	$2,515.7	100.0%	$2,650.5	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 845 out of 1,021, or 83%, of the common stocks comprising the Russell 1000 Index at March 31, 2016, which made up 95% of the total market capitalization of the index.
The actively managed common stock portfolio is currently managed by one external investment manager. At March 31, 2016, the fair value of the actively managed portfolio was $125.5 million, compared to a cost basis of $98.7 million.

Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.
Derivative Instruments
We use interest rate swaps and treasury futures to manage the fixed-income portfolio. We had $565 million notional value swaps open at March 31, 2016, compared to $750 million notional value at both December 31, 2015 and March 31, 2015. We closed one interest rate swap position during the first quarter 2016.  For the first quarter 2016 and 2015, we recorded net realized losses of $25.9 million and $18.8 million, respectively, on the open and closed positions.  During the first quarter 2016, we opened and closed treasury future contracts and realized a net gain of $0.2 million; no futures were open in the first quarter 2015.

During the first quarter 2015, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, upon issuance of $400 million of 3.70% Senior Notes. We recognized a $12.9 million pretax loss as part of accumulated other comprehensive income (loss), which is being recognized as an adjustment to interests expense and amortized over the life of the Senior Notes.

See Note 2 - Investments for further discussion on our derivative instruments.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in general economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions; the accuracy and adequacy of our pricing, loss reserving, and claims methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; severe weather conditions and other catastrophe events; the effectiveness of our reinsurance programs; changes in driving and residential occupancy patterns; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; restrictions on our subsidiaries' ability to pay dividends to The Progressive Corporation; possible impairment of our goodwill or intangible assets if future results do not adequately support either, or both, of these items; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.8 years and 1.9 years at March 31, 2016 and December 31, 2015, respectively. The weighted average beta of the equity portfolio was 1.00 at March 31, 2016, compared to .99 at December 31, 2015. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures.
Progressive, under the direction of our Chief Executive Officer and our Chief Financial Officer, has established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated Progressive’s disclosure controls and procedures as of the end of the period covered by this report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Progressive’s disclosure controls and procedures are effectively serving the stated purposes as of the end of the period covered by this report.
During the second quarter 2015, Progressive acquired a controlling interest in ARX Holding Corp. ARX represented about 4% of our consolidated revenues and about 1% of pre-tax income for the first quarter 2016 and accounted for about 6% of total assets as of March 31, 2016. We are currently working to incorporate ARX and its subsidiaries into our evaluation of internal controls over financial reporting, and plan to have them fully incorporated by June 30, 2016.
Other than the acquisition mentioned above, we are not aware of any material change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in the risk factors that were discussed in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2016 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	798,675	$30.97	63,141,277	11,858,723
February	1,422,277	30.87	64,563,554	10,436,446
March	51,968	32.51	64,615,522	10,384,478
Total	2,272,920	$30.94
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2016, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.

Item 5. Other Information.
I. GRANTS OF PLAN-BASED EQUITY AWARDS
In March 2016, Progressive granted 1,140,738 time-based restricted stock units under Progressive’s 2015 Equity Incentive Plan (“2015 Plan”). On the date of grant, these time-based awards had an aggregate dollar value of approximately $39.3 million. In addition, we granted 455,088 performance-based restricted stock units under the 2015 Plan. At the date of grant, these performance-based awards had an aggregate dollar value of approximately $15.7 million, assuming 100% of the target value will vest. The number of units covered by the restricted stock unit awards was calculated using a $34.46 closing price of our common shares on March 17, 2016. The time-based awards are scheduled to vest in equal installments on January 1 of 2019, 2020, and 2021, subject to earlier vesting and forfeiture provisions that apply to the awards.
The performance-based awards granted to our current named executive officers, other than John F. Auer, President and CEO of ARX, are consistent with annual awards made in 2015, which are described in Progressive’s Proxy Statement dated March 25, 2016.
The following table discloses the restricted stock unit awards granted to each of the current named executive officers ("NEO") identified in the Proxy Statement:

	Time-Based Award		Performance-Based Award[2]
Name and Principal Position	Units	Value[1]	Units	Value[1]
Glenn M. Renwick	—	$—	217,644[3]	7,500,012
Chairman, President, and Chief Executive Officer
John P. Sauerland	15,963	550,085	31,922[3]	1,100,032
Vice President and Chief Financial Officer
Susan Patricia Griffith	15,963	550,085	31,922	1,100,032
Vice President and Personal Lines Chief Operating Officer
William M. Cody	13,494	465,003	16,868[3]	581,271
Chief Investment Officer
John F. Auer[4]	—	—	—	—
President, Chief Executive Officer, and Treasurer of ARX Holding Corp.

1Value is based on the market value at the date of grant, which was $34.46 per share on March 17, 2016, without discount for risk of forfeitures of the awards.
2Amount shown represents 100% of the initial award value.
3Amount includes 32,647 restricted stock units for Mr. Renwick, 3,192 restricted stock units for Mr. Sauerland, and 10,121 restricted stock units for Mr. Cody, using investment-related performance criteria as a condition of vesting. Vesting of all other awards depends on the achievement of underwriting growth and profitability targets.
4Mr. Auer does not participate in Progressive's equity compensation program.

II. OTHER
President and CEO Glenn M. Renwick’s letter to shareholders with respect to our first quarter 2016 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 64.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 5, 2016	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Filed herewith

10	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Filed herewith

10	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Filed herewith

10	10.4	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Robinsons) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Glenn M. Renwick	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Glenn M. Renwick	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith