Form 10-Q
period 2016-06-30
PROGRESSIVE CORP/OH/
filed 2016-08-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Common Shares, $1.00 par value: 581,915,711 outstanding at June 30, 2016

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2016	2015	% Change	2016	2015	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$5,561.8	$4,995.8	11	$10,879.2	$9,662.1	13
Investment income	114.6	113.3	1	233.4	218.4	7
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(0.2)	(1.7)	(88)	(0.2)	(9.6)	(98)
Net realized gains (losses) on securities	32.5	77.7	(58)	49.9	118.6	(58)
Total net realized gains (losses) on securities	32.3	76.0	(58)	49.7	109.0	(54)
Fees and other revenues	82.5	74.9	10	161.4	148.6	9
Service revenues	26.5	23.3	14	51.5	40.5	27
Gains on extinguishment of debt	1.6	0	NM	1.6	0	NM
Total revenues	5,819.3	5,283.3	10	11,376.8	10,178.6	12
Expenses
Losses and loss adjustment expenses	4,243.0	3,617.2	17	8,156.4	6,985.8	17
Policy acquisition costs	458.9	417.3	10	899.2	796.7	13
Other underwriting expenses	766.8	662.4	16	1,522.6	1,312.8	16
Investment expenses	5.3	5.7	(7)	10.1	11.0	(8)
Service expenses	23.7	20.5	16	45.3	36.4	24
Interest expense	34.3	34.9	(2)	68.5	67.4	2
Total expenses	5,532.0	4,758.0	16	10,702.1	9,210.1	16
Net Income
Income before income taxes	287.3	525.3	(45)	674.7	968.5	(30)
Provision for income taxes	92.4	156.8	(41)	221.1	304.4	(27)
Net income	194.9	368.5	(47)	453.6	664.1	(32)
Net income attributable to noncontrolling interest (NCI), net of tax	4.0	5.2	(23)	4.5	5.2	(13)
Net income attributable to Progressive	$190.9	$363.3	(47)	$449.1	$658.9	(32)
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Total net unrealized gains (losses) on securities	$91.6	$(149.8)	(161)	$161.1	$(114.4)	(241)
Net unrealized losses on forecasted transactions	(0.3)	(0.3)	0	(0.6)	(9.0)	(93)
Foreign currency translation adjustment	(0.1)	0	NM	0.4	(0.5)	(180)
Other comprehensive income (loss)	91.2	(150.1)	(161)	160.9	(123.9)	(230)
Other comprehensive (income) loss attributable to NCI	(1.4)	2.8	(150)	(3.5)	2.8	(225)
Comprehensive income attributable to Progressive	$280.7	$216.0	30	$606.5	$537.8	13
Computation of Per Share Earnings Attributable to Progressive
Average shares outstanding - Basic	582.4	585.7	(1)	582.8	586.6	(1)
Net effect of dilutive stock-based compensation	2.7	3.8	(29)	2.5	3.7	(32)
Total equivalent shares - Diluted	585.1	589.5	(1)	585.3	590.3	(1)
Basic: Earnings per share	$0.33	$0.62	(47)	$0.77	$1.12	(31)
Diluted: Earnings per share	$0.33	$0.62	(47)	$0.77	$1.12	(31)
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31, 2015
(millions)	2016	2015
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $13,409.6, $15,520.6, and $15,347.9)	$13,589.5	$15,589.0	$15,332.2
Equity securities:
Nonredeemable preferred stocks (cost: $745.5, $632.4, and $674.2)	858.5	772.3	782.6
Common equities (cost: $1,558.6, $1,351.7, and $1,494.3)	2,765.4	2,546.8	2,650.5
Short-term investments (amortized cost: $5,166.4, $1,669.3, and $2,172.0)	5,166.4	1,669.3	2,172.0
Total investments	22,379.8	20,577.4	20,937.3
Cash	134.7	263.8	224.4
Accrued investment income	93.9	100.4	102.2
Premiums receivable, net of allowance for doubtful accounts of $159.1, $140.6, and $164.8	4,522.2	3,867.3	3,987.7
Reinsurance recoverables, including $73.8, $46.2, and $46.1 on paid losses and loss adjustment expenses	1,669.7	1,402.3	1,488.8
Prepaid reinsurance premiums	178.0	233.0	199.3
Deferred acquisition costs	645.2	568.2	564.1
Property and equipment, net of accumulated depreciation of $824.0, $770.3, and $778.3	1,083.7	1,018.9	1,037.2
Goodwill	449.4	472.9	447.6
Intangible assets, net of accumulated amortization of $78.5, $16.3, and $47.4	463.8	526.0	494.9
Other assets	337.8	274.0	335.8
Total assets	$31,958.2	$29,304.2	$29,819.3
Liabilities
Unearned premiums	$7,470.1	$6,641.9	$6,621.8
Loss and loss adjustment expense reserves	10,674.8	9,701.2	10,039.0
Net deferred income taxes	140.7	176.0	109.3
Dividends payable	0	0	519.2
Accounts payable, accrued expenses, and other liabilities	2,706.2	2,252.9	2,067.8
Debt[1]	2,664.1	2,739.0	2,707.9
Total liabilities	23,655.9	21,511.0	22,065.0
Redeemable noncontrolling interest (NCI)[2]	466.8	433.4	464.9
Shareholders' Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5, 797.6, and 797.6 including treasury shares of 215.6, 211.7, and 214.0)	581.9	585.9	583.6
Paid-in capital	1,264.6	1,177.0	1,218.8
Retained earnings	5,031.2	4,694.9	4,686.6
Accumulated other comprehensive income, net of tax:
Net unrealized gains (losses) on securities	970.1	907.5	809.0
Net unrealized losses on forecasted transactions	(8.8)	(7.5)	(8.2)
Foreign currency translation adjustment	(1.1)	(0.8)	(1.5)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(2.4)	2.8	1.1
Total accumulated other comprehensive income	957.8	902.0	800.4
Total shareholders’ equity	7,835.5	7,359.8	7,289.4
Total liabilities, redeemable NCI, and shareholders’ equity	$31,958.2	$29,304.2	$29,819.3
1Consists of both short-term and long-term debt. See Note 4 - Debt for further discussion.
2See Note 11 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Six months ended June 30,
(millions — except per share amounts)	2016	2015
Common Shares, $1.00 Par Value
Balance, Beginning of period	$583.6	$587.8
Treasury shares purchased	(3.6)	(4.0)
Net restricted equity awards issued/vested/(forfeited)	1.9	2.1
Balance, End of period	$581.9	$585.9
Paid-In Capital
Balance, Beginning of period	$1,218.8	$1,184.3
Tax benefit from vesting of equity-based compensation	6.7	8.7
Treasury shares purchased	(7.7)	(8.2)
Net restricted equity awards (issued)/(vested)/forfeited	(1.9)	(2.1)
Amortization of equity-based compensation	42.1	26.5
Reinvested dividends on restricted stock units	0.5	(0.1)
Adjustment to carrying amount of redeemable noncontrolling interest	6.1	(32.1)
Balance, End of period	$1,264.6	$1,177.0
Retained Earnings
Balance, Beginning of period	$4,686.6	$4,133.4
Net income attributable to Progressive	449.1	658.9
Treasury shares purchased	(100.8)	(95.9)
Cash dividends declared on common shares	0.2	0
Reinvested dividends on restricted stock units	(0.5)	0.1
Other, net	(3.4)	(1.6)
Balance, End of period	$5,031.2	$4,694.9
Accumulated Other Comprehensive Income, Net of Tax
Balance, Beginning of period	$800.4	$1,023.1
Attributable to noncontrolling interest	(3.5)	2.8
Other comprehensive income	160.9	(123.9)
Balance, End of period	$957.8	$902.0
Total Shareholders’ Equity	$7,835.5	$7,359.8
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Six months ended June 30,	2016	2015
Cash Flows From Operating Activities
Net income	$453.6	$664.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58.1	49.7
Amortization of intangible assets	31.1	15.7
Amortization of fixed-income securities	42.1	43.5
Amortization of equity-based compensation	42.1	26.5
Net realized (gains) losses on securities	(49.7)	(109.0)
Net (gains) losses on disposition of property and equipment	1.2	0.7
(Gains) losses on extinguishment of debt	(1.6)	0
Net loss on exchange transaction	4.5	0
Changes in:
Premiums receivable	(531.5)	(300.5)
Reinsurance recoverables	(173.1)	(116.1)
Prepaid reinsurance premiums	41.3	(1.2)
Deferred acquisition costs	(97.8)	(46.4)
Income taxes	(69.3)	(82.9)
Unearned premiums	832.6	652.0
Loss and loss adjustment expense reserves	630.0	537.7
Accounts payable, accrued expenses, and other liabilities	376.6	66.9
Other, net	(35.4)	29.3
Net cash provided by operating activities	1,554.8	1,430.0
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(4,489.6)	(5,316.7)
Equity securities	(290.5)	(257.2)
Sales:
Fixed maturities	3,361.7	2,780.0
Equity securities	182.9	200.4
Maturities, paydowns, calls, and other:
Fixed maturities	3,032.8	1,595.1
Equity securities	0	12.0
Net sales (purchases) of short-term investments	(2,959.1)	523.4
Net unsettled security transactions	270.0	128.4
Purchases of property and equipment	(109.1)	(53.6)
Net cash acquired in exchange transaction	8.5	0
Acquisition of ARX Holding Corp., net of cash acquired	0	(752.7)
Acquisition of additional shares of ARX Holding Corp.	0	(12.6)
Sales of property and equipment	3.3	7.1
Net cash used in investing activities	(989.1)	(1,146.4)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	6.7	8.7
Net proceeds from debt issuance	0	382.0
Payments of debt	(13.0)	(6.8)
Reacquisition of debt	(18.2)	0
Dividends paid to shareholders	(519.0)	(403.6)
Acquisition of treasury shares	(112.1)	(108.1)
Net cash used in financing activities	(655.6)	(127.8)
Effect of exchange rate changes on cash	0.2	(0.4)
Increase (decrease) in cash	(89.7)	155.4
Cash, January 1	224.4	108.4
Cash, June 30	$134.7	$263.8
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates, in which Progressive or ARX has a controlling financial interest.  The Progressive Corporation owned 69.2% of the outstanding capital stock of ARX at June 30, 2016 and December 31, 2015, and 69.1% at June 30, 2015. All intercompany accounts and transactions are eliminated in consolidation.
During the second quarter 2016, ARX entered into an exchange transaction with a third party pursuant to which ARX acquired 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes personal property insurance and disposed of 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes commercial property insurance. The book values of the entities that were acquired and disposed of were relatively equal at the time of the exchange.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2016, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report to Shareholders").
Included in other assets on the consolidated balance sheets are properties that are considered "held for sale." The fair value of these properties, less the estimated cost to sell them, was $8.7 million at June 30, 2016 and 2015, and December 31, 2015.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2016
Fixed maturities:
U.S. government obligations	$1,276.0	$20.0	$0	$0	$1,296.0	5.8%
State and local government obligations	2,545.5	72.7	(0.6)	0	2,617.6	11.7
Foreign government obligations	24.9	0.1	0	0	25.0	0.1
Corporate debt securities	3,833.9	80.2	(3.7)	0.6	3,911.0	17.5
Residential mortgage-backed securities	1,672.8	22.7	(21.8)	1.2	1,674.9	7.5
Agency residential pass-through obligations	46.4	0.5	0	0	46.9	0.2
Commercial mortgage-backed securities	2,177.3	38.8	(5.7)	0	2,210.4	9.9
Other asset-backed securities	1,567.7	4.5	(1.0)	0.4	1,571.6	7.0
Redeemable preferred stocks	265.1	17.2	(46.2)	0	236.1	1.0
Total fixed maturities	13,409.6	256.7	(79.0)	2.2	13,589.5	60.7
Equity securities:
Nonredeemable preferred stocks	745.5	130.2	(18.4)	1.2	858.5	3.8
Common equities	1,558.6	1,215.1	(8.3)	0	2,765.4	12.4
Short-term investments	5,166.4	0	0	0	5,166.4	23.1
Total portfolio[2,3]	$20,880.1	$1,602.0	$(105.7)	$3.4	$22,379.8	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
June 30, 2015
Fixed maturities:
U.S. government obligations	$2,049.3	$14.0	$(0.1)	$0	$2,063.2	10.0%
State and local government obligations	3,177.2	32.2	(17.1)	0	3,192.3	15.5
Foreign government obligations	18.6	0	0	0	18.6	0.1
Corporate debt securities	3,433.9	23.3	(22.6)	0.2	3,434.8	16.7
Residential mortgage-backed securities	1,879.5	31.1	(17.6)	(0.5)	1,892.5	9.2
Agency residential pass-through obligations	116.0	0.1	(1.8)	0	114.3	0.6
Commercial mortgage-backed securities	2,548.4	26.0	(14.2)	(0.1)	2,560.1	12.4
Other asset-backed securities	2,037.9	3.6	(0.7)	0.7	2,041.5	9.9
Redeemable preferred stocks	259.8	21.7	(9.8)	0	271.7	1.3
Total fixed maturities	15,520.6	152.0	(83.9)	0.3	15,589.0	75.7
Equity securities:
Nonredeemable preferred stocks	632.4	150.0	(11.3)	1.2	772.3	3.8
Common equities	1,351.7	1,204.7	(9.6)	0	2,546.8	12.4
Short-term investments	1,669.3	0	0	0	1,669.3	8.1
Total portfolio[2,3]	$19,174.0	$1,506.7	$(104.8)	$1.5	$20,577.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2015
Fixed maturities:
U.S. government obligations	$2,425.4	$4.4	$(0.6)	$0	$2,429.2	11.6%
State and local government obligations	2,677.6	47.5	(3.7)	0	2,721.4	13.0
Foreign government obligations	18.6	0	0	0	18.6	0.1
Corporate debt securities	3,713.2	11.3	(33.0)	0.1	3,691.6	17.6
Residential mortgage-backed securities	1,726.0	22.1	(20.6)	(0.8)	1,726.7	8.3
Agency residential pass-through obligations	90.3	0.1	(1.1)	0	89.3	0.4
Commercial mortgage-backed securities	2,665.7	16.9	(29.4)	0	2,653.2	12.7
Other asset-backed securities	1,771.1	1.4	(5.1)	0.5	1,767.9	8.4
Redeemable preferred stocks	260.0	17.6	(43.3)	0	234.3	1.1
Total fixed maturities	15,347.9	121.3	(136.8)	(0.2)	15,332.2	73.2
Equity securities:
Nonredeemable preferred stocks	674.2	122.8	(15.7)	1.3	782.6	3.7
Common equities	1,494.3	1,170.4	(14.2)	0	2,650.5	12.7
Short-term investments	2,172.0	0	0	0	2,172.0	10.4
Total portfolio[2,3]	$19,688.4	$1,414.5	$(166.7)	$1.1	$20,937.3	100.0%
1Represents net holding period gains (losses) realized on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at June 30, 2016 and 2015, $246.9 million and $159.7 million, respectively, were included in "other liabilities" and $23.1 million was in "other assets" at December 31, 2015.
3The total fair value of the portfolio at June 30, 2016 and 2015, and December 31, 2015 included $0.6 billion, $0.7 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not enter into any repurchase commitment transactions during the first six months of 2016 or 2015, and we had no open repurchase commitments at June 30, 2016, June 30, 2015, or December 31, 2015.
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

We had no open reverse repurchase commitments at June 30, 2016, June 30, 2015, or December 31, 2015. For the six months ended June 30, 2016, our largest outstanding balance of reverse repurchase commitments was $265.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $165.2 million.

To the extent our repurchase and reverse repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31, 2015
(millions)	2016	2015
Fixed maturities:
Corporate debt securities	$31.3	$105.6	$49.1
Residential mortgage-backed securities	173.3	117.5	144.3
Commercial mortgage-backed securities	0	17.3	17.3
Other asset-backed securities	10.2	12.5	11.3
Total fixed maturities	214.8	252.9	222.0
Equity securities:
Nonredeemable preferred stocks	45.5	66.6	50.7
Total hybrid securities	$260.3	$319.5	$272.7
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $2.3 million as of June 30, 2016, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
The residential mortgage-backed securities accounted for as hybrid securities are obligations of the issuer with payments of principal based on the performance of a reference pool of loans. This embedded derivative results in the securities incorporating the risk of default from both the issuer and the related loan pool.
During 2016, we sold the commercial mortgage-backed securities in the table above. These securities contained fixed interest rate reset features that will increase the coupons in the event the securities are not fully paid off on the anticipated repayment date. These reset features had the potential to more than double our initial purchase yield for each security.
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

Fixed Maturities The composition of fixed maturities by maturity at June 30, 2016, was:

(millions)	Cost	Fair Value
Less than one year	$3,252.4	$3,229.1
One to five years	7,014.2	7,100.7
Five to ten years	2,998.7	3,110.6
Ten years or greater	144.3	149.1
Total	$13,409.6	$13,589.5

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of June 30, 2016, we had $97.4 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $8.3 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 95% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write down the securities of that issuer. The remaining 5% of our common stocks were part of a managed equity strategy selected and administered by an external investment advisor. If our review of loss position securities were to indicate there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2016
Fixed maturities:
U.S. government obligations	0	$0	$0	0	$0	$0	0	$0	$0
State and local government obligations	47	131.9	(0.6)	19	38.6	(0.2)	28	93.3	(0.4)
Corporate debt securities	37	269.0	(3.7)	23	147.1	(0.6)	14	121.9	(3.1)
Residential mortgage-backed securities	137	1,154.4	(21.8)	29	267.6	(1.3)	108	886.8	(20.5)
Agency residential pass-through obligations	18	5.4	0	6	1.6	0	12	3.8	0
Commercial mortgage-backed securities	55	530.3	(5.7)	9	70.8	(0.4)	46	459.5	(5.3)
Other asset-backed securities	53	502.1	(1.0)	22	194.6	(0.3)	31	307.5	(0.7)
Redeemable preferred stocks	8	181.6	(46.2)	0	0	0	8	181.6	(46.2)
Total fixed maturities	355	2,774.7	(79.0)	108	720.3	(2.8)	247	2,054.4	(76.2)
Equity securities:
Nonredeemable preferred stocks	11	294.9	(18.4)	2	31.2	(0.7)	9	263.7	(17.7)
Common equities	113	107.0	(8.3)	108	100.7	(8.1)	5	6.3	(0.2)
Total equity securities	124	401.9	(26.7)	110	131.9	(8.8)	14	270.0	(17.9)
Total portfolio	479	$3,176.6	$(105.7)	218	$852.2	$(11.6)	261	$2,324.4	$(94.1)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2015
Fixed maturities:
U.S. government obligations	11	$7.6	$(0.1)	11	$7.6	$(0.1)	0	$0	$0
State and local government obligations	736	1,319.3	(17.1)	720	1,277.5	(16.5)	16	41.8	(0.6)
Corporate debt securities	160	1,693.6	(22.6)	146	1,406.4	(18.5)	14	287.2	(4.1)
Residential mortgage-backed securities	140	1,189.2	(17.6)	87	668.1	(5.9)	53	521.1	(11.7)
Agency residential pass-through obligations	53	104.6	(1.8)	53	104.6	(1.8)	0	0	0
Commercial mortgage-backed securities	155	1,426.9	(14.2)	132	1,205.9	(13.5)	23	221.0	(0.7)
Other asset-backed securities	38	715.3	(0.7)	30	566.2	(0.5)	8	149.1	(0.2)
Redeemable preferred stocks	5	123.7	(9.8)	3	55.6	(3.1)	2	68.1	(6.7)
Total fixed maturities	1,298	6,580.2	(83.9)	1,182	5,291.9	(59.9)	116	1,288.3	(24.0)
Equity securities:
Nonredeemable preferred stocks	14	345.9	(11.3)	9	163.7	(1.8)	5	182.2	(9.5)
Common equities	73	129.4	(9.6)	72	128.9	(9.5)	1	0.5	(0.1)
Total equity securities	87	475.3	(20.9)	81	292.6	(11.3)	6	182.7	(9.6)
Total portfolio	1,385	$7,055.5	$(104.8)	1,263	$5,584.5	$(71.2)	122	$1,471.0	$(33.6)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2015
Fixed maturities:
U.S. government obligations	22	$897.1	$(0.6)	22	$897.1	$(0.6)	0	$0	$0
State and local government obligations	290	606.7	(3.7)	264	500.7	(2.6)	26	106.0	(1.1)
Corporate debt securities	215	2,580.6	(33.0)	197	2,294.6	(25.2)	18	286.0	(7.8)
Residential mortgage-backed securities	188	1,294.7	(20.6)	115	493.4	(3.7)	73	801.3	(16.9)
Agency residential pass-through obligations	61	84.9	(1.1)	61	84.9	(1.1)	0	0	0
Commercial mortgage-backed securities	207	2,046.5	(29.4)	171	1,694.6	(25.8)	36	351.9	(3.6)
Other asset-backed securities	101	1,548.6	(5.1)	92	1,472.0	(4.5)	9	76.6	(0.6)
Redeemable preferred stocks	9	199.4	(43.3)	6	119.4	(14.5)	3	80.0	(28.8)
Total fixed maturities	1,093	9,258.5	(136.8)	928	7,556.7	(78.0)	165	1,701.8	(58.8)
Equity securities:
Nonredeemable preferred stocks	10	301.8	(15.7)	5	124.2	(1.7)	5	177.6	(14.0)
Common equities	64	164.8	(14.2)	60	161.4	(14.2)	4	3.4	0
Total equity securities	74	466.6	(29.9)	65	285.6	(15.9)	9	181.0	(14.0)
Total portfolio	1,167	$9,725.1	$(166.7)	993	$7,842.3	$(93.9)	174	$1,882.8	$(72.8)

Since both June 30, 2015 and December 31, 2015, the number of securities in our fixed-maturity portfolio with unrealized losses decreased, primarily the result of declining interest rates. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at June 30, 2016 in the table above are current with respect to required principal and interest payments. Since December 31, 2015, our nonredeemable preferred stocks with unrealized losses increased to 11 securities, averaging approximately 6% of their total cost. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio also increased during the first six months of 2016. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	June 30,		December 31, 2015
(millions)	2016	2015
Fixed maturities:
Residential mortgage-backed securities	$(43.3)	$(44.1)	$(43.3)
Commercial mortgage-backed securities	(0.6)	(0.6)	(0.6)
Total fixed maturities	$(43.9)	$(44.7)	$(43.9)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2016 and 2015, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2016	$12.1	$0.4	$12.5
Change in recoveries of future cash flows expected to be collected[1]	(0.3)	0	(0.3)
Balance at June 30, 2016	$11.8	$0.4	$12.2

	Six months ended June 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2015	$12.4	$0.4	$12.8
Change in recoveries of future cash flows expected to be collected[1]	(0.6)	0	(0.6)
Balance at June 30, 2016	$11.8	$0.4	$12.2

	Three Months Ended June 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2015	$12.2	$0.4	$12.6
Change in recoveries of future cash flows expected to be collected[1]	1.8	0	1.8
Balance at June 30, 2015	$14.0	$0.4	$14.4

	Six Months Ended June 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2014	$12.7	$0.4	$13.1
Change in recoveries of future cash flows expected to be collected[1]	1.3	0	1.3
Balance at June 30, 2015	$14.0	$0.4	$14.4
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss was deemed to exist, and the security was written down. We did not have any credit impairment write-downs for the six months ended June 30, 2016 or 2015.
Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2016	2015	2016	2015
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$3.4	$9.5	$17.7	$14.4
State and local government obligations	4.5	0	15.4	0
Corporate and other debt securities	10.0	6.8	22.5	15.9
Residential mortgage-backed securities	0.8	0.1	1.7	0.2
Agency residential pass-through obligations	0.1	0	0.1	0
Commercial mortgage-backed securities	2.9	3.6	6.5	14.4
Redeemable preferred stocks	0	0.1	0	0.1
Total fixed maturities	21.7	20.1	63.9	45.0
Equity securities:
Nonredeemable preferred stocks	5.4	34.4	7.0	50.2
Common equities	19.4	12.7	28.9	30.5
Subtotal gross realized gains on security sales	46.5	67.2	99.8	125.7
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	0	(0.1)	(0.4)	(0.9)
State and local government obligations	(1.5)	0	(1.6)	0
Corporate and other debt securities	(1.3)	(0.5)	(1.7)	(1.3)
Agency residential pass-through obligations	(0.2)	0	(0.2)	0
Commercial mortgage-backed securities	(1.4)	(0.8)	(4.1)	(1.0)
Total fixed maturities	(4.4)	(1.4)	(8.0)	(3.2)
Equity securities:
Nonredeemable preferred stocks	(1.7)	(1.4)	(2.7)	(1.4)
Common equities	(0.1)	(0.1)	(5.0)	(0.7)
Subtotal gross realized losses on security sales	(6.2)	(2.9)	(15.7)	(5.3)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	3.4	9.4	17.3	13.5
State and local government obligations	3.0	0	13.8	0
Corporate and other debt securities	8.7	6.3	20.8	14.6
Residential mortgage-backed securities	0.8	0.1	1.7	0.2
Agency residential pass-through obligations	(0.1)	0	(0.1)	0
Commercial mortgage-backed securities	1.5	2.8	2.4	13.4
Redeemable preferred stocks	0	0.1	0	0.1
Total fixed maturities	17.3	18.7	55.9	41.8
Equity securities:
Nonredeemable preferred stocks	3.7	33.0	4.3	48.8
Common equities	19.3	12.6	23.9	29.8
Subtotal net realized gains (losses) on security sales	40.3	64.3	84.1	120.4
Other-than-temporary impairment losses
Equity securities:
Common equities	(0.2)	(1.7)	(0.2)	(9.4)
Subtotal other-than-temporary impairment losses	(0.2)	(1.7)	(0.2)	(9.4)
Other gains (losses)
Hybrid securities	3.0	(3.9)	2.3	(0.6)
Derivative instruments	(10.8)	17.3	(36.5)	(1.5)
Litigation settlements	0	0	0	0.1
Subtotal other gains (losses)	(7.8)	13.4	(34.2)	(2.0)
Total net realized gains (losses) on securities	$32.3	$76.0	$49.7	$109.0
Gross realized gains and losses were predominantly the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates and sales from our equity portfolios. In addition, gains and losses reflect recoveries from litigation settlements related to investments and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired.

Net Investment Income  The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2016	2015	2016	2015
Fixed maturities:
U.S. government obligations	$4.3	$7.2	$9.1	$16.3
State and local government obligations	13.2	16.2	26.7	28.1
Foreign government obligations	0.1	0.1	0.2	0.2
Corporate debt securities	26.4	24.2	54.6	47.1
Residential mortgage-backed securities	11.6	13.2	23.8	26.0
Agency residential pass-through obligations	0.2	0.7	0.6	0.7
Commercial mortgage-backed securities	19.3	18.8	40.2	35.7
Other asset-backed securities	5.9	5.5	11.9	10.5
Redeemable preferred stocks	3.9	3.8	7.7	7.6
Total fixed maturities	84.9	89.7	174.8	172.2
Equity securities:
Nonredeemable preferred stocks	12.6	10.9	24.4	21.4
Common equities	13.6	12.3	28.1	24.0
Short-term investments	3.5	0.4	6.1	0.8
Investment income	114.6	113.3	233.4	218.4
Investment expenses	(5.3)	(5.7)	(10.1)	(11.0)
Net investment income	$109.3	$107.6	$223.3	$207.4

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio.

Trading Securities At June 30, 2016 and 2015, and December 31, 2015, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2016 and 2015.
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

The following table shows the status of our derivative instruments at June 30, 2016 and 2015, and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended		Six Months Ended
	June 30,		Dec. 31,			June 30,		Dec. 31,	June 30,		June 30,
Derivatives designated as:	2016	2015	2015	Purpose	Classification	2016	2015	2015	2016	2015	2016	2015
Hedging instrument
Closed:
Ineffective cash flow hedge	$20	$0	$18	Manage interest rate risk	NA	$0	$0	$0	$0.1	$0	$0.1	$0
Non-hedging instruments
Assets:
Interest rate swaps	0	750	750	Manage portfolio duration	Investments— fixed maturities	0	18.6	4.4	0	15.5	0	(3.3)
Liabilities:
Interest rate swaps	565	0	0	Manage portfolio duration	Other liabilities	(27.9)	0	0	(10.9)	0	(34.9)	0
U.S. Treasury Note futures	0	90	0	Manage portfolio duration	Other liabilities	0	(0.3)	0	0	(0.3)	0	(0.3)
Closed:
Interest rate swaps	185	0	0	Manage portfolio duration	NA	0	0	0	0	0	(1.9)	0
U.S. Treasury Note futures	55	326	691	Manage portfolio duration	NA	0	0	0	0	2.1	0.2	2.1
Total	NA	NA	NA			$(27.9)	$18.3	$4.4	$(10.8)	$17.3	$(36.5)	$(1.5)
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
CASH FLOW HEDGES
Our ineffective cash flow hedge, which is reflected in the table above, resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2015 and the second quarter 2016, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities.
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
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts primarily to manage the fixed-income portfolio duration. At June 30, 2016 and 2015, and December 31, 2015, we held interest rate swap positions for which we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. On the positions open at June 30, 2016, since inception, interest rates have fallen resulting in a fair value loss and a fair value decrease of $31.2 million since December 31, 2015.

During the first quarter 2016, we closed one 10-year interest rate swap position (opened in 2013) in which we were paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. The net realized loss during the first quarter was the result of overall falling interest rates during the period the position was open.
We did not enter into any U.S. treasury futures during the second quarter 2016. During the first quarter 2016, we entered into U.S. treasury futures by selling contracts; all positions were closed as of the end of the first quarter. The net realized gain during the first quarter was the result of overall rising interest rates during the period that the contracts were held. During the second quarter 2015, we entered into U.S. treasury futures by selling contracts; all positions were closed as of December 31, 2015.
As of June 30, 2016, the balance of the cash collateral that we delivered to the applicable counterparties on the interest rate swaps was $30.6 million. As of June 30, 2015 and December 31, 2015, the balance of the cash collateral that we had received from the applicable counterparties on the interest rate swap positions was $21.9 million and $4.9 million, respectively.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2016
Fixed maturities:
U.S. government obligations	$1,296.0	$0	$0	$1,296.0	$1,276.0
State and local government obligations	0	2,617.6	0	2,617.6	2,545.5
Foreign government obligations	25.0	0	0	25.0	24.9
Corporate debt securities	0	3,911.0	0	3,911.0	3,833.9
Subtotal	1,321.0	6,528.6	0	7,849.6	7,680.3
Asset-backed securities:
Residential mortgage-backed	0	1,674.9	0	1,674.9	1,672.8
Agency residential pass-through obligations	0	46.9	0	46.9	46.4
Commercial mortgage-backed	0	2,201.2	9.2	2,210.4	2,177.3
Other asset-backed	0	1,571.6	0	1,571.6	1,567.7
Subtotal asset-backed securities	0	5,494.6	9.2	5,503.8	5,464.2
Redeemable preferred stocks:
Financials	0	93.2	0	93.2	81.7
Utilities	0	53.8	0	53.8	65.2
Industrials	0	89.1	0	89.1	118.2
Subtotal redeemable preferred stocks	0	236.1	0	236.1	265.1
Total fixed maturities	1,321.0	12,259.3	9.2	13,589.5	13,409.6
Equity securities:
Nonredeemable preferred stocks:
Financials	156.5	702.0	0	858.5	745.5
Subtotal nonredeemable preferred stocks	156.5	702.0	0	858.5	745.5
Common equities:
Common stocks	2,765.1	0	0	2,765.1	1,558.3
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,765.1	0	0.3	2,765.4	1,558.6
Total fixed maturities and equity securities	4,242.6	12,961.3	9.5	17,213.4	15,713.7
Short-term investments	5,041.2	125.2	0	5,166.4	5,166.4
Total portfolio	$9,283.8	$13,086.5	$9.5	$22,379.8	$20,880.1
Debt	$0	$2,842.3	$139.8	$2,982.1	$2,664.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2015
Fixed maturities:
U.S. government obligations	$2,063.2	$0	$0	$2,063.2	$2,049.3
State and local government obligations	0	3,192.3	0	3,192.3	3,177.2
Foreign government obligations	18.6	0	0	18.6	18.6
Corporate debt securities	0	3,433.8	1.0	3,434.8	3,433.9
Subtotal	2,081.8	6,626.1	1.0	8,708.9	8,679.0
Asset-backed securities:
Residential mortgage-backed	0	1,892.5	0	1,892.5	1,879.5
Agency residential pass-through obligations	0	114.3	0	114.3	116.0
Commercial mortgage-backed	0	2,549.2	10.9	2,560.1	2,548.4
Other asset-backed	0	2,041.5	0	2,041.5	2,037.9
Subtotal asset-backed securities	0	6,597.5	10.9	6,608.4	6,581.8
Redeemable preferred stocks:
Financials	0	97.5	0	97.5	76.8
Utilities	0	61.2	0	61.2	65.0
Industrials	0	113.0	0	113.0	118.0
Subtotal redeemable preferred stocks	0	271.7	0	271.7	259.8
Total fixed maturities	2,081.8	13,495.3	11.9	15,589.0	15,520.6
Equity securities:
Nonredeemable preferred stocks:
Financials	167.7	604.6	0	772.3	632.4
Subtotal nonredeemable preferred stocks	167.7	604.6	0	772.3	632.4
Common equities:
Common stocks	2,546.5	0	0	2,546.5	1,351.4
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,546.5	0	0.3	2,546.8	1,351.7
Total fixed maturities and equity securities	4,796.0	14,099.9	12.2	18,908.1	17,504.7
Short-term investments	1,434.2	235.1	0	1,669.3	1,669.3
Total portfolio	$6,230.2	$14,335.0	$12.2	$20,577.4	$19,174.0
Debt	$0	$2,763.9	$178.5	$2,942.4	$2,739.0

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2015
Fixed maturities:
U.S. government obligations	$2,429.2	$0	$0	$2,429.2	$2,425.4
State and local government obligations	0	2,721.4	0	2,721.4	2,677.6
Foreign government obligations	18.6	0	0	18.6	18.6
Corporate debt securities	0	3,691.6	0	3,691.6	3,713.2
Subtotal	2,447.8	6,413.0	0	8,860.8	8,834.8
Asset-backed securities:
Residential mortgage-backed	0	1,726.7	0	1,726.7	1,726.0
Agency residential pass-through obligations	0	89.3	0	89.3	90.3
Commercial mortgage-backed	0	2,643.3	9.9	2,653.2	2,665.7
Other asset-backed	0	1,767.9	0	1,767.9	1,771.1
Subtotal asset-backed securities	0	6,227.2	9.9	6,237.1	6,253.1
Redeemable preferred stocks:
Financials	0	92.0	0	92.0	76.8
Utilities	0	51.2	0	51.2	65.1
Industrials	0	91.1	0	91.1	118.1
Subtotal redeemable preferred stocks	0	234.3	0	234.3	260.0
Total fixed maturities	2,447.8	12,874.5	9.9	15,332.2	15,347.9
Equity securities:
Nonredeemable preferred stocks:
Financials	154.9	627.7	0	782.6	674.2
Subtotal nonredeemable preferred stocks	154.9	627.7	0	782.6	674.2
Common equities:
Common stocks	2,650.2	0	0	2,650.2	1,494.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,650.2	0	0.3	2,650.5	1,494.3
Total fixed maturities and equity securities	5,252.9	13,502.2	10.2	18,765.3	17,516.4
Short-term investments	2,056.3	115.7	0	2,172.0	2,172.0
Total portfolio	$7,309.2	$13,617.9	$10.2	$20,937.3	$19,688.4
Debt	$0	$2,722.9	$164.9	$2,887.8	$2,707.9
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

At June 30, 2016, vendor-quoted prices represented 35% of our Level 1 classifications (excluding short-term investments), compared to 43% and 49% at June 30, 2015 and December 31, 2015, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. The decline in vendor-quoted Level 1 prices since December 31, 2015 was due to a reduction of U.S. Treasury Notes with the funds deployed primarily to short-term investments.
At June 30, 2016 and 2015, and December 31, 2015, vendor-quoted prices comprised 98%, 97%, and 97%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 2%, 3%, and 3%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2016 and 2015, and December 31, 2015, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We did not hold any internally priced securities at June 30, 2016 or December 31, 2015. At June 30, 2015, we held two internally priced securities in our corporate portfolio that we priced at cost since we had expected them to be fully redeemed by the end of 2015; these securities were no longer held at December 31, 2015.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2016 or 2015, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2016 and 2015:

	Level 3 Fair Value
	Three Months Ended June 30, 2016
(millions)	Fair Value at March 31, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2016
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Commercial mortgage-backed	9.5	(0.3)	0	0	0	0	0	9.2
Total fixed maturities	9.5	(0.3)	0	0	0	0	0	9.2
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$9.8	$(0.3)	$0	$0	$0	$0	$0	$9.5

	Level 3 Fair Value
	Six Months Ended June 30, 2016
(millions)	Fair Value at Dec. 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2016
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Commercial mortgage-backed	9.9	(0.6)	0	0	0	(0.1)	0	9.2
Total fixed maturities	9.9	(0.6)	0	0	0	(0.1)	0	9.2
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$10.2	$(0.6)	$0	$0	$0	$(0.1)	$0	$9.5

	Level 3 Fair Value
	Three Months Ended June 30, 2015
(millions)	Fair Value at March 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2015
Fixed maturities:
Corporate debt securities	$0	$0	$1.0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Commercial mortgage-backed	11.4	(0.4)	0	0	0	(0.1)	0	10.9
Total fixed maturities	11.4	(0.4)	1.0	0	0	(0.1)	0	11.9
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.9	0	0	0	(39.4)	(2.0)	(28.5)	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$81.6	$(0.4)	$1.0	$0	$(39.4)	$(2.1)	$(28.5)	$12.2
1The $69.9 million decrease during the quarter reflects the reclassification of our 5% interest in ARX Holding Corp. upon acquisition of a controlling interest in ARX, which occurred on April 1, 2015. The $39.4 million reflects our inception-to-date gain recognized, including a $2.0 million reduction in valuation that occurred during the second quarter 2015.

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
1The $69.3 million decrease during the year reflects the reclassification of our 5% interest in ARX Holding Corp. upon acquisition of a controlling interest in ARX. The $39.4 million reflects our inception-to-date gain recognized, including a $1.4 million reduction in valuation that occurred during the first six months of 2015.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2016 and 2015, and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.2	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	9.2
Pricing exemption securities[2]	0.3
Total Level 3 securities	$9.5
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$10.9	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	10.9
Pricing exemption securities[2]	1.3
Total Level 3 securities	$12.2
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	9.9
Pricing exemption securities[2]	0.3
Total Level 3 securities	$10.2
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

Note 4 Debt — Debt consisted of:

	June 30, 2016		June 30, 2015		December 31, 2015
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.3	$547.7	$498.0	$533.0	$498.1	$528.7
6 5/8% Senior Notes due 2029	295.8	401.8	295.6	380.9	295.7	376.0
6.25% Senior Notes due 2032	395.1	535.0	394.9	492.1	395.0	490.6
4.35% Senior Notes due 2044	346.4	400.3	346.3	346.5	346.4	352.8
3.70% Senior Notes due 2045	395.1	412.0	395.0	351.7	395.0	362.0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	593.6	545.5	630.7	659.7	612.8	612.8
Other debt instruments	139.8	139.8	178.5	178.5	164.9	164.9
Total	$2,664.1	$2,982.1	$2,739.0	$2,942.4	$2,707.9	$2,887.8

The other debt instruments reported in the table above represent ARX indebtedness and consist of:

	June 30, 2016		June 30, 2015		December 31, 2015
Type of debt instrument	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$74.6	2	$99.5	2	$87.1	December 2018 and 2019
Junior subordinated notes[1]	2	41.2	2	41.3	2	41.2	June 2036 and 2037
Senior notes	4	24.0	4	24.0	4	24.0	Various[2]
Surplus note[3]	0	0	1	13.7	1	12.6	November 2021
Total		$139.8		$178.5		$164.9
1 ARX issued junior subordinated floating rate notes to trusts established by ARX in connection with issuances of trust preferred securities by the trusts
(discussed below).
2 The senior notes mature in May 2033, April 2034, December 2034, and June 2035.
3 The surplus note was debt of the subsidiary disposed of by ARX in the exchange transaction during the second quarter 2016 (see Note 1 – Basis of Presentation for further discussion).
The Progressive Corporation Debt
During the second quarter of 2016, we repurchased, in the open market, $19.8 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the carrying value of the debt we repurchased exceeded the amount paid, we recognized gain on the extinguishment of $1.6 million during 2016. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.1 million on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement during 2016. We did not repurchase any debt in the first quarter 2016.

We did not repurchase any debt securities during the first six months of 2015. During the year ended December 31, 2015, we repurchased, in the open market, $18.4 million in aggregate principal amount of our 6.70% Debentures.
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

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts that are entirely owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million at June 30, 2016, in the variable interest entities is reported as a component of "other assets" on our consolidated balance sheets.
The Progressive Corporation Line of Credit
During the second quarter 2016, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate and the sum of the Federal Funds Open Rate plus 50 basis points. Each advance would need to be repaid on the 30th day after the advance or, if earlier, on April 30, 2017, the expiration date of the Line of Credit. We had no borrowings under the Line of Credit or the prior line of credit during the first six months of 2016 or throughout 2015.
Note 5 Income Taxes — At June 30, 2016 and 2015, and December 31, 2015, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three and six months ended June 30, 2016, the effective tax rate was 32.2% and 32.8%, respectively, compared to 29.9% and 31.4% for the same periods last year. The year-over-year increase in the effective rate for both the three and six month periods is primarily due to the reversal of approximately $14 million of deferred taxes associated with the appreciation of our previous 5% investment in ARX as a result of our acquisition of a controlling interest in ARX during the second quarter of 2015.
For the six months ended June 30, 2016, there have been no material changes in our uncertain tax positions.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2016	2015
Income taxes	$275.4	$372.1
Interest	70.1	62.0
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes personal property insurance for homeowners, other property owners, and renters. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (CAIP) business and serving as an agent for property, general liability and business owners policies, and workers’ compensation insurance through our programs with American Strategic Insurance and other subsidiaries of ARX (ASI), and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions, including those with ASI, are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,423.3	$84.5	$2,276.4	$171.9	$4,771.2	$255.9	$4,520.9	$366.4
Direct	2,334.8	73.6	2,031.8	118.1	4,555.5	153.1	3,987.2	186.3
Total Personal Lines[1]	4,758.1	158.1	4,308.2	290.0	9,326.7	409.0	8,508.1	552.7
Commercial Lines	593.4	31.2	489.3	83.2	1,142.2	92.3	955.7	161.7
Property[2]	210.3	(13.6)	198.7	1.0	410.3	(38.1)	198.7	1.0
Other indemnity	0	(0.1)	(0.4)	(0.4)	0	(0.8)	(0.4)	0
Total underwriting operations	5,561.8	175.6	4,995.8	373.8	10,879.2	462.4	9,662.1	715.4
Fees and other revenues[3]	82.5	NA	74.9	NA	161.4	NA	148.6	NA
Service businesses	26.5	2.8	23.3	2.8	51.5	6.2	40.5	4.1
Investments[4]	146.9	141.6	189.3	183.6	283.1	273.0	327.4	316.4
Gains on extinguishment of debt	1.6	1.6	0	0	1.6	1.6	0	0
Interest expense	NA	(34.3)	NA	(34.9)	NA	(68.5)	NA	(67.4)
Consolidated total	$5,819.3	$287.3	$5,283.3	$525.3	$11,376.8	$674.7	$10,178.6	$968.5
NA = Not applicable
1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned in both the second quarters and first six months of 2016 and 2015; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, manufactured homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX; therefore, the six months ended June 30, 2015 only include results for three months and are not comparable to results reported for the six months ended June 30, 2016.
For the three and six months ended June 30, 2016, pretax loss includes $68.1 million and $113.4 million, respectively, of catastrophe losses and $54.3 million for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, pretax loss also includes $15.6 million and $31.1 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.7 million for the three and six months ended June 30, 2015.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	3.5%	96.5	7.6%	92.4	5.4%	94.6	8.1%	91.9
Direct	3.2	96.8	5.8	94.2	3.4	96.6	4.7	95.3
Total Personal Lines	3.3	96.7	6.7	93.3	4.4	95.6	6.5	93.5
Commercial Lines	5.3	94.7	17.0	83.0	8.1	91.9	16.9	83.1
Property[1]	(6.5)	106.5	0.5	99.5	(9.3)	109.3	0.5	99.5
Other indemnity[2]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	3.2	96.8	7.5	92.5	4.3	95.7	7.4	92.6
1We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the six months ended June 30, 2015 only include results for three months and are not comparable to results reported for the six months ended June 30, 2016.
Included in both three and six months ended June 30, 2016, is 7.4 points and 7.6 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 7.9 points for both periods in 2015. In addition, 2016 results include 2.1 points and 1.1 points, respectively, related to the loss on the exchange transaction (See Note 1 - Basis of Presentation for discussion).
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
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the Agency auto, Direct auto, special lines, and Commercial Lines business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although reviewed every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of June 30, 2016, the Gainshare factor was 1.50. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. For the six months ended June 30, 2016, our comprehensive income was $606.5 million, which is more than the $300.6 million of after-tax underwriting income for the same period. However, the ultimate decision on whether or not a dividend will be paid, and the amount of any dividend, are in the discretion of the Board of Directors. The Board could decide to alter our policy, or not to pay the annual variable dividend, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. If a dividend for 2016 were to be paid, the Board would likely declare the 2016 annual dividend in December 2016, with a record date in early 2017 and payment shortly thereafter.
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

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at March 31, 2016	$1,338.7	$(470.7)	$868.0	$878.5	$(8.5)	$(1.0)	$(1.0)
Other comprehensive income (loss) before reclassifications:
Investment securities	181.3	(63.7)	117.6	117.6	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	(0.1)	0	(0.1)	0	0	(0.1)	0
Loss attributable to noncontrolling interest (NCI)	(2.2)	0.8	(1.4)	0	0	0	(1.4)
Total other comprehensive income (loss) before reclassifications	179.0	(62.9)	116.1	117.6	0	(0.1)	(1.4)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0.2	(0.1)	0.1	0.1	0	0	0
Net realized gains (losses) on securities	40.0	(14.1)	25.9	25.9	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	40.7	(14.4)	26.3	26.0	0.3	0	0
Total other comprehensive income (loss)	138.3	(48.5)	89.8	91.6	(0.3)	(0.1)	(1.4)
Balance at June 30, 2016	$1,477.0	$(519.2)	$957.8	$970.1	$(8.8)	$(1.1)	$(2.4)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2015	$1,234.5	$(434.1)	$800.4	$809.0	$(8.2)	$(1.5)	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	324.0	(114.0)	210.0	210.0	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	(0.1)	0.1	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.6	(0.2)	0.4	0	0	0.4	0
Loss attributable to noncontrolling interest (NCI)	(5.5)	2.0	(3.5)	0	0	0	(3.5)
Total other comprehensive income (loss) before reclassifications	319.0	(112.1)	206.9	210.0	0	0.4	(3.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0.2	(0.1)	0.1	0.1	0	0	0
Net realized gains (losses) on securities	75.3	(26.5)	48.8	48.8	0	0	0
Interest expense	1.0	(0.4)	0.6	0	0.6	0	0
Total reclassification adjustment for amounts realized in net income	76.5	(27.0)	49.5	48.9	0.6	0	0
Total other comprehensive income (loss)	242.5	(85.1)	157.4	161.1	(0.6)	0.4	(3.5)
Balance at June 30, 2016	$1,477.0	$(519.2)	$957.8	$970.1	$(8.8)	$(1.1)	$(2.4)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at March 31, 2015	$1,614.2	$(564.9)	$1,049.3	$1,057.3	$(7.2)	$(0.8)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(161.5)	52.8	(108.7)	(108.7)	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	4.3	(1.5)	2.8	0	0	0	2.8
Total other comprehensive income (loss) before reclassifications	(157.2)	51.3	(105.9)	(108.7)	0	0	2.8
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.7)	0.6	(1.1)	(1.1)	0	0	0
Net realized gains (losses) on securities	64.9	(22.7)	42.2	42.2	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	63.7	(22.3)	41.4	41.1	0.3	0	0
Total other comprehensive income (loss)	(220.9)	73.6	(147.3)	(149.8)	(0.3)	0	2.8
Balance at June 30, 2015	$1,393.3	$(491.3)	$902.0	$907.5	$(7.5)	$(0.8)	$2.8

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2014	$1,574.0	$(550.9)	$1,023.1	$1,021.9	$1.5	$(0.3)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(62.2)	18.1	(44.1)	(44.1)	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	(12.8)	4.4	(8.4)	0	(8.4)	0	0
Foreign currency translation adjustment	(0.9)	0.4	(0.5)	0	0	(0.5)	0
Loss attributable to noncontrolling interest (NCI)	4.3	(1.5)	2.8	0	0	0	2.8
Total other comprehensive income (loss) before reclassifications	(71.6)	21.4	(50.2)	(44.1)	(8.4)	(0.5)	2.8
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(9.6)	3.4	(6.2)	(6.2)	0	0	0
Net realized gains (losses) on securities	117.7	(41.2)	76.5	76.5	0	0	0
Interest expense	1.0	(0.4)	0.6	0	0.6	0	0
Total reclassification adjustment for amounts realized in net income	109.1	(38.2)	70.9	70.3	0.6	0	0
Total other comprehensive income (loss)	(180.7)	59.6	(121.1)	(114.4)	(9.0)	(0.5)	2.8
Balance at June 30, 2015	$1,393.3	$(491.3)	$902.0	$907.5	$(7.5)	$(0.8)	$2.8
In an effort to manage interest rate risk, we entered into forecasted transactions on each of Progressive's outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on these cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify $1.7 million (pretax) into income during the next 12 months, related to net unrealized gains on forecasted transactions.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at June 30, 2016. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our 2015 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation in our 2015 Annual Report to Shareholders.
Note 11 Redeemable Noncontrolling Interest — In connection with the acquisition of a controlling interest in ARX, in the second quarter of 2015, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX shareholders have the right to “put” their ARX shares to Progressive in two installments, one in early 2018 and one in early 2021, and Progressive has the ability to "call" a portion of the outstanding shares shortly thereafter. If these rights are exercised in full when available, our ownership stake in ARX capital stock will exceed 80% in 2018 and will reach 100% in 2021.
Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest as mezzanine equity on our consolidated balance sheets, which represents the minority shares at the current estimated purchase price pursuant to the put and call provisions of the stockholders' agreement. The estimated purchase price is based, in part, on the change in tangible net book value of ARX from December 31, 2014 to the put and call dates.
No redeemable noncontrolling interest (NCI) existed prior to the ARX acquisition on April 1, 2015. The changes in the components of redeemable NCI during the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015, were:

($ in millions)	June 30, 2016	June 30, 2015	December 31, 2015
Balance, Beginning of period	$464.9	$0	$0
Fair value at date of acquisition	0	411.5	411.5
Net income attributable to NCI	4.5	5.2	32.9
Other comprehensive loss attributable to NCI	3.5	(2.8)	(1.1)
Purchase of shares from NCI	0	(12.6)	(12.6)
Change in redemption value of NCI	(6.1)	32.1	34.2
Balance, End of period	$466.8	$433.4	$464.9
The decrease in the redemption value of the noncontrolling interest during 2016 was due in part to a decrease in ARX's tangible net book value as a result of the exchange transaction that occurred during the second quarter 2016 (see Note 1 - Basis for Presentation for further discussion). The entity disposed of in the exchange transaction had more tangible assets than the entity acquired.
Note 12 Goodwill and Intangible Assets
Goodwill
During the second quarter 2016, the carrying amount of goodwill increased $1.8 million as a result of the ARX exchange transaction discussed in Note 1-Basis of Presentation. There were no goodwill impairment charges recognized during the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015. Additionally, there were no triggering events during 2016 that would have required a change to the carrying amount of goodwill.
Intangible Assets
The following table is a summary of net carrying amount of other intangible assets as of June 30, 2016 and 2015, and December 31, 2015:

($ in millions)	June 30, 2016	June 30, 2015	December 31, 2015
Intangible assets subject to amortization	$451.4	$513.6	$482.5
Indefinite lived intangible assets[1]	12.4	12.4	12.4
Total	$463.8	$526.0	$494.9
1Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

($ in millions)	June 30, 2016			June 30, 2015			December 31, 2015
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$45.9	$210.3	$256.2	$9.2	$247.0	$256.2	$27.5	$228.7
Agency relationships	159.2	14.2	145.0	159.2	2.8	156.4	159.2	8.5	150.7
Software rights	79.1	13.4	65.7	79.1	2.8	76.3	79.1	8.2	70.9
Trade name	34.8	4.4	30.4	34.8	0.9	33.9	34.8	2.6	32.2
Total	$529.3	$77.9	$451.4	$529.3	$15.7	$513.6	$529.3	$46.8	$482.5
Amortization expense was $15.6 million and $31.1 million for the three and six months ended June 30, 2016 and $15.7 million for the three and six months ended June 30, 2015; there was no amortization expense incurred in the first quarter 2015.
Note 13 New Accounting Standards

Issued In March 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) to simplify the accounting for employee share-based payment transactions. This ASU is effective for fiscal years beginning after December 15, 2016 (2017 for calendar-year companies), with early adoption permitted. Several aspects of the ASU include income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under provisions of the ASU:

•
All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the comprehensive income statement (applied prospectively) and classified in the statement of cash flows as an operating activity (applied using either a prospective or retrospective transition method)

•
Companies are allowed to decide whether or not to record forfeitures of share-based awards when the forfeiture occurs or to record compensation expense over the vesting period net of estimated forfeitures (applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity upon adoption)

•
Companies are permitted to withhold up to the maximum statutory tax rate and still maintain equity classification of share-based awards (applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity upon adoption)

•
Companies are required to classify as a financing activity in the statement of cash flows the payment of cash to a taxing authority when the company withholds shares for such purpose (applied retrospectively)

We expect the change in the accounting for the excess tax benefits/deficiencies to impact our results of operations and are currently evaluating the impact of the other provisions of the ASU on our financial condition, cash flows, and results of operations. Over the last three years, the tax benefit, which is currently being recorded in paid in capital, was $16.8 million in 2015, $12.8 million in 2014, and $10.3 million in 2013. We currently record estimated forfeitures over the vesting period and withhold at the minimum statutory tax rate, and we do not anticipate making any changes upon adoption of the ASU.

In June 2016, the FASB released an ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. Additionally, this update will modify the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and will result in the creation of an allowance for credit losses as a contra asset account. The ASU will require cumulative-effect changes to retained earnings in the period of adoption, if any occur, and will also require prospective changes on previously recorded impairments. This ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permissible (including interim periods within that fiscal year) beginning after December 15, 2018 (2019 for calendar-year companies). We are currently evaluating the impact the guidance will have on our financial statements, including the potential impacts of the new allowance account.
Adopted In 2016, we adopted two accounting standard updates that became effective for fiscal years beginning after December 15, 2015. The first was the ASU that clarified guidance around accounting for fees paid in a cloud computing arrangement and amended the accounting treatment for the acquisition of licenses from third-parties for internal use software. Progressive adopted this ASU on a prospective basis and will apply the guidance for future cloud computing arrangements that we enter into.  Upon adoption, we began including the costs of our fixed-term licenses as part of the total amount of capitalized software developed or acquired for internal use, rather than recording them as prepaid assets, when applicable. This standard did not have a material impact on our results of operations.

The second ASU adopted is related to the accounting for share-based payments when the terms of an employee award can be achieved after the requisite service period. To the extent an equity award contains provisions that permit an employee who leaves the company before the performance targets are reached to receive some or all of the benefits of the award if and as the award later vests, this standard requires companies to recognize the compensation cost during the employee's remaining service period. Since we adopted this ASU prospectively, the requirements only apply to the performance-based restricted stock unit awards granted by Progressive to its executive officers and other select senior managers after January 1, 2016. The amount of expense that was accelerated pursuant to this ASU did not have a material impact on our financial condition, cash flows, or results of operations in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the second quarter 2016, The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force. Companywide net premiums written and earned increased 13% and 11%, respectively, and policies in force grew 7%. Each of our segments contributed to the strong top line growth during the quarter.
For the quarter, on a year-over-year basis, net income declined 47%. Each of our vehicle segments produced less underwriting income in the second quarter 2016, compared to the same period last year, while our Property business reported an underwriting loss this quarter, compared to a profit last year. On a consolidated basis, pretax underwriting profitability decreased 53%, to $175.6 million, for the quarter as compared to the second quarter 2015. On a quarter-over-prior-year quarter basis, we experienced greater catastrophe losses and less favorable prior accident year development, which accounted for nearly two-thirds of the lower underwriting profit for the quarter. The balance of the decline generally reflected higher frequency and severity during the quarter.
Comprehensive income increased 30% on a quarter-over-prior-year quarter basis with the increase in our investment portfolio's unrealized gains more than offsetting the reduction in underwriting income. Our investment income of $114.6 million was comparable to the second quarter 2015, and realized gains were down 58%, largely due to losses on our derivative positions. During the second quarter, our total capital position (debt plus shareholders' equity) increased $0.5 billion to $10.5 billion, compared to year-end 2015.
A. Insurance Operations
During the second quarter 2016, we realized an increase in net premiums written of 13% on a companywide basis, compared to the prior-year period. Our Agency and Direct Personal Lines businesses increased 8% and 15%, respectively, our Commercial Lines business grew 25%, and our Property business increased 11%. The net premium written growth in our Property business was aided by both the termination of a 10% quota share reinsurance contract in June 2016 and the change in our method of recognizing ceded reinsurance premiums on our catastrophe reinsurance contracts. In June 2015, we changed from one acceptable method to another and began recognizing the ceded premiums on a pro rata basis over the contract period, rather than at the inception of the contract. Excluding these unusual items, our Property business net premiums written would have decreased 4% for the second quarter 2016, and had no impact on net premiums earned. The decrease primarily reflects the loss of a business relationship that occurred after Progressive acquired a controlling interest in ARX.
To analyze growth in our vehicle businesses, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention.
For the second quarter, on a year-over-year basis, written premium per policy increased 4% in our Personal Lines auto businesses and 1% for our special lines products. In addition to mix changes, the personal auto increase reflected rate increases. In our Commercial Lines business, written premium per policy increased 13% for the quarter, continuing to reflect the new business mix shift in our truck product tiers. Adjusting rates is an ongoing process. We will continue to evaluate future rate needs with the goal of having our rate adequacy match the market conditions going forward with the evolving mix of our vehicle businesses.
Personal Lines new applications for the second quarter 2016 increased 15%, compared to the same period last year. Agency and Direct auto new applications increased 20% and 17%, respectively, while special lines new applications increased 6%. We are continuing to benefit from the roll out of our latest auto product models, greater advertising spend, and competitor rate increases. Our Commercial Lines new applications increased 21%, reflecting improved competitiveness from actions taken in early 2015, which included lifting some of the previously imposed underwriting restrictions on new business, while competitors were doing the opposite and raising rates.
During the second quarter 2016, our renewal applications increased 4% in Personal Lines and 7% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business, which grew 10%. Our Agency auto and special lines products renewal applications were up 2% and 1%, respectively.

We continue to focus our efforts to become a destination insurer by identifying ways to ensure that Progressive is positioned to address the lifetime needs of customers and provide solutions to meet their needs beyond the initial auto insurance product. As part of this vision, we plan to continue to:

•	increase brand awareness and balance our marketing activity to execute on our multi-channel strategy and drive new business growth and retention across all of our segments;

•
broaden our offerings to increase multi-product households, including the continued roll out of "Platinum," which provides designated agents with a single offering that combines home insurance from ASI and auto insurance from Progressive, as well as partnering with unaffiliated insurance providers to offer other insurance products to our customers, such as homeowners, flood, classic car, special event, travel, pet, life, ID protection, and more; and

•
roll out our most recent auto product design, which introduced improved segmentation and more attractive pricing and features for our "Robinsons" (i.e., bundled auto and homeowners); we are continually evolving our product models and introduced our newest product model in one state during June with additional states to be added throughout the remainder of this year and into 2017.

During the quarter, we continued to offer coverage for drivers of Transportation Network Companies (TNCs), which is a personal policy endorsement that fills most of the coverage gap between a personal auto policy held by the driver and the commercial coverage held by a TNC, such as Uber or Lyft. This coverage is being offered in Texas. In addition, during the second quarter, our Commercial Lines business began a relationship with Uber by launching a pilot program, also in Texas, to provide commercial auto coverage to Uber.

Year-over-year policies in force in our vehicle businesses grew 6%, with Personal Lines growing 6% and Commercial Lines growing 11%. Our Direct auto and Agency auto businesses grew 11% and 4%, respectively, and our special lines products grew 3% over last year. At June 30, 2016, we had 14.5 million Personal Lines policies in force, about 715,000 more policies in force than at the end of 2015, and Commercial Lines added about 45,000 policies in force during the first half of the year.

At June 30, 2016, our Property business reported nearly 1.2 million policies in force, which is about 100,000 policies in force higher than at December 31, 2015. The primary driver of this increase related to the second quarter 2016 exchange transaction whereby ARX acquired 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes personal property insurance and disposed of 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes commercial property insurance. At the time of the exchange transaction, the acquired company had approximately 96,000 more policies in force than the subsidiary that was disposed of.

To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention in our vehicle businesses. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy increased 5% for our Agency auto business and 4% for our Direct auto business, compared to last year. The policy life expectancy for our Commercial Lines business was up 10% and special lines products remained relatively flat, compared to last year.

We also review customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can create more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. Our trailing 3-month policy life expectancy at June 30, 2016, on a year-over-year basis, was up 8% in Agency auto and 6% in Direct auto. We continue to maintain our focus on providing customers with more stable rates and other insurance-related products and services they may need over time in our ongoing efforts to increase retention.
B. Investments

The fair value of our investment portfolio was $22.4 billion at June 30, 2016. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

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
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), when available, for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At June 30, 2016, 19% of our portfolio was allocated to Group I securities and 81% to Group II securities, compared to 20% and 80%, respectively, at December 31, 2015.
Our recurring investment income generated a pretax book yield of 2.3% for the second quarter 2016, compared to 2.4% for the second quarter 2015. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.4% for the second quarter 2016, compared to (0.1)% for the same period in 2015. Our fixed-income and common stock portfolios had FTE total returns of 1.3% and 2.3%, respectively, for the second quarter 2016, compared to (0.1)% and 0% last year. Further detail of our FTE total returns are provided in our Results of Operations-Investments section.
At June 30, 2016, the fixed-income portfolio had a weighted average credit quality of A+ and a duration of 1.8 years, compared to A+ and 1.9 years at December 31, 2015. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $1.55 billion and $1.43 billion for the first six months of both 2016 and 2015.
Our total capital (debt plus shareholders' equity) was $10.5 billion, at book value, at June 30, 2016, compared to $10.1 billion at June 30, 2015 and $10.0 billion at December 31, 2015. Our interest expense decreased 2% on a quarter-over-prior-year quarter basis and increased 2% on a year-over-year basis. The decrease in the second quarter partially reflects the decrease in the interest on our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (due to the repurchases discussed below), while the increase for the year is primarily attributable to the interest on the outstanding debt of ARX, which did not become part of our consolidated results until the second quarter 2015. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders' equity and excludes redeemable noncontrolling interest, was 25.4% at June 30, 2016, and 27.1% at June 30, and December 31, 2015.
During the second quarter 2016, we used $18.2 million of available cash to repurchase $19.8 million in aggregate principal amount of our 6.70% Debentures. In comparison, during the full year 2015, we used $19.3 million in available cash to repurchase $18.4 million in aggregate principal amount of the above referenced Debentures. We currently have outstanding $594.6 million in principal amount of our 6.70% Debentures. Beginning on June 15, 2017, and on each quarterly interest payment date thereafter, we will have the right to redeem the Debentures at par, in whole or in part, at our discretion. If we do not choose to redeem at June 15, 2017, the Debentures will convert from their current fixed interest rate to a variable rate equal to the 3-month LIBOR plus 2.0175%. If not so redeemed, the 6.70% Debentures will become due on June 15, 2037, subject to certain limitations set forth in the Debenture documents. We are evaluating our options with respect to the redemption of the 6.70% Debentures and have not made a decision at this time.  In addition to these debt repurchases, the $12.6 million surplus note that was part of our consolidated outstanding debt at December 31, 2015, was debt of the subsidiary disposed of in the exchange transaction that occurred during the second quarter 2016 (see Note 1 - Basis of Presentation and Note 4 - Debt for additional discussion).
As part of the stockholders' agreement related to the ARX acquisition, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive, at various times and in varying amounts, prior to that date. The estimated cost to acquire the additional ARX shares is represented by the redeemable noncontrolling interest reflected on our balance sheet (see Note 11 - Redeemable Noncontrolling Interest).

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
During the first six months of 2016 and at all times during 2015, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2015.
Our available capital allowed us to take several actions to deploy underleveraged capital, including:

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of June 30, 2016, we had 9.1 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2016	2015	2016	2015
Total number of shares purchased	1.3	1.6	3.6	4.0
Total cost	$41.8	$42.2	$112.1	$108.1
Average price paid per share	$32.57	$27.00	$31.53	$26.88

•
Dividends. As part of our capital management activities, in February 2016 and 2015, we paid annual variable dividends of $0.8882 per share and $0.6862 per share, respectively, which were each declared in December of the prior year.

Short-Term Borrowings
We did not engage in short-term borrowings to fund our operations or for liquidity purposes during the six months ended June 30, 2016 or at any point in 2015. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
Our unsecured discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million was renewed during the second quarter 2016. Our prior Line of Credit expired on April 30, 2016. The new Line of Credit has the same terms and conditions as the previous Line of Credit and will expire on April 30, 2017. We had no borrowings under the Line of Credit during 2016 or throughout 2015.
We did not enter into any repurchase commitment transactions during the first six months of 2016 or 2015, and we had no open repurchase commitments at June 30, 2016 or 2015, or December 31, 2015.
B. Commitments and Contingencies
Contractual Obligations
During the first six months of 2016, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2016	2015	% Change	2016	2015	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,542.5	$2,345.7	8	$5,038.1	$4,701.8	7
Direct	2,365.6	2,049.4	15	4,855.8	4,229.0	15
Total Personal Lines	4,908.1	4,395.1	12	9,893.9	8,930.8	11
Commercial Lines	724.1	578.7	25	1,385.6	1,109.8	25
Property	302.4	272.7	11	473.5	272.7	NM
Other indemnity[1]	0	(0.4)	100	0	(0.4)	100
Total underwriting operations	$5,934.6	$5,246.1	13	$11,753.0	$10,312.9	14
NET PREMIUMS EARNED
Personal Lines
Agency	$2,423.3	$2,276.4	6	$4,771.2	$4,520.9	6
Direct	2,334.8	2,031.8	15	4,555.5	3,987.2	14
Total Personal Lines	4,758.1	4,308.2	10	9,326.7	8,508.1	10
Commercial Lines	593.4	489.3	21	1,142.2	955.7	20
Property	210.3	198.7	6	410.3	198.7	NM
Other indemnity[1]	0	(0.4)	100	0	(0.4)	100
Total underwriting operations	$5,561.8	$4,995.8	11	$10,879.2	$9,662.1	13
NM = We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX; therefore, the six months ended June 30, 2015 only include results for three months and are not comparable to results reported for the six months ended June 30, 2016.
[1]The negative written and earned premiums in 2015 represent reinstatement premiums paid to the reinsurers of our professional liability group business pursuant to their reinsurance contracts.

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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of June 30, our policies in force were:

(thousands)	2016	2015	% Change
POLICIES IN FORCE
Vehicle businesses:
Agency auto	4,937.6	4,753.6	4
Direct auto	5,284.4	4,744.8	11
Total auto	10,222.0	9,498.4	8
Special lines[1]	4,257.3	4,127.8	3
Total Personal Lines	14,479.3	13,626.2	6
Commercial Lines	600.3	538.4	11
Property[2]	1,177.0	1,054.7	12
1Includes insurance for motorcycles, ATVs, RVs, manufactured homes, watercraft, snowmobiles, and similar items, as well as a personal umbrella product.
2Includes the addition of approximately 96,000 policies during the second quarter 2016, as a result of the exchange transaction (see Note 1 - Basis of Presentation for further discussion).

To analyze growth in our vehicle businesses, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2016	2015	2016	2015
APPLICATIONS
Personal Lines:
New	15%	7%	15%	7%
Renewal	4%	2%	3%	3%
Commercial Lines:
New	21%	10%	22%	14%
Renewal	7%	1%	5%	2%
Property:
New	11%	NA	NA	NA
Renewal	1%	NA	NA	NA
NA = We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX; therefore, the six months ended June 30, 2015 only include results for three months and are not comparable to results reported for the six months ended June 30, 2016.

The year-over-year growth in new applications in our Personal Lines business for the second quarter and year-to-date reflected increases in both our Agency and Direct auto businesses, as we continued to benefit from the roll out of our latest product model, greater advertising spend, and competitor rate increases. The increase in our Agency auto application growth reflected both more quotes and an increase in conversion on those quotes. In addition, we continued to see more of the Direct application growth coming from the online quotes instead of the phone as more consumers are using the Internet and mobile devices to shop for and buy auto insurance.
The significant increase in our Commercial Lines new application growth reflected strong demand and improved competitiveness in all of our business market targets. We believe that the growth was due to both internal actions (e.g., rate stability and the removal of underwriting restrictions) and competitors' actions (e.g., rate increases and implementation of underwriting restrictions).
The increase in our new Property applications reflects growth in the renters business as well as the exchange transaction. The company acquired in the exchange receives significantly more applications than the company disposed of.

We are continuing to focus on our Destination Era strategy to form a deeper relationship with our customers as their insurance needs evolve and on our efforts to further penetrate customer households through cross-selling auto policies with other products, including through our Progressive Home Advantage® (PHA) program, to meet a broad range of customer needs. PHA is the program in which we “bundle” our auto product with property insurance provided by ASI, primarily in the Agency channel, or unaffiliated insurance carriers in the Direct channel. Bundled products are becoming an integral part of our consumer offerings and an important part of our strategic agenda. These customers represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have lower claims costs. An increasing number of our customers, especially Direct auto customers, are now multi-product customers combining their auto insurance with special lines, homeowners, or renters insurance products. As of June 30, 2016, PHA was available to Direct customers nationwide and Agency customers in 34 states and the District of Columbia. In the Direct channel, PHA is provided by multiple, unaffiliated insurance providers, as well as by ASI. We offer these PHA products over the phone and online on a nationwide basis and through mobile devices in the majority of the country.
We are continuing to deploy the infrastructure that we are developing to support the Platinum offering in our Agency channel. The Platinum product is a home and auto insurance combined offering that provides the agents a single offering with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. Platinum is targeted to those agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. During the second quarter 2016, we saw the bundled home and auto strategy begin to develop a more positive growth trend. At June 30, 2016, there were about 972 agents throughout 23 states that have the Platinum program available to them.
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

We also want to be the destination insurer for small business owners. Through our Progressive Commercial AdvantageSM program, we offer our commercial auto customers general liability and business owners policies and workers' compensation coverage written by unaffiliated insurance companies or agencies. The workers' compensation coverage is offered in 45 states, while the other products are offered throughout the continental United States.
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2016	2015	2016	2015
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	4%	4%	4%	4%
Commercial Lines	13%	8%	12%	6%
Property	(7)%	NA	NA	NA
NA = Not applicable; any Property business written by Progressive prior to April 1, 2015 was negligible.
The increased written premium per policy in our personal auto business included higher written premium per policy in both our Agency and Direct auto businesses. In addition to mix changes, the personal auto increase reflected rate increases taken during 2015 and year-to-date 2016. For our Commercial Lines business, the increase in written premium per policy primarily reflected a shift in a mix of business in our truck product tiers. Adjusting rates in our vehicle businesses is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends at the state level. The decrease in our written premium per policy for our Property business primarily reflects the disposition of our commercial property business in the exchange transaction along with growth in the renters business.

Another important element affecting growth is customer retention. One measure of retention for our vehicle businesses is policy life expectancy, which is our actuarial estimate of the average length of time that a policy (including any renewals) will remain in force before cancellation or lapse in coverage. The following table shows our year-over-year changes in policy life expectancy for our vehicle business using both 3-month and 12-month measures. In addition, we are disclosing our quarterly year-over-year change in our renewal ratio in our personal auto business. The renewal ratio is the percent of policies that have come up for renewal during the quarter that have actually renewed.

	Growth Over Prior Year
	2016	2015
RETENTION MEASURES
Personal Lines—auto
Policy life expectancy
Trailing 3-months	6%	(4)%
Trailing 12-months	4%	(4)%
Renewal ratio	0.1%	(0.1)%
Commercial Lines - policy life expectancy (trailing 12-months)	10%	9%
Although the trailing 3-month measure for personal auto does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. The 3-month policy life expectancy in both our Agent and Direct auto business continue to experience the favorable trajectory that began in the latter half of 2015, primarily reflecting a mix shift and our competitive position in the market. In our Commercial Lines business, the increase in policy life expectancy primarily reflects more rate stability and an improved competitive position.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$84.5	3.5%	$171.9	7.6%	$255.9	5.4%	$366.4	8.1%
Direct	73.6	3.2	118.1	5.8	153.1	3.4	186.3	4.7
Total Personal Lines	158.1	3.3	290.0	6.7	409.0	4.4	552.7	6.5
Commercial Lines	31.2	5.3	83.2	17.0	92.3	8.1	161.7	16.9
Property[1]	(13.6)	(6.5)	1.0	0.5	(38.1)	(9.3)	1.0	0.5
Other indemnity[2]	(0.1)	NM	(0.4)	NM	(0.8)	NM	0	NM
Total underwriting operations	$175.6	3.2%	$373.8	7.5%	$462.4	4.3%	$715.4	7.4%
1 We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the six months ended June 30, 2015 only include results for three months and are not comparable to results reported for the six months ended June 30, 2016.
For the three and six months ended June 30, 2016, pretax loss includes $15.6 million and $31.1 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.7 million for the three and six months ended June 30, 2015.
2Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin decreased in both the second quarter and first six months of 2016 compared to the same periods last year. Catastrophe losses and less favorable prior accident year development, which are discussed in more detail below, were the primary contributors to the decrease in underwriting profitability in our vehicle businesses and to the underwriting loss recognized in our Property business.
Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Underwriting Performance[1]	2016	2015	Change		2016	2015	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	76.8	73.1	3.7	pts.	75.0	72.5	2.5	pts.
Underwriting expense ratio	19.7	19.3	0.4	pts.	19.6	19.4	0.2 pts.
Combined ratio	96.5	92.4	4.1	pts.	94.6	91.9	2.7	pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	77.3	74.7	2.6	pts.	76.4	75.0	1.4	pts.
Underwriting expense ratio	19.5	19.5	0	pts.	20.2	20.3	(0.1	) pts.
Combined ratio	96.8	94.2	2.6	pts.	96.6	95.3	1.3	pts.
Total Personal Lines
Loss & loss adjustment expense ratio	77.1	73.9	3.2	pts.	75.7	73.7	2.0	pts.
Underwriting expense ratio	19.6	19.4	0.2	pts.	19.9	19.8	0.1	pts.
Combined ratio	96.7	93.3	3.4	pts.	95.6	93.5	2.1	pts.
Commercial Lines
Loss & loss adjustment expense ratio	71.8	61.3	10.5	pts.	69.2	61.2	8.0	pts.
Underwriting expense ratio	22.9	21.7	1.2	pts.	22.7	21.9	0.8	pts.
Combined ratio	94.7	83.0	11.7	pts.	91.9	83.1	8.8	pts.
Property[2]
Loss & loss adjustment expense ratio	71.3	67.8	3.5	pts.	74.5	67.8	6.7	pts.
Underwriting expense ratio[2]	35.2	31.7	3.5	pts.	34.8	31.7	3.1	pts.
Combined ratio[2]	106.5	99.5	7.0	pts.	109.3	99.5	9.8	pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	76.3	72.4	3.9	pts.	74.9	72.3	2.6	pts.
Underwriting expense ratio	20.5	20.1	0.4	pts.	20.8	20.3	0.5	pts.
Combined ratio	96.8	92.5	4.3	pts.	95.7	92.6	3.1	pts.
Accident year loss & loss adjustment expense ratio[4]	76.9	74.2	2.7	pts.	74.6	74.2	0.4	pts.
1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the six months ended June 30, 2015 only include results for three months and are not comparable to results reported for the six months ended June 30, 2016.
Includes amortization expense predominately associated with the acquisition of a controlling interest in ARX of 7.4 points and 7.6 points for the three and six months ended June 30, 2016, and 7.9 points for both periods in 2015. In addition, 2016 results include 2.1 points and 1.1 points for the quarter and year-to-date, respectively, related to the loss on the exchange transaction (See Note 1 - Basis of Presentation for discussion). Excluding these additional expenses, for the three months and six months ended June 30, 2016, the Property business would have reported an expense ratio of 25.7 and 26.1, respectively, and combined ratios of 97.0 and 100.6; for the three and six months ended June 30, 2015, the expense ratio would have been 23.8 and the combined ratio would have been 91.6.
3Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.1 million for the three months ended June 30, 2016, compared to an underwriting loss of $0.4 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, the other indemnity businesses generated an underwriting loss of $0.8 million, compared to no underwriting profit or loss for the same period last year.
4The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016	2015
Change in net loss and LAE reserves	$295.1	$285.5	$476.8	$409.2
Paid losses and LAE	3,947.9	3,331.7	7,679.6	6,576.6
Total incurred losses and LAE	$4,243.0	$3,617.2	$8,156.4	$6,985.8
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
Our total loss and loss adjustment expense ratio increased 3.9 points for the second quarter 2016, compared to the second quarter 2015, and 2.6 points on a year-to-date basis. Several factors that contributed to the year-over-year change are discussed below and include catastrophe losses, changes in severity and frequency, and less favorable prior accident year reserve. For our Commercial Lines business, the increase in our year-over-year loss and LAE ratio for both the second quarter and first six months was due to unfavorable development in both periods of 2016, compared to favorable development last year, as well as increases in our severity due to a shift in our mix of business to our for-hire transportation and for-hire specialty business market targets.
The following table shows our consolidated catastrophe losses incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016		2015
Vehicle businesses	$148.4	$100.3	$205.5		$109.7
Property business	68.1	54.3	113.4		54.3
Total catastrophe losses incurred	$216.5	$154.6	$318.9		$164.0
Increase to combined ratio	3.9 pts.	3.1 pts.	2.9	pts.	1.7	pts.

The catastrophe losses in 2016 were primarily due to flood, wind and hail storms in Texas. In general, the loss and LAE from a single catastrophic event has to exceed $45 million before we are covered by our property catastrophe excess of loss reinsurance and would have to exceed $175 million from severe thunderstorms in the aggregate for any calendar year before we would be covered by our catastrophe bond reinsurance. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) increased about 3% to 4% for the three and six months ended June 30, 2016, compared to the same prior year period. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased less than 1% for the second quarter and decreased about 1% for the first six months of 2016.

•	Auto property coverages increased with property damage up about 2% for both periods. Collision increased about 4% for the second quarter and 6% year to date.

•	Personal injury protection (PIP) increased about 1% for the second quarter and 6% year to date.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar year basis, increased about 3% for the second quarter 2016 and decreased about 1% for the first six months of 2016, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury and PIP increased 3% to 4% for both the second quarter and first six months of 2016.

•
Auto property damage and Collision increased 1% to 2% in the second quarter and decreased 2% to 3% for the first six months, primarily due to lower levels of weather-related claims in the midwestern and northeastern states during the first quarter.

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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2016	2015	2016		2015
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$23.9	$34.4	$47.7		$45.5
Current accident year	(4.6)	29.7	(2.7)		29.0
Calendar year actuarial adjustment	$19.3	$64.1	$45.0		$74.5
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$23.9	$34.4	$47.7		$45.5
All other development	6.9	54.4	(77.3)		141.2
Total development	$30.8	$88.8	$(29.6)		$186.7
(Increase)/decrease to calendar year combined ratio	0.6 pts.	1.8 pts.	(0.3	) pts.	1.9	pts.
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
“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Although we believe the development from both the actuarial adjustments and "all other development" generally results from the same factors, as discussed below, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the second quarter of 2016 and 2015. We experienced unfavorable development in the first six months of 2016 and favorable development in the first six months of 2015.
Year-to-date 2016

•
Approximately $16 million of the unfavorable prior year reserve development was attributable to accident year 2015 and $23 million of the unfavorable development was attributable to accident year 2014; we had favorable development for accident year 2013 and prior accident years.

•
Our commercial and personal auto businesses incurred unfavorable loss and LAE reserve development for the first six months of 2016, partially offset by the favorable loss and LAE reserve development in our Property business of $22 million. In our Property business both the severity and frequency of late reported claims was less than anticipated.

•	Our personal auto product developed unfavorably $29 million primarily from our Agency auto businesses.

•	Our Commercial Lines business made up about $22 million of the unfavorable development.

•
Our personal auto and Commercial Lines businesses incurred unfavorable IBNR loss reserve development, primarily due to a higher severity and frequency of late reported claims than anticipated for accident year 2015, driven in part by storms in late December 2015, resulting in a greater number of claims being reported in January 2016 than anticipated.

•	In addition, our Commercial Lines business experienced unfavorable case reserve development for accident year 2014 primarily due to a higher severity than anticipated on our largest limits.
Year-to-date 2015

•	Approximately $152 million of the favorable prior year reserve development was attributable to accident year 2014.

•	All of our businesses incurred favorable loss and LAE reserve development for the first six months of 2015, including our Property business, which was acquired during the second quarter 2015.

•
About $105 million, or just over half, of the favorable reserve development was in our personal auto product. Our Agency and Direct auto businesses accounted for approximately 27% and 29%, respectively, of the total favorable reserve development.

•	Our Commercial Lines business made up about $44 million of the favorable development.

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
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned were 0.4 points and 0.5 points higher for the second quarter and first six months of 2016, respectively, compared to the same periods last year.
C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	12%	11%
Net premiums earned	10%	10%
Policies in force		6%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented about 83% of our total second quarter net premiums written, compared to 84% last year. We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia and Australia.
Personal auto represented 88% and 91% of our total Personal Lines net premiums written in the second quarter and first six months of 2016 compared to 87% and 90% in 2015. These auto policies are primarily written for 6-month terms. While still a small percentage of our new business applications, we began writing Agency auto policies primarily for 12-month terms in conjunction with our Platinum offering, which bundles auto and homeowners and offers, but does not require, annual policies. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and, therefore, could have a negative impact on our total Personal Lines underwriting profitability during those periods and a favorable impact during the off season.
Compared to June 30, 2015, policies in force grew 8% for auto and 3% for our special lines products. Net premiums written for personal auto increased 13% and 12% for the three and six months ended June 30, 2016, respectively, compared to 7% for both periods in 2015. The special lines products net premiums written grew 3% for both the quarter and year-to-date 2016, compared to 4% and 7%, respectively, last year.
Our total Personal Lines business generated combined ratios of 96.7 and 95.6 for the second quarter and first six months of 2016, respectively, compared to 93.3 and 93.5 for the same periods in 2015. In the second quarter of 2016, 44 states were profitable, including nine of our top 10 states, compared to 46 states (including eight of our top 10 states) for the same period in 2015. Texas, which is one of our largest states, was unprofitable in both 2016 and 2015 due to the significant catastrophe losses incurred in the state, primarily related to hail, flooding, and wind storms.

The special lines products have a seasonal impact on our total Personal Lines combined ratio. For the second quarter 2016, special lines products had about a 0.1 point unfavorable impact on the total Personal Lines combined ratio, compared to a favorable 0.3 points in the second quarter last year. On a year-to-date basis, the special lines products favorably impacted the Personal Lines ratio 1.0 points and 1.7 points in 2016 and 2015, respectively.
The Personal Lines business is comprised of the Agency business and the Direct business.
The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	8%	7%
Net premiums earned	6%	6%
Auto: policies in force		4%
new applications	20%	18%
renewal applications	2%	0%
written premium per policy	4%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	8%
trailing 12-months	5%
renewal ratio	0.1%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New applications increased on a year-over-year basis during the second quarter 2016, primarily as a result of our competitive position in the market, due to the roll out of our current product model, which features more preferred pricing along with more sophisticated pricing for customers who insure more than one product through Progressive. In second quarter 2016, we generated new Agency auto application growth in 43 states, as well as the District of Columbia. Nine of our 10 largest Agency states had new application growth in second quarter 2016.
Rate increases taken in our Agency auto business in 2015 and year-to-date 2016, contributed to the increase we experienced in written premium per policy. Written premium per policy for new and renewal Agency auto business increased 3% and 5%, respectively, in second quarter 2016, as compared to the same period last year.
On a year-over-year basis, Agency auto quotes were up for the second quarter and first six months as we continued to roll out our latest product model. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 9% for the second quarter and first six months of 2016.
The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	15%	15%
Net premiums earned	15%	14%
Auto: policies in force		11%
new applications	17%	17%
renewal applications	10%	9%
written premium per policy	4%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	6%
trailing 12-months	4%
renewal ratio	0%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New applications in the Direct channel continued to increase year over year reflecting demand by consumers to shop and buy on mobile devices and the Internet, increased advertising spend, and competitors raising rates. In second quarter 2016, only six states did not generate an increase in new business applications, none of which were in our top 10 Direct auto states.
Written premium per policy for new Direct auto business increased 3%, while written premium per policy for the renewal business increased about 5% for the second quarter, compared to the prior year.
On a year-over-year basis, the total number of quotes in the Direct business increased about 12% in the second quarter 2016 and 18% year-to-date, as demand continues to increase for consumers using mobile devices and the Internet. The overall Direct business conversion rate saw an increase in the second quarter 2016, following a decrease in the conversion rate in the first quarter. On a year-to-date basis, our conversion rate was flat compared to prior year.

D. Commercial Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	25%	25%
Net premiums earned	21%	20%
Policies in force		11%
New applications	21%	22%
Renewal applications	7%	5%
Written premium per policy	13%	12%
Policy life expectancy - trailing 12-months	10%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented about 12% of our total net premiums written for second quarter 2016, and 11% for second quarter 2015. Even though we continue to write our Commercial Lines business predominantly through the Agency channel, net premiums written through the Direct channel increased by 16% for second quarter 2016, compared to the same period last year.
We currently write our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. We plan to start writing in Hawaii in late 2016. The majority of our policies in this business are written for 12-month terms.
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Commercial Lines experienced a significant increase in new applications year over year, reflecting strong demand and improved competitiveness in our for-hire transportation and for-hire specialty market targets. The actions we took during the last several years to raise rates and restrict business were ahead of our competition, and we are now seeing our competitors following suit.
A shift to new business with higher average written premiums contributed to the increase in written premium per policy in our Commercial Lines business for second quarter 2016. Written premium per policy for new Commercial Lines business was up approximately 19% as a result of these actions, while renewal business increased 6% over 2015.
Our Commercial Lines business policy life expectancy increased in 2016, reflecting our increased competitive position.
During 2016, we increased our advertising spend for our Commercial Lines business, which was the primary driver for our higher expense ratio for the second quarter and year-to-date 2016, compared to the same periods last year.

E. Property

Growth over prior year
Quarter
Net premiums written	11%
Net premiums earned	6%
Policies in force	12%
New applications	11%
Renewal applications	1%
Written premium per policy	(7)%
Our Property business writes personal residential property insurance (single family homes, condominium unit owners, rental coverage, etc.) for homeowners, other property owners, and renters and primarily consists of the operations of the ARX organization. Our Property business represented 5% of our companywide net premiums written for the second quarter and 4% year-to-date. Since Progressive acquired a controlling interest in ARX in April 2015, comparisons on a year-over-year basis for the six months ended June 30, 2016 are not meaningful. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” As of quarter end, ASI wrote homeowners and renters insurance, principally in the Agency channel, in 34 states and the District of Columbia for personal property and wrote flood insurance in 37 states and D.C. Property policies are generally written on a 12-month basis.

The significant growth in our net premiums written reflects the termination of a quota share reinsurance contract in 2016 (discussed below) and a revision in the manner of recognizing ceded reinsurance premiums beginning in June 2015. Excluding these unusual items, net premiums written would have decreased 4%, primarily reflecting the loss of a business relationship that occurred after Progressive acquired a controlling interest in ARX. Texas and Florida comprise half of our Property business based on 2016 year-to-date premium volume.

The increase in policies in force reflects the addition of approximately 96,000 policies during the second quarter 2016, as a result of ARX entering into an exchange transaction in which ARX acquired 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes personal property insurance in Florida and disposed of 100% of the equity interest in an insurance subsidiary (and an affiliated company) that wrote commercial property insurance in four states (see Note 1 - Basis of Presentation for additional discussion). The commercial property business was not strategic to Progressive and presented a different risk profile from ASI's core personal property business. The exchange allowed us to divest this business to a company with a different strategic direction, while allowing us to grow the personal property business.

The exchange transaction and growth in our renters business contributed to the increase in the new application growth, as well as the decrease in the written premium per policy. The personal property business we acquired writes significantly more applications on average each month, but at much lower rates than the commercial business we disposed of.

The underwriting loss in the Property business for both the second quarter and first six months of 2016, primarily reflected catastrophe losses, mainly due to hail storms in Texas, and the amortization of certain intangible losses, and a loss on the exchange transaction.

ASI has exposure to catastrophe losses in the states in which it writes business. To help mitigate these risks, ASI purchases reinsurance from unaffiliated reinsurance companies (most of which are “A” rated by A.M. Best) and from a reinsurance company established as part of a catastrophe bond transaction. In addition, ASI purchases state-mandated hurricane reinsurance in Florida. ASI cedes approximately 15% of the direct premiums written by it under these catastrophe reinsurance programs and about 15% through its other reinsurance programs, including 8% of direct premiums written ceded to the National Flood Insurance Program.

During the second quarter 2016, ASI terminated its 10% quota share reinsurance contract. Although this decision does not change the excess reinsurance philosophy used by ASI, given Progressive's capital position, the quota share arrangement was no longer needed to provide capital to help ASI maximize available growth opportunities. Net premiums written increased $70.3 million during the second quarter 2016 as a result of the termination; there was no impact on our results of operations.

F. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. We only had five professional liability policies in force as of June 30, 2016, although we continue to process claims on expired policies.
G. Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include commercial auto insurance procedures/plans (CAIP) and commission-based businesses.

H. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax return. At June 30, 2016 and 2015, and December 31, 2015, we reported net deferred tax liabilities. At June 30, 2016 and 2015, and December 31, 2015, we had net current income taxes payable of $15.0 million, $21.7 million, and $25.1 million, respectively, which were reported as part of “other liabilities."
There were no material changes in our uncertain tax positions during the quarter ended June 30, 2016.

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

Our investment portfolio produced a FTE total return of 1.4% for the three months ended June 30, 2016, compared to (0.1)% for the same period in 2015. Our fixed-income and common stock portfolios had FTE total returns of 1.3% and 2.3%, respectively, for the three months ended June 30, 2016, and (0.1)% and 0%, for the same period in 2015. The higher fixed-income returns in the second quarter of 2016, as compared to the second quarter of 2015, reflect a general decline in interest rates and narrowing of credit spreads (additional yield on non-treasury bonds relative to comparable treasury securities similar in maturity), which resulted in increased valuations. The higher common stock return for the second quarter of 2016, compared to the second quarter of 2015, reflected a higher overall equity market return during the quarter.

The following summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2016	2015	2016	2015
Pretax recurring investment book yield (annualized)	2.3%	2.4%	2.3%	2.4%
Weighted average FTE book yield (annualized)	2.5%	2.7%	2.6%	2.7%
FTE total return:
Fixed-income securities	1.3%	(0.1)%	2.5%	0.9%
Common stocks	2.3%	0%	4.1%	1.7%
Total portfolio	1.4%	(0.1)%	2.7%	1.0%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2016	2015	2016	2015
Fixed-income securities:
U.S. Treasury Notes	0.4%	0.8%	0.6%	0.8%
Municipal bonds	1.7%	(0.1)%	3.5%	1.1%
Corporate bonds	1.8%	(0.6)%	4.6%	1.5%
Commercial mortgage-backed securities	2.1%	(0.6)%	3.8%	1.1%
Collateralized mortgage obligations	1.0%	0.4%	1.3%	1.0%
Asset-backed securities	1.1%	0.3%	1.4%	0.7%
Agency residential pass-through obligations	1.1%	(0.9)%	3.0%	(0.9)%
Agency debt	(0.7)%	0.1%	0%	0.1%
Preferred stocks	3.9%	0%	4.1%	2.2%
Common stock portfolios:
Indexed	2.4%	0.2%	3.8%	2.1%
Actively managed	0.9%	(1.0)%	9.8%	(0.5)%

B. Portfolio Allocation
The composition of the investment portfolio at June 30, 2016 and 2015, and December 31, 2015 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2016
Fixed maturities	$13,589.5	60.7%	2.3	A
Nonredeemable preferred stocks	858.5	3.8	3.0	BBB-
Short-term investments	5,166.4	23.1	<0.1	AA+
Total fixed-income securities	19,614.4	87.6	1.8	A+
Common equities	2,765.4	12.4	na	na
Total portfolio[2,3]	$22,379.8	100.0%	1.8	A+
June 30, 2015
Fixed maturities	$15,589.0	75.7%	2.0	A+
Nonredeemable preferred stocks	772.3	3.8	2.5	BB+
Short-term investments	1,669.3	8.1	<0.1	AA
Total fixed-income securities	18,030.6	87.6	1.9	A+
Common equities	2,546.8	12.4	na	na
Total portfolio[2,3]	$20,577.4	100.0%	1.9	A+
December 31, 2015
Fixed maturities	$15,332.2	73.2%	2.1	A+
Nonredeemable preferred stocks	782.6	3.7	2.6	BBB-
Short-term investments	2,172.0	10.4	<0.1	A+
Total fixed-income securities	18,286.8	87.3	1.9	A+
Common equities	2,650.5	12.7	na	na
Total portfolio[2,3]	$20,937.3	100.0%	1.9	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at June 30, 2016 and 2015, $246.9 million and $159.7 million, respectively, were included in "other liabilities" and $23.1 million was in "other assets" at December 31, 2015.
3The total fair value of the portfolio at June 30, 2016 and 2015, and December 31, 2015 included $0.6 billion, $0.7 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

During the first six months of 2016, we increased our short-term holdings and decreased our U.S. Treasury portfolio. There were two primary factors that contributed to this shift in portfolio allocation. First, at the close of 2015, we held a large position in U.S. Treasuries that matured in the first quarter of 2016. We reinvested these maturities in short-term securities. Second, as interest rates declined during the first quarter, we reduced our portfolio duration by roughly 0.1 years by selling some longer-dated U.S. Treasuries and investing the proceeds in our short-term portfolio.

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

The following table shows the composition of our Group I and Group II securities at June 30, 2016 and 2015, and December 31, 2015:

($ in millions)	Fair Value	% of Total Portfolio
June 30, 2016
Group I securities:
Non-investment-grade fixed maturities	$510.6	2.3%
Redeemable preferred stocks[1]	154.4	0.7
Nonredeemable preferred stocks	858.5	3.8
Common equities	2,765.4	12.4
Total Group I securities	4,288.9	19.2
Group II securities:
Other fixed maturities[2]	12,924.5	57.7
Short-term investments	5,166.4	23.1
Total Group II securities	18,090.9	80.8
Total portfolio	$22,379.8	100.0%
June 30, 2015
Group I securities:
Non-investment-grade fixed maturities	$676.8	3.3%
Redeemable preferred stocks[1]	172.8	0.8
Nonredeemable preferred stocks	772.3	3.8
Common equities	2,546.8	12.4
Total Group I securities	4,168.7	20.3
Group II securities:
Other fixed maturities[2]	14,739.4	71.6
Short-term investments	1,669.3	8.1
Total Group II securities	16,408.7	79.7
Total portfolio	$20,577.4	100.0%
December 31, 2015
Group I securities:
Non-investment-grade fixed maturities	$611.7	2.9%
Redeemable preferred stocks[1]	155.1	0.7
Nonredeemable preferred stocks	782.6	3.7
Common equities	2,650.5	12.7
Total Group I securities	4,199.9	20.0
Group II securities:
Other fixed maturities[2]	14,565.4	69.6
Short-term investments	2,172.0	10.4
Total Group II securities	16,737.4	80.0
Total portfolio	$20,937.3	100.0%
 1Includes non-investment-grade redeemable preferred stocks of $72.7 million, $73.9 million, and $75.9 million at June 30, 2016 and 2015, and December 31, 2015, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $81.7 million, $98.9 million, and $79.2 million at June 30, 2016 and 2015, and December 31, 2015, respectively.
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

Unrealized Gains and Losses
As of June 30, 2016, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,496.3 million, compared to $1,401.9 million and $1,247.8 million at June 30, 2015 and December 31, 2015, respectively.
The net unrealized gains in our fixed-income portfolio increased $82.7 million and $197.9 million since June 30, 2015 and December 31, 2015, respectively. The changes in both periods were the result of valuation increases in most fixed-income sectors as interest rates and credit spreads declined, partially offset by sales of securities with net realized gains in our U.S. Treasury, municipal, corporate, and nonredeemable preferred stock portfolios. The contributions by individual sectors to the fixed-income portfolio change in net unrealized gains are discussed below. The net unrealized gains in our common stock portfolio increased $11.7 million and $50.6 million since June 30, 2015 and December 31, 2015, respectively, reflecting changes in the broad equity market over these periods, adjusting for net gains recognized on security sales.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.
Other-Than-Temporary Impairment (OTTI)
Net realized gains (losses) may include write-downs of securities determined to have had other-than-temporary declines in fair value. We routinely monitor our portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to: (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level), or (iii) credit-related losses, where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security.
Fixed-income securities and common equities with declines attributable to issuer-specific fundamentals are reviewed to identify available evidence, circumstances, and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for recovery does not satisfy the criteria set forth in the current accounting guidance.
For fixed-income investments with unrealized losses due to market- or sector-related declines, the losses are not deemed to qualify as other-than-temporary if we do not have the intent to sell the investments, and it is more likely that we will not be required to sell the investments prior to the periods of time that we anticipate to be necessary for the investments to recover their cost bases. In general, our policy for common equity securities with market- or sector-related declines is to recognize impairment losses on individual securities with losses we cannot reasonably conclude will recover in the near term under historical conditions when: (i) we are able to objectively determine that the loss is other-than-temporary, or (ii) the security has been in such a loss position for three consecutive quarters.
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

The write-down activity recorded in the comprehensive income statement was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2016
Common equities	$0.2	$0	$0.2	$0.2	$0	$0.2
Total portfolio	$0.2	$0	$0.2	$0.2	$0	$0.2
2015
Common equities	$1.7	$0	$1.7	$9.6	$(0.2)	$9.4
Total portfolio	$1.7	$0	$1.7	$9.6	$(0.2)	$9.4
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2016, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$751.5	$3.5	$0	$0	$0	$0
Unrealized loss for 12 months or greater	2,318.1	93.9	39.6	17.7	0	0
Total	$3,069.6	$97.4	$39.6	$17.7	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$100.7	$8.1	$3.4	$1.5	$0	$0
Unrealized loss for 12 months or greater	6.3	0.2	0	0	0	0
Total	$107.0	$8.3	$3.4	$1.5	$0	$0
We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We do not intend to sell these securities. We also determined that it is more likely that we will not be required to sell these securities, for the periods of time necessary to recover the respective cost bases of these securities, and that there are no additional credit-related impairments on our debt securities.
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	June 30, 2016		June 30, 2015		December 31, 2015
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$17,524.2	93.4%	$15,532.0	90.0%	$16,136.0	92.2%
Long term	138.8	0.7	160.4	0.9	109.3	0.6
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	1,082.6	5.8	1,525.9	8.9	1,246.3	7.1
Long term	10.3	0.1	40.0	0.2	12.6	0.1
Total	$18,755.9	100.0%	$17,258.3	100.0%	$17,504.2	100.0%
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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $583.3 million, $750.7 million, and $687.6 million at June 30, 2016 and 2015, and December 31, 2015, respectively.
A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio's duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 1.8 years at June 30, 2016, compared to 1.9 years at both June 30, 2015 at December 31, 2015, reflecting our preference for shorter duration positioning during times of low interest rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2016	June 30, 2015	December 31, 2015
1 year	28.3%	31.7%	28.4%
2 years	14.5	14.9	15.6
3 years	22.0	15.2	18.1
5 years	26.3	27.9	27.7
10 years	9.1	9.5	10.4
20 years	(0.4)	0.7	0.1
30 years	0.2	0.1	(0.3)
Total fixed-income portfolio	100.0%	100.0%	100.0%

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

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2016	June 30, 2015	December 31, 2015
AAA	40.3%	40.3%	37.2%
AA	16.8	15.9	14.2
A	13.6	13.0	15.3
BBB	22.1	20.1	24.7
Non-investment grade/non-rated[1]	7.2	10.7	8.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 4.6% of the total fixed-income portfolio at June 30, 2016, compared to 6.2% at June 30, 2015 and 3.8% at December 31, 2015.

The changes in credit quality profile from June 30, 2015 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At June 30, 2016, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first six months of 2016, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $1.4 billion, or 10%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2016. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at June 30, 2016:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$457.5	0.3
Two to five years	529.3	4.5
Five to ten years	309.2	6.7
Total U.S. Treasury Notes	1,296.0	3.5
Interest Rate Swaps
Five to ten years ($565 notional value)	0	(6.8)
Total U.S. government obligations	$1,296.0	0.5
The interest rate swap positions show a fair value of zero as they are in an overall liability position of $27.9 million, which is fully collateralized by cash payments to the counterparty. The positions are reported in the “other liabilities” section of the consolidated balance sheets. As of June 30, 2016, we had no treasury futures. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon on the interest rate swaps). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio.
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$672.3	$(3.0)	12.2%	0.7	A
Alt-A collateralized mortgage obligations[1]	213.8	(1.3)	3.9	1.2	BBB
Collateralized mortgage obligations	886.1	(4.3)	16.1	0.8	A-
Home equity (sub-prime bonds)	788.8	5.2	14.3	<0.1	BBB-
Residential mortgage-backed securities	1,674.9	0.9	30.4	0.4	BBB+
Agency residential pass-through obligations	46.9	0.5	0.8	3.0	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,051.5	30.7	37.3	3.5	A
Commercial mortgage-backed securities: interest only	158.9	2.4	2.9	2.6	AAA-
Commercial mortgage-backed securities	2,210.4	33.1	40.2	3.5	A
Other asset-backed securities:
Automobile	831.3	2.1	15.1	1.0	AAA-
Credit card	86.0	0	1.6	0.4	AAA
Other[2]	654.3	1.4	11.9	0.9	AA
Other asset-backed securities	1,571.6	3.5	28.6	0.9	AAA-
Total asset-backed securities	$5,503.8	$38.0	100.0%	1.8	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$625.3	$(1.4)	9.5%	1.1	A
Alt-A collateralized mortgage obligations[1]	306.6	1.4	4.6	1.2	BBB
Collateralized mortgage obligations	931.9	0	14.1	1.1	A-
Home equity (sub-prime bonds)	960.6	13.5	14.5	<0.1	BB+
Residential mortgage-backed securities	1,892.5	13.5	28.6	0.5	BBB
Agency residential pass-through obligations	114.3	(1.7)	1.7	5.5	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,362.9	7.1	35.8	3.0	AA-
Commercial mortgage-backed securities: interest only	197.2	4.7	3.0	2.8	AAA-
Commercial mortgage-backed securities	2,560.1	11.8	38.8	3.0	AA-
Other asset-backed securities:
Automobile	1,001.9	0.9	15.1	1.1	AAA-
Credit card	301.9	0.1	4.6	0.4	AAA
Other[2]	737.7	1.9	11.2	0.8	AA+
Other asset-backed securities	2,041.5	2.9	30.9	0.9	AAA-
Total asset-backed securities	$6,608.4	$26.5	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$583.2	$(3.1)	9.4%	0.9	A-
Alt-A collateralized mortgage obligations[1]	269.2	0.2	4.3	1.2	BBB
Collateralized mortgage obligations	852.4	(2.9)	13.7	1.0	A-
Home equity (sub-prime bonds)	874.3	4.4	14.0	<0.1	BBB-
Residential mortgage-backed securities	1,726.7	1.5	27.7	0.4	BBB
Agency residential pass-through obligations	89.3	(1.0)	1.4	4.8	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,476.7	(13.8)	39.7	3.4	A+
Commercial mortgage-backed securities: interest only	176.5	1.3	2.9	2.6	AAA-
Commercial mortgage-backed securities	2,653.2	(12.5)	42.6	3.3	A+
Other asset-backed securities:
Automobile	925.4	(2.2)	14.8	1.0	AAA-
Credit card	140.0	(0.2)	2.2	0.5	AAA
Other[2]	702.5	(1.3)	11.3	0.7	AA+
Other asset-backed securities	1,767.9	(3.7)	28.3	0.8	AAA-
Total asset-backed securities	$6,237.1	$(15.7)	100.0%	1.8	A+
1Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
2Includes equipment leases, manufactured housing, and other types of structured debt.

The decrease in asset-backed securities since December 31, 2015 is primarily the result of sales in our commercial mortgage-backed and other asset-backed sectors due to tighter spreads in higher-rated securities. The decrease in our residential mortgage-backed sector was due to sales and amortization of principle, which was slightly offset by purchases of prime collateralized mortgage obligations.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at June 30, 2016, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at June 30, 2016)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$174.2	$32.6	$89.3	$296.1	33.4%
AA	40.4	38.9	1.2	80.5	9.1
A	77.1	22.2	25.9	125.2	14.1
BBB	39.4	38.1	147.4	224.9	25.4
Non-investment grade	77.4	82.0	0	159.4	18.0
Total	$408.5	$213.8	$263.8	$886.1	100.0%
Increase (decrease) in value	(1.0)%	(0.6)%	0.8%	(0.3)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMOs, $125.1 million of our non-investment grade securities are rated investment-grade and classified as Group II and $34.3 million, or 3.9% of our total CMOs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

The majority of our CMO portfolio is composed of non-GSE/FHA/VA mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. We own the senior classes, which provide extra credit support to our position. Most of the additions to our CMO portfolio during the year were in securities backed by prime mortgages.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at June 30, 2016, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at June 30, 2016)
($ in millions) Rating[1]	Total	% of Total
AAA	$38.1	4.8%
AA	6.2	0.8
A	269.3	34.1
BBB	115.8	14.7
Non-investment grade	359.4	45.6
Total	$788.8	100.0%
Increase (decrease) in value	0.7%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our home-equity securities, $296.4 million of our non-investment grade securities are rated investment-grade and classified as Group II and $63.0 million, or 8.0% of our total home-equity securities, are not rated by the NAIC and are classified as Group I.

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

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at June 30, 2016)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$222.1	$23.9	$14.3	$10.9	$19.6	$290.8	13.2%
Single-borrower	292.3	227.1	350.5	822.2	68.6	1,760.7	79.6
Total CMBS bonds	514.4	251.0	364.8	833.1	88.2	2,051.5	92.8
IO	157.2	0	0	0	1.7	158.9	7.2
Total fair value	$671.6	$251.0	$364.8	$833.1	$89.9	$2,210.4	100.0%
% of Total fair value	30.4%	11.3%	16.5%	37.7%	4.1%	100.0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, all of our CMBS bonds are rated investment grade and classified as Group II.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we reduced our CMBS bond portfolio by $232.3 million through security sales, principal payments, and maturities which slightly increased our allocation of single-borrower CMBS from 79.5% to 79.6% and reduced our allocation of multi-borrower CMBS from 13.6% to 13.2%. Duration increased from 3.1 to 3.5 years during the quarter. The average credit quality was A at June 30, 2016 and March 31, 2016.

With the exception of $154.3 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at June 30, 2016 and 2015, and December 31, 2015, were $2,617.6 million, $3,192.3 million, and $2,721.4 million, respectively, of state and local government obligations. These securities had a duration of 3.0 years at June 30, 2016, compared to 3.5 years at June 30, 2015 and 3.2 years at December 31, 2015, respectively; the overall credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had a net unrealized gain of $72.1 million at June 30, 2016, compared to $15.1 million and $43.8 million at June 30, 2015 and December 31, 2015, respectively.

The following table details the credit quality rating of our municipal securities at June 30, 2016, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2016)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$371.2	$556.9	$928.1
AA	457.5	856.4	1,313.9
A	1.8	358.4	360.2
BBB	5.8	9.6	15.4
Total	$836.3	$1,781.3	$2,617.6

Included in revenue bonds were $797.4 million of single family housing revenue bonds issued by state housing finance agencies, of which $529.5 million were supported by individual mortgages held by the state housing finance agencies and $267.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 20% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 80% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the overall credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

The decrease in municipal securities since December 31, 2015 was due to sales activity, as municipal valuations rose, allowing us to capture realized gains and deploy capital to other sectors.
CORPORATE SECURITIES
Included in our fixed-income securities at June 30, 2016 and 2015, and December 31, 2015, were $3,911.0 million, $3,434.8 million, and $3,691.6 million, respectively, of corporate securities. These securities had a duration of 3.5 years at both June 30, 2016 and December 31, 2015, compared to 3.6 years at June 30, 2015 and an overall credit quality rating of BBB at June 30, 2016, December 31, 2015, and June 30, 2015. These securities had net unrealized gains of $76.5 million and $0.7 million at June 30, 2016 and 2015, respectively, and net unrealized losses of $21.7 million at December 31, 2015.

We increased our allocation to corporate securities throughout the second quarter due to attractive valuations. The combination of many large acquisition related financings in the investment-grade market, along with an increase in overall market volatility, gave us the opportunity to add securities with a strong risk/return profile.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at June 30, 2016)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0.2	$0.8	$355.4	$1,023.5	$140.6	$1,520.5
Industrial	0	0	84.9	698.0	83.3	866.2
Communications	0	0	35.0	280.6	39.7	355.3
Financial Services	51.4	31.8	250.3	293.2	148.0	774.7
Agency	0.5	1.0	0	0	0	1.5
Technology	0	11.9	27.1	61.8	0	100.8
Basic Materials	0	0	0	49.5	0	49.5
Energy	0	69.5	106.5	66.5	0	242.5
Total	$52.1	$115.0	$859.2	$2,473.1	$411.6	$3,911.0
At June 30, 2016, we held $761.8 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries, primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at June 30, 2016.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2016, we held $236.1 million in redeemable preferred stocks and $858.5 million in nonredeemable preferred stocks, compared to $271.7 million and $772.3 million, respectively, at June 30, 2015, and $234.3 million and $782.6 million at December 31, 2015.
Our preferred stock portfolio had net unrealized gains of $82.8 million, $150.6 million, and $81.4 million, at June 30, 2016 and 2015, and December 31, 2015, respectively.

Our preferred stock securities had strong returns in the second quarter 2016. After falling in the first quarter of the year, most preferred prices had rebounded by June 30, 2016. Despite their higher volatility, we continue to view preferred stocks as an attractive sector.  We added to our portfolio early in the quarter, but sold some later as prices rebounded. This activity resulted in a small net addition during the second quarter 2016.

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

Our preferred stock portfolio had a duration of 1.9 years at June 30, 2016, compared to 2.1 years at both June 30, 2015 and December 31, 2015. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- at both June 30, 2016 and December 31, 2015, compared to BB+ at June 30, 2015. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at June 30, 2016)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$73.2	$377.3	$241.3	$691.8
Foreign banks	0	23.5	42.3	65.8
Insurance holdings	0	39.7	43.2	82.9
Other financial institutions	49.0	35.8	26.4	111.2
Total financial services	122.2	476.3	353.2	951.7
Industrials	0	55.1	34.0	89.1
Utilities	0	53.8	0	53.8
Total	$122.2	$585.2	$387.2	$1,094.6
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2016, all of our preferred securities continued to pay their dividends in full and on time. Approximately 71% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
We held $65.8 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in the U.K. and other European countries. We had no direct exposure to southern European-domiciled companies at June 30, 2016.
In July 2016, we elected to participate in a newly announced cash tender offer for one of our redeemable preferred stocks and recorded a realized loss of $6.0 million during the month.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2016		June 30, 2015		December 31, 2015
Indexed common stocks	$2,631.3	95.1%	$2,249.0	88.3%	$2,532.3	95.5%
Managed common stocks	133.8	4.8	297.5	11.6	117.9	4.4
Total common stocks	2,765.1	99.9	2,546.5	99.9	2,650.2	99.9
Other risk investments	0.3	0.1	0.3	0.1	0.3	0.1
Total common equities	$2,765.4	100.0%	$2,546.8	100.0%	$2,650.5	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 858 out of 999, or 86%, of the common stocks comprising the Russell 1000 Index at June 30, 2016, which made up 94% of the total market capitalization of the index.
The actively managed common stock portfolio is currently managed by one external investment manager. At June 30, 2016, the fair value of the actively managed portfolio was $133.8 million, compared to a cost basis of $109.1 million.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments
We use interest rate swaps and treasury futures to manage the fixed-income portfolio. We had $565 million notional value swaps open at June 30, 2016, compared to $750 million notional value at both June 30, 2015 and December 31, 2015. We closed one interest rate swap position during the first quarter 2016.  For the second quarter 2016 and 2015, we recorded net realized losses of $10.9 million and net realized gains of $15.5 million, respectively, on the open positions. During the second quarter 2016, we did not enter into any treasury future contracts, compared to a net gain of $1.8 million on the open and closed treasury futures during the second quarter 2015.

During July 2016, we closed $250 million of our interest rate swap positions resulting in a $0.3 million net realized gain for the month. We have $315 million notional value swaps open at July 31, 2016. In addition, we entered into U.S. treasury futures by selling contracts to manage duration.

We repurchased a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during the second quarter 2016, and we reclassified $0.1 million of unrealized gains on forecasted transactions to net realized gains on securities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.8 years and 1.9 years at June 30, 2016 and December 31, 2015, respectively. The weighted average beta of the equity portfolio was 1.00 at June 30, 2016, compared to 0.99 at December 31, 2015. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
During the second quarter 2015, Progressive acquired a controlling interest in ARX Holding Corp. ARX represented about 4% of our consolidated revenues and about 3% of pre-tax income for the first half of 2016 and accounted for about 6% of total assets as of June 30, 2016. As of June 30, 2016, we have fully incorporated ARX and its subsidiaries into our evaluation of internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2016 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	4,020	$35.22	64,619,542	10,380,458
May	473,289	33.15	65,092,831	9,907,169
June	804,545	32.21	65,897,376	9,102,624
Total	1,281,854	$32.57
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2016, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.

Item 5. Other Information.
I. GRANTS OF PLAN-BASED EQUITY AWARDS

On July 1, 2016, as reported in a Form 8-K filed July 6, 2016, S. Patricia Griffith, our Chief Executive Officer, received additional restricted stock unit (“RSU”) awards valued at $3.15 million (covering 94,767 RSUs) in the aggregate under the company’s 2015 Equity Incentive Plan. These RSUs were split among three types of awards, as described below:

•
31,589 time-based RSUs, which are scheduled to vest in equal installments on January 1 of 2019, 2020 and 2021, subject to earlier vesting (including upon satisfying the requirements for a qualified retirement) and forfeiture;

•	52,648 performance-based RSUs measuring the company’s growth in personal passenger auto and commercial auto versus industry growth during 2016-2018; and

•	10,530 performance-based RSUs measuring the results of the company’s fixed income portfolio versus peer companies during 2016-2018.

The other terms of these awards are consistent with the terms of the annual equity awards granted to the company’s named executive officers during 2015. See the company’s proxy statement dated March 25, 2016 for additional information regarding the terms of these awards.

II. OTHER
The letter to shareholders with respect to our second quarter 2016 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 71.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 3, 2016	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended May 16, 2016) Filed herewith	Filed herewith

10	10.1	Second Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, S. Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, S. Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Glenn M. Renwick, Executive Chairman of the Board of Directors (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith