Form 10-Q
period 2016-09-30
PROGRESSIVE CORP/OH/
filed 2016-11-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Common Shares, $1.00 par value: 580,781,045 outstanding at September 30, 2016

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2016	2015	% Change	2016	2015	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$5,723.4	$5,070.6	13	$16,602.6	$14,732.7	13
Investment income	119.3	117.5	2	352.7	335.9	5
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(61.6)	(13.6)	353	(61.8)	(23.2)	166
Net realized gains (losses) on securities	40.9	(2.2)	NM	90.8	116.4	(22)
Total net realized gains (losses) on securities	(20.7)	(15.8)	31	29.0	93.2	(69)
Fees and other revenues	86.8	79.3	9	248.2	227.9	9
Service revenues	26.2	23.1	13	77.7	63.6	22
Gains (losses) on extinguishment of debt	0	(0.9)	(100)	1.6	(0.9)	(278)
Total revenues	5,935.0	5,273.8	13	17,311.8	15,452.4	12
Expenses
Losses and loss adjustment expenses	4,398.2	3,654.3	20	12,554.6	10,640.1	18
Policy acquisition costs	475.4	423.2	12	1,374.6	1,219.9	13
Other underwriting expenses	739.6	707.5	5	2,262.2	2,020.3	12
Investment expenses	4.8	4.9	(2)	14.9	15.9	(6)
Service expenses	23.2	20.4	14	68.5	56.8	21
Interest expense	35.3	34.5	2	103.8	101.9	2
Total expenses	5,676.5	4,844.8	17	16,378.6	14,054.9	17
Net Income
Income before income taxes	258.5	429.0	(40)	933.2	1,397.5	(33)
Provision for income taxes	53.0	142.5	(63)	274.1	446.9	(39)
Net income	205.5	286.5	(28)	659.1	950.6	(31)
Net income (loss) attributable to noncontrolling interest (NCI), net of tax	6.8	8.2	(17)	11.3	13.4	(16)
Net income attributable to Progressive	$198.7	$278.3	(29)	$647.8	$937.2	(31)
Other Comprehensive Income (Loss), Net of Tax
Changes in:
Total net unrealized gains (losses) on securities	$87.1	$(130.1)	(167)	$248.2	$(244.5)	(202)
Net unrealized losses on forecasted transactions	(0.3)	(0.4)	(25)	(0.9)	(9.4)	(90)
Foreign currency translation adjustment	0.3	(0.7)	(143)	0.7	(1.2)	(158)
Other comprehensive income (loss)	87.1	(131.2)	(166)	248.0	(255.1)	(197)
Other comprehensive (income) loss attributable to NCI	1.2	(1.6)	(175)	(2.3)	1.2	(292)
Comprehensive income attributable to Progressive	$287.0	$145.5	97	$893.5	$683.3	31
Computation of Per Share Earnings Attributable to Progressive
Average shares outstanding - Basic	581.5	585.2	(1)	582.4	586.1	(1)
Net effect of dilutive stock-based compensation	3.1	3.9	(21)	3.2	3.7	(14)
Total equivalent shares - Diluted	584.6	589.1	(1)	585.6	589.8	(1)
Basic: Earnings per share	$0.34	$0.48	(28)	$1.11	$1.60	(30)
Diluted: Earnings per share	$0.34	$0.47	(28)	$1.11	$1.59	(30)
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1Progressive maintains an annual dividend program. See Note 8 - Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31, 2015
(millions)	2016	2015
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $13,708.0, $15,539.6, and $15,347.9)	$13,916.9	$15,622.1	$15,332.2
Equity securities:
Nonredeemable preferred stocks (cost: $726.6, $652.4, and $674.2)	860.1	775.6	782.6
Common equities (cost: $1,576.1, $1,487.0, and $1,494.3)	2,868.0	2,483.9	2,650.5
Short-term investments (amortized cost: $5,876.2, $2,132.0, and $2,172.0)	5,876.2	2,132.0	2,172.0
Total investments	23,521.2	21,013.6	20,937.3
Cash	143.4	194.5	224.1
Restricted cash	22.3	0	0.3
Accrued investment income	97.3	103.6	102.2
Premiums receivable, net of allowance for doubtful accounts of $176.8, $153.3, and $164.8	4,743.6	4,139.8	3,987.7
Reinsurance recoverables, including $67.5, $46.1, and $46.1 on paid losses and loss adjustment expenses	1,901.7	1,415.0	1,488.8
Prepaid reinsurance premiums	174.4	221.7	199.3
Deferred acquisition costs	675.4	590.8	564.1
Property and equipment, net of accumulated depreciation of $830.1, $758.8, and $778.3	1,115.0	1,024.1	1,037.2
Goodwill	449.4	446.4	447.6
Intangible assets, net of accumulated amortization of $94.0, $31.8, and $47.4	448.3	510.5	494.9
Other assets	328.8	275.0	335.8
Total assets	$33,620.8	$29,935.0	$29,819.3
Liabilities
Unearned premiums	$7,792.4	$6,971.9	$6,621.8
Loss and loss adjustment expense reserves	11,228.2	9,827.2	10,039.0
Net deferred income taxes	156.9	85.7	109.3
Dividends payable	0	0	519.2
Accounts payable, accrued expenses, and other liabilities	2,722.2	2,431.0	2,067.8
Debt[1]	3,153.9	2,714.3	2,707.9
Total liabilities	25,053.6	22,030.1	22,065.0
Redeemable noncontrolling interest (NCI)[2]	472.5	442.9	464.9
Shareholders' Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5, 797.6, and 797.6 including treasury shares of 216.7, 213.0, and 214.0)	580.8	584.6	583.6
Paid-in capital	1,284.7	1,197.3	1,218.8
Retained earnings	5,183.1	4,910.9	4,686.6
Accumulated other comprehensive income, net of tax:
Net unrealized gains (losses) on securities	1,057.2	777.4	809.0
Net unrealized losses on forecasted transactions	(9.1)	(7.9)	(8.2)
Foreign currency translation adjustment	(0.8)	(1.5)	(1.5)
Accumulated other comprehensive (income) loss attributable to noncontrolling interest	(1.2)	1.2	1.1
Total accumulated other comprehensive income	1,046.1	769.2	800.4
Total shareholders’ equity	8,094.7	7,462.0	7,289.4
Total liabilities, redeemable NCI, and shareholders’ equity	$33,620.8	$29,935.0	$29,819.3
1Consists of both short-term and long-term debt. See Note 4 - Debt for further discussion.
2See Note 11 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Nine months ended September 30,
(millions — except per share amounts)	2016	2015
Common Shares, $1.00 Par Value
Balance, Beginning of period	$583.6	$587.8
Treasury shares purchased	(5.2)	(6.3)
Net restricted equity awards issued/vested/(forfeited)	2.4	3.1
Balance, End of period	$580.8	$584.6
Paid-In Capital
Balance, Beginning of period	$1,218.8	$1,184.3
Tax benefit from vesting of equity-based compensation	8.0	15.0
Treasury shares purchased	(11.4)	(12.9)
Net restricted equity awards (issued)/(vested)/forfeited	(2.4)	(3.1)
Amortization of equity-based compensation	64.6	45.9
Reinvested dividends on restricted stock units	1.1	(0.1)
Adjustment to carrying amount of redeemable noncontrolling interest	6.0	(31.8)
Balance, End of period	$1,284.7	$1,197.3
Retained Earnings
Balance, Beginning of period	$4,686.6	$4,133.4
Net income attributable to Progressive	647.8	937.2
Treasury shares purchased	(147.0)	(155.7)
Cash dividends declared on common shares	0.2	0
Reinvested dividends on restricted stock units	(1.1)	0.1
Other, net	(3.4)	(4.1)
Balance, End of period	$5,183.1	$4,910.9
Accumulated Other Comprehensive Income, Net of Tax
Balance, Beginning of period	$800.4	$1,023.1
Attributable to noncontrolling interest	(2.3)	1.2
Other comprehensive income	248.0	(255.1)
Balance, End of period	$1,046.1	$769.2
Total Shareholders’ Equity	$8,094.7	$7,462.0
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Nine months ended September 30,	2016	2015
Cash Flows From Operating Activities
Net income	$659.1	$950.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94.6	76.1
Amortization of intangible assets	46.6	31.2
Amortization of fixed-income securities	57.1	71.2
Amortization of equity-based compensation	64.6	45.9
Net realized (gains) losses on securities	(29.0)	(93.2)
Net (gains) losses on disposition of property and equipment	4.1	0.5
(Gains) losses on extinguishment of debt	(1.6)	0.9
Net loss on exchange transaction	4.5	0
Changes in:
Premiums receivable	(752.8)	(573.2)
Reinsurance recoverables	(405.1)	(128.8)
Prepaid reinsurance premiums	44.9	10.1
Deferred acquisition costs	(128.0)	(69.0)
Income taxes	(121.2)	(92.1)
Unearned premiums	1,154.6	982.7
Loss and loss adjustment expense reserves	1,183.2	705.8
Accounts payable, accrued expenses, and other liabilities	464.8	218.7
Restricted cash	(22.0)	0
Other, net	(58.8)	23.0
Net cash provided by operating activities	2,259.6	2,160.4
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(7,364.6)	(7,106.7)
Equity securities	(367.1)	(461.3)
Sales:
Fixed maturities	4,746.1	3,639.8
Equity securities	278.2	251.8
Maturities, paydowns, calls, and other:
Fixed maturities	4,189.0	2,469.4
Equity securities	0	12.0
Net sales (purchases) of short-term investments	(3,665.2)	60.4
Net unsettled security transactions	208.4	118.6
Sales of property and equipment	4.5	8.7
Purchases of property and equipment	(162.1)	(86.6)
Net cash acquired in exchange transaction	8.5	0
Acquisition of ARX Holding Corp., net of cash acquired	0	(752.7)
Acquisition of additional shares of ARX Holding Corp.	0	(12.6)
Net cash used in investing activities	(2,124.3)	(1,859.2)
Cash Flows From Financing Activities
Tax benefit from vesting of equity-based compensation	8.0	15.0
Net proceeds from debt issuance	495.6	382.0
Payments of debt	(19.2)	(13.6)
Reacquisition of debt	(18.2)	(19.3)
Dividends paid to shareholders	(519.0)	(403.6)
Acquisition of treasury shares	(163.6)	(174.9)
Net cash used in financing activities	(216.4)	(214.4)
Effect of exchange rate changes on cash	0.4	(0.7)
Increase (decrease) in cash	(80.7)	86.1
Cash, January 1	224.1	108.4
Cash, September 30	$143.4	$194.5
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates, in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 69.2% of the outstanding capital stock of ARX at September 30, 2016 and December 31, 2015, and 69.1% at September 30, 2015. All intercompany accounts and transactions are eliminated in consolidation.
During the second quarter 2016, ARX entered into an exchange transaction with a third party pursuant to which ARX acquired 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes residential property insurance and disposed of 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes commercial property insurance. The book values of the entities that were acquired and disposed of were relatively equal at the time of the exchange.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2016, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Annual Report to Shareholders").
Included in other assets on the consolidated balance sheets are properties that are considered "held for sale." The fair value of these properties, less the estimated cost to sell them, was $8.7 million at September 30, 2016 and 2015, and December 31, 2015.

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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2016
Fixed maturities:
U.S. government obligations	$726.0	$8.9	$(0.3)	$0	$734.6	3.1%
State and local government obligations	2,508.9	58.7	(1.6)	0	2,566.0	10.9
Foreign government obligations	25.4	0	0	0	25.4	0.1
Corporate debt securities	4,327.5	76.9	(1.8)	0.7	4,403.3	18.7
Residential mortgage-backed securities	1,582.6	25.3	(15.5)	1.8	1,594.2	6.8
Agency residential pass-through obligations	43.6	0.5	0	0	44.1	0.2
Commercial mortgage-backed securities	2,249.4	35.1	(6.1)	0	2,278.4	9.7
Other asset-backed securities	2,037.5	7.9	(0.3)	0.3	2,045.4	8.7
Redeemable preferred stocks	207.1	19.6	(1.2)	0	225.5	1.0
Total fixed maturities	13,708.0	232.9	(26.8)	2.8	13,916.9	59.2
Equity securities:
Nonredeemable preferred stocks	726.6	146.2	(13.9)	1.2	860.1	3.6
Common equities	1,576.1	1,296.3	(4.4)	0	2,868.0	12.2
Short-term investments	5,876.2	0	0	0	5,876.2	25.0
Total portfolio[2,3]	$21,886.9	$1,675.4	$(45.1)	$4.0	$23,521.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
September 30, 2015
Fixed maturities:
U.S. government obligations	$2,028.2	$10.1	$0	$0	$2,038.3	9.7%
State and local government obligations	3,025.0	47.1	(4.2)	0	3,067.9	14.6
Foreign government obligations	19.3	0	0	0	19.3	0.1
Corporate debt securities	3,797.4	23.4	(21.4)	0.1	3,799.5	18.1
Residential mortgage-backed securities	1,801.8	26.2	(18.4)	(0.2)	1,809.4	8.6
Agency residential pass-through obligations	112.2	0.1	(0.4)	0	111.9	0.5
Commercial mortgage-backed securities	2,641.4	31.1	(9.3)	0.4	2,663.6	12.7
Other asset-backed securities	1,859.3	4.1	(1.5)	0.5	1,862.4	8.9
Redeemable preferred stocks	255.0	17.6	(22.8)	0	249.8	1.2
Total fixed maturities	15,539.6	159.7	(78.0)	0.8	15,622.1	74.4
Equity securities:
Nonredeemable preferred stocks	652.4	138.3	(14.8)	(0.3)	775.6	3.7
Common equities	1,487.0	1,031.9	(35.0)	0	2,483.9	11.8
Short-term investments	2,132.0	0	0	0	2,132.0	10.1
Total portfolio[2,3]	$19,811.0	$1,329.9	$(127.8)	$0.5	$21,013.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)[1]	Fair Value	% of Total Fair Value
December 31, 2015
Fixed maturities:
U.S. government obligations	$2,425.4	$4.4	$(0.6)	$0	$2,429.2	11.6%
State and local government obligations	2,677.6	47.5	(3.7)	0	2,721.4	13.0
Foreign government obligations	18.6	0	0	0	18.6	0.1
Corporate debt securities	3,713.2	11.3	(33.0)	0.1	3,691.6	17.6
Residential mortgage-backed securities	1,726.0	22.1	(20.6)	(0.8)	1,726.7	8.3
Agency residential pass-through obligations	90.3	0.1	(1.1)	0	89.3	0.4
Commercial mortgage-backed securities	2,665.7	16.9	(29.4)	0	2,653.2	12.7
Other asset-backed securities	1,771.1	1.4	(5.1)	0.5	1,767.9	8.4
Redeemable preferred stocks	260.0	17.6	(43.3)	0	234.3	1.1
Total fixed maturities	15,347.9	121.3	(136.8)	(0.2)	15,332.2	73.2
Equity securities:
Nonredeemable preferred stocks	674.2	122.8	(15.7)	1.3	782.6	3.7
Common equities	1,494.3	1,170.4	(14.2)	0	2,650.5	12.7
Short-term investments	2,172.0	0	0	0	2,172.0	10.4
Total portfolio[2,3]	$19,688.4	$1,414.5	$(166.7)	$1.1	$20,937.3	100.0%
1Represents net holding period gains (losses) realized on certain hybrid securities (discussed below).
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2016 and 2015, $185.3 million and $149.9 million, respectively, were included in "other liabilities" and $23.1 million was in "other assets" at December 31, 2015.
3The total fair value of the portfolio at September 30, 2016 and 2015, and December 31, 2015 included $1.0 billion, $1.0 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not enter into any repurchase commitment transactions during the first nine months of 2016 or 2015, and we had no open repurchase commitments at September 30, 2016, September 30, 2015, or December 31, 2015.
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

We had $68.0 million in open reverse repurchase commitments at September 30, 2016; there were no open reverse repurchase commitments at September 30, 2015 or December 31, 2015. For the nine months ended September 30, 2016, our largest outstanding balance of reverse repurchase commitments was $265.0 million, which was open for one day; the average daily balance of reverse repurchase commitments was $122.6 million.

To the extent our repurchase and reverse repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31, 2015
(millions)	2016	2015
Fixed maturities:
Corporate debt securities	$31.2	$89.4	$49.1
Residential mortgage-backed securities	175.3	117.7	144.3
Commercial mortgage-backed securities	0	17.7	17.3
Other asset-backed securities	9.5	11.9	11.3
Total fixed maturities	216.0	236.7	222.0
Equity securities:
Nonredeemable preferred stocks	13.6	54.1	50.7
Total hybrid securities	$229.6	$290.8	$272.7
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $2.1 million as of September 30, 2016, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
The residential mortgage-backed securities accounted for as hybrid securities are obligations of the issuer with payments of principal based on the performance of a reference pool of loans. This embedded derivative results in the securities incorporating the risk of default from both the issuer and the related loan pool.
During 2016, we sold the commercial mortgage-backed securities referred to in the table above. These securities contained fixed interest rate reset features that would have increased the coupons in the event the securities were not fully paid off on the anticipated repayment date. These reset features had the potential to more than double our initial purchase yield for each security.
The other asset-backed security in the table above represents one hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative had the potential to more than double our initial investment yield at acquisition.

The hybrid securities in our nonredeemable preferred stock portfolio are perpetual preferred stocks with fixed-rate coupons that have call features, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2016, was:

(millions)	Cost	Fair Value
Less than one year	$3,251.2	$3,269.8
One to five years	7,471.8	7,552.0
Five to ten years	2,862.2	2,960.3
Ten years or greater	122.8	134.8
Total	$13,708.0	$13,916.9

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of September 30, 2016, we had $40.7 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $4.4 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 95% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write down the securities of that issuer. The remaining 5% of our common stocks were part of a managed equity strategy selected and administered by an external investment advisor. If our review of loss position securities were to indicate there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2016
Fixed maturities:
U.S. government obligations	4	$104.8	$(0.3)	4	$104.8	$(0.3)	0	$0	$0
State and local government obligations	151	512.0	(1.6)	117	409.6	(1.0)	34	102.4	(0.6)
Corporate debt securities	52	598.3	(1.8)	42	541.5	(0.8)	10	56.8	(1.0)
Residential mortgage-backed securities	138	915.8	(15.5)	26	108.8	(0.4)	112	807.0	(15.1)
Agency residential pass-through obligations	15	4.2	0	7	1.9	0	8	2.3	0
Commercial mortgage-backed securities	56	610.6	(6.1)	17	194.7	(1.7)	39	415.9	(4.4)
Other asset-backed securities	43	488.7	(0.3)	16	219.5	(0.1)	27	269.2	(0.2)
Redeemable preferred stocks	2	31.8	(1.2)	0	0	0	2	31.8	(1.2)
Total fixed maturities	461	3,266.2	(26.8)	229	1,580.8	(4.3)	232	1,685.4	(22.5)
Equity securities:
Nonredeemable preferred stocks	7	187.5	(13.9)	1	9.9	(0.2)	6	177.6	(13.7)
Common equities	86	53.4	(4.4)	83	49.5	(4.2)	3	3.9	(0.2)
Total equity securities	93	240.9	(18.3)	84	59.4	(4.4)	9	181.5	(13.9)
Total portfolio	554	$3,507.1	$(45.1)	313	$1,640.2	$(8.7)	241	$1,866.9	$(36.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2015
Fixed maturities:
U.S. government obligations	0	$0	$0	0	$0	$0	0	$0	$0
State and local government obligations	349	637.1	(4.2)	328	551.4	(3.7)	21	85.7	(0.5)
Corporate debt securities	140	1,596.5	(21.4)	125	1,292.1	(15.7)	15	304.4	(5.7)
Residential mortgage-backed securities	141	1,205.9	(18.4)	76	535.8	(4.1)	65	670.1	(14.3)
Agency residential pass-through obligations	54	67.6	(0.4)	54	67.6	(0.4)	0	0	0
Commercial mortgage-backed securities	127	1,100.0	(9.3)	99	813.8	(7.6)	28	286.2	(1.7)
Other asset-backed securities	60	845.5	(1.5)	53	764.0	(0.9)	7	81.5	(0.6)
Redeemable preferred stocks	9	214.8	(22.8)	6	121.8	(7.1)	3	93.0	(15.7)
Total fixed maturities	880	5,667.4	(78.0)	741	4,146.5	(39.5)	139	1,520.9	(38.5)
Equity securities:
Nonredeemable preferred stocks	14	376.9	(14.8)	9	197.6	(2.5)	5	179.3	(12.3)
Common equities	136	211.6	(35.0)	132	209.1	(34.4)	4	2.5	(0.6)
Total equity securities	150	588.5	(49.8)	141	406.7	(36.9)	9	181.8	(12.9)
Total portfolio	1,030	$6,255.9	$(127.8)	882	$4,553.2	$(76.4)	148	$1,702.7	$(51.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2015
Fixed maturities:
U.S. government obligations	22	$897.1	$(0.6)	22	$897.1	$(0.6)	0	$0	$0
State and local government obligations	290	606.7	(3.7)	264	500.7	(2.6)	26	106.0	(1.1)
Corporate debt securities	215	2,580.6	(33.0)	197	2,294.6	(25.2)	18	286.0	(7.8)
Residential mortgage-backed securities	188	1,294.7	(20.6)	115	493.4	(3.7)	73	801.3	(16.9)
Agency residential pass-through obligations	61	84.9	(1.1)	61	84.9	(1.1)	0	0	0
Commercial mortgage-backed securities	207	2,046.5	(29.4)	171	1,694.6	(25.8)	36	351.9	(3.6)
Other asset-backed securities	101	1,548.6	(5.1)	92	1,472.0	(4.5)	9	76.6	(0.6)
Redeemable preferred stocks	9	199.4	(43.3)	6	119.4	(14.5)	3	80.0	(28.8)
Total fixed maturities	1,093	9,258.5	(136.8)	928	7,556.7	(78.0)	165	1,701.8	(58.8)
Equity securities:
Nonredeemable preferred stocks	10	301.8	(15.7)	5	124.2	(1.7)	5	177.6	(14.0)
Common equities	64	164.8	(14.2)	60	161.4	(14.2)	4	3.4	0
Total equity securities	74	466.6	(29.9)	65	285.6	(15.9)	9	181.0	(14.0)
Total portfolio	1,167	$9,725.1	$(166.7)	993	$7,842.3	$(93.9)	174	$1,882.8	$(72.8)

Since both September 30, 2015 and December 31, 2015, the number of securities in our fixed-maturity portfolio with unrealized losses decreased, primarily the result of declining interest rates as well as write-downs on certain redeemable preferred stocks during the third quarter 2016. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at September 30, 2016 in the table above are current with respect to required principal and interest payments. Since December 31, 2015, our nonredeemable preferred stocks with unrealized losses decreased to seven securities, averaging approximately 7% of their total cost. The decrease in the number of securities is the result of valuation increases in the portfolio. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio increased during the first nine months of 2016. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined:

	September 30,		December 31, 2015
(millions)	2016	2015
Fixed maturities:
Residential mortgage-backed securities	$(43.3)	$(43.3)	$(43.3)
Commercial mortgage-backed securities	(0.6)	(0.6)	(0.6)
Total fixed maturities	$(43.9)	$(43.9)	$(43.9)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2016 and 2015, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2016	$11.8	$0.4	$12.2
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.3)	0	(0.3)
Balance at September 30, 2016	$11.5	$0.4	$11.9

	Nine months ended September 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2015	$12.4	$0.4	$12.8
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.9)	0	(0.9)
Balance at September 30, 2016	$11.5	$0.4	$11.9

	Three Months Ended September 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2015	$14.0	$0.4	$14.4
Reductions for securities sold/matured	(1.4)	0	(1.4)
Change in recoveries of future cash flows expected to be collected[1]	(1.7)	0	(1.7)
Balance at September 30, 2015	$10.9	$0.4	$11.3

	Nine Months Ended September 30, 2015
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2014	$12.7	$0.4	$13.1
Reductions for securities sold/matured	(1.4)	0	(1.4)
Change in recoveries of future cash flows expected to be collected[1]	(0.4)	0	(0.4)
Balance at September 30, 2015	$10.9	$0.4	$11.3
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.

During the third quarter 2016, we recorded $25.4 million in write-downs on securities in our redeemable preferred stock portfolio. These securities had been in an unrealized loss position for greater than 12 months. During the quarter, we determined that we did not intend to hold these securities for the period of time necessary to recover their respective cost bases, given our evaluation of the length of time for such recovery.
For the remaining securities in our fixed-income portfolio, although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the nine months ended September 30, 2016 or 2015.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2016	2015	2016	2015
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$6.4	$2.7	$24.1	$17.1
State and local government obligations	0.6	0.5	16.0	0.5
Corporate and other debt securities	15.6	3.2	38.1	19.1
Residential mortgage-backed securities	0.2	4.4	1.9	4.6
Agency residential pass-through obligations	0	0	0.1	0
Commercial mortgage-backed securities	5.5	0.9	12.0	15.3
Redeemable preferred stocks	0	0	0	0.1
Total fixed maturities	28.3	11.7	92.2	56.7
Equity securities:
Nonredeemable preferred stocks	4.9	3.7	11.9	53.9
Common equities	14.4	13.2	43.3	43.7
Short-term investments	0.1	0	0.1	0
Subtotal gross realized gains on security sales	47.7	28.6	147.5	154.3
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(0.8)	0	(1.2)	(0.9)
State and local government obligations	0	(0.1)	(1.6)	(0.1)
Corporate and other debt securities	(0.2)	(0.9)	(1.9)	(2.2)
Agency residential pass-through obligations	0	0	(0.2)	0
Commercial mortgage-backed securities	0	(0.1)	(4.1)	(1.1)
Redeemable preferred stocks	(6.5)	0	(6.5)	0
Total fixed maturities	(7.5)	(1.1)	(15.5)	(4.3)
Equity securities:
Nonredeemable preferred stocks	(0.4)	(0.1)	(3.1)	(1.5)
Common equities	(0.3)	(0.8)	(5.3)	(1.5)
Subtotal gross realized losses on security sales	(8.2)	(2.0)	(23.9)	(7.3)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	5.6	2.7	22.9	16.2
State and local government obligations	0.6	0.4	14.4	0.4
Corporate and other debt securities	15.4	2.3	36.2	16.9
Residential mortgage-backed securities	0.2	4.4	1.9	4.6
Agency residential pass-through obligations	0	0	(0.1)	0
Commercial mortgage-backed securities	5.5	0.8	7.9	14.2
Redeemable preferred stocks	(6.5)	0	(6.5)	0.1
Total fixed maturities	20.8	10.6	76.7	52.4
Equity securities:
Nonredeemable preferred stocks	4.5	3.6	8.8	52.4
Common equities	14.1	12.4	38.0	42.2
Short-term investments	0.1	0	0.1	0
Subtotal net realized gains (losses) on security sales	39.5	26.6	123.6	147.0
Other-than-temporary impairment losses
Fixed maturities:
Redeemable preferred stocks	(25.4)	0	(25.4)	0
Total fixed maturities	(25.4)	0	(25.4)	0
Equity securities:
Common equities	(1.4)	(13.6)	(1.6)	(23.0)
Subtotal investment other-than-temporary impairment losses	(26.8)	(13.6)	(27.0)	(23.0)
Other asset impairment	(34.8)	0	(34.8)	0
Subtotal other-than-temporary impairment losses	(61.6)	(13.6)	(61.8)	(23.0)
Other gains (losses)
Hybrid securities	0.6	(1.3)	2.9	(1.9)
Derivative instruments	0.7	(27.7)	(35.8)	(29.2)
Litigation settlements	0.1	0.2	0.1	0.3
Subtotal other gains (losses)	1.4	(28.8)	(32.8)	(30.8)
Total net realized gains (losses) on securities	$(20.7)	$(15.8)	$29.0	$93.2

Gross realized gains and losses were predominantly the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates and sales from our equity portfolios. In addition, gains and losses reflect recoveries from litigation settlements related to investments and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired. The other asset impairment relates to a renewable energy investment, which is reflected in "other assets" on the balance sheet, under which the future pretax cash flows are expected to be less than the carrying value of the asset.
Net Investment Income  The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2016	2015	2016	2015
Fixed maturities:
U.S. government obligations	$3.3	$6.2	$12.4	$22.5
State and local government obligations	12.6	16.9	39.3	45.0
Foreign government obligations	0.1	0.1	0.3	0.3
Corporate debt securities	27.3	28.0	81.9	75.1
Residential mortgage-backed securities	11.1	13.5	34.9	39.5
Agency residential pass-through obligations	0.3	0.7	0.9	1.4
Commercial mortgage-backed securities	22.4	18.3	62.6	54.0
Other asset-backed securities	6.8	5.7	18.7	16.2
Redeemable preferred stocks	3.8	3.7	11.5	11.3
Total fixed maturities	87.7	93.1	262.5	265.3
Equity securities:
Nonredeemable preferred stocks	12.4	11.0	36.8	32.4
Common equities	13.9	12.7	42.0	36.7
Short-term investments	5.3	0.7	11.4	1.5
Investment income	119.3	117.5	352.7	335.9
Investment expenses	(4.8)	(4.9)	(14.9)	(15.9)
Net investment income	$114.5	$112.6	$337.8	$320.0

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio.

Trading Securities At September 30, 2016 and 2015, and December 31, 2015, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2016 and 2015.
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

The following table shows the status of our derivative instruments at September 30, 2016 and 2015, and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended		Nine Months Ended
	September 30,		Dec. 31,			September 30,		Dec. 31,	September 30,		September 30,
Derivatives designated as:	2016	2015	2015	Purpose	Classification	2016	2015	2015	2016	2015	2016	2015
Hedging instrument
Closed:
Ineffective cash flow hedge	$370	$18	$18	Manage interest rate risk	NA	$0	$0	$0	$(1.4)	$0.2	$(1.3)	$0.2
Non-hedging instruments
Assets:
Interest rate swaps	0	0	750	Manage portfolio duration	Investments— fixed maturities	0	0	4.4	0	0	0	0
Liabilities:
Interest rate swaps	315	750	0	Manage portfolio duration	Other liabilities	(13.0)	(6.3)	0	1.7	(27.9)	(17.8)	(31.2)
Closed:
Interest rate swaps	435	0	0	Manage portfolio duration	NA	0	0	0	0.3	0	(17.0)	0
U.S. Treasury Note futures	135	505	691	Manage portfolio duration	NA	0	0	0	0.1	0	0.3	1.8
Total	NA	NA	NA			$(13.0)	$(6.3)	$4.4	$0.7	$(27.7)	$(35.8)	$(29.2)
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
CASH FLOW HEDGES
During the third quarter 2016, we entered into a $350 million forecasted transaction to hedge against a possible rise in interest rates in anticipation of a debt offering under which we issued $500 million of 2.45% Senior Notes due 2027. When the contract was closed, the $1.4 million loss on the derivative was immediately recognized as a realized loss.
The remaining portion of our ineffective cash flow hedge, which is reflected in the table above, resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2015 and the second quarter 2016, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities.
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts primarily to manage the fixed-income portfolio duration. At September 30, 2016 and 2015, and December 31, 2015, we held interest rate swap positions for which we are paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. On the position open at September 30, 2016, since inception, interest rates have fallen resulting in a fair value loss and a fair value decrease of $14.8 million since December 31, 2015.

During 2016, we closed 10-year interest rate swap positions (opened in 2013) in which we were paying a fixed rate and receiving a variable rate. The net realized loss during the year was the result of overall falling interest rates during the period the positions were open, while the net realized gain for the third quarter was due to overall rising interest rates during the quarter.
As of September 30, 2016 and 2015, the balance of the cash collateral that we delivered to the applicable counterparties on the interest rate swaps was $15.1 million and $9.6 million, respectively. As of December 31, 2015, the balance of the cash collateral that we had received from the applicable counterparties on the interest rate swap positions was $4.9 million.
During third quarter 2016 and 2015, we entered into U.S. treasury futures by selling contracts; all positions were closed as of the end of the respective third quarter.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2016
Fixed maturities:
U.S. government obligations	$734.6	$0	$0	$734.6	$726.0
State and local government obligations	0	2,566.0	0	2,566.0	2,508.9
Foreign government obligations	25.4	0	0	25.4	25.4
Corporate debt securities	0	4,403.3	0	4,403.3	4,327.5
Subtotal	760.0	6,969.3	0	7,729.3	7,587.8
Asset-backed securities:
Residential mortgage-backed	0	1,594.2	0	1,594.2	1,582.6
Agency residential pass-through obligations	0	44.1	0	44.1	43.6
Commercial mortgage-backed	0	2,277.8	0.6	2,278.4	2,249.4
Other asset-backed	0	2,045.4	0	2,045.4	2,037.5
Subtotal asset-backed securities	0	5,961.5	0.6	5,962.1	5,913.1
Redeemable preferred stocks:
Financials	0	95.7	0	95.7	77.1
Utilities	0	30.4	0	30.4	30.6
Industrials	0	99.4	0	99.4	99.4
Subtotal redeemable preferred stocks	0	225.5	0	225.5	207.1
Total fixed maturities	760.0	13,156.3	0.6	13,916.9	13,708.0
Equity securities:
Nonredeemable preferred stocks:
Financials	154.6	705.5	0	860.1	726.6
Subtotal nonredeemable preferred stocks	154.6	705.5	0	860.1	726.6
Common equities:
Common stocks	2,867.6	0	0	2,867.6	1,575.7
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,867.6	0	0.4	2,868.0	1,576.1
Total fixed maturities and equity securities	3,782.2	13,861.8	1.0	17,645.0	16,010.7
Short-term investments	5,051.5	824.7	0	5,876.2	5,876.2
Total portfolio	$8,833.7	$14,686.5	$1.0	$23,521.2	$21,886.9
Debt	$0	$3,371.6	$133.6	$3,505.2	$3,153.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2015
Fixed maturities:
U.S. government obligations	$2,038.3	$0	$0	$2,038.3	$2,028.2
State and local government obligations	0	3,067.9	0	3,067.9	3,025.0
Foreign government obligations	19.3	0	0	19.3	19.3
Corporate debt securities	0	3,798.5	1.0	3,799.5	3,797.4
Subtotal	2,057.6	6,866.4	1.0	8,925.0	8,869.9
Asset-backed securities:
Residential mortgage-backed	0	1,809.4	0	1,809.4	1,801.8
Agency residential pass-through obligations	0	111.9	0	111.9	112.2
Commercial mortgage-backed	0	2,653.3	10.3	2,663.6	2,641.4
Other asset-backed	0	1,862.4	0	1,862.4	1,859.3
Subtotal asset-backed securities	0	6,437.0	10.3	6,447.3	6,414.7
Redeemable preferred stocks:
Financials	0	88.1	0	88.1	71.8
Utilities	0	56.0	0	56.0	65.1
Industrials	0	105.7	0	105.7	118.1
Subtotal redeemable preferred stocks	0	249.8	0	249.8	255.0
Total fixed maturities	2,057.6	13,553.2	11.3	15,622.1	15,539.6
Equity securities:
Nonredeemable preferred stocks:
Financials	158.7	616.9	0	775.6	652.4
Subtotal nonredeemable preferred stocks	158.7	616.9	0	775.6	652.4
Common equities:
Common stocks	2,483.6	0	0	2,483.6	1,486.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,483.6	0	0.3	2,483.9	1,487.0
Total fixed maturities and equity securities	4,699.9	14,170.1	11.6	18,881.6	17,679.0
Short-term investments	2,007.0	125.0	0	2,132.0	2,132.0
Total portfolio	$6,706.9	$14,295.1	$11.6	$21,013.6	$19,811.0
Debt	$0	$2,727.5	$171.7	$2,899.2	$2,714.3

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2015
Fixed maturities:
U.S. government obligations	$2,429.2	$0	$0	$2,429.2	$2,425.4
State and local government obligations	0	2,721.4	0	2,721.4	2,677.6
Foreign government obligations	18.6	0	0	18.6	18.6
Corporate debt securities	0	3,691.6	0	3,691.6	3,713.2
Subtotal	2,447.8	6,413.0	0	8,860.8	8,834.8
Asset-backed securities:
Residential mortgage-backed	0	1,726.7	0	1,726.7	1,726.0
Agency residential pass-through obligations	0	89.3	0	89.3	90.3
Commercial mortgage-backed	0	2,643.3	9.9	2,653.2	2,665.7
Other asset-backed	0	1,767.9	0	1,767.9	1,771.1
Subtotal asset-backed securities	0	6,227.2	9.9	6,237.1	6,253.1
Redeemable preferred stocks:
Financials	0	92.0	0	92.0	76.8
Utilities	0	51.2	0	51.2	65.1
Industrials	0	91.1	0	91.1	118.1
Subtotal redeemable preferred stocks	0	234.3	0	234.3	260.0
Total fixed maturities	2,447.8	12,874.5	9.9	15,332.2	15,347.9
Equity securities:
Nonredeemable preferred stocks:
Financials	154.9	627.7	0	782.6	674.2
Subtotal nonredeemable preferred stocks	154.9	627.7	0	782.6	674.2
Common equities:
Common stocks	2,650.2	0	0	2,650.2	1,494.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,650.2	0	0.3	2,650.5	1,494.3
Total fixed maturities and equity securities	5,252.9	13,502.2	10.2	18,765.3	17,516.4
Short-term investments	2,056.3	115.7	0	2,172.0	2,172.0
Total portfolio	$7,309.2	$13,617.9	$10.2	$20,937.3	$19,688.4
Debt	$0	$2,722.9	$164.9	$2,887.8	$2,707.9
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

At September 30, 2016, vendor-quoted prices represented 24% of our Level 1 classifications (excluding short-term investments), compared to 47% and 49% at September 30, 2015 and December 31, 2015, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges. The decline in vendor-quoted Level 1 prices since December 31, 2015 was due to a reduction of U.S. Treasury Notes with the funds deployed primarily to short-term investments.
At September 30, 2016 and 2015, and December 31, 2015, vendor-quoted prices comprised 99%, 97%, and 97%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 1%, 3%, and 3%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2016 and 2015, and December 31, 2015, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We did not hold any internally priced securities at September 30, 2016 or December 31, 2015. At September 30, 2015, we held two internally priced securities in our corporate portfolio that we priced at cost since we had expected them to be fully redeemed by the end of 2015; these securities were no longer held at December 31, 2015.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2016 or 2015, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2016 and 2015:

	Level 3 Fair Value
	Three Months Ended September 30, 2016
(millions)	Fair Value at June 30, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2016
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Commercial mortgage-backed	9.2	(8.7)	0	0	0	0.1	0	0.6
Total fixed maturities	9.2	(8.7)	0	0	0	0.1	0	0.6
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0.1	0	0.4
Total Level 3 securities	$9.5	$(8.7)	$0	$0	$0	$0.2	$0	$1.0

	Level 3 Fair Value
	Nine Months Ended September 30, 2016
(millions)	Fair Value at Dec. 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2016
Fixed maturities:
Corporate debt securities	$0	$0	$0	$0	$0	$0	$0	$0
Asset-backed securities:
Commercial mortgage-backed	9.9	(9.3)	0	0	0	0	0	0.6
Total fixed maturities	9.9	(9.3)	0	0	0	0	0	0.6
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0.1	0	0.4
Total Level 3 securities	$10.2	$(9.3)	$0	$0	$0	$0.1	$0	$1.0

	Level 3 Fair Value
	Three Months Ended September 30, 2015
(millions)	Fair Value at June 30, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2015
Fixed maturities:
Corporate debt securities	$1.0	$0	$0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Commercial mortgage-backed	10.9	(0.4)	0	0	0	(0.2)	0	10.3
Total fixed maturities	11.9	(0.4)	0	0	0	(0.2)	0	11.3
Equity securities:
Nonredeemable preferred stocks:
Financials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$12.2	$(0.4)	$0	$0	$0	$(0.2)	$0	$11.6

	Level 3 Fair Value
	Nine Months Ended September 30, 2015
(millions)	Fair Value at Dec. 31, 2014	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2015
Fixed maturities:
Corporate debt securities	$0	$0	$1.0	$0	$0	$0	$0	$1.0
Asset-backed securities:
Commercial mortgage-backed	11.6	(1.0)	0	0	0	(0.3)	0	10.3
Total fixed maturities	11.6	(1.0)	1.0	0	0	(0.3)	0	11.3
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	69.3	0	0	0	(39.4)	(1.4)	(28.5)	0
Common equities:
Other risk investments	0.4	0	0	0	0	(0.1)	0	0.3
Total Level 3 securities	$81.3	$(1.0)	$1.0	$0	$(39.4)	$(1.8)	$(28.5)	$11.6
1The $69.3 million decrease during the year reflects the reclassification of our 5% interest in ARX Holding Corp. upon acquisition of a controlling interest in ARX. The $39.4 million reflects our inception-to-date gain recognized, including a $1.4 million reduction in valuation that occurred during the first nine months of 2015.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2016 and 2015, and December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.6	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	0.6
Pricing exemption securities[2]	0.4
Total Level 3 securities	$1.0
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$10.3	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	10.3
Pricing exemption securities[2]	1.3
Total Level 3 securities	$11.6
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2015	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	9.9
Pricing exemption securities[2]	0.3
Total Level 3 securities	$10.2
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

Note 4 Debt — Debt consisted of:

	September 30, 2016		September 30, 2015		December 31, 2015
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.4	$544.2	$498.1	$534.5	$498.1	$528.7
2.45% Senior Notes due 2027	495.6	497.5	0	0	0	0
6 5/8% Senior Notes due 2029	295.8	402.6	295.6	379.5	295.7	376.0
6.25% Senior Notes due 2032	395.1	533.3	394.9	489.3	395.0	490.6
4.35% Senior Notes due 2044	346.4	403.0	346.4	345.7	346.4	352.8
3.70% Senior Notes due 2045	395.1	418.7	395.0	358.0	395.0	362.0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	593.9	572.3	612.6	620.5	612.8	612.8
Other debt instruments	133.6	133.6	171.7	171.7	164.9	164.9
Total	$3,153.9	$3,505.2	$2,714.3	$2,899.2	$2,707.9	$2,887.8

The other debt instruments reported in the table above represent ARX indebtedness and consist of:

	September 30, 2016		September 30, 2015		December 31, 2015
Type of debt instrument	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$68.4	2	$93.3	2	$87.1	December 2018 and 2019
Junior subordinated notes[1]	2	41.2	2	41.3	2	41.2	June 2036 and 2037
Senior notes	4	24.0	4	24.0	4	24.0	Various[2]
Surplus note[3]	0	0	1	13.1	1	12.6	November 2021
Total		$133.6		$171.7		$164.9
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
The Progressive Corporation Debt

During the third quarter 2016, we issued $500 million of our 2.45% Senior Notes due 2027 (the “2.45% Senior Notes”) in an underwritten public offering. We received proceeds, after deducting underwriter's discounts, commissions, and other issuance costs, of approximately $495.6 million. Interest on these Senior Notes is payable semi-annually and are redeemable in whole or in part at any time. There are no restrictive financial covenants or credit rating triggers on these Senior Notes.
During the second quarter 2016 and third quarter 2015, we repurchased, in the open market, $19.8 million and $18.4 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the carrying value of the debt we repurchased differed from the amount paid to extinguish the debt, we recognized a gain of $1.6 million during 2016 and a loss of $0.9 million during 2015. In addition, for the portion of the 6.70% Debentures we repurchased, we reclassified $0.1 million and $0.2 million during 2016 and 2015, respectively, on a pretax basis, of the unrealized gain on forecasted transactions from accumulated other comprehensive income on the balance sheet to net realized gains on securities on the comprehensive income statement.
ARX Debt
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

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts that are entirely owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million at September 30, 2016 and 2015, and December 31, 2015, in the variable interest entities is reported as a component of "other assets" on our consolidated balance sheets.
The Progressive Corporation Line of Credit
During the second quarter 2016, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate and the sum of the Federal Funds Open Rate plus 50 basis points. Each advance would need to be repaid on the 30th day after the advance or, if earlier, on April 30, 2017, the expiration date of the Line of Credit. We had no borrowings under the Line of Credit or the prior line of credit during the first nine months of 2016 or throughout 2015.
Note 5 Income Taxes — At September 30, 2016 and 2015, and December 31, 2015, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three and nine months ended September 30, 2016, the effective tax rate was 20.5% and 29.4%, respectively, compared to 33.2% and 32.0% for the same periods last year. The year-over-year decrease in the effective rate for both the three and nine month periods is primarily due to lower underwriting income in 2016, compared to 2015, and recognizing the ratable portion, or $25.8 million, of the total tax benefit for 2016 of $34.4 million earned through a renewable energy investment.
For the nine months ended September 30, 2016, there have been no material changes in our uncertain tax positions.
Note 6 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2016	2015
Income taxes	$380.8	$513.1
Interest	98.0	90.3

Restricted cash on our consolidated balance sheets at September 30, 2016, and December 31, 2015, represents cash received from the National Flood Insurance Program, which is restricted to pay flood claims under the "Write Your Own" program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) is an administrator.
Note 7 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles. Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes personal property insurance for homeowners, other property owners, and renters. Our other indemnity businesses manage our run-off businesses, including the run-off of our professional liability insurance for community banks. Our service businesses provide insurance-related services, including processing Commercial Auto Insurance Procedures/Plans (CAIP) business and serving as an agent for property, general liability and business owners policies, and workers’ compensation insurance through our programs with ASI, and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions, including those with ASI, are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,474.3	$98.6	$2,284.6	$169.4	$7,245.5	$354.5	$6,805.5	$535.8
Direct	2,391.2	84.4	2,069.5	100.9	6,946.7	237.5	6,056.7	287.2
Total Personal Lines[1]	4,865.5	183.0	4,354.1	270.3	14,192.2	592.0	12,862.2	823.0
Commercial Lines	630.2	4.4	511.3	77.8	1,772.4	96.7	1,467.0	239.5
Property[2]	227.7	10.4	205.2	17.2	638.0	(27.7)	403.9	18.2
Other indemnity	0	(0.8)	0	(0.4)	0	(1.6)	(0.4)	(0.4)
Total underwriting operations	5,723.4	197.0	5,070.6	364.9	16,602.6	659.4	14,732.7	1,080.3
Fees and other revenues[3]	86.8	NA	79.3	NA	248.2	NA	227.9	NA
Service businesses	26.2	3.0	23.1	2.7	77.7	9.2	63.6	6.8
Investments[4]	98.6	93.8	101.7	96.8	381.7	366.8	429.1	413.2
Gains on extinguishment of debt	0	0	(0.9)	(0.9)	1.6	1.6	(0.9)	(0.9)
Interest expense	NA	(35.3)	NA	(34.5)	NA	(103.8)	NA	(101.9)
Consolidated total	$5,935.0	$258.5	$5,273.8	$429.0	$17,311.8	$933.2	$15,452.4	$1,397.5
NA = Not applicable
1Personal auto insurance accounted for 92% of the total Personal Lines segment net premiums earned in both the third quarters and first nine months of 2016 and 2015; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, manufactured homes, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months ended September 30, 2016.
For the three and nine months ended September 30, 2016, pretax loss also includes $15.5 million and $46.6 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.5 million and $31.2 million, respectively, for the three and nine months ended September 30, 2015.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	4.0%	96.0	7.4%	92.6	4.9%	95.1	7.9%	92.1
Direct	3.5	96.5	4.9	95.1	3.4	96.6	4.7	95.3
Total Personal Lines	3.8	96.2	6.2	93.8	4.2	95.8	6.4	93.6
Commercial Lines	0.7	99.3	15.2	84.8	5.5	94.5	16.3	83.7
Property[1]	4.6	95.4	8.4	91.6	(4.3)	104.3	4.5	95.5
Other indemnity[2]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	3.4	96.6	7.2	92.8	4.0	96.0	7.3	92.7
1We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months ended September 30, 2016.
Included in both three and nine months ended September 30, 2016, is 6.8 points and 7.3 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 7.6 and 7.7 points, respectively, for the three and nine months ended September 30, 2015. In addition, nine months ended September 2016 results include 0.7 points of expense related to the loss on the exchange transaction (See Note 1 - Basis of Presentation for discussion).
2Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to lack of premiums earned by, and the variability of loss costs in, such businesses.

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
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the Agency auto, Direct auto, special lines, and Commercial Lines business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). Although reviewed every year, the structure of the Gainsharing program generally remains the same. On a year-to-date basis, as of September 30, 2016, the Gainshare factor was 1.54. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. For the nine months ended September 30, 2016, our comprehensive income was $893.5 million, which is more than the $428.6 million of after-tax underwriting income for the same period. However, the ultimate decision on whether or not a dividend will be paid, and the amount of any dividend, are in the discretion of the Board of Directors. The Board could decide to alter our policy, or not to pay the annual variable dividend, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position. If a dividend for 2016 were to be paid, the Board would likely declare the 2016 annual dividend in December 2016, with a record date in early 2017 and payment shortly thereafter.
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

Note 9 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at June 30, 2016	$1,477.0	$(519.2)	$957.8	$970.1	$(8.8)	$(1.1)	$(2.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	200.4	(70.2)	130.2	130.2	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.4	(0.1)	0.3	0	0	0.3	0
Loss attributable to noncontrolling interest (NCI)	1.8	(0.6)	1.2	0	0	0	1.2
Total other comprehensive income (loss) before reclassifications	202.6	(70.9)	131.7	130.2	0	0.3	1.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	26.8	(9.4)	17.4	17.4	0	0	0
Net realized gains (losses) on securities	39.6	(13.9)	25.7	25.7	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	66.9	(23.5)	43.4	43.1	0.3	0	0
Total other comprehensive income (loss)	135.7	(47.4)	88.3	87.1	(0.3)	0.3	1.2
Balance at September 30, 2016	$1,612.7	$(566.6)	$1,046.1	$1,057.2	$(9.1)	$(0.8)	$(1.2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2015	$1,234.5	$(434.1)	$800.4	$809.0	$(8.2)	$(1.5)	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	524.4	(184.2)	340.2	340.2	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	(0.1)	0.1	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	1.0	(0.3)	0.7	0	0	0.7	0
Loss attributable to noncontrolling interest (NCI)	(3.7)	1.4	(2.3)	0	0	0	(2.3)
Total other comprehensive income (loss) before reclassifications	521.6	(183.0)	338.6	340.2	0	0.7	(2.3)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	27.0	(9.5)	17.5	17.5	0	0	0
Net realized gains (losses) on securities	114.9	(40.4)	74.5	74.5	0	0	0
Interest expense	1.5	(0.6)	0.9	0	0.9	0	0
Total reclassification adjustment for amounts realized in net income	143.4	(50.5)	92.9	92.0	0.9	0	0
Total other comprehensive income (loss)	378.2	(132.5)	245.7	248.2	(0.9)	0.7	(2.3)
Balance at September 30, 2016	$1,612.7	$(566.6)	$1,046.1	$1,057.2	$(9.1)	$(0.8)	$(1.2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at June 30, 2015	$1,393.3	$(491.3)	$902.0	$907.5	$(7.5)	$(0.8)	$2.8
Other comprehensive income (loss) before reclassifications:
Investment securities	(190.6)	66.5	(124.1)	(124.1)	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	(1.1)	0.4	(0.7)	0	0	(0.7)	0
Loss attributable to noncontrolling interest (NCI)	(2.5)	0.9	(1.6)	0	0	0	(1.6)
Total other comprehensive income (loss) before reclassifications	(194.2)	67.8	(126.4)	(124.1)	0	(0.7)	(1.6)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(13.6)	4.8	(8.8)	(8.8)	0	0	0
Net realized gains (losses) on securities	23.0	(8.1)	14.9	14.8	0.1	0	0
Interest expense	0.4	(0.1)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	9.8	(3.4)	6.4	6.0	0.4	0	0
Total other comprehensive income (loss)	(204.0)	71.2	(132.8)	(130.1)	(0.4)	(0.7)	(1.6)
Balance at September 30, 2015	$1,189.3	$(420.1)	$769.2	$777.4	$(7.9)	$(1.5)	$1.2

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2014	$1,574.0	$(550.9)	$1,023.1	$1,021.9	$1.5	$(0.3)	$0
Other comprehensive income (loss) before reclassifications:
Investment securities	(252.8)	84.6	(168.2)	(168.2)	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	(12.8)	4.4	(8.4)	0	(8.4)	0	0
Foreign currency translation adjustment	(2.0)	0.8	(1.2)	0	0	(1.2)	0
Loss attributable to noncontrolling interest (NCI)	1.8	(0.6)	1.2	0	0	0	1.2
Total other comprehensive income (loss) before reclassifications	(265.8)	89.2	(176.6)	(168.2)	(8.4)	(1.2)	1.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(23.2)	8.2	(15.0)	(15.0)	0	0	0
Net realized gains (losses) on securities	140.7	(49.3)	91.4	91.3	0.1	0	0
Interest expense	1.4	(0.5)	0.9	0	0.9	0	0
Total reclassification adjustment for amounts realized in net income	118.9	(41.6)	77.3	76.3	1.0	0	0
Total other comprehensive income (loss)	(384.7)	130.8	(253.9)	(244.5)	(9.4)	(1.2)	1.2
Balance at September 30, 2015	$1,189.3	$(420.1)	$769.2	$777.4	$(7.9)	$(1.5)	$1.2
In an effort to manage interest rate risk, we entered into forecasted transactions on each of Progressive's outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on these cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify $1.1 million (pretax) into income during the next 12 months, related to net unrealized gains on forecasted transactions.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established were not material at September 30, 2016. With respect to most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our 2015 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, Progressive, or if our accruals prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 - Litigation in our 2015 Annual Report to Shareholders.
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
No redeemable noncontrolling interest (NCI) existed prior to the ARX acquisition on April 1, 2015. The changes in the components of redeemable NCI during the nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015, were:

(millions)	September 30, 2016	September 30, 2015	December 31, 2015
Balance, Beginning of period	$464.9	$0	$0
Fair value at date of acquisition	0	411.5	411.5
Net income attributable to NCI	11.3	13.4	32.9
Other comprehensive income (loss) attributable to NCI	2.3	(1.2)	(1.1)
Purchase of shares from NCI	0	(12.6)	(12.6)
Change in redemption value of NCI	(6.0)	31.8	34.2
Balance, End of period	$472.5	$442.9	$464.9
The decrease in the redemption value of the noncontrolling interest during 2016 was due in part to a decrease in ARX's tangible net book value as a result of the exchange transaction that occurred during the second quarter 2016 (see Note 1 - Basis for Presentation for further discussion). The entity disposed of in the exchange transaction had more tangible assets than the entity acquired.
Note 12 Goodwill and Intangible Assets
Goodwill
During the nine months ended September 30, 2016, the carrying amount of goodwill increased $1.8 million as a result of the ARX exchange transaction discussed in Note 1-Basis of Presentation. There were no goodwill impairment charges recognized during the nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015. Additionally, there were no triggering events during 2016 that would have required a change to the carrying amount of goodwill. Goodwill recorded at September 30, 2016 was $449.4 million.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of September 30, 2016 and 2015, and December 31, 2015:

($ in millions)	September 30, 2016	September 30, 2015	December 31, 2015
Intangible assets subject to amortization	$435.9	$498.1	$482.5
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$448.3	$510.5	$494.9
1Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	September 30, 2016			September 30, 2015			December 31, 2015
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$55.0	$201.2	$256.2	$18.3	$237.9	$256.2	$27.5	$228.7
Agency relationships	159.2	17.1	142.1	159.2	5.7	153.5	159.2	8.5	150.7
Software rights	79.1	16.1	63.0	79.1	5.5	73.6	79.1	8.2	70.9
Trade name	34.8	5.2	29.6	34.8	1.7	33.1	34.8	2.6	32.2
Total	$529.3	$93.4	$435.9	$529.3	$31.2	$498.1	$529.3	$46.8	$482.5
Amortization expense was $15.5 million and $46.6 million for the three and nine months ended September 30, 2016 and $15.5 million and $31.2 million for the three and nine months ended September 30, 2015; there was no amortization expense incurred in the first quarter 2015.
Note 13 New Accounting Standards

Issued
In March 2016, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) to simplify the accounting for employee share-based payment transactions. This ASU is effective for fiscal years beginning after December 15, 2016 (2017 for calendar-year companies), with early adoption permitted. Several aspects of the ASU include income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under provisions of the ASU:

•
All excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the comprehensive income statement (applied prospectively) and classified in the statement of cash flows as an operating activity (applied using either a prospective or retrospective transition method).

•
Companies are allowed to decide whether or not to record forfeitures of share-based awards when the forfeiture occurs or to record compensation expense over the vesting period net of estimated forfeitures (applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity upon adoption).

•
Companies are permitted to withhold up to the maximum statutory tax rate and still maintain equity classification of share-based awards (applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity upon adoption).

•
Companies are required to classify as a financing activity in the statement of cash flows the payment of cash to a taxing authority when the company withholds shares for such purpose (applied retrospectively).

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

In June 2016, the FASB released an ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. Additionally, this update will modify the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and will result in the creation of an allowance for credit losses as a contra asset account. The ASU will require cumulative-effect changes to retained earnings in the period of adoption, if any occur, and will also require prospective changes on previously recorded impairments. This ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies). We are currently evaluating the impact the guidance will have on our financial statements, including the potential impacts of the new allowance account.
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
The second ASU adopted is related to the accounting for share-based payments when the terms of an employee award can be achieved after the requisite service period. To the extent an equity award contains provisions that permit an employee who leaves the company before the performance targets are reached to receive some or all of the benefits of the award if and as the award later vests, this standard requires companies to recognize the compensation cost during the employee's remaining service period. Since we adopted this ASU prospectively, the requirements only apply to the performance-based restricted stock unit awards granted by Progressive to its executive officers and other select senior managers after January 1, 2016. The amount of expense that was accelerated pursuant to this ASU did not have a material impact on our financial condition, cash flows, or results of operations for the first nine months of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
During the third quarter 2016, The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force, although net income declined on a year-over-year basis. Companywide net premiums written and earned increased 12% and 13%, respectively, and policies in force grew 7%. Each of our segments contributed to the strong top line growth during the quarter, compared to the prior year. Our underwriting profit for the third quarter 2016 decreased 46% on a year-over-year basis to $197.0 million and net income attributable to Progressive declined 29%. Each segment produced less underwriting income for the quarter, compared to the same period last year. During the quarter, we incurred higher claims costs associated with catastrophe losses and less favorable prior accident year development. Catastrophe losses in the third quarter 2016 were $121.0 million greater than in the same period last year. For the third quarter, we recognized favorable prior year development of $52.5 million, compared to $92.3 million in the same period last year.
Comprehensive income increased 97% on a quarter-over-prior-year quarter basis with the increase in our investment portfolio's unrealized gains more than offsetting the reduction in underwriting income. Our investment income of $119.3 million was comparable to the third quarter 2015, and realized losses increased 31%, largely due to other-than-temporary impairments recognized in the quarter. Just under half of the other-than-temporary impairments during the quarter reflected write-downs on securities held in our investment portfolio, while the remainder was related to a decline in value of a renewable energy investment.
During the third quarter, our total capital position (debt plus equity) increased nearly $0.7 billion, to $11.2 billion. During the quarter, we issued $500 million of 2.45% Senior Notes due 2027.
A. Insurance Operations
During the third quarter 2016, we realized an increase in net premiums written of 12% on a companywide basis, compared to the prior-year period. Our Agency and Direct Personal Lines businesses increased 9% and 13%, respectively, our Commercial Lines business grew 21%, and our Property business increased 9%.
To analyze growth in our vehicle businesses, we review written premium per policy (i.e., rates), new business applications (i.e., issued policies), and customer retention. For the third quarter, on a year-over-year basis, written premium per policy increased 5% in our Personal Lines auto businesses and 1% for our special lines products. In addition to mix changes, the personal auto increase reflected modest rate increases during the quarter. In our Commercial Lines business, written premium per policy increased 12% for the quarter, continuing to reflect the new business mix shift to our product tiers with higher average premiums.
Personal Lines new applications for the third quarter 2016 increased 9%, compared to the same period last year. Agency and Direct auto new applications increased 16% and 4%, respectively, while special lines new applications increased 5%. We are continuing to benefit from the roll out of our latest auto product models and competitor rate increases in the auto businesses. In the Direct business, however, we experienced a deceleration of new business applications, which we expected based on some of our actions designed to ensure we meet our profit goal. Our Commercial Lines new applications increased 8% for the quarter, which is less than the increases recognized during the first half of 2016. The decrease from prior quarters' year-over-year increases reflected both rate and underwriting actions we are taking to improve profitability in the Commercial Lines segment.
During the third quarter 2016, our renewal applications increased 5% in Personal Lines and 8% in Commercial Lines. The primary contributor to the Personal Lines increase was our Direct auto business, which grew 9%. Our Agency auto and special lines products renewal applications were up 1% and 5%, respectively.
For our Property business, we saw an increase in both new and renewal applications, while written premium per policy continued to decrease on a quarter-over-prior-year quarter basis. The 19% increase in new applications, as well as the 7% decrease in written premium per policy, in part reflects growth in the renters business along with the impact of a second quarter 2016 exchange transaction whereby ARX Holding Corp. (ARX) acquired 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes residential property insurance and disposed of 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes commercial property insurance. Residential property insurance writes significantly more applications on average each month, but at much lower rates, than the divested commercial business.

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

•
broaden our offerings to increase multi-product households, including the continued roll out of "Platinum," which provides designated agents with a single offering that combines home insurance from American Strategic Insurance (ASI) and auto insurance from Progressive, as well as partnering with unaffiliated insurance providers to offer other insurance products to our customers, such as homeowners, flood, classic car, special event, travel, pet, life, ID protection, and more; and

•	roll out our most recent auto product design, which introduced improved segmentation and more attractive pricing and features for our "Robinsons" (i.e., bundled auto and homeowners).

Year-over-year policies in force in our vehicle businesses grew 7%, with Personal Lines growing 6% and Commercial Lines growing 12%. Our Direct auto and Agency auto businesses grew 10% and 5%, respectively, and our special lines products grew 3% over last year. At September 30, 2016, we had 14.6 million Personal Lines policies in force, about 831,000 more policies in force than at the end of 2015, and Commercial Lines added about 57,000 policies in force during the the year. At September 30, 2016, our Property business reported nearly 1.2 million policies in force, which is about 108,000 policies in force higher than at December 31, 2015. The primary driver of this increase related to the second quarter 2016 ARX exchange transaction. At the time of the exchange transaction, the acquired company had approximately 96,000 more policies in force than the subsidiary that was disposed.

To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention in our vehicle businesses. We have historically disclosed our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. Using a trailing 12-month measure, policy life expectancy increased 7% for our Agency auto business and 6% for our Direct auto business, compared to last year. The policy life expectancy was up 7% for our Commercial Lines business and 2% for our special lines products, compared to last year.

We also review customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can show more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. Our trailing 3-month policy life expectancy at September 30, 2016, on a year-over-year basis, was up 10% in Agency auto and 5% in Direct auto. We continue to maintain our focus on providing customers with more stable rates and other insurance-related products and services they may need over time in our ongoing efforts to increase retention.
B. Investments

The fair value of our investment portfolio was $23.5 billion at September 30, 2016. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities. We define Group I securities to include:

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
We use the credit ratings from models provided by the National Association of Insurance Commissioners (NAIC), when available, for classifying our residential and commercial mortgage-backed securities (excluding interest-only securities), and credit ratings from nationally recognized statistical rating organizations (NRSRO) for all other debt securities, in determining whether securities should be classified as Group I or Group II. At September 30, 2016, 18% of our portfolio was allocated to Group I securities and 82% to Group II securities, compared to 20% and 80%, respectively, at December 31, 2015.
Our recurring investment income generated a pretax book yield of 2.2% for the third quarter 2016, compared to 2.4% for the third quarter 2015. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.3% for the third quarter 2016, compared to (0.4)% for the same period in 2015. Our fixed-income and common stock portfolios had FTE total returns of 0.9% and 4.1%, respectively, for the third quarter 2016, compared to 0.6% and (6.9)% last year.
At September 30, 2016, the fixed-income portfolio had a weighted average credit quality of A+ and a duration of 1.8 years, compared to A+ and 1.9 years at December 31, 2015. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $2.3 billion and $2.2 billion for the first nine months of 2016 and 2015, respectively.
Our total capital (debt plus shareholders' equity) was $11.2 billion, at book value, at September 30, 2016, compared to $10.2 billion at September 30, 2015 and $10.0 billion at December 31, 2015. Our interest expense increased 2% on both a quarter-over-prior-year quarter and year-over-year basis, and our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders' equity and excludes redeemable noncontrolling interest, was 28.0% at September 30, 2016, 26.7% at September 30, 2015, and 27.1% at December 31, 2015. The increase in interest and our debt-to-total capital ratio primarily reflects the issuance of debt, discussed below, partially offset by debt repurchases.
During the third quarter 2016, we issued $500 million of 2.45% Senior Notes due 2027 in an underwritten public offering. We received proceeds of $495.6 million, net of underwriting discounts and commissions and offering expenses. We issued the Senior Notes to take advantage of attractive terms in the market and to allow for financial flexibility.
During the first nine months of 2016 and 2015, we repurchased $19.8 million and $18.4 million, respectively, in aggregate principal amount of our 6.70% Junior Subordinated Debentures and had $594.6 million in principal amount outstanding at September 30, 2016. On and after June 15, 2017, we will have the right, at our discretion, to redeem the outstanding Debentures at par, in whole or in part, together with any accrued and unpaid interest. If we do not choose to redeem at June 15, 2017, the Debentures will convert from their current fixed interest rate to a variable rate equal to the 3-month LIBOR plus 2.0175%. If not so redeemed, the 6.70% Debentures will become due on June 15, 2037, subject to certain limitations set forth in the Debenture documents. We are evaluating our options with respect to the redemption of the 6.70% Debentures and have not made a decision at this time.
In addition to these debt repurchases, we disposed of a $12.6 million surplus note that was part of our consolidated outstanding debt at December 31, 2015, in ARX's exchange transaction that occurred during the second quarter 2016, as discussed above.
As part of the stockholders' agreement related to the ARX Holding Corp. acquisition, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive, at various times and in varying amounts, prior to that date. The estimated cost to acquire the additional ARX shares is represented by the redeemable noncontrolling interest reflected on our balance sheet (see Note 11 - Redeemable Noncontrolling Interest).
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

During the first nine months of 2016 and at all times during 2015, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2015.
Our available capital allowed us to take actions to deploy underleveraged capital, including:

•
Repurchases of our common shares. In accordance with our financial policies, we continued our practice of repurchasing our common shares. As of September 30, 2016, we had 7.5 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2016	2015	2016	2015
Total number of shares purchased	1.6	2.2	5.2	6.3
Total cost	$51.5	$66.8	$163.6	$174.9
Average price paid per share	$31.70	$29.81	$31.58	$27.92

•
Dividends. As part of our capital management activities, in February 2016 and 2015, we paid annual variable dividends of $0.8882 per share and $0.6862 per share, respectively, which were each declared in December of the prior year.

Short-Term Borrowings
We did not engage in short-term borrowings, including any borrowings under our discretionary line of credit, to fund our operations or for liquidity purposes during the nine months ended September 30, 2016 or at any point in 2015. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
We did not enter into any repurchase commitment transactions during the first nine months of 2016 or 2015, and we had no open repurchase commitments at September 30, 2016 or 2015, or December 31, 2015.
B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2016, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Growth

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2016	2015	% Change	2016	2015	% Change
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,590.3	$2,382.2	9	$7,628.4	$7,084.0	8
Direct	2,545.8	2,252.9	13	7,401.6	6,481.9	14
Total Personal Lines	5,136.1	4,635.1	11	15,030.0	13,565.9	11
Commercial Lines	669.9	553.9	21	2,055.5	1,663.7	24
Property	243.0	223.6	9	716.5	496.3	NM
Other indemnity[1]	0	0	NM	0	(0.4)	(100)
Total underwriting operations	$6,049.0	$5,412.6	12	$17,802.0	$15,725.5	13
NET PREMIUMS EARNED
Personal Lines
Agency	$2,474.3	$2,284.6	8	$7,245.5	$6,805.5	6
Direct	2,391.2	2,069.5	16	6,946.7	6,056.7	15
Total Personal Lines	4,865.5	4,354.1	12	14,192.2	12,862.2	10
Commercial Lines	630.2	511.3	23	1,772.4	1,467.0	21
Property	227.7	205.2	11	638.0	403.9	NM
Other indemnity[1]	0	0	NM	0	(0.4)	(100)
Total underwriting operations	$5,723.4	$5,070.6	13	$16,602.6	$14,732.7	13
NM = We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months ended September 30, 2016.
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

Policies in force, our preferred measure of growth, represents all policies under which coverage was in effect as of the end of the period specified. As of September 30, our policies in force were:

(thousands)	2016	2015	% Change
POLICIES IN FORCE
Vehicle businesses:
Agency auto	4,980.1	4,739.9	5
Direct auto	5,324.0	4,830.8	10
Total auto	10,304.1	9,570.7	8
Special lines[1]	4,291.1	4,150.0	3
Total Personal Lines	14,595.2	13,720.7	6
Commercial Lines	612.7	549.5	12
Property[2]	1,184.7	1,070.2	11
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

To analyze growth in our vehicle businesses, we also review new policies, rate levels, and the retention characteristics of our books of business. The following table shows our year-over-year changes in new and renewal applications (i.e., issued policies):

	Growth Over Prior Year
	Quarter		Year-to-date
	2016	2015	2016	2015
APPLICATIONS
Personal Lines:
New	9%	10%	13%	8%
Renewal	5%	2%	4%	3%
Commercial Lines:
New	8%	18%	17%	16%
Renewal	8%	3%	6%	2%
Property:
New	19%	NA	NA	NA
Renewal	8%	NA	NA	NA
NA = We began reporting our Property business as a segment on April 1, 2015, upon acquisition of a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months ended September 30, 2016.

The year-over-year growth in new applications in our Personal Lines business for the third quarter and year to date reflected increases in both our Agency and Direct auto businesses, as we continued to benefit from the roll out of our latest product model and competitor rate increases. The increase in our Agency auto application growth reflected both more quotes and an increase in conversion on those quotes. We continued to see third quarter and year-to-date Direct auto application growth, however, this growth was slowed in the third quarter 2016, as the number of quotes decreased in part due to actions taken to help meet our profit goal.
While Commercial Lines experienced new application growth for the third quarter and year to date, the growth during the third quarter was much lower than the first half of the year. During the quarter, we began raising rates and imposing underwriting restrictions, which reduced our new application growth and allowed us to focus on targeted growth in more profitable business markets. We plan to continue to take actions to address profitability over the next several months and these actions could negatively impact our growth.
The increase in our new Property applications reflects growth in the renters business as well as the exchange transaction that occurred during the second quarter. The residential property insurance company acquired in the exchange receives significantly more applications on average each month than the commercial property insurance company disposed.

We are continuing to focus on our Destination Era strategy to form a deeper relationship with our customers as their insurance needs evolve and on our efforts to further penetrate customer households by adding additional protection for households with just an auto policy, including through our Progressive Home Advantage® (PHA) program, to meet a broad range of customer needs. PHA is the program in which we “bundle” our auto product with property insurance provided exclusively by ASI in the Agency channel. In the Direct channel, PHA is provided by multiple, unaffiliated insurance providers, as well as by ASI. We offer these PHA products over the phone and online on a nationwide basis and through mobile devices in the majority of the country.
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
We are continuing to deploy the infrastructure that we are developing to support the Platinum offering in our Agency channel. The Platinum product is a home and auto insurance combined offering that provides the agents a single offering with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. Platinum is targeted to those agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. During the third quarter 2016, we increased the number of Agents eligible to sell our Platinum offering and saw the bundled home and auto strategy continue to develop on a positive growth trend.
We continue to refine our personal auto segmentation and underwriting models. Our current model features more competitive preferred pricing, more sophisticated pricing for households that insure more than one product through Progressive, and enhancements to Snapshot®, our usage-based insurance program. Snapshot provides customers the opportunity to improve their auto insurance rates based on their personal driving behavior. Snapshot is currently available to our Agency and Direct auto customers nationwide, except in California and North Carolina due to the regulatory environment.

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

We also want to be the destination insurer for small business owners. Through our Progressive Commercial AdvantageSM program, we offer our commercial auto customers general liability and business owners policies and workers' compensation coverage written by unaffiliated insurance companies or agencies. The products are generally offered throughout the continental United States.
We experienced the following changes in written premium per policy:

	Growth Over Prior Year
	Quarter		Year-to-date
	2016	2015	2016	2015
WRITTEN PREMIUM PER POLICY
Personal Lines—auto	5%	4%	4%	4%
Commercial Lines	12%	9%	12%	7%
Property	(7)%	NA	NA	NA
NA = Not applicable; any Property business written by Progressive prior to April 1, 2015 was negligible.
The increased written premium per policy in our personal auto business included higher written premium per policy in both our Agency and Direct auto businesses. In addition to mix changes, the personal auto increase reflected rate increases taken during 2016. For our Commercial Lines business, the increase in written premium per policy primarily reflected a shift in a mix of business to our product tiers with higher average premiums. Adjusting rates in our vehicle businesses is a continuous process and we will continue to evaluate future rate needs and react quickly as we recognize changing trends at the state level. The decrease in our written premium per policy for our Property business partially reflects the disposition of our commercial property business in the exchange transaction, which had higher average written premium per policy than the residential property insurance acquired, along with growth in the renters business.

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

	Growth Over Prior Year
	2016	2015
RETENTION MEASURES
Personal Lines—auto
Policy life expectancy
Trailing 3-months	7%	0%
Trailing 12-months	6%	(4)%
Renewal ratio	0.1%	0.0%
Commercial Lines - policy life expectancy (trailing 12-months)	7%	12%
Although the trailing 3-month measure for personal auto does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving. The 3-month policy life expectancy in both our Agent and Direct auto businesses continue to experience the favorable trajectory that began in the latter half of 2015, primarily reflecting a mix shift and our competitive position in the market. In our Commercial Lines business, growth in policy life expectancy primarily reflects more rate stability and an improved competitive position.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$98.6	4.0%	$169.4	7.4%	$354.5	4.9%	$535.8	7.9%
Direct	84.4	3.5	100.9	4.9	237.5	3.4	287.2	4.7
Total Personal Lines	183.0	3.8	270.3	6.2	592.0	4.2	823.0	6.4
Commercial Lines	4.4	0.7	77.8	15.2	96.7	5.5	239.5	16.3
Property[1]	10.4	4.6	17.2	8.4	(27.7)	(4.3)	18.2	4.5
Other indemnity[2]	(0.8)	NM	(0.4)	NM	(1.6)	NM	(0.4)	NM
Total underwriting operations	$197.0	3.4%	$364.9	7.2%	$659.4	4.0%	$1,080.3	7.3%
1We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, pretax loss includes $15.5 million and $46.6 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.5 million and $31.2 million, respectively, for the three and nine months ended September 30, 2015.
2Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin decreased in both the third quarter and first nine months of 2016, compared to the same periods last year. Catastrophe losses and less favorable prior accident year development, which are discussed in more detail below, were the primary contributors to the decrease in underwriting profitability in our vehicle businesses and to the underwriting loss recognized in our Property business for the first nine months of 2016.
Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Underwriting Performance[1]	2016	2015	Change		2016	2015	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	76.4	72.8	3.6	pts.	75.5	72.6	2.9	pts.
Underwriting expense ratio	19.6	19.8	(0.2	) pts.	19.6	19.5	0.1 pts.
Combined ratio	96.0	92.6	3.4	pts.	95.1	92.1	3.0	pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	78.1	74.7	3.4	pts.	77.0	74.9	2.1	pts.
Underwriting expense ratio	18.4	20.4	(2.0	) pts.	19.6	20.4	(0.8	) pts.
Combined ratio	96.5	95.1	1.4	pts.	96.6	95.3	1.3	pts.
Total Personal Lines
Loss & loss adjustment expense ratio	77.2	73.7	3.5	pts.	76.2	73.7	2.5	pts.
Underwriting expense ratio	19.0	20.1	(1.1	) pts.	19.6	19.9	(0.3	) pts.
Combined ratio	96.2	93.8	2.4	pts.	95.8	93.6	2.2	pts.
Commercial Lines
Loss & loss adjustment expense ratio	78.2	63.5	14.7	pts.	72.4	62.0	10.4	pts.
Underwriting expense ratio	21.1	21.3	(0.2	) pts.	22.1	21.7	0.4	pts.
Combined ratio	99.3	84.8	14.5	pts.	94.5	83.7	10.8	pts.
Property[2]
Loss & loss adjustment expense ratio	63.8	59.1	4.7	pts.	70.7	63.4	7.3	pts.
Underwriting expense ratio[2]	31.6	32.5	(0.9	) pts.	33.6	32.1	1.5	pts.
Combined ratio[2]	95.4	91.6	3.8	pts.	104.3	95.5	8.8	pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	76.9	72.1	4.8	pts.	75.6	72.2	3.4	pts.
Underwriting expense ratio	19.7	20.7	(1.0	) pts.	20.4	20.5	(0.1	) pts.
Combined ratio	96.6	92.8	3.8	pts.	96.0	92.7	3.3	pts.
Accident year loss & loss adjustment expense ratio[4]	77.8	73.9	3.9	pts.	75.7	74.1	1.6	pts.
1Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months ended September 30, 2016. Underwriting expense and combined ratios include amortization expense predominately associated with the acquisition of a controlling interest in ARX of 6.8 points and 7.3 points for the three and nine months ended September 30, 2016, respectively, and 7.6 points and 7.7 points for the three and nine months ended September 30, 2015, respectively. In addition, for the nine months ended September 30, 2016, the results include 0.7 points of expense related to the loss on the exchange transaction (See Note 1 - Basis of Presentation for discussion). Excluding these additional expenses, for the three and nine months ended September 30, 2016, the Property business would have reported an expense ratio of 24.8 and 25.6, respectively, and combined ratio of 88.6 and 96.3, respectively. For the three and nine months ended September 30, 2015, the expense ratio would have been 24.9 and 24.4, respectively, and the combined ratio would have been 84.0 and 87.8, respectively.
3Combined ratios for the other indemnity businesses are not presented separately due to the lack of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.8 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, the other indemnity businesses generated an underwriting loss of $1.6 million and $0.4 million, respectively.
4The accident year ratio includes only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016	2015
Change in net loss and LAE reserves	$320.9	$113.2	$797.7	$522.4
Paid losses and LAE	4,077.3	3,541.1	11,756.9	10,117.7
Total incurred losses and LAE	$4,398.2	$3,654.3	$12,554.6	$10,640.1
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
Our total loss and loss adjustment expense ratio increased 4.8 points for the third quarter 2016, compared to the third quarter 2015, and 3.4 points on a year-to-date basis. Several factors that contributed to the year-over-year change are discussed below and include catastrophe losses, changes in severity and frequency, and less favorable prior accident year reserve development. For our Commercial Lines business, the increase in our year-over-year loss and LAE ratio for both the third quarter and first nine months was due to unfavorable development in both periods of 2016, compared to favorable development last year, as well as increases in frequency in our bodily injury coverage.
The following table shows our consolidated catastrophe losses incurred during the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016		2015
Vehicle businesses	$124.9	$12.2	$330.4		$121.9
Property business[1]	33.8	25.5	147.2		79.8
Total catastrophe losses incurred	$158.7	$37.7	$477.6		$201.7
Increase to combined ratio	2.8 pts.	0.7 pts.	2.9	pts.	1.4	pts.
1 We began reporting our Property business as a segment on April 1, 2015, when we acquired a controlling interest in ARX; therefore, the nine months ended September 30, 2015 only include results for six months and are not comparable to results reported for the nine months.

The catastrophe losses in 2016 were primarily due to severe storms in Louisiana, Texas, and Colorado. Although we reinsure some of our Property exposure, in general, the loss and LAE from a single catastrophic event has to exceed $50 million before we are covered by our property catastrophe excess of loss reinsurance and would have to exceed $175 million from severe thunderstorms in the aggregate for any calendar year before we would be covered by our catastrophe bond reinsurance. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
As of October 31, 2016, our current estimate of catastrophe losses as a result of Hurricane Matthew, primarily in Florida, Virginia, North and South Carolina, was approximately $85 million. About $40 million of these losses were in our vehicle businesses and $45 million in our Property business, net of ceded losses under our property catastrophe excess of loss reinsurance. The reinsurance coverage for our Property catastrophe losses also include certain related LAE, which are not included in the total catastrophe losses discussed above. By the end of October, nearly 60% of all these hurricane claims were closed.
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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) increased about 4% to 5% for both the three and nine months ended September 30, 2016, compared to the same prior year period. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased 5% for the third quarter and 1% year to date.

•	Auto property coverages increased with property damage up about 2% for both periods. Collision increased about 3% for the third quarter and 5% year to date.

•	Personal injury protection (PIP) increased about 6% to 7% for both periods.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar year basis, increased about 1% for the third quarter 2016 and stayed the same for the first nine months of 2016, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury and PIP increased 1% to 2% for both the third quarter and first nine months of 2016.

•
Auto property damage and collision increased less than 1% in the third quarter and decreased 1% to 2% for the first nine months, primarily due to lower levels of weather-related claims in the midwestern and northeastern states during the first quarter.

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

The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2016	2015	2016		2015
ACTUARIAL ADJUSTMENTS
Reserve decrease/(increase)
Prior accident years	$27.3	$18.6	$75.0		$64.1
Current accident year	(19.9)	22.3	(22.6)		51.3
Calendar year actuarial adjustment	$7.4	$40.9	$52.4		$115.4
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable/(Unfavorable)
Actuarial adjustment	$27.3	$18.6	$75.0		$64.1
All other development	25.2	73.7	(52.1)		214.9
Total development	$52.5	$92.3	$22.9		$279.0
(Increase)/decrease to calendar year combined ratio	0.9 pts.	1.8 pts.	0.1	pts.	1.9	pts.
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

Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced favorable development in both the third quarter and first nine months of 2016 and 2015.
Year-to-date 2016

•
Approximately $30 million of the favorable prior year reserve development was attributable to accident year 2015, partially offset by $26 million of unfavorable development attributable to accident year 2014; we had favorable development for 2013 and prior accident years.

•
Our Personal Lines and Property businesses incurred $9 million and $46 million, respectively, of favorable loss and LAE reserve development for the first nine months of 2016, partially offset by the unfavorable loss and LAE reserve development in our Commercial Lines business of $31 million. In our Property business, both the severity and frequency of late reported claims was less than anticipated.

•	Our personal auto product favorable development was in our Direct auto businesses.

•
Our personal auto and Commercial Lines businesses incurred unfavorable IBNR loss reserve development, primarily due to a higher severity and frequency of late reported claims than anticipated for accident year 2015, driven in part by storms in late December 2015, resulting in a greater number of claims being reported in January 2016 than anticipated.

•
In addition, our Commercial Lines business experienced unfavorable case reserve development for accident year 2014 primarily due to a higher severity than anticipated on our largest limits, while case reserve development for accident years 2015 and 2013 and prior was favorable.

Year-to-date 2015

•	Approximately $221 million of the favorable prior year reserve development was attributable to accident year 2014.

•	All of our businesses incurred favorable loss and LAE reserve development for the first nine months of 2015, including the newly acquired Property business.

•
Approximately $179 million of the favorable reserve development was in our personal auto product. Our Agency and Direct auto businesses accounted for approximately $93 million and $86 million, respectively, of the total favorable reserve development.

•	Our Commercial Lines business made up about $59 million of the favorable development.

•
In our personal auto and Commercial Lines businesses, we incurred favorable case loss reserve development primarily in bodily injury and uninsured motorist bodily injury coverages, due to lower than anticipated severity.

In our loss reserve analysis, we work to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices, primarily related to our vehicle businesses, can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on August 12, 2016.
Underwriting Expenses
Progressive’s policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned were 1.0 points lower for the third quarter, compared to the same period last year, and were relatively unchanged for the first nine months. The decrease in the third quarter 2016 primarily reflects a reduction in our advertising spend, when compared to the first half of 2016, which was just one part of our actions taken during the period designed to help meet our profitability goal.
C. Personal Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	11%	11%
Net premiums earned	12%	10%
Policies in force		6%
Progressive’s Personal Lines business writes insurance for personal autos and recreational vehicles and represented about 85% of our total third quarter net premiums written, compared to 86% last year. We currently write our Personal Lines products in all 50 states. We also offer our personal auto products (not special lines products) in the District of Columbia and Australia.
Personal auto represented 92% of our total Personal Lines net premiums written in the third quarter of both 2016 and 2015, and 91% for the first nine months of both years. These auto policies are primarily written for 6-month terms. While still a small percentage of our new business applications, we began writing some Agency auto policies for 12-month terms in conjunction with our Platinum offering, which bundles auto and homeowners and offers, but does not require, annual policies. The remaining Personal Lines business is comprised of special lines products (e.g., motorcycles, watercraft, and RVs), which are written for 12-month terms. The special lines products are typically used more during the warmer weather months and, therefore, could have a negative impact on our total Personal Lines underwriting profitability during those periods and a favorable impact during the off season.
Compared to September 30, 2015, policies in force grew 8% for auto and 3% for our special lines products. Net premiums written for personal auto increased 11% for the three and nine months ended September 30, 2016, compared to 10% and 8%, respectively, in the same periods of 2015. The special lines products net premiums written grew 6% and 4% for the three and nine months ended September 30, 2016, respectively, compared to a 1% decrease in the third quarter 2015 and a 4% increase for the nine months ended September 30, 2015.
Our total Personal Lines business generated combined ratios of 96.2 and 95.8 for the third quarter and first nine months of 2016, respectively, compared to 93.8 and 93.6 for the same periods in 2015. In the third quarter of both 2016 and 2015, 43 states and the District of Columbia were profitable. For the third quarter 2016, Louisiana was the only one of our top 10 states that did not report an underwriting profit for the period, due to the significant catastrophe losses incurred in the state, primarily related to flooding and wind storms. For the first nine months of 2016, both Texas and Louisiana reported underwriting losses due to the significant catastrophe losses incurred this year.
The special lines products have a seasonal impact on our total Personal Lines combined ratio. For the third quarter 2016 and 2015, the special lines products had about a 1.2 point and 0.6 point, respectively, unfavorable impact on the total Personal Lines combined ratio. On a year-to-date basis, the special lines products favorably impacted the Personal Lines ratio 0.3 points in 2016 and 0.9 points in 2015.
The Personal Lines business is comprised of the Agency business and the Direct business.
The Agency Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	9%	8%
Net premiums earned	8%	6%
Auto: policies in force		5%
new applications	16%	17%
renewal applications	1%	0%
written premium per policy	5%	5%
Auto: retention measures:
policy life expectancy - trailing 3-months	10%
trailing 12-months	7%
renewal ratio	0.2%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New applications increased on a year-over-year basis during the third quarter 2016, primarily as a result of our competitive position in the market, due to the roll out of our current product model, which features more preferred pricing along with more sophisticated pricing for customers who insure more than one product through Progressive. In third quarter 2016, we generated new Agency auto application growth in 36 states, as well as the District of Columbia. Five of our top 10 largest Agency states had new application growth in third quarter 2016.
Rate increases taken in our Agency auto business during 2016 contributed to the increase we experienced in written premium per policy. Written premium per policy for new and renewal Agency auto business increased 4% and 5%, respectively, for third quarter 2016, as compared to the same period last year.
On a year-over-year basis, Agency auto quotes were up for the third quarter and first nine months as we continued to roll out our latest product model. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 8% and 9% for the third quarter and first nine months of 2016, respectively.

The Direct Business

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	13%	14%
Net premiums earned	16%	15%
Auto: policies in force		10%
new applications	4%	13%
renewal applications	9%	9%
written premium per policy	5%	4%
Auto: retention measures:
policy life expectancy - trailing 3-months	5%
trailing 12-months	6%
renewal ratio	(0.1)%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New applications in the Direct channel continued to increase year over year reflecting demand by consumers to shop and buy on mobile devices and the Internet and competitors raising rates. New application growth slowed in the third quarter, compared to the first half of 2016, reflecting actions taken to meet our profit goal. In third quarter 2016, we generated new Direct auto application growth in 35 states. Six of our top 10 largest Direct states had new application growth in third quarter 2016.
Written premium per policy for new and renewal Direct auto business increased 4% and 6%, respectively, for third quarter 2016, as compared to the same period last year.
On a year-over-year basis, the total number of quotes in the Direct business decreased about 4% in the third quarter 2016, compared to an increase of about 10% year-to-date for similar reasons. The overall Direct business conversion rate increased about 10% in the third quarter and 2% for the first nine months, compared to prior year periods. On a year-to-date basis, our conversion rate increased about 2%, compared to prior year periods.

D. Commercial Lines

	Growth over prior year
	Quarter	Year-to-date
Net premiums written	21%	24%
Net premiums earned	23%	21%
Policies in force		12%
New applications	8%	17%
Renewal applications	8%	6%
Written premium per policy	12%	12%
Policy life expectancy - trailing 12-months	7%
Progressive’s Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses, with the majority of our customers insuring approximately two vehicles. Our Commercial Lines business represented about 11% of our total net premiums written for third quarter 2016, compared to 10% last year. Even though we continue to write our Commercial Lines business predominantly through the Agency channel, net premiums written through the Direct channel increased by 12% for third quarter 2016, compared to the same period last year.
We currently write our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. We plan to start writing in Hawaii in early 2017. The majority of our policies in this business are written for 12-month terms.
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Commercial Lines experienced an increase in new applications year over year, reflecting strong demand and improved competitiveness in our for-hire transportation and for-hire specialty market targets. In the third quarter 2016, we saw a decline in the new business growth compared to the growth we recognized in the first and second quarters of 2016, reflecting the actions we took during the quarter to raise rates and restrict business in an effort to focus on targeted growth in more profitable business markets.
A shift to new business with higher average written premiums contributed to the increase in written premium per policy in our Commercial Lines business for third quarter 2016. Written premium per policy for new Commercial Lines business was up approximately 13% as a result of these actions, while renewal business increased 11% over 2015.
E. Property

Growth over prior year
Quarter
Net premiums written	9%
Net premiums earned	11%
Policies in force	11%
New applications	19%
Renewal applications	8%
Written premium per policy	(7)%
Our Property business writes residential property insurance (single family homes, condominium unit owners, rental coverage, etc.) for homeowners, other property owners, and renters and primarily consists of the operations of the ARX organization. Our Property business represented 4% of our companywide net premiums written for the third quarter and year-to-date 2016. Since Progressive acquired a controlling interest in ARX in April 2015, comparisons on a year-over-year basis for the nine months ended September 30, 2016 are not meaningful. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” As of quarter end, ASI wrote homeowners and renters insurance, principally in the Agency channel, in 35 states and the District of Columbia for residential property and wrote flood insurance in 37 states and D.C. Property policies are generally written on a 12-month basis.
The growth in net premiums written reflects, in part, the termination of a quota share reinsurance contract during the second quarter 2016. Florida and Texas continue to comprise about half of our Property business premiums written based on 2016 year-to-date premium volume.
The increase in policies in force primarily reflects the addition of approximately 96,000 policies during the second quarter 2016, as a result of ARX entering into an exchange transaction in which ARX acquired 100% of the equity interest in an insurance subsidiary (and an affiliated company) that writes residential property insurance in Florida and disposed of 100% of the equity interest in an insurance subsidiary (and an affiliated company) that wrote commercial property insurance in three states (see Note 1 - Basis of Presentation for additional discussion). The commercial property business was not strategic to Progressive or ARX and presented a different risk profile from ASI's core residential property business. The exchange allowed us to divest this business to a company with a different strategic direction, while allowing us to grow the residential property business.
The exchange transaction and growth in our renters business contributed to the increase in the new application growth, as well as the decrease in the written premium per policy. The residential property business we acquired writes significantly more applications on average each month, but at much lower rates than the commercial business we disposed.
ASI has exposure to catastrophe losses in the states in which it writes business. To help mitigate these risks, ASI purchases reinsurance from unaffiliated reinsurance companies (most of which are “A” rated by A.M. Best) and from a reinsurance company established as part of a catastrophe bond transaction. In addition, ASI purchases state-mandated hurricane reinsurance in Florida. ASI cedes approximately 14% of the direct premiums written by it under these catastrophe reinsurance programs. In addition, ASI cedes about 8% of direct premiums written to the National Flood Insurance Program.
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

F. Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability businesses. We only had three professional liability policies in force as of September 30, 2016, although we continue to process claims on expired policies.
G. Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include commercial auto insurance procedures/plans (CAIP) and commission-based businesses.

H. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax return. We reported a net deferred tax liability at September 30, 2016, September 30, 2015, and December 31, 2015.
At September 30, 2016, we had current income taxes receivable of $6.2 million, which are reported as part of "other assets," and at September 30, 2015 and December 31, 2015, we had current income tax payable of $48.5 million and $25.1 million, respectively, which were reported as part of "other liabilities."
During the third quarter 2016, we purchased a renewable energy investment. In conjunction with this investment, we will receive federal tax benefits of $34.4 million for 2016, with $25.8 million reflected in net income as of September 30, 2016, and recognized an other-than-temporary impairment of $34.8 million, or $22.6 million after tax (discussed below).
There were no material changes in our uncertain tax positions during the quarter ended September 30, 2016.

IV. RESULTS OF OPERATIONS – INVESTMENTS
A. Investment Results
We report total return to reflect our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount for certain securities that receive preferential tax treatment (e.g., municipal securities), net realized gains (losses) on securities, and changes in net unrealized gains (losses) on investments.

Our investment portfolio produced an FTE total return of 1.3% for the three months ended September 30, 2016, compared to (0.4)% for the same period in 2015. Our fixed-income and common stock portfolios had FTE total returns of 0.9% and 4.1%, respectively, for the three months ended September 30, 2016, and 0.6% and (6.9)%, for the same period in 2015. The higher fixed-income returns in the third quarter of 2016, as compared to the third quarter of 2015, reflect a general decline in interest rates and narrowing of credit spreads (additional yield on non-treasury bonds relative to comparable treasury securities similar in maturity), which resulted in increased valuations. The higher common stock return for the third quarter of 2016, compared to the third quarter of 2015, reflected a higher overall equity market return during the quarter.

The following summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2016	2015	2016	2015
Pretax recurring investment book yield (annualized)	2.2%	2.4%	2.3%	2.4%
Weighted average FTE book yield (annualized)	2.5%	2.7%	2.6%	2.7%
FTE total return:
Fixed-income securities	0.9%	0.6%	3.3%	1.5%
Common stocks	4.1%	(6.9)%	8.4%	(5.3)%
Total portfolio	1.3%	(0.4)%	4.0%	0.6%
During the third quarter 2016, we purchased a renewable energy investment. The investment generates a return in part through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses, and distributions of positive cash flow. This investment is not considered part of our investment portfolio and is reflected in “other assets” on our balance sheets. During the quarter, we wrote down the value of the investment by $34.8 million, reflecting the fact that the future pretax cash flows are expected to be less than the original carrying value of the asset. Although the write-down is classified with our realized gains (losses) on securities, the loss is not included in determining our overall portfolio performance.

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2016	2015	2016	2015
Fixed-income securities:
U.S. Treasury Notes	0%	(1.1)%	0.5%	(0.3)%
Municipal bonds	0.3%	1.9%	3.8%	3.0%
Corporate bonds	1.0%	0.9%	5.7%	2.4%
Commercial mortgage-backed securities	1.1%	1.1%	4.9%	2.2%
Collateralized mortgage obligations	0.8%	0.6%	2.2%	1.6%
Asset-backed securities	1.0%	0.4%	2.3%	1.1%
Agency residential pass-through obligations	0.4%	1.9%	3.5%	1.0%
Agency debt	0.1%	0.3%	0.1%	0.3%
Preferred stocks	5.6%	(1.1)%	10.0%	1.0%
Common stock portfolios:
Indexed	4.2%	(6.6)%	8.1%	(4.6)%
Actively managed	3.4%	(8.9)%	13.6%	(9.4)%

B. Portfolio Allocation
The composition of the investment portfolio at September 30, 2016 and 2015, and December 31, 2015 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2016
Fixed maturities	$13,916.9	59.2%	2.4	A
Nonredeemable preferred stocks	860.1	3.6	3.1	BBB-
Short-term investments	5,876.2	25.0	0.1	AA+
Total fixed-income securities	20,653.2	87.8	1.8	A+
Common equities	2,868.0	12.2	na	na
Total portfolio[2,3]	$23,521.2	100.0%	1.8	A+
September 30, 2015
Fixed maturities	$15,622.1	74.4%	2.1	A+
Nonredeemable preferred stocks	775.6	3.7	2.6	BBB-
Short-term investments	2,132.0	10.1	<0.1	AA
Total fixed-income securities	18,529.7	88.2	1.9	A+
Common equities	2,483.9	11.8	na	na
Total portfolio[2,3]	$21,013.6	100.0%	1.9	A+
December 31, 2015
Fixed maturities	$15,332.2	73.2%	2.1	A+
Nonredeemable preferred stocks	782.6	3.7	2.6	BBB-
Short-term investments	2,172.0	10.4	<0.1	A+
Total fixed-income securities	18,286.8	87.3	1.9	A+
Common equities	2,650.5	12.7	na	na
Total portfolio[2,3]	$20,937.3	100.0%	1.9	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2016 and 2015, $185.3 million and $149.9 million, respectively, were included in "other liabilities" and $23.1 million was in "other assets" at December 31, 2015.
3The total fair value of the portfolio at September 30, 2016 and 2015, and December 31, 2015 included $1.0 billion, $1.0 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

During the first nine months of 2016, our short-term portfolio increased while our holdings of U.S. Treasuries fell. One primary cause was the fact that we held a large position in U.S. Treasuries that matured in the first quarter of 2016.  In addition to that, other factors such as strong cash inflow from operations, our issuance of debt, and portfolio duration management also contributed to the shift.

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

The following table shows the composition of our Group I and Group II securities at September 30, 2016 and 2015, and December 31, 2015:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2016
Group I securities:
Non-investment-grade fixed maturities	$427.1	1.8%
Redeemable preferred stocks[1]	151.6	0.7
Nonredeemable preferred stocks	860.1	3.6
Common equities	2,868.0	12.2
Total Group I securities	4,306.8	18.3
Group II securities:
Other fixed maturities[2]	13,338.2	56.7
Short-term investments	5,876.2	25.0
Total Group II securities	19,214.4	81.7
Total portfolio	$23,521.2	100.0%
September 30, 2015
Group I securities:
Non-investment-grade fixed maturities	$616.0	2.9%
Redeemable preferred stocks[1]	167.2	0.8
Nonredeemable preferred stocks	775.6	3.7
Common equities	2,483.9	11.8
Total Group I securities	4,042.7	19.2
Group II securities:
Other fixed maturities[2]	14,838.9	70.7
Short-term investments	2,132.0	10.1
Total Group II securities	16,970.9	80.8
Total portfolio	$21,013.6	100.0%
December 31, 2015
Group I securities:
Non-investment-grade fixed maturities	$611.7	2.9%
Redeemable preferred stocks[1]	155.1	0.7
Nonredeemable preferred stocks	782.6	3.7
Common equities	2,650.5	12.7
Total Group I securities	4,199.9	20.0
Group II securities:
Other fixed maturities[2]	14,565.4	69.6
Short-term investments	2,172.0	10.4
Total Group II securities	16,737.4	80.0
Total portfolio	$20,937.3	100.0%
 1Includes non-investment-grade redeemable preferred stocks of $77.7 million, $84.6 million, and $75.9 million at September 30, 2016 and 2015, and December 31, 2015, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $73.9 million, $82.6 million, and $79.2 million at September 30, 2016 and 2015, and December 31, 2015, respectively.
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

Unrealized Gains and Losses
As of September 30, 2016, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,630.3 million, compared to $1,202.1 million and $1,247.8 million at September 30, 2015 and December 31, 2015, respectively.
The net unrealized gains in our fixed-income portfolio increased $133.2 million and $246.8 million since September 30, 2015 and December 31, 2015, respectively. The changes in both periods were the result of valuation increases in all fixed-income sectors as interest rates and credit spreads declined, partially offset by sales of securities with net realized gains in our U.S. Treasury, municipal, corporate, and nonredeemable preferred stock portfolios. The net unrealized gains in our common stock portfolio increased $295.0 million and $135.7 million since September 30, 2015 and December 31, 2015, respectively, reflecting changes in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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

The write-down activity recorded in the comprehensive income statement was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2016
Redeemable preferred stocks[1]	$25.4	$0	$25.4	$25.4	$0	$25.4
Common equities	1.4	0	1.4	1.6	0	1.6
Total investment portfolio	26.8	0	26.8	27.0	0	27.0
Other assets[2]	34.8	0	34.8	34.8	0	34.8
Total write-downs	$61.6	$0	$61.6	$61.8	$0	$61.8
2015
Common equities	$13.6	$0	$13.6	$23.2	$(0.2)	$23.0
Total write-downs	$13.6	$0	$13.6	$23.2	$(0.2)	$23.0
1Reflects a change in our intent to hold the securities to a recovery of their respective cost bases.
2Reflects an impairment of a renewable energy investment under which the future pretax cash flows are expected to be less than the carrying value of the asset.
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2016, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$1,590.7	$4.5	$0	$0	$0	$0
Unrealized loss for 12 months or greater	1,863.0	36.2	0	0	0	0
Total	$3,453.7	$40.7	$0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$49.5	$4.2	$1.9	$0.1	$0	$0
Unrealized loss for 12 months or greater	3.9	0.2	0	0	0	0
Total	$53.4	$4.4	$1.9	$0.1	$0	$0
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	September 30, 2016		September 30, 2015		December 31, 2015
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$18,710.0	94.5%	$16,142.2	90.9%	$16,136.0	92.2%
Long term	118.2	0.6	159.8	0.9	109.3	0.6
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	948.3	4.8	1,434.0	8.1	1,246.3	7.1
Long term	16.6	0.1	18.1	0.1	12.6	0.1
Total	$19,793.1	100.0%	$17,754.1	100.0%	$17,504.2	100.0%
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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $504.8 million, $700.6 million, and $687.6 million at September 30, 2016 and 2015, and December 31, 2015, respectively.
A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio's duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 1.8 years at September 30, 2016, compared to 1.9 years at both September 30, 2015 and December 31, 2015, reflecting our preference for shorter duration positioning during times of low interest rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2016	September 30, 2015	December 31, 2015
1 year	28.9%	29.3%	28.4%
2 years	15.6	14.4	15.6
3 years	22.6	16.2	18.1
5 years	22.8	28.4	27.7
10 years	9.9	10.9	10.4
20 years	(0.1)	0.7	0.1
30 years	0.3	0.1	(0.3)
Total fixed-income portfolio	100.0%	100.0%	100.0%

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
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first nine months of both 2016 and 2015.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2016	September 30, 2015	December 31, 2015
AAA	37.1%	39.0%	37.2%
AA	18.1	16.1	14.2
A	14.8	13.2	15.3
BBB	23.9	22.1	24.7
Non-investment grade/non-rated[1]	6.1	9.6	8.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.9% of the total fixed-income portfolio at September 30, 2016, compared to 6.3% at September 30, 2015 and 3.8% at December 31, 2015.

The changes in credit quality profile from September 30, 2015 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. At September 30, 2016, we were within all of the constraints described above.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first nine months of 2016, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.9 billion, or 28%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2016 and all of 2017. Cash from interest and dividend payments provides an additional source of recurring liquidity.

Included in the fixed-income portfolio are U.S. government obligations, which include U.S. Treasury Notes and interest rate swaps. Although the interest rate swaps are not obligations of the U.S. government, they are recorded in this portfolio as the change in fair value is correlated to movements in the U.S. Treasury market. The duration of these securities was comprised of the following at September 30, 2016:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$189.0	1.3
Two to five years	370.3	3.8
Five to ten years	175.3	6.5
Total U.S. Treasury Notes	734.6	3.8
Interest Rate Swaps
Five to ten years ($315 notional value)	0	(6.8)
Total U.S. government obligations	$734.6	0.9
The interest rate swap positions show a fair value of zero as they are in an overall liability position of $13.0 million, which is fully collateralized by cash payments to the counterparty. The positions are reported in the “other liabilities” section of the consolidated balance sheets. The negative duration of the interest rate swaps is due to the positions being short interest-rate exposure (i.e., receiving a variable-rate coupon on the interest rate swaps). In determining duration, we add the interest rate sensitivity of our interest rate swap positions to that of our Treasury holdings, but do not add the notional value of the swaps to our Treasury holdings in order to calculate an unlevered duration for the portfolio. As of September 30, 2016, we had no treasury futures.
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$641.5	$(2.8)	10.8%	0.7	A
Alt-A collateralized mortgage obligations[1]	191.5	(0.5)	3.2	1.4	BBB
Collateralized mortgage obligations	833.0	(3.3)	14.0	0.8	A-
Home equity (sub-prime bonds)	761.2	13.1	12.7	<0.1	BBB
Residential mortgage-backed securities	1,594.2	9.8	26.7	0.4	BBB+
Agency residential pass-through obligations	44.1	0.5	0.7	2.6	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,128.9	26.4	35.7	3.8	A-
Commercial mortgage-backed securities: interest only	149.5	2.6	2.5	2.6	AAA-
Commercial mortgage-backed securities	2,278.4	29.0	38.2	3.7	A
Other asset-backed securities:
Automobile	1,029.0	2.1	17.3	1.0	AAA-
Credit card	236.5	0	4.0	0.6	AAA
Other[2]	779.9	5.5	13.1	1.2	AA
Other asset-backed securities	2,045.4	7.6	34.4	1.0	AAA-
Total asset-backed securities	$5,962.1	$46.9	100.0%	1.9	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$605.5	$(1.2)	9.4%	1.0	A
Alt-A collateralized mortgage obligations[1]	288.3	0.9	4.5	1.3	BBB
Collateralized mortgage obligations	893.8	(0.3)	13.9	1.1	A-
Home equity (sub-prime bonds)	915.6	8.1	14.2	<0.1	BBB-
Residential mortgage-backed securities	1,809.4	7.8	28.1	0.5	BBB
Agency residential pass-through obligations	111.9	(0.3)	1.7	5.2	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,478.2	18.3	38.4	3.1	A+
Commercial mortgage-backed securities: interest only	185.4	3.5	2.9	2.7	AAA-
Commercial mortgage-backed securities	2,663.6	21.8	41.3	3.1	AA-
Other asset-backed securities:
Automobile	967.2	1.3	15.0	1.1	AAA-
Credit card	203.0	0	3.2	0.5	AAA
Other[2]	692.2	1.3	10.7	0.8	AA+
Other asset-backed securities	1,862.4	2.6	28.9	0.9	AAA-
Total asset-backed securities	$6,447.3	$31.9	100.0%	1.8	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2015
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$583.2	$(3.1)	9.4%	0.9	A-
Alt-A collateralized mortgage obligations[1]	269.2	0.2	4.3	1.2	BBB
Collateralized mortgage obligations	852.4	(2.9)	13.7	1.0	A-
Home equity (sub-prime bonds)	874.3	4.4	14.0	<0.1	BBB-
Residential mortgage-backed securities	1,726.7	1.5	27.7	0.4	BBB
Agency residential pass-through obligations	89.3	(1.0)	1.4	4.8	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,476.7	(13.8)	39.7	3.4	A+
Commercial mortgage-backed securities: interest only	176.5	1.3	2.9	2.6	AAA-
Commercial mortgage-backed securities	2,653.2	(12.5)	42.6	3.3	A+
Other asset-backed securities:
Automobile	925.4	(2.2)	14.8	1.0	AAA-
Credit card	140.0	(0.2)	2.2	0.5	AAA
Other[2]	702.5	(1.3)	11.3	0.7	AA+
Other asset-backed securities	1,767.9	(3.7)	28.3	0.8	AAA-
Total asset-backed securities	$6,237.1	$(15.7)	100.0%	1.8	A+
1Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
2Includes equipment leases, manufactured housing, and other types of structured debt.

The decrease in asset-backed securities since December 31, 2015, is primarily due to maturities in the residential mortgage-backed sector and a combination of maturities and security sales in the commercial mortgage-backed sector. The increase in the other asset-backed sector was due to purchases of automobile receivables, credit card receivables, and other asset-backed securities which were of high credit quality.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at September 30, 2016, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2016)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$167.1	$23.1	$84.4	$274.6	33.0%
AA	36.9	35.2	9.8	81.9	9.8
A	69.8	18.6	0	88.4	10.6
BBB	35.3	34.5	164.8	234.6	28.2
Non-investment grade	73.4	80.1	0	153.5	18.4
Total	$382.5	$191.5	$259.0	$833.0	100.0%
Increase (decrease) in value	(0.9)%	(0.3)%	0.9%	(0.2)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMOs, $119.1 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $34.4 million, or 4.1% of our total CMOs, are not rated by the NAIC and are classified as Group I.
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

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at September 30, 2016, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at September 30, 2016)
($ in millions) Rating[1]	Total	% of Total
AAA	$38.5	5.1%
AA	5.1	0.7
A	275.8	36.2
BBB	99.7	13.1
Non-investment grade	342.1	44.9
Total	$761.2	100.0%
Increase (decrease) in value	1.8%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our home-equity securities, $283.7 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $58.4 million, or 7.7% of our total home-equity securities, are not rated by the NAIC and are classified as Group I.

In our view, the market for home-equity loan-backed bonds continued to be attractive, offering greater return potential than other sectors with comparable risk characteristics. We look to add securities where we expect a very low potential for losses given the substantial credit support. We were unable to meaningfully add to this portfolio during the quarter because of decreased supply and increased investor interest. Moreover, the market is shrinking due to amortization and pay downs of underlying loans, which contributed to our lower fair value at September 30, 2016.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2016)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$196.3	$22.7	$25.1	$0	$11.0	$255.1	11.2%
Single-borrower	212.4	279.7	447.8	875.8	58.1	1,873.8	82.2
Total CMBS bonds	408.7	302.4	472.9	875.8	69.1	2,128.9	93.4
IO	148.1	0	0	0	1.4	149.5	6.6
Total fair value	$556.8	$302.4	$472.9	$875.8	$70.5	$2,278.4	100.0%
% of Total fair value	24.4%	13.3%	20.8%	38.4%	3.1%	100.0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBS bonds, $57.1 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $12.0 million, or 0.6% of our total CMBS bonds, are not rated by the NAIC and are classified as Group I.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we increased our CMBS bond portfolio by $81.9 million, which increased our allocation of single-borrower CMBS from 79.6% to 82.2% and reduced our allocation of multi-borrower CMBS from 13.2% to 11.2%. Duration increased from 3.5 to 3.8 years during the quarter. The weighted average credit quality was A- at September 30, 2016 and A at June 30, 2016.

With the exception of $145.3 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at September 30, 2016 and 2015, and December 31, 2015, were $2,566.0 million, $3,067.9 million, and $2,721.4 million, respectively, of state and local government obligations. These securities had a duration of 3.1 years at September 30, 2016, compared to 3.6 years at September 30, 2015 and 3.2 years at December 31, 2015, respectively; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had a net unrealized gain of $57.1 million at September 30, 2016, compared to $42.9 million and $43.8 million at September 30, 2015 and December 31, 2015, respectively.

The following table details the credit quality rating of our municipal securities at September 30, 2016, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2016)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$384.9	$487.5	$872.4
AA	432.2	887.8	1,320.0
A	1.7	344.7	346.4
BBB	5.8	21.4	27.2
Total	$824.6	$1,741.4	$2,566.0

Included in revenue bonds were $848.2 million of single family housing revenue bonds issued by state housing finance agencies, of which $617.6 million were supported by individual mortgages held by the state housing finance agencies and $230.6 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

The decrease in municipal securities since December 31, 2015 was due to sales activity, as municipal valuations rose, allowing us to capture realized gains and deploy capital to other sectors.
CORPORATE SECURITIES
Included in our fixed-income securities at September 30, 2016 and 2015, and December 31, 2015, were $4,403.3 million, $3,799.5 million, and $3,691.6 million, respectively, of corporate securities. These securities had a duration of 3.2 years at September 30, 2016, compared to 3.5 years at December 31, 2015 and 3.7 years at September 30, 2015, and a weighted average credit quality rating of BBB at September 30, 2016, December 31, 2015, and September 30, 2015. These securities had net unrealized gains of $75.1 million and $2.0 million at September 30, 2016 and 2015, respectively, and net unrealized losses of $21.7 million at December 31, 2015.

We increased our allocation to corporate securities throughout the third quarter. We were able to add a significant amount of shorter maturity corporate bonds at attractive valuations as the forthcoming money market reform caused a temporary decrease in demand for these bonds.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at September 30, 2016)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0.2	$0.8	$396.3	$1,435.0	$129.4	$1,961.7
Industrial	0	0.4	104.4	819.8	79.6	1,004.2
Communications	0	0	65.5	210.4	26.5	302.4
Financial Services	51.2	31.9	262.9	321.6	84.5	752.1
Agency	0.5	1.0	0	0	0	1.5
Technology	0	6.8	26.3	66.1	0.9	100.1
Basic Materials	0	0	0	49.3	0	49.3
Energy	0	56.3	97.4	78.3	0	232.0
Total	$51.9	$97.2	$952.8	$2,980.5	$320.9	$4,403.3
At September 30, 2016, we held $787.7 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. ($245.1 million) and other European countries ($542.6 million), primarily in the consumer, financial, and communications industries. Between the Brexit vote and the end of third quarter 2016, our U.K. holdings have not experienced any significant negative price movement. We had no direct exposure to southern European-domiciled companies at September 30, 2016.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2016, we held $225.5 million in redeemable preferred stocks and $860.1 million in nonredeemable preferred stocks, compared to $249.8 million and $775.6 million, respectively, at September 30, 2015, and $234.3 million and $782.6 million at December 31, 2015.
Our preferred stock portfolio had net unrealized gains of $150.7 million, $118.3 million, and $81.4 million, at September 30, 2016 and 2015, and December 31, 2015, respectively.

Our preferred stock securities continued to have strong returns during the quarter. We continue to view preferred stocks as an attractive sector.  However, we took advantage of higher valuations to reduce some of our positions during the quarter.

Approximately 76% of our preferred stock securities are fixed-rate securities, and 24% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Of our fixed-rate securities, approximately 98% will convert to floating-rate dividend payments if not called at their initial call date, providing some protection against extension risk in the event the issuer elects not to call such securities at their initial call date.

Our preferred stock portfolio had a duration of 2.2 years at September 30, 2016 and September 30, 2015, and 2.1 years at December 31, 2015. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The weighted average credit quality rating was BBB- at September 30, 2016, September 30, 2015, and December 31, 2015. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at September 30, 2016)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$73.0	$416.3	$240.1	$729.4
Foreign banks	0	0	34.7	34.7
Insurance holdings	0	40.2	38.8	79.0
Other financial institutions	49.3	36.2	27.2	112.7
Total financial services	122.3	492.7	340.8	955.8
Industrials	0	60.4	39.0	99.4
Utilities	0	30.4	0	30.4
Total	$122.3	$583.5	$379.8	$1,085.6
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2016, all of our preferred securities continued to pay their dividends in full and on time. Approximately 75% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At September 30, 2016, we held $34.7 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in the U.K. ($13.6 million) and other European countries ($21.1 million). As with our corporate bonds, we did not experience any significant declines in the value of these preferred stocks between the Brexit vote and the end of the most recent quarter. We had no direct exposure to southern European-domiciled companies at September 30, 2016.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2016		September 30, 2015		December 31, 2015
Indexed common stocks	$2,736.9	95.4%	$2,203.2	88.7%	$2,532.3	95.5%
Managed common stocks	130.7	4.5	280.4	11.2	117.9	4.4
Total common stocks	2,867.6	99.9	2,483.6	99.9	2,650.2	99.9
Other risk investments	0.4	0.1	0.3	0.1	0.3	0.1
Total common equities	$2,868.0	100.0%	$2,483.9	100.0%	$2,650.5	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 857 out of 1,000, or 86%, of the common stocks comprising the Russell 1000 Index at September 30, 2016, which made up 95% of the total market capitalization of the index.
The actively managed common stock portfolio is currently managed by one external investment manager. At September 30, 2016, the fair value of the actively managed portfolio was $130.7 million, compared to a cost basis of $106.5 million.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments
We use interest rate swaps and treasury futures to manage the fixed-income portfolio. We had $315 million notional value swaps open at September 30, 2016, compared to $750 million notional value at both September 30, 2015 and December 31, 2015. We closed interest rate swap positions with a notional value of $435 million during 2016. For third quarter 2016, we recorded a net realized gain of $1.7 million on the open position, compared to a $27.9 million net realized loss recorded on the open positions during third quarter 2015. During third quarter 2016, we opened and closed treasury future positions and recorded a net realized gain of $0.1 million. We did not have any open treasury future positions at September 30, 2016 or 2015, or December 31, 2015.

See Note 2 - Investments for further discussion on our derivative instruments.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in general economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions; the accuracy and adequacy of our pricing, loss reserving, and claims methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; severe weather conditions and other catastrophe events; the effectiveness of our reinsurance programs; changes in vehicle usage and driving patterns, which may be influenced by oil and gas prices; changes in residential occupancy patterns and the effects of the emerging "sharing economy"; advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; restrictions on our subsidiaries' ability to pay dividends to The Progressive Corporation; possible impairment of our goodwill or intangible assets if future results do not adequately support either, or both, of these items; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 1.8 years and 1.9 years at September 30, 2016 and December 31, 2015, respectively. The weighted average beta of the equity portfolio was 1.01 at September 30, 2016, compared to 0.99 at December 31, 2015. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2016 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	118,703	$33.55	66,016,079	8,983,921
August	297,156	32.40	66,313,235	8,686,765
September	1,210,712	31.34	67,523,947	7,476,053
Total	1,626,571	$31.70
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2016, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively deploy underleveraged capital.

Item 5. Other Information.
I. OTHER
The letter to shareholders with respect to our third quarter 2016 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 72.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 3, 2016	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, S. Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, S. Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from S. Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith