Form 10-K
period 2016-12-31
PROGRESSIVE CORP/OH/
filed 2017-03-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2016: $19,214,447,523
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2017: 580,803,030

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2017, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2016, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has insurance and non-insurance subsidiaries and affiliates. Our insurance subsidiaries and affiliates provide personal and commercial auto insurance, residential property insurance, and other specialty property-casualty insurance and related services. Our vehicle insurance products protect our customers against losses due to physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our residential property insurance products protect our customers against losses due to damages to their structure or possessions within the structure, as well as liability for accidents occurring in the structure or on the property. Our non-insurance subsidiaries and affiliates generally support our insurance and investment operations. We operate our vehicle businesses and our property business in a majority of the United States. We also sell personal auto physical damage and auto property damage liability insurance in Australia.
The Progressive Corporation acquired a controlling interest in ARX Holding Corp. (“ARX”), the parent company of American Strategic Insurance and other insurance subsidiaries and affiliates (“ASI”) in April 2015, and we now write residential property insurance for homeowners, other property owners, and renters. As a result of this acquisition, we began reporting the Property business as a separate segment as of the acquisition date.
The Progressive Corporation and the other ARX stockholders and stock option holders are parties to a stockholders’ agreement, which addresses the parties’ respective rights and obligations. Among other provisions, the stockholders’ agreement allows, and in certain circumstances requires, The Progressive Corporation to acquire 100% of the outstanding equity of ARX by the end of 2021. These provisions are described in Note 15 – Redeemable Noncontrolling Interest to our financial statements included in our 2016 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the “Annual Report”). Until The Progressive Corporation owns 100% of the outstanding equity of ARX, the interests of the minority stockholders in ARX’s income and assets are reflected in our financial statements as noncontrolling interest.
(b) Financial Information About Segments
Incorporated by reference from Note 10 – Segment Information in our Annual Report.
(c) Narrative Description of Business
We had net premiums written of $23.4 billion in 2016, compared to $20.6 billion in 2015, and $18.7 billion in 2014. Our combined ratio, which we calculate by dividing the sum of our loss and loss adjustment expenses, policy acquisition costs, and other underwriting expenses, less fees and other revenues, by our net premiums earned, was 95.1 in 2016, 92.5 in 2015, and 92.3 in 2014.
Organization
Our operations are run by our executive team, which consists of our Chief Executive Officer and the heads of our major business areas that report to the CEO, including a Chief Financial Officer, Chief Investment Officer, Chief Legal Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer, along with the Presidents of Personal Lines, Commercial Lines, Claims, and Customer Relationships. Our Property business is headed by the President and Chief Executive Officer of ARX, who reports to the ARX Board of Directors; Progressive appoints three of the five members of the ARX Board.
Our insurance and claims organizations are generally managed on a state-by-state basis, due to the nature of insurance, legal and regulatory requirements, and other local factors, and are supplemented by national operations and supported by our corporate functions. State-specific organizations typically report to a regional general manager, who then reports to the applicable group president. Separate managers and organizations are responsible for our California Agency and Australian operations.
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2016, we wrote personal auto insurance in all 50 states and the District of Columbia and we write the majority of our special lines products in all 50 states. We also write personal auto insurance in Australia. The Personal Lines business accounted for 85% of total net premiums written in 2016, 86% in 2015, and 90% in 2014.
The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•
Personal auto insurance represented approximately 92% of our total Personal Lines net premiums written in 2016, 2015, and 2014. We ranked fourth in market share in the U.S. private passenger auto market for 2015 based on net premiums written and believe that we continued to hold that position for 2016. There are approximately 300 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $2.0 billion of premiums annually, comprise about 80% of this market. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

•
Special lines products include insurance for motorcycles, ATVs, RVs, manufactured homes, watercraft, snowmobiles, and similar items, and represented about 8% of our Personal Lines net premiums written for 2016, 2015, and 2014. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest providers of most of these products, and that we have been the market share leader for the motorcycle product since 1998.

Our Personal Lines products are sold through both the Agency and Direct channels.

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 51% of our Personal Lines volume in 2016, compared to 52% in 2015 and 54% in 2014.

•
The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The total net premiums written by the Direct business represented 49% of our Personal Lines volume in 2016, compared to 48% in 2015 and 46% in 2014.

Our Personal Lines strategy is to be a competitively priced provider of a broad range of personal auto and special lines insurance products with distinctive service, distributed through whichever channel the customer prefers, and combined with property insurance and other products when appropriate to match our customers’ needs. Volume potential is driven by our price competitiveness, brand recognition, quality service, and the actions of our competitors, among other factors. See “Competitive Factors” below for further discussion.

We seek to refine our personal auto segmentation, underwriting models, and pricing over time. In mid-2016, we introduced our next generation auto product and will continue to roll this product out during 2017. This product version expands our use of prior claims information, adds billing and vehicle history segmentation, and expands our tiering mechanisms to afford more competitive rates for new business while providing more stable rates for our longer-tenured customers.

We also continue to invest to bring Snapshot®, our usage-based insurance program, to more customers. Snapshot provides customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior. During 2016, we launched the Snapshot mobile app, which supplements the current device that customers plug into their cars. This new app improves the user experience while also reducing monitoring costs. Snapshot is currently available to our auto customers nationwide, except in California and North Carolina due to the regulatory environment.

In addition, our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers in a strategy we call the Destination Era. In this program, we seek to leverage our Property business and products offered by unaffiliated third parties, to offer our customers access to a range of products addressing their diverse insurance needs and, if the customer chooses, to “bundle” multiple products together. Bundled products are becoming an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the market, and our experience is that they tend to stay with us longer and generally have lower claims costs. Our Destination Era strategy involves a number of initiatives, including:

•	In the Direct channel, Progressive Home Advantage® (PHA) is the program in which we bundle our auto product with homeowners and renters insurance provided by unaffiliated insurance carriers or ASI.

•
Together with ASI as our exclusive provider, we also offer a PHA program in our Agency business. Our two organizations now have dedicated, coordinated sales teams focusing on auto/home (and auto/renters) bundled growth in this channel.

•
In addition, we offer the Platinum product to those select agents who have the appropriate customers and believe our bundled offering is a "must have" for their agency. This product is a single offering that combines home insurance from ASI and auto insurance from Progressive with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. During 2016, we expanded Platinum in both the number of agents that have access to the product as well as the number of states where it is available.

•	Our special lines products and umbrella insurance can be combined with any of the auto, home, or renters coverages that we offer, in either the Direct or Agency businesses.

•
As our mix of Direct customers shifts towards more complex, multi-product customers, we are further expanding the roster of products that we make available to consumers through other companies. As a result, visitors to our website can now be connected to unaffiliated insurance carriers that provide life, health, or travel insurance, among others insurance products, as well as to third parties providing vehicle extended warranties, or finance or refinance products.

Commercial Lines
The Commercial Lines segment writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominately by small businesses as a part of the commercial auto market. We offer these products in 49 states; we do not currently write Commercial Lines products in Hawaii or the District of Columbia. This business represented 11% of our total net premiums written in 2016 and 2015 and 10% in 2014. Our Commercial Lines customers on average insure approximately two vehicles. Even though we continue to write over 90% of our Commercial Lines business through the Agency channel, we are seeing more small business owners purchasing their insurance on a direct basis. For 2016, net premiums written through the Direct channel increased by 14%.
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
Just as in the personal auto business, we also want to be the destination insurer for small business owners. Through our Progressive Advantage® program, we offer our commercial auto customers general liability and business owners' policies and workers' compensation coverage written by unaffiliated insurance companies or agencies. The products are generally offered throughout the continental United States.
During 2016, we provided commercial auto and claims service to an Uber Technologies subsidiary on a pilot basis in Texas. We are learning alongside a leading technology platform in the sharing economy, while simultaneously creating new auto insurance opportunities with ridesharing and other vehicle matching service models. We will continue to evaluate this relationship before we expand to other states.
There are approximately 325 competitors in the total U.S. commercial auto market. We primarily compete with about 45 other large companies/groups, each with about $150 million or more of commercial auto premiums written annually. These leading commercial auto insurers comprise about 80% of this market. Our Commercial Lines business ranked number one in the commercial auto insurance market for 2015 based on net premiums written, and we believe that we continued to hold that position for 2016.

Property
ASI, one of the 20 largest homeowners carriers in the United States, specializes in residential property insurance, personal umbrella insurance, and primary and excess flood insurance. There are approximately 375 competitors in the homeowners insurance market nationwide. The top 20 carriers comprise about 75% of the market.
Our Property segment writes homeowners and renters insurance, primarily in the Agency channel in 38 states and the District of Columbia. ASI also acts as a participant in the "Write Your Own" program for the National Flood Insurance Program under which they write flood insurance in 40 states and the District of Columbia. Property policies are generally written on a 12-month basis. As discussed above, ASI's Property business is an important component of our Destination Era strategy.
Our Property business represented about 4% of our total net premiums written in 2016 and 3% in 2015. We tend to see more business written during the second and third quarters based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. For 2016, Texas and Florida comprised 56% of our Property business based on direct premiums written.
ASI has exposure to losses from catastrophes and other severe storms. To help mitigate these risks, ASI enters into reinsurance arrangements. See the "Reinsurance" section below for further discussion of our reinsurance programs.
Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability business. We had only three professional liability policies in force as of December 31, 2016, although we continue to process claims on expired policies.
Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•
Commercial Automobile Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in 42 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. Reimbursements to us from the CAIP plans are required by state laws and regulations, subject to contractual service standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-based businesses – We earn commissions as an agent for other insurance companies, as follows:
In our Direct business, we offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies on a nationwide basis. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
In our Commercial Lines business, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of December 31, 2016. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Reinsurance
We cede a portion of our direct premiums written to reinsurance plans. We participate in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility, as well as act as a servicing agent for state-mandated involuntary plans for commercial vehicles (CAIP plans) and as a participant in the "Write Your Own" program for federally regulated plans for flood (National Flood Insurance Program), all of which are governed by insurance regulations. We also have voluntary contractual arrangements that primarily relate to the Property business underwritten by insurance subsidiaries of ARX.
The reinsurance program in our Property business is designed to reduce overall risk while, to an extent, protecting capital from the costs associated with catastrophes. This reinsurance program has two parts:  an occurrence excess of loss program and an aggregate stop-loss agreement, generally from unaffiliated reinsurance companies, most of which are "A" rated by A.M. Best. The occurrence excess of loss program supports the goal of maintaining adequate capital within ARX’s insurance subsidiaries while sustaining at least two one-in-one hundred year events in a single contract period. It contains several layers: privately-placed reinsurance, a catastrophe bond, and coverage obtained through the Florida Hurricane Catastrophe Fund, among other arrangements. ARX is responsible for all losses where the losses and loss adjustment expenses (LAE) do not reach the reinsurance threshold of $50 million, and for the first $50 million in loss and LAE from each of the first and second events in the same contract period that exceed the threshold. ASI may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum limits of the reinsurance coverage.
ARX also entered into an aggregate stop-loss agreement, effective January 1, 2017, that covers all losses except those from named storms (both hurricanes and tropical storms) and liability claims. This agreement provides $200 million of coverage if ARX’s insurance subsidiaries net loss and LAE ratio for the full year exceeds 63%. The aggregate stop-loss agreement reduces the likelihood that ARX will experience a net underwriting loss in 2017 for reasons other than named storms.
See Note 7 – Reinsurance in our Annual Report for further discussion.

Claims
We manage our vehicle claims handling on a companywide basis through approximately 200 stand-alone claims offices located throughout the United States. In addition, we operate 68 Service Centers in 51 metropolitan areas across the country, of which 55 have combined claims offices and Service Centers to improve our efficiency and manage costs. Insureds and other claimants can elect to have their vehicles repaired by repair shops of their choosing, have their vehicles repaired by one of our network shops, or have the entire repair process coordinated by representatives in one of our Service Centers. If a customer elects to repair their vehicle through a Service Center, we provide end-to-end resolution for auto physical damage losses. Customers can choose to bring their vehicles to one of these sites, where they can pick up a rental vehicle. Our representatives will arrange the repair, including pick-up and delivery of the vehicle, and inspect the vehicle once the repairs are complete. This innovative, patented approach to the vehicle repair process increases consumer satisfaction and our productivity and improves the cycle time in comparison to our other claims settlement processes. Under the Service Center and network shop options, we guarantee the repairs for as long as the customer owns or leases their car. If a customer decides not to repair their vehicle, our representatives will write an estimate and the customer can receive payment on the spot. ASI handles property claims separately through a network primarily of independent claims adjusters.
Competitive Factors
The automobile insurance and other property-casualty insurance markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional insurers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Many competitors invest heavily in advertising and marketing efforts and/or expanding their online or mobile service offerings. Over the past decade, these changes have further intensified the competitive nature of the property-casualty insurance markets in which we operate.
We rely heavily on technology and extensive data gathering and analysis to segment markets and price accurately according to risk potential. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Some of our competitors have many more patents than we do. We hold a U.S. patent (expiring in 2021), and have a U.S. patent application pending, on the innovative approach to vehicle repair service used in our Service Centers, as described above, and two U.S. patents (expiring in 2028) on the Name Your Price® functionality on our website. In addition, we hold two patents (expiring in 2019) related to our online policy self-service technology.
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 18 billion driving miles derived from usage-based devices. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.

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
Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Our insurance subsidiaries and our mutual insurance company and Lloyds (together our mutual insurance company affiliates) are domiciled in the states of Delaware, Florida, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.

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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2016, we had net premiums written of $23.4 billion and statutory surplus of $8.6 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.7 to 1. In addition, as of December 31, 2016, we had access to $1.3 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes. The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2016, our RBC ratios were well in excess of minimum requirements.

Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. These reports include:

•	the insurer’s financial statements under statutory accounting principles,

•	details concerning claims reserves held by the insurer,

•	specific investments held by the insurer, and

•	numerous other disclosures about the insurer’s financial condition and operations.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, cybersecurity, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. Since 2010, the Federal Insurance Office has been required to collect information about the insurance industry and monitor the industry for systemic risk.
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

Federal Income Taxes	The income tax provision includes both current and deferred income taxes.
For income statement reporting, the income tax provision only includes current tax expense. Deferred taxes are recorded directly to surplus. Deferred tax assets are subject to certain limitations on admissibility.

State Income Taxes	The income tax provision includes both current and deferred income taxes.	Current income taxes are recorded as a component of underwriting expenses. Deferred income taxes are not recorded.

Investments
Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $23.5 billion at December 31, 2016, compared to $20.9 billion at December 31, 2015. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities held in our investment portfolios, the total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $589.7 million in 2016, compared to $567.3 million in 2015 and $632.6 million in 2014. For our investment portfolio, on a pretax total return basis (i.e., total investment income plus changes in unrealized gains/losses), investment income was $791.0 million, $242.9 million, and $747.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. Outside of our investment portfolio, we recognized a $59.7 million other-than-temporary impairment loss resulting from two renewable energy tax credit investments entered into during 2016. For more detailed discussion, see
Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Employees
The number of employees at December 31, 2016 was 31,721, all of whom were employed by subsidiaries of The Progressive Corporation, including 692 employees employed by ARX and its subsidiaries and affiliates.
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
See Note 6 – Loss and Loss Adjustment Expense Reserves in the Annual Report for a detailed discussion of our loss reserving practices and a reconciliation of our loss and LAE reserve activity, along with incurred and paid claims development by accident year for our segments, based on statutory definition. In addition, further information about our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on August 12, 2016.

(d) Financial Information About Geographic Areas
We operate our businesses throughout the United States; we also sell personal auto physical damage and auto property damage liability insurance in Australia. For the years ended December 31, 2016, 2015, and 2014, net premiums earned in our Australian business were $20.3 million, $15.9 million, and $17.1 million, respectively. The amount of Australian assets is immaterial to our consolidated financial condition.
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

•
Credit and Other Financial Risks - risks that the other party to a transaction will fail to perform according to the terms of a contract, or that we will be unable to satisfy our obligations when due or obtain capital when necessary.

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

Pricing involves the acquisition and analysis of historical data regarding vehicle accidents, other insured events, and associated losses, and the projection of future trends for such accidents and events, loss costs, expenses, and inflation, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory actions

•	the frequency and severity of catastrophe events

•	our ability to understand the impact of ongoing changes in our claims settlement practices

•	changing vehicle usage and driving patterns, which may be influenced by oil and gas prices among other factors, changes in residential occupancy patterns, and the emerging sharing economy

•	advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies and events, and

•	unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs.
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
Our financial statements include loss reserves, which represent our best estimate as of the date of the financial statements of the amounts that our insurance subsidiaries ultimately will pay on claims that have been incurred, and the related costs of adjusting those claims. There is inherent uncertainty in the process of establishing property and casualty insurance loss reserves, which can arise from a number of factors, including:

•	the availability of sufficient, reliable data

•	the difficulty in predicting the rate and direction of changes in frequency and severity trends, including the effects of future inflation rates, for multiple products in multiple markets

•	unexpected changes in medical costs, auto repair costs, or the costs of construction labor and materials

•	unanticipated changes in governing statutes and regulations

•	new or changing interpretations of insurance policy provisions and coverage-related issues by courts

•	the effects of changes in our claims settlement practices

•	our ability to recognize fraudulent or inflated claims

•	the accuracy of our estimates regarding claims that have been incurred but not recorded as of the date of the financial statements

•	the accuracy and adequacy of actuarial techniques and databases used in estimating loss reserves

•	the accuracy and timeliness of our estimates of loss and loss adjustment expenses as determined for different categories of claims, and

•
The ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material adverse effect on our financial condition, cash flows, or results of operations. Further information on our loss reserves can be found in Note 6 - Loss and Loss Adjustment Expense Reserves in our Annual Report.

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
The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature and severity of the event. We use catastrophe modeling tools to help estimate our exposure to such events. Those tools are based on historical data and other assumptions that limit their reliability and predictive value, and they may become even less reliable as climatic conditions change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency or severity of catastrophes could materially adversely affect our financial condition, cash flows, and results of operations.
Our success will depend on our ability to continue to accurately predict our reinsurance needs, obtain sufficient reinsurance coverage for our homeowners and other businesses at reasonable cost, and collect under our reinsurance contracts.
Like many homeowners insurance companies, our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines and umbrella insurance businesses. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply, so that we are responsible for all losses below the threshold from a covered event, and to an aggregate dollar coverage limit, so that our claims liabilities arising from a covered event may exceed our reinsurance coverage. In addition, although the reinsurer is liable to the insurer to the extent of the reinsurance coverage, the original insurer remains liable under the policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, reinsurance claims. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions (which can be impacted by the occurrence of significant reinsured events). We may not be able to obtain reinsurance coverage in the future at commercially reasonable rates or at all. The availability and cost of reinsurance could adversely affect our business volume, profitability, or financial condition.

II.     Operating Risks
We compete in property-casualty markets that are highly competitive.
We write insurance for personal autos and recreational vehicles, commercial autos and trucks for small businesses, homeowners, and renters. All of these markets are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other large insurance or financial services companies also may enter these markets in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in autonomous vehicles and vehicle sharing arrangements.
Historically, the auto and property insurance markets have been described as cyclical, with periods of relatively strong profitability being followed by increased pricing competition among insurers. This price competition, which is sometimes referred to as a “soft market,” can adversely affect revenue and profitability levels. As insurers recognize this situation (which can occur at different times for different companies), the historical reaction has been for insurers to raise their rates (sometimes referred to as a “hard market”) in an attempt to restore profitability to acceptable levels. As more insurers react in this way, profit levels in the industry may increase to a point where some insurers begin to lower their rates, starting the cycle over again. In the past, this cycle has generally played out over a number of years. We cannot be certain whether and to what extent such cyclicality is currently impacting the auto or property insurance markets, nor can we predict whether it will do so in the future.
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
Our ability to develop and implement innovative products and services that are accepted and valued by our customers and independent agents is critical to maintaining and enhancing our competitive position. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems of third parties. As a result, if we do not handle these transitions effectively and efficiently, the quality of our products, our relationships with our customers and agents, and our business prospects, may be materially adversely affected. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond appropriately to those innovations, our competitive position and results may be materially adversely affected.
We must effectively manage complexity as we develop and deliver high quality products and customer experiences.
Ongoing competitive, technological, regulatory, informational, and other developments result in significant levels of complexity in our products and in the systems and processes we use to run our business. These risks include our increasing reliance on third-party systems, the development of new modes of communication, changing insurance shopping trends, and the availability of very large volumes of data (i.e., Big Data) and the challenges relating to analyzing those data sets. Complexity may create barriers to innovation or the provision of high-quality products and customer and agent experiences, may require us to modify our business practices, to adopt new systems, or to upgrade or replace outdated systems, each at significant expense, and may lead to increased difficulty in executing our business strategies.

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
Our brand also could be adversely affected by incidents that reflect negatively on us, whether due to our business practices, the conduct of our officers or employees, the actions of businesses with which we do business, including unaffiliated insurers through which we offer bundled products (such as homeowners insurance), or other causes. The negative impacts of these or other events may be aggravated as the perceptions of consumers and others are formed based on modern communication and social media tools over which we have no control.
Our ability to attract, develop, and retain talented employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our vehicle and property insurance businesses. Our loss of certain officers and key employees, or the failure to attract or develop talented employees, executives and managers with diverse backgrounds and experiences, could have a material adverse effect on our business.
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
For further information on these risks and uncertainties, see the “Insurance Regulation” discussion included in this report.
Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. Additional litigation may arise in the future concerning similar or other business practices. These lawsuits have included cases alleging damages as a result of our subsidiaries’ use of credit in underwriting and related requirements under the U.S. Fair Credit Reporting Act; methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims or for reimbursing medical costs incurred by Medicare beneficiaries; other claims handling procedures; challenges relating to our network of repair facilities or our Service Center program; interpretations of the provisions of our insurance policies; policy implementation and renewal procedures; and employment-related litigation, including federal wage and hour claims, among other matters. Additional litigation may be filed against us concerning allegations of other general liability theories. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.
Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices. Moreover, the resolution of individual or class action litigation in insurance or related fields may lead to a new layer of judicial regulation, resulting in material increases in our costs of doing business.
Litigation is inherently unpredictable. Adverse court decisions or significant settlements of pending or future cases could have a material adverse effect on our financial condition, cash flows, and results of operations. For further information on the risks of pending litigation, see Note 12 – Litigation in the Annual Report.

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
Some of our systems rely on third-party vendors, through either a connection to, or an integration with, those third-parties’ systems. This approach may increase the risk of loss, corruption, or unauthorized publication of our information or the confidential information of our customers and employees or other cyber attack. Third-party risks may include, among other factors, the vendor’s lax security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate.
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
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted manner, necessary business functions. The shut-down or unavailability of one or more of our systems or facilities for any reason could significantly impair our ability to perform critical business functions on a timely basis. In addition, many of our critical business systems interface with and depend on third-party systems; an interruption of service from a third-party system for any reason could significantly impair our ability to perform critical business functions. If sustained or repeated, and if an alternate system, process, or vendor is not immediately available to us, such events could result in a deterioration of our ability to write and process policies, provide customer service, resolve claims in a timely manner, make payments when required, or perform other necessary business functions. Any such event could have a material adverse effect on our financial results and business prospects, as well as cause damage to our brand and customer goodwill.
The ARX acquisition may not produce the anticipated benefits to the company, and our goodwill or intangible assets may become impaired.
The ARX acquisition may not produce the anticipated benefits to us, or such benefits may be delayed longer than anticipated. In addition, as we identify opportunities for integration of ARX’s products, employees, operations or systems with our own, we may be unable to execute on such opportunities and generate the benefits identified, the costs of those efforts may be greater than expected, or those efforts may cause difficulties or unintended consequences that could adversely impact our operations and results.
At the time of the ARX acquisition, we recorded goodwill and intangible assets at fair value. We review goodwill and intangible assets for impairment at least annually. Valuing these assets, and evaluating their recoverability, requires us to make estimates and assumptions related to future returns on equity, margins, growth rates, discount rates, and other matters, and our estimates may change over time, potentially resulting in write-downs of the assets. Goodwill and intangible assets impairment charges could result from declines in operating results, divestitures or sustained market declines, among other factors, and could materially affect our financial condition and results of operations in the period in which they are recognized.
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
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2016, and of the market risks associated with our investment portfolio.
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
We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2016 and 2017) and then by the Gainshare factor (determined under our Gainsharing (cash bonus) plans for most of our employees and based on the operating performance of our vehicle insurance businesses for 2016, and our vehicle and our Property businesses, with minor exclusions, for 2017). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes the change in unrealized investment gains and losses, among other items) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.
Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual variable dividend in 2017 (to be paid early in 2018), the dividend, if any, would not be declared by the Board until late 2017 or early 2018, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2017 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above under “Market Risks.” Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.

Our investments in certain tax-advantaged projects may not generate the anticipated returns.
We invest in certain projects that are entitled to tax-advantaged treatment under applicable federal or state law, including renewable energy development, historic property rehabilitation and affordable housing, and we may make other tax-advantaged investments from time to time. Our investments in these projects are designed to generate a return through the realization of tax credits and, in some cases, through other tax benefits and cash flows from the project. Certain of these investments are subject to the risk that previously recorded tax credits can be challenged or are subject to recapture by the applicable taxing authorities if specific requirements are not satisfied. Many of the factors that could lead to a challenge or recapture of tax credits are beyond our control. The inability to realize these tax credits and other tax benefits could have a material adverse impact on our financial condition.
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
We own 93 buildings located throughout the United States. Nearly two-thirds of our owned buildings are for our Service Centers, the majority of which are combined with a claims office. Our owned facilities, which contain approximately 4.9 million square feet of space, are generally not segregated by industry segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters), Colorado Springs, Colorado; St. Petersburg, Florida; Tampa, Florida; and Tempe, Arizona.
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

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2016	1	$35.27	$29.32	$35.14	$0
	2	35.54	31.14	33.50	0
	3	34.29	30.54	31.50	0
	4	35.95	30.66	35.50	0.6808
		$35.95	$29.32	$35.50	$0.6808

2015	1	$27.90	$25.23	$27.20	$0
	2	28.50	26.44	27.83	0
	3	31.70	27.23	30.64	0
	4	33.95	30.09	31.80	0.8882
		$33.95	$25.23	$31.80	$0.8882
The closing price of our common shares on January 31, 2017, was $37.44.
(b) Holders
We had 2,152 shareholders of record on December 31, 2016.
(c) Dividends
We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a companywide performance factor (“Gainshare factor”), subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2015, the Board determined the target percentage for 2016 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the target percentage in both 2015 and 2014. The Board also determined that this target will remain at 33-1/3% for 2017.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the vehicle businesses for the year to certain predetermined profitability and growth objectives, as approved by the Compensation Committee of the Board. Beginning in 2017, the operating performance of our Property business, with minor exclusions, will also be a component in determining the Gainshare factor. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy.
Although it is our intent to calculate an annual variable dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual variable dividend for 2017 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position.

Following is a summary of our shareholder dividends that were declared in the last three years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2016	February 2017	$0.6808	$395.4
Annual – Variable	December 2015	February 2016	0.8882	519.2
Annual – Variable	December 2014	February 2015	0.6862	404.1

1 Based on an estimate of shares outstanding as of the record date. For the dividends declared in December 2015 and 2014, we paid $519.0 million and $404.1 million, respectively.

Consolidated statutory surplus was $8.6 billion on December 31, 2016, and $7.6 billion on December 31, 2015. At December 31, 2016, $722.7 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, however, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,161.5 million in 2017 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.
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
(e) Performance Graph
See the Performance Graph section in our Annual Report.
(f) Recent Sales of Unregistered Securities
None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2016 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	502,507	$31.91	68,026,454	6,973,546
November	406,145	31.28	68,432,599	6,567,401
December	3,817	33.49	68,436,416	6,563,584
Total	912,469	$31.64
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. In the fourth quarter 2016, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 – Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$23,441.4	$20,853.8	$19,391.4	$18,170.9	$17,083.9
Net income attributable to Progressive	1,031.0	1,267.6	1,281.0	1,165.4	902.3
Per share:
Net income attributable to Progressive	1.76	2.15	2.15	1.93	1.48
Dividends declared	0.6808	0.8882	0.6862	1.4929	1.2845
Comprehensive income attributable to Progressive	1,164.0	1,044.9	1,352.4	1,246.1	1,080.8
Total assets	33,427.5	29,819.3	25,787.6	24,408.2	22,694.7
Debt outstanding	3,148.2	2,707.9	2,164.7	1,860.9	2,063.1
Total shareholders’ equity	7,957.1	7,289.4	6,928.6	6,189.5	6,007.0
Redeemable noncontrolling interest	483.7	464.9	--	--	--

See Note 15 – Redeemable Noncontrolling Interest in the Annual Report, for a discussion of the acquisition of a controlling interest in ARX on April 1, 2015.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference from Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The quantitative and qualitative disclosures about market risk are incorporated by reference from section “IV. Results of Operations – Investments” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as described in Item 7 above, and from the Quantitative Market Risk Disclosures section in our Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Progressive, along with the related Notes, Supplemental Information, and Report of the Independent Registered Public Accounting Firm, are incorporated by reference from our Annual Report.

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
Management’s Report on Internal Control over Financial Reporting and the attestation of the independent registered public accounting firm are incorporated by reference from our Annual Report.
We are not aware of any material change in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2017 (the "Proxy Statement").
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	52
President and Chief Executive Officer since July 2016; Vice President from May 2015 to June 2016; Personal Lines Chief Operating Officer from April 2015 to June 2016; President of Customer Operations from April 2014 to March 2015; Claims Group President prior to April 2014

John P. Sauerland	52	Vice President since May 2015; Chief Financial Officer since April 2015; Personal Lines Group President prior to April 2015
John F. Auer	62	President, Chief Executive Officer, and Treasurer of ARX Holding Corp.
John A. Barbagallo	57	Commercial Lines President; Commercial Lines Group President, including Agency Operations prior to May 2015
Jeffrey W. Basch	58	Vice President and Chief Accounting Officer
Steven A. Broz	46	Chief Information Officer since February 2016; Claims Process General Manager from March 2015 to January 2016; Enterprise Project Management Office Leader prior to March 2015
Patrick K. Callahan	46	Personal Lines President since April 2015; Direct Acquisition Business Leader from March 2013 to March 2015; Special Lines General Manager prior to March 2013
M. Jeffrey Charney	57	Chief Marketing Officer
William M. Cody	54	Chief Investment Officer
Daniel P. Mascaro	53	Vice President, Secretary, and Chief Legal Officer beginning March 1, 2017; Claims Legal business leader from January 2013 to February 2017; Personal Lines General Manager prior to January 2013
John Murphy	47
Customer Relationship Management President since January 2016; Customer Relationship Management Business Leader from February 2015 to January 2016; Corporate Process Business Leader prior to February 2015

Lori Niederst	43	Chief Human Resource Officer since November 2016; Senior Human Resource Business Leader prior to November 2016
Michael D. Sieger	55	Claims President since January 2015; Claims Process General Manager prior to January 2015
Glenn M. Renwick	61	Executive Chairman of the Board since July 2016; Chairman of the Board from November 2013 to June 2016; President and Chief Executive Officer prior to July 2016

Section 16(a) Beneficial Ownership Reporting Compliance. Incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement (which can be found in "Security Ownership of Certain Beneficial Owners and Management").
Code of Ethics. Progressive has a Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and other senior financial officers. This Code of Ethics is available at: progressive.com/governance. We intend to continue to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, and waivers from, the provisions of the foregoing Code of Ethics by posting such information on our Internet website at: progressive.com/governance.
Shareholder-Proposed Candidate Procedures. There were no material changes during 2016 to Progressive’s procedures by which shareholder can recommend a director candidate during 2016. The description of those procedures is incorporated by reference from the “To Recommend a Candidate for our Board of Directors” section of the Proxy Statement (which can be found in “Procedures for Recommendations and Nominations of Directors and Shareholder Proposals”).
Audit Committee. Incorporated by reference from the “Audit Committee” section of the Proxy Statement.

Financial Expert. Incorporated by reference from the “Audit Committee Financial Experts” section of the Proxy Statement (which can be found in “Audit Committee”).

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the sections of the Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Other Board of Directors Information: Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Compensation Programs and Risk Management.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of Common Shares by certain beneficial owners and management is incorporated by reference from the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.”
The following information is set forth with respect to our equity compensation plans at December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	1,736,643	[1,2]	NA	10,253,079	[3]
2010 Equity Incentive Plan	5,214,730	[1,2]	NA	3,885,005	[3]
Subtotal Employee Plans	6,951,373		NA	14,138,084
Director Plans:
2003 Directors Equity Incentive Plan	55,839		NA	250,039
Subtotal Director Plans	55,839		NA	250,039
Equity compensation plans not approved by security holders:
None
Total	7,007,212		NA	14,388,123

NA = Not applicable because restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
2 Performance-based restricted stock unit awards, including dividend equivalents, if applicable, of 1,228,597 and 664,327 units, are included under the 2010 Equity Incentive Plan and the 2015 Equity Incentive Plan, respectively, at their target value. Maximum potential payout for the performance awards outstanding under the 2010 Equity Incentive Plan and the 2015 Equity Incentive Plan were 3,004,906 and 1,543,343, respectively. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Balance Sheets - December 31, 2016 and 2015

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2016, 2015, and 2014

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 40. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.2 through 10.100.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2016
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$2,899.2	$2,870.1	$2,870.1
States, municipalities, and political subdivisions	2,509.5	2,502.6	2,502.6
Foreign government obligations	24.5	24.5	24.5
Public utilities	135.6	135.1	135.1
Corporate and other debt securities	4,422.2	4,415.8	4,415.8
Asset-backed securities	6,107.3	6,103.8	6,103.8
Redeemable preferred stocks	188.8	191.9	191.9
Total fixed maturities	16,287.1	16,243.8	16,243.8
Equity securities:
Common stocks:
Public utilities	106.7	168.6	168.6
Banks, trusts, and insurance companies	265.5	558.2	558.2
Industrial, miscellaneous, and all other	1,065.3	2,085.6	2,085.6
Nonredeemable preferred stocks	734.2	853.5	853.5
Total equity securities	2,171.7	3,665.9	3,665.9
Short-term investments	3,572.9	3,572.9	3,572.9
Total investments	$22,031.7	$23,482.6	$23,482.6

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2016.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2016	2015	2014
Revenues
Dividends from subsidiaries	$375.5	$852.5	$1,000.2
Undistributed income (loss) from subsidiaries	741.9	500.0	358.3
Equity in net income of subsidiaries*	1,117.4	1,352.5	1,358.5
Intercompany investment income*	5.5	3.9	2.4
Gains (losses) on extinguishment of debt	1.6	(0.9)	(4.8)
Total revenues	1,124.5	1,355.5	1,356.1
Expenses
Interest expense	140.4	136.1	120.2
Deferred compensation[1]	5.3	5.3	2.8
Other operating costs and expenses	4.2	5.4	4.4
Total expenses	149.9	146.8	127.4
Income before income taxes	974.6	1,208.7	1,228.7
Benefit for income taxes	56.4	58.9	52.3
Net income attributable to Progressive	1,031.0	1,267.6	1,281.0
Other comprehensive income (loss)	133.0	(222.7)	71.4
Comprehensive income attributable to Progressive	$1,164.0	$1,044.9	$1,352.4

* Eliminated in consolidation.

1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2016	2015
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries*	10,280.9	9,192.3
Receivable from investment subsidiary*	1,121.9	1,200.5
Intercompany receivable*	443.3	406.0
Net deferred income taxes	97.1	90.6
Other assets	137.3	124.8
Total assets	$12,085.5	$11,019.2
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$228.4	$202.7
Dividend payable	395.4	519.2
Debt	3,020.9	2,543.0
Total liabilities	3,644.7	3,264.9
Redeemable noncontrolling interest (NCI)	483.7	464.9
Shareholders' Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5 and 797.6 including treasury shares of 217.6 and 214.0)	579.9	583.6
Paid-in capital	1,303.4	1,218.8
Retained earnings	5,140.4	4,686.6
Total accumulated other comprehensive income attributable to Progressive	933.4	800.4
Total shareholders’ equity	7,957.1	7,289.4
Total liabilities, redeemable NCI, and shareholders’ equity	$12,085.5	$11,019.2

*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income attributable to Progressive	$1,031.0	$1,267.6	$1,281.0
Adjustments to reconcile net income attributable to Progressive to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(741.9)	(500.0)	(358.3)
Amortization of equity-based compensation	2.2	2.4	2.2
(Gains) losses on extinguishment of debt	(1.6)	0.9	4.8
Changes in:
Intercompany receivable	(37.3)	7.0	(105.4)
Accounts payable, accrued expenses, and other liabilities	24.2	(46.2)	18.2
Income taxes	(5.0)	12.3	61.1
Other, net	(13.3)	(3.1)	0.4
Net cash provided by operating activities	258.3	740.9	904.0
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(112.0)	(40.2)	(21.1)
Acquisition of ARX	0	(890.1)	0
(Paid to) received from investment subsidiary	78.6	409.1	(29.1)
Net cash used in investing activities	(33.4)	(521.2)	(50.2)
Cash Flows From Financing Activities:
Tax benefit from vesting of equity-based compensation	9.2	16.8	12.8
Net proceeds from debt issuance	495.6	394.9	346.3
Reacquisitions of debt	(18.2)	(19.3)	(48.9)
Dividends paid to shareholders	(519.0)	(403.6)	(892.6)
Acquisition of treasury shares	(192.5)	(208.5)	(271.4)
Net cash used in financing activities	(224.9)	(219.7)	(853.8)
Change in cash	0	0	0
Cash, beginning of year	0	0	0
Cash, end of year	$0	$0	$0
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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at both year-end 2016 and 2015, $1.3 billion of marketable securities were available in this subsidiary. Non-cash activity includes declared but unpaid dividends, the transfer of the previous 5% ownership interest in ARX to The Progressive Corporation from an investment subsidiary in 2015, and the change in redemption value of the redeemable NCI. For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2016	2015	2014
Income taxes	$450.2	$625.0	$515.0
Interest	134.2	128.2	116.0
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
Note 3. Debt — The information relating to debt is incorporated by reference from Note 4 – Debt in our Annual Report.
Note 4. Employee Benefit Plans — The information relating to incentive compensation plans and deferred compensation is incorporated by reference from Note 9 – Employee Benefit Plans in our Annual Report.
Note 5. Other Comprehensive Income — On the condensed Statements of Comprehensive Income, other comprehensive income represents activity of the subsidiaries of The Progressive Corporation and includes net unrealized gains (losses) on securities, net unrealized gains on forecasted transactions, and foreign currency translation adjustments.
Note 6. Dividends — The information relating to our dividend policy is incorporated by reference from Note 14 – Dividends in our Annual Report.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended December 31, 2016:
Personal Lines					$19,188.2		$14,591.1	$1,446.6	$2,549.2	$19,819.5
Commercial Lines					2,421.3		1,741.0	266.7	285.4	2,598.3
Property					864.5		546.1	150.5	137.2	935.7
Other indemnity					0		1.4	0	0.2	0
Total	$651.2	$11,368.0	$7,468.3	$0	$22,474.0	$456.5	$16,879.6	$1,863.8	$2,972.0	$23,353.5
Year ended December 31, 2015:
Personal Lines					$17,294.5		$12,748.7	$1,331.3	$2,379.9	$17,703.6
Commercial Lines					1,995.9		1,244.5	219.4	232.6	2,171.2
Property					609.1		349.0	101.1	98.8	689.6
Other indemnity					(0.4)		(0.2)	0	0.8	(0.4)
Total	$564.1	$10,039.0	$6,621.8	$0	$19,899.1	$431.8	$14,342.0	$1,651.8	$2,712.1	$20,564.0
Year ended December 31, 2014:
Personal Lines					$16,561.0		$12,161.2	$1,322.9	$2,262.6	$16,759.2
Commercial Lines					1,837.5		1,133.4	201.1	204.2	1,895.4
Property					—		—	—	—	—
Other indemnity					0		11.6	0	0.3	0
Total	$457.2	$8,857.4	$5,440.1	$0	$18,398.5	$389.5	$13,306.2	$1,524.0	$2,467.1	$18,654.6

1 Progressive does not allocate assets, liabilities, or investment income to operating segments.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2016
Premiums earned:
Property and liability insurance	$23,111.2	$637.2	$0	$22,474.0	0
December 31, 2015
Premiums earned:
Property and liability insurance	$20,454.1	$555.0	$0	$19,899.1	0
December 31, 2014
Premiums earned:
Property and liability insurance	$18,648.4	$249.9	$0	$18,398.5	0

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2017 appearing in the 2016 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 1, 2017

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

of The Progressive Corporation of our report dated March 1, 2017 relating to the financial statements and the effectiveness of internal control over financial reporting, which appears in the 2016 Annual Report to Shareholders, which is incorporated by reference in The Progressive Corporation’s Annual Report on Form 10‑K. We also consent to the incorporation by reference of our report dated March 1, 2017 relating to the financial statement schedules, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 1, 2017

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
March 1, 2017	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	March 1, 2017

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	March 1, 2017

John P. Sauerland

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	March 1, 2017

Jeffrey W. Basch

*	Executive Chairman of the Board	March 1, 2017
Glenn M. Renwick
*	Lead Independent Director	March 1, 2017
Lawton W. Fitt

*	Director	March 1, 2017
Stuart B. Burgdoerfer

*	Director	March 1, 2017
Charles A. Davis

*	Director	March 1, 2017
Roger N. Farah

*	Director	March 1, 2017
Jeffrey D. Kelly

*	Director	March 1, 2017
Patrick H. Nettles, Ph.D.

*	Director	March 1, 2017
Bradley T. Sheares, Ph.D.

*	Director	March 1, 2017
Barbara R. Snyder

* John P. Sauerland, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ John P. Sauerland	March 1, 2017
John P. Sauerland
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended May 16, 2016)	Quarterly Report on Form 10-Q (filed on August 3, 2016; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended January 29, 2016)	Current Report on Form 8-K (filed on February 2, 2016; Exhibit 3 therein)
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.8 below), as amended and supplemented	Filed herewith
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.4 therein)
4	4.4
Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.17 below), as amended and supplemented
			Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.5 therein)
4	4.5	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.6	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.7	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.8
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.9	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.10	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.11	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.12
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.13	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Filed herewith
4	4.14	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.15	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.16	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.17
Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)
			Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.12 therein)
4	4.18	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.13 therein)
4	4.19
Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee
			Filed herewith
4	4.20	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 4.15 therein)
4	4.21	Termination of Replacement Capital Covenant, dated June 23, 2010	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 4.19 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.22	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.1 therein)
4	4.23	Form of Discretionary Line of Credit Note dated from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.2 therein)
4	4.24
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
			Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.1 therein)
10(iii)	10.2	The Progressive Corporation 2014 Gainsharing Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.7 therein)
10(iii)	10.3	The Progressive Corporation 2015 Gainsharing Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.8 therein)
10(iii)	10.4	The Progressive Corporation 2016 Gainsharing Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.5 therein)
10(iii)	10.5	The Progressive Corporation 2017 Gainsharing Plan	Filed herewith
10(iii)	10.6	ARX Holding Corp 2017 Gainsharing Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.4 therein)
10(iii)	10.7	The Progressive Corporation 2007 Executive Bonus Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.8 therein)
10(iii)	10.8	The Progressive Corporation 2017 Executive Annual Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.2 therein)
10(iii)	10.9	Form of Award Agreement under The Progressive Corporation 2017 Executive Annual Incentive Plan (2017 Fiscal Year)	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.3 therein)
10(iii)	10.10	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.11	First Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 28, 2012; Exhibit 10.10 therein)
10(iii)	10.12	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.12 therein)

Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.13	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.10 therein)
10(iii)	10.14	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.4 therein)
10(iii)	10.15	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.16 therein)
10(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.15 therein)
10(iii)	10.17	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.14 therein)
10(iii)	10.18	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.15 therein)
10(iii)	10.19	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)
10(iii)	10.20	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)
10(iii)	10.21	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)
10(iii)	10.22	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)
10(iii)	10.23	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Filed herewith
10(iii)	10.24	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.5 therein)
10(iii)	10.25	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Current Report on Form 8-K (filed on December 11, 2012; Exhibit 10.1 therein)
10(iii)	10.26	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Filed herewith
10(iii)	10.27	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.1 therein)
10(iii)	10.28	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.30 therein)
10(iii)	10.29	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.30	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Filed herewith
10(iii)	10.31	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2012)	Current Report on Form 8-K (filed on March 22, 2012; Exhibit 10.1 therein)
10(iii)	10.32	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.2 therein)
10(iii)	10.33	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.3 therein)
10(iii)	10.34	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.35 therein)
10(iii)	10.35	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.36 therein)
10(iii)	10.36	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.2 therein)
10(iii)	10.37	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.3 therein)
10(iii)	10.38	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.39	Restricted Stock Unit Award Agreement (2015 Performance-Based Award - Special Award) under the Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 14, 2015; Exhibit 10.1 therein)
10(iii)	10.40	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016 ; Exhibit 10.1)
10(iii)	10.41	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.42	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.3 therein)
10(iii)	10.43	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Robinsons) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.4 therein)
10(iii)	10.44	Employment Agreement, dated March 30, 2004, between ARX Holding Corp. and John F. Auer	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.37 therein)
10(iii)	10.45	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.46	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.35 therein)
10(iii)	10.47	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Filed herewith
10(iii)	10.48	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Quarterly Report on Form 10-Q (filed on May 7, 2012; Exhibit 10.3 therein)
10(iii)	10.49	Form of Restricted Stock Award Agreement under The Progressive Corporation 2003 Directors Equity Incentive Plan (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.42 therein)
10(iii)	10.50	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)
10(iii)	10.51	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.52	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.53	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.54	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.55	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.56	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.57	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.58	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.59	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.60	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.61	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.62	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.12 therein)
10(iii)	10.63	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.13 therein)
10(iii)	10.64	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.14 therein)
10(iii)	10.65	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.15 therein)
10(iii)	10.66	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.16 therein)
10(iii)	10.67	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 through 2014)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.17 therein)
10(iii)	10.68	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.18 therein)
10(iii)	10.69	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.19 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.70	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.20 therein)
10(iii)	10.71	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.21 therein)
10(iii)	10.72	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.22 therein)
10(iii)	10.73	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.74	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.75	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.76	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.77	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.78	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.79	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.80	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.81	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.66 therein)
10(iii)	10.82	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.83	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.84	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.62 therein)
10(iii)	10.85	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.86	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.76 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.87	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2013; Exhibit 10.63 therein)
10(iii)	10.88	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.69 therein)
10(iii)	10.89	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.76 therein)
10(iii)	10.90	Director Compensation Schedule for 2014 - 2015 Term	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.79 therein)
10(iii)	10.91	Director Compensation Schedule for 2015 - 2016 Term	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.84 therein)
10(iii)	10.92	Director Compensation Schedule for 2016 - 2017 Term	Filed herewith
10(iii)	10.93	The Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on August 11, 2015; Exhibit 10.1 therein)
10(iii)	10.94	First Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on February 2, 2016; Exhibit 10 therein)
10(iii)	10.95	Second Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 3, 2016; Exhibit 10.1 therein)
10(iii)	10.96	Third Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Filed herewith
10(iii)	10.97	2014 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.82 therein)
10(iii)	10.98	2015 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.90 therein)
10(iii)	10.99	2016 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.90 therein)
10(iii)	10.100	2017 Progressive Capital Management Annual Incentive Plan	Filed herewith
11	11	Computation of Earnings Per Share	Filed herewith
13	13	The Progressive Corporation 2016 Annual Report to Shareholders	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Incorporated herein by reference to page 37 of this Annual Report on Form 10-K
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Furnished herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith