Form 10-Q
period 2017-03-31
PROGRESSIVE CORP/OH/
filed 2017-05-03
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Shares, $1.00 par value: 580,902,022 outstanding at March 31, 2017

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2017	2016	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$6,026.7	$5,317.4	13
Investment income	129.2	118.8	9
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(1.0)	0	NM
Net realized gains (losses) on securities	52.9	17.4	204
Total net realized gains (losses) on securities	51.9	17.4	198
Fees and other revenues	85.2	78.9	8
Service revenues	28.5	25.0	14
Gains on extinguishment of debt	0.2	0	NM
Total revenues	6,321.7	5,557.5	14
Expenses
Losses and loss adjustment expenses	4,263.4	3,913.4	9
Policy acquisition costs	502.9	440.3	14
Other underwriting expenses	845.6	755.8	12
Investment expenses	5.6	4.8	17
Service expenses	25.9	21.6	20
Interest expense	36.8	34.2	8
Total expenses	5,680.2	5,170.1	10
Net Income
Income before income taxes	641.5	387.4	66
Provision for income taxes	211.2	128.7	64
Net income	430.3	258.7	66
Net (income) loss attributable to noncontrolling interest (NCI)	(6.0)	(0.5)	NM
Net income attributable to Progressive	$424.3	$258.2	64
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on securities	$132.4	$69.5	91
Net unrealized losses on forecasted transactions	2.3	(0.3)	NM
Foreign currency translation adjustment	0.3	0.5	(40)
Other comprehensive income	135.0	69.7	94
Other comprehensive (income) loss attributable to NCI	(0.9)	(2.1)	(57)
Comprehensive income attributable to Progressive	$558.4	$325.8	71
Computation of Per Share Earnings Attributable to Progressive
Average shares outstanding - Basic	580.3	583.2	0
Net effect of dilutive stock-based compensation	3.0	2.3	30
Total average equivalent shares - Diluted	583.3	585.5	0
Basic: Earnings per share	$0.73	$0.44	65
Diluted: Earnings per share	$0.73	$0.44	65
Dividends declared per share[1]	$0	$0
NM = Not Meaningful
1 Progressive maintains an annual dividend program. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31, 2016
(millions)	2017	2016
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $17,444.8, $13,892.3, and $16,287.1)	$17,474.3	$13,966.4	$16,243.8
Equity securities:
Nonredeemable preferred stocks (cost: $710.3, $731.9, and $734.2)	809.8	832.2	853.5
Common equities (cost: $1,451.5, $1,524.0, and $1,437.5)	2,978.1	2,705.0	2,812.4
Short-term investments (amortized cost: $3,040.8, $3,826.9, and $3,572.9)	3,040.8	3,826.9	3,572.9
Total investments	24,303.0	21,330.5	23,482.6
Cash	214.5	203.9	211.5
Restricted cash[1]	0.5	6.0	14.9
Accrued investment income	110.1	93.6	103.9
Premiums receivable, net of allowance for doubtful accounts of $174.5, $157.6, and $186.8	4,850.7	4,378.9	4,509.2
Reinsurance recoverables, including $88.6, $59.5, and $83.8 on paid losses and loss adjustment expenses	1,939.0	1,568.2	1,884.8
Prepaid reinsurance premiums	182.7	216.7	170.5
Deferred acquisition costs	679.5	600.0	651.2
Property and equipment, net of accumulated depreciation of $881.7, $799.6, and $845.8	1,166.0	1,061.9	1,177.1
Goodwill	449.4	447.6	449.4
Intangible assets, net of accumulated amortization of $125.0, $62.9, and $109.5	417.3	479.4	432.8
Other assets	497.8	334.9	339.6
Total assets	$34,810.5	$30,721.6	$33,427.5
Liabilities
Unearned premiums	$7,945.0	$7,140.7	$7,468.3
Loss and loss adjustment expense reserves	11,628.9	10,286.7	11,368.0
Net deferred income taxes	168.4	113.9	111.3
Dividends payable	0	0	395.4
Accounts payable, accrued expenses, and other liabilities	2,939.4	2,451.4	2,495.5
Debt[2]	3,111.7	2,701.6	3,148.2
Total liabilities	25,793.4	22,694.3	24,986.7
Redeemable noncontrolling interest (NCI)[3]	494.2	467.4	483.7
Shareholders' Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5, 797.6, and 797.5 including treasury shares of 216.6, 214.6, and 217.6)	580.9	583.0	579.9
Paid-in capital	1,331.1	1,231.3	1,303.4
Retained earnings	5,543.4	4,877.6	5,140.4
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities	1,072.0	878.5	939.6
Net unrealized losses on forecasted transactions	(7.1)	(8.5)	(9.4)
Foreign currency translation adjustment	(0.8)	(1.0)	(1.1)
Accumulated other comprehensive (income) loss attributable to NCI	3.4	(1.0)	4.3
Total accumulated other comprehensive income attributable to Progressive	1,067.5	868.0	933.4
Total shareholders’ equity	8,522.9	7,559.9	7,957.1
Total liabilities, redeemable NCI, and shareholders’ equity	$34,810.5	$30,721.6	$33,427.5
1 See Note 7 – Supplemental Cash Flow Information for further discussion.
2 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.
3 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,
(millions — except per share amounts)	2017	2016
Common Shares, $1.00 Par Value
Balance, Beginning of period	$579.9	$583.6
Treasury shares purchased	(0.6)	(2.3)
Net restricted equity awards issued/vested/(forfeited)	1.6	1.7
Balance, End of period	$580.9	$583.0
Paid-In Capital
Balance, Beginning of period	$1,303.4	$1,218.8
Tax benefit from vesting of equity-based compensation	0	6.6
Treasury shares purchased	(1.3)	(4.8)
Net restricted equity awards (issued)/(vested)/forfeited	(1.6)	(1.7)
Amortization of equity-based compensation	30.5	12.8
Reinvested dividends on restricted stock units	0.3	(0.3)
Adjustment to carrying amount of redeemable noncontrolling interest	(0.2)	(0.1)
Balance, End of period	$1,331.1	$1,231.3
Retained Earnings
Balance, Beginning of period	$5,140.4	$4,686.6
Net income attributable to Progressive	424.3	258.2
Treasury shares purchased	(19.5)	(63.2)
Cash dividends declared on common shares	0	0.2
Reinvested dividends on restricted stock units	(0.3)	0.3
Other, net	(1.5)	(4.5)
Balance, End of period	$5,543.4	$4,877.6
Accumulated Other Comprehensive Income Attributable to Progressive
Balance, Beginning of period	$933.4	$800.4
Attributable to noncontrolling interest	(0.9)	(2.1)
Other comprehensive income	135.0	69.7
Balance, End of period	$1,067.5	$868.0
Total Shareholders’ Equity	$8,522.9	$7,559.9
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Three Months Ended March 31,	2017	2016
Cash Flows From Operating Activities
Net income	$430.3	$258.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41.0	27.5
Amortization of intangible assets	15.5	15.5
Net Amortization of fixed-income securities	22.1	20.5
Amortization of equity-based compensation	30.9	12.8
Net realized (gains) losses on securities	(51.9)	(17.4)
Net (gains) losses on disposition of property and equipment	1.3	0.1
(Gains) losses on extinguishment of debt	(0.2)	0
Changes in:
Premiums receivable	(341.4)	(391.1)
Reinsurance recoverables	(54.2)	(79.4)
Prepaid reinsurance premiums	(12.2)	(17.4)
Deferred acquisition costs	(28.3)	(35.9)
Income taxes	212.7	91.8
Unearned premiums	476.3	518.6
Loss and loss adjustment expense reserves	260.8	247.6
Accounts payable, accrued expenses, and other liabilities	137.4	200.1
Restricted cash	14.4	(5.7)
Other, net	(35.7)	(27.5)
Net cash provided by operating activities	1,118.8	818.8
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(3,203.9)	(2,468.2)
Equity securities	(52.5)	(180.1)
Sales:
Fixed maturities	1,014.1	2,105.9
Equity securities	86.5	97.9
Maturities, paydowns, calls, and other:
Fixed maturities	1,006.5	1,829.8
Equity securities	26.6	0
Net sales (purchases) of short-term investments	536.8	(1,653.0)
Net unsettled security transactions	83.2	70.4
Collateral on derivative positions	(136.1)	0
Purchases of property and equipment	(35.0)	(54.3)
Sales of property and equipment	11.2	2.0
Net cash used in investing activities	(662.6)	(249.6)
Cash Flows From Financing Activities
Proceeds from exercise of equity options	0.5	0
Tax benefit from vesting of equity-based compensation	0	6.6
Payments of debt	(6.2)	(6.8)
Reacquisition of debt	(30.7)	0
Dividends paid to shareholders	(395.4)	(519.0)
Acquisition of treasury shares for restricted stock tax liabilities	(21.4)	(18.9)
Acquisition of treasury shares acquired in open market	0	(51.4)
Net cash used in financing activities	(453.2)	(589.5)
Effect of exchange rate changes on cash	0	0.1
Increase (decrease) in cash	3.0	(20.2)
Cash, January 1	211.5	224.1
Cash, March 31	$214.5	$203.9
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates, in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 69.0% of the outstanding capital stock of ARX at March 31, 2017 and 69.2% at March 31, 2016 and December 31, 2016. The decrease reflects ARX employee stock options that were exercised during the first quarter 2017. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2017, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report to Shareholders").
Other assets on the consolidated balance sheets include properties that are considered "held for sale," if any. At March 31, 2017, no properties were held for sale. At March 31, 2016 and December 31, 2016, the fair value of these properties, less the estimated cost to sell them, were $8.7 million.
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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2017
Fixed maturities:
U.S. government obligations	$3,345.5	$0.9	$(20.6)	$0	$3,325.8	13.7%
State and local government obligations	2,475.8	23.3	(10.7)	0	2,488.4	10.2
Foreign government obligations	22.9	0	0	0	22.9	0.1
Corporate debt securities	5,199.6	23.1	(15.0)	0.3	5,208.0	21.4
Residential mortgage-backed securities	1,393.9	24.6	(11.0)	2.1	1,409.6	5.8
Agency residential pass-through obligations	39.1	0.1	(0.7)	0	38.5	0.2
Commercial mortgage-backed securities	2,216.1	13.7	(16.3)	0	2,213.5	9.1
Other asset-backed securities	2,562.4	5.4	(3.1)	0.2	2,564.9	10.6
Redeemable preferred stocks	189.5	14.3	(1.1)	0	202.7	0.8
Total fixed maturities	17,444.8	105.4	(78.5)	2.6	17,474.3	71.9
Equity securities:
Nonredeemable preferred stocks	710.3	111.3	(11.8)	0	809.8	3.3
Common equities	1,451.5	1,531.4	(4.8)	0	2,978.1	12.3
Short-term investments	3,040.8	0	0	0	3,040.8	12.5
Total portfolio[1,2]	$22,647.4	$1,748.1	$(95.1)	$2.6	$24,303.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2016
Fixed maturities:
U.S. government obligations	$1,375.8	$12.2	$0	$0	$1,388.0	6.5%
State and local government obligations	2,452.0	57.4	(1.2)	0	2,508.2	11.8
Foreign government obligations	21.9	0	0	0	21.9	0.1
Corporate debt securities	3,795.2	50.6	(6.2)	0.4	3,840.0	18.0
Residential mortgage-backed securities	1,810.9	19.5	(28.5)	(0.4)	1,801.5	8.4
Agency residential pass-through obligations	46.5	0.2	(0.1)	0	46.6	0.2
Commercial mortgage-backed securities	2,418.7	26.4	(18.9)	0	2,426.2	11.4
Other asset-backed securities	1,706.3	1.3	(4.2)	0.3	1,703.7	8.0
Redeemable preferred stocks	265.0	14.2	(48.9)	0	230.3	1.1
Total fixed maturities	13,892.3	181.8	(108.0)	0.3	13,966.4	65.5
Equity securities:
Nonredeemable preferred stocks	731.9	124.7	(24.4)	0	832.2	3.9
Common equities	1,524.0	1,186.7	(5.7)	0	2,705.0	12.7
Short-term investments	3,826.9	0	0	0	3,826.9	17.9
Total portfolio[1,2]	$19,975.1	$1,493.2	$(138.1)	$0.3	$21,330.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2016
Fixed maturities:
U.S. government obligations	$2,899.2	$0	$(29.1)	$0	$2,870.1	12.2%
State and local government obligations	2,509.5	13.8	(20.7)	0	2,502.6	10.7
Foreign government obligations	24.5	0	0	0	24.5	0.1
Corporate debt securities	4,557.8	17.3	(24.3)	0.1	4,550.9	19.4
Residential mortgage-backed securities	1,448.5	23.7	(15.0)	1.5	1,458.7	6.2
Agency residential pass-through obligations	41.2	0	(0.6)	0	40.6	0.2
Commercial mortgage-backed securities	2,266.9	12.0	(25.5)	0	2,253.4	9.6
Other asset-backed securities	2,350.7	4.6	(4.4)	0.2	2,351.1	10.0
Redeemable preferred stocks	188.8	5.1	(2.0)	0	191.9	0.8
Total fixed maturities	16,287.1	76.5	(121.6)	1.8	16,243.8	69.2
Equity securities:
Nonredeemable preferred stocks	734.2	135.4	(16.1)	0	853.5	3.6
Common equities	1,437.5	1,377.0	(2.1)	0	2,812.4	12.0
Short-term investments	3,572.9	0	0	0	3,572.9	15.2
Total portfolio[1,2]	$22,031.7	$1,588.9	$(139.8)	$1.8	$23,482.6	100.0%
1Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2017 and 2016, and December 31, 2016, we had $111.0 million, $47.3 million, and $27.8 million, respectively, included in "other liabilities." In addition, at March 31, 2017, we had $136.1 million of margin collateral on an open derivative position, which was included in "other assets."
2The total fair value of the portfolio at March 31, 2017 and 2016, and December 31, 2016 included $0.7 billion, $0.7 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not enter into any repurchase commitment transactions during the first three months of 2017 or 2016, and we had no open repurchase commitments at March 31, 2017 and 2016, or December 31, 2016.
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

We had no open reverse repurchase commitments at March 31, 2017 and 2016, or December 31, 2016. We did not enter into any reverse repurchase commitments for the three months ended March 31, 2017. During the three months ended March 31, 2016, our largest outstanding balance of reverse repurchase commitments was $265.0 million, which was open for one day. For the 10 days we invested in these transactions, the average daily balance of reverse repurchase commitments was $160.7 million.

To the extent our repurchase and reverse repurchase transactions were with the same counterparty and subject to an enforceable master netting arrangement, we could elect to offset these transactions. Consistent with past practice, we have elected not to offset these transactions and therefore report these transactions on a gross basis on our balance sheets.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31, 2016
(millions)	2017	2016
Fixed maturities:
Corporate debt securities	$44.5	$39.2	$40.1
Residential mortgage-backed securities	186.6	174.4	170.5
Other asset-backed securities	8.3	10.6	8.9
Total fixed maturities	239.4	224.2	219.5
Equity securities:
Nonredeemable preferred stocks	0	49.5	0
Total hybrid securities	$239.4	$273.7	$219.5
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. This would result in a loss of $3.1 million as of March 31, 2017, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. We are under no obligation to exercise the put option we hold if a change in control occurs.
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
During 2016, we sold the nonredeemable preferred stocks referred to in the table above. These securities were perpetual preferred stocks with fixed-rate coupons that have call features, whereby the change in value of the call features is a component of the overall change in value of the preferred stocks.

Fixed Maturities The composition of fixed maturities by maturity at March 31, 2017, was:

(millions)	Cost	Fair Value
Less than one year	$4,370.5	$4,382.3
One to five years	9,988.3	9,995.8
Five to ten years	3,030.3	3,030.0
Ten years or greater	55.7	66.2
Total	$17,444.8	$17,474.3

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of March 31, 2017, we had $90.3 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $4.8 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity. For common equities, 96% of our common stock portfolio was indexed to the Russell 1000; as such, this portfolio may contain securities in a loss position for an extended period of time, subject to possible write-downs, as described below. We may retain these securities as long as the portfolio and index correlation remain similar. To the extent there is issuer-specific deterioration, we may write down the securities of that issuer. The remaining 4% of our common stocks were part of a managed equity strategy selected and administered by an external investment advisor. If our review of loss position securities were to indicate there was a fundamental, or market, impairment on these securities that was determined to be other-than-temporary, we would recognize a write-down in accordance with our stated policy.
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2017
Fixed maturities:
U.S. government obligations	34	$2,747.0	$(20.6)	34	$2,747.0	$(20.6)	0	$0	$0
State and local government obligations	340	986.3	(10.7)	310	906.5	(9.5)	30	79.8	(1.2)
Corporate debt securities	147	2,494.7	(15.0)	139	2,415.1	(14.9)	8	79.6	(0.1)
Residential mortgage-backed securities	182	880.9	(11.0)	82	264.4	(1.1)	100	616.5	(9.9)
Agency residential pass-through obligations	65	35.4	(0.7)	56	32.7	(0.6)	9	2.7	(0.1)
Commercial mortgage-backed securities	92	1,131.9	(16.3)	73	985.7	(14.2)	19	146.2	(2.1)
Other asset-backed securities	118	1,601.6	(3.1)	112	1,521.4	(2.8)	6	80.2	(0.3)
Redeemable preferred stocks	1	11.4	(1.1)	0	0	0	1	11.4	(1.1)
Total fixed maturities	979	9,889.2	(78.5)	806	8,872.8	(63.7)	173	1,016.4	(14.8)
Equity securities:
Nonredeemable preferred stocks	9	197.0	(11.8)	5	78.5	(0.7)	4	118.5	(11.1)
Common equities	68	49.2	(4.8)	61	48.3	(4.8)	7	0.9	0
Total equity securities	77	246.2	(16.6)	66	126.8	(5.5)	11	119.4	(11.1)
Total portfolio	1,056	$10,135.4	$(95.1)	872	$8,999.6	$(69.2)	184	$1,135.8	$(25.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2016
Fixed maturities:
U.S. government obligations	5	$74.9	$0	5	$74.9	$0	0	$0	$0
State and local government obligations	112	267.8	(1.2)	63	132.8	(0.3)	49	135.0	(0.9)
Corporate debt securities	60	672.3	(6.2)	21	169.2	(0.4)	39	503.1	(5.8)
Residential mortgage-backed securities	157	1,345.1	(28.5)	52	426.9	(3.9)	105	918.2	(24.6)
Agency residential pass-through obligations	25	9.1	(0.1)	3	0.4	0	22	8.7	(0.1)
Commercial mortgage-backed securities	130	1,185.4	(18.9)	49	395.4	(2.2)	81	790.0	(16.7)
Other asset-backed securities	86	1,175.2	(4.2)	70	999.3	(3.2)	16	175.9	(1.0)
Redeemable preferred stocks	9	198.8	(48.9)	4	88.0	(16.1)	5	110.8	(32.8)
Total fixed maturities	584	4,928.6	(108.0)	267	2,286.9	(26.1)	317	2,641.7	(81.9)
Equity securities:
Nonredeemable preferred stocks	13	344.4	(24.4)	4	79.0	(2.6)	9	265.4	(21.8)
Common equities	73	87.4	(5.7)	67	84.3	(5.5)	6	3.1	(0.2)
Total equity securities	86	431.8	(30.1)	71	163.3	(8.1)	15	268.5	(22.0)
Total portfolio	670	$5,360.4	$(138.1)	338	$2,450.2	$(34.2)	332	$2,910.2	$(103.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2016
Fixed maturities:
U.S. government obligations	30	$2,774.0	$(29.1)	30	$2,774.0	$(29.1)	0	$0	$0
State and local government obligations	618	1,497.9	(20.7)	584	1,404.3	(19.6)	34	93.6	(1.1)
Corporate debt securities	184	2,615.1	(24.3)	175	2,559.9	(24.0)	9	55.2	(0.3)
Residential mortgage-backed securities	178	917.7	(15.0)	69	175.8	(1.1)	109	741.9	(13.9)
Agency residential pass-through obligations	55	36.0	(0.6)	48	33.9	(0.6)	7	2.1	0
Commercial mortgage-backed securities	111	1,347.3	(25.5)	85	1,061.2	(22.9)	26	286.1	(2.6)
Other asset-backed securities	103	1,605.2	(4.4)	89	1,423.3	(3.9)	14	181.9	(0.5)
Redeemable preferred stocks	2	31.0	(2.0)	0	0	0	2	31.0	(2.0)
Total fixed maturities	1,281	10,824.2	(121.6)	1,080	9,432.4	(101.2)	201	1,391.8	(20.4)
Equity securities:
Nonredeemable preferred stocks	13	329.6	(16.1)	8	175.2	(3.8)	5	154.4	(12.3)
Common equities	75	22.1	(2.1)	69	19.7	(1.7)	6	2.4	(0.4)
Total equity securities	88	351.7	(18.2)	77	194.9	(5.5)	11	156.8	(12.7)
Total portfolio	1,369	$11,175.9	$(139.8)	1,157	$9,627.3	$(106.7)	212	$1,548.6	$(33.1)

Since March 31, 2016, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily the result of rising interest rates during the latter part of 2016. A decline in credit spreads for the first three months of 2017 resulted in a decrease in the number of fixed-maturity securities with unrealized losses since December 31, 2016. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at March 31, 2017 in the table above are current with respect to required principal and interest payments. Since December 31, 2016, our nonredeemable preferred stocks with unrealized losses decreased to nine securities, averaging approximately 6% of their total cost. The decrease in the number of securities is the result of valuation increases in the portfolio. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio decreased during the first three months of 2017. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	March 31,		December 31, 2016
(millions)	2017	2016
Fixed maturities:
Residential mortgage-backed securities	$(43.3)	$(43.3)	$(43.3)
Commercial mortgage-backed securities	(0.5)	(0.6)	(0.6)
Total fixed maturities	$(43.8)	$(43.9)	$(43.9)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2017 and 2016, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2016	$11.1	$0.4	$11.5
Reductions for securities sold/matured	0	(0.3)	(0.3)
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at March 31, 2017	$11.4	$0.1	$11.5

	Three Months Ended March 31, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2015	$12.4	$0.4	$12.8
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.3)	0	(0.3)
Balance at March 31, 2016	$12.1	$0.4	$12.5
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the three months ended March 31, 2017 or 2016.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2017	2016
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$0.4	$14.3
State and local government obligations	0.5	10.9
Corporate and other debt securities	4.1	12.5
Residential mortgage-backed securities	0.1	0.9
Commercial mortgage-backed securities	1.2	3.6
Other asset-backed securities	0.3	0
Redeemable preferred stocks	0.3	0
Total fixed maturities	6.9	42.2
Equity securities:
Nonredeemable preferred stocks	45.4	1.6
Common equities	7.4	9.5
Subtotal gross realized gains on security sales	59.7	53.3
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(3.2)	(0.4)
State and local government obligations	(0.1)	(0.1)
Corporate and other debt securities	(0.9)	(0.4)
Commercial mortgage-backed securities	(2.4)	(2.7)
Total fixed maturities	(6.6)	(3.6)
Equity securities:
Nonredeemable preferred stocks	(1.2)	(1.0)
Common equities	(0.1)	(4.9)
Subtotal gross realized losses on security sales	(7.9)	(9.5)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	(2.8)	13.9
State and local government obligations	0.4	10.8
Corporate and other debt securities	3.2	12.1
Residential mortgage-backed securities	0.1	0.9
Commercial mortgage-backed securities	(1.2)	0.9
Other asset-backed securities	0.3	0
Redeemable preferred stocks	0.3	0
Total fixed maturities	0.3	38.6
Equity securities:
Nonredeemable preferred stocks	44.2	0.6
Common equities	7.3	4.6
Subtotal net realized gains (losses) on security sales	51.8	43.8
Other-than-temporary impairment losses
Equity securities:
Common equities	(1.0)	0
Subtotal other-than-temporary impairment losses	(1.0)	0
Other gains (losses)
Hybrid securities	0.8	(0.7)
Derivative instruments	0	(25.7)
Litigation settlements	0.3	0
Subtotal other gains (losses)	1.1	(26.4)
Total net realized gains (losses) on securities	$51.9	$17.4
Gross realized gains and losses were predominantly the result of sales transactions in our fixed-income portfolio related to movements in credit spreads and interest rates and sales from our equity portfolios. Our preferred stock portfolio reflects a large realized gain due primarily to one issue called by the issuer at par. This security was held at a deep discount due to previous other-than-temporary impairment write-downs taken during the market crisis of 2008. Subsequent to the write-down, the security experienced significant recovery and was trading near its anticipated call price. Upon call, we recognized the difference between the consideration received and our book value as a realized gain.
In addition, gains and losses reflect recoveries from litigation settlements related to investments and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired.

Net Investment Income  The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2017	2016
Fixed maturities:
U.S. government obligations	$12.7	$4.8
State and local government obligations	13.3	13.5
Foreign government obligations	0.1	0.1
Corporate debt securities	29.6	28.2
Residential mortgage-backed securities	9.4	12.2
Agency residential pass-through obligations	0.2	0.4
Commercial mortgage-backed securities	18.8	20.9
Other asset-backed securities	9.9	6.0
Redeemable preferred stocks	3.4	3.8
Total fixed maturities	97.4	89.9
Equity securities:
Nonredeemable preferred stocks	11.5	11.8
Common equities	13.3	14.5
Short-term investments	7.0	2.6
Investment income	129.2	118.8
Investment expenses	(5.6)	(4.8)
Net investment income	$123.6	$114.0

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio.

Trading Securities At March 31, 2017 and 2016, and December 31, 2016, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2017 and 2016.

Derivative Instruments The following table shows the status of our derivative instruments at March 31, 2017 and 2016, and December 31, 2016, and for the three months ended March 31, 2017 and 2016:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended
	March 31,		Dec. 31,			March 31,		Dec. 31,	March 31,
Derivatives designated as:	2017	2016	2016	Purpose	Classification	2017	2016	2016	2017	2016
Hedging instrument
Open:
Interest rate swap	$850	$0	$0	Manage interest rate risk	Other assets	$4.0	$0	$0	$0	$0
Closed:
Ineffective cash flow hedge	31	0	370	Manage interest rate risk	NA	0	0	0	0	0
Non-hedging instruments
Liabilities:
Interest rate swaps	0	565	0	Manage portfolio duration	Other liabilities	0	(18.7)	0	0	(24.0)
Closed:
Interest rate swaps	0	185	750	Manage portfolio duration	NA	0	0	0	0	(1.9)
U.S. Treasury Note futures	0	55	135	Manage portfolio duration	NA	0	0	0	0	0.2
Total	NA	NA	NA			$4.0	$(18.7)	$0	$0	$(25.7)
NA= Not applicable
1The amounts represent the value held at quarter and year end for open positions and the maximum amount held during the period for closed positions.
2To the extent we hold both derivative assets and liabilities with the same counterparty that are subject to an enforceable master netting arrangement, we reported them on a gross basis on our balance sheets, consistent with our historical presentation.
CASH FLOW HEDGES
During the first quarter 2017, we entered into a forecasted debt issuance hedge, against a possible rise in interest rates, with a 30-year interest rate swap for which we were paying a fixed rate and receiving a variable rate, in anticipation of a debt issuance. The $4.0 million pretax unrealized gain was recorded as part of accumulated other comprehensive income. At March 31, 2017, the balance of our margin collateral at the clearinghouse was $136.1 million.

During 2016, we entered into a $350 million forecasted transaction to hedge against a possible rise in interest rates in anticipation of a debt offering under which we issued $500 million of 2.45% Senior Notes due 2027. The remaining portion of our ineffective cash flow hedge resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 during 2017 and 2016, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities. The portion repurchased in 2017 resulted in an immaterial gain.
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts from time to time to manage the fixed-income portfolio duration. We did not hold any interest rate swap positions at March 31, 2017 or December 31, 2016. At March 31, 2016, we held interest rate swap positions for which we were paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As of March 31, 2016, the balance of the cash collateral that we delivered to the applicable counterparties on the then open interest rate swaps was $20.6 million. We did not open any U.S. treasury futures during 2017. During 2016, we opened and closed treasury futures; no positions were outstanding at the end of the first quarter or year end.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2017
Fixed maturities:
U.S. government obligations	$3,325.8	$0	$0	$3,325.8	$3,345.5
State and local government obligations	0	2,488.4	0	2,488.4	2,475.8
Foreign government obligations	22.9	0	0	22.9	22.9
Corporate debt securities	0	5,208.0	0	5,208.0	5,199.6
Subtotal	3,348.7	7,696.4	0	11,045.1	11,043.8
Asset-backed securities:
Residential mortgage-backed	0	1,409.6	0	1,409.6	1,393.9
Agency residential pass-through obligations	0	38.5	0	38.5	39.1
Commercial mortgage-backed	0	2,213.5	0	2,213.5	2,216.1
Other asset-backed	0	2,564.9	0	2,564.9	2,562.4
Subtotal asset-backed securities	0	6,226.5	0	6,226.5	6,211.5
Redeemable preferred stocks:
Financials	0	63.2	0	63.2	60.4
Utilities	0	31.4	0	31.4	30.6
Industrials	0	108.1	0	108.1	98.5
Subtotal redeemable preferred stocks	0	202.7	0	202.7	189.5
Total fixed maturities	3,348.7	14,125.6	0	17,474.3	17,444.8
Equity securities:
Nonredeemable preferred stocks:
Financials	131.1	678.7	0	809.8	710.3
Subtotal nonredeemable preferred stocks	131.1	678.7	0	809.8	710.3
Common equities:
Common stocks	2,977.8	0	0	2,977.8	1,451.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,977.8	0	0.3	2,978.1	1,451.5
Total fixed maturities and equity securities	6,457.6	14,804.3	0.3	21,262.2	19,606.6
Short-term investments	2,226.7	814.1	0	3,040.8	3,040.8
Total portfolio	$8,684.3	$15,618.4	$0.3	$24,303.0	$22,647.4
Debt	$0	$3,198.3	$121.1	$3,319.4	$3,111.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2016
Fixed maturities:
U.S. government obligations	$1,388.0	$0	$0	$1,388.0	$1,375.8
State and local government obligations	0	2,508.2	0	2,508.2	2,452.0
Foreign government obligations	21.9	0	0	21.9	21.9
Corporate debt securities	0	3,840.0	0	3,840.0	3,795.2
Subtotal	1,409.9	6,348.2	0	7,758.1	7,644.9
Asset-backed securities:
Residential mortgage-backed	0	1,801.5	0	1,801.5	1,810.9
Agency residential pass-through obligations	0	46.6	0	46.6	46.5
Commercial mortgage-backed	0	2,416.7	9.5	2,426.2	2,418.7
Other asset-backed	0	1,703.7	0	1,703.7	1,706.3
Subtotal asset-backed securities	0	5,968.5	9.5	5,978.0	5,982.4
Redeemable preferred stocks:
Financials	0	91.7	0	91.7	81.8
Utilities	0	51.6	0	51.6	65.1
Industrials	0	87.0	0	87.0	118.1
Subtotal redeemable preferred stocks	0	230.3	0	230.3	265.0
Total fixed maturities	1,409.9	12,547.0	9.5	13,966.4	13,892.3
Equity securities:
Nonredeemable preferred stocks:
Financials	153.8	678.4	0	832.2	731.9
Subtotal nonredeemable preferred stocks	153.8	678.4	0	832.2	731.9
Common equities:
Common stocks	2,704.7	0	0	2,704.7	1,523.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,704.7	0	0.3	2,705.0	1,524.0
Total fixed maturities and equity securities	4,268.4	13,225.4	9.8	17,503.6	16,148.2
Short-term investments	3,730.0	96.9	0	3,826.9	3,826.9
Total portfolio	$7,998.4	$13,322.3	$9.8	$21,330.5	$19,975.1
Debt	$0	$2,789.2	$158.1	$2,947.3	$2,701.6

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2016
Fixed maturities:
U.S. government obligations	$2,870.1	$0	$0	$2,870.1	$2,899.2
State and local government obligations	0	2,502.6	0	2,502.6	2,509.5
Foreign government obligations	24.5	0	0	24.5	24.5
Corporate debt securities	0	4,550.9	0	4,550.9	4,557.8
Subtotal	2,894.6	7,053.5	0	9,948.1	9,991.0
Asset-backed securities:
Residential mortgage-backed	0	1,458.7	0	1,458.7	1,448.5
Agency residential pass-through obligations	0	40.6	0	40.6	41.2
Commercial mortgage-backed	0	2,253.1	0.3	2,253.4	2,266.9
Other asset-backed	0	2,351.1	0	2,351.1	2,350.7
Subtotal asset-backed securities	0	6,103.5	0.3	6,103.8	6,107.3
Redeemable preferred stocks:
Financials	0	59.5	0	59.5	59.8
Utilities	0	30.9	0	30.9	30.5
Industrials	0	101.5	0	101.5	98.5
Subtotal redeemable preferred stocks	0	191.9	0	191.9	188.8
Total fixed maturities	2,894.6	13,348.9	0.3	16,243.8	16,287.1
Equity securities:
Nonredeemable preferred stocks:
Financials	138.1	715.4	0	853.5	734.2
Subtotal nonredeemable preferred stocks	138.1	715.4	0	853.5	734.2
Common equities:
Common stocks	2,812.0	0	0	2,812.0	1,437.1
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,812.0	0	0.4	2,812.4	1,437.5
Total fixed maturities and equity securities	5,844.7	14,064.3	0.7	19,909.7	18,458.8
Short-term investments	3,009.3	563.6	0	3,572.9	3,572.9
Total portfolio	$8,854.0	$14,627.9	$0.7	$23,482.6	$22,031.7
Debt	$0	$3,188.5	$127.3	$3,315.8	$3,148.2
Our portfolio valuations, excluding short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during 2017 or 2016. We recognize transfers between levels at the end of the reporting period.
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

At March 31, 2017, vendor-quoted prices represented 54% of our Level 1 classifications (excluding short-term investments), compared to 37% and 52% at March 31, 2016 and December 31, 2016, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At March 31, 2017 and 2016, and December 31, 2016, vendor-quoted prices comprised 99%, 98%, and 99%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 1%, 2%, and 1%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
To allow us to determine if our initial source is providing a price that is outside of a reasonable range, we review our portfolio pricing on a weekly basis. When necessary, we challenge prices from our sources when a price provided does not match our expectations based on our evaluation of market trends and activity. Initially, we perform a review of our portfolio by sector to identify securities whose prices appear outside of a reasonable range. We then perform a more detailed review of fair values for securities disclosed as Level 2. We review dealer bids and quotes for these and/or similar securities to determine the market level context for our valuations. We then evaluate inputs relevant for each class of securities disclosed in the preceding hierarchy tables.
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

For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes and debentures issued by The Progressive Corporation (see Note 4–Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market, issuer specific fundamentals, and industry specific economic news as it comes to light.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2017 and 2016, and December 31, 2016, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We did not hold any internally priced securities at March 31, 2017 and 2016, or December 31, 2016.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2017 or 2016, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2017 and 2016:

	Level 3 Fair Value
	Three Months Ended March 31, 2017
(millions)	Fair Value at December 31, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2017
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.3	$(0.3)	$0	$0	$0	$0	$0	$0
Total fixed maturities	0.3	(0.3)	0	0	0	0	0	0
Equity securities:
Common equities:
Other risk investments	0.4	(0.1)	0	0	0	0	0	0.3
Total Level 3 securities	$0.7	$(0.4)	$0	$0	$0	$0	$0	$0.3

	Level 3 Fair Value
	Three Months Ended March 31, 2016
(millions)	Fair Value at December 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2016
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	$(0.3)	$0	$0	$0	$(0.1)	$0	$9.5
Total fixed maturities	9.9	(0.3)	0	0	0	(0.1)	0	9.5
Equity securities:
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$10.2	$(0.3)	$0	$0	$0	$(0.1)	$0	$9.8

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2017 and 2016, and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0	NA	NA	NA
Subtotal Level 3 securities	0
Pricing exemption securities[1]	0.3
Total Level 3 securities	$0.3
NA= Not applicable, since we did not hold any commercial mortgage-backed Level 3 securities at March 31, 2017.
1The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.5	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	9.5
Pricing exemption securities[2]	0.3
Total Level 3 securities	$9.8
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.3	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	0.3
Pricing exemption securities[2]	0.4
Total Level 3 securities	$0.7
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
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	March 31, 2017		March 31, 2016		December 31, 2016
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.5	$527.9	$498.2	$538.4	$498.4	$528.8
2.45% Senior Notes due 2027	495.8	468.6	0	0	495.8	464.6
6 5/8% Senior Notes due 2029	296.0	386.3	295.8	388.7	295.9	380.1
6.25% Senior Notes due 2032	395.2	512.1	395.0	509.7	395.2	499.0
4.35% Senior Notes due 2044	346.5	366.7	346.4	377.9	346.4	362.3
3.70% Senior Notes due 2045	395.1	380.0	395.0	388.6	395.1	372.5
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	563.5	556.7	613.1	585.9	594.1	581.2
Other debt instruments	121.1	121.1	158.1	158.1	127.3	127.3
Total	$3,111.7	$3,319.4	$2,701.6	$2,947.3	$3,148.2	$3,315.8

The other debt instruments reported in the table above represent ARX indebtedness and consist of:

	March 31, 2017		March 31, 2016		December 31, 2016
($ in millions) Type of debt instrument	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$55.9	2	$80.8	2	$62.1	December 2018 and 2019
Junior subordinated notes[1]	2	41.2	2	41.2	2	41.2	June 2036 and 2037
Senior notes	4	24.0	4	24.0	4	24.0	Various[2]
Surplus note[3]	0	0	1	12.1	0	0	November 2021
Total		$121.1		$158.1		$127.3
1 ARX issued junior subordinated floating rate notes to trusts established by ARX in connection with issuances of trust preferred securities by the trusts (discussed below).
2 The senior notes mature in May 2033, April 2034, December 2034, and June 2035.
3 The surplus note was debt of the subsidiary disposed of by ARX in the exchange transaction during the second quarter 2016.
The Progressive Corporation Debt
During the first quarter 2017 and the full year 2016, we repurchased, in the open market, $30.9 million and $19.8 million, respectively, in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the "6.70% Debentures"). Since the carrying value of the debt we repurchased differed from the amount paid to extinguish the debt, we recognized a gain of $0.2 million during the first quarter 2017 and $1.6 million in 2016. We did not repurchase any debt securities in the first quarter 2016.

During the year ended December 31, 2016, we issued $500 million of our 2.45% Senior Notes due 2027 in an underwritten public offering. We received proceeds, after deducting underwriter's discounts, commissions, and other issuance costs, of approximately $495.6 million. See Note 15 – Subsequent Event, for a discussion of senior notes issued in April 2017.
ARX Debt (i.e., Other debt instruments)
The other debt instruments were issued by ARX, prior to The Progressive Corporation acquiring a controlling interest in 2015. ARX, not The Progressive Corporation or any of its other subsidiaries, is responsible for the other debt, which includes amounts that were borrowed and contributed to the capital of ARX's insurance subsidiaries or used, or made available for use, for other business purposes.
In estimating the fair values of the other debt instruments, it was determined that the fair values of these notes are equal to the carrying value, based on the current rates offered for debt of similar maturities and interest rates.

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts that are entirely owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million at March 31, 2017 and 2016, and December 31, 2016, in the variable interest entities is reported as a component of "other assets" on our consolidated balance sheets.
The Progressive Corporation Line of Credit
During 2016, we renewed the unsecured, discretionary line of credit (the "Line of Credit") with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million. Subject to the terms and conditions of the Line of Credit documents, advances under the Line of Credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2017, the expiration date of the Line of Credit. Prepayments are permitted without penalty. All advances under the Line of Credit are subject to PNC's discretion. We had no borrowings under the Line of Credit during the first three months of 2017 or throughout 2016.
Note 5 Income Taxes — At March 31, 2017 and 2016, and December 31, 2016, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the three months ended March 31, 2017, there have been no material changes in our uncertain tax positions or effective tax rate.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2017	2016
Balance, Beginning of period	$11,368.0	$10,039.0
Less reinsurance recoverables on unpaid losses	1,801.0	1,442.7
Net balance, Beginning of period	9,567.0	8,596.3
Incurred related to:
Current year	4,152.2	3,853.0
Prior years	111.2	60.4
Total incurred	4,263.4	3,913.4
Paid related to:
Current year	1,933.2	1,864.5
Prior years	2,118.7	1,867.2
Total paid	4,051.9	3,731.7
Net balance, End of period	9,778.5	8,778.0
Plus reinsurance recoverables on unpaid losses	1,850.4	1,508.7
Balance, End of period	$11,628.9	$10,286.7

We experienced unfavorable reserve development of $111.2 million and $60.4 million for the first quarter 2017 and 2016, respectively, which is reflected as "Incurred related to prior years" in the table above.
First quarter 2017

•	Approximately $100 million of the unfavorable prior year reserve development was attributable to accident year 2016.

•
Our vehicle businesses incurred about $124 million of unfavorable loss and loss adjustment expense (LAE) reserve development for the first quarter 2017, partially offset by the favorable loss and LAE reserve development in our Property business.

•
Our Agency and Direct auto businesses incurred about $68 million and $37 million, respectively, of the total unfavorable reserve development, primarily due to an increase in costs related to property damage, unfavorable personal injury protection (PIP) case reserve development, mainly in Michigan, and more late reported bodily injury claims than anticipated.

•	Our Commercial Lines business experienced unfavorable development primarily due to more late reported injury claims than anticipated.
First quarter 2016

•	Approximately $46 million of the unfavorable prior year reserve development was attributable to accident year 2015.

•
Nearly three-fourths of our unfavorable reserve development was in our personal auto product. Our Agency and Direct auto businesses incurred about $32 million and $11 million, respectively, of the total unfavorable reserve development.

•	Our Commercial Lines business incurred about $15 million of the unfavorable development.

•
In our personal auto and Commercial Lines businesses, we incurred unfavorable incurred but not recorded (IBNR) reserve development, primarily due to a higher severity and frequency of late reported claims than anticipated for accident year 2015, driven in part by storms in late December 2015, resulting in a greater number of claims being reported in January 2016 than anticipated.

•	The development during the quarter for our Property business was minimal.

Note 7 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2017	2016
Income taxes	$0.7	$30.0
Interest	33.1	28.1

Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program's "Write Your Own" program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) is an administrator.
Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our other indemnity businesses manage our run-off businesses. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business, and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with ASI and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions, including those between Progressive and ASI, are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2017		2016
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,631.5	$249.7	$2,347.9	$171.4
Direct	2,523.7	175.3	2,220.7	79.5
Total Personal Lines[1]	5,155.2	425.0	4,568.6	250.9
Commercial Lines	645.5	67.4	548.8	61.1
Property[2]	226.0	7.8	200.0	(24.5)
Other indemnity	0	(0.2)	0	(0.7)
Total underwriting operations	6,026.7	500.0	5,317.4	286.8
Fees and other revenues[3]	85.2	NA	78.9	NA
Service businesses	28.5	2.6	25.0	3.4
Investments[4]	181.1	175.5	136.2	131.4
Gains on extinguishment of debt	0.2	0.2	0	0
Interest expense	NA	(36.8)	NA	(34.2)
Consolidated total	$6,321.7	$641.5	$5,557.5	$387.4
NA = Not applicable
1 Personal auto insurance accounted for 93% and 92% of the total Personal Lines segment net premiums earned in the first quarters of 2017 and 2016, respectively; insurance for our special lines products (e.g., motorcycles, watercraft, and RVs) accounted for the balance of the Personal Lines net premiums earned.
2 For both the three months ended March 31, 2017 and 2016, pretax profit (loss) also includes $15.5 million of amortization expense predominately associated with the acquisition of a controlling interest in ARX.
3 Pretax profit (loss) for fees and other revenues are attributable to operating segments.
4 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expenses.

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

	Three Months Ended March 31,
	2017		2016
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	9.5%	90.5	7.3%	92.7
Direct	6.9	93.1	3.6	96.4
Total Personal Lines	8.2	91.8	5.5	94.5
Commercial Lines	10.4	89.6	11.1	88.9
Property[1]	3.4	96.6	(12.2)	112.2
Other indemnity[2]	NM	NM	NM	NM
Total underwriting operations	8.3	91.7	5.4	94.6
1 Included in the three months ended March 31, 2017 and 2016, is 6.9 points and 7.8 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX.
2 Underwriting margins and combined ratios are not meaningful (NM) for our other indemnity businesses due to the low level of premiums earned by, and the variability of loss costs in, such businesses.
Note 9 Dividends — We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a performance factor (Gainshare factor), which, beginning in 2017, is determined by reference to the Agency auto, Direct auto, special lines, Commercial Lines, and Property business units, with minor exclusions and subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2016, the Board determined the target percentage for 2017 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2016 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). On a year-to-date basis, as of March 31, 2017, the Gainshare factor was 1.83. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
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
Following is a summary of our shareholder dividends that were declared in the last two years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2016	February 2017	$0.6808	$395.4
Annual – Variable	December 2015	February 2016	$0.8882	$519.2
1 Based on an estimate of shares outstanding as of the record date. For the dividends declared in December 2016 and 2015, we paid $395.4 million and $519.0 million, respectively.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2016	$1,439.5	$(506.1)	$933.4	$939.6	$(9.4)	$(1.1)	$4.3
Other comprehensive income (loss) before reclassifications:
Investment securities	254.5	(89.2)	165.3	165.3	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	4.0	(1.4)	2.6	0	2.6	0	0
Foreign currency translation adjustment	0.5	(0.2)	0.3	0	0	0.3	0
Loss attributable to noncontrolling interest (NCI)	(1.5)	0.6	(0.9)	0	0	0	(0.9)
Total other comprehensive income (loss) before reclassifications	257.5	(90.2)	167.3	165.3	2.6	0.3	(0.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.0)	0.4	(0.6)	(0.6)	0	0	0
Net realized gains (losses) on securities	51.6	(18.1)	33.5	33.5	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	51.1	(17.9)	33.2	32.9	0.3	0	0
Total other comprehensive income (loss)	206.4	(72.3)	134.1	132.4	2.3	0.3	(0.9)
Balance at March 31, 2017	$1,645.9	$(578.4)	$1,067.5	$1,072.0	$(7.1)	$(0.8)	$3.4

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2015	$1,234.5	$(434.1)	$800.4	$809.0	$(8.2)	$(1.5)	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	142.7	(50.3)	92.4	92.4	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	(0.1)	0.1	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.7	(0.2)	0.5	0	0	0.5	0
Loss attributable to noncontrolling interest (NCI)	(3.3)	1.2	(2.1)	0	0	0	(2.1)
Total other comprehensive income (loss) before reclassifications	140.0	(49.2)	90.8	92.4	0	0.5	(2.1)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	35.3	(12.4)	22.9	22.9	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	35.8	(12.6)	23.2	22.9	0.3	0	0
Total other comprehensive income (loss)	104.2	(36.6)	67.6	69.5	(0.3)	0.5	(2.1)
Balance at March 31, 2016	$1,338.7	$(470.7)	$868.0	$878.5	$(8.5)	$(1.0)	$(1.0)

In an effort to manage interest rate risk, we entered into forecasted transactions on each of Progressive's outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on these cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify expense of $0.4 million (pretax) into income during the next 12 months, related to net unrealized losses on forecasted transactions.
Note 11 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves. In addition, The Progressive Corporation and/or its insurance subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the insurance subsidiaries.
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
The nature and volume of litigation to which The Progressive Corporation is subject is similar to that which was disclosed in Note 12 - Litigation in our 2016 Annual Report to Shareholders.
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, if appropriate. The outcomes of pending cases are uncertain at this time. We establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate potential loss exposure, which may include a range of loss. As to lawsuits for which the loss is considered neither probable or estimable, or is considered probable but not estimable, we do not establish an accrual. Nevertheless, we continue to evaluate this pending litigation to determine if any losses not deemed probable and estimable become so, at which point we would establish an accrual at our best estimate of the loss or range of loss.

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2017 or 2016, and there have not been any material settlements during the first quarter 2017. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 - Litigation in our 2016 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against, or settlement by, us or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2016 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX shareholders have the right to “put” their ARX shares to Progressive in two installments, one in early 2018 and one in early 2021, and Progressive has the ability to "call" a portion of the outstanding shares shortly thereafter. If these rights are exercised in full when available, our ownership stake in ARX capital stock will exceed 80% in 2018 and will reach 100% in 2021.
Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest (NCI) as mezzanine equity on our consolidated balance sheets, which represents the minority shares at the current estimated purchase price pursuant to the put and call provisions of the stockholders' agreement. The estimated purchase price is based, in part, on the change in tangible net book value of ARX from December 31, 2014 to the balance sheet dates.
In addition to these minority shares, at March 31, 2017, ARX employees hold options to purchase 22,550 ARX shares. These options and any shares issued upon exercise are subject to the stockholders' agreement, including the right to "put" these shares to Progressive, as described above. Until the options are exercised, the underlying obligation of approximately $31.9 million is not recorded as part of redeemable NCI.
The changes in the components of redeemable NCI during the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016, were:

(millions)	March 31, 2017	March 31, 2016	December 31, 2016
Balance, Beginning of period	$483.7	$464.9	$464.9
Net income attributable to NCI	6.0	0.5	26.2
Other comprehensive income (loss) attributable to NCI	0.9	2.1	(3.2)
Exercise of employee stock options	3.4	0	0
Change in redemption value of NCI	0.2	(0.1)	(4.2)
Balance, End of period	$494.2	$467.4	$483.7
Note 13 Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2017 and 2016, there were no changes to the carrying amount of goodwill. For the year ended December 31, 2016, the carrying amount of goodwill increased $1.8 million as a result of an ARX exchange transaction in which ARX acquired the equity interest in a residential property insurance company and disposed of the equity interest in a commercial property insurance company. Goodwill recorded at March 31, 2017 was $449.4 million. No accumulated goodwill impairment losses exist.

Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of March 31, 2017 and 2016, and December 31, 2016:

(millions)	March 31, 2017	March 31, 2016	December 31, 2016
Intangible assets subject to amortization	$404.9	$467.0	$420.4
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$417.3	$479.4	$432.8
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	March 31, 2017			March 31, 2016			December 31, 2016
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$73.2	$183.0	$256.2	$36.6	$219.6	$256.2	$64.1	$192.1
Agency relationships	159.2	22.7	136.5	159.2	11.4	147.8	159.2	19.9	139.3
Software rights	79.1	21.5	57.6	79.1	10.8	68.3	79.1	18.8	60.3
Trade name	34.8	7.0	27.8	34.8	3.5	31.3	34.8	6.1	28.7
Total	$529.3	$124.4	$404.9	$529.3	$62.3	$467.0	$529.3	$108.9	$420.4
Amortization expense was $15.5 million for the three months ended March 31, 2017 and 2016.
Note 14 New Accounting Standards
Issued

In March 2017, the Financial Accounting Standards Boards (FASB) issued an accounting standards update (ASU) related to premium amortization on purchased callable debt securities. The intent of the standard is to shorten the amortization period for certain purchased callable debt securities held at a premium. Under the ASU, the premium is required to be amortized to the earliest call date. The ASU more closely aligns interest income recorded on bonds held at a premium with the economics of the underlying instrument. The ASU, which is required to be applied on a modified retrospective basis, is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Since we have historically used a yield-to-worst scenario for our securities that were purchased at a premium, and the first call on a premium security most often produces the lowest and most conservative yield, we do not expect this standard to have a significant impact on our financial condition, cash flows, or results of operations.
Adopted
On January 1, 2017, we adopted the ASU to simplify the accounting for employee share-based payment transactions. There were several provisions that could be adopted under this ASU. We did not elect to make any changes to our method of recording forfeitures and are continuing to withhold taxes at the minimum statutory tax rate. We did adopt, on a retrospective basis, to disclose the payment of cash to a taxing authority for which we withheld shares for this purpose as a financing activity. Lastly, on a prospective basis, we recognized $8.3 million of excess tax benefits as an income tax benefit in our consolidated statements of comprehensive income.

Note 15 Subsequent Event — On April 3, 2017, we issued $850 million of 4.125% Senior Notes due 2047 (the “4.125% Senior Notes”). We received proceeds of about $841.1 million, after deducting underwriter’s discounts and commissions, and an estimated $1.5 million of additional expenses related to the issuance. In addition, upon issuance of the 4.125% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized an $8.0 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an adjustment to interest expense and amortized over the life of the 4.125% Senior Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the first quarter 2017, compared to the same period last year. During the first quarter 2017, companywide net premiums written and earned increased 12% and 13%, respectively, and policies in force grew 7%. At the same time we met our profitability objective with a 8.3% underwriting margin for the quarter.
On a year-over-year basis, net income and comprehensive income attributable to Progressive were up 64% and 71%, respectively. Net income was $424.3 million, or $0.73 per share. Pretax underwriting income was up 74%, in part reflecting lower auto claim frequency in the first quarter 2017, compared to the same period last year. Investment income (e.g., interest and dividends) increased 9% on a year-over-year basis, primarily reflecting an increase in average assets. The pretax book yield was 2.3% for the first quarter 2017, compared to 2.4% for the same period last year. Comprehensive income was $558.4 million, an increase of $232.6 million from the first quarter 2016.
During the first quarter, our total capital position (debt plus equity) increased $0.5 billion, to $11.6 billion.
A. Insurance Operations
Our Personal Lines and Property segments contributed to our premium growth. In our Commercial Lines, written premium growth was flat, while net premiums earned grew 18% on a year-over-year basis. All of our segments had solid increases in policies in force.
All of our operating segments were profitable during the first quarter 2017. Our Personal Lines underwriting margin was 8.2%, Commercial Lines was 10.4%, and Property business was 3.4%. Our special lines products were also profitable in the first quarter and favorably impacted our total Personal Lines combined ratio by about 1.7 points. Since the special lines products are used less in the colder weather months, it is typical that they have a favorable impact during the first quarter.
On a year-over-year basis, our catastrophe losses for the quarter were fairly consistent. Nearly 40% of the catastrophe losses, both on the vehicle and Property businesses, were due to storms in Texas. For the quarter, our companywide prior accident year development had a 1.8 point unfavorable impact, compared to a 1.1 point unfavorable impact in the first quarter 2016. Our overall incurred frequency was down nearly 4%, while severity was up about 4%. While we priced for the increase in severity, we were not anticipating the decrease in frequency, which contributed to the underwriting profitability in the quarter.
During the quarter, total new personal auto applications (i.e., issued policies) increased 6% on a year-over-year basis, including a 15% increase in Agency auto business and a 1% decrease in our Direct auto business. The Agency business is continuing to benefit from our competitive position in the marketplace. The reduction in the Direct business growth in part reflects the strong growth generated in the first quarter 2016. We started to increase our advertising in the first quarter 2017, and we started to see our new application growth increase toward the end of the quarter as a result.
For the Commercial Lines business, new applications decreased 20% on a year-over-year basis for the first quarter 2017. We began experiencing this decrease during the second half of 2016 as we raised rates and implemented underwriting restrictions in response to rising accident frequency. We have seen an improvement in the market conditions and, as a result, lifted certain restrictions toward the end of the first quarter.
The Property business had a 31% increase in new applications for the first quarter 2017, compared to the same period last year. While this growth is aided by the exchange transaction in June of last year, it is largely attributable to state expansion that occurred during the last 12 months in both property business written by ARX and Progressive's renters business, more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering.
During the quarter, on a year-over-year basis, our written premium per policy for both our Agency and Direct auto businesses increased 6%, primarily reflecting the rate increases taken during the last 12 months. Written premium per policy for our special lines products increased 2% and increased 4% for our Commercial Lines businesses. The written premium per policy for our Property business decreased 6%, primarily reflecting the exchange transaction that occurred during 2016 where we acquired a residential property insurance company (lower premiums per policy) and divested a commercial property insurance company (higher premiums per policy).

To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention in our vehicle businesses. We have seen retention gains decline slightly in our vehicle businesses as renewing customers experienced our rate actions from late 2016.

B. Investments

The fair value of our investment portfolio was $24.3 billion at March 31, 2017. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations - Investments). At both March 31, 2017 and December 31, 2016, 18% of our portfolio was allocated to Group I securities and 82% to Group II securities.
Our recurring investment income generated a pretax book yield of 2.3% for the first quarter 2017, compared to 2.4% for the first quarter 2016. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.7% for the first quarter 2017, compared to 1.2% for the same period in 2016. Our fixed-income and common stock portfolios had FTE total returns of 1.1% and 6.1%, respectively, for the first quarter 2017, compared to 1.2% and 1.7% last year.
At March 31, 2017, the fixed-income portfolio had a weighted average credit quality of A+ and a duration of 2.3 years, compared to A+ and 2.2 years at December 31, 2016. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $1.1 billion and $0.8 billion for the first three months of 2017 and 2016, respectively.
Our total capital (debt plus shareholders' equity) was $11.6 billion, at book value, at March 31, 2017, compared to $10.3 billion at March 31, 2016 and $11.1 billion at December 31, 2016. Our interest expense increased 8% on year-over-year basis, reflecting the issuance of $500 million 2.45% Senior Notes due 2027 in August 2016. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders' equity and excludes redeemable noncontrolling interest, was 26.7% at March 31, 2017, 26.3% at March 31, 2016, and 28.3% at December 31, 2016.
During the first quarter 2017, we repurchased $30.9 million in aggregate principal amount of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures and had $563.7 million in principal amount outstanding at March 31, 2017. Our intention is to redeem the remaining outstanding Debentures on or after June 15, 2017, at par, together with any accrued and unpaid interest.
In April 2017, we issued $850 million of 4.125% Senior Notes due 2047 in an underwritten public offering. The net proceeds of about $841.1 million, after underwriting discounts and commissions and offering expenses, will be used to fund the redemption of our 6.70% Debentures and for general corporate purposes.
As part of the stockholders' agreement related to the ARX Holding Corp. acquisition, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive, at various times and in varying amounts, prior to that date. The estimated cost to acquire the additional ARX shares is represented by the redeemable noncontrolling interest reflected on our consolidated balance sheet (see Note 12 – Redeemable Noncontrolling Interest).
Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business needs, scheduled principal and interest payments on our debt, payment obligations under the ARX stockholders' agreement, any declared dividends, and other expected capital requirements. The covenants on The Progressive Corporation's existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, and other significant business interruptions, to estimate our potential capital needs.
During the first three months of 2017 and at all times during 2016, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2016.

Our available capital allowed us to take actions to deploy underleveraged capital, including:

•
Repurchases of our common shares. In accordance with our financial policies, we will repurchase our common shares when it is prudent to do so. We had no open market repurchases of our common shares during the first quarter 2017. We did, however, repurchase shares in conjunction with our incentive compensation plans during the quarter. As of March 31, 2017, we had 6.0 million shares remaining under our 2011 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended March 31,
(millions, except per share amounts)	2017	2016
Total number of shares purchased	0.6	2.3
Total cost	$21.4	$70.3
Average price paid per share	$35.86	$30.94

•
Dividends. As part of our capital management activities, in February 2017 and 2016, we paid annual variable dividends of $0.6808 per share and $0.8882 per share, respectively, which were each declared in December of the prior year.

Short-Term Borrowings
We did not engage in short-term borrowings, including any borrowings under our discretionary line of credit, to fund our operations or for liquidity purposes during the three months ended March 31, 2017 or at any point in 2016. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations—Underwriting, and details about our investment portfolio can be found below under Results of Operations—Investments.
Our unsecured discretionary line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $100 million expired on April 30, 2017. In its place, we entered into a new line of credit with PNC in the maximum principal amount of $250 million. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC's Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2018, the expiration date of the line of credit. Prepayments are permitted without penalty. All advances under the line of credit are subject to PNC's discretion.
We did not enter into any repurchase commitment transactions during the first three months of 2017 or 2016, and we had no open repurchase commitments at March 31, 2017 or 2016, or December 31, 2016.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2017, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 - Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2016. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2016.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel. Our other indemnity business represents our run-off businesses.

Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs) and represented about 87% of our total net premiums written in the first quarter of 2017, compared to 86% in the first quarter last year. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia. During the first quarter 2017, we entered into definitive agreements to sell our portfolio of Australian insurance policies to The Hollard Insurance Company. The transfer of policies to Hollard is expected to be effective in the fourth quarter 2017, pending final negotiation of documents and regulatory and court approvals. As of March 31, 2017, we also appointed an agency, in which Hollard and others are equity owners, to sell and service our Australian insurance policies. Our Australian insurance operations have not had, and the disposition of the Australian operations are not expected to have, a material impact on our results of operations or financial condition.

Personal auto represented 94% of our total Personal Lines net premiums written in the first quarter of 2017, compared to 93% in the first quarter last year. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products, which are written for 12-month terms.

Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. Our Commercial Lines business represented 10% of our total net premiums written in the first quarter of 2017, compared to 11% in the first quarter last year. As of March 31, 2017, we wrote our Commercial Lines business in 49 states; we do not write Commercial Lines in Hawaii or the District of Columbia. We plan to start writing Commercial Lines policies in Hawaii during the second quarter 2017. The majority of our policies in this business are written for 12-month terms.

Our Property business writes residential property insurance (e.g., single family homes, condominium unit owners, rental coverage) for homeowners, other property owners, and renters. Our Property business represented 3% of our total net premiums written in the first quarter of both 2017 and 2016 and primarily consists of the operations of the ARX organization. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” ASI, principally in the Agency channel, writes both residential property and flood insurance in 40 states and the District of Columbia. Progressive also writes renters insurance in 38 states and the District of Columbia. Florida and Texas represented about half of the year-to-date premium volume in the Property business. Property policies are generally written on a 12-month term.

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

	Three Months Ended March 31,
	2017		2016
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$249.7	9.5%	$171.4	7.3%
Direct	175.3	6.9	79.5	3.6
Total Personal Lines	425.0	8.2	250.9	5.5
Commercial Lines	67.4	10.4	61.1	11.1
Property[1]	7.8	3.4	(24.5)	(12.2)
Other indemnity[2]	(0.2)	NM	(0.7)	NM
Total underwriting operations	$500.0	8.3%	$286.8	5.4%
1 For the three months ended March 31, 2017 and 2016, amounts include $15.5 million of amortization expense predominately associated with the acquisition of a controlling interest in ARX.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin increased in the first three months of 2017, compared to the same period last year. This increase was partially driven by our vehicle businesses experiencing lower frequency in the first quarter of 2017, compared to last year, as well as higher written premium per policy on a year-over-year basis reflecting rate increases taken during 2016.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2017	2016	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	70.7	73.2	(2.5	) pts.
Underwriting expense ratio	19.8	19.5	0.3	pts.
Combined ratio	90.5	92.7	(2.2	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	72.6	75.4	(2.8	) pts.
Underwriting expense ratio	20.5	21.0	(0.5	) pts.
Combined ratio	93.1	96.4	(3.3	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	71.7	74.3	(2.6	) pts.
Underwriting expense ratio	20.1	20.2	(0.1	) pts.
Combined ratio	91.8	94.5	(2.7	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	67.6	66.4	1.2	pts.
Underwriting expense ratio	22.0	22.5	(0.5	) pts.
Combined ratio	89.6	88.9	0.7	pts.
Property
Loss & loss adjustment expense ratio	59.3	77.9	(18.6	) pts.
Underwriting expense ratio[2]	37.3	34.3	3.0	pts.
Combined ratio[2]	96.6	112.2	(15.6	) pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	70.7	73.6	(2.9	) pts.
Underwriting expense ratio	21.0	21.0	0	pts.
Combined ratio	91.7	94.6	(2.9	) pts.
Accident year loss & loss adjustment expense ratio[4]	68.9	72.5	(3.6	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Underwriting expense and combined ratios include amortization expense predominately associated with the acquisition of a controlling interest in ARX of 6.9 points and 7.8 points for the three months ended March 31, 2017 and 2016, respectively. Excluding these additional expenses, for the three months ended March 31, 2017 and 2016, the Property business would have reported an expense ratio of 30.4 and 26.5, respectively, and a combined ratio of 89.7 and 104.4, respectively.
3 Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.
4 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2017	2016
Change in net loss and LAE reserves	$211.5	$181.7
Paid losses and LAE	4,051.9	3,731.7
Total incurred losses and LAE	$4,263.4	$3,913.4
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
Our total loss and loss adjustment expense ratio decreased 2.9 points for the first quarter 2017, compared to the first quarter 2016, primarily due to lower auto frequency during the quarter than we expected.
The following table shows our consolidated catastrophe losses incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2017	2016
Vehicle businesses	$61.4	$57.1
Property business[1]	32.8	45.3
Total catastrophe losses incurred	$94.2	$102.4
Increase to combined ratio	1.6 pts.	1.9 pts.
1 Net of reinsurance, if applicable.
The catastrophe losses in the first quarter 2017 were due in part to wind and hail storms and flooding in Texas. During the first quarter 2017, we recorded a reinsurance recoverable on our losses of $43.3 million ($48.1 million including related LAE) under our aggregate stop-loss agreement in our Property business. This agreement covers all current accident year losses, except those from named storms and liability claims, and a portion of the LAE associated with those losses and provides $200 million of coverage if ARX's insurance subsidiaries' applicable loss and LAE ratio for the full year exceeds 63%. Due to the structure of the agreement, the amount of the reinsurance recoverable will fluctuate from period-to-period until full year results are known.
The following discussion of our severity and frequency trends in our personal auto business excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorms, hail, theft, falling objects, and glass breakage.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 4% for the first quarter 2017, compared to last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased about 6%.

•	Auto property damage was up about 7%, in part reflecting closures of inventory at a pace in excess of historical norms.

•	Collision decreased about 3%.

•	Personal injury protection (PIP) increased about 7%. The increase was primarily due to Michigan.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar year basis, decreased about 4% for the first quarter 2017, compared to the same period last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury and PIP decreased about 3% and 5%, respectively.

•	Auto property damage decreased about 3%.

•	Collision decreased about 4%.
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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended March 31,
($ in millions)	2017	2016
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$25.4	$23.8
Current accident year	(13.5)	1.9
Calendar year actuarial adjustment	$11.9	$25.7
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$25.4	$23.8
All other development	(136.6)	(84.2)
Total development	$(111.2)	$(60.4)
(Increase) decrease to calendar year combined ratio	(1.8) pts.	(1.1) pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in projected frequency and severity trends, which allow them to adjust reserves to reflect current costs. For our Property business, 100% of the outstanding reserves are reviewed monthly and, as such, include any development on catastrophe losses as part of the actuarial adjustments. For the vehicle businesses, only a subset of our reserves is reviewed monthly as part of the actuarial adjustment process. Catastrophe losses for the vehicle businesses would be reflected in the all other development, discussed below, to the extent they related to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Although we believe the development from both the actuarial adjustments and "all other development" generally results from the same factors, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until the losses are fully developed. As reflected in the table above, we experienced unfavorable development during the first quarter of 2017 and 2016. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussed of our prior accident year development.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.
Underwriting Expenses
Progressive’s underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was unchanged, compared to first quarter 2016.

C. Growth

For our underwriting operations, we analyze growth in terms of both premiums and policies. Net premiums written represent the premiums from policies written during the period, less any premiums ceded to reinsurers. Net premiums earned, which are a function of the premiums written in the current and prior periods, are earned as revenue over the life of the policy using a daily earnings convention. Policies in force, our preferred measure of growth since it removes the variability due to rate changes or mix shifts, represents all policies under which coverage was in effect as of the end of the period specified.

	For the three months ended March 31,
($ in millions)	2017	2016	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,820.7	$2,495.6	13%
Direct	2,792.6	2,490.2	12%
Total Personal Lines	5,613.3	4,985.8	13%
Commercial Lines	660.9	661.5	0%
Property	216.8	171.1	27%
Total underwriting operations	$6,491.0	$5,818.4	12%
NET PREMIUMS EARNED
Personal Lines
Agency	$2,631.5	$2,347.9	12%
Direct	2,523.7	2,220.7	14%
Total Personal Lines	5,155.2	4,568.6	13%
Commercial Lines	645.5	548.8	18%
Property	226.0	200.0	13%
Total underwriting operations	$6,026.7	$5,317.4	13%

	March 31,
(thousands)	2017	2016	% Growth
POLICIES IN FORCE
Agency auto	5,228.3	4,865.4	7%
Direct auto	5,570.7	5,175.4	8%
Total auto	10,799.0	10,040.8	8%
Special lines[1]	4,255.4	4,145.0	3%
Personal Lines - total	15,054.4	14,185.8	6%
Commercial Lines	607.5	575.1	6%
Property	1,265.3	1,078.5	17%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.

At March 31, 2017, we had approximately 1.1 million more policies in force than in the comparable period last year. The increase reflects both an increase in new applications and lengthening retention. For the Property business, part of the increase in policies in force reflects the net addition of approximately 96,000 policies during the second quarter of 2016, as a result of the exchange transaction whereby ARX acquired a residential property insurance company and divested a commercial property insurance company.

Although new policies are necessary to maintain a growing book of business, we continue to recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy and the renewal ratio (i.e., the percent of policies that came up for renewal during the year that actually renewed). We disclose our changes in policy life expectancy using a trailing 12-month period since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. We also review our customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2017	2016
APPLICATIONS
New	5%	15%
Renewal	7%	2%
WRITTEN PREMIUM PER POLICY - AUTO	6%	4%
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	(1)%	5%
Trailing 12-months	5%	2%
Renewal ratio	(0.1)%	0.1%

In our Personal Lines business, the increase in both new and renewal applications primarily reflected increases in our personal auto products. In the auto businesses, the increase in new applications was primarily attributed to competitor price increases. Rate increases taken in our auto businesses during 2016 and into 2017 contributed to the increase we experienced in written premium per policy. Written premium per policy for new and renewal auto businesses increased 5% and 6%, respectively, for the first quarter 2017, as compared to the same period last year.

We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year Quarter
	2017	2016
Auto: new applications	15%	15%
renewal applications	5%	(2)%
written premium per policy	6%	4%
Auto retention measures:
policy life expectancy - trailing 3-months	1%	5%
trailing 12-months	7%	2%
renewal ratio	0.0%	0.1%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased on a year-over-year basis during the first quarter 2017, primarily reflecting our competitiveness in the marketplace as a result of our competitors taking higher rate increases than we have. In the first quarter 2017, we generated new Agency auto application growth in 31 states, including six of our top 10 largest Agency states.
Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 3% for the first quarter 2017, compared to last year. Written premium per policy for new and renewal Agency auto business increased 4% and 7%, respectively, for the first quarter 2017, as compared to the same period last year, primarily reflecting rate increases taken during 2016 and 2017.

The Direct Business

	Growth Over Prior Year Quarter
	2017	2016
Auto: new applications	(1)%	17%
renewal applications	10%	7%
written premium per policy	6%	4%
Auto retention measures:
policy life expectancy - trailing 3-months	(4)%	6%
trailing 12-months	3%	3%
renewal ratio	(0.2)%	0.1%

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New applications decreased during the first quarter, compared to last year, partially reflecting the strong growth we generated in the first quarter 2016. During the quarter, we generated new Direct auto application growth in 22 states, including two of our top 10 largest Direct states. On a year-over-year basis, renewal applications increased, primarily as a result of our competitive position in the market.
Our Direct auto rate of conversion increased about 2% for the first quarter 2017, compared to last year. Written premium per policy for new and renewal Direct auto business increased 5% and 6%, respectively, for the first quarter 2017, as compared to the same period last year, primarily reflecting rate increases taken during the last 12 months.
E. Commercial Lines

	Growth Over Prior Year Quarter
	2017	2016
New applications	(20)%	23%
Renewal applications	10%	3%
Written premium per policy	4%	12%
Policy life expectancy - trailing 12-months	3%	11%
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines continued to experience negative new application growth in the first quarter of 2017 in response to us raising rates and imposing underwriting restrictions in 2016, which allowed us to focus on targeted growth in more profitable business markets. These rate actions also contributed to the increase in our written premium per policy during the quarter. As a result of higher rates and enhanced segmentation, we lifted certain of the underwriting restrictions late in the first quarter.
Solid growth in renewal applications and the lengthening of policy life expectancy during the first quarter 2017, primarily reflects the rate stability and improved competitive position, despite the actions taken during 2016.
F. Property

Growth Over Prior Year Quarter

New applications	31%
Renewal applications	22%
Written premium per policy	(6)%
Our Property business writes residential property insurance for homeowners, other property owners, and renters primarily in the Agency channel. While the significant growth in new applications was aided by the exchange transaction in June of last year, it is largely attributable to state expansion that occurred during the last 12 months in both property business written by ARX and Progressive's renters business, more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering. As a result of the exchange, ARX's insurance subsidiaries started writing more residential property insurance, which has significantly more applications and lower premiums per policy than the commercial property insurance it stopped writing.

G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At March 31, 2017 and 2016, and December 31, 2016, we reported net deferred tax liabilities. At March 31, 2017 and 2016, and December 31, 2016, we had net current income taxes payable of $268.3 million, $150.1 million, and $41.2 million, respectively, which were reported as part of "other liabilities."
There were no material changes in our uncertain tax positions during the quarter ended March 31, 2017.

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

Our investment portfolio produced an FTE total return of 1.7% for the three months ended March 31, 2017, compared to 1.2% for the same period in 2016. Our fixed-income and common stock portfolios had FTE total returns of 1.1% and 6.1%, respectively, for the three months ended March 31, 2017, and 1.2% and 1.7%, for the same period in 2016. Although our fixed income total returns for the quarters ended March 31, 2017 and 2016 were similar, the drivers of those returns were different. In 2016, U.S. treasury rates declined sharply, accounting for valuation increases which were somewhat mitigated by an increase in risk premium pricing for our non-U.S. treasury securities. During the first quarter of 2017, U.S. treasury benchmark rates were little changed while credit spread compression generated the lift in valuation of our securities. Strong returns in common and preferred stocks in the first quarter of 2017, compared to the first quarter on 2016, drove the increase in our total portfolio return for the quarter.

The following summarizes investment results for the periods ended March 31:

	Three Months
	2017	2016
Pretax recurring investment book yield (annualized)	2.3%	2.4%
Weighted average FTE book yield (annualized)	2.6%	2.7%
FTE total return:
Fixed-income securities	1.1%	1.2%
Common stocks	6.1%	1.7%
Total portfolio	1.7%	1.2%

A further break-down of our FTE total returns for our portfolio, including the net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	Three Months
	2017	2016
Fixed-income securities:
U.S. Treasury Notes	0.6%	0.2%
Municipal bonds	1.7%	1.8%
Corporate bonds	1.0%	2.8%
Commercial mortgage-backed securities	1.3%	1.7%
Collateralized mortgage obligations	1.0%	0.3%
Other asset-backed securities and home-equity bonds	0.6%	0.3%
Agency residential pass-through obligations	0.5%	1.9%
Agency debt	0.4%	0.6%
Preferred stocks	5.2%	0.2%
Common stock portfolios:
Indexed	6.4%	1.3%
Actively managed	2.0%	8.9%

B. Portfolio Allocation
The composition of the investment portfolio at March 31, 2017 and 2016, and December 31, 2016 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2017
Fixed maturities	$17,474.3	71.9%	2.6	A+
Nonredeemable preferred stocks	809.8	3.3	3.5	BBB-
Short-term investments	3,040.8	12.5	0.1	AA-
Total fixed-income securities	21,324.9	87.7	2.3	A+
Common equities	2,978.1	12.3	na	na
Total portfolio[2,3]	$24,303.0	100.0%	2.3	A+
March 31, 2016
Fixed maturities	$13,966.4	65.5%	2.2	A+
Nonredeemable preferred stocks	832.2	3.9	2.4	BBB-
Short-term investments	3,826.9	17.9	0.1	AA+
Total fixed-income securities	18,625.5	87.3	1.8	A+
Common equities	2,705.0	12.7	na	na
Total portfolio[2,3]	$21,330.5	100.0%	1.8	A+
December 31, 2016
Fixed maturities	$16,243.8	69.2%	2.6	A+
Nonredeemable preferred stocks	853.5	3.6	3.1	BBB-
Short-term investments	3,572.9	15.2	0.2	AA-
Total fixed-income securities	20,670.2	88.0	2.2	A+
Common equities	2,812.4	12.0	na	na
Total portfolio[2,3]	$23,482.6	100.0%	2.2	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2017 and 2016, and December 31, 2016, we had $111.0 million, $47.3 million, and $27.8 million, respectively, included in "other liabilities." In addition, at March 31, 2017, we had $136.1 million of margin collateral on an open derivative position, which was included in "other assets."
3The total fair value of the portfolio at March 31, 2017 and 2016, and December 31, 2016 included $0.7 billion, $0.7 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities at March 31, 2017 and 2016, and December 31, 2016:

($ in millions)	Fair Value	% of Total Portfolio
March 31, 2017
Group I securities:
Non-investment-grade fixed maturities	$325.8	1.3%
Redeemable preferred stocks[1]	142.3	0.6
Nonredeemable preferred stocks	809.8	3.3
Common equities	2,978.1	12.3
Total Group I securities	4,256.0	17.5
Group II securities:
Other fixed maturities[2]	17,006.2	70.0
Short-term investments	3,040.8	12.5
Total Group II securities	20,047.0	82.5
Total portfolio	$24,303.0	100.0%
March 31, 2016
Group I securities:
Non-investment-grade fixed maturities	$472.6	2.2%
Redeemable preferred stocks[1]	153.1	0.7
Nonredeemable preferred stocks	832.2	3.9
Common equities	2,705.0	12.7
Total Group I securities	4,162.9	19.5
Group II securities:
Other fixed maturities[2]	13,340.7	62.6
Short-term investments	3,826.9	17.9
Total Group II securities	17,167.6	80.5
Total portfolio	$21,330.5	100.0%
December 31, 2016
Group I securities:
Non-investment-grade fixed maturities	$356.2	1.5%
Redeemable preferred stocks[1]	135.3	0.6
Nonredeemable preferred stocks	853.5	3.6
Common equities	2,812.4	12.0
Total Group I securities	4,157.4	17.7
Group II securities:
Other fixed maturities[2]	15,752.3	67.1
Short-term investments	3,572.9	15.2
Total Group II securities	19,325.2	82.3
Total portfolio	$23,482.6	100.0%
1Includes non-investment-grade redeemable preferred stocks of $81.9 million, $75.9 million, and $78.7 million at March 31, 2017 and 2016, and December 31, 2016, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $60.4 million, $77.2 million, and $56.6 million at March 31, 2017 and 2016, and December 31, 2016, respectively.

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

Unrealized Gains and Losses
As of March 31, 2017, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,653.0 million, compared to $1,355.1 million and $1,449.1 million at March 31, 2016 and December 31, 2016, respectively.
The net unrealized gains in our fixed-income portfolio decreased $47.7 million since March 31, 2016 and increased $52.2 million since December 31, 2016. The change since March 31, 2016 was primarily the result of sales of securities with net realized gains (most notably in redeemable and nonredeemable preferred stocks of $64.8 million and corporate debt securities of $31.9 million), as well as valuation declines in our U.S. Treasury and municipal portfolios. The increase since December 31, 2016 was primarily due to valuation increases in all fixed-income sectors as credit spreads declined, partially offset by sales of securities with net realized gains in our nonredeemable preferred stock portfolio. The net unrealized gains in our common stock portfolio increased $345.6 million and $151.7 million since March 31, 2016 and December 31, 2016, respectively, reflecting changes in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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
When a security in our fixed-maturity portfolio has an unrealized loss and we intend to sell the security, or it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the comprehensive income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in net income as part of the comprehensive income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in other comprehensive income as part of shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired. We recorded $1.0 million in write-downs on our common equity securities during the first quarter 2017; we did not have any write-downs in the first quarter 2016.

The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at March 31, 2017, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$8,951.3	$64.4	$0	$0	$0	$0
Unrealized loss for 12 months or greater	1,134.9	25.9	0	0	0	0
Total	$10,086.2	$90.3	$0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$48.3	$4.8	$1.2	$0.7	$0	$0
Unrealized loss for 12 months or greater	0.9	0	0	0	0	0
Total	$49.2	$4.8	$1.2	$0.7	$0	$0
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
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	March 31, 2017		March 31, 2016		December 31, 2016
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$19,610.8	95.6%	$16,651.1	93.6%	$18,883.7	95.3%
Long term	44.5	0.2	49.3	0.3	49.6	0.2
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	838.1	4.1	1,062.0	5.9	866.8	4.4
Long term	21.7	0.1	30.9	0.2	16.6	0.1
Total	$20,515.1	100.0%	$17,793.3	100.0%	$19,816.7	100.0%
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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $407.7 million, $548.5 million, and $434.9 million at March 31, 2017 and 2016, and December 31, 2016, respectively.
A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio's duration (a measure of the portfolio's exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 2.3 years at March 31, 2017, compared to 1.8 years at March 31, 2016 and 2.2 years at December 31, 2016, reflecting our preference for shorter duration positioning during times of low interest rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.

The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2017	March 31, 2016	December 31, 2016
1 year	26.7%	24.7%	25.9%
2 years	14.3	15.9	13.4
3 years	24.4	21.5	24.2
5 years	25.1	30.8	25.8
10 years	9.5	7.5	10.9
20 years	(0.1)	(0.1)	(0.2)
30 years	0.1	(0.3)	0
Total fixed-income portfolio	100.0%	100.0%	100.0%

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
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first three months of both 2017 and 2016.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2017	March 31, 2016	December 31, 2016
AAA	36.0%	39.6%	35.7%
AA	17.3	17.3	19.1
A	15.5	13.1	15.3
BBB	25.9	22.4	24.3
Non-investment grade/non-rated[1]	5.3	7.6	5.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.2% of the total fixed-income portfolio at March 31, 2017, compared to 4.7% at March 31, 2016 and 3.4% at December 31, 2016.

The changes in credit quality profile from March 31, 2016 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. We were within all of the constraints described above during the first quarter of 2017.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first three months of 2017, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.4 billion, or 23%, of principal repayment from our fixed-income portfolio, excluding

U.S. Treasury Notes and short-term investments, during the remainder of 2017. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2017:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$193.3	1.6
Two to five years	2,479.3	3.7
Five to ten years	653.2	6.8
Total U.S. Treasury Notes	$3,325.8	4.2
As of March 31, 2017, we had no interest rate swaps or treasury futures.
ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2017
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$607.8	$(1.5)	9.8%	0.9	A
Alt-A collateralized mortgage obligations[1]	153.5	0.9	2.5	1.0	BBB-
Collateralized mortgage obligations	761.3	(0.6)	12.3	0.9	A
Home equity (sub-prime bonds)	648.3	14.2	10.4	<0.1	BBB
Residential mortgage-backed securities	1,409.6	13.6	22.7	0.5	BBB+
Agency residential pass-through obligations	38.5	(0.6)	0.6	4.0	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,083.4	(3.6)	33.5	3.6	A-
Commercial mortgage-backed securities: interest only	130.1	1.0	2.1	2.2	AAA-
Commercial mortgage-backed securities	2,213.5	(2.6)	35.6	3.5	A
Other asset-backed securities:
Automobile	1,173.4	(0.7)	18.8	0.7	AAA-
Credit card	380.4	(0.3)	6.1	0.6	AAA
Student loan	592.1	3.9	9.5	1.1	AA-
Other[2]	419.0	(0.6)	6.7	1.7	AA
Other asset-backed securities	2,564.9	2.3	41.1	0.9	AA+
Total asset-backed securities	$6,226.5	$12.7	100.0%	1.8	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$722.3	$(4.7)	12.1%	0.8	A
Alt-A collateralized mortgage obligations[1]	240.8	(1.9)	4.0	1.1	BBB
Collateralized mortgage obligations	963.1	(6.6)	16.1	0.9	A-
Home equity (sub-prime bonds)	838.4	(2.4)	14.0	<0.1	BBB-
Residential mortgage-backed securities	1,801.5	(9.0)	30.1	0.4	BBB+
Agency residential pass-through obligations	46.6	0.1	0.8	3.8	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,258.6	5.6	37.8	3.1	A
Commercial mortgage-backed securities: interest only	167.6	1.9	2.8	2.5	AAA-
Commercial mortgage-backed securities	2,426.2	7.5	40.6	3.1	A+
Other asset-backed securities:
Automobile	938.9	0.1	15.7	1.0	AAA-
Credit card	86.0	(0.1)	1.4	0.5	AAA
Student loan	408.3	(2.6)	6.9	0.8	AA-
Other[2]	270.5	(0.3)	4.5	0.5	AAA-
Other asset-backed securities	1,703.7	(2.9)	28.5	0.8	AAA-
Total asset-backed securities	$5,978.0	$(4.3)	100.0%	1.6	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$609.9	$(3.9)	10.0%	0.9	A
Alt-A collateralized mortgage obligations[1]	170.8	(0.4)	2.8	1.0	BBB-
Collateralized mortgage obligations	780.7	(4.3)	12.8	0.9	A-
Home equity (sub-prime bonds)	678.0	13.0	11.1	<0.1	BBB
Residential mortgage-backed securities	1,458.7	8.7	23.9	0.4	BBB+
Agency residential pass-through obligations	40.6	(0.6)	0.7	4.1	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,115.2	(13.7)	34.6	3.7	A-
Commercial mortgage-backed securities: interest only	138.2	0.2	2.3	2.4	AAA-
Commercial mortgage-backed securities	2,253.4	(13.5)	36.9	3.7	A
Other asset-backed securities:
Automobile	1,074.9	(0.4)	17.6	0.8	AAA-
Credit card	435.3	(0.4)	7.1	0.5	AAA
Student loan	526.4	2.4	8.6	1.0	AA-
Other[2]	314.5	(1.4)	5.2	1.5	AA+
Other asset-backed securities	2,351.1	0.2	38.5	0.9	AAA-
Total asset-backed securities	$6,103.8	$(5.2)	100.0%	1.8	A+
1Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
2Includes equipment leases, manufactured housing, and other types of structured debt.

The increase in asset-backed securities since December 31, 2016, is primarily due to purchases of automobile receivables, student loan receivables, and other asset-backed securities which were of high credit quality, partially offset by a combination of maturities and security sales in the residential and commercial mortgage-backed sectors. We view student loan receivables as an attractive sector as a majority of the securities have short maturities, floating rates, and good discount margin (i.e., the spread equivalent for a floating rate note) relative to spread on other short-term risk assets.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at March 31, 2017, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at March 31, 2017)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$174.5	$10.4	$70.4	$255.3	33.5%
AA	55.6	26.8	3.3	85.7	11.3
A	31.1	12.4	47.3	90.8	11.9
BBB	21.8	28.1	137.2	187.1	24.6
Non-investment grade	66.6	75.8	0	142.4	18.7
Total	$349.6	$153.5	$258.2	$761.3	100.0%
Increase (decrease) in value[3]	(0.3)%	0.6%	0.6%	0.2%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMOs, $108.4 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $34.0 million, or 4.5% of our total CMOs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).
3Excludes net holding period gains and losses on certain hybrid securities.

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
Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at March 31, 2017, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at March 31, 2017)
($ in millions) Rating[1]	Total	% of Total
AAA	$25.1	3.9%
AA	16.4	2.5
A	262.5	40.5
BBB	59.3	9.1
Non-investment grade	285.0	44.0
Total	$648.3	100.0%
Increase (decrease) in value	2.2%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our home-equity securities, $237.6 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $47.4 million, or 7.3% of our total home-equity securities, are not rated by the NAIC and are classified as Group I.

Our home-equity loan-backed security portfolio decreased in value during the quarter, primarily due to returns of principal. While we continue to view this as an attractive segment of the market, we were unable to meaningfully add to this portfolio due to the overall shrinking secondary market of available securities. In addition, although still attractive, current pricing, due to the tightening of spreads, has diminished the return potential for this sector.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at March 31, 2017)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$119.0	$30.7	$11.0	$0	$10.3	$171.0	7.7%
Single-borrower	187.9	332.7	510.1	770.7	111.0	1,912.4	86.4
Total CMBS bonds	306.9	363.4	521.1	770.7	121.3	2,083.4	94.1
IO	127.7	1.2	0	0	1.2	130.1	5.9
Total fair value	$434.6	$364.6	$521.1	$770.7	$122.5	$2,213.5	100.0%
% of Total fair value	19.6%	16.5%	23.6%	34.8%	5.5%	100.0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, $106.1 million of our non-investment-grade CMBS securities are rated investment-grade and classified as Group II and $15.2 million, or 0.7% of our total CMBS bonds, are not rated by the NAIC and are classified as Group I, and all non-investment-grade IO securities are classified as Group I.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we decreased our CMBS bond portfolio by $41.9 million, which increased our allocation of single-borrower CMBS from 84.5% to 86.4% and reduced our allocation of multi-borrower CMBS from 9.4% to 7.7%. Duration decreased from 3.7 to 3.6 years during the quarter. The weighted average credit quality was A- at both March 31, 2017 and December 31, 2016.

With the exception of $126.5 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2017 and 2016, and December 31, 2016, were $2,488.4 million, $2,508.2 million, and $2,502.6 million, respectively, of state and local government obligations. These securities had a duration of 3.0 years at March 31, 2017, compared to 3.1 years at March 31, 2016 and 3.0 years at December 31, 2016, respectively; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had net unrealized gains of $12.6 million at March 31, 2017, compared to net unrealized gains of $56.2 million at March 31, 2016 and net unrealized losses of $6.9 million at December 31, 2016.

The following table details the credit quality rating of our municipal securities at March 31, 2017, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2017)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$347.6	$545.4	$893.0
AA	372.2	868.3	1,240.5
A	1.6	345.0	346.6
BBB	5.5	2.8	8.3
Total	$726.9	$1,761.5	$2,488.4

Included in revenue bonds were $899.7 million of single family housing revenue bonds issued by state housing finance agencies, of which $664.8 million were supported by individual mortgages held by the state housing finance agencies and $234.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2017 and 2016, and December 31, 2016, were $5,208.0 million, $3,840.0 million, and $4,550.9 million, respectively, of corporate securities. These securities had a duration of 2.4 years at March 31, 2017, compared to 3.5 years at March 31, 2016 and 2.7 years at December 31, 2016, and a weighted average credit quality rating of BBB at March 31, 2017 and 2016, and December 31, 2016. These securities had net unrealized gains of $8.1 million and $44.4 million at March 31, 2017 and 2016, respectively, and net unrealized losses of $7.0 million at December 31, 2016.

We increased our allocation to corporate securities throughout the first quarter. We were able to add a significant amount of shorter maturity corporate bonds at attractive valuations as money market reform caused a decrease in demand for these bonds.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at March 31, 2017)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$0	$493.8	$1,875.0	$67.0	$2,435.8
Industrial	0	0	155.0	882.3	54.0	1,091.3
Communications	0	0	56.6	246.4	13.7	316.7
Financial Services	57.6	49.7	288.3	451.8	43.2	890.6
Agency	0.5	1.0	0	0	0	1.5
Technology	0	6.0	14.7	143.3	1.2	165.2
Basic Materials	0	0	0	95.0	9.7	104.7
Energy	0	34.1	91.8	76.3	0	202.2
Total	$58.1	$90.8	$1,100.2	$3,770.1	$188.8	$5,208.0
At March 31, 2017, we held $795.4 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. ($242.0 million) and other European countries ($553.4 million), primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at March 31, 2017.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2017, we held $202.7 million in redeemable preferred stocks and $809.8 million in nonredeemable preferred stocks, compared to $230.3 million and $832.2 million, respectively, at March 31, 2016, and $191.9 million and $853.5 million at December 31, 2016.
Our preferred stock portfolio had net unrealized gains of $112.7 million, $65.6 million, and $122.4 million, at March 31, 2017 and 2016, and December 31, 2016, respectively.

Our preferred stock securities produced strong returns from a combination of solid yields and an increase in prices during the first quarter of 2017. Although we continue to view preferred stocks as an attractive sector, the recent increase in prices has diminished the attractiveness somewhat. Our preferred stock portfolio decreased in size when one of our sizable security holdings was called by its issuer. Given the current richer valuations, we elected not to replace this exposure.

Approximately 83% of our preferred stock securities are fixed-rate securities, and 17% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. Of our fixed-rate securities, 100% will convert to floating-rate dividend payments if not called at their initial call date, providing some protection against extension risk in the event the issuer elects not to call such securities at their initial call date.

Our preferred stock portfolio had a duration of 2.7 years at March 31, 2017, compared to 2.0 at March 31, 2016, and 2.4 years at December 31, 2016. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The weighted average credit quality rating was BBB- at March 31, 2017, March 31, 2016, and December 31, 2016. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings. The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at March 31, 2017)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$92.1	$327.4	$234.7	$654.2
Insurance holdings	0	51.7	41.8	93.5
Other financial institutions	59.4	28.1	37.8	125.3
Total financial services	151.5	407.2	314.3	873.0
Industrials	0	68.1	40.0	108.1
Utilities	0	31.4	0	31.4
Total	$151.5	$506.7	$354.3	$1,012.5
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2017, all of our preferred securities continued to pay their dividends in full and on time. Approximately 84% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At March 31, 2017, we held $43.1 million of U.S. dollar-denominated nonredeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in other foreign countries. We had no direct exposure to U.K. or southern European-domiciled companies at March 31, 2017.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2017		March 31, 2016		December 31, 2016
Indexed common stocks	$2,844.4	95.5%	$2,579.2	95.3%	$2,676.2	95.1%
Managed common stocks	133.4	4.4	125.5	4.6	135.8	4.8
Total common stocks	2,977.8	99.9	2,704.7	99.9	2,812.0	99.9
Other risk investments	0.3	0.1	0.3	0.1	0.4	0.1
Total common equities	$2,978.1	100.0%	$2,705.0	100.0%	$2,812.4	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 845 out of 1,000, or 85%, of the common stocks comprising the Russell 1000 Index at March 31, 2017, which made up 86% of the total market capitalization of the index.
The actively managed common stock portfolio is currently managed by one external investment manager. At March 31, 2017, the fair value of the actively managed portfolio was $133.4 million, compared to a cost basis of $98.9 million.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments
We use interest rate swaps and treasury futures to manage the fixed-income portfolio. We did not have any interest rate swaps or treasury futures at March 31, 2017 or December 31, 2016, that were used to manage duration. At March 31, 2016, we held $565 million notional value swaps and we did not hold any treasury futures. We closed swaps with a notional value of $185 million and treasury futures with a notional value of $55 million during the first quarter 2016.

During the first quarter 2017, we entered into a forecasted debt issuance hedge against a possible rise in interest rates, with a 30-year interest rate swap for which we were paying a fixed rate and receiving a variable rate, in conjunction with our April 2017 debt issuance. At March 31, 2017, we recorded a pretax unrealized gain of $4.0 million in accumulated other comprehensive income. We closed the hedge in April, when the debt was issued, and we recorded a pretax unrealized loss of $8.0 million in accumulated other comprehensive income; the $12.0 million loss in value from March 31, 2017 was due to falling interest rates.

See Note 2 – Investments for further discussion on our derivative instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.3 years and 2.2 years at March 31, 2017 and December 31, 2016, respectively. The weighted average beta of the equity portfolio was 1.03 at March 31, 2017, compared to 1.02 at December 31, 2016. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in the risk factors that were discussed in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2017 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	531,695	$35.53	68,968,111	6,031,889
February	60,995	38.43	69,029,106	5,970,894
March	5,448	39.64	69,034,554	5,965,446
Total	598,138	$35.86
In June 2011, the Board approved an authorization to repurchase up to 75 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2017, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.

Item 5. Other Information.
I. GRANTS OF PLAN-BASED EQUITY AWARDS
In March 2017, Progressive granted 1,096,284 time-based restricted stock units under Progressive’s 2015 Equity Incentive Plan (“2015 Plan”). On the date of grant, these time-based awards had an aggregate dollar value of approximately $44.1 million. In addition, we granted 303,816 performance-based restricted stock units under the 2015 Plan. At the date of grant, these performance-based awards had an aggregate dollar value of approximately $12.2 million, assuming 100% of the target value will vest. The number of units covered by the restricted stock unit awards was calculated using a $40.22 closing price of our common shares on March 20, 2017. The time-based awards are scheduled to vest in equal installments on January 1 of 2020, 2021, and 2022, subject to earlier vesting and forfeiture provisions that apply to the awards.
The performance-based awards granted to our current named executive officers are consistent with annual awards made in 2016, which are described in Progressive’s Proxy Statement dated March 31, 2017.
The following table discloses the restricted stock unit awards granted to each of the current named executive officers ("NEO") identified in the Proxy Statement:

	Time-Based Award		Performance-Based Award[2]
Name and Principal Position	Units	Value[1]	Units	Value[1]
Susan Patricia Griffith	54,078	$2,175,017	108,156[3]	$4,350,034
President and Chief Executive Officer
Glenn M. Renwick[4]	—	—	—	—
Executive Chairman of the Board (former CEO)
John P. Sauerland	14,297	575,025	31,453[3]	1,265,040
Vice President and Chief Financial Officer
William M. Cody	11,935	480,026	14,919[3]	600,042
Chief Investment Officer
John A. Barbagallo	11,811	475,038	14,173	570,038
Commercial Lines President
M. Jeffrey Charney	11,686	470,011	14,023	564,005
Chief Marketing Officer

1Value is based on the market value at the date of grant, which was $40.22 per share on March 20, 2017, without discount for risk of forfeitures of the awards.
2Amount shown represents 100% of the initial award value.
3Amount includes 18,026 restricted stock units for Mrs. Griffith, 2,860 restricted stock units for Mr. Sauerland, and 8,951 restricted stock units for Mr. Cody, using investment-related performance criteria as a condition of vesting. Vesting of all other awards depends on the achievement of underwriting growth and profitability targets.
4Mr. Renwick, who transitioned to Executive Chairman of the Board in July 2016, did not receive restricted stock unit awards in March 2017.

II. OTHER
The letter to shareholders with respect to our first quarter 2017 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 62.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 3, 2017	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

4	4.1	Form of Tenth Supplemental Indenture between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)

4	4.2	Form 4.125% Senior Note due 2047	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)

10	10.1	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)

10	10.2	The Progressive Corporation 2017 Executive Annual Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.2 therein)

10	10.3	Form of Award Agreement (2017 Fiscal Year)	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.3 therein)

10	10.4	ARX Holding Corp. 2017 Gainsharing Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.4 therein)

10	10.5	Form of Restricted Stock Unit Award Agreement for 2017 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.1 therein)

10	10.6	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.2 therein)

10	10.7	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.3 therein)

10	10.8	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Robinsons) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.4 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, S. Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

32	32.1	Section 1350 Certification of the Principal Executive Officer, S. Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from S. Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith