Form 10-Q
period 2017-06-30
PROGRESSIVE CORP/OH/
filed 2017-08-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common Shares, $1.00 par value: 581,048,285 outstanding at June 30, 2017

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2017	2016	% Change	2017	2016	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$6,313.3	$5,561.8	14	$12,340.0	$10,879.2	13
Investment income	138.8	114.6	21	268.0	233.4	15
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(13.8)	(0.2)	NM	(14.8)	(0.2)	NM
Net realized gains (losses) on securities	45.9	32.5	41	98.8	49.9	98
Total net realized gains (losses) on securities	32.1	32.3	(1)	84.0	49.7	69
Fees and other revenues	88.8	82.5	8	174.0	161.4	8
Service revenues	32.7	26.5	23	61.2	51.5	19
Gains on extinguishment of debt	0	1.6	(100)	0.2	1.6	(88)
Total revenues	6,605.7	5,819.3	14	12,927.4	11,376.8	14
Expenses
Losses and loss adjustment expenses	4,614.9	4,243.0	9	8,878.3	8,156.4	9
Policy acquisition costs	514.2	458.9	12	1,017.1	899.2	13
Other underwriting expenses	845.0	766.8	10	1,690.6	1,522.6	11
Investment expenses	6.6	5.3	25	12.2	10.1	21
Service expenses	27.0	23.7	14	52.9	45.3	17
Interest expense	43.4	34.3	27	80.2	68.5	17
Total expenses	6,051.1	5,532.0	9	11,731.3	10,702.1	10
Net Income
Income before income taxes	554.6	287.3	93	1,196.1	674.7	77
Provision for income taxes	181.9	92.4	97	393.1	221.1	78
Net income	372.7	194.9	91	803.0	453.6	77
Net (income) loss attributable to noncontrolling interest (NCI)	(5.1)	(4.0)	28	(11.1)	(4.5)	147
Net income attributable to Progressive	$367.6	$190.9	93	$791.9	$449.1	76
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on securities	$92.6	$91.6	1	$225.0	$161.1	40
Net unrealized losses on forecasted transactions	(8.0)	(0.3)	NM	(5.7)	(0.6)	NM
Foreign currency translation adjustment	(0.1)	(0.1)	0	0.2	0.4	(50)
Other comprehensive income	84.5	91.2	(7)	219.5	160.9	36
Other comprehensive (income) loss attributable to NCI	(1.3)	(1.4)	(7)	(2.2)	(3.5)	(37)
Comprehensive income attributable to Progressive	$450.8	$280.7	61	$1,009.2	$606.5	66
Computation of Per Share Earnings Attributable to Progressive
Average shares outstanding - Basic	580.5	582.4	0	580.4	582.8	0
Net effect of dilutive stock-based compensation	3.3	2.7	22	3.1	2.5	24
Total average equivalent shares - Diluted	583.8	585.1	0	583.5	585.3	0
Basic: Earnings per share	$0.63	$0.33	93	$1.36	$0.77	77
Diluted: Earnings per share	$0.63	$0.33	93	$1.36	$0.77	77
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1 Progressive maintains an annual dividend program. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31, 2016
(millions)	2017	2016
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $18,311.7, $13,409.6, and $16,287.1)	$18,388.1	$13,589.5	$16,243.8
Equity securities:
Nonredeemable preferred stocks (cost: $666.0, $745.5, and $734.2)	783.1	858.5	853.5
Common equities (cost: $1,472.3, $1,558.6, and $1,437.5)	3,077.5	2,765.4	2,812.4
Short-term investments (amortized cost: $3,729.7, $5,166.4, and $3,572.9)	3,729.7	5,166.4	3,572.9
Total investments	25,978.4	22,379.8	23,482.6
Cash	161.0	134.7	211.5
Restricted cash[1]	0.8	0	14.9
Accrued investment income	112.1	93.9	103.9
Premiums receivable, net of allowance for doubtful accounts of $175.8, $159.1, and $186.8	5,091.3	4,522.2	4,509.2
Reinsurance recoverables, including $79.2, $73.8, and $83.8 on paid losses and loss adjustment expenses	2,027.1	1,669.7	1,884.8
Prepaid reinsurance premiums	212.6	178.0	170.5
Deferred acquisition costs	727.2	645.2	651.2
Property and equipment, net of accumulated depreciation of $894.7, $824.0, and $845.8	1,152.1	1,083.7	1,177.1
Goodwill	452.7	449.4	449.4
Intangible assets, net of accumulated amortization of $140.5, $78.5, and $109.5	401.8	463.8	432.8
Other assets	372.7	337.8	339.6
Total assets	$36,689.8	$31,958.2	$33,427.5
Liabilities
Unearned premiums	$8,407.7	$7,470.1	$7,468.3
Loss and loss adjustment expense reserves	12,060.4	10,674.8	11,368.0
Net deferred income taxes	191.8	140.7	111.3
Dividends payable	0	0	395.4
Accounts payable, accrued expenses, and other liabilities	3,153.2	2,706.2	2,495.5
Debt[2]	3,383.4	2,664.1	3,148.2
Total liabilities	27,196.5	23,655.9	24,986.7
Redeemable noncontrolling interest (NCI)[3]	501.8	466.8	483.7
Shareholders’ Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 216.5, 215.6, and 217.6)	581.0	581.9	579.9
Paid-in capital	1,351.0	1,264.6	1,303.4
Retained earnings	5,908.8	5,031.2	5,140.4
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities	1,164.6	970.1	939.6
Net unrealized losses on forecasted transactions	(15.1)	(8.8)	(9.4)
Foreign currency translation adjustment	(0.9)	(1.1)	(1.1)
Accumulated other comprehensive (income) loss attributable to NCI	2.1	(2.4)	4.3
Total accumulated other comprehensive income attributable to Progressive	1,150.7	957.8	933.4
Total shareholders’ equity	8,991.5	7,835.5	7,957.1
Total liabilities, redeemable NCI, and shareholders’ equity	$36,689.8	$31,958.2	$33,427.5
1 See Note 7 – Supplemental Cash Flow Information for further discussion.
2 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.
3 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Six Months Ended June 30,
(millions — except per share amounts)	2017	2016
Common Shares, $1.00 Par Value
Balance, Beginning of period	$579.9	$583.6
Treasury shares purchased	(0.7)	(3.6)
Net restricted equity awards issued/vested	1.8	1.9
Balance, End of period	$581.0	$581.9
Paid-In Capital
Balance, Beginning of period	$1,303.4	$1,218.8
Tax benefit from vesting of equity-based compensation	0	6.7
Treasury shares purchased	(1.5)	(7.7)
Net restricted equity awards issued/vested	(1.8)	(1.9)
Amortization of equity-based compensation	52.2	42.1
Reinvested dividends on restricted stock units	0.1	0.5
Adjustment to carrying amount of redeemable noncontrolling interest	(1.4)	6.1
Balance, End of period	$1,351.0	$1,264.6
Retained Earnings
Balance, Beginning of period	$5,140.4	$4,686.6
Net income attributable to Progressive	791.9	449.1
Treasury shares purchased	(21.9)	(100.8)
Cash dividends declared on common shares	0	0.2
Reinvested dividends on restricted stock units	(0.1)	(0.5)
Other, net	(1.5)	(3.4)
Balance, End of period	$5,908.8	$5,031.2
Accumulated Other Comprehensive Income Attributable to Progressive
Balance, Beginning of period	$933.4	$800.4
Attributable to noncontrolling interest	(2.2)	(3.5)
Other comprehensive income	219.5	160.9
Balance, End of period	$1,150.7	$957.8
Total Shareholders’ Equity	$8,991.5	$7,835.5
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Six Months Ended June 30,	2017	2016
Cash Flows From Operating Activities
Net income	$803.0	$453.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84.0	58.1
Amortization of intangible assets	31.0	31.1
Net amortization of fixed-income securities	44.1	42.1
Amortization of equity-based compensation	53.9	42.1
Net realized (gains) losses on securities	(84.0)	(49.7)
Net (gains) losses on disposition of property and equipment	3.2	1.2
(Gains) losses on extinguishment of debt	(0.2)	(1.6)
Net loss on exchange transaction	0	4.5
Changes in:
Premiums receivable	(582.0)	(531.5)
Reinsurance recoverables	(142.4)	(173.1)
Prepaid reinsurance premiums	(42.1)	41.3
Deferred acquisition costs	(76.0)	(97.8)
Income taxes	(64.3)	(69.3)
Unearned premiums	939.0	832.6
Loss and loss adjustment expense reserves	692.3	630.0
Accounts payable, accrued expenses, and other liabilities	430.2	376.6
Restricted cash	14.1	0.3
Other, net	(67.1)	(19.2)
Net cash provided by operating activities	2,036.7	1,571.3
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(6,803.3)	(4,489.6)
Equity securities	(89.5)	(290.5)
Sales:
Fixed maturities	2,359.9	3,361.7
Equity securities	133.3	182.9
Maturities, paydowns, calls, and other:
Fixed maturities	2,413.5	3,032.8
Equity securities	50.0	0
Net sales (purchases) of short-term investments	(146.8)	(2,959.1)
Net unsettled security transactions	259.3	270.0
Purchases of property and equipment	(73.2)	(109.1)
Sales of property and equipment	12.5	3.3
Net cash disposed in exchange transaction[1]	0	(7.7)
Acquisition of an insurance company, net of cash acquired	(18.1)	0
Net cash used in investing activities	(1,902.4)	(1,005.3)
Cash Flows From Financing Activities
Proceeds from exercise of equity options	0.5	0
Tax benefit from vesting of equity-based compensation	0	6.7
Net proceeds from debt issuance	841.1	0
Payments of debt	(12.5)	(13.0)
Redemption/reacquisition of subordinated debt	(594.4)	(18.2)
Dividends paid to shareholders	(395.4)	(519.0)
Acquisition of treasury shares for restricted stock tax liabilities	(24.1)	(20.6)
Acquisition of treasury shares acquired in open market	0	(91.5)
Net cash used in financing activities	(184.8)	(655.6)
Effect of exchange rate changes on cash	0	0.2
Decrease in cash	(50.5)	(89.4)
Cash, January 1	211.5	224.1
Cash, June 30	$161.0	$134.7
1 See Note 7 – Supplemental Cash Flow Information for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 69.0% of the outstanding capital stock of ARX at June 30, 2017 and 69.2% at June 30, 2016 and December 31, 2016. The decrease reflects ARX employee stock options that were exercised during the first quarter 2017. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2017, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include properties that are considered “held for sale,” if any. At June 30, 2017, no properties were held for sale. At June 30, 2016 and December 31, 2016, the fair value of these properties, less the estimated cost to sell them, was $8.7 million.
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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2017
Fixed maturities:
U.S. government obligations	$4,166.4	$4.4	$(15.8)	$0	$4,155.0	16.0%
State and local government obligations	2,473.3	32.5	(5.9)	0.2	2,500.1	9.7
Foreign government obligations	22.5	0	0	0	22.5	0.1
Corporate debt securities	4,991.6	29.4	(7.6)	0.4	5,013.8	19.3
Residential mortgage-backed securities	1,222.8	10.9	(5.4)	2.3	1,230.6	4.7
Agency residential pass-through obligations	37.5	0	(0.5)	0	37.0	0.1
Commercial mortgage-backed securities	2,364.9	19.8	(9.7)	0	2,375.0	9.1
Other asset-backed securities	2,843.3	6.4	(2.5)	0.2	2,847.4	11.0
Redeemable preferred stocks	189.4	19.0	(1.7)	0	206.7	0.8
Total fixed maturities	18,311.7	122.4	(49.1)	3.1	18,388.1	70.8
Equity securities:
Nonredeemable preferred stocks	666.0	123.6	(6.5)	0	783.1	3.0
Common equities	1,472.3	1,611.7	(6.5)	0	3,077.5	11.8
Short-term investments	3,729.7	0	0	0	3,729.7	14.4
Total portfolio[1,2]	$24,179.7	$1,857.7	$(62.1)	$3.1	$25,978.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2016
Fixed maturities:
U.S. government obligations	$1,276.0	$20.0	$0	$0	$1,296.0	5.8%
State and local government obligations	2,545.5	72.7	(0.6)	0	2,617.6	11.7
Foreign government obligations	24.9	0.1	0	0	25.0	0.1
Corporate debt securities	3,833.9	80.2	(3.7)	0.6	3,911.0	17.5
Residential mortgage-backed securities	1,672.8	22.7	(21.8)	1.2	1,674.9	7.5
Agency residential pass-through obligations	46.4	0.5	0	0	46.9	0.2
Commercial mortgage-backed securities	2,177.3	38.8	(5.7)	0	2,210.4	9.9
Other asset-backed securities	1,567.7	4.5	(1.0)	0.4	1,571.6	7.0
Redeemable preferred stocks	265.1	17.2	(46.2)	0	236.1	1.0
Total fixed maturities	13,409.6	256.7	(79.0)	2.2	13,589.5	60.7
Equity securities:
Nonredeemable preferred stocks	745.5	130.2	(18.4)	1.2	858.5	3.8
Common equities	1,558.6	1,215.1	(8.3)	0	2,765.4	12.4
Short-term investments	5,166.4	0	0	0	5,166.4	23.1
Total portfolio[1,2]	$20,880.1	$1,602.0	$(105.7)	$3.4	$22,379.8	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2016
Fixed maturities:
U.S. government obligations	$2,899.2	$0	$(29.1)	$0	$2,870.1	12.2%
State and local government obligations	2,509.5	13.8	(20.7)	0	2,502.6	10.7
Foreign government obligations	24.5	0	0	0	24.5	0.1
Corporate debt securities	4,557.8	17.3	(24.3)	0.1	4,550.9	19.4
Residential mortgage-backed securities	1,448.5	23.7	(15.0)	1.5	1,458.7	6.2
Agency residential pass-through obligations	41.2	0	(0.6)	0	40.6	0.2
Commercial mortgage-backed securities	2,266.9	12.0	(25.5)	0	2,253.4	9.6
Other asset-backed securities	2,350.7	4.6	(4.4)	0.2	2,351.1	10.0
Redeemable preferred stocks	188.8	5.1	(2.0)	0	191.9	0.8
Total fixed maturities	16,287.1	76.5	(121.6)	1.8	16,243.8	69.2
Equity securities:
Nonredeemable preferred stocks	734.2	135.4	(16.1)	0	853.5	3.6
Common equities	1,437.5	1,377.0	(2.1)	0	2,812.4	12.0
Short-term investments	3,572.9	0	0	0	3,572.9	15.2
Total portfolio[1,2]	$22,031.7	$1,588.9	$(139.8)	$1.8	$23,482.6	100.0%
1Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at June 30, 2017 and 2016, and December 31, 2016, we had $287.1 million, $246.9 million, and $27.8 million, respectively, included in “other liabilities.”
2The total fair value of the portfolio at June 30, 2017 and 2016, and December 31, 2016, included $1.1 billion, $0.6 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not enter into any repurchase commitment transactions during the first six months of 2017 or 2016, and we had no open repurchase commitments at June 30, 2017 and 2016, or December 31, 2016.

Also included in short-term investments are reverse repurchase commitment transactions, where we loan cash to approved counterparties and receive U.S. Treasury Notes pledged as collateral against the cash borrowed. Our exposure to credit risk is limited due to the nature of the collateral (i.e., U.S. Treasury Notes) received. We have counterparty exposure on these trades in the event of a counterparty default to the extent the collateral security’s value is below the amount of cash we delivered to acquire the collateral. The short-term duration of the transactions (primarily overnight) reduces that exposure.

We had no open reverse repurchase commitments at June 30, 2017 and 2016, or December 31, 2016. We did not enter into any reverse repurchase commitments for the six months ended June 30, 2017. During the six months ended June 30, 2016, our largest outstanding balance of reverse repurchase commitments was $265.0 million, which was open for one day. For the 12 days we invested in these transactions, the average daily balance of reverse repurchase commitments was $165.2 million.

To the extent we enter into repurchase or reverse repurchase transactions, and consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	June 30,		December 31, 2016
(millions)	2017	2016
Fixed maturities:
State and local government obligations	$6.6	$0	$0
Corporate debt securities	61.3	31.3	40.1
Residential mortgage-backed securities	189.7	173.3	170.5
Other asset-backed securities	7.7	10.2	8.9
Total fixed maturities	265.3	214.8	219.5
Equity securities:
Nonredeemable preferred stocks	0	45.5	0
Total hybrid securities	$265.3	$260.3	$219.5
The state and local government obligations in the table above were acquired at a premium and contain a contingently exercisable call feature that allows the issuer, at its discretion, to call the securities at par based on a provision that is unrelated to the economic characteristics of the issuer.
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. Exercises of the puts would result in a loss of $4.6 million as of June 30, 2017, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. We are under no obligation to exercise the put option we hold if a change in control occurs.
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

Fixed Maturities The composition of fixed maturities by maturity at June 30, 2017, was:

(millions)	Cost	Fair Value
Less than one year	$4,514.4	$4,531.7
One to five years	10,871.3	10,902.4
Five to ten years	2,849.6	2,876.1
Ten years or greater	76.4	77.9
Total	$18,311.7	$18,388.1

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of June 30, 2017, we had $55.6 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities, nonredeemable preferred stocks, and short-term investments) and $6.5 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
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
The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2017
Fixed maturities:
U.S. government obligations	41	$2,781.8	$(15.8)	39	$2,725.1	$(15.1)	2	$56.7	$(0.7)
State and local government obligations	222	818.7	(5.9)	138	479.8	(3.3)	84	338.9	(2.6)
Corporate debt securities	143	1,905.2	(7.6)	122	1,599.6	(5.3)	21	305.6	(2.3)
Residential mortgage-backed securities	153	501.1	(5.4)	69	166.2	(0.7)	84	334.9	(4.7)
Agency residential pass-through obligations	67	34.6	(0.5)	57	31.6	(0.4)	10	3.0	(0.1)
Commercial mortgage-backed securities	74	905.6	(9.7)	52	679.5	(5.7)	22	226.1	(4.0)
Other asset-backed securities	160	2,077.8	(2.5)	145	1,823.8	(1.9)	15	254.0	(0.6)
Redeemable preferred stocks	1	10.8	(1.7)	0	0	0	1	10.8	(1.7)
Total fixed maturities	861	9,035.6	(49.1)	622	7,505.6	(32.4)	239	1,530.0	(16.7)
Equity securities:
Nonredeemable preferred stocks	3	73.1	(6.5)	0	0	0	3	73.1	(6.5)
Common equities	80	73.1	(6.5)	74	72.3	(6.5)	6	0.8	0
Total equity securities	83	146.2	(13.0)	74	72.3	(6.5)	9	73.9	(6.5)
Total portfolio	944	$9,181.8	$(62.1)	696	$7,577.9	$(38.9)	248	$1,603.9	$(23.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2016
Fixed maturities:
U.S. government obligations	0	$0	$0	0	$0	$0	0	$0	$0
State and local government obligations	47	131.9	(0.6)	19	38.6	(0.2)	28	93.3	(0.4)
Corporate debt securities	37	269.0	(3.7)	23	147.1	(0.6)	14	121.9	(3.1)
Residential mortgage-backed securities	137	1,154.4	(21.8)	29	267.6	(1.3)	108	886.8	(20.5)
Agency residential pass-through obligations	18	5.4	0	6	1.6	0	12	3.8	0
Commercial mortgage-backed securities	55	530.3	(5.7)	9	70.8	(0.4)	46	459.5	(5.3)
Other asset-backed securities	53	502.1	(1.0)	22	194.6	(0.3)	31	307.5	(0.7)
Redeemable preferred stocks	8	181.6	(46.2)	0	0	0	8	181.6	(46.2)
Total fixed maturities	355	2,774.7	(79.0)	108	720.3	(2.8)	247	2,054.4	(76.2)
Equity securities:
Nonredeemable preferred stocks	11	294.9	(18.4)	2	31.2	(0.7)	9	263.7	(17.7)
Common equities	113	107.0	(8.3)	108	100.7	(8.1)	5	6.3	(0.2)
Total equity securities	124	401.9	(26.7)	110	131.9	(8.8)	14	270.0	(17.9)
Total portfolio	479	$3,176.6	$(105.7)	218	$852.2	$(11.6)	261	$2,324.4	$(94.1)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2016
Fixed maturities:
U.S. government obligations	30	$2,774.0	$(29.1)	30	$2,774.0	$(29.1)	0	$0	$0
State and local government obligations	618	1,497.9	(20.7)	584	1,404.3	(19.6)	34	93.6	(1.1)
Corporate debt securities	184	2,615.1	(24.3)	175	2,559.9	(24.0)	9	55.2	(0.3)
Residential mortgage-backed securities	178	917.7	(15.0)	69	175.8	(1.1)	109	741.9	(13.9)
Agency residential pass-through obligations	55	36.0	(0.6)	48	33.9	(0.6)	7	2.1	0
Commercial mortgage-backed securities	111	1,347.3	(25.5)	85	1,061.2	(22.9)	26	286.1	(2.6)
Other asset-backed securities	103	1,605.2	(4.4)	89	1,423.3	(3.9)	14	181.9	(0.5)
Redeemable preferred stocks	2	31.0	(2.0)	0	0	0	2	31.0	(2.0)
Total fixed maturities	1,281	10,824.2	(121.6)	1,080	9,432.4	(101.2)	201	1,391.8	(20.4)
Equity securities:
Nonredeemable preferred stocks	13	329.6	(16.1)	8	175.2	(3.8)	5	154.4	(12.3)
Common equities	75	22.1	(2.1)	69	19.7	(1.7)	6	2.4	(0.4)
Total equity securities	88	351.7	(18.2)	77	194.9	(5.5)	11	156.8	(12.7)
Total portfolio	1,369	$11,175.9	$(139.8)	1,157	$9,627.3	$(106.7)	212	$1,548.6	$(33.1)

Since June 30, 2016, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily the result of rising interest rates during the latter part of 2016. A narrowing of credit spreads for the first six months of 2017 resulted in a decrease in the number of fixed-maturity securities with unrealized losses since December 31, 2016. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at June 30, 2017 in the table above are current with respect to required principal and interest payments.

Since December 31, 2016, our nonredeemable preferred stocks with unrealized losses decreased to three securities, averaging approximately 8% of their total cost. The decrease in the number of securities is the result of valuation increases in the portfolio. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio increased during the first six months of 2017. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	June 30,		December 31, 2016
(millions)	2017	2016
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(43.3)	$(43.3)
Commercial mortgage-backed securities	(0.5)	(0.6)	(0.6)
Total fixed maturities	$(20.2)	$(43.9)	$(43.9)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2017 and 2016, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2017	$11.4	$0.1	$11.5
Reductions for securities sold/matured	(11.4)	0	(11.4)
Change in recoveries of future cash flows expected to be collected[1]	0.2	0	0.2
Balance at June 30, 2017	$0.2	$0.1	$0.3

	Six Months Ended June 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2016	$11.1	$0.4	$11.5
Reductions for securities sold/matured	(10.9)	(0.3)	(11.2)
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at June 30, 2017	$0.2	$0.1	$0.3

	Three Months Ended June 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2016	$12.1	$0.4	$12.5
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.3)	0	(0.3)
Balance at June 30, 2016	$11.8	$0.4	$12.2

	Six Months Ended June 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2015	$12.4	$0.4	$12.8
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.6)	0	(0.6)
Balance at June 30, 2016	$11.8	$0.4	$12.2
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the six months ended June 30, 2017 or 2016.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2017	2016	2017	2016
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$4.5	$3.4	$4.9	$17.7
State and local government obligations	2.6	4.5	3.1	15.4
Corporate and other debt securities	7.3	10.0	11.4	22.5
Residential mortgage-backed securities	20.9	0.8	21.0	1.7
Agency residential pass-through obligations	0	0.1	0	0.1
Commercial mortgage-backed securities	1.2	2.9	2.4	6.5
Other asset-backed securities	0	0	0.3	0
Redeemable preferred stocks	0	0	0.3	0
Total fixed maturities	36.5	21.7	43.4	63.9
Equity securities:
Nonredeemable preferred stocks	6.2	5.4	51.6	7.0
Common equities	9.9	19.4	17.3	28.9
Subtotal gross realized gains on security sales	52.6	46.5	112.3	99.8
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(0.4)	0	(3.6)	(0.4)
State and local government obligations	0	(1.5)	(0.1)	(1.6)
Corporate and other debt securities	(1.9)	(1.3)	(2.8)	(1.7)
Residential mortgage-backed securities	(0.3)	0	(0.3)	0
Agency residential pass-through obligations	0	(0.2)	0	(0.2)
Commercial mortgage-backed securities	(0.7)	(1.4)	(3.1)	(4.1)
Total fixed maturities	(3.3)	(4.4)	(9.9)	(8.0)
Equity securities:
Nonredeemable preferred stocks	(4.6)	(1.7)	(5.8)	(2.7)
Common equities	0	(0.1)	(0.1)	(5.0)
Subtotal gross realized losses on security sales	(7.9)	(6.2)	(15.8)	(15.7)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	4.1	3.4	1.3	17.3
State and local government obligations	2.6	3.0	3.0	13.8
Corporate and other debt securities	5.4	8.7	8.6	20.8
Residential mortgage-backed securities	20.6	0.8	20.7	1.7
Agency residential pass-through obligations	0	(0.1)	0	(0.1)
Commercial mortgage-backed securities	0.5	1.5	(0.7)	2.4
Other asset-backed securities	0	0	0.3	0
Redeemable preferred stocks	0	0	0.3	0
Total fixed maturities	33.2	17.3	33.5	55.9
Equity securities:
Nonredeemable preferred stocks	1.6	3.7	45.8	4.3
Common equities	9.9	19.3	17.2	23.9
Subtotal net realized gains (losses) on security sales	44.7	40.3	96.5	84.1
Other-than-temporary impairment losses
Equity securities:
Common equities	(2.6)	(0.2)	(3.6)	(0.2)
Subtotal investment other-than-temporary impairment losses	(2.6)	(0.2)	(3.6)	(0.2)
Other asset impairment	(11.2)	0	(11.2)	0
Subtotal other-than-temporary impairment losses	(13.8)	(0.2)	(14.8)	(0.2)
Other gains (losses)
Hybrid securities	0.4	3.0	1.2	2.3
Derivative instruments	0	(10.8)	0	(36.5)
Litigation settlements	0.8	0	1.1	0
Subtotal other gains (losses)	1.2	(7.8)	2.3	(34.2)
Total net realized gains (losses) on securities	$32.1	$32.3	$84.0	$49.7

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
In addition, gains and losses reflect recoveries from litigation settlements related to investments and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired. The other asset impairment relates to a renewable energy investment, which is reflected in “other assets” on the balance sheet, under which the future pretax cash flow is expected to be less than the carrying value of the asset.
Net Investment Income  The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2017	2016	2017	2016
Fixed maturities:
U.S. government obligations	$17.0	$4.3	$29.7	$9.1
State and local government obligations	13.1	13.2	26.4	26.7
Foreign government obligations	0.1	0.1	0.2	0.2
Corporate debt securities	31.3	26.4	60.9	54.6
Residential mortgage-backed securities	10.1	11.6	19.5	23.8
Agency residential pass-through obligations	0.2	0.2	0.4	0.6
Commercial mortgage-backed securities	18.3	19.3	37.1	40.2
Other asset-backed securities	11.8	5.9	21.7	11.9
Redeemable preferred stocks	2.9	3.9	6.3	7.7
Total fixed maturities	104.8	84.9	202.2	174.8
Equity securities:
Nonredeemable preferred stocks	10.6	12.6	22.1	24.4
Common equities	14.6	13.6	27.9	28.1
Short-term investments	8.8	3.5	15.8	6.1
Investment income	138.8	114.6	268.0	233.4
Investment expenses	(6.6)	(5.3)	(12.2)	(10.1)
Net investment income	$132.2	$109.3	$255.8	$223.3

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio.

Trading Securities At June 30, 2017 and 2016, and December 31, 2016, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2017 and 2016.

Derivative Instruments The following table shows the status of our derivative instruments at June 30, 2017 and 2016, and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended		Six Months Ended
	June 30,		Dec. 31,			June 30,		Dec. 31,	June 30,		June 30,
Derivatives designated as:	2017	2016	2016	Purpose	Classification	2017	2016	2016	2017	2016	2017	2016
Hedging instrument
Closed:
Ineffective cash flow hedge	$31	$20	$370	Manage interest rate risk	NA	$0	$0	$0	$0	$0.1	$0	$0.1
Non-hedging instruments
Liabilities:
Interest rate swaps	0	565	0	Manage portfolio duration	Other liabilities	0	(27.9)	0	0	(10.9)	0	(34.9)
Closed:
Interest rate swaps	0	185	750	Manage portfolio duration	NA	0	0	0	0	0	0	(1.9)
U.S. Treasury Note futures	0	55	135	Manage portfolio duration	NA	0	0	0	0	0	0	0.2
Total	NA	NA	NA			$0	$(27.9)	$0	$0	$(10.8)	$0	$(36.5)

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
CASH FLOW HEDGES
During March 2017, we entered into a forecasted debt issuance hedge, against a possible rise in interest rates, in conjunction with the $850 million of 4.125% Senior Notes due 2047 issued in April 2017. Upon issuance, we closed the hedge and recognized, as part of accumulated other comprehensive income, a pretax loss of $8.0 million in April 2017.

During the third quarter 2016, we entered into a $350 million forecasted transaction to hedge against a possible rise in interest rates in anticipation of a debt offering under which we issued $500 million of 2.45% Senior Notes due 2027. When the contract was closed, the $1.4 million loss on the derivative was immediately recognized as a realized loss. The $31 million in 2017 and the remaining $20 million in 2016 of our ineffective cash flow hedge resulted from the repurchase of a portion of our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, and we reclassified the unrealized gain on forecasted transactions to net realized gains on securities. The portion repurchased in 2017 resulted in an immaterial gain.
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts from time to time to manage the fixed-income portfolio duration. We did not hold any interest rate swap positions at June 30, 2017 or December 31, 2016. At June 30, 2016, we held interest rate swap positions for which we were paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As of June 30, 2016, the balance of the cash collateral that we delivered to the applicable counterparties on the then open interest rate swaps was $30.6 million. We did not open any U.S. treasury futures during 2017. During 2016, we opened and closed treasury futures; no positions were outstanding at the end of the second quarter or year end.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2017
Fixed maturities:
U.S. government obligations	$4,155.0	$0	$0	$4,155.0	$4,166.4
State and local government obligations	0	2,500.1	0	2,500.1	2,473.3
Foreign government obligations	22.5	0	0	22.5	22.5
Corporate debt securities	0	5,013.8	0	5,013.8	4,991.6
Subtotal	4,177.5	7,513.9	0	11,691.4	11,653.8
Asset-backed securities:
Residential mortgage-backed	0	1,230.6	0	1,230.6	1,222.8
Agency residential pass-through obligations	0	37.0	0	37.0	37.5
Commercial mortgage-backed	0	2,375.0	0	2,375.0	2,364.9
Other asset-backed	0	2,847.4	0	2,847.4	2,843.3
Subtotal asset-backed securities	0	6,490.0	0	6,490.0	6,468.5
Redeemable preferred stocks:
Financials	0	64.1	0	64.1	60.4
Utilities	0	32.2	0	32.2	30.5
Industrials	0	110.4	0	110.4	98.5
Subtotal redeemable preferred stocks	0	206.7	0	206.7	189.4
Total fixed maturities	4,177.5	14,210.6	0	18,388.1	18,311.7
Equity securities:
Nonredeemable preferred stocks:
Financials	85.3	697.8	0	783.1	666.0
Subtotal nonredeemable preferred stocks	85.3	697.8	0	783.1	666.0
Common equities:
Common stocks	3,077.2	0	0	3,077.2	1,472.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,077.2	0	0.3	3,077.5	1,472.3
Total fixed maturities and equity securities	7,340.0	14,908.4	0.3	22,248.7	20,450.0
Short-term investments	2,448.0	1,281.7	0	3,729.7	3,729.7
Total portfolio	$9,788.0	$16,190.1	$0.3	$25,978.4	$24,179.7
Debt	$0	$3,564.4	$114.8	$3,679.2	$3,383.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2016
Fixed maturities:
U.S. government obligations	$1,296.0	$0	$0	$1,296.0	$1,276.0
State and local government obligations	0	2,617.6	0	2,617.6	2,545.5
Foreign government obligations	25.0	0	0	25.0	24.9
Corporate debt securities	0	3,911.0	0	3,911.0	3,833.9
Subtotal	1,321.0	6,528.6	0	7,849.6	7,680.3
Asset-backed securities:
Residential mortgage-backed	0	1,674.9	0	1,674.9	1,672.8
Agency residential pass-through obligations	0	46.9	0	46.9	46.4
Commercial mortgage-backed	0	2,201.2	9.2	2,210.4	2,177.3
Other asset-backed	0	1,571.6	0	1,571.6	1,567.7
Subtotal asset-backed securities	0	5,494.6	9.2	5,503.8	5,464.2
Redeemable preferred stocks:
Financials	0	93.2	0	93.2	81.7
Utilities	0	53.8	0	53.8	65.2
Industrials	0	89.1	0	89.1	118.2
Subtotal redeemable preferred stocks	0	236.1	0	236.1	265.1
Total fixed maturities	1,321.0	12,259.3	9.2	13,589.5	13,409.6
Equity securities:
Nonredeemable preferred stocks:
Financials	156.5	702.0	0	858.5	745.5
Subtotal nonredeemable preferred stocks	156.5	702.0	0	858.5	745.5
Common equities:
Common stocks	2,765.1	0	0	2,765.1	1,558.3
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,765.1	0	0.3	2,765.4	1,558.6
Total fixed maturities and equity securities	4,242.6	12,961.3	9.5	17,213.4	15,713.7
Short-term investments	5,041.2	125.2	0	5,166.4	5,166.4
Total portfolio	$9,283.8	$13,086.5	$9.5	$22,379.8	$20,880.1
Debt	$0	$2,842.3	$139.8	$2,982.1	$2,664.1

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2016
Fixed maturities:
U.S. government obligations	$2,870.1	$0	$0	$2,870.1	$2,899.2
State and local government obligations	0	2,502.6	0	2,502.6	2,509.5
Foreign government obligations	24.5	0	0	24.5	24.5
Corporate debt securities	0	4,550.9	0	4,550.9	4,557.8
Subtotal	2,894.6	7,053.5	0	9,948.1	9,991.0
Asset-backed securities:
Residential mortgage-backed	0	1,458.7	0	1,458.7	1,448.5
Agency residential pass-through obligations	0	40.6	0	40.6	41.2
Commercial mortgage-backed	0	2,253.1	0.3	2,253.4	2,266.9
Other asset-backed	0	2,351.1	0	2,351.1	2,350.7
Subtotal asset-backed securities	0	6,103.5	0.3	6,103.8	6,107.3
Redeemable preferred stocks:
Financials	0	59.5	0	59.5	59.8
Utilities	0	30.9	0	30.9	30.5
Industrials	0	101.5	0	101.5	98.5
Subtotal redeemable preferred stocks	0	191.9	0	191.9	188.8
Total fixed maturities	2,894.6	13,348.9	0.3	16,243.8	16,287.1
Equity securities:
Nonredeemable preferred stocks:
Financials	138.1	715.4	0	853.5	734.2
Subtotal nonredeemable preferred stocks	138.1	715.4	0	853.5	734.2
Common equities:
Common stocks	2,812.0	0	0	2,812.0	1,437.1
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,812.0	0	0.4	2,812.4	1,437.5
Total fixed maturities and equity securities	5,844.7	14,064.3	0.7	19,909.7	18,458.8
Short-term investments	3,009.3	563.6	0	3,572.9	3,572.9
Total portfolio	$8,854.0	$14,627.9	$0.7	$23,482.6	$22,031.7
Debt	$0	$3,188.5	$127.3	$3,315.8	$3,148.2
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

At June 30, 2017, vendor-quoted prices represented 58% of our Level 1 classifications (excluding short-term investments), compared to 35% and 52% at June 30, 2016 and December 31, 2016, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At June 30, 2017 and 2016, and December 31, 2016, vendor-quoted prices comprised 99%, 98%, and 99%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 1%, 2%, and 1%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2017 and 2016, and December 31, 2016, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
We did not hold any internally priced securities at June 30, 2017 and 2016, or December 31, 2016.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2017 or 2016, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2017 and 2016:

	Level 3 Fair Value
	Three Months Ended June 30, 2017
(millions)	Fair Value at March 31, 2017	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2017
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0	$0	$0	$0	$0	$0	$0	$0
Total fixed maturities	0	0	0	0	0	0	0	0
Equity securities:
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$0.3	$0	$0	$0	$0	$0	$0	$0.3

	Level 3 Fair Value
	Six months ended June 30, 2017
(millions)	Fair Value at Dec. 31, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2017
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.3	$(0.3)	$0	$0	$0	$0	$0	$0
Total fixed maturities	0.3	(0.3)	0	0	0	0	0	0
Equity securities:
Common equities:
Other risk investments	0.4	(0.1)	0	0	0	0	0	0.3
Total Level 3 securities	$0.7	$(0.4)	$0	$0	$0	$0	$0	$0.3

	Level 3 Fair Value
	Three Months Ended June 30, 2016
(millions)	Fair Value at March 31, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2016
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.5	$(0.3)	$0	$0	$0	$0	$0	$9.2
Total fixed maturities	9.5	(0.3)	0	0	0	0	0	9.2
Equity securities:
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$9.8	$(0.3)	$0	$0	$0	$0	$0	$9.5

	Level 3 Fair Value
	Six months ended June 30, 2016
(millions)	Fair Value at Dec. 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at June 30, 2016
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	$(0.6)	$0	$0	$0	$(0.1)	$0	$9.2
Total fixed maturities	9.9	(0.6)	0	0	0	(0.1)	0	9.2
Equity securities:
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$10.2	$(0.6)	$0	$0	$0	$(0.1)	$0	$9.5

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at June 30, 2017 and 2016, and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0	NA	NA	NA
Subtotal Level 3 securities	0
Pricing exemption securities[1]	0.3
Total Level 3 securities	$0.3
NA= Not applicable, since we did not hold any commercial mortgage-backed Level 3 securities at June 30, 2017.
1The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.2	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	9.2
Pricing exemption securities[2]	0.3
Total Level 3 securities	$9.5
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.3	External vendor	Prepayment rate[1]	0%
Subtotal Level 3 securities	0.3
Pricing exemption securities[2]	0.4
Total Level 3 securities	$0.7
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
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	June 30, 2017		June 30, 2016		December 31, 2016
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.6	$528.0	$498.3	$547.7	$498.4	$528.8
2.45% Senior Notes due 2027	496.0	474.2	0	0	495.8	464.6
6 5/8% Senior Notes due 2029	296.0	389.0	295.8	401.8	295.9	380.1
6.25% Senior Notes due 2032	395.2	522.7	395.1	535.0	395.2	499.0
4.35% Senior Notes due 2044	346.5	376.5	346.4	400.3	346.4	362.3
3.70% Senior Notes due 2045	395.2	389.7	395.1	412.0	395.1	372.5
4.125% Senior Notes due 2047	841.1	884.3	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	0	0	593.6	545.5	594.1	581.2
Other debt instruments	114.8	114.8	139.8	139.8	127.3	127.3
Total	$3,383.4	$3,679.2	$2,664.1	$2,982.1	$3,148.2	$3,315.8

The other debt instruments reported in the table above represent ARX indebtedness and consist of:

	June 30, 2017		June 30, 2016		December 31, 2016
($ in millions) Type of debt instrument	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$49.6	2	$74.6	2	$62.1	December 2018 and 2019
Junior subordinated notes[1]	2	41.2	2	41.2	2	41.2	June 2036 and 2037
Senior notes	4	24.0	4	24.0	4	24.0	Various[2]
Total		$114.8		$139.8		$127.3
1 ARX issued junior subordinated floating rate notes to trusts established by ARX in connection with issuances of trust preferred securities by the trusts (discussed below).
2 The senior notes mature in May 2033, April 2034, December 2034, and June 2035.
The Progressive Corporation Debt
During the second quarter of 2017, we issued $850 million of 4.125% Senior Notes due 2047 (the “4.125% Senior Notes”) in an underwritten public offering. We received proceeds, after deducting underwriter’s discounts, commissions and other issuance costs, of approximately $841.1 million. In addition, upon issuance of the 4.125% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized an $8.0 million pretax loss as part of accumulated other comprehensive income (loss); the loss will be recognized as an adjustment to interest expense and amortized over the life of the 4.125% Senior Notes.
During the second quarter 2017, we redeemed our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), at par, in aggregate principal amount of $563.7 million. During the first quarter of 2017 and the full year 2016, we repurchased, in the open market, $30.9 million and $19.8 million, respectively, in aggregate principal amount of our 6.70% Debentures. Since the carrying value of the debt we repurchased differed from the amount paid to extinguish the debt, we recognized a gain of $0.2 million during the first quarter 2017 and $1.6 million in 2016.
During the third quarter 2016, we issued $500 million of our 2.45% Senior Notes due 2027 in an underwritten public offering. We received proceeds, after deducting underwriter’s discounts, commissions, and other issuance costs, of approximately $495.6 million.
ARX Debt (i.e., Other debt instruments)
The other debt instruments were issued by ARX, prior to The Progressive Corporation acquiring a controlling interest in 2015. ARX, not The Progressive Corporation or any of its other subsidiaries, is responsible for the other debt, which includes amounts that were borrowed and contributed to the capital of ARX’s insurance subsidiaries or used, or made available for use, for other business purposes.
In estimating the fair values of the other debt instruments, it was determined that the fair values of these notes are substantially equal to the carrying value, based on the current rates offered for debt of similar maturities and interest rates.

Pursuant to agreements entered into by ARX relating to the trust preferred securities transactions, ARX established trusts that are entirely owned by ARX. The trusts, which are the holders of the junior subordinated notes, issued trust preferred securities to third parties. The shares in the trusts are not transferable. The trusts are considered special purpose variable interest entities for which ARX is not the primary beneficiary and, therefore, they are accounted for under the equity method of accounting and not consolidated with ARX. Our ownership interest of $1.3 million at June 30, 2017 and 2016, and December 31, 2016, in the variable interest entities is reported as a component of “other assets” on our consolidated balance sheets.

During the third quarter 2017, ARX intends to redeem their junior subordinated notes and senior notes, in their entirety, with proceeds from a 5-year, fixed-rate loan expected to be made by The Progressive Corporation to fund the redemptions; this intercompany transaction will be eliminated in consolidation and is not expected to have a significant impact on the purchase price pursuant to the put and call provisions of the stockholders’ agreement entered into between The Progressive Corporation and the ARX minority stockholders (see Note 12 – Redeemable Noncontrolling Interest for further discussion).
The Progressive Corporation Line of Credit
During the second quarter 2017, we entered into a new line of credit with PNC Bank, National Association (PNC), which replaced the line of credit that expired during the quarter, in the maximum principal amount of $250 million. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2018, the expiration date of the line of credit. Prepayments are permitted without penalty. All advances under the line of credit are subject to PNC’s discretion. We had no borrowings under the Line of Credit or the prior line of credit during the first six months of 2017 or throughout 2016.
Note 5 Income Taxes — At June 30, 2017 and 2016, and December 31, 2016, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the six months ended June 30, 2017, there have been no material changes in our uncertain tax positions or effective tax rate.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2017	2016
Balance, Beginning of period	$11,368.0	$10,039.0
Less reinsurance recoverables on unpaid losses	1,801.0	1,442.7
Net balance, Beginning of period	9,567.0	8,596.3
Net loss and loss adjustment expense reserves disposed[1]	—	(2.5)
Total beginning reserves	9,567.0	8,593.8
Incurred related to:
Current year	8,804.1	8,126.8
Prior years	74.2	29.6
Total incurred	8,878.3	8,156.4
Paid related to:
Current year	4,951.0	4,611.5
Prior years	3,381.8	3,059.8
Total paid	8,332.8	7,671.3
Net balance, End of period	10,112.5	9,078.9
Plus reinsurance recoverables on unpaid losses	1,947.9	1,595.9
Balance, End of period	$12,060.4	$10,674.8
1 During 2016, $2.5 million net reserves were disposed by ARX in an exchange transaction.

We experienced unfavorable reserve development of $74.2 million and $29.6 million for the first six months of 2017 and 2016, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date 2017

•	Approximately $56 million of the unfavorable prior year reserve development was attributable to accident year 2016 with the balance attributable to accident year 2015.

•
Our commercial and personal auto businesses incurred about $102 million of unfavorable loss and loss adjustment expense (LAE) reserve development for the first six months of 2017, partially offset by the favorable loss and LAE reserve development of about $28 million in our special lines and Property businesses.

•
Our Agency and Direct auto businesses incurred about $65 million and $29 million, respectively, of the total unfavorable reserve development, primarily due to an increase in costs related to property damage, more late reported bodily injury claims than anticipated, and higher LAE costs.

•
Our Property business experienced about $20 million in favorable development primarily due to the identification of prior year losses eligible to be ceded under our catastrophe bond reinsurance program.

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

•	In addition, our Commercial Lines business experienced unfavorable case reserve development for accident year 2014 primarily due to a higher severity than anticipated on our largest limits.
Note 7 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2017	2016
Income taxes	$494.2	$275.4
Interest	73.3	70.1

Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) is an administrator.

The cash transfered in the exchange transaction, which occurred in June 2016, was revised to correct the reclassification of a non-cash transaction; there was no overall impact on the decrease in cash that was reported in our consolidated statement of cash flows for the six months ended June 30, 2016.
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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,752.5	$205.5	$2,423.3	$84.5	$5,384.0	$455.2	$4,771.2	$255.9
Direct	2,650.0	162.7	2,334.8	73.6	5,173.7	338.0	4,555.5	153.1
Total Personal Lines[1]	5,402.5	368.2	4,758.1	158.1	10,557.7	793.2	9,326.7	409.0
Commercial Lines	671.7	56.2	593.4	31.2	1,317.2	123.6	1,142.2	92.3
Property[2]	239.1	3.7	210.3	(13.6)	465.1	11.5	410.3	(38.1)
Other indemnity	0	(0.1)	0	(0.1)	0	(0.3)	0	(0.8)
Total underwriting operations	6,313.3	428.0	5,561.8	175.6	12,340.0	928.0	10,879.2	462.4
Fees and other revenues[3]	88.8	NA	82.5	NA	174.0	NA	161.4	NA
Service businesses	32.7	5.7	26.5	2.8	61.2	8.3	51.5	6.2
Investments[4]	170.9	164.3	146.9	141.6	352.0	339.8	283.1	273.0
Gains on extinguishment of debt	0	0	1.6	1.6	0.2	0.2	1.6	1.6
Interest expense	NA	(43.4)	NA	(34.3)	NA	(80.2)	NA	(68.5)
Consolidated total	$6,605.7	$554.6	$5,819.3	$287.3	$12,927.4	$1,196.1	$11,376.8	$674.7
NA = Not applicable
1 Personal auto insurance accounted for 93% of the total Personal Lines segment net premiums earned in the second quarter and six months ended June 30, 2017, and 92% for the same periods in 2016; insurance for our special lines products (e.g., motorcycles, watercraft, and RVs) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and six months ended June 30, 2017, pretax profit (loss) includes $15.5 million and $31.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.6 million and $31.1 million for the same periods in 2016.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	7.5%	92.5	3.5%	96.5	8.5%	91.5	5.4%	94.6
Direct	6.1	93.9	3.2	96.8	6.5	93.5	3.4	96.6
Total Personal Lines	6.8	93.2	3.3	96.7	7.5	92.5	4.4	95.6
Commercial Lines	8.4	91.6	5.3	94.7	9.4	90.6	8.1	91.9
Property[1]	1.5	98.5	(6.5)	106.5	2.5	97.5	(9.3)	109.3
Other indemnity[2]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	6.8	93.2	3.2	96.8	7.5	92.5	4.3	95.7
1 Included in both the three and six months ended June 30, 2017, is 6.5 points and 6.7 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 7.4 points and 7.6 points, respectively, for the three and six months ended June 30, 2016. In addition, 2016 second quarter and year-to-date results include 2.1 points and 1.1 points, respectively, of expense related to a loss on an exchange transaction that occurred in 2016.
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
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). On a year-to-date basis, as of June 30, 2017, the Gainshare factor was 1.79. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
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

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at March 31, 2017	$1,645.9	$(578.4)	$1,067.5	$1,072.0	$(7.1)	$(0.8)	$3.4

Other comprehensive income (loss) before reclassifications:
Investment securities	177.2	(62.1)	115.1	115.1	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	(12.0)	4.2	(7.8)	0	(7.8)	0	0
Foreign currency translation adjustment	(0.2)	0.1	(0.1)	0	0	(0.1)	0
Loss attributable to noncontrolling interest (NCI)	(1.9)	0.6	(1.3)	0	0	0	(1.3)
Total other comprehensive income (loss) before reclassifications	163.1	(57.2)	105.9	115.1	(7.8)	(0.1)	(1.3)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(2.6)	0.9	(1.7)	(1.7)	0	0	0
Net realized gains (losses) on securities	37.2	(13.0)	24.2	24.2	0	0	0
Interest expense	0.3	(0.1)	0.2	0	0.2	0	0
Total reclassification adjustment for amounts realized in net income	34.9	(12.2)	22.7	22.5	0.2	0	0
Total other comprehensive income (loss)	128.2	(45.0)	83.2	92.6	(8.0)	(0.1)	(1.3)
Balance at June 30, 2017	$1,774.1	$(623.4)	$1,150.7	$1,164.6	$(15.1)	$(0.9)	$2.1

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2016	$1,439.5	$(506.1)	$933.4	$939.6	$(9.4)	$(1.1)	$4.3

Other comprehensive income (loss) before reclassifications:
Investment securities	431.7	(151.3)	280.4	280.4	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	(8.0)	2.8	(5.2)	0	(5.2)	0	0
Foreign currency translation adjustment	0.3	(0.1)	0.2	0	0	0.2	0
Loss attributable to noncontrolling interest (NCI)	(3.4)	1.2	(2.2)	0	0	0	(2.2)
Total other comprehensive income (loss) before reclassifications	420.6	(147.4)	273.2	280.4	(5.2)	0.2	(2.2)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(3.6)	1.3	(2.3)	(2.3)	0	0	0
Net realized gains (losses) on securities	88.8	(31.1)	57.7	57.7	0	0	0
Interest expense	0.8	(0.3)	0.5	0	0.5	0	0
Total reclassification adjustment for amounts realized in net income	86.0	(30.1)	55.9	55.4	0.5	0	0
Total other comprehensive income (loss)	334.6	(117.3)	217.3	225.0	(5.7)	0.2	(2.2)
Balance at June 30, 2017	$1,774.1	$(623.4)	$1,150.7	$1,164.6	$(15.1)	$(0.9)	$2.1

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at March 31, 2016	$1,338.7	$(470.7)	$868.0	$878.5	$(8.5)	$(1.0)	$(1.0)
Other comprehensive income (loss) before reclassifications:
Investment securities	180.9	(63.5)	117.4	117.4	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	(0.1)	0	(0.1)	0	0	(0.1)	0
Loss attributable to noncontrolling interest (NCI)	(2.2)	0.8	(1.4)	0	0	0	(1.4)
Total other comprehensive income (loss) before reclassifications	178.6	(62.7)	115.9	117.4	0	(0.1)	(1.4)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(0.2)	0.1	(0.1)	(0.1)	0	0	0
Net realized gains (losses) on securities	40.0	(14.1)	25.9	25.9	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	40.3	(14.2)	26.1	25.8	0.3	0	0
Total other comprehensive income (loss)	138.3	(48.5)	89.8	91.6	(0.3)	(0.1)	(1.4)
Balance at June 30, 2016	$1,477.0	$(519.2)	$957.8	$970.1	$(8.8)	$(1.1)	$(2.4)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2015	$1,234.5	$(434.1)	$800.4	$809.0	$(8.2)	$(1.5)	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	323.6	(113.8)	209.8	209.8	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	(0.1)	0.1	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.6	(0.2)	0.4	0	0	0.4	0
Loss attributable to noncontrolling interest (NCI)	(5.5)	2.0	(3.5)	0	0	0	(3.5)
Total other comprehensive income (loss) before reclassifications	318.6	(111.9)	206.7	209.8	0	0.4	(3.5)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(0.2)	0.1	(0.1)	(0.1)	0	0	0
Net realized gains (losses) on securities	75.3	(26.5)	48.8	48.8	0	0	0
Interest expense	1.0	(0.4)	0.6	0	0.6	0	0
Total reclassification adjustment for amounts realized in net income	76.1	(26.8)	49.3	48.7	0.6	0	0
Total other comprehensive income (loss)	242.5	(85.1)	157.4	161.1	(0.6)	0.4	(3.5)
Balance at June 30, 2016	$1,477.0	$(519.2)	$957.8	$970.1	$(8.8)	$(1.1)	$(2.4)
In an effort to manage interest rate risk, we entered into forecasted transactions on each of Progressive’s outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on the effective cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify expenses of $1.0 million (pretax) into income during the next 12 months, related to net unrealized losses on forecasted transactions.
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
The nature and volume of litigation to which The Progressive Corporation is subject is similar to that which was disclosed in Note 12 – Litigation in our 2016 Annual Report to Shareholders.
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2017 or 2016, and there were not any material settlements during the first six months of 2017 or 2016. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2016 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2016 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX shareholders have the right to “put” their ARX shares to Progressive in two installments, one in early 2018 and one in early 2021, and Progressive has the ability to “call” a portion of the outstanding shares shortly thereafter. If these rights are exercised in full when available, our ownership stake in ARX capital stock will exceed 80% in 2018 and will reach 100% in 2021.
Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest (NCI) as mezzanine equity on our consolidated balance sheets, which represents the minority shares at the current estimated purchase price pursuant to the put and call provisions of the stockholders’ agreement. The estimated purchase price is based, in part, on the change in tangible net book value of ARX from December 31, 2014 to the balance sheet dates.
In addition to these minority shares, at June 30, 2017, ARX employees hold options to purchase 22,550 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the right to “put” these shares to Progressive, as described above. Until the options are exercised, the underlying obligation of approximately $32.4 million is not recorded as part of redeemable NCI.
The changes in the components of redeemable NCI during the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016, were:

(millions)	June 30, 2017	June 30, 2016	December 31, 2016
Balance, Beginning of period	$483.7	$464.9	$464.9
Net income attributable to NCI	11.1	4.5	26.2
Other comprehensive income (loss) attributable to NCI	2.2	3.5	(3.2)
Exercise of employee stock options	3.4	0	0
Change in redemption value of NCI	1.4	(6.1)	(4.2)
Balance, End of period	$501.8	$466.8	$483.7
Note 13 Goodwill and Intangible Assets
Goodwill
During the second quarter 2017, the carrying amount of goodwill increased $3.3 million as a result of the acquisition of a small excess and surplus lines insurance company, which will provide us flexibility in our Commercial Lines business going forward. Goodwill recorded at June 30, 2017, was $452.7 million. No accumulated goodwill impairment losses exist.

Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of June 30, 2017 and 2016, and December 31, 2016:

(millions)	June 30, 2017	June 30, 2016	December 31, 2016
Intangible assets subject to amortization	$389.4	$451.4	$420.4
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$401.8	$463.8	$432.8
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	June 30, 2017			June 30, 2016			December 31, 2016
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$82.4	$173.8	$256.2	$45.9	$210.3	$256.2	$64.1	$192.1
Agency relationships	159.2	25.6	133.6	159.2	14.2	145.0	159.2	19.9	139.3
Software rights	79.1	24.1	55.0	79.1	13.4	65.7	79.1	18.8	60.3
Trade name	34.8	7.8	27.0	34.8	4.4	30.4	34.8	6.1	28.7
Total	$529.3	$139.9	$389.4	$529.3	$77.9	$451.4	$529.3	$108.9	$420.4
Amortization expense was $15.5 million and $31.0 million for the three and six months ended June 30, 2017, compared to $15.6 million and $31.1 million during the same periods last year.
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
Adopted
On January 1, 2017, we adopted the ASU to simplify the accounting for employee share-based payment transactions. There were several provisions that could be adopted under this ASU. We did not elect to make any changes to our method of recording forfeitures and are continuing to withhold taxes at the minimum statutory tax rate. We did elect, on a retrospective basis, to disclose the payment of cash to a taxing authority for which we withheld shares for this purpose as a financing activity. Lastly, on a prospective basis, during the first six months of 2017, we recognized $8.7 million of excess tax benefits as an income tax benefit in our consolidated statements of comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the second quarter 2017, compared to the same period last year. During the second quarter 2017, companywide net premiums written and earned increased 14%, and policies in force grew 7%. At the same time, we met our profitability objective with a 6.8% underwriting margin for the quarter.
On a quarter-over-prior-year quarter basis, net income and comprehensive income attributable to Progressive were up 93% and 61%, respectively. Net income was $367.6 million, or $0.63 per share, and comprehensive income was $450.8 million. Pretax underwriting income was up 144%, partially due to higher written premium per policy on a year-over-year basis, reflecting rate increases taken during the second half of 2016, as well as lower auto claim frequency in the second quarter 2017. Investment income (e.g., interest and dividends) increased 21% on a quarter-over-prior-year quarter basis, primarily reflecting an increase in average assets as the pretax book yield was 2.3% for the three months ended June 30, 2017 and 2016.
During the second quarter 2017, our total capital position (debt plus equity) increased $740 million, to $12.4 billion. During the quarter, we issued $850 million of 4.125% Senior Notes due 2047 and used $563.7 million of the proceeds to redeem our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures at par.
A. Insurance Operations
All of our operating segments were profitable during the second quarter 2017. Our Personal Lines underwriting margin was 6.8%, Commercial Lines was 8.4%, and Property business was 1.5%. The special lines products have a seasonal impact on our total Personal Lines combined ratio. Although our special lines products generated underwriting profit during the second quarter 2017, these products unfavorably impacted our total Personal Lines combined ratio by about 0.2 points. Our Property business continues to be impacted by catastrophe losses, which, on an industrywide basis, are well above the long-term average for the first six months of 2017.
Our catastrophe losses for the second quarter 2017 were $235.6 million, or 3.7 points, compared to $216.5 million, or 3.9 points, for the same period last year. Just over half of the catastrophe losses for the second quarter 2017, both on the vehicle and Property businesses, were due to storms in Texas and Colorado. For both the second quarter 2017 and 2016, our companywide prior accident year development had a 0.6 point favorable impact on our companywide combined ratio. Our total personal auto business incurred frequency was down nearly 2%, while incurred severity was up about 3% quarter over prior year quarter. While we priced for the increase in severity, we were not anticipating the decrease in frequency, which contributed to the underwriting profitability in the quarter.
During the second quarter 2017, our Personal Lines, Commercial Lines, and Property segments each contributed to our premium growth and each had solid increases in policies in force.
During the quarter, total new personal auto applications (i.e., issued policies) increased 12% on a quarter-over-prior-year quarter basis, including a 17% increase in our Agency auto business and an 8% increase in our Direct auto business. The personal auto businesses continued to benefit from our competitive product offerings and position in the marketplace. We also continued to experience new business growth in our “Robinsons” (bundled home and auto) customers and completed the countrywide roll-out (excluding Florida, Alaska, and Hawaii) of our new online quoting platform, which we call HomeQuote Explorer. Given our strong underwriting profitability in the Direct business this year, we increased advertising spend in the second quarter 2017. As a result of the higher media spend, we continued to see our new application growth increase through the second quarter. New applications for our special lines products were flat during the second quarter 2017, compared to the same period last year.
During the second quarter 2017, we also expanded distribution of our new Snapshot® mobile app and plan to complete the countrywide roll-out by the end of 2017, pending regulatory approvals. The introduction of the mobile app, which is in addition to the plug-in device, is increasing consumer adoption of Snapshot. Also, during the second quarter 2017, on a trailing 12-month basis, we surpassed $4 billion in Snapshot net premiums written for the first time. This amount includes the premiums from all new and renewal policies written during the last 12 months that at some point in time, during either the current or a prior term of the policy, were enrolled in the Snapshot program, although certain of these policies did not earn a premium discount and, in general, about one third of the policies did not complete the requirements for employing the device or mobile app to track the customer’s driving habits.

For the Commercial Lines business, new applications decreased 4% on a quarter-over-prior-year quarter basis during the second quarter 2017. Although still down compared to the same period last year, during the second quarter 2017, we experienced substantial improvement over the first quarter 2017, following the lifting of underwriting restrictions imposed during the second half of 2016. In addition, during the quarter, we entered Hawaii, making it the 50th state where we write our commercial auto product.
The Property business had a 35% increase in new applications for the second quarter 2017, compared to the same period last year. The growth is largely attributable to state expansion that occurred during the last 12 months in business written by both ARX and Progressive (i.e., renters business), more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering.
During the quarter, on a quarter-over-prior-year quarter basis, our written premium per policy for our personal auto businesses increased 6%, primarily reflecting the rate increases taken during the last 12 months. Written premium per policy for our special lines products increased 3% and increased 11% for our Commercial Lines business. The Commercial Lines increase reflects rate actions taken in late 2016 and early 2017, as well as business mix shifting toward some higher average premium business market targets. The written premium per policy for our Property business decreased 7%, reflecting an increase in the renters business, which has lower premiums per policy, as well as the exchange transaction that occurred in the second quarter 2016, where we acquired a residential property insurance company (lower premiums per policy) and divested a commercial property insurance company (higher premiums per policy).
We ended the second quarter 2017 with over 11 million auto policies in force, 8% greater than the same period last year. Our special lines products policies in force grew 2% over the end of the second quarter last year and Commercial Lines grew 4%. On a year-over-year basis, total Personal Lines increased policies in force by nearly 920,000 policies and Commercial Lines increased policies by just over 25,000. Our Property segment reported just over 1.3 million policies in force, an 11% increase over the end of the second quarter last year.
To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase the number of multi-product households continues to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention in our vehicle businesses. During the second quarter 2017, we achieved all-time highs in our total personal auto policy life expectancies using a trailing 12-month period, reflecting continued improvements in our new business mix and underlying nurture processes.
B. Investments

The fair value of our investment portfolio was $26.0 billion at June 30, 2017. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2017, 17% of our portfolio was allocated to Group I securities and 83% to Group II securities, compared to 18% and 82%, respectively, at December 31, 2016.
Our recurring investment income generated a pretax book yield of 2.3% for both the second quarter 2017 and 2016. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.3% for the second quarter 2017, compared to 1.4% for the same period in 2016. Our fixed-income and common stock portfolios had FTE total returns of 1.1% and 3.5%, respectively, for the second quarter 2017, compared to 1.3% and 2.3% last year.
At June 30, 2017, the fixed-income portfolio had a weighted average credit quality of A+ and a duration of 2.3 years, compared to A+ and 2.2 years at December 31, 2016. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates, and we expect long-term benefits from any return to more substantial yields.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $2.0 billion and $1.6 billion for the first six months of 2017 and 2016, respectively.

Our total capital (debt plus shareholders’ equity) was $12.4 billion, at book value, at June 30, 2017, compared to $10.5 billion at June 30, 2016 and $11.1 billion at December 31, 2016. The increase in book value is partially attributable to the issuance of $850 million of 4.125% Senior Notes due 2047 in April 2017 and $500 million of 2.45% Senior Notes due 2027 in August 2016. In June 2017, we also redeemed our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures, at par, in the aggregate principal amount of $563.7 million. Our interest expense increased 27% on quarter-over-prior-year quarter basis, reflecting these new debt issuances. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 27.3% at June 30, 2017, 25.4% at June 30, 2016, and 28.3% at December 31, 2016.
As part of the stockholders’ agreement related to the ARX Holding Corp. acquisition, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive, at various times and in varying amounts, prior to that date. The estimated cost to acquire the additional ARX shares is represented by the redeemable noncontrolling interest reflected on our consolidated balance sheet (see Note 12 – Redeemable Noncontrolling Interest).
Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources, cash flows from operations, and borrowing capacity to support our current and anticipated business needs, scheduled principal and interest payments on our debt, payment obligations under the ARX stockholders’ agreement, any declared dividends, and other expected capital requirements. The covenants on The Progressive Corporation’s existing debt securities do not include any rating or credit triggers that would require an adjustment of the interest rate or an acceleration of principal payments in the event our securities are downgraded by a rating agency.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, and other significant business interruptions, to estimate our potential capital needs.
During the first six months of 2017 and at all times during 2016, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2016.
Our available capital allowed us to take actions to deploy underleveraged capital, including:

•
Repurchases of our common shares. In accordance with our financial policies, we will repurchase our common shares when it is prudent to do so. We had no open market repurchases of our common shares during the first six months of 2017. We did, however, repurchase shares in conjunction with our incentive compensation plans during 2017. In the second quarter of 2017, the Board of Directors approved a new authorization to repurchase up to 25 million common shares. This authorization canceled and replaced the shares that remained under the Board’s June 2011 authorization. As of June 30, 2017, we had 25.0 million shares remaining under our 2017 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share amounts)	2017	2016	2017	2016
Total number of shares purchased	0.1	1.3	0.7	3.6
Total cost	$2.7	$41.8	$24.1	$112.1
Average price paid per share	$40.47	$32.57	$36.32	$31.53

•
Dividends. As part of our capital management activities, in February 2017 and 2016, we paid annual variable dividends of $0.6808 per share and $0.8882 per share, respectively, which were each declared in December of the prior year.

During the second quarter 2017, we entered into a new line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. This line of credit replaced our unsecured discretionary line of credit with PNC in the maximum principal amount of $100 million, which expired on April 30, 2017. Subject to the terms and conditions of the line of credit documents, advances under the current line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2018, the expiration date of the line of credit. Prepayments are permitted without penalty. All advances under the line of credit are subject to PNC’s discretion.

Short-Term Borrowings
We did not engage in short-term borrowings, including any borrowings under our discretionary line of credit, to fund our operations or for liquidity purposes during the six months ended June 30, 2017 or at any point in 2016. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations – Underwriting, and details about our investment portfolio can be found below under Results of Operations – Investments.
We did not enter into any repurchase commitment transactions during the first six months of 2017 or 2016, and we had no open repurchase commitments at June 30, 2017 or 2016, or December 31, 2016.
B. Commitments and Contingencies
Contractual Obligations
During the first six months of 2017, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes derivative positions, operating leases, and purchase obligations. See the “Derivative Instruments” section of Note 2 – Investments and of this Management’s Discussion and Analysis for a summary of our derivative activity since year-end 2016. There have been no material changes in the other off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs) and represented about 83% and 85% of our total net premiums written in the second quarter and first six months of 2017, respectively, compared to 83% and 84% for the same periods last year. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia.

Personal auto represented 89% and 92% of our total Personal Lines net premiums written in the second quarter and first six months of 2017, respectively, compared to 88% and 91% for the same periods last year. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products, which are written for 12-month terms.

Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. Our Commercial Lines business represented 13% and 11% of our total net premiums written in the second quarter and first six months of 2017, respectively, compared to 12% for the same periods last year. During the second quarter 2017, we began writing Commercial Lines business in Hawaii and are now writing Commercial Lines in all 50 states; we do not write Commercial Lines in the District of Columbia. The majority of our policies in this business are written for 12-month terms.

Our Property business writes residential property insurance (e.g., single family homes, condominium unit owners, rental coverage) for homeowners, other property owners, and renters. Our Property business represented 4% of our total net premiums written in both the second quarter and first six months of 2017, compared to 5% and 4%, respectively, for the same periods last year. Property primarily consists of the operations of the ARX organization. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” ASI, principally in the Agency channel, writes residential property in 40 states and the District of Columbia and flood insurance in 43 states and the District of Columbia. Progressive also writes renters insurance in 38 states and the District of Columbia. Florida and Texas represented half of the year-to-date premium volume in the Property business. Property policies are generally written on a 12-month term.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$205.5	7.5%	$84.5	3.5%	$455.2	8.5%	$255.9	5.4%
Direct	162.7	6.1	73.6	3.2	338.0	6.5	153.1	3.4
Total Personal Lines	368.2	6.8	158.1	3.3	793.2	7.5	409.0	4.4
Commercial Lines	56.2	8.4	31.2	5.3	123.6	9.4	92.3	8.1
Property[1]	3.7	1.5	(13.6)	(6.5)	11.5	2.5	(38.1)	(9.3)
Other indemnity[2]	(0.1)	NM	(0.1)	NM	(0.3)	NM	(0.8)	NM
Total underwriting operations	$428.0	6.8%	$175.6	3.2%	$928.0	7.5%	$462.4	4.3%
1 For the three and six months ended June 30, 2017, amounts include $15.5 million and $31.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $15.6 million and $31.1 million for the respective periods last year.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting margin increased in both the second quarter and the first six months of 2017, compared to the same periods last year. This increase was partially driven by our vehicle businesses experiencing lower frequency in the first half of 2017, compared to last year, which was not factored into our pricing, as well as higher earned premium per policy on both our personal and commercial auto products, on a year-over-year basis, reflecting rate increases taken during 2016 and into 2017.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Underwriting Performance[1]	2017	2016	Change		2017	2016	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	73.0	76.8	(3.8	) pts.	71.9	75.0	(3.1	) pts.
Underwriting expense ratio	19.5	19.7	(0.2	) pts.	19.6	19.6	0 pts.
Combined ratio	92.5	96.5	(4.0	) pts.	91.5	94.6	(3.1	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	75.0	77.3	(2.3	) pts.	73.8	76.4	(2.6	) pts.
Underwriting expense ratio	18.9	19.5	(0.6	) pts.	19.7	20.2	(0.5	) pts.
Combined ratio	93.9	96.8	(2.9	) pts.	93.5	96.6	(3.1	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	74.0	77.1	(3.1	) pts.	72.8	75.7	(2.9	) pts.
Underwriting expense ratio	19.2	19.6	(0.4	) pts.	19.7	19.9	(0.2	) pts.
Combined ratio	93.2	96.7	(3.5	) pts.	92.5	95.6	(3.1	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	69.4	71.8	(2.4	) pts.	68.5	69.2	(0.7	) pts.
Underwriting expense ratio	22.2	22.9	(0.7	) pts.	22.1	22.7	(0.6	) pts.
Combined ratio	91.6	94.7	(3.1	) pts.	90.6	91.9	(1.3	) pts.
Property
Loss & loss adjustment expense ratio	63.6	71.3	(7.7	) pts.	61.5	74.5	(13.0	) pts.
Underwriting expense ratio[2]	34.9	35.2	(0.3	) pts.	36.0	34.8	1.2	pts.
Combined ratio[2]	98.5	106.5	(8.0	) pts.	97.5	109.3	(11.8	) pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	73.1	76.3	(3.2	) pts.	72.0	74.9	(2.9	) pts.
Underwriting expense ratio	20.1	20.5	(0.4	) pts.	20.5	20.8	(0.3	) pts.
Combined ratio	93.2	96.8	(3.6	) pts.	92.5	95.7	(3.2	) pts.
Accident year loss & loss adjustment expense ratio[4]	73.7	76.9	(3.2	) pts.	71.4	74.6	(3.2	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Underwriting expense and combined ratios include amortization expense predominately associated with the acquisition of a controlling interest in ARX of 6.5 points and 6.7 points for the three and six months ended June 30, 2017, respectively, and 7.4 points and 7.6 points for the three and six months ended June 30, 2016, respectively; the decrease reflects year-over-year growth in net premiums earned. In addition, 2016 results include 2.1 points and 1.1 points of expense for the second quarter and year-to-date, respectively, related to a loss on an exchange transaction. Excluding both the amortization expense and the loss on the exchange, for the three months ended June 30, 2017 and 2016, the Property business would have reported an expense ratio of 28.4 and 25.7, respectively, and combined ratios of 92.0 and 97.0, respectively; for the six months ended June 30, 2017 and 2016, the expense ratio would have been 29.3 and 26.1 and the combined ratio would have been 90.8 and 100.6.
3 Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated an underwriting loss of $0.1 million for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, the other indemnity businesses generated an underwriting loss of $0.3 million, compared to an underwriting loss of $0.8 million for the same period last year.
4 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2017	2016	2017	2016
Change in net loss and LAE reserves	$334.0	$303.4	$545.5	$485.1
Paid losses and LAE	4,280.9	3,939.6	8,332.8	7,671.3
Total incurred losses and LAE	$4,614.9	$4,243.0	$8,878.3	$8,156.4
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
Our total loss and loss adjustment expense ratio decreased 3.2 points for the second quarter 2017, compared to the second quarter 2016, and 2.9 points on a year-to-date basis, primarily due to lower auto frequency during the quarter than expected and net premiums earned growing at a faster pace than losses.
The following table shows our consolidated catastrophe losses incurred during the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2017	2016	2017		2016

Vehicle businesses	$162.0	$148.4	$223.4		$205.5

Property business - excluding ASL	132.2	68.1	225.1		113.4
Reinsurance recoverable on ASL[1]	(58.6)	—	(101.9)		—
Property business - net of ASL	73.6	68.1	123.2		113.4

Total catastrophe losses incurred	$235.6	$216.5	$346.6		$318.9
Increase to combined ratio	3.7 pts.	3.9 pts.	2.8	pts.	2.9	pts.
1 Represents the reinsurance recoverable recorded on our losses under our aggregate stop-loss agreement (ASL); including LAE costs, the recoverable would have been $64.8 million and $112.9 million, for the three and six months ended June 30, 2017, respectively.
Just over half of the catastrophe losses in the second quarter 2017 were due to wind and hail storms and flooding in Texas and Colorado. As shown in the table above, for the three and six months ended June 30, 2017, we recorded a reinsurance recoverable on our losses under our aggregate stop-loss agreement in our Property business. This agreement, which became effective on January 1, 2017, covers all current accident year losses, except those from named storms and liability claims, and a portion of the LAE associated with those losses and provides $200 million of coverage if ASI’s applicable loss and LAE ratio for the full year exceeds 63%. The current recoverable is based on our year-to-date results through June 30, 2017. To the extent our year-to-date loss and LAE ratio falls below 63% at some point during the remainder of the year, we would reverse a portion of the reinsurance recoverable, which would result in the reported catastrophe losses on our Property business being greater than the actual amount of losses incurred on storms that happened during the periods shown. As a result, due to the structure of the agreement, the amount of the reinsurance recoverable will fluctuate from period-to-period until the end of the year when full year results are known.
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

Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 3% and 4% for the three and six months ended June 30, 2017, respectively, compared to the same periods last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased about 2% for the second quarter and 4% for the first six months of 2017.

•	Auto property damage increased about 6% for both periods, in part reflecting closures of claims inventory at a pace in excess of historical norms.

•	Collision decreased about 2% for both periods.

•	Personal injury protection (PIP) increased about 13% for the second quarter and 10% year to date, primarily in Michigan.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 2% and 3% for the three and six months ended June 30, 2017, respectively, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury and property damage decreased about 1% for the second quarter and 2% for the first six months of 2017.

•	Collision decreased about 3% for the second quarter and 4% year to date.

•	PIP decreased about 6% for both periods.

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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2017		2016		2017		2016
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$45.5		$23.9		$70.9		$47.7
Current accident year	(2.9)		(4.6)		(16.4)		(2.7)
Calendar year actuarial adjustment	$42.6		$19.3		$54.5		$45.0
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$45.5		$23.9		$70.9		$47.7
All other development	(8.5)		6.9		(145.1)		(77.3)
Total development	$37.0		$30.8		$(74.2)		$(29.6)
(Increase) decrease to calendar year combined ratio	0.6	pts.	0.6	pts.	(0.6	) pts.	(0.3	) pts.
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

“All other development” represents claims settling for more or less than reserved, emergence of unrecorded claims at rates different than anticipated in our incurred but not recorded (IBNR) reserves, and changes in reserve estimates on specific claims. Although we believe the development from both the actuarial adjustments and “all other development” generally results from the same factors, we are unable to quantify the portion of the reserve development that might be applicable to any one or more of those underlying factors.
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until the losses are fully developed. As reflected in the table above, we experienced favorable development during the second quarter of 2017 and 2016. We experienced unfavorable development in the first six months of 2017 and 2016. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussed of our prior accident year development.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.
Underwriting Expenses
Progressive’s underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) were 0.4 points and 0.3 points lower for the second quarter and first six months of 2017, respectively, compared to the same periods last year, reflecting our underwriting expenses growing at a slower rate than net premiums earned, due in part to an increase in earned premium per policy as a result of rate increases taken over the last 12 months.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2017	2016	% Growth	2017	2016	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$2,916.4	$2,542.5	15%	$5,737.1	$5,038.1	14%
Direct	2,681.7	2,365.6	13	5,474.3	4,855.8	13
Total Personal Lines	5,598.1	4,908.1	14	11,211.4	9,893.9	13
Commercial Lines	857.1	724.1	18	1,518.0	1,385.6	10
Property[1]	290.9	302.4	(4)	507.7	473.5	7
Total underwriting operations	$6,746.1	$5,934.6	14%	$13,237.1	$11,753.0	13%
NET PREMIUMS EARNED
Personal Lines
Agency	$2,752.5	$2,423.3	14%	$5,384.0	$4,771.2	13%
Direct	2,650.0	2,334.8	14	5,173.7	4,555.5	14
Total Personal Lines	5,402.5	4,758.1	14	10,557.7	9,326.7	13
Commercial Lines	671.7	593.4	13	1,317.2	1,142.2	15
Property	239.1	210.3	14	465.1	410.3	13
Total underwriting operations	$6,313.3	$5,561.8	14%	$12,340.0	$10,879.2	13%
[1]Adjusting for the termination of a 10% quota share reinsurance contract in June 2016, net premiums written growth would have been 25% and 26% for the three and six months ended June 30, 2017, respectively, compared to the same periods last year.

				June 30,
(thousands)				2017	2016	% Growth
POLICIES IN FORCE
Agency auto				5,350.3	4,937.6	8%
Direct auto				5,692.6	5,284.4	8
Total auto				11,042.9	10,222.0	8
Special lines[1]				4,356.3	4,257.3	2
Personal Lines - total				15,399.2	14,479.3	6%
Commercial Lines				625.7	600.3	4%
Property				1,311.1	1,177.0	11%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.

At June 30, 2017, we had approximately 1.1 million more policies in force than in the comparable period last year. The increase reflects both an increase in new applications and lengthening retention.

Although new policies are necessary to maintain a growing book of business, we continue to recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy and the renewal ratio (i.e., the percent of policies that came up for renewal during the year that actually renewed). We disclose our changes in policy life expectancy using a trailing 12-month period, since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. We also review our customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving.

To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
APPLICATIONS
New	9%	15%	7%	15%
Renewal	6%	4%	6%	3%
WRITTEN PREMIUM PER POLICY - AUTO	6%	4%	6%	4%
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	4%	6%
Trailing 12-months	5%	4%
Renewal ratio	(0.1)%	0.1%

In our Personal Lines business, the increase in both new and renewal applications primarily reflected increases in our personal auto products. In the auto businesses, the increase in new applications was primarily attributed to our competitive product offerings and position in the marketplace, which, in part, reflects our increase in advertising spend during 2017. Rate increases taken in our auto businesses during 2016 and into 2017 contributed to the increase we experienced in written premium per policy. For both the second quarter and the six months ended June 30, 2017, written premium per policy increased 5% for new auto business and 6% for renewal auto business, compared to the same periods last year.

We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
Auto: new applications	17%	20%	16%	18%
renewal applications	7%	2%	6%	0%
written premium per policy	6%	4%	6%	4%
Auto retention measures:
policy life expectancy - trailing 3-months	6%	8%
trailing 12-months	6%	5%
renewal ratio	(0.1)%	0.1%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased on a year-over-year basis during the second quarter 2017, primarily reflecting our competitiveness in the marketplace as a result of many of our competitors taking higher rate increases than we have. During the second quarter 2017, we continued to experience new business application growth and strong policy in force growth in our Robinsons (bundled home and auto) product. During the year, we generated new Agency auto application growth in 33 states, including six of our top 10 largest Agency states.
Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 7% for the second quarter and 5% for the six months ended June 30, 2017, compared to last year. Written premium per policy for new and renewal Agency auto business increased 5% and 7%, respectively, for the second quarter 2017, and 4% and 7% for the first six months, as compared to the same periods last year, primarily reflecting rate increases taken during 2016 and 2017.

The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
Auto: new applications	8%	17%	3%	17%
renewal applications	8%	10%	9%	9%
written premium per policy	5%	4%	6%	4%
Auto retention measures:
policy life expectancy - trailing 3-months	1%	6%
trailing 12-months	2%	4%
renewal ratio	(0.2)%	0%

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New and renewal applications increased during the second quarter and the six months ended June 30, 2017, compared to last year, primarily reflecting our competitiveness in the marketplace. During the second quarter 2017, we rolled out countrywide, excluding Florida, Alaska, and Hawaii due to the limited number of carriers in these states, our new online quoting platform, called HomeQuote Explorer, which supports our bundling efforts. New application growth benefited from our increased advertising spend. During the year, we generated new Direct auto application growth in 30 states, including five of our top 10 largest Direct states.
Our Direct auto rate of conversion increased about 4% for the second quarter and 3% for the six months ended June 30, 2017, compared to last year. Written premium per policy for new and renewal Direct auto business increased 5% and 6%, respectively, for the second quarter and the first six months, as compared to the same periods last year, primarily reflecting rate increases taken during the last 12 months.
Despite the increase in advertising spend, our expense ratio in the Direct business decreased on a year-over-year basis for both the second quarter and first six months of 2017, reflecting growth in net premiums earned exceeding the growth in expenses.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
New applications	(4)%	21%	(12)%	22%
Renewal applications	10%	7%	10%	5%
Written premium per policy	11%	13%	8%	12%
Policy life expectancy - trailing 12-months	0%	10%
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines continued to experience negative new application growth in the second quarter of 2017; however, we experienced substantial improvement over the first quarter 2017, after we lifted the underwriting restrictions at the end of the first quarter. These restrictions were imposed during the second half of 2016 to allow us to focus on targeted growth in more profitable business markets. In addition to the underwriting restrictions, we increased rates during the second half of 2016 and into 2017, which contributed to the increase in our written premium per policy during the quarter and the year.
The strong new business application growth we generated in 2016 led to solid growth in renewal applications during the second quarter and first six months of 2017. These applications primarily consisted of 12-month policies that have started to renew in 2017.

F. Property

	Growth Over Prior Year
	Quarter		Year-to-date[1]
	2017	2016	2017
New applications	35%	11%	33%
Renewal applications	19%	1%	20%
Written premium per policy	(7)%	(7)%	(8)%
1 We are not reporting results for 2016 since the year-over-year results are not comparable to the same period in 2015 due to the fact that we only began reporting our Property business as a segment on April 1, 2015, and, therefore, the six months ended June 30, 2015 only include three months of results.
Our Property business writes residential property insurance for homeowners, other property owners, and renters primarily in the Agency channel. While the significant growth in new applications was aided by the exchange transaction in June of last year, it is largely attributable to state expansion that occurred during the last 12 months in both Property business written by ARX and Progressive’s renters business, more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering. As a result of the exchange, ARX’s insurance subsidiaries started writing more residential property insurance in June 2016, which has significantly more applications and lower premiums per policy than the commercial property insurance it stopped writing.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At June 30, 2017 and 2016, and December 31, 2016, we reported net deferred tax liabilities. At June 30, 2017 and 2016, and December 31, 2016, we had net current income taxes payable of $17.9 million, $15.0 million, and $41.2 million, respectively, which were reported as part of “other liabilities.”
There were no material changes in our uncertain tax positions during the six months ended June 30, 2017.

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

Our investment portfolio produced an FTE total return of 1.3% for the three months ended June 30, 2017, compared to 1.4% for the same period in 2016. Our fixed-income and common stock portfolios had FTE total returns of 1.1% and 3.5%, respectively, for the three months ended June 30, 2017, and 1.3% and 2.3%, for the same period in 2016. Although our fixed-income total returns for the quarters ended June 30, 2017 and 2016 were similar, the drivers of those returns were somewhat different. During the second quarter of 2017, the U.S. treasury yield curve flattened, pushing short rates up and longer rates a little lower, while credit spread compression generated most of the increase in the valuation of our securities. Additionally, the higher yields on short-term securities also added to our returns for the quarter. Strong returns in common and preferred stocks during the first six months of 2017, compared to the first six months of 2016, provided the increase in our total portfolio return for the year. In 2016, U.S. treasury rates and risk premium pricing both declined.

The following summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2017	2016	2017	2016
Pretax recurring investment book yield (annualized)	2.3%	2.3%	2.3%	2.3%
Weighted average FTE book yield (annualized)	2.5%	2.5%	2.6%	2.6%
FTE total return:
Fixed-income securities	1.1%	1.3%	2.2%	2.5%
Common stocks	3.5%	2.3%	9.8%	4.1%
Total portfolio	1.3%	1.4%	3.1%	2.7%

A further break-down of our FTE total returns for our portfolio, including any net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2017	2016	2017	2016
Fixed-income securities:
U.S. Treasury Notes	0.8%	0.4%	1.4%	0.6%
Municipal bonds	1.6%	1.7%	3.4%	3.5%
Corporate bonds	1.0%	1.8%	2.0%	4.6%
Commercial mortgage-backed securities	1.5%	2.1%	2.8%	3.8%
Collateralized mortgage obligations	1.3%	1.0%	2.4%	1.3%
Other asset-backed securities and home-equity bonds	0.8%	1.1%	1.4%	1.4%
Agency residential pass-through obligations	0.8%	1.1%	1.3%	3.0%
Agency debt	0.7%	(0.7)%	1.1%	0%
Preferred stocks	4.2%	3.9%	9.6%	4.1%
Common stock portfolios:
Indexed	3.4%	2.4%	10.0%	3.8%
Actively managed	5.3%	0.9%	7.5%	9.8%

B. Portfolio Allocation
The composition of the investment portfolio at June 30, 2017 and 2016, and December 31, 2016 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2017
Fixed maturities	$18,388.1	70.8%	2.6	A+
Nonredeemable preferred stocks	783.1	3.0	3.6	BBB-
Short-term investments	3,729.7	14.4	<0.1	AA
Total fixed-income securities	22,900.9	88.2	2.3	A+
Common equities	3,077.5	11.8	na	na
Total portfolio[2,3]	$25,978.4	100.0%	2.3	A+
June 30, 2016
Fixed maturities	$13,589.5	60.7%	2.3	A
Nonredeemable preferred stocks	858.5	3.8	3.0	BBB-
Short-term investments	5,166.4	23.1	<0.1	AA+
Total fixed-income securities	19,614.4	87.6	1.8	A+
Common equities	2,765.4	12.4	na	na
Total portfolio[2,3]	$22,379.8	100.0%	1.8	A+
December 31, 2016
Fixed maturities	$16,243.8	69.2%	2.6	A+
Nonredeemable preferred stocks	853.5	3.6	3.1	BBB-
Short-term investments	3,572.9	15.2	0.2	AA-
Total fixed-income securities	20,670.2	88.0	2.2	A+
Common equities	2,812.4	12.0	na	na
Total portfolio[2,3]	$23,482.6	100.0%	2.2	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at June 30, 2017 and 2016, and December 31, 2016, we had $287.1 million, $246.9 million, and $27.8 million, respectively, included in “other liabilities.”
3The total fair value of the portfolio at June 30, 2017 and 2016, and December 31, 2016, included $1.1 billion, $0.6 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities at June 30, 2017 and 2016, and December 31, 2016:

($ in millions)	Fair Value	% of Total Portfolio
June 30, 2017
Group I securities:
Non-investment-grade fixed maturities	$387.6	1.5%
Redeemable preferred stocks[1]	144.5	0.6
Nonredeemable preferred stocks	783.1	3.0
Common equities	3,077.5	11.8
Total Group I securities	4,392.7	16.9
Group II securities:
Other fixed maturities[2]	17,856.0	68.7
Short-term investments	3,729.7	14.4
Total Group II securities	21,585.7	83.1
Total portfolio	$25,978.4	100.0%
June 30, 2016
Group I securities:
Non-investment-grade fixed maturities	$510.6	2.3%
Redeemable preferred stocks[1]	154.4	0.7
Nonredeemable preferred stocks	858.5	3.8
Common equities	2,765.4	12.4
Total Group I securities	4,288.9	19.2
Group II securities:
Other fixed maturities[2]	12,924.5	57.7
Short-term investments	5,166.4	23.1
Total Group II securities	18,090.9	80.8
Total portfolio	$22,379.8	100.0%
December 31, 2016
Group I securities:
Non-investment-grade fixed maturities	$356.2	1.5%
Redeemable preferred stocks[1]	135.3	0.6
Nonredeemable preferred stocks	853.5	3.6
Common equities	2,812.4	12.0
Total Group I securities	4,157.4	17.7
Group II securities:
Other fixed maturities[2]	15,752.3	67.1
Short-term investments	3,572.9	15.2
Total Group II securities	19,325.2	82.3
Total portfolio	$23,482.6	100.0%
1Includes non-investment-grade redeemable preferred stocks of $82.3 million, $72.7 million, and $78.7 million at June 30, 2017 and 2016, and December 31, 2016, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $62.2 million, $81.7 million, and $56.6 million at June 30, 2017 and 2016, and December 31, 2016, respectively.
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

Unrealized Gains and Losses
As of June 30, 2017, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,795.6 million, compared to $1,496.3 million and $1,449.1 million at June 30, 2016 and December 31, 2016, respectively.
The net unrealized gains in our fixed-income portfolio decreased $99.1 million since June 30, 2016 and increased $116.2 million since December 31, 2016. The change since June 30, 2016 was affected by sales of securities with net realized gains (most notably in redeemable and nonredeemable preferred stocks of $62.7 million, corporate debt securities of $28.6 million, and residential mortgage-backed securities of $21.4 million), as well as valuation declines in our U.S. Treasury, municipal, corporate, and commercial mortgage-backed portfolios. The increase since December 31, 2016 was primarily due to valuation increases in all fixed-income sectors, including U.S. Treasuries, as credit spreads in non-treasury securities tightened, partially offset by sales of securities with net realized gains in our nonredeemable preferred stock, residential mortgage-backed, and corporate portfolios. The net unrealized gains in our common stock portfolio increased $398.4 million and $230.3 million since June 30, 2016 and December 31, 2016, respectively, reflecting changes in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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

The write-down activity recorded in the comprehensive income statements was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2017
Common equities	$2.6	$0	$2.6	$3.6	$0	$3.6
Total investment portfolio	2.6	0	2.6	3.6	0	3.6
Other assets[1]	11.2	0	11.2	11.2	0	11.2
Total write-downs	$13.8	$0	$13.8	$14.8	$0	$14.8
2016
Common equities	$0.2	$0	$0.2	$0.2	$0	$0.2
Total investment portfolio	0.2	0	0.2	0.2	0	0.2
Other assets	0	0	0	0	0	0
Total write-downs	$0.2	$0	$0.2	$0.2	$0	$0.2
1Reflects an impairment of a renewable energy investment under which the future pretax cash flows are expected to be less than the carrying value of the asset.
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at June 30, 2017, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$7,505.6	$32.4	$0	$0	$0	$0
Unrealized loss for 12 months or greater	1,603.1	23.2	0	0	0	0
Total	$9,108.7	$55.6	$0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$72.3	$6.5	$1.3	$0.3	$0.2	$0.2
Unrealized loss for 12 months or greater	0.8	0	0	0	0	0
Total	$73.1	$6.5	$1.3	$0.3	$0.2	$0.2
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	June 30, 2017		June 30, 2016		December 31, 2016
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$21,215.7	95.9%	$17,524.2	93.4%	$18,883.7	95.3%
Long term	71.6	0.3	138.8	0.7	49.6	0.2
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	824.2	3.8	1,082.6	5.8	866.8	4.4
Long term	6.3	0	10.3	0.1	16.6	0.1
Total	$22,117.8	100.0%	$18,755.9	100.0%	$19,816.7	100.0%
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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $469.9 million, $583.3 million, and $434.9 million at June 30, 2017 and 2016, and December 31, 2016, respectively.
A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 2.3 years at June 30, 2017, compared to 1.8 years at June 30, 2016 and 2.2 years at December 31, 2016, reflecting our preference for shorter duration positioning during times of low interest rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2017	June 30, 2016	December 31, 2016
1 year	24.1%	28.3%	25.9%
2 years	14.5	14.5	13.4
3 years	25.9	22.0	24.2
5 years	27.4	26.3	25.8
10 years	8.2	9.1	10.9
20 years	(0.1)	(0.4)	(0.2)
30 years	0	0.2	0
Total fixed-income portfolio	100.0%	100.0%	100.0%

The negative duration in the 20-year category arises from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities will reset from a fixed rate to a lower floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation will likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first six months of both 2017 and 2016.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2017	June 30, 2016	December 31, 2016
AAA	40.8%	40.3%	35.7%
AA	17.7	16.8	19.1
A	12.1	13.6	15.3
BBB	24.6	22.1	24.3
Non-investment grade/non-rated[1]	4.8	7.2	5.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.3% of the total fixed-income portfolio at June 30, 2017, compared to 4.6% at June 30, 2016 and 3.4% at December 31, 2016.

The changes in credit quality profile from June 30, 2016 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. We were within all of the constraints described above during the first six months of 2017.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first six months of 2017, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.2 billion, or 14%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2017. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2017:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$217.4	1.4
Two to five years	3,376.6	3.7
Five to ten years	561.0	6.2
Total U.S. Treasury Notes	$4,155.0	3.9
As of June 30, 2017, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2017
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$544.6	$(1.5)	8.4%	0.6	A+
Alt-A collateralized mortgage obligations[1]	133.8	0.4	2.0	0.8	BBB-
Collateralized mortgage obligations	678.4	(1.1)	10.4	0.7	A
Home equity (sub-prime bonds)	552.2	6.6	8.5	0.3	BBB
Residential mortgage-backed securities	1,230.6	5.5	18.9	0.5	A-
Agency residential pass-through obligations	37.0	(0.5)	0.6	3.5	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,249.0	8.5	34.7	3.6	A-
Commercial mortgage-backed securities: interest only	126.0	1.6	1.9	2.2	AAA-
Commercial mortgage-backed securities	2,375.0	10.1	36.6	3.6	A
Other asset-backed securities:
Automobile	1,288.7	(0.5)	19.9	0.6	AAA-
Credit card	366.4	(0.1)	5.6	0.4	AAA
Student loan	609.4	4.7	9.4	1.2	AA-
Other[2]	582.9	(0.2)	9.0	2.2	AA-
Other asset-backed securities	2,847.4	3.9	43.9	1.0	AA+
Total asset-backed securities	$6,490.0	$19.0	100.0%	1.9	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$672.3	$(3.0)	12.2%	0.7	A
Alt-A collateralized mortgage obligations[1]	213.8	(1.3)	3.9	1.2	BBB
Collateralized mortgage obligations	886.1	(4.3)	16.1	0.8	A-
Home equity (sub-prime bonds)	788.8	5.2	14.3	<0.1	BBB-
Residential mortgage-backed securities	1,674.9	0.9	30.4	0.4	BBB+
Agency residential pass-through obligations	46.9	0.5	0.8	3.0	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,051.5	30.7	37.3	3.5	A
Commercial mortgage-backed securities: interest only	158.9	2.4	2.9	2.6	AAA-
Commercial mortgage-backed securities	2,210.4	33.1	40.2	3.5	A
Other asset-backed securities:
Automobile	831.3	2.1	15.1	1.0	AAA-
Credit card	86.0	0	1.6	0.4	AAA
Student loan	407.7	1.3	7.4	1.1	AA-
Other[2]	246.6	0.1	4.5	0.6	AAA-
Other asset-backed securities	1,571.6	3.5	28.6	0.9	AAA-
Total asset-backed securities	$5,503.8	$38.0	100.0%	1.8	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$609.9	$(3.9)	10.0%	0.9	A
Alt-A collateralized mortgage obligations[1]	170.8	(0.4)	2.8	1.0	BBB-
Collateralized mortgage obligations	780.7	(4.3)	12.8	0.9	A-
Home equity (sub-prime bonds)	678.0	13.0	11.1	<0.1	BBB
Residential mortgage-backed securities	1,458.7	8.7	23.9	0.4	BBB+
Agency residential pass-through obligations	40.6	(0.6)	0.7	4.1	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,115.2	(13.7)	34.6	3.7	A-
Commercial mortgage-backed securities: interest only	138.2	0.2	2.3	2.4	AAA-
Commercial mortgage-backed securities	2,253.4	(13.5)	36.9	3.7	A
Other asset-backed securities:
Automobile	1,074.9	(0.4)	17.6	0.8	AAA-
Credit card	435.3	(0.4)	7.1	0.5	AAA
Student loan	526.4	2.4	8.6	1.0	AA-
Other[2]	314.5	(1.4)	5.2	1.5	AA+
Other asset-backed securities	2,351.1	0.2	38.5	0.9	AAA-
Total asset-backed securities	$6,103.8	$(5.2)	100.0%	1.8	A+
1Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
2Includes equipment leases, manufactured housing, and other types of structured debt.

The increase in asset-backed securities since December 31, 2016, is primarily due to purchases of commercial mortgage-backed securities, automobile receivables, student loan receivables, and other asset-backed securities which were of high credit quality, partially offset by a combination of maturities and security sales in the residential mortgage-backed sectors.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at June 30, 2017, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at June 30, 2017)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$154.2	$10.5	$65.9	$230.6	34.0%
AA	49.9	24.1	1.1	75.1	11.1
A	24.2	22.0	42.1	88.3	13.0
BBB	17.8	8.8	147.6	174.2	25.7
Non-investment grade	41.8	68.4	0	110.2	16.2
Total	$287.9	$133.8	$256.7	$678.4	100.0%
Increase (decrease) in value[3]	(0.4)%	0.3%	0.7%	0.2%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMOs, $76.6 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $33.6 million, or 4.9% of our total CMOs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).
3Excludes net holding period gains and losses on certain hybrid securities.

The majority of our CMO portfolio is composed of non-GSE/FHA/VA mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. We own the senior classes, which provide extra credit support to our position. As spreads in the residential mortgage-backed sector reached their tightest levels post 2008, we sold exposure in our CMO positions which either had longer durations with spreads that did not compensate for the risks taken or did not have adequate credit support and were sensitive to prepay or default assumptions.
Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at June 30, 2017, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at June 30, 2017)
($ in millions) Rating[1]	Total	% of Total
AAA	$35.0	6.3%
AA	42.3	7.7
A	193.7	35.1
BBB	50.0	9.0
Non-investment grade	231.2	41.9
Total	$552.2	100.0%
Increase (decrease) in value	1.2%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our home-equity securities, $188.4 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $42.8 million, or 7.8% of our total home-equity securities, are not rated by the NAIC and are classified as Group I.

Our home-equity loan-backed security portfolio decreased in value during the quarter due to both returns of principal and sales of some of our positions, which we deemed to be inadequately compensating us for the risks given the tight spread levels. We have not been adding to this portfolio as current pricing is not offering meaningful potential returns.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at June 30, 2017)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$101.5	$8.7	$0	$0	$10.4	$120.6	5.1%
Single-borrower	270.3	392.3	581.9	770.4	113.5	2,128.4	89.6
Total CMBS bonds	371.8	401.0	581.9	770.4	123.9	2,249.0	94.7
IO	123.7	1.1	0	0	1.2	126.0	5.3
Total fair value	$495.5	$402.1	$581.9	$770.4	$125.1	$2,375.0	100.0%
% of Total fair value	20.9%	16.9%	24.5%	32.4%	5.3%	100.0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, $95.6 million of our non-investment-grade CMBS securities are rated investment-grade and classified as Group II and $28.3 million, or 1.3% of our total CMBS bonds, are not rated by the NAIC and are classified as Group I, and all non-investment-grade IO securities are classified as Group I.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we increased our CMBS bond portfolio by $153.5 million, which increased our allocation of single-borrower CMBS from 86.4% to 89.6% and reduced our allocation of multi-borrower CMBS from 7.7% to 5.1%. At June 30, 2017, the duration was 3.6 years and the weighted average credit quality was A-, which were unchanged from the end of the first quarter 2017.

With the exception of $122.5 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at June 30, 2017 and 2016, and December 31, 2016, were $2,500.1 million, $2,617.6 million, and $2,502.6 million, respectively, of state and local government obligations. These securities had a duration of 2.9 years at June 30, 2017, compared to 3.0 years at both June 30, 2016 and December 31, 2016; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had net unrealized gains of $26.6 million at June 30, 2017, compared to net unrealized gains of $72.1 million at June 30, 2016 and net unrealized losses of $6.9 million at December 31, 2016.

The following table details the credit quality rating of our municipal securities at June 30, 2017, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2017)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$345.0	$549.0	$894.0
AA	371.4	872.2	1,243.6
A	2.1	319.7	321.8
BBB	37.9	2.8	40.7
Total	$756.4	$1,743.7	$2,500.1

Included in revenue bonds were $952.7 million of single family housing revenue bonds issued by state housing finance agencies, of which $697.0 million were supported by individual mortgages held by the state housing finance agencies and $255.7 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 20% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 80% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.
CORPORATE SECURITIES
Included in our fixed-income securities at June 30, 2017 and 2016, and December 31, 2016, were $5,013.8 million, $3,911.0 million, and $4,550.9 million, respectively, of corporate securities. These securities had a duration of 2.4 years at June 30, 2017, compared to 3.5 years at June 30, 2016 and 2.7 years at December 31, 2016, and a weighted average credit quality rating of BBB at June 30, 2017 and 2016, and December 31, 2016. These securities had net unrealized gains of $21.8 million and $76.5 million at June 30, 2017 and 2016, respectively, and net unrealized losses of $7.0 million at December 31, 2016.

Our allocation to corporate bonds decreased during the second quarter of 2017 as many of the shorter maturity bonds that we added in mid-2016 began to mature.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at June 30, 2017)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$0	$348.7	$1,713.7	$84.4	$2,146.8
Industrial	0	0	138.2	947.1	51.3	1,136.6
Communications	0	0	46.3	242.2	59.0	347.5
Financial Services	57.6	75.3	312.8	384.0	36.8	866.5
Agency	0.5	1.7	0	0	0	2.2
Technology	0	0.1	5.2	166.7	0.9	172.9
Basic Materials	0	0	21.6	106.8	9.7	138.1
Energy	0	33.0	43.2	127.0	0	203.2
Total	$58.1	$110.1	$916.0	$3,687.5	$242.1	$5,013.8
At June 30, 2017, we held $822.7 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled,

or whose parent companies are domiciled, in the U.K. ($180.5 million) and other European countries ($642.2 million), primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at June 30, 2017.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2017, we held $206.7 million in redeemable preferred stocks and $783.1 million in nonredeemable preferred stocks, compared to $236.1 million and $858.5 million, respectively, at June 30, 2016, and $191.9 million and $853.5 million at December 31, 2016.
Our preferred stock portfolio had net unrealized gains of $134.4 million, $82.8 million, and $122.4 million, at June 30, 2017 and 2016, and December 31, 2016, respectively.

Our preferred stock securities continued to produce strong returns in the second quarter of 2017.  Preferred yields are higher than other sectors and prices increased as well.  Although we continue to view preferred stocks as a relatively attractive sector, the increase in prices this year has diminished the attractiveness somewhat. Our preferred stock portfolio decreased in size due to a combination of security sales and one of our security holdings being called by its issuer.

Approximately 83% of our preferred stock securities are fixed-rate securities, and 17% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. All of our fixed-rate securities will convert to floating-rate dividend payments if not called at their initial call date, providing some protection against extension risk in the event the issuer elects not to call such securities at their initial call date.
Our preferred stock portfolio had a duration of 2.8 years at June 30, 2017, compared to 1.9 years at June 30, 2016, and 2.4 years at December 31, 2016. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The weighted average credit quality rating was BBB- at June 30, 2017, June 30, 2016, and December 31, 2016. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.
The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at June 30, 2017)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$47.9	$339.1	$237.1	$624.1
Insurance holdings	0	52.4	42.1	94.5
Other financial institutions	60.0	28.5	40.1	128.6
Total financial services	107.9	420.0	319.3	847.2
Industrials	0	70.2	40.2	110.4
Utilities	0	32.2	0	32.2
Total	$107.9	$522.4	$359.5	$989.8
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2017, all of our preferred securities continued to pay their dividends in full and on time. Approximately 83% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At June 30, 2017, we held $43.1 million of U.S. dollar-denominated redeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in foreign countries. We had no direct exposure to U.K. or southern European-domiciled companies at June 30, 2017.

Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2017		June 30, 2016		December 31, 2016
Indexed common stocks	$2,931.5	95.2%	$2,631.3	95.1%	$2,676.2	95.1%
Managed common stocks	145.7	4.7	133.8	4.8	135.8	4.8
Total common stocks	3,077.2	99.9	2,765.1	99.9	2,812.0	99.9
Other risk investments	0.3	0.1	0.3	0.1	0.4	0.1
Total common equities	$3,077.5	100.0%	$2,765.4	100.0%	$2,812.4	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 856 out of 990, or 86%, of the common stocks comprising the Russell 1000 Index at June 30, 2017, which made up 94% of the total market capitalization of the index.
The actively managed common stock portfolio is currently managed by one external investment manager. At June 30, 2017, the fair value of the actively managed portfolio was $145.7 million, compared to a cost basis of $100.5 million.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.
Derivative Instruments
We use interest rate swaps and treasury futures to manage the fixed-income portfolio. We did not have any interest rate swaps or treasury futures at June 30, 2017 or December 31, 2016, that were used to manage duration. At June 30, 2016, we held $565 million notional value swaps and we did not hold any treasury futures. We closed swaps with a notional value of $185 million and treasury futures with a notional value of $55 million during the first six months of 2016.
During March 2017, we entered into a forecasted debt issuance hedge, against a possible rise in interest rates, in conjunction with the $850 million of 4.125% Senior Notes due 2047 issued in April 2017. Upon issuance, we closed the hedge and recognized, as part of accumulated other comprehensive income, a pretax loss of $8.0 million in April 2017.

See Note 2 – Investments for further discussion on our derivative instruments.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in general economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions; the accuracy and adequacy of our pricing, loss reserving, and claims methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; severe weather conditions and other catastrophe events; the effectiveness of our reinsurance programs; changes in vehicle usage and driving patterns, which may be influenced by oil and gas prices; changes in residential occupancy patterns and the effects of the emerging “sharing economy”; advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession; our continued access to and functionality of third-party systems that are critical to our business; restrictions on our subsidiaries’ ability to pay dividends to The Progressive Corporation; possible impairment of our goodwill or intangible assets if future results do not adequately support either, or both, of these items; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.3 years and 2.2 years at June 30, 2017 and December 31, 2016, respectively. The weighted average beta of the equity portfolio was 1.03 at June 30, 2017, compared to 1.02 at December 31, 2016. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk since that which was reported in the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2017 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	2,358	$39.15	69,036,912	5,963,088
May - prior authorization	45,511	39.74	69,082,423	—
May - current authorization	487	41.52	487	24,999,513
June	17,457	42.54	17,944	24,982,056
Total	65,813	$40.47
In June 2011, the Board of Directors approved an authorization to repurchase up to 75 million of our common shares. In May 2017, the Board approved a new authorization to repurchase up to 25 million common shares and terminated the prior authorization. The current authorization, which does not have an expiration date, replaces the 5,917,577 shares that remained under the Board’s June 2011 authorization at termination.
Share repurchases under these authorizations may be accomplished through open market purchases, privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2017, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.

Item 5. Other Information.
I. OTHER
President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our second quarter 2017 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 67.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	August 2, 2017	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3 (ii)	3	Code of Regulations of The Progressive Corporation (as amended on May 12, 2017)	Registration statement on Form S-8 (filed on May 12, 2017; Exhibit 4.2 therein)

10	10.1	The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2017; Exhibit 10 therein)

10	10.2	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2017)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith