Form 10-Q
period 2017-09-30
PROGRESSIVE CORP/OH/
filed 2017-11-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Common Shares, $1.00 par value: 581,634,009 outstanding at September 30, 2017

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2017	2016	% Change	2017	2016	% Change
(millions—except per share amounts)
Revenues
Net premiums earned	$6,544.0	$5,723.4	14	$18,884.0	$16,602.6	14
Investment income	142.9	119.3	20	410.9	352.7	17
Net realized gains (losses) on securities:
Net impairment losses recognized in earnings	(43.0)	(61.6)	(30)	(57.8)	(61.8)	(6)
Net realized gains (losses) on securities	18.3	40.9	(55)	117.1	90.8	29
Total net realized gains (losses) on securities	(24.7)	(20.7)	19	59.3	29.0	104
Fees and other revenues	96.3	86.8	11	270.3	248.2	9
Service revenues	33.3	26.2	27	94.5	77.7	22
Gains on extinguishment of debt	0	0	NM	0.2	1.6	(88)
Total revenues	6,791.8	5,935.0	14	19,719.2	17,311.8	14
Expenses
Losses and loss adjustment expenses	5,050.5	4,398.2	15	13,928.8	12,554.6	11
Policy acquisition costs	540.1	475.4	14	1,557.2	1,374.6	13
Other underwriting expenses	877.7	739.6	19	2,568.3	2,262.2	14
Investment expenses	5.8	4.8	21	18.0	14.9	21
Service expenses	28.9	23.2	25	81.8	68.5	19
Interest expense	37.4	35.3	6	117.6	103.8	13
Total expenses	6,540.4	5,676.5	15	18,271.7	16,378.6	12
Net Income
Income before income taxes	251.4	258.5	(3)	1,447.5	933.2	55
Provision for income taxes	36.6	53.0	(31)	429.7	274.1	57
Net income	214.8	205.5	5	1,017.8	659.1	54
Net (income) loss attributable to noncontrolling interest (NCI)	9.2	(6.8)	(235)	(1.9)	(11.3)	(83)
Net income attributable to Progressive	$224.0	$198.7	13	$1,015.9	$647.8	57
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on securities	$75.5	$87.1	(13)	$300.5	$248.2	21
Net unrealized losses on forecasted transactions	0.1	(0.3)	(133)	(5.6)	(0.9)	NM
Foreign currency translation adjustment	0.6	0.3	100	0.8	0.7	14
Other comprehensive income	76.2	87.1	(13)	295.7	248.0	19
Other comprehensive (income) loss attributable to NCI	(0.7)	1.2	(158)	(2.9)	(2.3)	26
Comprehensive income attributable to Progressive	$299.5	$287.0	4	$1,308.7	$893.5	46
Computation of Per Share Earnings Attributable to Progressive
Average shares outstanding - Basic	581.3	581.5	0	580.7	582.4	0
Net effect of dilutive stock-based compensation	4.3	3.1	39	5.0	3.2	56
Total average equivalent shares - Diluted	585.6	584.6	0	585.7	585.6	0
Basic: Earnings per share	$0.39	$0.34	13	$1.75	$1.11	57
Diluted: Earnings per share	$0.38	$0.34	13	$1.73	$1.11	57
Dividends declared per share[1]	$0	$0		$0	$0
NM = Not Meaningful
1 Progressive maintains an annual dividend program. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31, 2016
(millions)	2017	2016
Assets
Investments - Available-for-sale, at fair value:
Fixed maturities (amortized cost: $18,583.1, $13,708.0, and $16,287.1)	$18,660.0	$13,916.9	$16,243.8
Equity securities:
Nonredeemable preferred stocks (cost: $700.6, $726.6, and $734.2)	813.7	860.1	853.5
Common equities (cost: $1,485.5, $1,576.1, and $1,437.5)	3,209.5	2,868.0	2,812.4
Short-term investments (amortized cost: $4,311.5, $5,876.2, and $3,572.9)	4,311.5	5,876.2	3,572.9
Total investments	26,994.7	23,521.2	23,482.6
Cash	224.9	143.4	211.5
Restricted cash[1]	31.4	22.3	14.9
Accrued investment income	113.0	97.3	103.9
Premiums receivable, net of allowance for doubtful accounts of $189.3, $176.8, and $186.8	5,519.9	4,743.6	4,509.2
Reinsurance recoverables, including $76.4, $67.5, and $83.8 on paid losses and loss adjustment expenses	2,701.1	1,901.7	1,884.8
Prepaid reinsurance premiums	211.7	174.4	170.5
Deferred acquisition costs	782.6	675.4	651.2
Property and equipment, net of accumulated depreciation of $908.4, $830.1, and $845.8	1,129.4	1,115.0	1,177.1
Goodwill	452.7	449.4	449.4
Intangible assets, net of accumulated amortization of $157.7, $94.0, and $109.5	384.6	448.3	432.8
Other assets	386.6	328.8	339.6
Total assets	$38,932.6	$33,620.8	$33,427.5
Liabilities
Unearned premiums	$9,005.3	$7,792.4	$7,468.3
Loss and loss adjustment expense reserves	13,353.3	11,228.2	11,368.0
Net deferred income taxes	201.5	156.9	111.3
Dividends payable	0	0	395.4
Accounts payable, accrued expenses, and other liabilities	3,272.7	2,722.2	2,495.5
Debt[2]	3,312.2	3,153.9	3,148.2
Total liabilities	29,145.0	25,053.6	24,986.7
Redeemable noncontrolling interest (NCI)[3]	498.2	472.5	483.7
Shareholders’ Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 215.9, 216.7, and 217.6)	581.6	580.8	579.9
Paid-in capital	1,365.1	1,284.7	1,303.4
Retained earnings	6,116.5	5,183.1	5,140.4
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities	1,240.1	1,057.2	939.6
Net unrealized losses on forecasted transactions	(15.0)	(9.1)	(9.4)
Foreign currency translation adjustment	(0.3)	(0.8)	(1.1)
Accumulated other comprehensive (income) loss attributable to NCI	1.4	(1.2)	4.3
Total accumulated other comprehensive income attributable to Progressive	1,226.2	1,046.1	933.4
Total shareholders’ equity	9,289.4	8,094.7	7,957.1
Total liabilities, redeemable NCI, and shareholders’ equity	$38,932.6	$33,620.8	$33,427.5
1 See Note 7 – Supplemental Cash Flow Information for further discussion.
2 Consists of both short-term and long-term debt. See Note 4 – Debt for further discussion.
3 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Nine Months Ended September 30,
(millions — except per share amounts)	2017	2016
Common Shares, $1.00 Par Value
Balance, Beginning of period	$579.9	$583.6
Treasury shares purchased	(1.5)	(5.2)
Net restricted equity awards issued/vested	3.2	2.4
Balance, End of period	$581.6	$580.8
Paid-In Capital
Balance, Beginning of period	$1,303.4	$1,218.8
Tax benefit from vesting of equity-based compensation	0	8.0
Treasury shares purchased	(3.4)	(11.4)
Net restricted equity awards issued/vested	(3.2)	(2.4)
Amortization of equity-based compensation	74.3	64.6
Reinvested dividends on restricted stock units	0.3	1.1
Adjustment to carrying amount of redeemable noncontrolling interest	(6.3)	6.0
Balance, End of period	$1,365.1	$1,284.7
Retained Earnings
Balance, Beginning of period	$5,140.4	$4,686.6
Net income attributable to Progressive	1,015.9	647.8
Treasury shares purchased	(57.2)	(147.0)
Cash dividends declared on common shares	0	0.2
Reinvested dividends on restricted stock units	(0.3)	(1.1)
Other, net	17.7	(3.4)
Balance, End of period	$6,116.5	$5,183.1
Accumulated Other Comprehensive Income Attributable to Progressive
Balance, Beginning of period	$933.4	$800.4
Attributable to noncontrolling interest	(2.9)	(2.3)
Other comprehensive income	295.7	248.0
Balance, End of period	$1,226.2	$1,046.1
Total Shareholders’ Equity	$9,289.4	$8,094.7
There are 20.0 million Serial Preferred Shares authorized; no such shares are issued or outstanding.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Nine Months Ended September 30,	2017	2016
Cash Flows From Operating Activities
Net income	$1,017.8	$659.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126.7	94.6
Amortization of intangible assets	48.2	46.6
Net amortization of fixed-income securities	67.5	57.1
Amortization of equity-based compensation	76.6	64.6
Net realized (gains) losses on securities	(59.3)	(29.0)
Net (gains) losses on disposition of property and equipment	5.3	4.1
(Gains) losses on extinguishment of debt	(0.2)	(1.6)
Net loss on exchange transaction	0	4.5
Changes in:
Premiums receivable	(1,010.3)	(752.8)
Reinsurance recoverables	(816.1)	(405.1)
Prepaid reinsurance premiums	(41.2)	44.9
Deferred acquisition costs	(131.4)	(128.0)
Income taxes	(111.2)	(121.2)
Unearned premiums	1,536.7	1,154.6
Loss and loss adjustment expense reserves	1,985.1	1,183.2
Accounts payable, accrued expenses, and other liabilities	622.1	464.8
Restricted cash	(16.5)	(22.0)
Other, net	(93.2)	(42.6)
Net cash provided by operating activities	3,206.6	2,275.8
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(9,623.6)	(7,364.6)
Equity securities	(155.2)	(367.1)
Sales:
Fixed maturities	3,431.7	4,746.1
Equity securities	150.6	278.2
Maturities, paydowns, calls, and other:
Fixed maturities	3,872.5	4,189.0
Equity securities	50.0	0
Net sales (purchases) of short-term investments	(721.8)	(3,665.2)
Net unsettled security transactions	210.5	208.4
Purchases of property and equipment	(109.7)	(162.1)
Sales of property and equipment	13.8	4.5
Net cash disposed in exchange transaction[1]	0	(7.7)
Acquisition of an insurance company, net of cash acquired	(18.1)	0
Net cash used in investing activities	(2,899.3)	(2,140.5)
Cash Flows From Financing Activities
Proceeds from exercise of equity options	0.5	0
Tax benefit from vesting of equity-based compensation	0	8.0
Net proceeds from debt issuance	841.1	495.6
Payments of debt	(42.8)	(19.2)
Redemption/reacquisition of subordinated debt	(635.6)	(18.2)
Dividends paid to shareholders	(395.4)	(519.0)
Acquisition of treasury shares for restricted stock tax liabilities	(57.2)	(24.7)
Acquisition of treasury shares acquired in open market	(4.9)	(138.9)
Net cash used in financing activities	(294.3)	(216.4)
Effect of exchange rate changes on cash	0.4	0.4
Increase (decrease) in cash	13.4	(80.7)
Cash, January 1	211.5	224.1
Cash, September 30	$224.9	$143.4
1 See Note 7 – Supplemental Cash Flow Information for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 69.0% of the outstanding capital stock of ARX at September 30, 2017 and 69.2% at September 30, 2016 and December 31, 2016. The decrease reflects ARX employee stock options that were exercised during the first quarter 2017. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2017, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include properties that are considered “held for sale,” if any. The fair value of these properties, less the estimated cost to sell them, was $5.3 million at September 30, 2017, and $8.7 million at both September 30, 2016 and December 31, 2016.
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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2017
Fixed maturities:
U.S. government obligations	$4,612.2	$3.0	$(20.2)	$0	$4,595.0	17.0%
State and local government obligations	2,332.2	35.0	(3.1)	0.1	2,364.2	8.7
Foreign government obligations	24.2	0	0	0	24.2	0.1
Corporate debt securities	5,195.7	32.7	(4.2)	1.4	5,225.6	19.4
Residential mortgage-backed securities	911.3	12.2	(3.2)	0	920.3	3.4
Agency residential pass-through obligations	35.7	0	(0.4)	0	35.3	0.1
Commercial mortgage-backed securities	2,763.7	17.0	(12.8)	0	2,767.9	10.3
Other asset-backed securities	2,485.6	6.4	(2.0)	0.2	2,490.2	9.2
Redeemable preferred stocks	222.5	16.4	(2.0)	0.4	237.3	0.9
Total fixed maturities	18,583.1	122.7	(47.9)	2.1	18,660.0	69.1
Equity securities:
Nonredeemable preferred stocks	700.6	120.4	(7.3)	0	813.7	3.0
Common equities	1,485.5	1,729.5	(5.5)	0	3,209.5	11.9
Short-term investments	4,311.5	0	0	0	4,311.5	16.0
Total portfolio[1,2]	$25,080.7	$1,972.6	$(60.7)	$2.1	$26,994.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2016
Fixed maturities:
U.S. government obligations	$726.0	$8.9	$(0.3)	$0	$734.6	3.1%
State and local government obligations	2,508.9	58.7	(1.6)	0	2,566.0	10.9
Foreign government obligations	25.4	0	0	0	25.4	0.1
Corporate debt securities	4,327.5	76.9	(1.8)	0.7	4,403.3	18.7
Residential mortgage-backed securities	1,582.6	25.3	(15.5)	1.8	1,594.2	6.8
Agency residential pass-through obligations	43.6	0.5	0	0	44.1	0.2
Commercial mortgage-backed securities	2,249.4	35.1	(6.1)	0	2,278.4	9.7
Other asset-backed securities	2,037.5	7.9	(0.3)	0.3	2,045.4	8.7
Redeemable preferred stocks	207.1	19.6	(1.2)	0	225.5	1.0
Total fixed maturities	13,708.0	232.9	(26.8)	2.8	13,916.9	59.2
Equity securities:
Nonredeemable preferred stocks	726.6	146.2	(13.9)	1.2	860.1	3.6
Common equities	1,576.1	1,296.3	(4.4)	0	2,868.0	12.2
Short-term investments	5,876.2	0	0	0	5,876.2	25.0
Total portfolio[1,2]	$21,886.9	$1,675.4	$(45.1)	$4.0	$23,521.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2016
Fixed maturities:
U.S. government obligations	$2,899.2	$0	$(29.1)	$0	$2,870.1	12.2%
State and local government obligations	2,509.5	13.8	(20.7)	0	2,502.6	10.7
Foreign government obligations	24.5	0	0	0	24.5	0.1
Corporate debt securities	4,557.8	17.3	(24.3)	0.1	4,550.9	19.4
Residential mortgage-backed securities	1,448.5	23.7	(15.0)	1.5	1,458.7	6.2
Agency residential pass-through obligations	41.2	0	(0.6)	0	40.6	0.2
Commercial mortgage-backed securities	2,266.9	12.0	(25.5)	0	2,253.4	9.6
Other asset-backed securities	2,350.7	4.6	(4.4)	0.2	2,351.1	10.0
Redeemable preferred stocks	188.8	5.1	(2.0)	0	191.9	0.8
Total fixed maturities	16,287.1	76.5	(121.6)	1.8	16,243.8	69.2
Equity securities:
Nonredeemable preferred stocks	734.2	135.4	(16.1)	0	853.5	3.6
Common equities	1,437.5	1,377.0	(2.1)	0	2,812.4	12.0
Short-term investments	3,572.9	0	0	0	3,572.9	15.2
Total portfolio[1,2]	$22,031.7	$1,588.9	$(139.8)	$1.8	$23,482.6	100.0%
1Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2017 and 2016, and December 31, 2016, we had $238.3 million, $185.3 million, and $27.8 million, respectively, included in “other liabilities.”
2The total fair value of the portfolio at September 30, 2017 and 2016, and December 31, 2016, included $1.1 billion, $1.0 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature within one year. We did not enter into any repurchase commitment transactions during the first nine months of 2017 or 2016, and we had no open repurchase commitments at September 30, 2017 and 2016, or December 31, 2016.
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

We had no open reverse repurchase commitments at September 30, 2017 or December 31, 2016, compared to $68.0 million open at September 30, 2016. We did not enter into any reverse repurchase commitments for the nine months ended September 30, 2017. During the nine months ended September 30, 2016, our largest outstanding balance of reverse repurchase commitments was $265.0 million, which was open for one day. For the 28 days we invested in these transactions, the average daily balance of reverse repurchase commitments was $122.6 million.

To the extent we enter into repurchase or reverse repurchase transactions, and consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	September 30,		December 31, 2016
(millions)	2017	2016
Fixed maturities:
State and local government obligations	$2.4	$0	$0
Corporate debt securities	114.9	31.2	40.1
Residential mortgage-backed securities	0	175.3	170.5
Other asset-backed securities	7.1	9.5	8.9
Redeemable preferred stocks	35.5	0	0
Total fixed maturities	159.9	216.0	219.5
Equity securities:
Nonredeemable preferred stocks	0	13.6	0
Total hybrid securities	$159.9	$229.6	$219.5
The state and local government obligations in the table above were acquired at a premium and contain a contingently exercisable call feature that allows the issuer, at its discretion, to call the securities at par based on a provision that is unrelated to the economic characteristics of the issuer.
Certain corporate debt securities are accounted for as hybrid securities since they were acquired at a premium and contain a change-in-control put option (derivative) that permits the investor, at its sole option if and when a change in control is triggered, to put the security back to the issuer at a 1% premium to par. Due to this change-in-control put option and the substantial market premium paid to acquire these securities, there is the potential that the election to put, upon the change in control, would result in an acceleration of the recognition of the remaining premium paid on these securities in our results of operations. The put feature limits the potential loss in value that could be experienced in the event a corporate action occurs that results in a change in control that materially diminishes the credit quality of the issuer. Exercises of the puts would result in a loss of $9.6 million as of September 30, 2017, if all of the bonds experienced a simultaneous change in control and we elected to exercise all of our put options. We are under no obligation to exercise the put option we hold if a change in control occurs.
The residential mortgage-backed securities accounted for as hybrid securities are obligations of the issuer with payments of principal based on the performance of a reference pool of loans. This embedded derivative results in the securities incorporating the risk of default from both the issuer and the related loan pool. These securities were sold during 2017.
The other asset-backed security in the table above represents one hybrid security that was acquired at a deep discount to par due to a failing auction, and contains a put option that allows the investor to put that security back to the auction at par if the auction is restored. This embedded derivative had the potential to more than double our initial investment yield at acquisition.

The redeemable preferred stock in the table above represents one hybrid security acquired in 2017 with a provision that requires the issuer, in the event of bankruptcy, to convert the security into an equivalent number of shares of a newly-issued perpetual preferred stock. This embedded derivative has the potential to result in the security converting from a debt instrument to an equity instrument.
During 2016, we sold the nonredeemable preferred stocks referred to in the table above. These securities were perpetual preferred stocks with fixed-rate coupons that have call features, whereby the change in value of the call features was a component of the overall change in value of the preferred stocks.
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2017, was:

(millions)	Cost	Fair Value
Less than one year	$4,088.1	$4,105.7
One to five years	11,476.9	11,508.8
Five to ten years	2,873.9	2,901.3
Ten years or greater	144.2	144.2
Total	$18,583.1	$18,660.0

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of September 30, 2017, we had $55.2 million of gross unrealized losses in our fixed-income securities (i.e., fixed-maturity securities and nonredeemable preferred stocks) and $5.5 million in our common equities. We currently do not intend to sell the fixed-income securities and determined that it is more likely that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-income securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.
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

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2017
Fixed maturities:
U.S. government obligations	54	$3,804.0	$(20.2)	31	$2,302.2	$(7.1)	23	$1,501.8	$(13.1)
State and local government obligations	169	610.4	(3.1)	40	141.0	(0.7)	129	469.4	(2.4)
Corporate debt securities	113	1,523.8	(4.2)	59	636.0	(1.1)	54	887.8	(3.1)
Residential mortgage-backed securities	126	308.8	(3.2)	14	37.4	(0.1)	112	271.4	(3.1)
Agency residential pass-through obligations	65	32.7	(0.4)	12	1.8	0	53	30.9	(0.4)
Commercial mortgage-backed securities	105	1,588.9	(12.8)	61	1,073.5	(4.6)	44	515.4	(8.2)
Other asset-backed securities	148	1,393.2	(2.0)	103	920.8	(1.0)	45	472.4	(1.0)
Redeemable preferred stocks	2	21.4	(2.0)	1	10.9	0	1	10.5	(2.0)
Total fixed maturities	782	9,283.2	(47.9)	321	5,123.6	(14.6)	461	4,159.6	(33.3)
Equity securities:
Nonredeemable preferred stocks	3	72.4	(7.3)	0	0	0	3	72.4	(7.3)
Common equities	67	52.0	(5.5)	62	49.3	(4.9)	5	2.7	(0.6)
Total equity securities	70	124.4	(12.8)	62	49.3	(4.9)	8	75.1	(7.9)
Total portfolio	852	$9,407.6	$(60.7)	383	$5,172.9	$(19.5)	469	$4,234.7	$(41.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2016
Fixed maturities:
U.S. government obligations	4	$104.8	$(0.3)	4	$104.8	$(0.3)	0	$0	$0
State and local government obligations	151	512.0	(1.6)	117	409.6	(1.0)	34	102.4	(0.6)
Corporate debt securities	52	598.3	(1.8)	42	541.5	(0.8)	10	56.8	(1.0)
Residential mortgage-backed securities	138	915.8	(15.5)	26	108.8	(0.4)	112	807.0	(15.1)
Agency residential pass-through obligations	15	4.2	0	7	1.9	0	8	2.3	0
Commercial mortgage-backed securities	56	610.6	(6.1)	17	194.7	(1.7)	39	415.9	(4.4)
Other asset-backed securities	43	488.7	(0.3)	16	219.5	(0.1)	27	269.2	(0.2)
Redeemable preferred stocks	2	31.8	(1.2)	0	0	0	2	31.8	(1.2)
Total fixed maturities	461	3,266.2	(26.8)	229	1,580.8	(4.3)	232	1,685.4	(22.5)
Equity securities:
Nonredeemable preferred stocks	7	187.5	(13.9)	1	9.9	(0.2)	6	177.6	(13.7)
Common equities	86	53.4	(4.4)	83	49.5	(4.2)	3	3.9	(0.2)
Total equity securities	93	240.9	(18.3)	84	59.4	(4.4)	9	181.5	(13.9)
Total portfolio	554	$3,507.1	$(45.1)	313	$1,640.2	$(8.7)	241	$1,866.9	$(36.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2016
Fixed maturities:
U.S. government obligations	30	$2,774.0	$(29.1)	30	$2,774.0	$(29.1)	0	$0	$0
State and local government obligations	618	1,497.9	(20.7)	584	1,404.3	(19.6)	34	93.6	(1.1)
Corporate debt securities	184	2,615.1	(24.3)	175	2,559.9	(24.0)	9	55.2	(0.3)
Residential mortgage-backed securities	178	917.7	(15.0)	69	175.8	(1.1)	109	741.9	(13.9)
Agency residential pass-through obligations	55	36.0	(0.6)	48	33.9	(0.6)	7	2.1	0
Commercial mortgage-backed securities	111	1,347.3	(25.5)	85	1,061.2	(22.9)	26	286.1	(2.6)
Other asset-backed securities	103	1,605.2	(4.4)	89	1,423.3	(3.9)	14	181.9	(0.5)
Redeemable preferred stocks	2	31.0	(2.0)	0	0	0	2	31.0	(2.0)
Total fixed maturities	1,281	10,824.2	(121.6)	1,080	9,432.4	(101.2)	201	1,391.8	(20.4)
Equity securities:
Nonredeemable preferred stocks	13	329.6	(16.1)	8	175.2	(3.8)	5	154.4	(12.3)
Common equities	75	22.1	(2.1)	69	19.7	(1.7)	6	2.4	(0.4)
Total equity securities	88	351.7	(18.2)	77	194.9	(5.5)	11	156.8	(12.7)
Total portfolio	1,369	$11,175.9	$(139.8)	1,157	$9,627.3	$(106.7)	212	$1,548.6	$(33.1)

Since September 30, 2016, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily the result of rising interest rates during the latter part of 2016. A narrowing of credit spreads for the first nine months of 2017 resulted in a decrease in the number of fixed-maturity securities with unrealized losses since December 31, 2016. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at September 30, 2017 in the table above are current with respect to required principal and interest payments.

Since December 31, 2016, our nonredeemable preferred stocks with unrealized losses decreased to three securities, averaging approximately 9% of their total cost. The decrease in the number of securities is the result of valuation increases in the portfolio. We reviewed these securities and concluded that the unrealized losses are market-related adjustments to the values, which we determined not to be other-than-temporary; we expect to recover our initial investments on these securities. The number of issuers with unrealized losses in our common stock portfolio decreased during the first nine months of 2017. A review of the securities in a loss position did not uncover fundamental issues with the issuers that would indicate other-than-temporary impairments existed. Additionally, market expectations for recovery in the next 12 months would put the fair values at or above our current book values. Lastly, we determined, as of the balance sheet date, that it was not likely these securities would be sold prior to that recovery.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	September 30,		December 31, 2016
(millions)	2017	2016
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(43.3)	$(43.3)
Commercial mortgage-backed securities	(0.4)	(0.6)	(0.6)
Total fixed maturities	$(20.1)	$(43.9)	$(43.9)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2017 and 2016, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2017	$0.2	$0.1	$0.3
Credit losses for which an OTTI was not previously recognized	0	0.4	0.4
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at September 30, 2017	$0.2	$0.5	$0.7

	Nine Months Ended September 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2016	$11.1	$0.4	$11.5
Credit losses for which an OTTI was not previously recognized	0	0.4	0.4
Reductions for securities sold/matured	(10.9)	(0.3)	(11.2)
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at September 30, 2017	$0.2	$0.5	$0.7

	Three Months Ended September 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2016	$11.8	$0.4	$12.2
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.3)	0	(0.3)
Balance at September 30, 2016	$11.5	$0.4	$11.9

	Nine Months Ended September 30, 2016
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2015	$12.4	$0.4	$12.8
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	(0.9)	0	(0.9)
Balance at September 30, 2016	$11.5	$0.4	$11.9
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the nine months ended September 30, 2016.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2017	2016	2017	2016
Gross realized gains on security sales
Fixed maturities:
U.S. government obligations	$0.9	$6.4	$5.8	$24.1
State and local government obligations	4.0	0.6	7.1	16.0
Corporate and other debt securities	5.1	15.6	16.5	38.1
Residential mortgage-backed securities	2.8	0.2	23.8	1.9
Agency residential pass-through obligations	0	0	0	0.1
Commercial mortgage-backed securities	0	5.5	2.4	12.0
Other asset-backed securities	0	0	0.3	0
Redeemable preferred stocks	7.7	0	8.0	0
Total fixed maturities	20.5	28.3	63.9	92.2
Equity securities:
Nonredeemable preferred stocks	3.0	4.9	54.6	11.9
Common equities	5.7	14.4	23.0	43.3
Short-term investments	0	0.1	0	0.1
Subtotal gross realized gains on security sales	29.2	47.7	141.5	147.5
Gross realized losses on security sales
Fixed maturities:
U.S. government obligations	(1.0)	(0.8)	(4.6)	(1.2)
State and local government obligations	0	0	(0.1)	(1.6)
Corporate and other debt securities	(1.8)	(0.2)	(4.6)	(1.9)
Residential mortgage-backed securities	(0.1)	0	(0.4)	0
Agency residential pass-through obligations	0	0	0	(0.2)
Commercial mortgage-backed securities	(0.5)	0	(3.6)	(4.1)
Redeemable preferred stocks	(6.4)	(6.5)	(6.4)	(6.5)
Total fixed maturities	(9.8)	(7.5)	(19.7)	(15.5)
Equity securities:
Nonredeemable preferred stocks	(0.1)	(0.4)	(5.9)	(3.1)
Common equities	(0.2)	(0.3)	(0.3)	(5.3)
Subtotal gross realized losses on security sales	(10.1)	(8.2)	(25.9)	(23.9)
Net realized gains (losses) on security sales
Fixed maturities:
U.S. government obligations	(0.1)	5.6	1.2	22.9
State and local government obligations	4.0	0.6	7.0	14.4
Corporate and other debt securities	3.3	15.4	11.9	36.2
Residential mortgage-backed securities	2.7	0.2	23.4	1.9
Agency residential pass-through obligations	0	0	0	(0.1)
Commercial mortgage-backed securities	(0.5)	5.5	(1.2)	7.9
Other asset-backed securities	0	0	0.3	0
Redeemable preferred stocks	1.3	(6.5)	1.6	(6.5)
Total fixed maturities	10.7	20.8	44.2	76.7
Equity securities:
Nonredeemable preferred stocks	2.9	4.5	48.7	8.8
Common equities	5.5	14.1	22.7	38.0
Short-term investments	0	0.1	0	0.1
Subtotal net realized gains (losses) on security sales	19.1	39.5	115.6	123.6
Other-than-temporary impairment losses
Fixed maturities:
Commercial mortgage-backed securities	(0.4)	0	(0.4)	0
Redeemable preferred stocks	0	(25.4)	0	(25.4)
Total fixed maturities	(0.4)	(25.4)	(0.4)	(25.4)
Equity securities:
Common equities	(8.9)	(1.4)	(12.5)	(1.6)
Subtotal investment other-than-temporary impairment losses	(9.3)	(26.8)	(12.9)	(27.0)
Other asset impairment	(33.7)	(34.8)	(44.9)	(34.8)
Subtotal other-than-temporary impairment losses	(43.0)	(61.6)	(57.8)	(61.8)
Other gains (losses)
Hybrid securities	(0.9)	0.6	0.3	2.9
Derivative instruments	0	0.7	0	(35.8)
Litigation settlements	0.1	0.1	1.2	0.1
Subtotal other gains (losses)	(0.8)	1.4	1.5	(32.8)
Total net realized gains (losses) on securities	$(24.7)	$(20.7)	$59.3	$29.0

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
In addition, gains and losses reflect recoveries from litigation settlements related to investments and holding period valuation changes on hybrids and derivatives. Also included are write-downs for securities determined to be other-than-temporarily impaired. The other asset impairment relates to renewable energy investments, which are reflected in “other assets” on the balance sheet, under which the future pretax cash flows are expected to be less than the carrying value of the assets.
Net Investment Income  The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2017	2016	2017	2016
Fixed maturities:
U.S. government obligations	$18.4	$3.3	$48.1	$12.4
State and local government obligations	12.9	12.6	39.3	39.3
Foreign government obligations	0.1	0.1	0.3	0.3
Corporate debt securities	32.2	27.3	93.1	81.9
Residential mortgage-backed securities	7.8	11.1	27.3	34.9
Agency residential pass-through obligations	0.2	0.3	0.6	0.9
Commercial mortgage-backed securities	20.0	22.4	57.1	62.6
Other asset-backed securities	12.1	6.8	33.8	18.7
Redeemable preferred stocks	2.8	3.8	9.1	11.5
Total fixed maturities	106.5	87.7	308.7	262.5
Equity securities:
Nonredeemable preferred stocks	10.9	12.4	33.0	36.8
Common equities	14.9	13.9	42.8	42.0
Short-term investments	10.6	5.3	26.4	11.4
Investment income	142.9	119.3	410.9	352.7
Investment expenses	(5.8)	(4.8)	(18.0)	(14.9)
Net investment income	$137.1	$114.5	$392.9	$337.8
The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio. The increase in income year-over-year for the three and nine months was mainly the result of an increase in assets, as yields remained relatively consistent.

Trading Securities At September 30, 2017 and 2016, and December 31, 2016, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2017 and 2016.

Derivative Instruments The following table shows the status of our derivative instruments at September 30, 2017 and 2016, and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016:

(millions)					Balance Sheet[2]				Comprehensive Income Statement
						Assets (Liabilities) Fair Value			Pretax Net Realized Gains (Losses)
	Notional Value[1]								Three Months Ended		Nine Months Ended
	September 30,		Dec. 31,			September 30,		Dec. 31,	September 30,		September 30,
Derivatives designated as:	2017	2016	2016	Purpose	Classification	2017	2016	2016	2017	2016	2017	2016
Hedging instrument
Closed:
Ineffective cash flow hedge	$31	$370	$370	Manage interest rate risk	NA	$0	$0	$0	$0	$(1.4)	$0	$(1.3)
Non-hedging instruments
Liabilities:
Interest rate swaps	0	315	0	Manage portfolio duration	Other liabilities	0	(13.0)	0	0	1.7	0	(17.8)
Closed:
Interest rate swaps	0	435	750	Manage portfolio duration	NA	0	0	0	0	0.3	0	(17.0)
U.S. Treasury Note futures	0	135	135	Manage portfolio duration	NA	0	0	0	0	0.1	0	0.3
Total	NA	NA	NA			$0	$(13.0)	$0	$0	$0.7	$0	$(35.8)

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
See Note 4 – Debt for further discussion.
INTEREST RATE SWAPS and U.S. TREASURY FUTURES
We use interest rate swaps and treasury futures contracts from time to time to manage the fixed-income portfolio duration. We did not hold any interest rate swap positions at September 30, 2017 or December 31, 2016. At September 30, 2016, we held interest rate swap positions for which we were paying a fixed rate and receiving a variable rate, effectively shortening the duration of our fixed-income portfolio. As of September 30, 2016, the balance of the cash collateral that we delivered to the applicable counterparties on the then open interest rate swaps was $15.1 million. We did not open any U.S. treasury futures during 2017. During 2016, we opened and closed treasury futures; no positions were outstanding at the end of the third quarter or year end.

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2017
Fixed maturities:
U.S. government obligations	$4,595.0	$0	$0	$4,595.0	$4,612.2
State and local government obligations	0	2,364.2	0	2,364.2	2,332.2
Foreign government obligations	24.2	0	0	24.2	24.2
Corporate debt securities	0	5,225.6	0	5,225.6	5,195.7
Subtotal	4,619.2	7,589.8	0	12,209.0	12,164.3
Asset-backed securities:
Residential mortgage-backed	0	920.3	0	920.3	911.3
Agency residential pass-through obligations	0	35.3	0	35.3	35.7
Commercial mortgage-backed	0	2,767.9	0	2,767.9	2,763.7
Other asset-backed	0	2,490.2	0	2,490.2	2,485.6
Subtotal asset-backed securities	0	6,213.7	0	6,213.7	6,196.3
Redeemable preferred stocks:
Financials	0	63.8	0	63.8	61.4
Utilities	0	31.9	0	31.9	30.5
Industrials	0	141.6	0	141.6	130.6
Subtotal redeemable preferred stocks	0	237.3	0	237.3	222.5
Total fixed maturities	4,619.2	14,040.8	0	18,660.0	18,583.1
Equity securities:
Nonredeemable preferred stocks:
Financials	82.2	726.5	0	808.7	695.6
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	82.2	726.5	5.0	813.7	700.6
Common equities:
Common stocks	3,209.2	0	0	3,209.2	1,485.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,209.2	0	0.3	3,209.5	1,485.5
Total fixed maturities and equity securities	7,910.6	14,767.3	5.3	22,683.2	20,769.2
Short-term investments	3,175.4	1,136.1	0	4,311.5	4,311.5
Total portfolio	$11,086.0	$15,903.4	$5.3	$26,994.7	$25,080.7
Debt	$0	$3,574.6	$43.3	$3,617.9	$3,312.2

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2016
Fixed maturities:
U.S. government obligations	$734.6	$0	$0	$734.6	$726.0
State and local government obligations	0	2,566.0	0	2,566.0	2,508.9
Foreign government obligations	25.4	0	0	25.4	25.4
Corporate debt securities	0	4,403.3	0	4,403.3	4,327.5
Subtotal	760.0	6,969.3	0	7,729.3	7,587.8
Asset-backed securities:
Residential mortgage-backed	0	1,594.2	0	1,594.2	1,582.6
Agency residential pass-through obligations	0	44.1	0	44.1	43.6
Commercial mortgage-backed	0	2,277.8	0.6	2,278.4	2,249.4
Other asset-backed	0	2,045.4	0	2,045.4	2,037.5
Subtotal asset-backed securities	0	5,961.5	0.6	5,962.1	5,913.1
Redeemable preferred stocks:
Financials	0	95.7	0	95.7	77.1
Utilities	0	30.4	0	30.4	30.6
Industrials	0	99.4	0	99.4	99.4
Subtotal redeemable preferred stocks	0	225.5	0	225.5	207.1
Total fixed maturities	760.0	13,156.3	0.6	13,916.9	13,708.0
Equity securities:
Nonredeemable preferred stocks:
Financials	154.6	705.5	0	860.1	726.6
Industrials	0	0	0	0	0
Subtotal nonredeemable preferred stocks	154.6	705.5	0	860.1	726.6
Common equities:
Common stocks	2,867.6	0	0	2,867.6	1,575.7
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,867.6	0	0.4	2,868.0	1,576.1
Total fixed maturities and equity securities	3,782.2	13,861.8	1.0	17,645.0	16,010.7
Short-term investments	5,051.5	824.7	0	5,876.2	5,876.2
Total portfolio	$8,833.7	$14,686.5	$1.0	$23,521.2	$21,886.9
Debt	$0	$3,371.6	$133.6	$3,505.2	$3,153.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2016
Fixed maturities:
U.S. government obligations	$2,870.1	$0	$0	$2,870.1	$2,899.2
State and local government obligations	0	2,502.6	0	2,502.6	2,509.5
Foreign government obligations	24.5	0	0	24.5	24.5
Corporate debt securities	0	4,550.9	0	4,550.9	4,557.8
Subtotal	2,894.6	7,053.5	0	9,948.1	9,991.0
Asset-backed securities:
Residential mortgage-backed	0	1,458.7	0	1,458.7	1,448.5
Agency residential pass-through obligations	0	40.6	0	40.6	41.2
Commercial mortgage-backed	0	2,253.1	0.3	2,253.4	2,266.9
Other asset-backed	0	2,351.1	0	2,351.1	2,350.7
Subtotal asset-backed securities	0	6,103.5	0.3	6,103.8	6,107.3
Redeemable preferred stocks:
Financials	0	59.5	0	59.5	59.8
Utilities	0	30.9	0	30.9	30.5
Industrials	0	101.5	0	101.5	98.5
Subtotal redeemable preferred stocks	0	191.9	0	191.9	188.8
Total fixed maturities	2,894.6	13,348.9	0.3	16,243.8	16,287.1
Equity securities:
Nonredeemable preferred stocks:
Financials	138.1	715.4	0	853.5	734.2
Industrials	0	0	0	0	0
Subtotal nonredeemable preferred stocks	138.1	715.4	0	853.5	734.2
Common equities:
Common stocks	2,812.0	0	0	2,812.0	1,437.1
Other risk investments	0	0	0.4	0.4	0.4
Subtotal common equities	2,812.0	0	0.4	2,812.4	1,437.5
Total fixed maturities and equity securities	5,844.7	14,064.3	0.7	19,909.7	18,458.8
Short-term investments	3,009.3	563.6	0	3,572.9	3,572.9
Total portfolio	$8,854.0	$14,627.9	$0.7	$23,482.6	$22,031.7
Debt	$0	$3,188.5	$127.3	$3,315.8	$3,148.2
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

At September 30, 2017, vendor-quoted prices represented 59% of our Level 1 classifications (excluding short-term investments), compared to 24% and 52% at September 30, 2016 and December 31, 2016, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.
At September 30, 2017 and 2016, and December 31, 2016, vendor-quoted prices comprised 98%, 99%, and 99%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 2%, 1%, and 1%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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

For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes and debentures issued by The Progressive Corporation (see Note 4 – Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market, issuer specific fundamentals, and industry specific economic news as it comes to light.
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
During each valuation period, we create internal estimations of portfolio valuation (performance returns), based on current market-related activity (i.e., interest rate and credit spread movements and other credit-related factors) within each major sector of our portfolio. We compare our internally generated portfolio results with those generated based on quotes we receive externally and research material valuation differences. We compare our results to index returns for each major sector adjusting for duration and credit quality differences to better understand our portfolio’s results. Additionally, we review on a monthly basis our external sales transactions and compare the actual final market sales prices to previous market valuation prices. This review provides us further validation that our pricing sources are providing market level prices, since we are able to explain significant price changes (i.e., greater than 2%) as known events occur in the marketplace and affect a particular security’s price at sale.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2017 and 2016, and December 31, 2016, securities in our fixed-maturity portfolio listed as Level 3 were comprised substantially of securities that were either: (i) private placements, (ii) thinly held and/or traded securities, or (iii) non-investment-grade or non-rated securities with little liquidity. Based on these factors, it was difficult to independently verify observable market inputs that were used to generate the external valuations we received. Despite the lack of sufficient observable market information for our Level 3 securities, we believe the valuations received in conjunction with our procedures for evaluating third-party prices support the fair values reported in the financial statements.
At September 30, 2017, we held one private nonredeemable preferred security with a value of $5.0 million that was priced internally. The security was purchased during the third quarter 2017 and the value at September 30, 2017 equals the cost at acquisition. We did not hold any internally-priced securities at September 30, 2016 or December 31, 2016.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2017 or 2016, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

The following tables provide a summary of changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2017 and 2016:

	Level 3 Fair Value
	Three Months Ended September 30, 2017
(millions)	Fair Value at June 30, 2017	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2017
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0	$0	$0	$0	$0	$0	$0	$0
Total fixed maturities	0	0	0	0	0	0	0	0
Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	5.0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$0.3	$0	$5.0	$0	$0	$0	$0	$5.3

	Level 3 Fair Value
	Nine months ended September 30, 2017
(millions)	Fair Value at Dec. 31, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2017
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.3	$(0.3)	$0	$0	$0	$0	$0	$0
Total fixed maturities	0.3	(0.3)	0	0	0	0	0	0
Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	5.0	0	0	0	0	5.0
Common equities:
Other risk investments	0.4	(0.1)	0	0	0	0	0	0.3
Total Level 3 securities	$0.7	$(0.4)	$5.0	$0	$0	$0	$0	$5.3

	Level 3 Fair Value
	Three Months Ended September 30, 2016
(millions)	Fair Value at June 30, 2016	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2016
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.2	$(8.7)	$0	$0	$0	$0.1	$0	$0.6
Total fixed maturities	9.2	(8.7)	0	0	0	0.1	0	0.6
Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0.1	0	0.4
Total Level 3 securities	$9.5	$(8.7)	$0	$0	$0	$0.2	$0	$1.0

	Level 3 Fair Value
	Nine months ended September 30, 2016
(millions)	Fair Value at Dec. 31, 2015	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain) Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at September 30, 2016
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$9.9	$(9.3)	$0	$0	$0	$0	$0	$0.6
Total fixed maturities	9.9	(9.3)	0	0	0	0	0	0.6
Equity securities:
Nonredeemable preferred stocks:
Industrials	0	0	0	0	0	0	0	0
Common equities:
Other risk investments	0.3	0	0	0	0	0.1	0	0.4
Total Level 3 securities	$10.2	$(9.3)	$0	$0	$0	$0.1	$0	$1.0

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at September 30, 2017 and 2016, and December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0	NA	NA	NA
Total fixed maturities	0
Equity securities:
Nonredeemable preferred stocks:
Industrials[1]	5.0	Internal price	Purchase price	3.9
Subtotal Level 3 securities	5.0
Pricing exemption securities[2]	0.3
Total Level 3 securities	$5.3
NA= Not applicable, since we did not hold any commercial mortgage-backed Level 3 securities at September 30, 2017.
1The security was internally-priced since it is privately held and it was valued at September 30, 2017 using the purchase price.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at September 30, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.6	External vendor	Prepayment rate[1]	0%
Total fixed maturities	0.6
Equity securities:
Nonredeemable preferred stocks:
Industrials	0	NA	NA	NA
Subtotal Level 3 securities	0.6
Pricing exemption securities[2]	0.4
Total Level 3 securities	$1.0
NA= Not applicable, since we did not hold any nonredeemable preferred stock Level 3 securities at September 30, 2016.
1Assumes that one security has 0% of the principal amount of the underlying loans that will be paid off prematurely in each year.
2 The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2016	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Fixed maturities:
Asset-backed securities:
Commercial mortgage-backed	$0.3	External vendor	Prepayment rate[1]	0%
Total fixed maturities	0.3
Equity securities:
Nonredeemable preferred stocks:
Industrials	0	NA	NA	NA
Subtotal Level 3 securities	0.3
Pricing exemption securities[2]	0.4
Total Level 3 securities	$0.7
NA= Not applicable, since we did not hold any nonredeemable preferred stock Level 3 securities at December 31, 2016.
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

Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	September 30, 2017		September 30, 2016		December 31, 2016
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.7	$525.7	$498.4	$544.2	$498.4	$528.8
2.45% Senior Notes due 2027	496.0	475.3	495.6	497.5	495.8	464.6
6 5/8% Senior Notes due 2029	296.0	388.3	295.8	402.6	295.9	380.1
6.25% Senior Notes due 2032	395.3	518.7	395.1	533.3	395.2	499.0
4.35% Senior Notes due 2044	346.5	379.8	346.4	403.0	346.4	362.3
3.70% Senior Notes due 2045	395.2	392.6	395.1	418.7	395.1	372.5
4.125% Senior Notes due 2047	841.2	894.2	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	0	0	593.9	572.3	594.1	581.2
Other debt instruments	43.3	43.3	133.6	133.6	127.3	127.3
Total	$3,312.2	$3,617.9	$3,153.9	$3,505.2	$3,148.2	$3,315.8

The other debt instruments reported in the table above represent ARX indebtedness and consist of:

	September 30, 2017		September 30, 2016		December 31, 2016
($ in millions) Type of debt instrument	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Number of Instruments	Carrying Value	Stated Maturity Date(s)
Term loans	2	$43.3	2	$68.4	2	$62.1	December 2018 and 2019
Junior subordinated notes[1]	0	0	2	41.2	2	41.2	June 2036 and 2037
Senior notes[1]	0	0	4	24.0	4	24.0	Various[2]
Total		$43.3		$133.6		$127.3
1 The notes were redeemed during the third quarter 2017 (discussed below).
2 The senior notes original maturity dates were May 2033, April 2034, December 2034, and June 2035.
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
During the second quarter 2017, we redeemed our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “6.70% Debentures”), at par, in the aggregate principal amount of $563.7 million. During the first quarter of 2017 and the full year 2016, we repurchased, in the open market, $30.9 million and $19.8 million, respectively, in aggregate principal amount of our 6.70% Debentures. Since the carrying value of the debt we repurchased differed from the amount paid to extinguish the debt, we recognized a gain of $0.2 million during the first quarter 2017 and $1.6 million in 2016.
During the third quarter 2016, we issued $500 million of our 2.45% Senior Notes due 2027 in an underwritten public offering. We received proceeds, after deducting underwriter’s discounts, commissions, and other issuance costs, of approximately $495.6 million.
Consistent with the other senior notes issued by Progressive, interest on the 4.125% Senior Notes and the 2.45% Senior Notes is payable semiannually and both notes are redeemable, in whole or in part, at any time.
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

In estimating the fair values of the other debt instruments, it was determined that the fair values of these notes are substantially equal to their carrying values, based on the current rates offered for debt of similar maturities and interest rates.

During the third quarter 2017, ARX redeemed their junior subordinated notes and senior notes, in their entirety, in the aggregate principal amount of $65.2 million, with proceeds from a 5-year, fixed-rate loan made by The Progressive Corporation to fund the redemptions; this intercompany transaction was eliminated in consolidation.
The Progressive Corporation Line of Credit
During the second quarter 2017, The Progressive Corporation entered into a new line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. This line of credit replaced a previous line of credit with a maximum principal amount of $100 million that expired in the second quarter 2017. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2018, the expiration date of the line of credit. Prepayments are permitted without penalty. All advances under the line of credit are subject to PNC’s discretion. We had no borrowings under either line of credit during the first nine months of 2017 or throughout 2016.
Note 5 Income Taxes — At September 30, 2017 and 2016, and December 31, 2016, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. For the nine months ended September 30, 2017, there have been no material changes in our uncertain tax positions.

The effective tax rates for the three and nine months ended September 30, 2017, were 14.6% and 29.7%, respectively, compared to 20.5% and 29.4% for the same periods in 2016. On January 1, 2017, we began recording the excess tax benefits from stock-based compensation to the tax provision in accordance with the adoption of the new accounting standard update (see Note 14 – New Accounting Standards for additional discussion). Previously these benefits were recorded directly to paid-in capital. In addition, during the third quarter of both 2017 and 2016, we recorded the ratable portion of the tax benefits related to federal renewable energy tax credit fund investments that were entered into during the periods.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves during the nine month periods is summarized as follows:

	September 30,
(millions)	2017	2016
Balance, Beginning of period	$11,368.0	$10,039.0
Less reinsurance recoverables on unpaid losses	1,801.0	1,442.7
Net balance, Beginning of period	9,567.0	8,596.3
Net loss and loss adjustment expense reserves disposed[1]	0	(2.5)
Total beginning reserves	9,567.0	8,593.8
Incurred related to:
Current year	13,886.3	12,577.5
Prior years	42.5	(22.9)
Total incurred	13,928.8	12,554.6
Paid related to:
Current year	8,379.4	7,768.2
Prior years	4,387.8	3,986.2
Total paid	12,767.2	11,754.4
Net balance, End of period	10,728.6	9,394.0
Plus reinsurance recoverables on unpaid losses	2,624.7	1,834.2
Balance, End of period	$13,353.3	$11,228.2
1 During 2016, $2.5 million net reserves were disposed by ARX in an exchange transaction.

We experienced unfavorable reserve development of $42.5 million and favorable reserve development of $22.9 million for the first nine months of 2017 and 2016, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date 2017

•
Approximately $51 million of unfavorable prior year reserve development was attributable to accident years 2016 and 2015. This unfavorable development was partially offset by $8 million of favorable development attributable to accident year 2014 and prior accident years.

•
Our personal auto businesses incurred $76 million of unfavorable loss and loss adjustment expense (LAE) reserve development for the first nine months of 2017, primarily in the Agency business, in part reflecting an increase in costs related to property damage and higher LAE costs.

•
Our Property business experienced $24 million in favorable development primarily due to the identification of prior year losses eligible to be ceded under our catastrophe bond reinsurance program and lower severity and frequency than anticipated for accident year 2016.

•	The remaining favorable development for the first nine months was attributable to both our special lines and commercial auto products.
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

Note 7 Supplemental Cash Flow Information — Cash includes only bank demand deposits. We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2017	2016
Income taxes	$538.7	$380.8
Interest	107.4	98.0

Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) are administrators.

The cash transferred in the exchange transaction, which occurred in June 2016, was revised to correct the reclassification of a non-cash transaction; there was no overall impact on the decrease in cash that was reported in our consolidated statement of cash flows for the nine months ended September 30, 2016.
Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our other indemnity businesses manage our run-off businesses. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance through our programs with ASI and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions, including those between Progressive and ASI, are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$2,840.0	$69.5	$2,474.3	$98.6	$8,224.0	$524.7	$7,245.5	$354.5
Direct	2,734.8	128.7	2,391.2	84.4	7,908.5	466.7	6,946.7	237.5
Total Personal Lines[1]	5,574.8	198.2	4,865.5	183.0	16,132.5	991.4	14,192.2	592.0
Commercial Lines	714.0	42.8	630.2	4.4	2,031.2	166.4	1,772.4	96.7
Property[2]	255.2	(69.0)	227.7	10.4	720.3	(57.5)	638.0	(27.7)
Other indemnity	0	0	0	(0.8)	0	(0.3)	0	(1.6)
Total underwriting operations	6,544.0	172.0	5,723.4	197.0	18,884.0	1,100.0	16,602.6	659.4
Fees and other revenues[3]	96.3	NA	86.8	NA	270.3	NA	248.2	NA
Service businesses	33.3	4.4	26.2	3.0	94.5	12.7	77.7	9.2
Investments[4]	118.2	112.4	98.6	93.8	470.2	452.2	381.7	366.8
Gains on extinguishment of debt	0	0	0	0	0.2	0.2	1.6	1.6
Interest expense	NA	(37.4)	NA	(35.3)	NA	(117.6)	NA	(103.8)
Consolidated total	$6,791.8	$251.4	$5,935.0	$258.5	$19,719.2	$1,447.5	$17,311.8	$933.2
NA = Not applicable
1 Personal auto insurance accounted for 93% of the total Personal Lines segment net premiums earned in the three and nine months ended September 30, 2017, and 92% for the same periods in 2016; insurance for our special lines products (e.g., motorcycles, watercraft, and RVs) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and nine months ended September 30, 2017, pretax profit (loss) includes $17.2 million and $48.2 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.5 million and $46.6 million for the same periods in 2016.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	2.4%	97.6	4.0%	96.0	6.4%	93.6	4.9%	95.1
Direct	4.7	95.3	3.5	96.5	5.9	94.1	3.4	96.6
Total Personal Lines	3.6	96.4	3.8	96.2	6.1	93.9	4.2	95.8
Commercial Lines	6.0	94.0	0.7	99.3	8.2	91.8	5.5	94.5
Property[1]	(27.0)	127.0	4.6	95.4	(8.0)	108.0	(4.3)	104.3
Other indemnity[2]	NM	NM	NM	NM	NM	NM	NM	NM
Total underwriting operations	2.6	97.4	3.4	96.6	5.8	94.2	4.0	96.0
1 Included in both the three and nine months ended September 30, 2017 are 6.7 points of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 6.8 points and 7.3 points, respectively, for the three and nine months ended September 30, 2016. The nine months ended September 30, 2016, also include 0.7 points of expense related to the loss on the exchange transaction that occurred in 2016.
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
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash bonus program currently in place for our employees (our “Gainsharing program”). On a year-to-date basis, as of September 30, 2017, the Gainshare factor was 1.67. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
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

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at June 30, 2017	$1,774.1	$(623.4)	$1,150.7	$1,164.6	$(15.1)	$(0.9)	$2.1
Other comprehensive income (loss) before reclassifications:
Investment securities	122.7	(43.0)	79.7	79.7	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.9	(0.3)	0.6	0	0	0.6	0
Loss attributable to noncontrolling interest (NCI)	(1.1)	0.4	(0.7)	0	0	0	(0.7)
Total other comprehensive income (loss) before reclassifications	122.5	(42.9)	79.6	79.7	0	0.6	(0.7)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(9.3)	3.3	(6.0)	(6.0)	0	0	0
Net realized gains (losses) on securities	15.7	(5.5)	10.2	10.2	0	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0	0
Total reclassification adjustment for amounts realized in net income	6.2	(2.1)	4.1	4.2	(0.1)	0	0
Total other comprehensive income (loss)	116.3	(40.8)	75.5	75.5	0.1	0.6	(0.7)
Balance at September 30, 2017	$1,890.4	$(664.2)	$1,226.2	$1,240.1	$(15.0)	$(0.3)	$1.4

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2016	$1,439.5	$(506.1)	$933.4	$939.6	$(9.4)	$(1.1)	$4.3
Other comprehensive income (loss) before reclassifications:
Investment securities	554.4	(194.3)	360.1	360.1	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	(8.0)	2.8	(5.2)	0	(5.2)	0	0
Foreign currency translation adjustment	1.2	(0.4)	0.8	0	0	0.8	0
Loss attributable to noncontrolling interest (NCI)	(4.5)	1.6	(2.9)	0	0	0	(2.9)
Total other comprehensive income (loss) before reclassifications	543.1	(190.3)	352.8	360.1	(5.2)	0.8	(2.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(12.9)	4.6	(8.3)	(8.3)	0	0	0
Net realized gains (losses) on securities	104.5	(36.6)	67.9	67.9	0	0	0
Interest expense	0.6	(0.2)	0.4	0	0.4	0	0
Total reclassification adjustment for amounts realized in net income	92.2	(32.2)	60.0	59.6	0.4	0	0
Total other comprehensive income (loss)	450.9	(158.1)	292.8	300.5	(5.6)	0.8	(2.9)
Balance at September 30, 2017	$1,890.4	$(664.2)	$1,226.2	$1,240.1	$(15.0)	$(0.3)	$1.4

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at June 30, 2016	$1,477.0	$(519.2)	$957.8	$970.1	$(8.8)	$(1.1)	$(2.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	146.8	(51.4)	95.4	95.4	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	0	0	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.4	(0.1)	0.3	0	0	0.3	0
Loss attributable to noncontrolling interest (NCI)	1.8	(0.6)	1.2	0	0	0	1.2
Total other comprehensive income (loss) before reclassifications	149.0	(52.1)	96.9	95.4	0	0.3	1.2
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(26.8)	9.4	(17.4)	(17.4)	0	0	0
Net realized gains (losses) on securities	39.6	(13.9)	25.7	25.7	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	13.3	(4.7)	8.6	8.3	0.3	0	0
Total other comprehensive income (loss)	135.7	(47.4)	88.3	87.1	(0.3)	0.3	1.2
Balance at September 30, 2016	$1,612.7	$(566.6)	$1,046.1	$1,057.2	$(9.1)	$(0.8)	$(1.2)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2015	$1,234.5	$(434.1)	$800.4	$809.0	$(8.2)	$(1.5)	$1.1
Other comprehensive income (loss) before reclassifications:
Investment securities	470.4	(165.2)	305.2	305.2	0	0	0
Net non-credit related OTTI losses, adjusted for valuation changes	(0.1)	0.1	0	0	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	1.0	(0.3)	0.7	0	0	0.7	0
Loss attributable to noncontrolling interest (NCI)	(3.7)	1.4	(2.3)	0	0	0	(2.3)
Total other comprehensive income (loss) before reclassifications	467.6	(164.0)	303.6	305.2	0	0.7	(2.3)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(27.0)	9.5	(17.5)	(17.5)	0	0	0
Net realized gains (losses) on securities	114.9	(40.4)	74.5	74.5	0	0	0
Interest expense	1.5	(0.6)	0.9	0	0.9	0	0
Total reclassification adjustment for amounts realized in net income	89.4	(31.5)	57.9	57.0	0.9	0	0
Total other comprehensive income (loss)	378.2	(132.5)	245.7	248.2	(0.9)	0.7	(2.3)
Balance at September 30, 2016	$1,612.7	$(566.6)	$1,046.1	$1,057.2	$(9.1)	$(0.8)	$(1.2)
In an effort to manage interest rate risk, we entered into forecasted transactions on each of Progressive’s outstanding debt issuances. Upon issuing the debt, the gains (losses) recognized on the effective cash flow hedges are recorded as unrealized gains (losses) in accumulated other comprehensive income and amortized into interest expense over the term of the related debt issuance. We expect to reclassify $1.0 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions.
For the three and nine months ended September 30, 2016, the net impairment losses recognized in earnings were revised to reflect a decrease in a reclassification adjustment rather than an increase as previously disclosed. The offset was to other comprehensive income before reclassifications-investment securities.The impacts to classification within the table are immaterial. Overall, this revision had no impact on the total other comprehensive income (loss) reported for these periods.
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
With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at September 30, 2017 or 2016, and there were no material settlements during the first nine months of 2017 or 2016. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2016 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2016 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX shareholders have the right to “put” their ARX shares to Progressive in two installments, one in early 2018 and one in early 2021, and Progressive has the ability to “call” a portion of the outstanding shares shortly thereafter. If these rights are exercised in full when available, our ownership stake in ARX capital stock will exceed 80% in 2018 and will reach 100% in 2021. See Note 15 – Redeemable Noncontrolling Interest in our 2016 Annual Report to Shareholders for a discussion of the purchase prices for shares to be purchased by Progressive pursuant to these put or call rights.
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
In addition to these minority shares, at September 30, 2017, ARX employees hold options to purchase 22,550 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the right to “put” these shares to Progressive, as described above. Until the options are exercised, the underlying obligation of approximately $32.2 million is not recorded as part of redeemable NCI.
The changes in the components of redeemable NCI during the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016, were:

(millions)	September 30, 2017	September 30, 2016	December 31, 2016
Balance, Beginning of period	$483.7	$464.9	$464.9
Net income attributable to NCI	1.9	11.3	26.2
Other comprehensive income (loss) attributable to NCI	2.9	2.3	(3.2)
Exercise of employee stock options	3.4	0	0
Change in redemption value of NCI	6.3	(6.0)	(4.2)
Balance, End of period	$498.2	$472.5	$483.7
Note 13 Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill increased $3.3 million as a result of the acquisition of a small excess and surplus lines insurance company during the second quarter 2017, which will provide us flexibility in our Commercial Lines business going forward. Goodwill recorded at September 30, 2017, was $452.7 million. No accumulated goodwill impairment losses exist.

Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of September 30, 2017 and 2016, and December 31, 2016:

(millions)	September 30, 2017	September 30, 2016	December 31, 2016
Intangible assets subject to amortization	$372.2	$435.9	$420.4
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$384.6	$448.3	$432.8
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	September 30, 2017			September 30, 2016			December 31, 2016
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$91.5	$164.7	$256.2	$55.0	$201.2	$256.2	$64.1	$192.1
Agency relationships	159.2	28.4	130.8	159.2	17.1	142.1	159.2	19.9	139.3
Software rights	79.1	26.8	52.3	79.1	16.1	63.0	79.1	18.8	60.3
Trade name	34.8	10.4	24.4	34.8	5.2	29.6	34.8	6.1	28.7
Total	$529.3	$157.1	$372.2	$529.3	$93.4	$435.9	$529.3	$108.9	$420.4

Amortization expense was $17.2 million and $48.2 million for the three and nine months ended September 30, 2017, respectively, compared to $15.5 million and $46.6 million during the same period last year.
During the third quarter 2017, we revised our estimate of the economic useful life of our trade name intangible asset from an original life of 10 years to a remaining life of 2 years. The decrease in the useful life represents the estimated length of time that it is expected to take to transition the branding of our Property business from the ASI trade name to “Progressive Home.” As of September 30, 2017, the remaining average life of all of our intangible assets is 5.2 years.
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
Adopted
On January 1, 2017, we adopted the ASU to simplify the accounting for employee share-based payment transactions. There were several provisions that could be adopted under this ASU. We did not elect to make any changes to our method of recording forfeitures and are continuing to withhold taxes at the minimum statutory tax rate. We did elect, on a retrospective basis, to disclose the payment of cash to a taxing authority for which we withheld shares for this purpose as a financing activity. Lastly, during the first nine months of 2017, we recognized $23.1 million of excess tax benefits as an income tax benefit in our consolidated statements of comprehensive income; this provision was adopted on a prospective basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized growth in both premiums and policies in force in the third quarter 2017, compared to the same period last year. During the third quarter 2017, companywide net premiums written and earned increased 18% and 14%, respectively, and policies in force grew 9%. Pretax income was down 3% on a quarter-over-prior-year quarter basis with underwriting income down 13% and investment income up 20%. During the third quarter 2017, we incurred significant catastrophe losses, primarily from Hurricanes Harvey and Irma. For the third quarter 2017, catastrophe losses, net of reinsurance, were $431.1 million, or 6.6 points on the companywide combined ratio, compared to $158.7 million, or 2.8 points, in the same period last year. The increase in investment income primarily reflects an increase in average assets. Even though pretax income decreased, net income attributable to Progressive increased 13% for the third quarter compared to last year, reflecting primarily the excess tax benefit we recognized in the third quarter 2017 on our employee share-based transactions as a result of a new accounting standard adopted in 2017; previously this benefit was booked directly to paid-in capital instead of the tax provision. During the third quarter 2017, our total capital (debt plus shareholders’ equity) increased $227 million, to $12.6 billion.
A. Insurance Operations
Our Personal Lines and Commercial Lines operating segments were profitable during the third quarter 2017, while our Property operating segment generated an underwriting loss during the quarter. Our Personal Lines underwriting margin was 3.6% and Commercial Lines was 6.0%. During the third quarter 2017, in addition to the normal seasonality, the special lines products were significantly affected by the hurricanes. As a result, the special lines products unfavorably impacted our total Personal Lines combined ratio by 2.7 points for the third quarter 2017. Our Property business combined ratio was 127.0 for the quarter. On a net basis (i.e., after reinsurance), our Property business incurred catastrophe losses during the third quarter 2017 of $96.9 million, or 38.0 points on their combined ratio.
During the third quarter 2017, our Personal Lines, Commercial Lines, and Property segments each contributed to our premium growth and each had solid increases in policies in force.
During the quarter, total new personal auto applications (i.e., issued policies) increased 25% on a quarter-over-prior-year quarter basis, with both our Agency and Direct auto businesses increasing 25%. The personal auto businesses continued to benefit from our advertising campaigns, competitive product offerings, and position in the marketplace. We continued to generate strong new business application growth in our “Robinsons” (bundled home and auto) customers through our Platinum agents and, in our Direct business, through our in-house agency as well as through HomeQuote Explorer, our online quoting platform for home insurance. New applications for our special lines products were up 4% during the third quarter 2017, compared to the same period last year. During the third quarter 2017, we completed the roll out, to our currently eligible states (41 states and the District of Columbia), of our new Snapshot® mobile app that we introduced in late 2016. The introduction of the mobile app, which is in addition to the plug-in device, is increasing consumer adoption of Snapshot.
For the Commercial Lines business, new applications increased 5% on a quarter-over-prior-year quarter basis during the third quarter 2017. During the quarter, we experienced substantial improvement over the first half of 2017. During the second half of 2016, we imposed underwriting restrictions, which we began to lift at the end of the first quarter of 2017. For the first nine months of 2017, Commercial Lines new applications decreased 6%, compared to the same period in 2016.
The Property business had a 46% increase in new applications for the third quarter 2017, compared to the same period last year. The growth is largely attributable to state expansion that occurred throughout 2016 and 2017 in business written by both ARX and Progressive (i.e., renters business), more competitive product offerings, as well as growth in the Platinum agency offerings.
During the quarter, on a quarter-over-prior-year quarter basis, our written premium per policy for our personal auto businesses increased 5%, primarily reflecting the rate increases taken during the last 12 months. Written premium per policy increased 4% for our special lines products and increased 13% for our Commercial Lines business. The Commercial Lines increase reflects rate actions taken in late 2016 and early 2017. The written premium per policy for our Property business decreased 1%, reflecting an increase in the renters business, which has lower premiums per policy.
We ended the third quarter 2017 with 11.4 million auto policies in force, with both Agent and Direct auto growing 11% over the the same period last year. Our special lines products policies in force grew 2% over the end of the third quarter last year and Commercial Lines grew 4%. On a year-over-year basis, total Personal Lines increased policies in force by about 1.2 million policies and Commercial Lines increased policies by nearly 26,000. Our Property segment reported nearly 1.4 million policies in force, a 16% increase over the end of the third quarter last year.
To further grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and we continue to focus on having a very competitive and preferred product available and, through our service philosophy, to make sure to give our customers a reason to stay. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention in our vehicle businesses. Our trailing 12-month total auto policy life expectancy increased 5% over last year with strength across both the Agent and Direct auto businesses.
B. Investments

The fair value of our investment portfolio was $27.0 billion at September 30, 2017. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2017, 17% of our portfolio was allocated to Group I securities and 83% to Group II securities, compared to 18% and 82%, respectively, at December 31, 2016.
Our recurring investment income generated a pretax book yield of 2.3% for the third quarter 2017, compared to 2.2% for the same period in 2016. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.1% for the third quarter 2017, compared to 1.3% for the same period in 2016. Our fixed-income and common stock portfolios had FTE total returns of 0.7% and 4.3%, respectively, for the third quarter 2017, compared to 0.9% and 4.1% last year.
At September 30, 2017, the fixed-income portfolio had a weighted average credit quality of A+ and a duration of 2.2 years, which was unchanged from December 31, 2016. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates.
II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $3.2 billion and $2.3 billion for the first nine months of 2017 and 2016, respectively. We continue to hold a sufficient amount of short-term and U.S. Treasury securities to provide ample liquidity to pay claims, including claims from Hurricanes Harvey and Irma, without disrupting our portfolio allocation or investment strategies.
Our total capital (debt plus shareholders’ equity) was $12.6 billion, at book value, at September 30, 2017, compared to $11.2 billion at September 30, 2016 and $11.1 billion at December 31, 2016. Our interest expense increased 6% on quarter-over-prior-year quarter basis, primarily from the following debt transactions. We issued $850 million of 4.125% Senior Notes due 2047 in April 2017, and $500 million of 2.45% Senior Notes due 2027 in August 2016. In June 2017, we redeemed our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures, at par, in the aggregate principal amount of $563.7 million. During the third quarter 2017, ARX redeemed their junior subordinated notes and senior notes in aggregate principal amount of $65.2 million. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 26.3% at September 30, 2017, 28.0% at September 30, 2016, and 28.3% at December 31, 2016.
As part of the stockholders’ agreement related to the ARX Holding Corp. acquisition, Progressive has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. In addition, the minority ARX shareholders have the right to “put” their ARX shares to Progressive, at various times and in varying amounts, prior to that date. The estimated cost to acquire the additional ARX shares is represented by the redeemable noncontrolling interest reflected on our consolidated balance sheets (see Note 12 – Redeemable Noncontrolling Interest).
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

During the first nine months of 2017 and at all times during 2016, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2016.
Our available capital allowed us to take actions to deploy underleveraged capital, including:

•
Repurchases of our common shares. In accordance with our financial policies, we will repurchase our common shares when it is prudent to do so. As of September 30, 2017, we had 24.2 million shares remaining under our 2017 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share amounts)	2017	2016	2017	2016
Total number of shares purchased	0.8	1.6	1.5	5.2
Total cost	$38.0	$51.5	$62.1	$163.6
Average price paid per share	$45.77	$31.70	$41.57	$31.58

•
Dividends. As part of our capital management activities, in February 2017 and 2016, we paid annual variable dividends of $0.6808 per share and $0.8882 per share, respectively, which were each declared in December of the prior year.

We have an outstanding line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2018, the expiration date of the line of credit. Prepayments are permitted without penalty. All advances under the line of credit are subject to PNC’s discretion.

Short-Term Borrowings
We did not engage in short-term borrowings, including any borrowings under our discretionary line of credit, to fund our operations or for liquidity purposes during the nine months ended September 30, 2017 or at any point in 2016. As discussed above, our insurance operations create liquidity by collecting and investing insurance premiums in advance of paying claims. Information concerning our insurance operations can be found below under Results of Operations – Underwriting, and details about our investment portfolio can be found below under Results of Operations – Investments.
We did not enter into any repurchase commitment transactions during the first nine months of 2017 or 2016, and we had no open repurchase commitments at September 30, 2017 or 2016, or December 31, 2016.
B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2017, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, other than the debt transactions described above.
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

Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs) and represented about 84% and 85% of our total net premiums written in the third quarter and first nine months of 2017, respectively, compared to 85% and 84% for the same periods last year. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia.

Personal auto represented 93% and 92% of our total Personal Lines net premiums written in the third quarter and first nine months of 2017, respectively, compared to 92% and 91% for the same periods last year. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products, which are written for 12-month terms.

Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. Our Commercial Lines business represented 12% and 11% of our total net premiums written in the third quarter and first nine months of 2017, respectively, compared to 11% and 12% for the same periods last year. We write Commercial Lines business in all 50 states and the majority of our policies are written for 12-month terms.

Our Property business writes residential property insurance (e.g., single family homes, condominium unit owners, rental coverage) for homeowners, other property owners, and renters. Our Property business represented 4% of our total net premiums written in both the third quarter and first nine months of 2017, and during the same periods last year. Our Property business primarily consists of the operations of the ARX organization. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” ASI, principally in the Agency channel, writes residential property in 40 states and the District of Columbia and flood insurance in 43 states and the District of Columbia. Progressive also writes renters insurance in 40 states and the District of Columbia. Florida and Texas represented nearly half of the year-to-date premium volume in the Property business. Property policies are generally written on a 12-month term.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$69.5	2.4%	$98.6	4.0%	$524.7	6.4%	$354.5	4.9%
Direct	128.7	4.7	84.4	3.5	466.7	5.9	237.5	3.4
Total Personal Lines	198.2	3.6	183.0	3.8	991.4	6.1	592.0	4.2
Commercial Lines	42.8	6.0	4.4	0.7	166.4	8.2	96.7	5.5
Property[1]	(69.0)	(27.0)	10.4	4.6	(57.5)	(8.0)	(27.7)	(4.3)
Other indemnity[2]	0	NM	(0.8)	NM	(0.3)	NM	(1.6)	NM
Total underwriting operations	$172.0	2.6%	$197.0	3.4%	$1,100.0	5.8%	$659.4	4.0%
1 For the three and nine months ended September 30, 2017, amounts include $17.2 million and $48.2 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $15.5 million and $46.6 million for the respective periods last year. The increase in amortization expense reflects a change in the economic useful life life of the trade name intangible asset; see Note 13 – Goodwill and Intangible Assets for further discussion.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.

Our underwriting profit for the third quarter 2017 was adversely impacted by significant catastrophe losses, primarily from Hurricanes Harvey and Irma. Even after adjustments for amortization expense, Property operated at a loss for the quarter. Our underwriting profit for the nine months ended September 30, 2017 was favorably impacted by lower than anticipated frequency throughout the year, compared to last year, as well as higher earned premium per policy on both our personal and commercial auto products, on a year-over-year basis, reflecting rate increases taken during 2016 and into 2017. This favorable benefit was offset somewhat by the catastrophe losses during the year. For the current nine month period, our aggregate underwriting profit met our 4% or better profitability goal, despite the fact that Property operated at a loss for the period.
Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Underwriting Performance[1]	2017	2016	Change		2017	2016	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	78.3	76.4	1.9	pts.	74.1	75.5	(1.4	) pts.
Underwriting expense ratio	19.3	19.6	(0.3	) pts.	19.5	19.6	(0.1	) pts.
Combined ratio	97.6	96.0	1.6	pts.	93.6	95.1	(1.5	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	75.7	78.1	(2.4	) pts.	74.4	77.0	(2.6	) pts.
Underwriting expense ratio	19.6	18.4	1.2	pts.	19.7	19.6	0.1	pts.
Combined ratio	95.3	96.5	(1.2	) pts.	94.1	96.6	(2.5	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	76.9	77.2	(0.3	) pts.	74.3	76.2	(1.9	) pts.
Underwriting expense ratio	19.5	19.0	0.5	pts.	19.6	19.6	0	pts.
Combined ratio	96.4	96.2	0.2	pts.	93.9	95.8	(1.9	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	72.2	78.2	(6.0	) pts.	69.8	72.4	(2.6	) pts.
Underwriting expense ratio	21.8	21.1	0.7	pts.	22.0	22.1	(0.1	) pts.
Combined ratio	94.0	99.3	(5.3	) pts.	91.8	94.5	(2.7	) pts.
Property
Loss & loss adjustment expense ratio	95.0	63.8	31.2	pts.	73.4	70.7	2.7	pts.
Underwriting expense ratio[2]	32.0	31.6	0.4	pts.	34.6	33.6	1.0	pts.
Combined ratio[2]	127.0	95.4	31.6	pts.	108.0	104.3	3.7	pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	77.2	76.9	0.3	pts.	73.8	75.6	(1.8	) pts.
Underwriting expense ratio	20.2	19.7	0.5	pts.	20.4	20.4	0	pts.
Combined ratio	97.4	96.6	0.8	pts.	94.2	96.0	(1.8	) pts.
Accident year loss & loss adjustment expense ratio[4]	77.7	77.8	(0.1	) pts.	73.6	75.7	(2.1	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Underwriting expense and combined ratios include amortization expense predominately associated with the acquisition of a controlling interest in ARX of 6.7 points for both the three and nine months ended September 30, 2017 and 6.8 points and 7.3 points for the three and nine months ended September 30, 2016, respectively. In addition, for the nine months ended September 30, 2016, results include 0.7 points of expense related to a loss on an exchange transaction. Excluding the amortization expense, for the three months ended September 30, 2017 and 2016, the Property business would have reported an expense ratio of 25.3 and 24.8, respectively, and combined ratios of 120.3 and 88.6, respectively. For the nine months ended September 30, 2017 and 2016, excluding the amortization expense and the loss on the exchange, the expense ratio would have been 27.9 and 25.6, respectively, and the combined ratio would have been 101.3 and 96.3, respectively.
3 Combined ratios for the other indemnity businesses are not presented separately due to the low level of premiums earned by, and the variability of loss costs in, such businesses. These businesses generated no underwriting profit or loss for the three months ended September 30, 2017, compared to an underwriting loss of $0.8 million for the same period in 2016. For the nine months ended September 30, 2017 and 2016, the other indemnity businesses generated an underwriting loss of $0.3 million and $1.6 million, respectively.
4 The accident year ratios include only the losses that occurred during the period noted. As a result, accident period results will change over time, either favorably or unfavorably, as we revise our estimates of loss costs when payments are made or reserves for that accident period are reviewed.

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2017	2016	2017	2016
Change in net loss and LAE reserves	$616.1	$320.9	$1,161.6	$806.0
Paid losses and LAE	4,434.4	4,077.3	12,767.2	11,748.6
Total incurred losses and LAE	$5,050.5	$4,398.2	$13,928.8	$12,554.6
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
Our total loss and LAE ratio increased 0.3 points for the third quarter 2017, compared to the third quarter 2016. The increase in catastrophe losses on a quarter-over-prior-year quarter basis were partially offset by lower auto frequency. For the first nine months, the loss and LAE ratio decreased 1.8 points, compared to the same period in 2016, primarily due to lower auto frequency.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017		2016		2017		2016
Vehicle businesses	$334.2		$124.9		$557.6		$330.4
Property business, net of reinsurance (excluding ASL)	81.2		33.8		306.3		147.2
Reinsurance (recoverable)/reversal on ASL[1]	15.7		—		(86.2)		—
Property business, net	96.9		33.8		220.1		147.2
Total net catastrophe losses incurred	$431.1		$158.7		$777.7		$477.6
Increase to combined ratio	6.6	pts.	2.8	pts.	4.1	pts.	2.9	pts.
1 Represents the reinsurance recoverable recorded, or the change in the reinsurance recoverable, on the losses under our aggregate stop-loss agreement (ASL); including LAE costs, the balance in our reinsurance recoverable on the ASL at September 30, 2017, was $95.5 million, a decrease of $17.4 million during the third quarter 2017.
The catastrophe losses in the third quarter 2017 were primarily due to Hurricane Harvey in Texas and Hurricane Irma, primarily in Florida. In our Property business, we maintain catastrophe reinsurance, which limited our losses from Hurricane Irma to $50 million. On a gross basis, including losses and LAE, the Property business had losses from Hurricane Irma of $330.0 million.
As shown in the table above, during the third quarter 2017, we recorded a partial reversal of our reinsurance recoverable on our losses under our aggregate stop-loss agreement in our Property business for the three months ended September 30, 2017. This agreement, which became effective on January 1, 2017, covers all current accident year losses, except those from named storms and liability claims, and a portion of the LAE associated with those losses and provides $200 million of coverage if ASI’s applicable loss and LAE ratio for the full year exceeds 63%. The current $95.5 million recoverable is based on our year-to-date results through September 30, 2017. To the extent our year-to-date loss and LAE ratio falls below 63%, we would reverse a portion of the reinsurance recoverable, which would result in the reported catastrophe losses on our Property business being greater than the actual amount of incurred losses in applicable periods. As a result, due to the structure of the agreement, the amount of the reinsurance recoverable will fluctuate from period-to-period until the end of 2017, when full year results are known.
At September 30, 2017, the balance in reinsurance recoverables, including recoverables on both paid and unpaid losses, was $2.7 billion, an increase of about $800 million when compared to both September 30, 2016 and December 31, 2016. As of the end of the third quarter 2017, our Property business had $280.0 million of recoverables under our catastrophe reinsurance programs, due to losses incurred from Hurricane Irma, and $95.5 million under the aggregate stop-loss agreement, as discussed above; we did not have any recoverables from these reinsurance programs in 2016. In addition, at September 30, 2017, the Property business had $344.2 million from the National Flood Insurance Program (NFIP) for losses primarily related to Hurricanes Harvey and Irma, which is an increase of $115.2 million from September 30, 2016 and $265.7 million from

December 31, 2016. The remainder of the reinsurance recoverables is primarily attributable to the state-provided reinsurance facilities (e.g., Michigan Catastrophic Claims Association). See Note 7 – Reinsurance in our 2016 Annual Report to Shareholders for a further discussion of our reinsurance.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 1% and 3% for the three and nine months ended September 30, 2017, respectively, compared to the same periods last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased about 2% for the third quarter and 3% for the first nine months of 2017.

•	Auto property damage increased about 6% for both periods.

•
Personal injury protection (PIP) decreased 10% for the third quarter, partially due to the timing of adjuster set reserves and unusually high severity during the third quarter of 2016. PIP severity increased about 3% year to date.

It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 5% and 4% for the three and nine months ended September 30, 2017, respectively, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	Bodily injury decreased about 3% for the third quarter and 2% for the first nine months of 2017.

•	Auto property damage decreased about 5% for the third quarter and 3% for the first nine months of 2017.

•	Collision decreased about 6% for the third quarter and 4% for the first nine months of 2017.

•	PIP decreased about 7% for the third quarter and 6% for the first nine months of 2017.

We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, greater vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposure.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2017		2016		2017		2016
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$21.9		$27.3		$92.8		$75.0
Current accident year	3.0		(19.9)		(13.4)		(22.6)
Calendar year actuarial adjustment	$24.9		$7.4		$79.4		$52.4
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$21.9		$27.3		$92.8		$75.0
All other development	9.8		25.2		(135.3)		(52.1)
Total development	$31.7		$52.5		$(42.5)		$22.9
(Increase) decrease to calendar year combined ratio	0.5	pts.	0.9	pts.	(0.2	) pts.	0.1	pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in projected frequency and severity trends, which allow them to adjust reserves to reflect current cost expectations. For our Property business, 100% of the outstanding reserves are reviewed monthly and, as such, include any development on catastrophe losses as part of the actuarial adjustments. For the vehicle businesses, only a subset of our reserves is reviewed monthly as part of the actuarial adjustment process. Catastrophe losses for the vehicle businesses would be reflected in the all other development, discussed below, to the extent they related to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until the losses are fully developed. As reflected in the table above, we experienced favorable development during the third quarter of 2017 and 2016, and the first nine months of 2016. We experienced unfavorable development in the first nine months of 2017. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident year development.

We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.
Underwriting Expenses
Progressive’s underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was 0.5 points higher for the third quarter of 2017 and flat for the first nine months of 2017, compared to the same periods last year. Our advertising spend on a quarter-over-prior-year quarter basis increased significantly, reflecting the reduction of our advertising in the third quarter 2016 as part of our cost-cutting actions initiated last year to help meet our profitability goal. For both the three and nine months ended September 30, 2017, other than our advertising, our underwriting expenses are growing at a slower rate than net premiums earned, due in part to an increase in earned premium per policy as a result of rate increases taken over the last 12 months.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2017	2016	% Growth	2017	2016	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$3,028.8	$2,590.3	17%	$8,765.9	$7,628.4	15%
Direct	2,987.2	2,545.8	17	8,461.5	7,401.6	14
Total Personal Lines	6,016.0	5,136.1	17	17,227.4	15,030.0	15
Commercial Lines	825.7	669.9	23	2,343.7	2,055.5	14
Property[1]	300.7	243.0	24	808.4	716.5	13
Total underwriting operations	$7,142.4	$6,049.0	18%	$20,379.5	$17,802.0	14%
NET PREMIUMS EARNED
Personal Lines
Agency	$2,840.0	$2,474.3	15%	$8,224.0	$7,245.5	14%
Direct	2,734.8	2,391.2	14	7,908.5	6,946.7	14
Total Personal Lines	5,574.8	4,865.5	15	16,132.5	14,192.2	14
Commercial Lines	714.0	630.2	13	2,031.2	1,772.4	15
Property	255.2	227.7	12	720.3	638.0	13
Total underwriting operations	$6,544.0	$5,723.4	14%	$18,884.0	$16,602.6	14%
[1]Adjusting for the termination of a 10% quota share reinsurance contract in June 2016, net premiums written growth would have been 25% for the nine months ended September 30, 2017, compared to the same period last year.

				September 30,
(thousands)				2017	2016	% Growth
POLICIES IN FORCE
Agency auto				5,515.3	4,980.1	11%
Direct auto				5,889.6	5,324.0	11
Total auto				11,404.9	10,304.1	11
Special lines[1]				4,396.1	4,291.1	2
Personal Lines - total				15,801.0	14,595.2	8%
Commercial Lines				638.6	612.7	4%
Property				1,375.6	1,184.7	16%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.

At September 30, 2017, we had approximately 1.4 million more policies in force than in the comparable period last year. The increase reflects both an increase in new applications and lengthening retention.

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

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
APPLICATIONS
New	20%	9%	11%	13%
Renewal	7%	5%	7%	4%
WRITTEN PREMIUM PER POLICY - AUTO	5%	5%	6%	4%
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	10%	7%
Trailing 12-months	5%	6%
Renewal ratio	(0.1)%	0.1%

In our Personal Lines business, the increase in both new and renewal applications primarily reflected increases in our personal auto products. In the auto businesses, the increase in new applications was primarily attributed to our competitive product offerings and position in the marketplace, which, in part, reflects our increase in advertising spend during 2017. Rate increases taken in our auto businesses during 2016 and into 2017 contributed to the increase we experienced in written premium per policy. For both the third quarter and the nine months ended September 30, 2017, written premium per policy increased about 4% for new auto business and 6% for renewal auto business, compared to the same periods last year.

We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
Auto: new applications	25%	16%	19%	17%
renewal applications	8%	1%	7%	0%
written premium per policy	5%	5%	6%	5%
Auto retention measures:
policy life expectancy - trailing 3-months	10%	10%
trailing 12-months	6%	7%
renewal ratio	(0.1)%	0.2%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased on a year-over-year basis during the third quarter 2017, primarily reflecting our competitiveness in the marketplace as a result of many of our competitors taking higher rate increases than we have during the year. During the third quarter 2017, we continued to experience new business application growth and strong policy in force growth in our bundled home and auto product (i.e., Robinsons), primarily driven by our Platinum agents. During the year, we generated new Agency auto application growth in 37 states, including eight of our top 10 largest Agency states.
Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 15% for the third quarter and 8% for the nine months ended September 30, 2017, compared to last year. Written premium per policy for new and renewal Agency auto business increased 4% and 6%, respectively, for both the third quarter and the first nine months of 2017, as compared to the same periods last year, primarily reflecting rate increases taken during 2016 and 2017.

The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
Auto: new applications	25%	4%	10%	13%
renewal applications	9%	9%	9%	9%
written premium per policy	5%	5%	5%	4%
Auto retention measures:
policy life expectancy - trailing 3-months	8%	5%
trailing 12-months	2%	6%
renewal ratio	(0.1)%	(0.1)%

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New and renewal applications increased during the third quarter and the nine months ended September 30, 2017, compared to last year, primarily reflecting our competitiveness in the marketplace and an increase in advertising spend on a year-over-year basis, primarily in the third quarter. We reduced advertising spend in the second half of 2016 to help meet our profitability goal. During the current year, we generated new Direct auto application growth in 38 states, including nine of our top 10 largest Direct states.
Our Direct auto rate of conversion increased about 4% for the third quarter and the nine months ended September 30, 2017, compared to last year. Written premium per policy for new and renewal Direct auto business increased 3% and 5%, respectively, for the third quarter 2017, and 4% and 6% for the first nine months, as compared to the same periods last year, primarily reflecting rate increases taken during the last 12 months.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2017	2016	2017	2016
New applications	5%	8%	(6)%	17%
Renewal applications	8%	8%	9%	6%
Written premium per policy	13%	12%	10%	12%
Policy life expectancy - trailing 12-months	(3)%	7%
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines experienced positive year-over-year new application growth in the third quarter of 2017. This change was driven by the lifting of underwriting restrictions beginning at the end of the first quarter of 2017. These restrictions were imposed during the second half of 2016 to address business markets not meeting profitability targets. In addition to the underwriting restrictions, we increased rates during the second half of 2016 and into 2017, which contributed to the increase in our written premium per policy during the quarter and the year.
The strong new business application growth we generated in 2016 led to solid growth in renewal applications during the third quarter and first nine months of 2017. These applications primarily consisted of 12-month policies that have started to renew in 2017.

F. Property

	Growth Over Prior Year
	Quarter		Year-to-date[1]
	2017	2016	2017
New applications	46%	19%	38%
Renewal applications	11%	8%	17%
Written premium per policy	(1)%	(7)%	(5)%
1 We are not reporting results for 2016 since the year-over-year results are not comparable to the same period in 2015 due to the fact that we only began reporting our Property business as a segment on April 1, 2015, and, therefore, the nine months ended September 30, 2015 only includes six months of results.
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
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At September 30, 2017 and 2016, and December 31, 2016, we reported net deferred tax liabilities. At September 30, 2017 and 2016, we had net current income taxes receivable of $12.1 million and $6.2 million, respectively, which were reported as part of “other assets.” At December 31, 2016, we had current income taxes payable of $41.2 million, which are reported as part of “other liabilities.”
In January 2017, we adopted a new accounting standard, which requires us to book the excess tax benefits related to employee share-based transactions directly as a benefit to the tax provision instead of to paid-in capital as previously required. As a result of this change, we will experience more volatility in our effective tax rates, especially in the quarters where we typically have applicable employee share-based transactions, which historically have been in the first and third quarters. The effective tax rates for the three and nine months ended September 30, 2017, were 14.6% and 29.7%, respectively, compared to 20.5% and 29.4% for the same periods in 2016.
There were no material changes in our uncertain tax positions during the nine months ended September 30, 2017.

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

Our investment portfolio produced an FTE total return of 1.1% for the three months ended September 30, 2017, compared to 1.3% for the same period in 2016. Our fixed-income and common stock portfolios had FTE total returns of 0.7% and 4.3%, respectively, for the three months ended September 30, 2017, and 0.9% and 4.1%, for the same period in 2016. During the third quarter of 2017, the U.S. treasury yield curve flattened, pushing short rates up and longer rates a little lower, while credit spread compression generated the majority of the increase in the valuation of our securities. Additionally, the higher yields on short-term securities also added to our returns for the quarter. Strong returns in common stocks during the first nine months of 2017, compared to the first nine months of 2016, provided the increase in our total portfolio return for the year.

The following summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2017	2016	2017	2016
Pretax recurring investment book yield (annualized)	2.3%	2.2%	2.3%	2.3%
Weighted average FTE book yield (annualized)	2.5%	2.5%	2.6%	2.6%
FTE total return:
Fixed-income securities	0.7%	0.9%	2.8%	3.3%
Common stocks	4.3%	4.1%	14.6%	8.4%
Total portfolio	1.1%	1.3%	4.2%	4.0%

A further break-down of our FTE total returns for our portfolio, including any net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2017	2016	2017	2016
Fixed-income securities:
U.S. Treasury Notes	0.3%	0%	1.7%	0.5%
Municipal bonds	1.3%	0.3%	4.7%	3.8%
Corporate bonds	0.8%	1.0%	2.8%	5.7%
Commercial mortgage-backed securities	0.6%	1.1%	3.4%	4.9%
Collateralized mortgage obligations	1.0%	0.8%	3.4%	2.2%
Other asset-backed securities and home-equity bonds	0.6%	1.0%	2.0%	2.3%
Agency residential pass-through obligations	0.9%	0.4%	2.2%	3.5%
Agency debt	0.2%	0.1%	1.3%	0.1%
Preferred stocks	1.5%	5.6%	11.2%	10.0%
Common stock portfolios:
Indexed	4.6%	4.2%	15.0%	8.1%
Actively managed	0.2%	3.4%	7.7%	13.6%

B. Portfolio Allocation
The composition of the investment portfolio at September 30, 2017 and 2016, and December 31, 2016 was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2017
Fixed maturities	$18,660.0	69.1%	2.6	A+
Nonredeemable preferred stocks	813.7	3.0	3.5	BBB-
Short-term investments	4,311.5	16.0	0.1	AA
Total fixed-income securities	23,785.2	88.1	2.2	A+
Common equities	3,209.5	11.9	na	na
Total portfolio[2,3]	$26,994.7	100.0%	2.2	A+
September 30, 2016
Fixed maturities	$13,916.9	59.2%	2.4	A
Nonredeemable preferred stocks	860.1	3.6	3.1	BBB-
Short-term investments	5,876.2	25.0	0.1	AA+
Total fixed-income securities	20,653.2	87.8	1.8	A+
Common equities	2,868.0	12.2	na	na
Total portfolio[2,3]	$23,521.2	100.0%	1.8	A+
December 31, 2016
Fixed maturities	$16,243.8	69.2%	2.6	A+
Nonredeemable preferred stocks	853.5	3.6	3.1	BBB-
Short-term investments	3,572.9	15.2	0.2	AA-
Total fixed-income securities	20,670.2	88.0	2.2	A+
Common equities	2,812.4	12.0	na	na
Total portfolio[2,3]	$23,482.6	100.0%	2.2	A+
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at September 30, 2017 and 2016, and December 31, 2016, we had $238.3 million, $185.3 million, and $27.8 million, respectively, included in “other liabilities.”
3The total fair value of the portfolio at September 30, 2017 and 2016, and December 31, 2016, included $1.1 billion, $1.0 billion, and $1.3 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities at September 30, 2017 and 2016, and December 31, 2016:

($ in millions)	Fair Value	% of Total Portfolio
September 30, 2017
Group I securities:
Non-investment-grade fixed maturities	$445.5	1.6%
Redeemable preferred stocks[1]	159.5	0.6
Nonredeemable preferred stocks	813.7	3.0
Common equities	3,209.5	11.9
Total Group I securities	4,628.2	17.1
Group II securities:
Other fixed maturities[2]	18,055.0	66.9
Short-term investments	4,311.5	16.0
Total Group II securities	22,366.5	82.9
Total portfolio	$26,994.7	100.0%
September 30, 2016
Group I securities:
Non-investment-grade fixed maturities	$427.1	1.8%
Redeemable preferred stocks[1]	151.6	0.7
Nonredeemable preferred stocks	860.1	3.6
Common equities	2,868.0	12.2
Total Group I securities	4,306.8	18.3
Group II securities:
Other fixed maturities[2]	13,338.2	56.7
Short-term investments	5,876.2	25.0
Total Group II securities	19,214.4	81.7
Total portfolio	$23,521.2	100.0%
December 31, 2016
Group I securities:
Non-investment-grade fixed maturities	$356.2	1.5%
Redeemable preferred stocks[1]	135.3	0.6
Nonredeemable preferred stocks	853.5	3.6
Common equities	2,812.4	12.0
Total Group I securities	4,157.4	17.7
Group II securities:
Other fixed maturities[2]	15,752.3	67.1
Short-term investments	3,572.9	15.2
Total Group II securities	19,325.2	82.3
Total portfolio	$23,482.6	100.0%
1Includes non-investment-grade redeemable preferred stocks of $81.7 million, $77.7 million, and $78.7 million at September 30, 2017 and 2016, and December 31, 2016, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $77.8 million, $73.9 million, and $56.6 million at September 30, 2017 and 2016, and December 31, 2016, respectively.
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

Unrealized Gains and Losses
As of September 30, 2017, our portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $1,911.9 million, compared to $1,630.3 million and $1,449.1 million at September 30, 2016 and December 31, 2016, respectively.
The net unrealized gains in our fixed-income portfolio decreased $150.5 million since September 30, 2016 and increased $113.7 million since December 31, 2016. The change since September 30, 2016 was affected by sales of securities with net realized gains (most notably in redeemable and nonredeemable preferred stocks of $68.9 million, residential mortgage-backed securities of $23.9 million, and corporate debt securities of $16.5 million), as well as valuation declines in our U.S. Treasury, municipal, corporate, and commercial mortgage-backed portfolios. The increase in our fixed-income portfolio since December 31, 2016 was primarily the result of a tightening in credit spreads in our non-treasury securities, partially offset by sales of securities with net realized gains in our nonredeemable preferred stock, residential mortgage-backed, and corporate portfolios. The net unrealized gains in our common stock portfolio increased $432.1 million and $349.1 million since September 30, 2016 and December 31, 2016, respectively, reflecting changes in the broad equity market over these periods, adjusting for net gains recognized on security sales.
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

The write-down activity recorded in the comprehensive income statements was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2017
Commercial mortgage-backed securities	$0.4	$0	$0.4	$0.4	$0	$0.4
Redeemable preferred stocks	0	0	0	0	0	0
Total fixed-income	0.4	0	0.4	0.4	0	0.4
Common equities	8.9	0	8.9	12.5	0	12.5
Total investment portfolio	9.3	0	9.3	12.9	0	12.9
Other assets[1]	33.7	0	33.7	44.9	0	44.9
Total write-downs	$43.0	$0	$43.0	$57.8	$0	$57.8
2016
Commercial mortgage-backed securities	$0	$0	$0	$0	$0	$0
Redeemable preferred stocks[2]	25.4	0	25.4	25.4	0	25.4
Total fixed-income	25.4	0	25.4	25.4	0	25.4
Common equities	1.4	0	1.4	1.6	0	1.6
Total investment portfolio	26.8	0	26.8	27.0	0	27.0
Other assets[1]	34.8	0	34.8	34.8	0	34.8
Total write-downs	$61.6	$0	$61.6	$61.8	$0	$61.8
1Reflects impairments of renewable energy investments under which the future pretax cash flows are expected to be less than the carrying value of the assets.
2Reflects a change in our intent to hold the securities to a recovery of their respective cost bases.
The following table stratifies the gross unrealized losses in our fixed-income and common equity portfolios at September 30, 2017, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security.

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed Income:
Unrealized loss for less than 12 months	$5,123.6	$14.6	$0	$0	$0	$0
Unrealized loss for 12 months or greater	4,232.0	40.6	2.0	0	0	0
Total	$9,355.6	$55.2	$2.0	$0	$0	$0
Common Equity:
Unrealized loss for less than 12 months	$49.3	$4.9	$1.4	$0.5	$0.5	$0
Unrealized loss for 12 months or greater	2.7	0.6	0.3	0.3	0.3	0.3
Total	$52.0	$5.5	$1.7	$0.8	$0.8	$0.3
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. The fixed-maturity securities and short-term investments, as reported on the balance sheets, were comprised of the following:

	September 30, 2017		September 30, 2016		December 31, 2016
($ in millions)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
Investment-grade fixed maturities:[1]
Short/intermediate term	$21,850.3	95.1%	$18,710.0	94.5%	$18,883.7	95.3%
Long term	139.5	0.6	118.2	0.6	49.6	0.2
Non-investment-grade fixed maturities:[1,2]
Short/intermediate term	977.0	4.3	948.3	4.8	866.8	4.4
Long term	4.7	0	16.6	0.1	16.6	0.1
Total	$22,971.5	100.0%	$19,793.1	100.0%	$19,816.7	100.0%
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
2Non-investment-grade fixed-maturity securities are non-rated or have a credit quality rating of an equivalent BB+ or lower, classified by ratings from NRSROs. The non-investment-grade securities based upon NAIC ratings and our Group I modeling were $527.2 million, $504.8 million, and $434.9 million at September 30, 2017 and 2016, and December 31, 2016, respectively.
A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 2.2 years at September 30, 2017, compared to 1.8 years at September 30, 2016 and 2.2 years at December 31, 2016, reflecting our preference for shorter duration positioning during times of low interest rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2017	September 30, 2016	December 31, 2016
1 year	22.3%	28.9%	25.9%
2 years	15.9	15.6	13.4
3 years	26.8	22.6	24.2
5 years	26.1	22.8	25.8
10 years	8.9	9.9	10.9
20 years	0	(0.1)	(0.2)
30 years	0	0.3	0
Total fixed-income portfolio	100.0%	100.0%	100.0%

The negative duration in the 20-year category at September 30, 2016 and December 31, 2016 arose from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities would reset from a fixed rate to a lower floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation would likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first nine months of 2017 and all of 2016.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2017	September 30, 2016	December 31, 2016
AAA	41.9%	37.1%	35.7%
AA	15.5	18.1	19.1
A	12.7	14.8	15.3
BBB	24.6	23.9	24.3
Non-investment grade/non-rated[1]	5.3	6.1	5.6
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.0% of the total fixed-income portfolio at September 30, 2017, compared to 3.9% at September 30, 2016 and 3.4% at December 31, 2016.

The changes in credit quality profile from September 30, 2016 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. We were within all of the constraints described above during the first nine months of 2017 and all of 2016.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first nine months of 2017 and all of 2016, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $4.8 billion, or 32%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2017 and all of 2018. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2017:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than two years	$270.6	1.3
Two to five years	3,626.1	3.5
Five to ten years	698.3	6.3
Total U.S. Treasury Notes	$4,595.0	3.8
As of September 30, 2017, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2017
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$290.9	$(0.7)	4.7%	0.9	AA
Alt-A collateralized mortgage obligations[1]	117.6	0.6	1.9	0.8	BBB-
Collateralized mortgage obligations	408.5	(0.1)	6.6	0.9	A+
Home equity (sub-prime bonds)	511.8	9.1	8.2	0.5	BBB
Residential mortgage-backed securities	920.3	9.0	14.8	0.7	A-
Agency residential pass-through obligations	35.3	(0.4)	0.6	3.4	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,636.6	2.0	42.4	2.9	A-
Commercial mortgage-backed securities: interest only	131.3	2.2	2.1	2.2	AAA-
Commercial mortgage-backed securities	2,767.9	4.2	44.5	2.9	A-
Other asset-backed securities:
Automobile	1,212.2	(0.2)	19.5	0.6	AAA-
Credit card	72.1	0	1.2	0.9	AAA
Student loan	583.7	4.8	9.4	1.2	AA-
Other[2]	622.2	(0.2)	10.0	2.4	A+
Other asset-backed securities	2,490.2	4.4	40.1	1.2	AA+
Total asset-backed securities	$6,213.7	$17.2	100.0%	1.9	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$641.5	$(2.8)	10.8%	0.7	A
Alt-A collateralized mortgage obligations[1]	191.5	(0.5)	3.2	1.4	BBB
Collateralized mortgage obligations	833.0	(3.3)	14.0	0.8	A-
Home equity (sub-prime bonds)	761.2	13.1	12.7	<0.1	BBB
Residential mortgage-backed securities	1,594.2	9.8	26.7	0.4	BBB+
Agency residential pass-through obligations	44.1	0.5	0.7	2.6	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,128.9	26.4	35.7	3.8	A-
Commercial mortgage-backed securities: interest only	149.5	2.6	2.5	2.6	AAA-
Commercial mortgage-backed securities	2,278.4	29.0	38.2	3.7	A
Other asset-backed securities:
Automobile	1,029.0	2.1	17.3	1.0	AAA-
Credit card	236.5	0	4.0	0.6	AAA
Student loan	426.3	5.3	7.2	1.1	AA-
Other[2]	353.6	0.2	5.9	1.3	AAA-
Other asset-backed securities	2,045.4	7.6	34.4	1.0	AAA-
Total asset-backed securities	$5,962.1	$46.9	100.0%	1.9	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2016
Residential mortgage-backed securities:
Prime collateralized mortgage obligations	$609.9	$(3.9)	10.0%	0.9	A
Alt-A collateralized mortgage obligations[1]	170.8	(0.4)	2.8	1.0	BBB-
Collateralized mortgage obligations	780.7	(4.3)	12.8	0.9	A-
Home equity (sub-prime bonds)	678.0	13.0	11.1	<0.1	BBB
Residential mortgage-backed securities	1,458.7	8.7	23.9	0.4	BBB+
Agency residential pass-through obligations	40.6	(0.6)	0.7	4.1	AAA
Commercial mortgage-backed securities:
Commercial mortgage-backed securities	2,115.2	(13.7)	34.6	3.7	A-
Commercial mortgage-backed securities: interest only	138.2	0.2	2.3	2.4	AAA-
Commercial mortgage-backed securities	2,253.4	(13.5)	36.9	3.7	A
Other asset-backed securities:
Automobile	1,074.9	(0.4)	17.6	0.8	AAA-
Credit card	435.3	(0.4)	7.1	0.5	AAA
Student loan	526.4	2.4	8.6	1.0	AA-
Other[2]	314.5	(1.4)	5.2	1.5	AA+
Other asset-backed securities	2,351.1	0.2	38.5	0.9	AAA-
Total asset-backed securities	$6,103.8	$(5.2)	100.0%	1.8	A+
1Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
2Includes equipment leases, manufactured housing, and other types of structured debt.

Collateralized Mortgage Obligations (CMO) The following table details the credit quality rating and fair value of our CMOs, along with the loan classification and a comparison of the fair value at September 30, 2017, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Collateralized Mortgage Obligations (at September 30, 2017)
($ in millions) Rating[1]	Non-Agency Prime	Alt-A	Government/GSE[2]	Total	% of Total
AAA	$116.9	$6.0	$61.5	$184.4	45.2%
AA	35.2	32.0	1.0	68.2	16.7
A	20.4	16.0	0	36.4	8.9
BBB	16.0	0	0	16.0	3.9
Non-investment grade	39.9	63.6	0	103.5	25.3
Total	$228.4	$117.6	$62.5	$408.5	100.0%
Increase (decrease) in value[3]	(0.1)%	0.5%	(0.7)%	0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMOs, $79.8 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $23.7 million, or 5.8% of our total CMOs, are not rated by the NAIC and are classified as Group I.
2The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).
3Excludes net holding period gains and losses on certain hybrid securities.

The majority of our CMO portfolio is composed of non-GSE/FHA/VA mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. We own the senior classes, which provide extra credit support to our position. During the third quarter 2017, we exited our agency credit risk transfer positions as, in our view, the spreads on offer did not adequately compensate for the risks.

Home-Equity Securities The following table shows the credit quality rating of our home-equity securities, along with a comparison of the fair value at September 30, 2017, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Home-Equity Securities (at September 30, 2017)
($ in millions) Rating[1]	Total	% of Total
AAA	$40.1	7.8%
AA	20.0	3.9
A	187.3	36.6
BBB	46.4	9.1
Non-investment grade	218.0	42.6
Total	$511.8	100.0%
Increase (decrease) in value	1.8%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our home-equity securities, $182.3 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $35.7 million, or 7.0% of our total home-equity securities, are not rated by the NAIC and are classified as Group I.

Our home-equity loan-backed security portfolio decreased in value during the quarter due to returns of principal. We have not been adding to this portfolio as current pricing is not offering meaningful potential returns.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBS bond and interest only (IO) portfolios:

Commercial Mortgage-Backed Securities (at September 30, 2017)[1]
($ in millions) Category	AAA	AA	A	BBB	Non-Investment Grade	Total	% of Total
Multi-borrower	$97.3	$0	$0	$0	$10.4	$107.7	3.9%
Single-borrower	379.5	416.3	600.5	846.4	286.2	2,528.9	91.4
Total CMBS bonds	476.8	416.3	600.5	846.4	296.6	2,636.6	95.3
IO	129.3	0.9	0	0	1.1	131.3	4.7
Total fair value	$606.1	$417.2	$600.5	$846.4	$297.7	$2,767.9	100.0%
% of Total fair value	21.9%	15.1%	21.7%	30.6%	10.7%	100.0%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings, $192.4 million of our non-investment-grade CMBS securities are rated investment-grade and classified as Group II and $104.2 million, or 4.0% of our total CMBS bonds, are not rated by the NAIC and are classified as Group I, and all non-investment-grade IO securities are classified as Group I.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we increased our CMBS bond portfolio by $394.0 million in cost, which increased our allocation of single-borrower CMBS from 89.6% to 91.4% and reduced our allocation of multi-borrower CMBS from 5.1% to 3.9%. At September 30, 2017, the duration was 2.9 years and the weighted average credit quality was A-, compared to 3.6 years and A-, respectively, at June 30, 2017.

With the exception of $128.2 million in Freddie Mac senior multi-family IOs, we have no multi-borrower deal IOs originated after 2006.

MUNICIPAL SECURITIES
Included in the fixed-income portfolio at September 30, 2017 and 2016, and December 31, 2016, were $2,364.2 million, $2,566.0 million, and $2,502.6 million, respectively, of state and local government obligations. These securities had a duration of 2.9 years at September 30, 2017, compared to 3.1 years at September 30, 2016 and 3.0 years at December 31, 2016; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had net unrealized gains of $31.9 million at September 30, 2017, compared to net unrealized gains of $57.1 million at September 30, 2016 and net unrealized losses of $6.9 million at December 31, 2016.

The following table details the credit quality rating of our municipal securities at September 30, 2017, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2017)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$269.4	$528.7	$798.1
AA	370.8	845.4	1,216.2
A	2.1	306.3	308.4
BBB	38.7	2.8	41.5
Total	$681.0	$1,683.2	$2,364.2

Included in revenue bonds were $934.8 million of single family housing revenue bonds issued by state housing finance agencies, of which $660.3 million were supported by individual mortgages held by the state housing finance agencies and $274.5 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.
CORPORATE SECURITIES
Included in our fixed-income securities at September 30, 2017 and 2016, and December 31, 2016, were $5,225.6 million, $4,403.3 million, and $4,550.9 million, respectively, of corporate securities. These securities had a duration of 2.5 years at September 30, 2017, compared to 3.2 years at September 30, 2016 and 2.7 years at December 31, 2016, and a weighted average credit quality rating of BBB at September 30, 2017 and 2016, and December 31, 2016. These securities had net unrealized gains of $28.5 million and $75.1 million at September 30, 2017 and 2016, respectively, and net unrealized losses of $7.0 million at December 31, 2016.

Our allocation to corporate bonds increased during the third quarter of 2017 as we were able to find some attractive opportunities in certain new issues in the high-grade bond market, especially in the communications sector.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at September 30, 2017)
(millions) Sector	AAA	AA	A	BBB	Non-Investment Grade/Non-Rated	Total
Consumer	$0	$0	$327.9	$1,814.2	$67.5	$2,209.6
Industrial	0	0	143.9	908.9	67.1	1,119.9
Communications	0	0	48.5	434.7	55.9	539.1
Financial Services	64.4	75.3	319.0	316.8	38.0	813.5
Agency	0.5	1.2	0	0	0	1.7
Technology	0.1	0.1	5.2	183.0	1.0	189.4
Basic Materials	0	0	31.8	106.9	9.6	148.3
Energy	0	33.1	43.1	125.9	2.0	204.1
Total	$65.0	$109.7	$919.4	$3,890.4	$241.1	$5,225.6
At September 30, 2017, we held $972.2 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. ($189.8 million) and other European countries ($782.4 million), primarily in the consumer, financial, and communications industries. We had no direct exposure to southern European-domiciled companies at September 30, 2017.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2017, we held $237.3 million in redeemable preferred stocks and $813.7 million in nonredeemable preferred stocks, compared to $225.5 million and $860.1 million, respectively, at September 30, 2016, and $191.9 million and $853.5 million at December 31, 2016.
Our preferred stock portfolio had net unrealized gains of $127.5 million, $150.7 million, and $122.4 million, at September 30, 2017 and 2016, and December 31, 2016, respectively.

Our preferred stock securities continued to produce strong returns in the third quarter of 2017 due to a combination of solid dividend yields and a small increase in price. Although we continue to view preferred stocks as a relatively attractive sector, the increase in prices this year has diminished the attractiveness somewhat. We were able to find a few opportunities to add to the portfolio this quarter, but we are being very selective in this environment.

Approximately 70% of our preferred stock securities are fixed-rate securities, and 30% are floating-rate securities. All of our preferred securities have call or mandatory redemption features. All of our fixed-rate securities will convert to floating-rate dividend payments if not called at their initial call date, providing some interest rate protection against extension risk in the event the issuer elects not to call such securities at their initial call date.

Our preferred stock portfolio had a duration of 2.9 years at September 30, 2017, compared to 2.2 years at September 30, 2016, and 2.4 years at December 31, 2016. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The weighted average credit quality rating was BBB- at September 30, 2017, September 30, 2016, and December 31, 2016. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.
The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at September 30, 2017)
(millions) Sector	A	BBB	Non-Investment Grade/Non-Rated	Total
Financial Services
U.S. banks	$48.3	$329.0	$236.0	$613.3
Insurance holdings	0	63.5	41.8	105.3
Other financial institutions	59.8	57.1	37.0	153.9
Total financial services	108.1	449.6	314.8	872.5
Industrials	0	101.7	44.9	146.6
Utilities	0	31.9	0	31.9
Total	$108.1	$583.2	$359.7	$1,051.0
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2017, all of our preferred securities continued to pay their dividends in full and on time. Approximately 81% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At September 30, 2017, we held $77.4 million of U.S. dollar-denominated redeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in foreign countries. We had no direct exposure to U.K. or southern European-domiciled companies at September 30, 2017.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2017		September 30, 2016		December 31, 2016
Indexed common stocks	$3,061.9	95.4%	$2,736.9	95.4%	$2,676.2	95.1%
Managed common stocks	147.3	4.5	130.7	4.5	135.8	4.8
Total common stocks	3,209.2	99.9	2,867.6	99.9	2,812.0	99.9
Other risk investments	0.3	0.1	0.4	0.1	0.4	0.1
Total common equities	$3,209.5	100.0%	$2,868.0	100.0%	$2,812.4	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 858 out of 981, or 87%, of the common stocks comprising the Russell 1000 Index at September 30, 2017, which made up 94% of the total market capitalization of the index.
The actively managed common stock portfolio is currently managed by one external investment manager. At September 30, 2017, the fair value of the actively managed portfolio was $147.3 million, compared to an adjusted cost basis of $98.7 million.
Other risk investments include private equity investments and limited partnership interests in private equity and mezzanine investment funds, which have no off-balance-sheet exposure or contingent obligations.

Derivative Instruments
We use interest rate swaps and treasury futures to manage the fixed-income portfolio. We did not have any interest rate swaps or treasury futures at September 30, 2017 or December 31, 2016, that were used to manage duration. At September 30, 2016, we held $315 million notional value swaps and we did not hold any treasury futures. We closed swaps with a notional value of $435 million and treasury futures with a notional value of $135 million during the first nine months of 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.2 years at September 30, 2017 and December 31, 2016. The weighted average beta of the equity portfolio was 1.04 at September 30, 2017, compared to 1.02 at December 31, 2016. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2017 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	596,845	$45.58	614,789	24,385,211
August	2,936	47.15	617,725	24,382,275
September	229,171	46.25	846,896	24,153,104
Total	828,952	$45.77
In May 2017, the Board approved an authorization to repurchase up to 25 million common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2017, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.

Item 5. Other Information.
I. OTHER
President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our third quarter 2017 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 67.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	November 2, 2017	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3(ii)	3	Code of Regulations of The Progressive Corporation (as amended August 3, 2017)	Filed herewith

10(iii)	10	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith