Form 10-K
period 2017-12-31
PROGRESSIVE CORP/OH/
filed 2018-02-27
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2017: $25,242,148,256
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2018: 582,275,989

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2018, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2017, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

PART I

ITEM 1. BUSINESS
(a) General Development of Business
The Progressive insurance organization began business in 1937. The Progressive Corporation, an insurance holding company formed in 1965, currently has insurance and non-insurance subsidiaries and affiliates. Our insurance subsidiaries and affiliates provide personal and commercial auto insurance, residential property insurance, and other specialty property-casualty insurance and related services. Our vehicle insurance products protect our customers against losses due to physical damage to their motor vehicles, uninsured and underinsured bodily injury, and liability to others for personal injury or property damage arising out of the use of those vehicles. Our residential property insurance products protect our customers against losses due to damages to their structure or possessions within the structure, as well as liability for accidents occurring in the structure or on the property. Our non-insurance subsidiaries and affiliates generally support our insurance and investment operations. We operate our vehicle businesses throughout the United States and our Property business in most U.S. jurisdictions. In 2017, we ceased writing and servicing personal auto physical damage and auto property damage liability insurance in Australia.
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
The Progressive Corporation and the other ARX stockholders and stock option holders are parties to a stockholders’ agreement, which addresses the parties’ respective rights and obligations. Among other provisions, the stockholders’ agreement allows, and in certain circumstances requires, The Progressive Corporation to acquire 100% of the outstanding equity of ARX by the second quarter of 2021. These provisions are described in Note 15 – Redeemable Noncontrolling Interest to our financial statements included in our 2017 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the “Annual Report”). Until The Progressive Corporation owns 100% of the outstanding equity of ARX, the interests of the minority stockholders in ARX’s income and assets are reflected in our financial statements as noncontrolling interest.
(b) Financial Information About Segments
Incorporated by reference from Note 10 – Segment Information in our Annual Report.
(c) Narrative Description of Business
We had net premiums written of $27.1 billion in 2017, compared to $23.4 billion in 2016, and $20.6 billion in 2015. Our combined ratio, which we calculate by dividing the sum of our loss and loss adjustment expenses, policy acquisition costs, and other underwriting expenses, less fees and other revenues, by our net premiums earned, was 93.4 in 2017, 95.1 in 2016, and 92.5 in 2015.
Organization
Our operations are run by our executive team, which consists of our Chief Executive Officer and the heads of our major business areas that report to the CEO, including a Chief Financial Officer, Chief Investment Officer, Chief Legal Officer, Chief Information Officer, Chief Human Resource Officer, and Chief Marketing Officer, along with the Presidents of Personal Lines, Commercial Lines, Claims, and Customer Relationship Management. Our Property business is currently headed by the President and Chief Executive Officer of ARX, who reports to the ARX Board of Directors; Progressive appoints three of the five members of the ARX Board.
Our insurance and claims organizations are generally managed on a state-by-state basis due to the nature of insurance, legal and regulatory requirements, and other local factors, and are supplemented by national operations and supported by our corporate functions. State-specific organizations typically report to a regional general manager, who then reports to the applicable group president. In California, we operate separate agency auto organizations with their own management and organizations under the Drive and ASI brands.
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2017, we wrote personal auto insurance in all 50 states and the District of Columbia, and we write the majority of our special lines products in all 50 states. The Personal Lines business accounted for 85% of total net premiums written in 2017 and 2016, and 86% in 2015.

The Personal Lines segment consists of our personal auto insurance products, as well as our special lines products.

•
Personal auto insurance represented approximately 93% of our total Personal Lines net premiums written in 2017, compared to 92% in both 2016 and 2015. We ranked fourth in market share in the U.S. private passenger auto market for 2016 based on net premiums written; although we believe that our market share grew in 2017, industry data regarding our ranking for 2017 is not yet available. There are approximately 300 competitors in this market. Progressive and the other leading 15 private passenger auto insurers, each of which writes over $2.0 billion of premiums annually, comprise about 80% of this market. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source.

•
Special lines products include insurance for motorcycles, ATVs, RVs, watercraft, snowmobiles, and similar items, and represented about 7% of our Personal Lines net premiums written for 2017, compared to 8% in both 2016 and 2015. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we are one of the largest providers of specialty RV and boat insurance, and that we have been the market share leader for the motorcycle product since 1998.

Our Personal Lines products are sold through both the Agency and Direct channels.

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with company-mandated procedures. The agents and brokers do not have authority on behalf of Progressive to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 51% of our Personal Lines volume in both 2017 and 2016, compared to 52% in 2015.

•
The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The total net premiums written by the Direct business represented 49% of our Personal Lines volume in both 2017 and 2016, compared to 48% in 2015.

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
We seek to refine our personal auto segmentation, underwriting models, and pricing over time. During 2017, we continued to roll out our next generation auto product, which began in mid-2016. This product version expands our use of prior claims information, adds billing and vehicle history segmentation, and expands our tiering mechanisms to afford more competitive rates for new business while providing more stable rates for our longer-tenured customers.
We also continue to invest to bring Snapshot®, our usage-based insurance program, to more customers. Snapshot provides customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior. We offer Snapshot through our traditional hardware-based version, which is available nationwide except for California and North Carolina due to the regulatory environment, as well as through our mobile-app version, which is available in 42 states and the District of Columbia. This mobile app improves the user experience while also reducing monitoring costs. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on mobile device usage, vehicle operations, and accidents.
In addition, our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy. In this program, we seek to leverage our Property business, as well as insurance and non-insurance products offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs and, if the customer chooses, to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs. Our Destination Era strategy involves a number of initiatives, including:

•
In our Agency channel, we offer customers the opportunity to bundle Progressive auto insurance with property insurance provided exclusively by ASI, which has begun to use the Progressive brand. Progressive and ASI now have dedicated, coordinated sales teams focusing on auto/home (and auto/renters) bundled growth in this channel.

•
To further drive bundling in the Agency channel, we offer the Platinum program to those select agents who have the appropriate customers and who believe our bundled offering is a “must have” for their agency. This program combines home insurance from ASI and auto insurance from Progressive with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed.

•
In the Direct channel, we bundle Progressive auto with property products written by ASI, as well as homeowners and renters products provided by unaffiliated insurance carriers. We offer these bundles by providing a single destination to which consumers may come for both their auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.

•
During 2017, we launched our HomeQuote Explorer® (HQX) application, which brought a multi-carrier, direct-to-consumers online property offering to market in almost all states. Through HQX, consumers are able to quickly and easily quote and compare homeowners insurance online from ASI (under the Progressive brand) and other carriers.

•
As we increase our penetration of the more complex, multi-product customers who are critical to our Destination Era success, we are further expanding the roster of products provided by unaffiliated companies that we make available through online and telephonic referrals, for which we receive commission. During 2017, we added mobile phone/portable electronics and home sharing coverages to our existing list of unaffiliated providers’ insurance products that already included life, health, and travel insurance.

•	Our special lines products and umbrella insurance can be combined with any of the auto, home, or renters coverages that we offer, in either the Direct or Agency channel.
Commercial Lines
The Commercial Lines segment writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominately by small businesses as a part of the commercial auto market. We offer these products in 50 states; we do not currently write Commercial Lines products in the District of Columbia. This business represented 11% of our total net premiums written in 2017, 2016, and 2015. Our Commercial Lines customers on average insure approximately two vehicles. Even though we continue to write over 90% of our Commercial Lines business through the Agency channel, we are seeing more small business owners purchasing their insurance on a direct basis.
There are approximately 335 competitors in the total U.S. commercial auto market. We primarily compete with about 43 other large companies/groups, each with over $150 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 80% of this market. Our Commercial Lines business ranked number one in the commercial auto insurance market for 2016 based on net premiums written, and we believe that we continued to hold that position for 2017.
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
Just as in the Personal Lines business, we also want to be the destination for small business owners’ insurance needs. To do this, we act as an agent for business customers to place general liability and business owners’ policies and workers’ compensation coverage written by unaffiliated insurers. We also refer some customers to other unaffiliated providers of such insurance, and are compensated for this. The products are generally offered throughout the continental United States.
Similar to Snapshot in the personal auto business, during 2017, the Commercial Lines business launched SmartHaul, a usage-based insurance program for motor carriers. SmartHaul allows owner operators to earn discounts up to 18% for agreeing to share their electronic logging device (ELD) generated data with Progressive. SmartHaul is available in 41 states and we expect that demand for this program will continue to grow.

We provide commercial auto and claims service to an Uber Technologies subsidiary in Texas. We are learning alongside a leading technology platform in the sharing economy. We expect to expand into additional markets in 2018.
Property
ASI, one of the 20 largest homeowners carriers in the United States, specializes in residential property insurance, personal umbrella insurance, and primary and excess flood insurance. There are approximately 385 competitors in the homeowners insurance market nationwide. The top 20 carriers comprise about 75% of the market.
Our Property segment writes homeowners and renters insurance, primarily in the agency channel, in 41 states and the District of Columbia. ASI also acts as a participant in the “Write Your Own” program for the National Flood Insurance Program under which they write flood insurance in 43 states and the District of Columbia. Property policies are written on a 12-month basis.
Our Property business represented about 4% of our total net premiums written in 2017 and 2016, compared to 3% in 2015. We tend to see more business written during the second and third quarters based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. For 2017, Texas and Florida comprised 54% of our Property business based on direct premiums written. As a property writer, ASI has exposure to losses from catastrophes, including hurricanes, and other severe storms. To help mitigate these risks, ASI enters into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
As discussed above, ASI’s Property business is an important component of our Destination Era strategy. During 2017, we began to transition ASI’s products to the Progressive brand. We expect that this branding will make it easier to sell the Progressive-branded auto and home bundle.
Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses, including the run-off of our professional liability business. We did not have any professional liability policies in force as of December 31, 2017, although we continue to process claims on expired policies.
Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•
Commercial Automobile Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in 43 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue that is earned on a pro rata basis over the terms of the related policies. Reimbursements to us from the CAIP plans are required by state laws and regulations, subject to contractual service standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-based businesses – We act as an agent for other insurance companies, as follows:
In our Direct business, we offer home, condominium, and renters insurance, among other products, written by unaffiliated insurance companies on a nationwide basis. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
In our Commercial Lines business, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout the continental United States and workers’ compensation coverage in 44 states as of December 31, 2017. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
Reinsurance
We cede a portion of our direct premiums written to reinsurance plans. We participate in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility, as well as act as a servicing agent for state-mandated involuntary plans for commercial vehicles (CAIP plans) and as a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program), all of which are governed by insurance regulations. We also have voluntary contractual arrangements that primarily relate to the

Property business underwritten by insurance subsidiaries of ARX and our transportation network company business written by our Commercial Lines segment.
The reinsurance program in our Property business is designed to reduce overall risk while, to an extent, protecting capital from the costs associated with catastrophes and severe storms. This reinsurance program has two parts: an occurrence excess of loss program and an aggregate stop-loss agreement, from unaffiliated reinsurance companies, most of which are “A” rated or better by A.M. Best.
The occurrence excess of loss program supports the goal of maintaining adequate capital within ARX’s insurance subsidiaries while sustaining at least two one-in-one hundred year events in a single contract period. It contains several layers: privately-placed reinsurance, a catastrophe bond, and coverage obtained through the Florida Hurricane Catastrophe Fund, among other arrangements. The program includes layers that are purchased for multi-year periods, and layers as to which we have prepaid premiums for reinstatement of coverage after the first covered event to ensure coverage for the second event. ARX is responsible for all losses and loss adjustment expenses (LAE) that do not reach the reinsurance threshold of $50 million, and for the first $50 million in losses and LAE from each of the first and second events in the same contract period that exceed the threshold. Under certain circumstances, and if coverage has not been exhausted by the first two events, the reinsurance threshold for a third event may be reduced to $25 million. ASI may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum limits of the reinsurance coverage that is then in place. Coverage limits for a first event in Florida would exceed $1.5 billion, while coverage for a first event outside of Florida would exceed $1.0 billion; coverage for a second named storm (and, potentially, for subsequent covered events), would depend on a number of factors, including the severity and location of the earlier events in the contract period.
ARX also has an aggregate stop-loss reinsurance agreement (ASL), which was in effect during 2017 and renewed, under substantially the same terms, for 2018. The ASL covers all Property losses and allocated loss adjustment expenses (ALAE) except those from named storms (both hurricanes and tropical storms) and liability claims. As such, it provides protection for losses and ALAE incurred by our Property business in the ordinary course, including those resulting from other significant severe weather events, such as hail, tornadoes, etc. This agreement provides $200 million of coverage to the extent that ARX’s insurance subsidiaries’ net loss and LAE ratio for the full accident year exceeds 63%. The ASL reduces the likelihood that ARX will experience a net underwriting loss for reasons other than named storms and liability claims.
See Note 7 – Reinsurance in our Annual Report for further discussion.
Claims
We manage our vehicle claims handling on a companywide basis through approximately 200 stand-alone claims offices, 68 Service Centers, and nearly 3,000 network shops located throughout the United States. We are transitioning how we will use our Service Centers as part of our claims processing. The Service Center model has been part of our claims operating model for almost two decades. Over that time, the model has evolved in response to shifting customer preferences and fast-paced environmental change, the most recent of which is customer photo estimating. Under the revised claims operating model, we will rely less on the Service Center model and more on an expanded Network Shop model, with the goal of improving our operating efficiency without any loss to claims accuracy or customer service.
For our Property business, ASI handles property claims separately through a network primarily of independent claims adjusters.
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

We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price accurately according to risk potential. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we sustain security breaches or other “cyber attacks” on our systems or are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors, for more information.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Some of our competitors have many more patents than we do. We hold a U.S. patent (expiring in 2021), and have a U.S. patent application pending, on the innovative approach to vehicle repair service used in our Service Centers, as described above, and two U.S. patents (expiring in 2028) on the Name Your Price® functionality on our website. In addition, we hold two patents (expiring in 2019) related to our online policy self-service technology, a new usage-based insurance patent (expiring in 2024), a new multi-product quoting patent (expiring in 2032), two patents for the system we use for securing our e-signature transactions (expiring in 2025), and two patents for our loyalty call routing system (expiring in 2033).
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 22 billion driving miles derived from usage-based devices. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.
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
Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Our insurance subsidiaries and our mutual insurance company and our Lloyds company (together our mutual insurance company affiliates) are domiciled in the states of California, Delaware, Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2017, we had net premiums written of $27.1 billion and statutory surplus of $9.7 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.8 to 1. In addition, as of December 31, 2017, we had access to $1.6 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2017, our RBC ratios were in excess of minimum requirements with one exception. One subsidiary of ARX triggered a Company Action Level Event under the RBC program as a result of its combined ratio for 2017 exceeding the maximum amount allowed under a specific RBC test, due to the significant amount of hurricane losses incurred on this subsidiary during the year. In response to this event, concurrent with the filing of their annual statement, the insurance company will submit to the Florida insurance commissioner an RBC plan outlining the corrective actions the subsidiary has taken (i.e., contributed capital) and intends to take in an effort that would be expected to result in the elimination of the event. This matter is not expected to have a material adverse impact on the company’s consolidated results of operations or financial condition.
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

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an insurer’s ability to cancel or non-renew policies. Certain states also prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit the cancellation or non-renewal of policies, or that subject program withdrawals to prior approval requirements, may restrict an insurer’s ability to exit unprofitable markets or businesses.
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
Commissions, premium taxes, and all other acquisition expenses are expensed as incurred.
Nonadmitted Assets	Premiums receivable are reported net of an allowance for doubtful accounts.	Premiums receivable over 90 days past due are “nonadmitted,” which means they are excluded from surplus. For premiums receivable less than 90 days past due, we also estimate a bad debt reserve.
Furniture, equipment, application software, leasehold improvements, and prepaid expenses are capitalized and amortized over their useful lives or periods benefited.
Excluding computer equipment and operating software, the value of all other furniture, equipment, application software, leasehold improvements, and prepaid expenses, net of accumulated depreciation or amortization, is nonadmitted against surplus. Computer equipment and operating software are capitalized, subject to statutory limitations based on surplus, and depreciated over three years.

Deferred tax assets are recorded based on estimated future tax effects attributable to temporary differences. A valuation allowance would be recorded for any tax benefits that are not expected to be realized.
The accounting for deferred tax assets is consistent with GAAP, except for deferred tax assets that do not meet statutory requirements for recognition, which are nonadmitted against surplus.
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

Investments
Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $27.3 billion at December 31, 2017, compared to $23.5 billion at December 31, 2016. Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities held in our investment portfolios, the total investment income, including net realized gains (losses) on securities, before expenses and taxes, was $662.3 million in 2017, compared to $589.7 million in 2016 and $567.3 million in 2015. For our investment portfolio, on a pretax total return basis (i.e., total investment income plus changes in unrealized gains/losses), investment income was $1,210.8 million, $791.0 million, and $242.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Outside of our investment portfolio, during 2017 and 2016, we recognized a $49.6 million and $59.7 million, respectively, of other-than-temporary impairment loss resulting from renewable energy tax credit investments entered into during the years. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Employees
The number of employees at December 31, 2017 was 33,656, all of whom were employed by subsidiaries of The Progressive Corporation, including 806 employees employed by ARX and its subsidiaries and affiliates.
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
See Note 6 – Loss and Loss Adjustment Expense Reserves in the Annual Report for a detailed discussion of our loss reserving practices and a reconciliation of our loss and LAE reserve activity, along with incurred and paid claims development by accident year for our segments, based on definitions pursuant to statutory accounting principles. In addition, further information about our loss reserving practices can be found in our “Report on Loss Reserving Practices,” which was filed with the Securities and Exchange Commission (SEC) on Form 8-K on August 12, 2016.

(d) Financial Information About Geographic Areas
We operate our businesses throughout the United States.
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

ITEM 1A. RISK FACTORS
Our business involves various risks and uncertainties, certain of which are discussed in this section. Management divides these risks into five broad categories in assessing how they may affect our financial condition, cash flows, and results of operations, as well as our ability to achieve our business objectives:

•	Insurance Risks - risks associated with assuming, or indemnifying for, the losses or liabilities incurred by policyholders

•	Operating Risks - risks stemming from external or internal events or circumstances that directly or indirectly may affect our insurance operations

•	Market Risks - risks that may cause changes in the value of assets held in our investment portfolios

•	Liquidity Risk - risk that our financial condition will be adversely affected by the inability to meet our short-term cash, collateral, or other financial obligations, and

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

Pricing involves the acquisition and analysis of historical data regarding vehicle accidents, other insured events, and associated losses, and the projection of future trends for such accidents and events, loss costs, expenses, and inflation, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	our ability to reflect changes in reinsurance costs in a timely manner

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory actions

•	the frequency and severity of catastrophe events

•	our ability to understand the impact of ongoing changes in our claim settlement practices

•	changing vehicle usage and driving patterns, which may be influenced by oil and gas prices among other factors, changes in residential occupancy patterns, and the emerging sharing economy

•	advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies and events, and

•	unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs.
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
The ultimate paid losses and loss adjustment expenses may deviate, perhaps substantially, from point-in-time estimates of such losses and expenses, as reflected in the loss reserves included in our financial statements. Consequently, ultimate losses paid could materially exceed reported loss reserves and have a material adverse effect on our financial condition, cash flows, or results of operations. Further information on our loss reserves can be found in the “Liability for Property-Casualty Losses and Loss Adjustment Expenses” discussion of this report.
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
Our success will depend on our ability to continue to accurately predict our reinsurance needs, obtain sufficient reinsurance coverage for our Property and other businesses at reasonable cost, and collect under our reinsurance contracts.
Our Property business relies on reinsurance contracts, state reinsurance funding, and catastrophe bonds (collectively, “reinsurance arrangements”) to reduce its exposure to certain catastrophe events. We also use reinsurance contracts to reinsure portions of our Commercial Lines and umbrella insurance businesses. Reinsurance arrangements are often subject to a threshold below which reinsurance does not apply, so that we are responsible for all losses below the threshold from a covered event, and to an aggregate dollar coverage limit, so that our claims liabilities arising from a covered event may exceed our reinsurance coverage. In addition, although the reinsurer is liable to the insurer to the extent of the reinsurance coverage, the original insurer remains liable under the policies to the insured as the direct insurer on all risks reinsured. As a result, we are subject to the risk that reinsurers will be unable to pay, or will dispute, reinsurance claims. Further, the availability and cost of reinsurance are subject to prevailing reinsurance market conditions (which can be impacted by the occurrence of significant reinsured events, such as catastrophes). We may not be able to obtain reinsurance coverage in the future at commercially reasonable rates or at all. The unavailability and/or cost of reinsurance could adversely affect our business volume, profitability, or financial condition.

II.     Operating Risks
We compete in property-casualty markets that are highly competitive.
We write insurance for personal autos and recreational vehicles, homeowners and renters, and commercial autos and trucks for small businesses. All of these markets are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also may enter these markets in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in autonomous vehicles and vehicle sharing arrangements.
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
Our ability to develop and implement innovative products and services that are accepted and valued by our customers and independent agents is critical to maintaining and enhancing our competitive position. Innovations must be implemented in compliance with applicable insurance regulations and may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems of third parties. As a result, if we do not handle these transitions effectively and bring such innovations to market with the requisite speed, the quality of our products, our relationships with our customers and agents, and our business prospects, may be materially adversely affected. In addition, innovations by competitors or other market participants may increase the level of competition in the industry. If we fail to respond appropriately to those innovations on a timely basis, our competitive position and results may be materially adversely affected.
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
Our brand also could be adversely affected by incidents that reflect negatively on us, whether due to our business practices, the conduct of our officers or employees, the actions of businesses with which we do business, including unaffiliated insurers whose products we offer or make available to our customers, or other causes. The negative impacts of these or other events may be aggravated as the perceptions of consumers and others are formed based on modern communication and social media tools over which we have no control.
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
Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, or by judicial interpretations of those laws or regulations. Insurance laws and regulations may limit, among other things, an insurer’s ability to underwrite and price risks accurately, prevent the insurer from obtaining timely rate changes to respond to increased or decreased costs, restrict the ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, dictate or limit the types of investments that an insurance company may hold, and impose specific requirements relating to information technology systems and related cybersecurity risks. Moreover, inconsistencies between requirements at the state and federal level may further complicate our compliance efforts, potentially resulting in additional costs for us. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions.
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
For further information on these risks and uncertainties, see the “Insurance Regulation” discussion of this report.
Lawsuits challenging our business practices, and those of our competitors and other companies, are pending and more may be filed in the future.
The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits have included cases alleging damages as a result of our subsidiaries’ methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims or for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, our subrogation practices, and our handling of diminution of value claims; assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; policy sales, implementation and renewal practices and procedures; and employment-related litigation, including claims relating to pay practices and fair employment practices, among other matters. Additional litigation may be filed against us in the future challenging similar or other of our business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.
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
Our business requires that we develop and maintain large and complex computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers and employees and our intellectual property, trade secrets, and other sensitive business and financial information. All of these systems are subject to “cyber attacks” by sophisticated third parties with substantial computing resources and capabilities, and to unauthorized or illegitimate actions by employees, consultants, agents and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:

•	steal, corrupt, or destroy data, including our intellectual property, financial data, or the personal information of our customers or employees

•	misappropriate funds

•	disrupt or shut down our systems

•	deny customers, agents, brokers, or others access to our systems, or

•	infect our systems with viruses or malware.
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
We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. In addition, we seek to protect the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to require high security and confidentiality standards, and review of third-party compliance with the required standards. While we expend significant resources on these defensive measures, our systems are being threatened on a regular basis, and there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.
Our business could be significantly damaged by a security breach, data loss or corruption, or cyber attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer or employee information is stolen. In addition, such an event could cause a significant disruption of our ability to conduct our insurance operations, adversely affect our competitive position if material trade secrets or other confidential information are stolen, and have severe ramifications on our reputation and brand, potentially causing customers to refrain from buying insurance from us or other businesses to refrain from doing business with us. We have elected to self-insure these risks at this time. Therefore, the occurrence of a security breach, data loss or corruption, or cyber attack, if sufficiently severe, could have a material adverse effect on our business results, prospects, and liquidity.
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

Our business depends on the secure and uninterrupted operation of our facilities, systems, and business functions and the operation of various third-party systems.
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
We may be required to recognize impairments in the value of the goodwill or intangible assets recorded in our financial statements.
As a result of business acquisitions, we have recorded goodwill (generally representing the amount paid in excess of the fair value of the assets acquired) and certain intangible assets (at fair value at the time of acquisition). We review goodwill and intangible assets for impairment at least annually. Valuing these assets, and evaluating their recoverability, requires us to make estimates and assumptions related to future returns on equity, margins, growth rates, discount rates, and other matters, and our estimates may change over time, potentially resulting in write-downs of the assets. Goodwill and intangible assets impairment charges could result from declines in operating results, divestitures or sustained market declines, among other factors, and could materially affect our financial condition and results of operations in the period in which they are recognized.
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

•	Liquidity risk - discussed separately below.
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
If the fixed-income or equity portfolios, or both, were to suffer a substantial decrease in value, our financial position, and financial results could be materially adversely affected. Under these circumstances, our income from these investments could be materially reduced, and declines in the value of our securities could further reduce our reported earnings and capital levels. A decrease in value of an insurance subsidiary’s investment portfolio could also put the subsidiary at risk of failing to satisfy regulatory minimum capital requirements and could limit the subsidiary’s ability to write new business. In any such event, our business could be materially adversely affected and our financial flexibility could be substantially constrained.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report for additional discussion of the composition of our investment portfolio as of December 31, 2017, and of the market risks associated with our investment portfolio.
IV.    Liquidity Risk
The inability to access our cash accounts or to convert investments into cash on favorable terms when we desire to do so may materially and adversely affect our business.
We rely on our ability to access our cash accounts at banks and other financial institutions to operate our business. If we are unable to access the cash in those accounts as needed, whether due to our own systems difficulties, an institution-specific issue at the bank or financial institution (such as a cybersecurity breach), a broader disruption in banking, financial or wire transfer systems, or otherwise, our ability to pay insurance claims and other financial obligations when due and otherwise operate our business could be adversely affected. Likewise, our investment portfolios are subject to risks inherent in the nation’s and world’s capital markets. Any disruption in the functioning of those markets or in our ability to liquidate investments or specific categories of investments on favorable terms when desired, could impair our ability to pay claims or other financial obligations when due. Any such event or series of such events could result in significant operational difficulties, reputational harm and adverse actions by regulators and have a material adverse effect on our financial condition, cash flows, and results of operations.
V.     Credit and Other Financial Risks
Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts or transact business under certain government programs become insolvent, experience other financial difficulties, or default in the performance of contractual or reimbursement obligations.
Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements and government programs. These include, for example: agreements with other insurance carriers to sell their products to our customers in bundled packages or otherwise, arrangements for transferring certain of our risks (including reinsurance arrangements used by us, our corporate insurance policies, and the performance of state reinsurance facilities/associations), and reimbursement obligations under various state or federal programs, such as the Michigan Catastrophic Claims Association or the National Flood Insurance Program. In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks, other financial institutions, or security clearinghouses. If one or more of these parties were to default in the performance of their obligations under their respective contracts or programs or determine to abandon or terminate support for a system, product, obligation, or service that is significant to our business, we could suffer significant financial losses or other problems, which in turn could materially adversely affect our financial condition, cash flows, or results of operations and cause damage to our brand and reputation.

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
If we are unable to obtain capital when necessary to support our business, our financial condition and our ability to grow could be materially adversely affected.
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
We have previously announced our intention to pay a dividend to shareholders on an annual basis under a formula that multiplies our annual after-tax underwriting income by a percentage factor set by the Board of Directors (33-1/3% for 2017 and 2018) and then by the Gainshare factor (determined under our Gainsharing (annual cash incentive) plans for most of our employees and based on the operating performance of our insurance businesses). If our Gainshare factor for the year is zero or after-tax comprehensive income (which includes the change in unrealized investment gains and losses, among other items) is less than after-tax underwriting income, no dividend will be paid under our annual variable dividend policy.

Because the dividend calculation is performance-based, the amount (if any) to be paid in any particular year may not be subject to accurate prediction and will likely vary, perhaps significantly, from the amounts paid in the preceding year(s). As a result, the amount paid may be inconsistent with some shareholders’ expectations. In addition, although we have announced our intent to repeat the annual variable dividend in 2018 (to be paid early in 2019), the dividend, if any, would not be declared by the Board until late 2018 or early 2019, and the Board retains the discretion, at any time, to alter our policy or not to pay the annual dividend for 2018 or future years. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above. Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.
Our investments in certain tax-advantaged projects may not generate the anticipated returns.
We may invest in certain projects that are entitled to tax-advantaged treatment under applicable federal or state law, including renewable energy development, historic property rehabilitation and affordable housing, and we may make other tax-advantaged investments from time to time. Our investments in these projects are designed to generate a return through the realization of tax credits and, in some cases, through other tax benefits and cash flows from the project. Certain of these investments are subject to the risk that previously recorded tax credits can be challenged or are subject to recapture by the applicable taxing authorities if specific requirements are not satisfied. Many of the factors that could lead to a challenge or recapture of tax credits are beyond our control. The inability to realize these tax credits and other tax benefits could have a material adverse impact on our financial condition.
We do not manage to short-term earnings expectations; our goal is to maximize the long-term value of the enterprise, which, at times, may adversely affect short-term results.
We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of the dividend that may be paid under our annual variable dividend policy or otherwise. We report earnings and other operating results on a monthly basis. We also do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of our common shares or debt securities. Our Property business may cause additional volatility in our consolidated results.
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

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation, including ARX and its subsidiaries, and are used for office functions (corporate, claims, and business unit), as call centers, for training, for warehouse space, or as Service Centers.
We own 93 buildings located throughout the United States. Nearly two-thirds of our owned buildings are for our Service Centers, the majority of which are combined with a claims office. As we transition our claims processing away from the Service Centers, we plan to convert these owned facilities to additional claims office space to accommodate growth and maintain a local presence. Our owned facilities, which contain approximately 4.9 million square feet of space, are generally not segregated by industry segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; Tampa, Florida; and Tempe, Arizona.
We lease approximately 2.1 million square feet of space throughout the United States. These leases are generally short-term to medium-term leases of commercial space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Progressive’s Common Shares, $1.00 par value, are traded on the New York Stock Exchange (NYSE) under the symbol PGR. The high and low prices set forth below are as reported on the NYSE.

Year	Quarter	High	Low	Close	Dividends Declared Per Share
2017	1	$40.74	$35.23	$39.18	$0
	2	45.03	38.61	44.09	0
	3	49.01	43.59	48.42	0
	4	57.18	47.89	56.32	1.1247
		$57.18	$35.23	$56.32	$1.1247

2016	1	$35.27	$29.32	$35.14	$0
	2	35.54	31.14	33.50	0
	3	34.29	30.54	31.50	0
	4	35.95	30.66	35.50	0.6808
		$35.95	$29.32	$35.50	$0.6808
The closing price of our common shares on January 31, 2018, was $54.10.
(b) Holders
We had 2,082 shareholders of record on December 31, 2017.
(c) Dividends
We maintain a policy of paying an annual variable dividend that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a performance factor (“Gainshare factor”), which, beginning in 2017, is determined by reference to the Agency auto, Direct auto, special lines, Commercial Lines, and Property business units, with minor exclusions and adjustments, and subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2016, the Board determined the target percentage for 2017 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the target percentage in both 2016 and 2015. In December 2017, the Board also determined this target will remain at 33-1/3% for 2018. Since the inception of our variable dividend, we have applied a tax rate of 35% to calculate the after-tax underwriting income. Beginning in 2018, we will apply a rate of 21% to calculate the after-tax underwriting income.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives, as approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy.
Although it is our intent to calculate an annual variable dividend based on the formula outlined above, the Board could decide to alter our policy, or not to pay the annual variable dividend for 2018 or future years, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above. Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.

Following is a summary of our shareholder dividends that were declared in the last three years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2017	February 2018	$1.1247	$655.1
Annual – Variable	December 2016	February 2017	0.6808	395.4
Annual – Variable	December 2015	February 2016	0.8882	519.2

1 Based on an estimate of shares outstanding as of the record date. For the dividends declared in December 2016 and 2015, we paid $395.4 million and $519.0 million, respectively.

Consolidated statutory surplus was $9.7 billion on December 31, 2017, and $8.6 billion on December 31, 2016. At December 31, 2017, $830.1 million of consolidated statutory surplus represented net admitted assets of Progressive’s insurance subsidiaries and affiliate that are required to meet minimum statutory surplus requirements in such entities’ states of domicile. The companies may be licensed in states other than their states of domicile, which may have higher minimum statutory surplus requirements. Generally, the net admitted assets of insurance companies that, subject to other applicable insurance laws and regulations, are available for transfer to the parent company cannot include the net admitted assets required to meet the minimum statutory surplus requirements of the states where the companies are licensed. Dividends from other funds may also be limited by regulation or subject to prior approval by regulators in certain states. Based on the dividend laws currently in effect, the insurance subsidiaries could pay aggregate dividends of $1,390.5 million in 2018 without prior approval from regulatory authorities, provided the dividend payments are not made within 12 months of previous dividends paid by the applicable subsidiary.
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
(e) Performance Graph
See the Performance Graph section in our Annual Report.
(f) Recent Sales of Unregistered Securities
None.

(g) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2017 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	1,259	$48.78	848,155	24,151,845
November	5,635	48.81	853,790	24,146,210
December	2,056	53.28	855,846	24,144,154
Total	8,950	$49.83
In May 2017, the Board approved an authorization to repurchase up to 25 million of our common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities

Exchange Act of 1934. During the fourth quarter 2017, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 – Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$26,839.0	$23,441.4	$20,853.8	$19,391.4	$18,170.9
Net income attributable to Progressive	1,592.2	1,031.0	1,267.6	1,281.0	1,165.4
Per share:
Net income attributable to Progressive	2.72	1.76	2.15	2.15	1.93
Dividends declared	1.1247	0.6808	0.8882	0.6862	1.4929
Comprehensive income attributable to Progressive	1,941.0	1,164.0	1,044.9	1,352.4	1,246.1
Total assets	38,701.2	33,427.5	29,819.3	25,787.6	24,408.2
Debt outstanding	3,306.3	3,148.2	2,707.9	2,164.7	1,860.9
Total shareholders’ equity	9,284.8	7,957.1	7,289.4	6,928.6	6,189.5
Redeemable noncontrolling interest	503.7	483.7	464.9	--	--
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2018 (the “Proxy Statement”).
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	53
President and Chief Executive Officer since July 2016; Vice President from May 2015 to June 2016; Personal Lines Chief Operating Officer from April 2015 to June 2016; President of Customer Operations from April 2014 to March 2015; Claims Group President prior to April 2014

John P. Sauerland	53	Vice President since May 2015; Chief Financial Officer since April 2015; Personal Lines Group President prior to April 2015
John F. Auer	63	President, Chief Executive Officer, and Treasurer of ARX Holding Corp.
John A. Barbagallo	58	Commercial Lines President; Commercial Lines Group President, including Agency Operations prior to May 2015
Jeffrey W. Basch	59	Vice President and Chief Accounting Officer
Steven A. Broz	47	Chief Information Officer since February 2016; Claims Process General Manager from March 2015 to January 2016; Enterprise Project Management Office Leader prior to March 2015
Patrick K. Callahan	47	Personal Lines President since April 2015; Direct Acquisition Business Leader from March 2013 to March 2015; Special Lines General Manager prior to March 2013
M. Jeffrey Charney	58	Chief Marketing Officer
William M. Cody	55	Chief Investment Officer
Daniel P. Mascaro	54	Vice President, Secretary, and Chief Legal Officer beginning March 1, 2017; Claims Legal business leader from January 2013 to February 2017
John Murphy	48
Customer Relationship Management President since January 2016; Customer Relationship Management Business Leader from February 2015 to January 2016; Corporate Process Business Leader prior to February 2015

Lori Niederst	44	Chief Human Resource Officer since November 2016; Senior Human Resource Business Leader prior to November 2016
Michael D. Sieger	56	Claims President since January 2015; Claims Process General Manager prior to January 2015

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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2017 to Progressive’s procedures by which shareholder can recommend a director candidate during 2017. The description of those procedures is incorporated by reference from the “To Recommend a Candidate for our Board of Directors” section of the Proxy Statement (which can be found in “Procedures for Recommendations and Nominations of Directors and Shareholder Proposals”).
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

The following information is set forth with respect to our equity compensation plans at December 31, 2017.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	2,943,743	[1,2]	NA	8,474,076	[3]
2010 Equity Incentive Plan	2,915,105	[1,2]	NA	4,112,172	[3]
Subtotal Employee Plans	5,858,848		NA	12,586,248
Director Plans:
2017 Directors Equity Incentive Plan	53,284		NA	446,716
Equity compensation plans not approved by security holders:
None
Total	5,912,132		NA	13,032,964
NA = Not applicable because restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
2 Performance-based restricted stock unit awards, including dividend equivalents, if applicable, of 550,923 and 962,856 units, are included under the 2010 Equity Incentive Plan and the 2015 Equity Incentive Plan, respectively, at their target value. Maximum potential payout for the performance awards outstanding under the 2010 Equity Incentive Plan and the 2015 Equity Incentive Plan were 1,346,404 and 2,246,393, respectively. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Balance Sheets - December 31, 2017 and 2016

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2017, 2016, and 2015

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 42. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.2 through 10.109.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2017
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Available-for-sale
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$6,688.8	$6,645.9	$6,645.9
States, municipalities, and political subdivisions	2,285.6	2,297.1	2,297.1
Public utilities	192.5	193.6	193.6
Corporate and other debt securities	4,804.7	4,804.1	4,804.1
Asset-backed securities	6,043.4	6,050.0	6,050.0
Redeemable preferred stocks	194.9	211.0	211.0
Total fixed maturities	20,209.9	20,201.7	20,201.7
Equity securities:
Common stocks:
Public utilities	106.8	177.5	177.5
Banks, trusts, and insurance companies	285.8	685.0	685.0
Industrial, miscellaneous, and all other	1,106.4	2,537.3	2,537.3
Nonredeemable preferred stocks	698.6	803.8	803.8
Total equity securities	2,197.6	4,203.6	4,203.6
Short-term investments	2,869.4	2,869.4	2,869.4
Total investments	$25,276.9	$27,274.7	$27,274.7

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2017.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2017	2016	2015
Revenues
Dividends from subsidiaries	$867.3	$375.5	$852.5
Undistributed income (loss) from subsidiaries	866.3	741.9	500.0
Equity in net income of subsidiaries*	1,733.6	1,117.4	1,352.5
Intercompany investment income*	11.3	5.5	3.9
Gains (losses) on extinguishment of debt	0.2	1.6	(0.9)
Total revenues	1,745.1	1,124.5	1,355.5
Expenses
Interest expense	151.1	140.4	136.1
Deferred compensation[1]	23.2	5.3	5.3
Other operating costs and expenses	4.6	4.2	5.4
Total expenses	178.9	149.9	146.8
Income before income taxes	1,566.2	974.6	1,208.7
Benefit for income taxes	26.0	56.4	58.9
Net income attributable to Progressive	1,592.2	1,031.0	1,267.6
Other comprehensive income (loss)	348.8	133.0	(222.7)
Comprehensive income attributable to Progressive	$1,941.0	$1,164.0	$1,044.9

* Eliminated in consolidation.

1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2017	2016
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries*	11,721.3	10,280.9
Receivable from investment subsidiary*	1,466.1	1,121.9
Intercompany receivable*	578.6	443.3
Net deferred income taxes	67.1	97.1
Other assets	167.3	137.3
Total assets	$14,005.4	$12,085.5
Liabilities and Shareholders’ Equity
Accounts payable, accrued expenses, and other liabilities	$292.6	$228.4
Dividend payable	655.1	395.4
Debt	3,269.2	3,020.9
Total liabilities	4,216.9	3,644.7
Redeemable noncontrolling interest (NCI)	503.7	483.7
Shareholders’ Equity
Common shares, $1.00 par value (authorized 900.0; issued 797.5 including treasury shares of 215.8 and 217.6)	581.7	579.9
Paid-in capital	1,389.2	1,303.4
Retained earnings	6,031.7	5,140.4
Total accumulated other comprehensive income attributable to Progressive	1,282.2	933.4
Total shareholders’ equity	9,284.8	7,957.1
Total liabilities, redeemable NCI, and shareholders’ equity	$14,005.4	$12,085.5

*Eliminated in consolidation.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income attributable to Progressive	$1,592.2	$1,031.0	$1,267.6
Adjustments to reconcile net income attributable to Progressive to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(866.3)	(741.9)	(500.0)
Amortization of equity-based compensation	2.1	2.2	2.4
(Gains) losses on extinguishment of debt	(0.2)	(1.6)	0.9
Changes in:
Intercompany receivable	(71.3)	(37.3)	7.0
Accounts payable, accrued expenses, and other liabilities	53.6	24.2	(46.2)
Income taxes	37.3	(5.0)	12.3
Other, net	(22.6)	(13.3)	(3.1)
Net cash provided by operating activities	724.8	258.3	740.9
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(86.7)	(112.0)	(40.2)
Acquisition of an insurance company	(18.7)	0	0
Acquisition of ARX	0	0	(890.1)
(Paid to) received from investment subsidiary	(344.2)	78.6	409.1
Net cash used in investing activities	(449.6)	(33.4)	(521.2)
Cash Flows From Financing Activities:
Net proceeds from debt issuance	841.1	495.6	394.9
Reacquisitions of debt	(594.4)	(18.2)	(19.3)
Dividends paid to shareholders	(395.4)	(519.0)	(403.6)
Acquisition of treasury shares for restricted stock tax liabilities	(57.6)	(25.1)	(30.6)
Acquisition of treasury shares acquired in open market	(4.9)	(167.4)	(177.9)
Loan to ARX Holding Corp.[1]	(64.0)	0	0
Tax benefit from vesting of equity-based compensation	0	9.2	16.8
Net cash used in financing activities	(275.2)	(224.9)	(219.7)
Change in cash, cash equivalents, and restricted cash	0	0	0
Cash, cash equivalents, restricted cash - Beginning of year	0	0	0
Cash, cash equivalents, restricted cash - End of year	$0	$0	$0

1 Eliminated in consolidation. See Note 4 – Debt in our Annual Report.
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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at year-end 2017 and 2016, $1.6 billion and $1.3 billion, respectively, of marketable securities were available in this subsidiary. Non-cash activity includes declared but unpaid dividends, the transfer of the previous 5% ownership interest in ARX to The Progressive Corporation from an investment subsidiary in 2015, and the change in redemption value of the redeemable NCI. For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2017	2016	2015
Income taxes	$669.7	$450.2	$625.0
Interest	142.2	134.2	128.2
Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with all eligible subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Since The Progressive Corporation owns less than 80% of ARX’s outstanding stock, ARX and its subsidiaries are not eligible to file on a consolidated basis with The Progressive Corporation. The Progressive Corporation consolidated group’s net income taxes currently payable/recoverable are included in other liabilities/assets, respectively, in the accompanying Condensed Balance Sheets based on the balance at the end of the year. The Progressive Corporation and its eligible subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the eligible subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.
On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. One of the provisions of the Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were revalued to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods. The impact of revaluing the deferred tax assets and liabilities from 35% to 21% was a net increase to The Progressive Corporation’s income tax expense of $44.7 million.
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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended December 31, 2017:
Personal Lines					$21,947.2		$16,141.4	$1,656.4	$2,954.8	$22,928.4
Commercial Lines					2,793.9		1,966.4	309.3	335.3	3,112.7
Property					988.8		700.2	159.2	190.4	1,091.0
Other indemnity					0		0	0	0.2	0
Total	$780.5	$13,086.9	$8,903.5	$0	$25,729.9	$539.2	$18,808.0	$2,124.9	$3,480.7	$27,132.1
Year ended December 31, 2016:
Personal Lines					$19,188.2		$14,591.1	$1,446.6	$2,549.2	$19,819.5
Commercial Lines					2,421.3		1,741.0	266.7	285.4	2,598.3
Property					864.5		546.1	150.5	137.2	935.7
Other indemnity					0		1.4	0	0.2	0
Total	$651.2	$11,368.0	$7,468.3	$0	$22,474.0	$456.5	$16,879.6	$1,863.8	$2,972.0	$23,353.5
Year ended December 31, 2015:
Personal Lines					$17,294.5		$12,748.7	$1,331.3	$2,379.9	$17,703.6
Commercial Lines					1,995.9		1,244.5	219.4	232.6	2,171.2
Property					609.1		349.0	101.1	98.8	689.6
Other indemnity					(0.4)		(0.2)	0	0.8	(0.4)
Total	$564.1	$10,039.0	$6,621.8	$0	$19,899.1	$431.8	$14,342.0	$1,651.8	$2,712.1	$20,564.0

1 Progressive does not allocate assets, liabilities, or investment income to operating segments.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2017
Premiums earned:
Property and liability insurance	$26,425.7	$695.8	$0	$25,729.9	0%
December 31, 2016
Premiums earned:
Property and liability insurance	$23,111.2	$637.2	$0	$22,474.0	0%
December 31, 2015
Premiums earned:
Property and liability insurance	$20,454.1	$555.0	$0	$19,899.1	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation

Our audits of the consolidated financial statements referred to in our report dated February 27, 2018 appearing in the 2017 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2018

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 27, 2018	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	February 27, 2018

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	February 27, 2018

John P. Sauerland

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 27, 2018

Jeffrey W. Basch

*	Chairman of the Board	February 27, 2018
Glenn M. Renwick
*	Lead Independent Director	February 27, 2018
Lawton W. Fitt

*	Director	February 27, 2018
Philip Bleser

*	Director	February 27, 2018
Stuart B. Burgdoerfer

*	Director	February 27, 2018
Charles A. Davis

*	Director	February 27, 2018
Roger N. Farah

*	Director	February 27, 2018
Jeffrey D. Kelly

*	Director	February 27, 2018
Patrick H. Nettles, Ph.D.

*	Director	February 27, 2018
Bradley T. Sheares, Ph.D.

*	Director	February 27, 2018
Barbara R. Snyder

* Daniel P. Mascaro, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Daniel P. Mascaro	February 27, 2018
Daniel P. Mascaro
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended May 16, 2016)	Quarterly Report on Form 10-Q (filed on August 3, 2016; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended August 3, 2017)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 3 therein)
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.8 below), as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.1 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Filed herewith
4	4.4
Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.17 below), as amended and supplemented
			Filed herewith
4	4.5	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.6	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.7	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.8	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $ 850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.9
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.10	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.11	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.12	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.13
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.14	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.13 therein)
4	4.15	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.16	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.17	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.18	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)
4	4.19
Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)
			Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.20	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Filed herewith
4	4.21
Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee
			Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.19 therein)
4	4.22	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Filed herewith
4	4.23	Termination of Replacement Capital Covenant, dated June 23, 2010	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 4.19 therein)
4	4.24	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.1 therein)
4	4.25	Form of Discretionary Line of Credit Note dated from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.2 therein)
4	4.26
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
			Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.1 therein)
10(iii)	10.2	The Progressive Corporation 2015 Gainsharing Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.8 therein)
10(iii)	10.3	The Progressive Corporation 2016 Gainsharing Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.5 therein)
10(iii)	10.4	The Progressive Corporation 2017 Gainsharing Plan	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.5 therein)
10(iii)	10.5	The Progressive Corporation 2018 Gainsharing Plan	Filed herewith
10(iii)	10.6	ARX Holding Corp 2017 Gainsharing Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.4 therein)
10(iii)	10.7	The Progressive Corporation 2007 Executive Bonus Plan	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.8	The Progressive Corporation 2017 Executive Annual Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.2 therein)
10(iii)	10.9	The Progressive Corporation 2017 Executive Anual Incentive Plan Award Agreement (2018 Fiscal Year )	Filed Herewith
10(iii)	10.10	Form of Award Agreement under The Progressive Corporation 2017 Executive Annual Incentive Plan (2017 Fiscal Year)	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.3 therein)
10(iii)	10.11	The Progressive Corporation 2003 Incentive Plan	Registration Statement No. 333-104646 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.12	First Amendment to The Progressive Corporation 2003 Incentive Plan	Filed herewith
10(iii)	10.13	Second Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.12 therein)
10(iii)	10.14	Third Amendment to The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.10 therein)
10(iii)	10.15	Fourth Amendment to The Progressive Corporation 2003 Incentive Plan	Filed herewith
10(iii)	10.16	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for 2004 through February 2007)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.16 therein)
10(iii)	10.17	Form of The Progressive Corporation 2003 Incentive Plan Restricted Stock Award Agreement (Performance-Based Award) (for March 2007 through February 2009)	Filed herewith
10(iii)	10.18	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.14 therein)
10(iii)	10.19	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards under The Progressive Corporation 2003 Incentive Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.15 therein)
10(iii)	10.20	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)
10(iii)	10.21	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)
10(iii)	10.22	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)
10(iii)	10.23	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)
10(iii)	10.24	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.23 therein)
10(iii)	10.25	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.26	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Filed herewith
10(iii)	10.27	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.26 therein)
10(iii)	10.28	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.1 therein)
10(iii)	10.29	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.30 therein)
10(iii)	10.30	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.1 therein)
10(iii)	10.31	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2011 and 2012)	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.30 therein)
10(iii)	10.32	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Performance) under The Progressive Corporation 2010 Equity Incentive Plan (for 2012)	Filed herewith
10(iii)	10.33	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.2 therein)
10(iii)	10.34	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2013)	Current Report on Form 8-K (filed on March 22, 2013; Exhibit 10.3 therein)
10(iii)	10.35	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.35 therein)
10(iii)	10.36	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2014)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.36 therein)
10(iii)	10.37	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Insurance Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.38	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.3 therein)
10(iii)	10.39	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.40	Restricted Stock Unit Award Agreement (2015 Performance-Based Award - Special Award) under the Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 14, 2015; Exhibit 10.1 therein)
10(iii)	10.41	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016 ; Exhibit 10.1)
10(iii)	10.42	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.2 therein)
10(iii)	10.43	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.3 therein)
10(iii)	10.44	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Robinsons) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.4 therein)
10(iii)	10.45	Employment Agreement, dated March 30, 2004, between ARX Holding Corp. and John F. Auer	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.37 therein)
10(iii)	10.46	The Progressive Corporation 2003 Directors Equity Incentive Plan	Registration Statement No. 333-104653 (filed on April 21, 2003; Exhibit 4(a) therein)
10(iii)	10.47	Amendment No. 1 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.39 therein)
10(iii)	10.48	Amendment No. 2 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.47 therein)
10(iii)	10.49	Amendment No. 3 to The Progressive Corporation 2003 Directors Equity Incentive Plan	Filed herewith
10(iii)	10.50	Form of Restricted Stock Award Agreement under The Progressive Corporation 2003 Directors Equity Incentive Plan (for 2004 and thereafter)	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.42 therein)
10(iii)	10.51	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2017)	Current Report on Form 10-Q (filed on August 2, 2017; Exhibit 10.2 therein)
10(iii)	10.52	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.53	Form of Restricted Stock Unit Award Agreement for 2017 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.1 therein)
10(iii)	10.54	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.2 therein)
10(iii)	10.55	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.3 therein)
10(iii)	10.56	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Robinsons) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.4 therein)
10(iii)	10.57	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.58	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.59	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.60	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)
10(iii)	10.61	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.62	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.63	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.64	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.65	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.66	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.67	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.68	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.69	Form of The Progressive Corporation Executive Deferred Compensation Plan Deferral Agreement (for 2005 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.12 therein)
10(iii)	10.70	Form of The Progressive Corporation Executive Deferred Compensation Plan Gainsharing/Bonus Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.13 therein)
10(iii)	10.71	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.14 therein)
10(iii)	10.72	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.15 therein)
10(iii)	10.73	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.16 therein)
10(iii)	10.74	Form of The Progressive Corporation Executive Deferred Compensation Plan Performance-Based Restricted Stock Unit Deferral Agreement (for 2010 through 2014)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.17 therein)
10(iii)	10.75	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2003)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.18 therein)
10(iii)	10.76	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2004)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.19 therein)
10(iii)	10.77	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2005)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.20 therein)
10(iii)	10.78	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Deferral Agreement (for 2006 through 2009)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.21 therein)
10(iii)	10.79	Form of The Progressive Corporation Executive Deferred Compensation Plan Time-Based Restricted Stock Unit Deferral Agreement (for 2010 and thereafter)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.22 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.80	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.81	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.82	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.83	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.84	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.85	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.86	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)
10(iii)	10.87	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.88	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.66 therein)
10(iii)	10.89	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.90	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.91	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Filed herewith
10(iii)	10.92	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.93	The Progressive Corporation Directors Restricted Stock Deferral Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.76 therein)
10(iii)	10.94	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Filed herewith
10(iii)	10.95	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.69 therein)
10(iii)	10.96	Form of The Progressive Corporation Directors Restricted Stock Deferral Plan Deferral Agreement	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.76 therein)
10(iii)	10.97	Director Compensation Schedule for 2015 - 2016 Term	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.84 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.98	Director Compensation Schedule for 2016 - 2017 Term	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.92 therein)
10(iii)	10.99	Director Compensation Schedule for 2017 - 2018 Term	Filed herewith
10(iii)	10.100	The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2017; Exhibit 10 therein)
10(iii)	10.101	The Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on August 11, 2015; Exhibit 10.1 therein)
10(iii)	10.102	First Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Current Report on Form 8-K (filed on February 2, 2016; Exhibit 10 therein)
10(iii)	10.103	Second Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on August 3, 2016; Exhibit 10.1 therein)
10(iii)	10.104	Third Amendment to the Progressive Corporation Executive Separation Allowance Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.96 therein)
10(iii)	10.105	2014 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 26, 2014; Exhibit 10.82 therein)
10(iii)	10.106	2015 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.90 therein)
10(iii)	10.107	2016 Progressive Capital Management Bonus Plan	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.90 therein)
10(iii)	10.108	2017 Progressive Capital Management Annual Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.100 therein)
10(iii)	10.109	2018 Progressive Capital Management Annual Incentive Plan	Filed herewith
11	11	Computation of Earnings Per Share	Filed herewith
13	13	The Progressive Corporation 2017 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Furnished herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith