Form 10-Q
period 2018-03-31
PROGRESSIVE CORP/OH/
filed 2018-05-02
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Common Shares, $1.00 par value: 582,376,344 outstanding at March 31, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2018	2017	% Change
(millions — except per share amounts)
Revenues
Net premiums earned	$7,174.0	$6,026.7	19
Investment income	166.3	129.2	29
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	107.0	52.1	105
Net holding period gains (losses) on securities	(155.2)	0.8	NM
Net impairment losses recognized in earnings	0	(1.0)	(100)
Total net realized gains (losses) on securities	(48.2)	51.9	(193)
Fees and other revenues	103.8	85.2	22
Service revenues	34.2	28.5	20
Other gains (losses)	0	0.2	(100)
Total revenues	7,430.1	6,321.7	18
Expenses
Losses and loss adjustment expenses	4,870.8	4,263.4	14
Policy acquisition costs	596.2	502.9	19
Other underwriting expenses	980.2	845.6	16
Investment expenses	6.0	5.6	7
Service expenses	29.3	25.9	13
Interest expense	36.8	36.8	0
Total expenses	6,519.3	5,680.2	15
Net Income
Income before income taxes	910.8	641.5	42
Provision for income taxes	181.0	211.2	(14)
Net income	729.8	430.3	70
Net (income) loss attributable to noncontrolling interest (NCI)	(11.8)	(6.0)	97
Net income attributable to Progressive	$718.0	$424.3	69
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on securities	$(154.5)	$132.4	(217)
Net unrealized losses on forecasted transactions	0.2	2.3	(91)
Foreign currency translation adjustment	0	0.3	(100)
Other comprehensive income (loss)	(154.3)	135.0	(214)
Other comprehensive (income) loss attributable to NCI	4.0	(0.9)	NM
Comprehensive income attributable to Progressive	$567.7	$558.4	2
Computation of Per Share Earnings Available to Progressive Common Shareholders
Net income attributable to Progressive	$718.0	$424.3	69
Less: Preferred share dividends	1.2	0	NM
Net income available to common shareholders	$716.8	$424.3	69
Average common shares outstanding - Basic	582.0	580.3	0
Net effect of dilutive stock-based compensation	3.6	3.0	20
Total average equivalent common shares - Diluted	585.6	583.3	0
Basic: Earnings per common share	$1.23	$0.73	68
Diluted: Earnings per common share	$1.22	$0.73	68
Dividends declared per common share[1]	$0	$0
NM = Not Meaningful
1 Progressive maintains an annual dividend program. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31, 2017
(millions)	2018	2017
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $22,627.2, $17,444.8, and $20,209.9)	$22,420.1	$17,474.3	$20,201.7
Short-term investments (amortized cost: $3,052.4, $3,040.8, and $2,869.4)	3,052.4	3,040.8	2,869.4
Total available-for-sale securities	25,472.5	20,515.1	23,071.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $659.6, $710.3, and $698.6)	745.9	809.8	803.8
Common equities (cost: $1,265.5, $1,451.5, and $1,499.0)	3,033.2	2,978.1	3,399.8
Total equity securities	3,779.1	3,787.9	4,203.6
Total investments	29,251.6	24,303.0	27,274.7
Cash and cash equivalents	190.1	214.5	265.0
Restricted cash	6.5	0.5	10.3
Total cash, cash equivalents, and restricted cash	196.6	215.0	275.3
Accrued investment income	139.2	110.1	119.7
Premiums receivable, net of allowance for doubtful accounts of $205.4, $174.5, and $210.9	6,043.8	4,850.7	5,422.5
Reinsurance recoverables, including $102.1, $88.6, and $103.3 on paid losses and loss adjustment expenses	2,239.1	1,939.0	2,273.4
Prepaid reinsurance premiums	342.8	182.7	203.3
Deferred acquisition costs	842.3	679.5	780.5
Property and equipment, net of accumulated depreciation of $973.8, $881.7, and $940.6	1,112.0	1,166.0	1,119.6
Goodwill	452.7	449.4	452.7
Intangible assets, net of accumulated amortization of $193.7, $125.0, and $175.7	348.6	417.3	366.6
Other assets	362.2	497.8	412.9
Total assets	$41,330.9	$34,810.5	$38,701.2
Liabilities
Unearned premiums	$9,837.8	$7,945.0	$8,903.5
Loss and loss adjustment expense reserves	13,329.0	11,628.9	13,086.9
Net deferred income taxes	53.2	168.4	135.0
Accounts payable, accrued expenses, and other liabilities	3,414.3	2,939.4	3,481.0
Debt[1]	3,859.2	3,111.7	3,306.3
Total liabilities	30,493.5	25,793.4	28,912.7
Redeemable noncontrolling interest (NCI)[2]	514.2	494.2	503.7
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5, 0, and 0)	493.9	0	0
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 215.1, 216.6, and 215.8)	582.4	580.9	581.7
Paid-in capital	1,401.6	1,331.1	1,389.2
Retained earnings	8,017.9	5,543.4	6,031.7
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities	(160.8)	1,072.0	1,295.0
Net unrealized losses on forecasted transactions	(17.8)	(7.1)	(14.8)
Foreign currency translation adjustment	0	(0.8)	0
Accumulated other comprehensive (income) loss attributable to NCI	6.0	3.4	2.0
Total accumulated other comprehensive income attributable to Progressive	(172.6)	1,067.5	1,282.2
Total shareholders’ equity	10,323.2	8,522.9	9,284.8
Total liabilities, redeemable NCI, and shareholders’ equity	$41,330.9	$34,810.5	$38,701.2
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,
(millions — except per share amounts)	2018	2017
Serial Preferred Shares, No Par Value
Balance, Beginning of period	$0	$0
Issuance of Serial Preferred Shares, Series B	493.9	0
Balance, End of period	$493.9	$0
Common Shares, $1.00 Par Value
Balance, Beginning of period	$581.7	$579.9
Treasury shares purchased	(0.7)	(0.6)
Net restricted equity awards issued/vested	1.4	1.6
Balance, End of period	$582.4	$580.9
Paid-In Capital
Balance, Beginning of period	$1,389.2	$1,303.4
Treasury shares purchased	(1.6)	(1.3)
Net restricted equity awards issued/vested	(1.4)	(1.6)
Amortization of equity-based compensation	17.2	30.5
Reinvested dividends on restricted stock units	(0.5)	0.3
Adjustment to carrying amount of redeemable noncontrolling interest	(1.3)	(0.2)
Balance, End of period	$1,401.6	$1,331.1
Retained Earnings
Balance, Beginning of period	$6,031.7	$5,140.4
Net income attributable to Progressive	718.0	424.3
Treasury shares purchased	(34.9)	(19.5)
Reinvested dividends on restricted stock units	0.5	(0.3)
Cumulative effect of change in accounting principle[1]	1,300.2	0
Reclassification of disproportionate tax effects[1]	4.3	0
Other, net	(1.9)	(1.5)
Balance, End of period	$8,017.9	$5,543.4
Accumulated Other Comprehensive Income Attributable to Progressive
Balance, Beginning of period	$1,282.2	$933.4
Attributable to noncontrolling interest	4.0	(0.9)
Other comprehensive income	(154.3)	135.0
Cumulative effect of change in accounting principle[1]	(1,300.2)	0
Reclassification of disproportionate tax effects[1]	(4.3)	0
Balance, End of period	$(172.6)	$1,067.5
Total Shareholders’ Equity	$10,323.2	$8,522.9
1 See Note 14 – New Accounting Standards for further discussion.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Three Months Ended March 31,	2018	2017
Cash Flows From Operating Activities
Net income	$729.8	$430.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40.9	41.0
Amortization of intangible assets	18.0	15.5
Net amortization of fixed-income securities	15.0	22.1
Amortization of equity-based compensation	17.4	30.9
Net realized (gains) losses on securities	48.2	(51.9)
Net (gains) losses on disposition of property and equipment	1.2	1.3
Other (gains) losses	0	(0.2)
Changes in:
Premiums receivable	(621.3)	(341.4)
Reinsurance recoverables	34.3	(54.2)
Prepaid reinsurance premiums	(139.5)	(12.2)
Deferred acquisition costs	(61.8)	(28.3)
Income taxes	181.1	212.7
Unearned premiums	934.3	476.3
Loss and loss adjustment expense reserves	242.1	260.8
Accounts payable, accrued expenses, and other liabilities	283.2	137.4
Other, net	24.2	(35.7)
Net cash provided by operating activities	1,747.1	1,104.4
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(5,563.0)	(3,203.9)
Equity securities	(39.9)	(52.5)
Sales:
Fixed maturities	1,692.4	1,014.1
Equity securities	428.0	86.5
Maturities, paydowns, calls, and other:
Fixed maturities	1,422.6	1,006.5
Equity securities	0	26.6
Net sales (purchases) of short-term investments	(175.8)	536.8
Net unsettled security transactions	89.4	83.2
Collateral on derivative positions	0	(136.1)
Purchases of property and equipment	(35.8)	(35.0)
Sales of property and equipment	1.5	11.2
Net cash used in investing activities	(2,180.6)	(662.6)
Cash Flows From Financing Activities
Proceeds from exercise of equity options	0.6	0.5
Net proceeds from issuance of Serial Preferred Shares, Series B	493.9	0
Net proceeds from debt issuance	589.5	0
Payments of debt	(37.1)	(6.2)
Redemption/reacquisition of subordinated debt	0	(30.7)
Dividends paid to common shareholders	(654.9)	(395.4)
Acquisition of treasury shares for restricted stock tax liabilities	(36.8)	(21.4)
Acquisition of treasury shares acquired in open market	(0.4)	0
Net cash provided by (used in) financing activities	354.8	(453.2)
Decrease in cash, cash equivalents, and restricted cash	(78.7)	(11.4)
Cash, cash equivalents, and restricted cash - January 1	275.3	226.4
Cash, cash equivalents, and restricted cash - March 31	$196.6	$215.0
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 68.9% of the outstanding capital stock of ARX at March 31, 2018 and 69.0% at March 31, 2017 and December 31, 2017. The decrease reflects ARX employee stock options that were exercised during the first quarter 2018. In April 2018, the minority ARX shareholders “put” 204,527 of their ARX shares, including exercised stock options, to Progressive pursuant to the stockholders' agreement, bringing Progressive's ownership interest in ARX to 86.7%. See Note 12 – Redeemable Noncontrolling Interest for additional information. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2018, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include properties that are considered “held for sale,” if any. The fair value of these properties, less the estimated cost to sell them, was $5.3 million at both March 31, 2018 and December 31, 2017. No properties were held for sale at March 31, 2017.

Note 2 Investments — Our securities are reported at fair value, with the changes in fair value of these securities (other than hybrid securities, derivative instruments, and, in 2018, equity securities) reported as a component of accumulated other comprehensive income, net of deferred income taxes in our Consolidated Balance Sheets. The changes in fair value of the hybrid securities, derivative instruments, and, in 2018, equity securities are recorded as a component of net realized gains (losses) on securities in our Consolidated Statements of Comprehensive Income.
The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. The net holding period gains (losses) on our equity securities represent the change in fair value recorded as realized gains (losses); all of our equity securities have a readily determinable fair value. The net holding period gains (losses) on our fixed-maturity securities represent the amounts realized on our hybrid securities only.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,081.6	$3.9	$(127.4)	$0	$8,958.1	30.6%
State and local government obligations	1,732.3	4.3	(16.4)	(0.1)	1,720.1	5.9
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	6,102.6	4.8	(64.8)	(1.5)	6,041.1	20.7
Residential mortgage-backed securities	746.7	9.9	(4.8)	0	751.8	2.6
Commercial mortgage-backed securities	2,289.8	4.5	(24.8)	0	2,269.5	7.8
Other asset-backed securities	2,472.4	2.4	(12.9)	0.2	2,462.1	8.4
Redeemable preferred stocks	201.8	18.6	(1.4)	(1.6)	217.4	0.7
Total fixed maturities	22,627.2	48.4	(252.5)	(3.0)	22,420.1	76.7
Short-term investments	3,052.4	0	0	0	3,052.4	10.4
Total available-for-sale securities	25,679.6	48.4	(252.5)	(3.0)	25,472.5	87.1
Equity securities:
Nonredeemable preferred stocks	659.6	0	0	86.3	745.9	2.5
Common equities	1,265.5	0	0	1,767.7	3,033.2	10.4
Total equity securities	1,925.1	0	0	1,854.0	3,779.1	12.9
Total portfolio[1,2]	$27,604.7	$48.4	$(252.5)	$1,851.0	$29,251.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2017
Fixed maturities:
U.S. government obligations	$3,345.5	$0.9	$(20.6)	$0	$3,325.8	13.7%
State and local government obligations	2,475.8	23.3	(10.7)	0	2,488.4	10.2
Foreign government obligations	22.9	0	0	0	22.9	0.1
Corporate debt securities	5,199.6	23.1	(15.0)	0.3	5,208.0	21.4
Residential mortgage-backed securities	1,433.0	24.7	(11.7)	2.1	1,448.1	6.0
Commercial mortgage-backed securities	2,216.1	13.7	(16.3)	0	2,213.5	9.1
Other asset-backed securities	2,562.4	5.4	(3.1)	0.2	2,564.9	10.6
Redeemable preferred stocks	189.5	14.3	(1.1)	0	202.7	0.8
Total fixed maturities	17,444.8	105.4	(78.5)	2.6	17,474.3	71.9
Equity securities:
Nonredeemable preferred stocks	710.3	111.3	(11.8)	0	809.8	3.3
Common equities	1,451.5	1,531.4	(4.8)	0	2,978.1	12.3
Short-term investments	3,040.8	0	0	0	3,040.8	12.5
Total portfolio[1,2]	$22,647.4	$1,748.1	$(95.1)	$2.6	$24,303.0	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2017
Fixed maturities:
U.S. government obligations	$6,688.8	$1.1	$(44.0)	$0	$6,645.9	24.4%
State and local government obligations	2,285.6	20.7	(9.3)	0.1	2,297.1	8.4
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	4,997.2	14.8	(14.4)	0.1	4,997.7	18.3
Residential mortgage-backed securities	828.8	11.3	(3.4)	0	836.7	3.1
Commercial mortgage-backed securities	2,760.1	11.8	(13.3)	0	2,758.6	10.1
Other asset-backed securities	2,454.5	4.5	(4.5)	0.2	2,454.7	9.0
Redeemable preferred stocks	194.9	17.8	(1.5)	(0.2)	211.0	0.8
Total fixed maturities	20,209.9	82.0	(90.4)	0.2	20,201.7	74.1
Equity securities:
Nonredeemable preferred stocks	698.6	114.0	(8.8)	0	803.8	2.9
Common equities	1,499.0	1,901.0	(0.2)	0	3,399.8	12.5
Short-term investments	2,869.4	0	0	0	2,869.4	10.5
Total portfolio[1,2]	$25,276.9	$2,097.0	$(99.4)	$0.2	$27,274.7	100.0%
1Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2018 and 2017, we had $83.6 million and $111.0 million, respectively, included in “other liabilities”, compared to $5.8 million included in “other assets” at December 31, 2017.
2The total fair value of the portfolio at March 31, 2018 and 2017, and December 31, 2017, included $2.1 billion, $0.7 billion, and $1.6 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

We did not have any open repurchase or reverse repurchase transactions in our short-term investment portfolio at March 31, 2018 and 2017, or December 31, 2017. To the extent we enter into repurchase or reverse repurchase transactions, and consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity and equity securities are hybrid securities, which are reported at fair value:

	March 31,		December 31, 2017
(millions)	2018	2017
Fixed maturities:
State and local government obligations	$3.7	$0	$6.1
Corporate debt securities	86.4	44.5	99.8
Residential mortgage-backed securities	0	186.6	0
Other asset-backed securities	6.1	8.3	6.7
Redeemable preferred stocks	37.8	0	30.3
Total hybrid securities	$134.0	$239.4	$142.9

Certain securities in our portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. Since the embedded derivative (e.g., change-in-control put option, debt-to-equity conversion, or any other feature unrelated to the credit quality or risk of default of the issuer that could impact the amount or timing of our expected future cash flows) does not have an observable intrinsic value, we have elected to record the change in fair value of the entire security through income as a realized gain or loss.
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2018, was:

(millions)	Cost	Fair Value
Less than one year	$3,757.9	$3,767.7
One to five years	14,498.9	14,337.4
Five to ten years	4,327.3	4,272.2
Ten years or greater	43.1	42.8
Total	$22,627.2	$22,420.1

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of March 31, 2018, we had $252.5 million of gross unrealized losses in our fixed-maturity securities. We currently do not intend to sell the fixed-maturity securities and determined that it is more likely that we will not be required to sell these securities for the period of time necessary to recover their cost bases. A review of our fixed-maturity securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of any deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2018
Fixed maturities:
U.S. government obligations	64	$7,933.8	$(127.4)	37	$5,954.6	$(90.7)	27	$1,979.2	$(36.7)
State and local government obligations	426	1,263.7	(16.4)	301	890.2	(9.5)	125	373.5	(6.9)
Corporate debt securities	348	5,082.9	(64.8)	290	4,515.1	(56.1)	58	567.8	(8.7)
Residential mortgage-backed securities	211	329.3	(4.8)	36	112.8	(0.5)	175	216.5	(4.3)
Commercial mortgage-backed securities	131	1,974.8	(24.8)	89	1,510.5	(16.2)	42	464.3	(8.6)
Other asset-backed securities	208	1,958.5	(12.9)	129	1,439.1	(8.7)	79	519.4	(4.2)
Redeemable preferred stocks	3	26.8	(1.4)	2	15.3	(0.4)	1	11.5	(1.0)
Total fixed maturities	1,391	$18,569.8	$(252.5)	884	$14,437.6	$(182.1)	507	$4,132.2	$(70.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2017
Fixed maturities:
U.S. government obligations	34	$2,747.0	$(20.6)	34	$2,747.0	$(20.6)	0	$0	$0
State and local government obligations	340	986.3	(10.7)	310	906.5	(9.5)	30	79.8	(1.2)
Corporate debt securities	147	2,494.7	(15.0)	139	2,415.1	(14.9)	8	79.6	(0.1)
Residential mortgage-backed securities	247	916.3	(11.7)	138	297.1	(1.7)	109	619.2	(10.0)
Commercial mortgage-backed securities	92	1,131.9	(16.3)	73	985.7	(14.2)	19	146.2	(2.1)
Other asset-backed securities	118	1,601.6	(3.1)	112	1,521.4	(2.8)	6	80.2	(0.3)
Redeemable preferred stocks	1	11.4	(1.1)	0	0	0	1	11.4	(1.1)
Total fixed maturities	979	9,889.2	(78.5)	806	8,872.8	(63.7)	173	1,016.4	(14.8)
Equity securities:
Nonredeemable preferred stocks	9	197.0	(11.8)	5	78.5	(0.7)	4	118.5	(11.1)
Common equities	68	49.2	(4.8)	61	48.3	(4.8)	7	0.9	0
Total equity securities	77	246.2	(16.6)	66	126.8	(5.5)	11	119.4	(11.1)
Total portfolio	1,056	$10,135.4	$(95.1)	872	$8,999.6	$(69.2)	184	$1,135.8	$(25.9)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2017
Fixed maturities:
U.S. government obligations	58	$5,817.0	$(44.0)	41	$4,869.3	$(34.6)	17	$947.7	$(9.4)
State and local government obligations	358	1,200.3	(9.3)	230	737.6	(4.4)	128	462.7	(4.9)
Corporate debt securities	222	2,979.4	(14.4)	171	2,072.9	(9.1)	51	906.5	(5.3)
Residential mortgage-backed securities	201	300.9	(3.4)	30	75.1	(0.2)	171	225.8	(3.2)
Commercial mortgage-backed securities	105	1,682.3	(13.3)	63	1,221.2	(5.9)	42	461.1	(7.4)
Other asset-backed securities	197	1,837.3	(4.5)	134	1,377.8	(3.3)	63	459.5	(1.2)
Redeemable preferred stocks	2	21.8	(1.5)	1	10.8	(0.1)	1	11.0	(1.4)
Total fixed maturities	1,143	13,839.0	(90.4)	670	10,364.7	(57.6)	473	3,474.3	(32.8)
Equity securities:
Nonredeemable preferred stocks	4	127.8	(8.8)	1	56.5	(0.5)	3	71.3	(8.3)
Common equities	19	13.4	(0.2)	18	13.4	(0.2)	1	0	0
Total equity securities	23	141.2	(9.0)	19	69.9	(0.7)	4	71.3	(8.3)
Total portfolio	1,166	$13,980.2	$(99.4)	689	$10,434.6	$(58.3)	477	$3,545.6	$(41.1)

Since both March 31, 2017 and December 31, 2017, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily the result of rising interest rates during the latter part of 2017 and early 2018. We had no material decreases in valuation as a result of credit rating downgrades on our fixed-maturity securities. All of the fixed-maturity securities in an unrealized loss position at March 31, 2018 in the table above are current with respect to required principal and interest payments.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	March 31,		December 31, 2017
(millions)	2018	2017
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(43.3)	$(19.7)
Commercial mortgage-backed securities	(0.3)	(0.5)	(0.3)
Total fixed maturities	$(20.0)	$(43.8)	$(20.0)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2018 and 2017, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2017	$0	$0.5	$0.5
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at March 31, 2018	$0	$0.5	$0.5

	Three Months Ended March 31, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2016	$11.1	$0.4	$11.5
Reductions for securities sold/matured	0	(0.3)	(0.3)
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at March 31, 2017	$11.4	$0.1	$11.5
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the three months ended March 31, 2018 or 2017.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2018	2017
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$0	$0.4
State and local government obligations	8.6	0.5
Corporate and other debt securities	0.1	4.1
Residential mortgage-backed securities	0	0.1
Commercial mortgage-backed securities	1.7	1.2
Other asset-backed securities	0	0.3
Redeemable preferred stocks	1.1	0.3
Total available-for-sale securities	11.5	6.9
Equity securities:
Nonredeemable preferred stocks	3.6	45.4
Common equities	119.9	7.4
Total equity securities	123.5	52.8
Subtotal gross realized gains on security sales	135.0	59.7
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(8.9)	(3.2)
State and local government obligations	(1.3)	(0.1)
Corporate and other debt securities	(3.1)	(0.9)
Commercial mortgage-backed securities	(6.3)	(2.4)
Other asset-backed securities	(0.1)	0
Total available-for-sale securities	(19.7)	(6.6)
Equity securities:
Nonredeemable preferred stocks	(0.4)	(1.2)
Common equities	(7.9)	(0.1)
Total equity securities	(8.3)	(1.3)
Subtotal gross realized losses on security sales	(28.0)	(7.9)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(8.9)	(2.8)
State and local government obligations	7.3	0.4
Corporate and other debt securities	(3.0)	3.2
Residential mortgage-backed securities	0	0.1
Commercial mortgage-backed securities	(4.6)	(1.2)
Other asset-backed securities	(0.1)	0.3
Redeemable preferred stocks	1.1	0.3
Total available-for-sale securities	(8.2)	0.3
Equity securities:
Nonredeemable preferred stocks	3.2	44.2
Common equities	112.0	7.3
Total equity securities	115.2	51.5
Subtotal net realized gains (losses) on security sales	107.0	51.8
Net holding period gains (losses)
Hybrid securities	(3.2)	0.8
Equity securities	(152.0)	0
Subtotal net holding period gains (losses)	(155.2)	0.8
Other-than-temporary impairment losses
Equity securities:
Common equities	0	(1.0)
Subtotal other-than-temporary impairment losses	0	(1.0)
Litigation settlements and other gains (losses)	0	0.3
Total net realized gains (losses) on securities	$(48.2)	$51.9

Gross realized gains were predominantly the result of sales in our indexed common stock portfolio in order to reduce the overall portfolio risk, while gross realized losses were predominantly in our available-for-sale securities and were the result of changes in credit spreads and interest rates. Also included are holding period change in valuation gains and losses on equity securities and hybrid securities, write-downs for securities determined to be other-than-temporarily impaired, and recoveries from litigation settlements related to investments.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three months ended March 31, 2018 for equity securities held at quarter end:

Three Months
(millions)	2018
Total net gains (losses) recognized during the period on equity securities	$(36.8)
Less: Net gains (losses) recognized on equity securities sold during the period	115.2
Net holding period gains (losses) recognized during the period on equity securities held at period end	$(152.0)
Note: Comparative disclosure for the prior year period is not meaningful.
Net Investment Income  The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2018	2017
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$39.8	$12.7
State and local government obligations	10.0	13.3
Foreign government obligations	0	0.1
Corporate debt securities	36.2	29.6
Residential mortgage-backed securities	6.9	9.6
Commercial mortgage-backed securities	21.2	18.8
Other asset-backed securities	13.6	9.9
Redeemable preferred stocks	2.6	3.4
Total fixed maturities	130.3	97.4
Short-term investments	10.1	7.0
Total available-for-sale securities	140.4	104.4
Equity securities:
Nonredeemable preferred stocks	10.9	11.5
Common equities	15.0	13.3
Total equity securities	25.9	24.8
Investment income	166.3	129.2
Investment expenses	(6.0)	(5.6)
Net investment income	$160.3	$123.6

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio. The increase in net investment income on a year-over-year basis for the three months ended March 31, 2018, was a combination of an increase in average assets, from strong underwriting growth and profitability, as well as the $850 million debt issuance in the second quarter 2017, and an increase in portfolio yields as a result of our decision to increase the portfolio duration from 2.3 years at the end of the first quarter 2017 to 2.6 years at the end of the first quarter 2018.

Trading Securities At March 31, 2018 and 2017, and December 31, 2017, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2018 and 2017.

Derivative Instruments
We had no open derivative positions at March 31, 2018 or December 31, 2017. During the first quarter 2017, we entered into a forecasted debt issuance hedge, to hedge against a possible rise in interest rates, with a 30-year interest rate swap for which we were paying a fixed rate and receiving a variable rate, in anticipation of a debt issuance. At March 31, 2017, we recorded a $4.0 million pretax unrealized gain as part of accumulated other comprehensive income and the balance of our margin collateral at the clearinghouse was $136.1 million, which is included in other assets on our Consolidated Balance Sheets. Upon issuance of $850 million of 4.125% Senior Notes due 2047 in April 2017, we closed the hedge and recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $8.0 million.
See Note 4 – Debt for further discussion.
Note 3 Fair Value — We have categorized our financial instruments, based on the degree of subjectivity inherent in the method by which they are valued, into a fair value hierarchy of three levels, as follows:

•
Level 1: Inputs are unadjusted quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. government obligations, which are continually priced on a daily basis, active exchange-traded equity securities, and certain short-term securities).

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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2018
Fixed maturities:
U.S. government obligations	$8,958.1	$0	$0	$8,958.1	$9,081.6
State and local government obligations	0	1,720.1	0	1,720.1	1,732.3
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	6,041.1	0	6,041.1	6,102.6
Subtotal	8,958.1	7,761.2	0	16,719.3	16,916.5
Asset-backed securities:
Residential mortgage-backed	0	751.8	0	751.8	746.7
Commercial mortgage-backed	0	2,269.5	0	2,269.5	2,289.8
Other asset-backed	0	2,462.1	0	2,462.1	2,472.4
Subtotal asset-backed securities	0	5,483.4	0	5,483.4	5,508.9
Redeemable preferred stocks:
Financials	0	64.0	0	64.0	61.2
Utilities	0	11.6	0	11.6	10.7
Industrials	0	141.8	0	141.8	129.9
Subtotal redeemable preferred stocks	0	217.4	0	217.4	201.8
Total fixed maturities	8,958.1	13,462.0	0	22,420.1	22,627.2
Short-term investments	2,569.5	482.9	0	3,052.4	3,052.4
Total available-for-sale securities	11,527.6	13,944.9	0	25,472.5	25,679.6
Equity securities:
Nonredeemable preferred stocks:
Financials	78.9	662.0	0	740.9	654.6
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	78.9	662.0	5.0	745.9	659.6
Common equities:
Common stocks	3,032.9	0	0	3,032.9	1,265.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,032.9	0	0.3	3,033.2	1,265.5
Total equity securities	3,111.8	662.0	5.3	3,779.1	1,925.1
Total portfolio	$14,639.4	$14,606.9	$5.3	$29,251.6	$27,604.7
Debt	$0	$4,048.3	$0	$4,048.3	$3,859.2

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2017
Fixed maturities:
U.S. government obligations	$3,325.8	$0	$0	$3,325.8	$3,345.5
State and local government obligations	0	2,488.4	0	2,488.4	2,475.8
Foreign government obligations	22.9	0	0	22.9	22.9
Corporate debt securities	0	5,208.0	0	5,208.0	5,199.6
Subtotal	3,348.7	7,696.4	0	11,045.1	11,043.8
Asset-backed securities:
Residential mortgage-backed	0	1,448.1	0	1,448.1	1,433.0
Commercial mortgage-backed	0	2,213.5	0	2,213.5	2,216.1
Other asset-backed	0	2,564.9	0	2,564.9	2,562.4
Subtotal asset-backed securities	0	6,226.5	0	6,226.5	6,211.5
Redeemable preferred stocks:
Financials	0	63.2	0	63.2	60.4
Utilities	0	31.4	0	31.4	30.6
Industrials	0	108.1	0	108.1	98.5
Subtotal redeemable preferred stocks	0	202.7	0	202.7	189.5
Total fixed maturities	3,348.7	14,125.6	0	17,474.3	17,444.8
Equity securities:
Nonredeemable preferred stocks:
Financials	131.1	678.7	0	809.8	710.3
Industrials	0	0	0	0	0
Subtotal nonredeemable preferred stocks	131.1	678.7	0	809.8	710.3
Common equities:
Common stocks	2,977.8	0	0	2,977.8	1,451.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,977.8	0	0.3	2,978.1	1,451.5
Total fixed maturities and equity securities	6,457.6	14,804.3	0.3	21,262.2	19,606.6
Short-term investments	2,226.7	814.1	0	3,040.8	3,040.8
Total portfolio	$8,684.3	$15,618.4	$0.3	$24,303.0	$22,647.4
Debt	$0	$3,198.3	$121.1	$3,319.4	$3,111.7

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2017
Fixed maturities:
U.S. government obligations	$6,645.9	$0	$0	$6,645.9	$6,688.8
State and local government obligations	0	2,297.1	0	2,297.1	2,285.6
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	4,997.7	0	4,997.7	4,997.2
Subtotal	6,645.9	7,294.8	0	13,940.7	13,971.6
Asset-backed securities:
Residential mortgage-backed	0	836.7	0	836.7	828.8
Commercial mortgage-backed	0	2,758.6	0	2,758.6	2,760.1
Other asset-backed	0	2,454.7	0	2,454.7	2,454.5
Subtotal asset-backed securities	0	6,050.0	0	6,050.0	6,043.4
Redeemable preferred stocks:
Financials	0	64.1	0	64.1	61.3
Utilities	0	11.4	0	11.4	10.1
Industrials	0	135.5	0	135.5	123.5
Subtotal redeemable preferred stocks	0	211.0	0	211.0	194.9
Total fixed maturities	6,645.9	13,555.8	0	20,201.7	20,209.9
Equity securities:
Nonredeemable preferred stocks:
Financials	80.6	718.2	0	798.8	693.6
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	80.6	718.2	5.0	803.8	698.6
Common equities:
Common stocks	3,399.5	0	0	3,399.5	1,498.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,399.5	0	0.3	3,399.8	1,499.0
Total fixed maturities and equity securities	10,126.0	14,274.0	5.3	24,405.3	22,407.5
Short-term investments	1,824.4	1,045.0	0	2,869.4	2,869.4
Total portfolio	$11,950.4	$15,319.0	$5.3	$27,274.7	$25,276.9
Debt	$0	$3,606.5	$37.1	$3,643.6	$3,306.3
Our portfolio valuations, excluding short-term investments, classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including: pricing vendors, dealers/market makers, and exchange-quoted prices. We did not have any transfers between Level 1 and Level 2 during 2018 or 2017.
Our short-term security holdings classified as Level 1 are highly liquid, actively marketed, and have a very short duration, primarily 90 days or less to redemption. These securities are held at their original cost, adjusted for any accretion of discount, since that value very closely approximates what an active market participant would be willing to pay for such securities. The remainder of our short-term securities are classified as Level 2 and are not priced externally since these securities continually trade at par value. These securities are classified as Level 2 since they are primarily longer-dated securities issued by municipalities that contain either liquidity facilities or mandatory put features within one year.
At March 31, 2018, vendor-quoted prices represented 75% of our Level 1 classifications (excluding short-term investments), compared to 54% and 66% at March 31, 2017 and December 31, 2017, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At March 31, 2018 and 2017, and December 31, 2017, vendor-quoted prices comprised 99%, 99%, and 98%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 1%, 1%, and 2%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2018 and 2017, and December 31, 2017, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At March 31, 2018 and December 31, 2017, we held one private nonredeemable preferred security with a value of $5.0 million that was priced internally. The security was purchased during the third quarter 2017 and the value at both periods equals the cost at acquisition. A review of their latest available financial statements did not reveal any significant changes that would impact the security's fair value. We did not hold any internally priced securities at March 31, 2017.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2018 or 2017, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

We did not have any material changes in fair value associated with Level 3 assets for the three months ended March 31, 2018 and 2017.

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2018 and 2017, and December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Industrials[1]	$5.0	Internal price	Purchase price	3.9
Subtotal Level 3 securities	5.0
Pricing exemption securities[2]	0.3
Total Level 3 securities	$5.3
1The security was internally-priced since it is privately held and it was valued at March 31, 2018 using the purchase price.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Industrials	$0	NA	NA	NA
Subtotal Level 3 securities	0
Pricing exemption securities[1]	0.3
Total Level 3 securities	$0.3
NA= Not applicable, since we did not hold any nonredeemable preferred stock Level 3 securities at March 31, 2017.
1The fair values for these securities were determined with unobservable inputs not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2017	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Industrials[1]	$5.0	Internal price	Purchase price	3.9
Subtotal Level 3 securities	5.0
Pricing exemption securities[2]	0.3
Total Level 3 securities	$5.3
1The security was internally-priced since it is privately held and it was valued at December 31, 2017 using the purchase price.
2The fair values for these securities were determined with unobservable inputs not reasonably available to us.
Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	March 31, 2018		March 31, 2017		December 31, 2017
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.9	$512.1	$498.5	$527.9	$498.8	$520.7
2.45% Senior Notes due 2027	496.2	458.3	495.8	468.6	496.1	477.9
6 5/8% Senior Notes due 2029	296.2	370.4	296.0	386.3	296.1	382.3
6.25% Senior Notes due 2032	395.4	498.9	395.2	512.1	395.3	516.9
4.35% Senior Notes due 2044	346.5	360.2	346.5	366.7	346.5	388.7
3.70% Senior Notes due 2045	395.2	376.6	395.1	380.0	395.2	402.9
4.125% Senior Notes due 2047	841.3	858.6	0	0	841.2	917.1
4.20% Senior Notes due 2048	589.5	613.2	0	0	0	0
6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067	0	0	563.5	556.7	0	0
Other debt instruments	0	0	121.1	121.1	37.1	37.1
Total	$3,859.2	$4,048.3	$3,111.7	$3,319.4	$3,306.3	$3,643.6

The other debt instruments reported in the table above were issued by ARX, prior to The Progressive Corporation acquiring a controlling interest in 2015. During the first quarter 2018, ARX repaid its term loans, in their entirety, in the aggregate principal amount of $37.1 million and, during the third quarter 2017, redeemed its junior subordinated notes and senior notes, in their entirety, in the aggregate principal amount of $65.2 million. Both the repayment and the redemptions were funded in part with proceeds from fixed-rate loans made by The Progressive Corporation. These intercompany transactions were eliminated in consolidation.
The Progressive Corporation Debt
The Progressive Corporation issued $600 million of 4.20% Senior Notes due 2048 (the “4.20% Senior Notes”) in March 2018, and $850 million of 4.125% Senior Notes due 2047 (the “4.125% Senior Notes”) in April 2017, in underwritten public offerings. The net proceeds from these issuances, after deducting underwriter’s discounts, commissions, and other issuance costs, were approximately $589.5 million and $841.1 million, respectively. In addition, upon issuance of the 4.125% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized an $8.0 million pretax unrealized loss as part of accumulated other comprehensive income (loss), which is being amortized as an adjustment to interest expense over the life of the 4.125% Senior Notes. Consistent with the other senior notes issued by Progressive, interest on the 4.20% Senior Notes and 4.125% Senior Notes is payable semiannually and both are redeemable, in whole or in part, at any time.
During the second quarter 2017, we redeemed our 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, at par, in the aggregate principal amount of $563.7 million.
The Progressive Corporation Line of Credit
During 2017, The Progressive Corporation entered into a new line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. This line of credit replaced a previous line of credit with a maximum principal amount of $100 million that expired in April 2017. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2018, the expiration date of the line of credit. Prepayments are permitted without penalty. The Line of Credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during the first three months of 2018 or throughout 2017.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2018 and 2017, and December 31, 2017, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For deferred taxes on items that are reported in accumulated other comprehensive income, our policy is to release the income tax effects related to these items on an aggregate portfolio approach. For this purpose, we consider our available-for-sale fixed maturity securities and hedges on forecasted transactions as separate portfolios.
For the three months ended March 31, 2018, there have been no material changes in our uncertain tax positions.
The effective tax rate for the three months ended March 31, 2018 was 19.9%, compared to 32.9% for the same period in 2017. The current year effective tax rate is lower due to the reduction in the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
As of March 31, 2018, we have not fully completed our accounting for the tax effects of the enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 with regard to the deductibility of compensation expense for certain covered executives due to uncertainty surrounding the appropriate tax treatment of outstanding performance-based awards, and uncertainty surrounding the discount factors to be applied for loss reserve discounting. We are waiting for the Internal Revenue Service to publish additional guidance or information for both items.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves during the first quarter is summarized as follows:

	March 31,
(millions)	2018	2017
Balance, Beginning of period	$13,086.9	$11,368.0
Less reinsurance recoverables on unpaid losses	2,170.1	1,801.0
Net balance, Beginning of period	10,916.8	9,567.0
Incurred related to:
Current year	4,815.2	4,152.2
Prior years	55.6	111.2
Total incurred	4,870.8	4,263.4
Paid related to:
Current year	2,217.8	1,933.2
Prior years	2,377.8	2,118.7
Total paid	4,595.6	4,051.9
Net balance, End of period	11,192.0	9,778.5
Plus reinsurance recoverables on unpaid losses	2,137.0	1,850.4
Balance, End of period	$13,329.0	$11,628.9

We experienced unfavorable reserve development of $55.6 million and $111.2 million for the first quarter of 2018 and 2017, respectively, which is reflected as “Incurred related to prior years” in the table above.
First quarter 2018

•	The unfavorable prior year reserve development was attributable to accident years 2017 and 2016, with accident years 2015 and prior recognizing $6 million of favorable development.

•
Our personal auto business incurred about $35 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with Agency and Direct auto businesses contributing about $24 million and $11 million, respectively. The unfavorable development was primarily due to an increase in reopened personal injury protection (PIP) claims.

•	Our Commercial Lines business experienced $19 million of unfavorable development primarily due to late reported losses and higher LAE than anticipated.

•	Our Property business recognized minimal unfavorable development of $2 million.
First quarter 2017

•	Approximately $100 million of the unfavorable prior year reserve development was attributable to accident year 2016.

•
Our vehicle businesses incurred about $124 million of unfavorable LAE reserve development for the first quarter 2017, partially offset by the favorable loss and LAE reserve development in our Property business.

•
Our Agency and Direct auto businesses incurred about $68 million and $37 million, respectively, of the total unfavorable reserve development, primarily due to an increase in costs related to property damage, unfavorable PIP case reserve development, mainly in Michigan, and more late reported bodily injury claims than anticipated.

•	Our Commercial Lines business experienced unfavorable development primarily due to more late reported injury claims than anticipated.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts on ARX’s subsidiaries, which are primarily collateralized by U.S. Treasury notes. The amount of reverse repurchase commitments held by ARX’s subsidiaries at March 31, 2018 and 2017, and December 31, 2017, were $166.6 million, $140.0 million, and $247.2 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) are administrators.
We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2018	2017
Income taxes	$0	$0.7
Interest	33.3	33.1

Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes primary liability and physical damage insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our other indemnity businesses include our run-off businesses. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through our programs with ASI and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions, including those between Progressive and ASI, are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2018		2017
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,063.8	$409.1	$2,631.5	$249.7
Direct	3,016.3	298.0	2,523.7	175.3
Total Personal Lines[1]	6,080.1	707.1	5,155.2	425.0
Commercial Lines	808.6	94.8	645.5	67.4
Property[2]	285.3	28.5	226.0	7.8
Other indemnity	0	0.2	0	(0.2)
Total underwriting operations	7,174.0	830.6	6,026.7	500.0
Fees and other revenues[3]	103.8	NA	85.2	NA
Service businesses	34.2	4.9	28.5	2.6
Investments[4]	118.1	112.1	181.1	175.5
Other gains (losses)	0	0	0.2	0.2
Interest expense	NA	(36.8)	NA	(36.8)
Consolidated total	$7,430.1	$910.8	$6,321.7	$641.5
NA = Not applicable
1 Personal auto insurance accounted for 94% and 93% of the total Personal Lines segment net premiums earned in the first quarter of 2018 and 2017, respectively; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three months ended March 31, 2018 and 2017, pretax profit (loss) includes $18.0 million and $15.5 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, will not affect the value of the net income attributable to the noncontrolling interest.
3 Pretax profit (loss) for fees and other revenues are attributable to operating segments.
4 Revenues represent recurring investment income and total net realized gains (losses) on securities; pretax profit is net of investment expense.

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

	Three Months Ended March 31,
	2018		2017
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	13.4%	86.6	9.5%	90.5
Direct	9.9	90.1	6.9	93.1
Total Personal Lines	11.6	88.4	8.2	91.8
Commercial Lines	11.7	88.3	10.4	89.6
Property[1]	10.0	90.0	3.4	96.6
Total underwriting operations	11.6	88.4	8.3	91.7
1 Included in the three months ended March 31, 2018 and 2017, is 6.3 points and 6.9 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX.

Note 9 Dividends
Annual Variable Common Share Dividends
We maintain a policy of paying an annual variable dividend on our common shares that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income multiplied by a performance factor (Gainshare factor), which is determined by reference to the Agency auto, Direct auto, special lines, Commercial Lines, and Property business units, with minor exclusions and adjustments, and subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2017, the Board determined the target percentage for 2018 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2017 target percentage. Since the inception of our variable dividend, we have applied a tax rate of 35% to calculate the after-tax underwriting income. Beginning in 2018, we will apply a rate of 21% to calculate the after-tax underwriting income.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). On a year-to-date basis, as of March 31, 2018, the Gainshare factor was 1.99. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our annual dividend program will result in a variable payment to shareholders each year, subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable under our annual variable dividend policy. In addition, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. The Board could decide to alter our policy, or not to pay the annual variable dividend, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in the U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position.
Following is a summary of our shareholder dividends that were declared in the last two years:

(millions, except per share amounts)			Amount
Dividend Type	Declared	Paid	Per Share	Total[1]
Annual – Variable	December 2017	February 2018	$1.1247	$655.1
Annual – Variable	December 2016	February 2017	$0.6808	$395.4
1 Based on an estimate of shares outstanding as of the record date. For the dividends declared in December 2017 and 2016, we paid $654.9 million and $395.4 million, respectively.

Preferred Share Dividends
In the first quarter 2018, we issued 500,000 of our Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares, without par value (the “Series B Preferred Shares”), with a liquidation preference of $1,000 per share (the “stated amount”). Holders of the Series B Preferred Shares will be entitled to receive cumulative cash dividends semi-annually in March and September, if and when declared by the Board of Directors. Until March 15, 2023 (the “fixed-rate period”), the annual dividend rate is fixed at 5.375% of the stated amount per share. Beginning March 15, 2023, the annual dividend rate switches to a floating rate equal to the three-month LIBOR rate plus a spread of 2.539% applied to the stated amount per share. After the fixed-rate period and up until redemption of the Series B Preferred Shares, the dividends would be payable quarterly, if and when declared by the Board of Directors. The Series B Preferred Shares are perpetual and have no stated maturity date. After the fixed-rate period, we may redeem the Series B Preferred Shares at the stated amount plus all accrued and unpaid dividends.
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2017	$1,977.8	$(695.6)	$1,282.2	$1,295.0	$(14.8)	$0	$2.0
Cumulative effect adjustment[1]	(2,006.0)	705.8	(1,300.2)	(1,300.2)	0	0	0
Reclassification of disproportionate tax effect[2]	0	(4.3)	(4.3)	(1.1)	(3.2)	0	0
Adjusted balance at December 31, 2017	(28.2)	5.9	(22.3)	(6.3)	(18.0)	0	2.0
Other comprehensive income (loss) before reclassifications:
Investment securities	(203.4)	42.8	(160.6)	(160.6)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	5.1	(1.1)	4.0	0	0	0	4.0
Total other comprehensive income (loss) before reclassifications	(198.3)	41.7	(156.6)	(160.6)	0	0	4.0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	(7.7)	1.6	(6.1)	(6.1)	0	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0	0
Total reclassification adjustment for amounts realized in net income	(7.9)	1.6	(6.3)	(6.1)	(0.2)	0	0
Total other comprehensive income (loss)	(190.4)	40.1	(150.3)	(154.5)	0.2	0	4.0
Balance at March 31, 2018	$(218.6)	$46.0	$(172.6)	$(160.8)	$(17.8)	$0	$6.0

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2016	$1,439.5	$(506.1)	$933.4	$939.6	$(9.4)	$(1.1)	$4.3
Other comprehensive income (loss) before reclassifications:
Investment securities	254.5	(89.2)	165.3	165.3	0	0	0
Forecasted transactions	4.0	(1.4)	2.6	0	2.6	0	0
Foreign currency translation adjustment	0.5	(0.2)	0.3	0	0	0.3	0
Loss attributable to noncontrolling interest (NCI)	(1.5)	0.6	(0.9)	0	0	0	(0.9)
Total other comprehensive income (loss) before reclassifications	257.5	(90.2)	167.3	165.3	2.6	0.3	(0.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(1.0)	0.4	(0.6)	(0.6)	0	0	0
Net realized gains (losses) on securities	51.6	(18.1)	33.5	33.5	0	0	0
Interest expense	0.5	(0.2)	0.3	0	0.3	0	0
Total reclassification adjustment for amounts realized in net income	51.1	(17.9)	33.2	32.9	0.3	0	0
Total other comprehensive income (loss)	206.4	(72.3)	134.1	132.4	2.3	0.3	(0.9)
Balance at March 31, 2017	$1,645.9	$(578.4)	$1,067.5	$1,072.0	$(7.1)	$(0.8)	$3.4
1Reflects the fair value changes on equity securities as of December 31, 2017, which are reported as realized gains (losses) under the new accounting guidance. See Note 14 – New Accounting Standards for additional information.
2Reflects the effect of the change in the U.S. federal tax rate on our available-for-sale fixed maturity securities and our hedges on forecasted transactions as of December 31, 2017. See Note 14 – New Accounting Standards for additional information.
In an effort to manage interest rate risk, we often enter into forecasted transactions on Progressive’s debt issuances. We expect to reclassify $1.0 million (pretax) into interest expense during the next 12 months, related to net unrealized losses on forecasted transactions (see Note 4 – Debt for further discussion).
Note 11 Litigation — The Progressive Corporation and/or its insurance subsidiaries are named as defendants in various lawsuits arising out of claims made under insurance policies written by our insurance subsidiaries in the ordinary course of business. We consider all legal actions relating to such claims in establishing our loss and loss adjustment expense reserves. In addition, The Progressive Corporation and/or its subsidiaries are named as defendants in a number of class action or individual lawsuits that challenge certain of the operations of the subsidiaries.
These cases include those alleging damages as a result of our subsidiaries’ practices in evaluating or paying medical or injury claims or benefits, including, but not limited to, personal injury protection, medical payments, and bodily injury benefits; the utilization, content, or appearance of policy documents; labor rates paid to auto body repair shops; wage and hour issues; and cases challenging other aspects of our subsidiaries’ claims, marketing, or sales practices, or other business operations. Other insurance companies face many of these same issues.
The nature and volume of litigation to which The Progressive Corporation is subject is similar to that which was disclosed in Note 12 – Litigation in our 2017 Annual Report to Shareholders.
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2018 or 2017, and there were no material settlements during the first quarter of 2018 or 2017. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2017 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2017 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX stockholders have the right to “put” their ARX shares to Progressive in two installments, one in early 2018 and one in early 2021, and Progressive has the ability to “call” a portion of the outstanding shares shortly thereafter. If these rights are exercised in full when available, our ownership stake in ARX capital stock would exceed 80% in 2018 and would reach 100% in 2021. See Note 15 – Redeemable Noncontrolling Interest in our 2017 Annual Report to Shareholders for a discussion of the purchase prices for shares to be purchased by Progressive pursuant to these put or call rights.
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
In addition to these minority shares, at March 31, 2018, ARX employees held options to purchase 21,550 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the right to “put” these shares to Progressive, as described above. Until the options are exercised, the underlying obligation of approximately $31.6 million is not recorded as part of redeemable NCI.
The changes in the components of redeemable NCI during the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017, were:

(millions)	March 31, 2018	March 31, 2017	December 31, 2017
Balance, Beginning of period	$503.7	$483.7	$483.7
Net income attributable to NCI	11.8	6.0	5.9
Other comprehensive income (loss) attributable to NCI	(4.0)	0.9	2.3
Exercise of employee stock options	1.4	3.4	3.4
Change in redemption value of NCI	1.3	0.2	8.4
Balance, End of period	$514.2	$494.2	$503.7
Subsequent Event
In April 2018, pursuant to the stockholders’ agreement, the minority ARX stockholders put 204,527 shares, including 5,483 shares that were issued upon the exercise of the outstanding stock options, bringing Progressive's total ownership interest in ARX to 86.7%. The total cost to Progressive to acquire these additional shares was $295.9 million.

Note 13 Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2018, there were no changes to the carrying amount of goodwill. Goodwill recorded at March 31, 2018 and December 31, 2017 was $452.7 million and $449.4 million at March 31, 2017. The increase since the first quarter 2017 was the result of the acquisition of a small excess and surplus lines insurance company during the second quarter 2017. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of March 31, 2018 and 2017, and December 31, 2017:

(millions)	March 31, 2018	March 31, 2017	December 31, 2017
Intangible assets subject to amortization	$336.2	$404.9	$354.2
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$348.6	$417.3	$366.6
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	March 31, 2018			March 31, 2017			December 31, 2017
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$109.8	$146.4	$256.2	$73.2	$183.0	$256.2	$100.7	$155.5
Agency relationships	159.2	34.2	125.0	159.2	22.7	136.5	159.2	31.3	127.9
Software rights	79.1	32.1	47.0	79.1	21.5	57.6	79.1	29.4	49.7
Trade name	34.8	17.0	17.8	34.8	7.0	27.8	34.8	13.7	21.1
Total	$529.3	$193.1	$336.2	$529.3	$124.4	$404.9	$529.3	$175.1	$354.2

Amortization expense was $18.0 million and $15.5 million for the three months ended March 31, 2018 and 2017, respectively.
During the third quarter 2017, we revised our estimate of the economic useful life of our trade name intangible asset from an original life of 10 years to a remaining life of 2 years. The decrease in the useful life represents the estimated length of time that it is expected to take to transition the branding of our Property products from the ASI trade name to the Progressive brand. As of March 31, 2018, the remaining average life of all of our intangible assets is 4.7 years.
Note 14 New Accounting Standards
Issued
In January 2018, the Financial Accounting Standards Board (FASB) proposed an Accounting Standards Update (ASU), which would provide targeted improvements to the new lease accounting guidance issued by the FASB in February 2016 (the “2016 ASU”). The 2016 ASU, which eliminates the off-balance-sheet accounting for leases, will require lessees to report their operating leases as both an asset and liability on the statement of financial position and to disclose key information about leasing arrangements in the financial statement footnotes. Under the 2016 ASU, there will be no change to the recognition of lease expense in our results of operations. The 2016 ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2018 (2019 for calendar-year companies). Under the proposed guidance, companies would have the option to apply the new lease requirements either as of the effective date (i.e., January 1, 2019), with comparative information presented in accordance with the previous standard, or on a modified retrospective basis, which would restate all financial statement information as of the beginning of the earliest period presented and is the transition method under the 2016 ASU. Based on our lease portfolio at March 31, 2018, and in accordance with the accounting elections available in the 2016 ASU, we would have recorded an increase to assets and liabilities of approximately $140 million, and there would have been no impact on our results of operations or cash flows. Therefore, we do not expect this standard to have a material impact on our financial condition.

In March 2017, the FASB issued an ASU related to premium amortization on purchased callable debt securities. The intent of the standard is to shorten the amortization period for certain purchased callable debt securities held at a premium. Under the ASU, the premium is required to be amortized to the earliest call date. The ASU more closely aligns interest income recorded on bonds held at a premium with the economics of the underlying instrument. The ASU, which is required to be applied on a modified retrospective basis, is effective for fiscal years beginning after December 15, 2018 (2019 for calendar-year companies), and interim periods within those fiscal years. Since we have historically used a yield-to-worst scenario for our securities that were purchased at a premium, and the first call on a premium security most often produces the lowest and most conservative yield, we do not expect this standard to have a significant impact on our financial condition, cash flows, or results of operations.
In January 2017, the FASB issued an ASU, which eliminates the requirement to determine the implied value of goodwill in measuring an impairment loss. Upon adoption, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over fair value, limited to the carrying value of goodwill. This ASU is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permitted. We do not expect this standard to have a material impact on our financial position or results of operations.

In June 2016, the FASB issued an ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. Additionally, this update will modify the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and will result in the creation of an allowance for credit losses as a contra asset account. The ASU will require cumulative-effect changes to retained earnings in the period of adoption, if any occur, and will also require prospective changes on previously recorded impairments. This ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permissible (including interim periods within that fiscal year) beginning after December 15, 2018 (2019 for calendar-year companies). While the ASU creates additional accounting complexities related to the recognition of the impairment losses, and subsequent recoveries, through an allowance for credit losses account, we do not expect that the ASU will have a material impact on our current method of evaluating securities for credit losses or the timing or recognition of the amounts of the impairment losses.
Adopted
On January 1, 2018, we adopted the ASU intended to improve the recognition and measurement of financial instruments. Under this update, the changes in fair value of equity securities are recognized as a component of net income. Upon adoption, we recorded a cumulative-effect adjustment of $1.3 billion, which is net of taxes. The cumulative-effect adjustment represents the amount of after-tax net unrealized gains on equity securities that was recorded as part of accumulated other comprehensive income at December 31, 2017. The adoption of this ASU had no impact on comprehensive income. Consistent with our historical presentation, cash flows on equity securities will be reflected as investing activities in the Consolidated Statements of Cash Flows.

In the first quarter 2018, we adopted the ASU related to the reclassification of certain tax effects from accumulated other comprehensive income. This update provided companies with the option to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the legislation commonly known as the Tax Cuts and Jobs Act of 2017 to retained earnings. We opted to make the reclassification, which resulted in a decrease to accumulated other comprehensive income and an offsetting increase to retained earnings of $4.3 million. This reclass was solely due to the effect of the change in the U.S. federal tax rate on our available-for-sale fixed-maturity securities and our hedges on forecasted transactions. There were no disproportionate tax effects related to our equity securities subsequent to adopting the ASU related to classification and measurement discussed above.
Note 15 Reclassification — For the period ended March 31, 2017, we reclassified the change in the net holding period gains (losses) on hybrid securities held at March 31, 2017 to “net holding period gains (losses) on securities” out of “net realized gains (losses) on security sales” to conform with the current-year Consolidated Statements of Comprehensive Income presentation. There was no overall impact on total net realized gains (losses) on securities. We also reclassified the classification and presentation of restricted cash in our Consolidated Statements of Cash Flows in accordance with the accounting guidance we adopted for year end 2017 relating to this item; there was no overall impact on the increase in cash, cash equivalents, and restricted cash as a result of this reclassification. In addition, on our Consolidated Balance Sheets for December 31, 2017, we reclassified our “dividends payable” into “accounts payable, accrued expenses, and other liabilities” to be consistent with the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the first quarter 2018, compared to the same period last year. During the quarter, we generated $8.0 billion of net premiums written, nearly $1.5 billion, or 23%, more than in the first quarter 2017. In addition, companywide net premiums earned increased 19% and policies in force grew 12% to end the quarter at 18.9 million policies, 0.7 million more policies in force than at year-end 2017. For the first quarter 2018, we produced an underwriting margin of 11.6%, 3.3 points better than the first quarter last year, and a 66% increase in our pretax underwriting profitability, in part reflecting our increase in average written premium per policy, 56% less catastrophe losses this year, and continued decreases in our auto claims frequency.
On a year-over-year basis, net income attributable to Progressive increased 69%, primarily due to growth in our underwriting profitability. Comprehensive income attributable to Progressive increased 2% on a year-over-year basis. Comprehensive income includes a decrease in the value of our investment portfolio in the first quarter 2018, compared to an increase in the portfolio valuation during the same period last year. Due to a change in accounting guidance, as of January 1, 2018, the change in value of our equity securities is reported as a component of net income, instead of being a component of “other comprehensive income,” while the change in value of fixed-maturity securities remains part of “other comprehensive income.” This accounting change may cause more volatility in net income based on equity market conditions. Therefore, comprehensive income may be a more beneficial measure of our overall performance.
During the first quarter 2018, our total capital (debt plus shareholders’ equity) increased $1.6 billion, to $14.2 billion. The increase primarily reflects the issuance of $600 million of 4.20% Senior Notes due 2048 and $500 million of Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares in March 2018.
A. Insurance Operations
Our Personal Lines, Commercial Lines, and Property operating segments were profitable during the first quarter 2018, with each segment contributing to our solid premium and policy in force growth. Our Personal Lines underwriting margin was 11.6%, Commercial Lines was 11.7%, and Property was 10.0%, which included 6.3 points of amortization expense, predominately related to our acquisition of a controlling interest of ARX Holding Corp. (ARX) in 2015. Our special lines products were also profitable in the first quarter and favorably impacted our total Personal Lines combined ratio by about 1.8 points, since the special lines products are used less in the colder weather months.
On a year-over-year basis, our catastrophe losses for the quarter were down 1.1 points. Nearly half of the catastrophe losses in the first quarter 2018, both on the vehicle and Property businesses, were due to storms in Alabama, Florida, Texas, and Virginia. For the quarter, our companywide prior accident years development had a 0.8 point unfavorable impact, compared to a 1.8 point unfavorable impact in the first quarter 2017. Our overall incurred personal auto frequency was down around 1.5%, while severity was up about 3%. While we priced for the increase in severity, we were not anticipating the continued decrease in frequency, which contributed to the underwriting profitability in the quarter.
During the quarter, total new personal auto applications (i.e., issued policies) increased 25% on a year-over-year basis, including a 19% and 31% increase in our Agency auto and Direct auto businesses, respectively. The significant increase in Direct auto applications reflects, in part, lower growth during the first quarter 2017. On a year-over-year basis, the personal auto businesses benefited from increased advertising spend, as well as competitive product offerings and position in the marketplace. We will continue to spend on marketing when we believe that it is an efficient use of our dollars. We continued to generate strong new business application growth in our bundled auto and home customers (i.e., Robinsons) in both the Agency and Direct channels. New applications for our special lines products were down 6% during the first quarter 2018, compared to the same period last year. We believe harsh and extended winter conditions adversely impacted growth in our special lines products.
For the Commercial Lines business, new applications increased 27% on a year-over-year basis during the first quarter 2018. We began to lift underwriting restrictions at the end of the first quarter of 2017, which is contributing to our growth. We will continue to monitor our growth with a view toward continuing to grow profitably while providing high-quality customer service.
The Property business had an 85% increase in new applications for the first quarter 2018, compared to the same period last year. Our home/condo products grew nearly 60%, while the balance is due to an increase in our renters, umbrella, and manufactured home products. We have increased our state footprint since the first quarter last year for both the homeowners and renters products. In addition, our product offerings are becoming more competitive and we are seeing growth through HomeQuote Explorer®, our online quoting platform for home insurance.

During the quarter, on a year-over-year basis, our written premium per policy for our personal auto businesses increased 5%, primarily reflecting the rate increases taken during the last 12 months. Written premium per policy increased 5% for our special lines products and increased 14% for our Commercial Lines business. The Commercial Lines increase reflects rate actions throughout 2017, as well as shifts in our mix of businesses to higher premium products. The written premium per policy for our Property business decreased 5%, reflecting a relatively larger increase in the renters business, which has lower premiums per policy.
We ended the first quarter 2018 with 12.3 million personal auto policies in force, with Agent auto and Direct auto growing 13% and 15%, respectively, over the the same period last year. Our special lines products policies in force grew 1% over the first quarter last year, Commercial Lines grew 8%, and Property grew 30%. On a year-over-year basis, total Personal Lines increased policies in force by about 1.5 million policies, Commercial Lines increased policies by nearly 52,000, and Property increased policies by about 0.4 million.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase our share of multi-product households continue to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is one measure of customer retention in our vehicle businesses. Policy life expectancy has increased in Personal Lines, with our trailing 12-month total auto policy life expectancy up 10% over the first quarter last year and special lines up 1%. Our Agency auto and Direct auto policy life expectancy were up 11% and 8%, respectively. These increases reflect our Destination Era initiatives, where we have experienced an increase in customers who bundle their auto coverage with other products, which tends to translate to longer relationships with these customers. For Commercial Lines, our policy life expectancy decreased 1% year over year, primarily reflecting the impact of rate actions.
B. Investments

The fair value of our investment portfolio was $29.3 billion at March 31, 2018. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At March 31, 2018, 15% of our portfolio was allocated to Group I securities and 85% to Group II securities, compared to 17% and 83%, respectively, at December 31, 2017.
Our recurring investment income generated a pretax book yield of 2.6% for the first quarter 2018, compared to 2.3% for the same period in 2017. Our investment portfolio produced a fully taxable equivalent (FTE) total return of (0.3)% for the first quarter 2018, compared to 1.7% for the same period in 2017. Our fixed-income and common stock portfolios both had FTE total returns of (0.3)% for the first quarter 2018, compared to 1.1% and 6.1%, respectively, last year.
At March 31, 2018, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.6 years, compared to AA- and 2.5 years, respectively, at December 31, 2017. We lengthened our portfolio duration modestly during the first quarter in response to higher interest rates. We maintain our fixed-income portfolio strategy of investing in high-quality, liquid securities. We remain confident in our preference for shorter duration positioning during times of low interest rates as a means to limit any decline in portfolio value from an increase in rates.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Our total capital (debt plus shareholders’ equity) was $14.2 billion, at book value, at March 31, 2018, compared to $11.6 billion at March 31, 2017 and $12.6 billion at December 31, 2017. The increase in book value since year-end 2017 is primarily attributable to the issuance of $600 million of 4.20% Senior Notes due 2048 and $500 million of Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares (the “Series B Preferred Shares”), in March 2018 in underwritten public offerings. These offerings were made in response to our projected need for additional regulatory capital, which we forecast will be statutorily required to support future premium growth. The Series B Preferred Shares have a liquidation preference of $1,000 per share and an initial dividend rate of 5.375% payable semi-annually. In general, the Series B Preferred Shares cannot be redeemed for five years. After five years, the dividend rate is based on LIBOR plus a spread of 2.539% and is payable quarterly.
During the first quarter 2018, ARX repaid, in their entirety, its term loans in the aggregate principal amount of $37.1 million. At March 31, 2018, ARX has no external borrowings outstanding.
Considering the impact of the issuances on our total capital, our debt-to-total capital ratio remained below 30%, consistent with our financial policy. Our debt-to-total capital ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 27.2% at March 31, 2018, 26.7% at March 31, 2017, and 26.3% at December 31, 2017.
During the first quarter 2018, we took the following actions:

•
Repurchases of our common shares. In accordance with our financial policies, we will repurchase our common shares when it is prudent to do so. Our repurchases during the first quarter of both 2018 and 2017, were primarily pursuant to our equity incentive plans. As of March 31, 2018, we had 23.5 million shares remaining under our 2017 Board repurchase authorization. The following table shows our share repurchase activity during the respective periods:

	Three Months Ended March 31,
(millions, except per share amounts)	2018	2017
Total number of shares purchased	0.7	0.6
Total cost	$37.2	$21.4
Average price paid per share	$55.93	$35.86

•
Dividends. As part of our capital management activities, in February 2018 and 2017, we paid annual variable dividends of $1.1247 per share and $0.6808 per share, respectively, which were each declared in December of the prior year.

Operations generated positive cash flows of about $1.7 billion and $1.1 billion for the first three months of 2018 and 2017, respectively. The year-over-year increase primarily reflects the increase in premiums collected in excess of paid losses due to strong growth during the period. Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims.
In accordance with our stockholders’ agreement related to the ARX acquisition, The Progressive Corporation increased its share ownership of ARX to 86.7% in April 2018, when the minority ARX stockholders put 204,527 shares to Progressive, at a total cost of $295.9 million. The Progressive Corporation has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. See Note 12 – Redeemable Noncontrolling Interest for further discussion.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs. During the first three months of 2018 and at all times during 2017, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2017.
Our unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million was renewed during April 2018, on the same terms and conditions, and will expire on April 30, 2019. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.

Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on our Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. Nevertheless, as our premiums grow, our need for additional regulatory capital also grows. We may need to raise additional capital in the next 12 months if our premium growth exceeds our current expectations.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2018, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the debt and preferred share issuance transactions described above.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes operating leases and purchase obligations. There have been no material changes in the off-balance-sheet items since the discussion in the notes to the financial statements in Progressive’s Annual Report on Form 10-K for the year ended December 31, 2017.
III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel. Our other indemnity businesses include our run-off businesses.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs) and represented about 85% of our total net premiums written in the first quarter 2018, compared to 87% for the same period last year. We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia.
Personal auto represented 95% of our total Personal Lines net premiums written in the first quarter 2018, compared to 94% in the first quarter last year. These auto policies are primarily written for 6-month terms. The remaining Personal Lines business is comprised of special lines products, which are written for 12-month terms.
Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. Our Commercial Lines business represented 11% of our total net premiums written in the first quarter 2018, compared to 10% for the same period last year. We write Commercial Lines business in all 50 states and the majority of our policies are written for 12-month terms.
Our Property business writes residential property insurance (single family homes, condominium unit owners, rental coverage, etc.) for homeowners, other property owners, and renters. Our Property business represented 4% of our total net premiums written in the first quarter 2018, compared to 3% for the same period last year. Our Property business primarily consists of the operations of the ARX organization. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel. Property policies are generally written on a 12-month term. ASI writes residential property in 42 states and the District of Columbia and flood insurance in 43 states and the District of Columbia. ASI and Progressive also write renters insurance in 42 states and the District of Columbia. The Property business is highly concentrated with Florida and Texas representing nearly half of the year-to-date premium volume. In the first quarter 2018, we continued to transition ASI products from the ASI trade name to “Progressive Home,” “Progressive Condo,” etc. We expect to complete the transition in both our agency and direct channels over the next couple of years.

B. Profitability
Profitability for our underwriting operations is defined by pretax underwriting profit, which is calculated as net premiums earned plus fees and other revenues less losses and loss adjustment expenses, policy acquisition costs, and other underwriting expenses. We also use underwriting margin, which is underwriting profit or loss expressed as a percentage of net premiums earned, to analyze our results. For the respective periods, our underwriting profitability results were as follows:

	Three Months Ended March 31,
	2018		2017
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$409.1	13.4%	$249.7	9.5%
Direct	298.0	9.9	175.3	6.9
Total Personal Lines	707.1	11.6	425.0	8.2
Commercial Lines	94.8	11.7	67.4	10.4
Property[1]	28.5	10.0	7.8	3.4
Other indemnity[2]	0.2	NM	(0.2)	NM
Total underwriting operations	$830.6	11.6%	$500.0	8.3%
1 For the three months ended March 31, 2018 and 2017, pretax profit (loss) includes $18.0 million and $15.5 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting profit margin increased in the first quarter of 2018, compared to the same period last year. The increase was partially driven by higher written premium per policy on both our personal and commercial auto products, lower than anticipated frequency, and lower catastrophe losses, as compared to last year.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2018	2017	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	67.5	70.7	(3.2	) pts.
Underwriting expense ratio	19.1	19.8	(0.7	) pts.
Combined ratio	86.6	90.5	(3.9	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	69.6	72.6	(3.0	) pts.
Underwriting expense ratio	20.5	20.5	0.0	pts.
Combined ratio	90.1	93.1	(3.0	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	68.6	71.7	(3.1	) pts.
Underwriting expense ratio	19.8	20.1	(0.3	) pts.
Combined ratio	88.4	91.8	(3.4	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	67.4	67.6	(0.2	) pts.
Underwriting expense ratio	20.9	22.0	(1.1	) pts.
Combined ratio	88.3	89.6	(1.3	) pts.
Property
Loss & loss adjustment expense ratio	55.1	59.3	(4.2	) pts.
Underwriting expense ratio[2]	34.9	37.3	(2.4	) pts.
Combined ratio[2]	90.0	96.6	(6.6	) pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	67.9	70.7	(2.8	) pts.
Underwriting expense ratio	20.5	21.0	(0.5	) pts.
Combined ratio	88.4	91.7	(3.3	) pts.
Accident year loss & loss adjustment expense ratio[4]	67.1	68.9	(1.8	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three months ended March 31, 2018 and 2017, are 6.3 points and 6.9 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX. Excluding these additional expenses, the Property business would have reported expense ratios of 28.6 and 30.4 and a combined ratio of 83.7 and 89.7, respectively.
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
Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2018	2017
Change in net loss and LAE reserves	$275.2	$211.5
Paid losses and LAE	4,595.6	4,051.9
Total incurred losses and LAE	$4,870.8	$4,263.4
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
Our total loss and LAE ratio decreased 2.8 points for the first quarter 2018, compared to the same period last year, primarily due to higher average premiums, as well as lower catastrophe losses and lower auto frequency.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2018		2017
Vehicle businesses	$25.5		$61.4
Property business, net of reinsurance (excluding ASL)	24.6		92.9
Reinsurance (recoverable)/reversal on ASL[1]	(0.8)		(43.3)
Property business, net	23.8		49.6
Total net catastrophe losses incurred	$49.3		$111.0
Increase to combined ratio	0.7	pts.	1.8	pts.
1 Represents the reinsurance recoverable recorded, or the change in the reinsurance recoverable, on the losses under our aggregate stop-loss agreement (ASL); the development in 2018 is on losses that occurred during 2017. At March 31, 2018 and 2017, the balance in our reinsurance recoverable on the ASL, including LAE costs, was $5.4 million and $48.1 million, respectively.
The catastrophe losses in the first quarter 2018 were due in part to wind and hail storms in Alabama, Florida, Texas, and Virginia. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our vehicle businesses, but we reinsure most of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance and an aggregate stop-loss agreement.
In general, the loss and LAE from a single catastrophic event has to exceed $50 million before we are covered by our property catastrophe excess of loss reinsurance. Certain of our property catastrophe excess of loss agreements expire in the second quarter 2018. Our intent is to replace the expiring agreements with agreements providing fairly similar coverage.
The aggregate stop-loss agreement for 2018 covers all accident year losses and allocated loss adjustment expenses (ALAE) that occur during 2018, except those from named storms and liability claims, and provides $200 million of coverage if ASI’s applicable loss and ALAE ratio for the full accident year were to exceed 63%. The aggregate stop-loss agreement for 2017 had substantially the same terms as the 2018 agreement.
During the first quarter 2018, no new claims were made under reinsurance agreements with respect to 2018 losses.
The following discussion of our severity and frequency trends in our personal auto businesses excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 3% for the first quarter 2018, compared to the same period last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Collision increased about 9%, in part due to an increase in both severity and mix of total losses, and in part due to low severity incurred during the first quarter of 2017.

•	Bodily injury and auto property damage both increased about 2%.

•	Personal injury protection (PIP) decreased about 1%.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.

Our incurred frequency of auto accidents, on a calendar-year basis, decreased nearly 1.5% for the first quarter 2018, compared to the same period last year. Following are our frequency changes by coverage on a year-over-year basis:

•	PIP decreased about 3%.

•	Auto property damage decreased about 2%.

•	Collision and bodily injury both decreased about 1%.
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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended March 31,
($ in millions)	2018		2017
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$6.2		$25.4
Current accident year	7.7		(13.5)
Calendar year actuarial adjustment	$13.9		$11.9
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$6.2		$25.4
All other development	(61.8)		(136.6)
Total development	$(55.6)		$(111.2)
(Increase) decrease to calendar year combined ratio	(0.8	) pts.	(1.8	) pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, 100% of the outstanding reserves are reviewed monthly and, as such, include any development on catastrophe losses as part of the actuarial adjustments. For the vehicle businesses, only a subset of our reserves is reviewed monthly as part of the actuarial adjustment process. Development for catastrophe losses for the vehicle businesses would be reflected in the “all other development,” discussed below, to the extent they related to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date that the reserves are initially established until the losses are fully developed. As reflected in the table above, we experienced unfavorable development during the first quarter of 2018 and 2017. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development.
We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs. A detailed discussion of our loss reserving practices, primarily related to our vehicle businesses, can be found in our Report on Loss Reserving Practices, which was filed in a Form 8-K on August 12, 2016.

Underwriting Expenses
Progressive’s underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was 0.5 points lower for the first quarter of 2018, compared to the same period last year. For the first quarter 2018, our underwriting expenses are growing at a slower rate than net premiums earned, due in part to an increase in earned premium per policy as a result of rate increases taken over the last 12 months.
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

	Three Months Ended March 31,
($ in millions)	2018	2017	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$3,335.3	$2,820.7	18%
Direct	3,409.5	2,792.6	22
Total Personal Lines	6,744.8	5,613.3	20
Commercial Lines	926.9	660.9	40
Property	297.1	216.8	37
Total underwriting operations	$7,968.8	$6,491.0	23%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,063.8	$2,631.5	16%
Direct	3,016.3	2,523.7	20
Total Personal Lines	6,080.1	5,155.2	18
Commercial Lines	808.6	645.5	25
Property	285.3	226.0	26
Total underwriting operations	$7,174.0	$6,026.7	19%

	March 31,
(thousands)	2018	2017	% Growth
POLICIES IN FORCE
Agency auto	5,909.1	5,228.3	13%
Direct auto	6,385.6	5,570.7	15
Total auto	12,294.7	10,799.0	14
Special lines[1]	4,286.2	4,255.4	1
Personal Lines - total	16,580.9	15,054.4	10%
Commercial Lines	659.0	607.5	8%
Property	1,651.0	1,265.3	30%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
At March 31, 2018, we had approximately 2 million more policies in force than in the comparable period last year. The increase reflects both an increase in new applications and lengthening retention.
Although new policies are necessary to maintain a growing book of business, we continue to recognize the importance of retaining our current customers as a critical component of our continued growth. As shown in the tables below, we measure retention by policy life expectancy. We disclose our changes in policy life expectancy using a trailing 12-month period, since we believe this measure is indicative of recent experience, mitigates the effects of month-to-month variability, and addresses seasonality. We also review our customer retention for our personal auto products using a trailing 3-month period. Although using a trailing 3-month measure does not address seasonality and can reflect more volatility, this measure is more responsive to current experience and can be an indicator of how our retention rates are moving.
To analyze growth, we review new policies, rate levels, and the retention characteristics of our segments.

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2018	2017
APPLICATIONS
New	21%	5%
Renewal	11%	7%
WRITTEN PREMIUM PER POLICY - AUTO	5%	6%
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	14%	(1)%
Trailing 12-months	10%	5%
In our Personal Lines business, the increase in both new and renewal applications resulted from increases in our personal auto products. In the auto businesses, the increase in new applications was primarily attributable to our competitive product offerings and position in the marketplace, which in part, reflects our increase in advertising spend during the first quarter 2018 and lower growth in the Direct business in the first quarter 2017, primarily due to lower advertising spend during the second half of 2016. Rate increases taken in our auto businesses over the trailing 12-month period, in addition to a shift in business mix, contributed to the increase we experienced in written premium per policy for the first quarter 2018.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year Quarter
	2018	2017
Auto: new applications	19%	15%
renewal applications	12%	5%
written premium per policy	5%	6%
Auto retention measures:
policy life expectancy - trailing 3-months	15%	1%
trailing 12-months	11%	7%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased on a year-over-year basis during the first quarter 2018, primarily reflecting our competitiveness in the marketplace as a result of many of our competitors taking higher rate increases than we have over the trailing 12-month period. During the quarter, we continued to experience new business application growth and strong policy in force growth in each of our consumer segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home) with the largest increase coming from our bundled auto and home product (i.e., Robinsons), albeit on a smaller base. During the quarter, we generated new Agency auto application growth in 42 states, including nine of our top 10 largest Agency states.
We have continued to see an increase in demand from agents as evidenced by a solid increase in quote volume during the first quarter 2018, compared to the same period last year. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 13% year over year. Written premium per policy for new and renewal Agency auto business increased 6% and 5%, respectively, for the first quarter 2018, as compared to the same periods last year, primarily reflecting rate increases previously discussed.

The Direct Business

	Growth Over Prior Year Quarter
	2018	2017
Auto: new applications	31%	(1)%
renewal applications	13%	10%
written premium per policy	4%	6%
Auto retention measures:
policy life expectancy - trailing 3-months	14%	(4)%
trailing 12-months	8%	3%

The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. During the quarter, we generated new Direct auto application growth in 48 states, including all of our top 10 largest Direct states. New and renewal applications increased on a year-over-year basis during the first quarter 2018, primarily reflecting our competitiveness in the marketplace and a 33% increase in advertising spend. Despite the significant increase in our advertising spend during the period, our Direct business expense ratio remained flat, reflecting the solid growth in earned premiums on a year-over-year basis.
Similar to our Agency business, we grew our new Direct auto applications double digits across all consumer segments and, with the marketing investments that continued to target auto/home bundlers, we saw the greatest growth in our Robinsons consumer segment. Our Direct auto rate of conversion increased about 20% for the first quarter 2018, compared to the same period last year. Written premium per policy for new and renewal Direct auto business increased 4% and 5%, respectively, for the first quarter 2018, as compared to the same periods last year, primarily reflecting the rate increases taken in 2017.
E. Commercial Lines

	Growth Over Prior Year Quarter
	2018	2017
New applications	27%	(20)%
Renewal applications	3%	10%
Written premium per policy	14%	4%
Policy life expectancy - trailing 12-months	(1)%	3%
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines experienced significant year-over-year new application growth in the first quarter of 2018. This growth primarily reflects that during the second half of 2016 through the end of the first quarter 2017, we had imposed underwriting restrictions to address certain business markets not meeting profitability targets. We continue to monitor the growth and profitability across all of our business market targets and will impose underwriting restrictions when we believe it is necessary to meet our objectives. During 2017, we increased rates and experienced shifts in business mix, which contributed to the increase in our written premium per policy. The decrease in policy life expectancy was primarily attributable to the rate increases taken during 2017.
F. Property

	Growth Over Prior Year Quarter
	2018	2017
New applications	85%	29%
Renewal applications	19%	22%
Written premium per policy	(5)%	(6)%
Our Property business writes residential property insurance for homeowners, other property owners, and renters, primarily in the agency channel. The significant growth in new applications is largely attributable to state expansion that occurred during the last 12 months in both Property business written by ARX and Progressive’s renters business, more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering. In addition, the Property growth is benefiting from HomeQuote Explorer®, our direct online homeowner insurance shopping experience that was launched in

March 2017. The decrease in premium per policy continues to reflect a relatively higher percentage of renters policies, which have lower premiums per policy.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At March 31, 2018 and 2017, and December 31, 2017, we reported net deferred tax liabilities. At March 31, 2018 and 2017, and December 31, 2017, we had net current income taxes payable of $245.6 million, $268.3 million, and $23.8 million, respectively, which were reported as part of “other liabilities.”
Our effective tax rate was 20% for the first quarter 2018, compared to 33% for the same period last year. The decrease primarily reflects the reduction in the federal corporate income tax rate to 21%, from the previous rate of 35%, under the legislation commonly known as the Tax Cuts and Jobs Act of 2017. See Note 5 - Income Taxes for further discussion.
There were no material changes in our uncertain tax positions during the three months ended March 31, 2018.

IV. RESULTS OF OPERATIONS – INVESTMENTS
A. Investment Results
We report total return to reflect our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount for certain securities that receive preferential tax treatment (e.g., municipal securities), and total net realized, and changes in total net unrealized, gains (losses) on securities.

Our investment portfolio produced an FTE total return of (0.3)% for the three months ended March 31, 2018, compared to 1.7% for the same period in 2017. Our fixed-income and common stock portfolios both had FTE total returns of (0.3)% for the three months ended March 31, 2018, and 1.1% and 6.1%, respectively, for the same period in 2017. Interest rates rose during the quarter. We took advantage of higher rates by increasing our fixed-income portfolio duration to 2.6 years.  The rise in interest rates, combined with widening credit spreads in many sectors, offset coupon income and generated a negative total return for the fixed-income portfolio this quarter. The equity market experienced some volatility during the first quarter and ended slightly lower. Our actively managed portfolio achieved a positive return, while our indexed portfolio return was in-line with the overall market. During the quarter, to manage overall portfolio risk, we reduced our equity indexed portfolio by approximately $350 million, transferring those funds to our fixed-income portfolio.

The following summarizes investment results for the periods ended March 31:

	Three Months
	2018	2017
Pretax recurring investment book yield (annualized)	2.6%	2.3%
Weighted average FTE book yield (annualized)	2.6%	2.6%
FTE total return:
Fixed-income securities	(0.3)%	1.1%
Common stocks	(0.3)%	6.1%
Total portfolio	(0.3)%	1.7%

A further break-down of our FTE total returns for our portfolio, including any net gains (losses) on our derivative positions, for the periods ended March 31, follows:

	Three Months
	2018	2017
Fixed-income securities:
U.S. Treasury Notes	(0.8)%	0.6%
Municipal bonds	(0.1)%	1.7%
Corporate bonds	(0.6)%	1.0%
Residential mortgage-backed securities	0.5%	1.0%
Commercial mortgage-backed securities	(0.1)%	1.3%
Other asset-backed securities	0.1%	0.5%
Preferred stocks	0%	5.2%
Short-term investments	0.4%	0.2%
Common stocks:
Indexed	(0.6)%	6.4%
Actively managed	3.8%	2.0%

B. Portfolio Allocation
The composition of the investment portfolio at March 31, 2018 and 2017, and December 31, 2017, was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2018
Fixed maturities	$22,420.1	76.7%	2.7	AA-
Nonredeemable preferred stocks	745.9	2.5	3.1	BBB-
Short-term investments	3,052.4	10.4	<0.1	AA-
Total fixed-income securities	26,218.4	89.6	2.6	AA-
Common equities	3,033.2	10.4	na	na
Total portfolio[2,3]	$29,251.6	100.0%	2.6	AA-
March 31, 2017
Fixed maturities	$17,474.3	71.9%	2.6	A+
Nonredeemable preferred stocks	809.8	3.3	3.5	BBB-
Short-term investments	3,040.8	12.5	0.1	AA-
Total fixed-income securities	21,324.9	87.7	2.3	A+
Common equities	2,978.1	12.3	na	na
Total portfolio[2,3]	$24,303.0	100.0%	2.3	A+
December 31, 2017
Fixed maturities	$20,201.7	74.1%	2.8	AA-
Nonredeemable preferred stocks	803.8	2.9	3.3	BBB-
Short-term investments	2,869.4	10.5	<0.1	AA-
Total fixed-income securities	23,874.9	87.5	2.5	AA-
Common equities	3,399.8	12.5	na	na
Total portfolio[2,3]	$27,274.7	100.0%	2.5	AA-
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
2Our portfolio reflects the effect of unsettled security transactions and collateral on open derivative positions; at March 31, 2018 and 2017, we had $83.6 million and $111.0 million, respectively, included in “other liabilities”, compared to $5.8 million included in “other assets” at December 31, 2017.
3The total fair value of the portfolio at March 31, 2018 and 2017, and December 31, 2017, included $2.1 billion, $0.7 billion, and $1.6 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities at March 31, 2018 and 2017, and December 31, 2017:

	March 31, 2018		March 31, 2017		December 31, 2017
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$553.2	1.9%	$325.8	1.3%	$404.8	1.5%
Redeemable preferred stocks[1]	151.0	0.5	142.3	0.6	147.4	0.5
Nonredeemable preferred stocks	745.9	2.5	809.8	3.3	803.8	2.9
Common equities	3,033.2	10.4	2,978.1	12.3	3,399.8	12.5
Total Group I securities	4,483.3	15.3	4,256.0	17.5	4,755.8	17.4
Group II securities:
Other fixed maturities[2]	21,715.9	74.3	17,006.2	70.0	19,649.5	72.1
Short-term investments	3,052.4	10.4	3,040.8	12.5	2,869.4	10.5
Total Group II securities	24,768.3	84.7	20,047.0	82.5	22,518.9	82.6
Total portfolio	$29,251.6	100.0%	$24,303.0	100.0%	$27,274.7	100.0%
1Includes non-investment-grade redeemable preferred stocks of $84.6 million, $81.9 million, and $83.8 million at March 31, 2018 and 2017, and December 31, 2017, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $66.4 million, $60.4 million, and $63.6 million at March 31, 2018 and 2017, and December 31, 2017, respectively.
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

Unrealized Gains and Losses
As of March 31, 2018, our fixed-maturity portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $204.1 million, compared to net unrealized gains of $26.9 million at March 31, 2017 and net unrealized losses of $8.4 million at December 31, 2017.
The valuation of our fixed-maturity portfolio decreased $231.0 million and $195.7 million since March 31, 2017 and December 31, 2017, respectively. The changes for both periods reflect valuation declines in nearly all sectors during the first three months of 2018, most notably in our U.S. Treasury, municipal, and corporate portfolios. The change since March 31, 2017 was partially offset by sales of securities with net realized gains during 2017, primarily in our municipal and residential mortgage-backed portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the inception-to-date gross and net holding period gains and losses for our hybrid fixed-maturity securities and our equity securities as of March 31, 2018:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Hybrid fixed maturities:
State and local government obligations	$0	$(0.1)	$(0.1)
Corporate debt securities	0.1	(1.6)	(1.5)
Other asset-backed securities	0.2	0	0.2
Redeemable preferred stocks	0	(1.6)	(1.6)
Total hybrid fixed maturities	0.3	(3.3)	(3.0)
Equity securities:
Nonredeemable preferred stocks	97.8	(11.5)	86.3
Common equities	1,774.3	(6.6)	1,767.7
Total equity securities	1,872.1	(18.1)	1,854.0
Total holding period securities at March 31, 2018	$1,872.4	$(21.4)	$1,851.0
Total holding period securities at March 31, 2017[1]	$1,645.3	$(16.6)	$1,628.7
Total holding period securities at December 31, 2017[1]	$2,015.6	$(9.4)	$2,006.2
1For comparative purposes, the holding period securities at March 31, 2017 and December 31, 2017 include the hybrid fixed maturities with holding period gains (losses) and the equity securities with unrealized gains (losses).
Other-Than-Temporary Impairment (OTTI)
Net realized gains (losses) may include write-downs of securities determined to have had other-than-temporary declines in fair value. In light of the new accounting guidance, we no longer need to analyze our equity securities for OTTI.
We routinely monitor our fixed-maturity portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to: (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates or equity market declines (e.g., negative return at either a sector index level or at the broader market level), or (iii) credit-related losses, where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security.
Fixed-maturity securities with declines attributable to issuer-specific fundamentals are reviewed to identify available evidence, circumstances, and influences to estimate the potential for, and timing of, recovery of the investment’s impairment. An other-than-temporary impairment loss is deemed to have occurred when the potential for recovery does not satisfy the criteria set forth in the current accounting guidance.
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
We did not record any write-downs at March 31, 2018, compared to $1.0 million in common equity write-downs at March 31, 2017.

The following table stratifies the gross unrealized losses in our fixed-maturity portfolio at March 31, 2018, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses
(millions)	Fair Value
Fixed maturity:
Unrealized loss for less than 12 months	$14,437.6	$182.1
Unrealized loss for 12 months or greater	4,132.2	70.4
Total	$18,569.8	$252.5
None of these securities had a decline in investment value greater than 15%.
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
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 2.6 years at March 31, 2018, compared to 2.3 years at March 31, 2017 and 2.5 years at December 31, 2017, reflecting our preference for shorter duration positioning during times of low interest rates but reacting to the rising interest rate environment late in 2017 and through the first quarter 2018. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2018	March 31, 2017	December 31, 2017
1 year	19.2%	26.7%	19.8%
2 years	17.1	14.3	15.7
3 years	25.9	24.4	27.0
5 years	22.2	21.4	24.1
7 years	9.5	9.4	8.7
10 years	6.1	3.8	4.7
20 years	0	(0.1)	0
30 years	0	0.1	0
Total fixed-income portfolio	100.0%	100.0%	100.0%

The negative duration in the 20-year category at March 31, 2017 arose from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities would reset from a fixed rate to a lower floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation would likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first three months of 2018 and all of 2017.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2018	March 31, 2017	December 31, 2017
AAA	48.8%	36.0%	45.8%
AA	12.8	17.3	13.6
A	10.8	15.5	12.2
BBB	22.9	25.9	23.2
Non-investment grade/non-rated[1]
BB	3.0	3.5	3.6
B	1.2	0.6	1.0
CCC and lower	0.1	0.3	0.1
Non-rated	0.4	0.9	0.5
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.2% of the total fixed-income portfolio at both March 31, 2018 and 2017, compared to 2.6% at December 31, 2017.

The changes in credit quality profile from March 31, 2017 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We also consider sector concentration a risk, and we frequently evaluate the portfolio’s sector allocation with regard to internal requirements and external market factors. We consider concentration risk both overall and in the context of individual asset classes, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. We were within all of the constraints described above during all reported periods.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first three months of 2018 and all of 2017, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $2.8 billion, or 20.0%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2018. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2018:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$129.0	0.6
One to two years	1,257.3	1.6
Two to three years	1,937.4	2.6
Three to five years	3,817.7	4.2
Five to seven years	928.5	6.1
Seven to ten years	888.2	8.5
Total U.S. Treasury Notes	$8,958.1	4.0
As of March 31, 2018, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$362.6	$(1.4)	6.6%	1.3	A+
Home equity (sub-prime bonds)	389.2	6.5	7.1	0.3	BBB+
Residential mortgage-backed securities	751.8	5.1	13.7	0.8	A-
Commercial mortgage-backed securities	2,269.5	(20.3)	41.4	2.4	A
Other asset-backed securities:
Automobile	1,220.4	(4.9)	22.3	0.9	AAA-
Credit card	119.6	(0.2)	2.2	0.5	AAA
Student loan	517.7	(1.4)	9.4	1.1	AA-
Other[1]	604.4	(4.0)	11.0	2.2	A+
Other asset-backed securities	2,462.1	(10.5)	44.9	1.2	AA+
Total asset-backed securities	$5,483.4	$(25.7)	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2017
Residential mortgage-backed securities:
Collateralized mortgage obligations	$799.8	$(1.2)	12.9%	1.1	A
Home equity (sub-prime bonds)	648.3	14.2	10.4	<0.1	BBB
Residential mortgage-backed securities	1,448.1	13.0	23.3	0.5	A-
Commercial mortgage-backed securities	2,213.5	(2.6)	35.6	3.5	A
Other asset-backed securities:
Automobile	1,173.4	(0.7)	18.8	0.7	AAA-
Credit card	380.4	(0.3)	6.1	0.6	AAA
Student loan	592.1	3.9	9.5	1.1	AA-
Other[1]	419.0	(0.6)	6.7	1.7	AA
Other asset-backed securities	2,564.9	2.3	41.1	0.9	AA+
Total asset-backed securities	$6,226.5	$12.7	100.0%	1.8	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2017
Residential mortgage-backed securities:
Collateralized mortgage obligations	$404.3	$0	6.7%	1.1	A+
Home equity (sub-prime bonds)	432.4	7.9	7.1	0.2	BBB+
Residential mortgage-backed securities	836.7	7.9	13.8	0.7	A-
Commercial mortgage-backed securities	2,758.6	(1.5)	45.6	2.9	A
Other asset-backed securities:
Automobile	1,182.2	(1.8)	19.5	0.7	AAA-
Credit card	95.8	(0.1)	1.6	0.5	AAA
Student loan	538.7	2.3	8.9	1.1	AA-
Other[1]	638.0	(0.4)	10.6	2.2	A+
Other asset-backed securities	2,454.7	0	40.6	1.2	AA+
Total asset-backed securities	$6,050.0	$6.4	100.0%	1.9	A+
1Includes equipment leases, manufactured housing, and other types of structured debt.

The decrease in asset-backed securities since December 31, 2017, is primarily due to a combination of maturities and security sales in the residential mortgage-backed sector, commercial mortgage-backed sector, student loan receivables, and other asset-backed securities, partially offset by purchases of automobile receivables and credit card receivables. See below for a further discussion of our residential and commercial mortgage-backed securities. The other asset-backed securities category is not included in the discussions below due to the high credit quality, short duration, and security structure of those instruments.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at March 31, 2018, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2018)
		Collateralized Mortgage Obligations
($ in millions) Rating[1]	Home Equity	Agency Pass-Through	Non-Agency Prime	Alt-A2	Government/GSE[3]	Total	% of Total
AAA	$27.8	$31.5	$99.1	$10.4	$53.6	$222.4	29.6%
AA	55.8	0	28.1	14.7	0.9	99.5	13.2
A	134.9	0	10.3	12.5	0	157.7	21.0
BBB	28.7	0	10.5	0.8	0	40.0	5.3
Non-investment grade/non-rated:
BB	41.9	0	3.5	1.3	0	46.7	6.2
B	58.0	0	3.1	0.8	0	61.9	8.2
CCC and lower	11.1	0	6.8	0	0	17.9	2.4
Non-rated	31.0	0	22.0	52.7	0	105.7	14.1
Total fair value	$389.2	$31.5	$183.4	$93.2	$54.5	$751.8	100.0%
Increase (decrease) in value	1.7%	(3.5)%	(0.5)%	2.2%	(2.5)%	0.7%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $209.1 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $23.1 million, or 3.1% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
2Represents structured securities with primary residential loans as collateral for which documentation standards for loan approval were less stringent than conventional loans; the collateral loans are often referred to as low documentation or no documentation loans.
3The securities in this category are insured by a Government Sponsored Entity (GSE) and/or collateralized by mortgage loans insured by the Federal Housing Administration (FHA) or the U.S. Department of Veteran Affairs (VA).

The majority of our collateralized mortgage obligation (CMO) portfolio is composed of non-GSE/FHA/VA mortgage securities. In the largest part of this portfolio, we took advantage of the securitization structure to have an underlying bond split into senior and subordinated classes. We own the senior classes, which provide extra credit support to our position. During the first quarter 2018, we sold exposure in our CMO positions, which, based on our evaluation, had spreads that did not compensate for the risks taken due to their long durations or sensitivity to prepay and default assumptions. Our CMO portfolio decreased due to these security sales, as well as returns of principal. Our home-equity loan-backed security portfolio decreased in value due to both returns of principal and sales of securities, which we also determined lacked adequate compensation, given the risk at the current tighter spread levels.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at March 31, 2018, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2018)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$212.2	$333.7	$545.9	24.1%
AA	0	397.8	397.8	17.5
A	0	475.2	475.2	20.9
BBB	0	657.0	657.0	29.0
Non-investment grade/non-rated:
BB	0	164.1	164.1	7.2
B	0.9	28.6	29.5	1.3
Total fair value	$213.1	$2,056.4	$2,269.5	100.0%
Increase (decrease) in value	0.5%	(1.0)%	(0.9)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $192.7 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $0.9 million, or <0.1% of our total CMBSs, are not rated by the NAIC and are classified as Group I.

We continue to focus on single-borrower CMBS because we believe these transactions provide an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we decreased our CMBS bond portfolio by $470.4 million, on a cost basis, which resulted in an allocation of 90.6% to single-borrower CMBS, compared to 91.6% at December 31, 2017. We reduced duration in our CMBS portfolio from 2.9 to 2.4 years during the quarter as floating rate securities with short durations were added and longer duration securities that had appreciated in price were sold. The average credit quality was A at both March 31, 2018 and December 31, 2017.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2018 and 2017, and December 31, 2017, were $1,720.1 million, $2,488.4 million, and $2,297.1 million, respectively, of state and local government obligations. These securities had a duration of 2.5 years at March 31, 2018, compared to 3.0 years at March 31, 2017 and 2.7 years at December 31, 2017; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had net unrealized losses of $12.1 million at March 31, 2018, compared to net unrealized gains of $12.6 million at March 31, 2017 and $11.4 million at December 31, 2017.

The following table details the credit quality rating of our municipal securities at March 31, 2018, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2018)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$193.8	$428.8	$622.6
AA	350.7	609.6	960.3
A	1.0	93.0	94.0
BBB	40.4	2.8	43.2
Total	$585.9	$1,134.2	$1,720.1

Included in revenue bonds were $832.8 million of single family housing revenue bonds issued by state housing finance agencies, of which $594.7 million were supported by individual mortgages held by the state housing finance agencies and $238.1 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

In the first quarter, we reduced our holding of tax-exempt municipal bonds by $577.0 million. The new corporate tax rate we use to value our tax-exempt holdings rendered these bonds less attractive relative to alternative taxable investments. At current valuations, we expect to hold the majority of our housing bonds and bonds we hold for premium tax abatement purposes, in addition to other bonds that for credit or structural reasons we still find attractive.
CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2018 and 2017, and December 31, 2017, were $6,041.1 million, $5,208.0 million, and $4,997.7 million, respectively, of corporate securities. These securities had a duration of 2.7 years at March 31, 2018, compared to 2.4 years at March 31, 2017 and 2.6 years at December 31, 2017, and a weighted average credit quality rating of BBB at March 31, 2018 and 2017, and December 31, 2017. These securities had net unrealized losses of $60.0 million at March 31, 2018, compared to net unrealized gains of $8.1 million at March 31, 2017 and $0.4 million at December 31, 2017.

Our allocation to corporate bonds increased during the first quarter as we took advantage of market volatility to add to the portfolio and increase duration at attractive levels.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at March 31, 2018)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Agency	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$50.0	$0.5	$0	$0	$0	$50.5
AA	0	0	0	139.8	1.2	0.1	0	31.3	172.4
A	306.0	152.1	45.3	463.2	0	4.7	31.2	13.7	1,016.2
BBB	1,807.6	1,036.5	401.4	423.7	0	461.8	43.8	135.8	4,310.6
Non-investment grade/non-rated:
BB	34.8	114.9	76.4	11.0	0	34.9	7.0	18.3	297.3
B	70.2	57.1	0	38.5	0	0	24.3	4.0	194.1
Total fair value	$2,218.6	$1,360.6	$523.1	$1,126.2	$1.7	$501.5	$106.3	$203.1	$6,041.1
At March 31, 2018, we held $1,180.8 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. ($166.3 million) and other European countries ($1,014.5 million), primarily in the consumer, financial, and industrial industries.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2018, we held $217.4 million in redeemable preferred stocks and $745.9 million in nonredeemable preferred stocks, compared to $202.7 million and $809.8 million, respectively, at March 31, 2017, and $211.0 million and $803.8 million at December 31, 2017. At March 31, 2018, our preferred stock portfolio had net unrealized gains of $17.2 million and net holding period gains of $86.3 million recorded as part of realized gains (losses), compared to $112.7 million and $121.5 million of net unrealized gains at March 31, 2017 and December 31, 2017, respectively.

Our preferred stock securities managed a small positive return in the first quarter of 2018 as their high level of income was able to offset declines in price due to higher rates and wider spreads. Changes in tax rates have made other sectors more attractive relative to preferreds. In combination with that, spreads are still relatively tight on a longer-term basis. We continue to be selective in this environment and have slightly reduced the size of our preferred portfolio.

Our preferred stock portfolio had a duration of 2.8 years at March 31, 2018, compared to 2.7 years at March 31, 2017, and 2.9 years at December 31, 2017. The majority of our preferred securities have fixed-rate dividends until a call date and then, if not called, convert to floating-rate dividends. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- at March 31, 2018, March 31, 2017, and December 31, 2017. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.
The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at March 31, 2018)
	Financial Services
(millions) Rating	U.S. Banks	Insurance	Other Financial	Industrials	Utilities	Total
A	$46.2	$0	$10.2	$0	$0	$56.4
BBB	389.2	61.9	55.4	100.2	11.6	618.3
Non-investment grade/non-rated:
BB	160.8	42.9	0	41.6	0	245.3
B	0	0	38.3	0	0	38.3
Non-rated	0	0	0	5.0	0	5.0
Total fair value	$596.2	$104.8	$103.9	$146.8	$11.6	$963.3
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2018, all of our preferred securities continued to pay their dividends in full and on time. Approximately 82% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At March 31, 2018, we held $81.9 million of U.S. dollar-denominated redeemable preferred stocks issued by financial institutions that are domiciled, or whose parent companies are domiciled, in foreign countries.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2018		March 31, 2017		December 31, 2017
Indexed common stocks	$2,874.4	94.8%	$2,844.4	95.5%	$3,248.4	95.6%
Managed common stocks	158.5	5.2	133.4	4.5	151.1	4.4
Total common stocks	3,032.9	100.0	2,977.8	100.0	3,399.5	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$3,033.2	100.0%	$2,978.1	100.0%	$3,399.8	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 798 out of 975, or 82%, of the common stocks comprising the Russell 1000 Index at March 31, 2018, which made up 93% of the total market capitalization of the index.
As previously mentioned, we reduced our exposure to common equities during the quarter by approximately 10% by selling securities in our indexed common stock portfolio and re-allocating the funds to our fixed-maturity portfolio.
The actively managed common stock portfolio is currently managed by one external investment manager. At March 31, 2018, the fair value of the actively managed portfolio was $158.5 million, compared to an adjusted cost basis of $112.9 million.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in general economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; our ability to access capital markets and financing arrangements when needed to support growth or other capital needs, and the favorable evaluations by credit and other rating agencies on which this access depends; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions or under certain government programs; the accuracy and adequacy of our pricing, loss reserving, and claims methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; severe weather conditions and other catastrophe events; the effectiveness of our reinsurance programs; changes in vehicle usage and driving patterns, which may be influenced by oil and gas prices, changes in residential occupancy patterns, and the effects of the emerging “sharing economy”; advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession, whether from cyber-attacks, other technology events or other means; our continued access to and functionality of third-party systems that are critical to our business; our continued ability to access cash accounts and/or convert securities into cash on favorable terms when we desire to do so; restrictions on our subsidiaries' ability to pay dividends to The Progressive Corporation; possible impairment of our goodwill or intangible assets if future results do not adequately support either, or both, of these items; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.6 years at March 31, 2018 and 2.5 years at December 31, 2017. The weighted average beta of the equity portfolio was 1.01 at March 31, 2018, compared to 1.05 at December 31, 2017. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in the risk factors that were discussed in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2018 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	586,473	$55.72	1,442,319	23,557,681
February	66,764	57.06	1,509,083	23,490,917
March	12,579	60.08	1,521,662	23,478,338
Total	665,816	$55.93
In May 2017, the Board approved an authorization to repurchase up to 25 million common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2018, all repurchases were accomplished through the open market or in conjunction with our incentive compensation plans at the then-current market prices. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.

Item 5. Other Information.
I. OTHER
President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our first quarter 2018 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 58.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 2, 2018	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended 3/13/18)	Filed herewith

4	4.1	Eleventh Supplemental Indenture between The Progressive Corporation and U.S. Bank National Association, as trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)

4	4.2	Form of 4.20% Senior Notes due 2048	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)

4	4.3	Form of certificate representing Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.3 therein)

10	10.1	Form of Restricted Stock Unit Award Agreement for 2018 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.1 therein)

10	10.2	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.2 therein)

10	10.3	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.3 therein)

10	10.4	Amendment No. 1 to Fourth Amended and Restated Stockholders' Agreement	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith