Form 10-Q
period 2018-06-30
PROGRESSIVE CORP/OH/
filed 2018-07-31
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Common Shares, $1.00 par value: 582,512,182 outstanding at June 30, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Six Months
Periods Ended June 30,	2018	2017	% Change	2018	2017	% Change
(millions — except per share amounts)
Revenues
Net premiums earned	$7,634.2	$6,313.3	21	$14,808.2	$12,340.0	20
Investment income	192.1	138.8	38	358.4	268.0	34
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	(9.6)	45.5	(121)	97.4	97.6	0
Net holding period gains (losses) on securities	53.5	0.4	NM	(101.7)	1.2	NM
Net impairment losses recognized in earnings	(11.1)	(13.8)	(20)	(11.1)	(14.8)	(25)
Total net realized gains (losses) on securities	32.8	32.1	2	(15.4)	84.0	(118)
Fees and other revenues	116.0	88.8	31	219.8	174.0	26
Service revenues	42.9	32.7	31	77.1	61.2	26
Other gains (losses)	0	0	NM	0	0.2	(100)
Total revenues	8,018.0	6,605.7	21	15,448.1	12,927.4	19
Expenses
Losses and loss adjustment expenses	5,375.3	4,614.9	16	10,246.1	8,878.3	15
Policy acquisition costs	630.8	514.2	23	1,227.0	1,017.1	21
Other underwriting expenses	1,046.9	845.0	24	2,027.1	1,690.6	20
Investment expenses	6.2	6.6	(6)	12.2	12.2	0
Service expenses	37.0	27.0	37	66.3	52.9	25
Interest expense	41.7	43.4	(4)	78.5	80.2	(2)
Total expenses	7,137.9	6,051.1	18	13,657.2	11,731.3	16
Net Income
Income before income taxes	880.1	554.6	59	1,790.9	1,196.1	50
Provision for income taxes	178.9	181.9	(2)	359.9	393.1	(8)
Net income	701.2	372.7	88	1,431.0	803.0	78
Net (income) loss attributable to noncontrolling interest (NCI)	3.0	(5.1)	(159)	(8.8)	(11.1)	(21)
Net income attributable to Progressive	$704.2	$367.6	92	$1,422.2	$791.9	80
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on securities	$(50.1)	$92.6	(154)	$(204.6)	$225.0	(191)
Net unrealized losses on forecasted transactions	0.2	(8.0)	(103)	0.4	(5.7)	(107)
Foreign currency translation adjustment	0	(0.1)	(100)	0	0.2	(100)
Other comprehensive income (loss)	(49.9)	84.5	(159)	(204.2)	219.5	(193)
Other comprehensive (income) loss attributable to NCI	0.6	(1.3)	(146)	4.6	(2.2)	(309)
Comprehensive income attributable to Progressive	$654.9	$450.8	45	$1,222.6	$1,009.2	21
Computation of Per Share Earnings Available to Progressive Common Shareholders
Net income attributable to Progressive	$704.2	$367.6	92	$1,422.2	$791.9	80
Less: Preferred share dividends	6.7	0	NM	7.9	0	NM
Net income available to common shareholders	$697.5	$367.6	90	$1,414.3	$791.9	79
Average common shares outstanding - Basic	582.0	580.5	0	582.0	580.4	0
Net effect of dilutive stock-based compensation	3.8	3.3	15	3.6	3.1	16
Total average equivalent common shares - Diluted	585.8	583.8	0	585.6	583.5	0
Basic: Earnings per common share	$1.20	$0.63	89	$2.43	$1.36	78
Diluted: Earnings per common share	$1.19	$0.63	89	$2.42	$1.36	78
Dividends declared per common share[1]	$0	$0		$0	$0
NM = Not Meaningful
1 Progressive maintains an annual variable common share dividend program. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,		December 31, 2017
(millions)	2018	2017
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $24,061.8, $18,311.7, and $20,209.9)	$23,789.2	$18,388.1	$20,201.7
Short-term investments (amortized cost: $3,231.2, $3,729.7, and $2,869.4)	3,231.2	3,729.7	2,869.4
Total available-for-sale securities	27,020.4	22,117.8	23,071.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $677.0, $666.0, and $698.6)	758.6	783.1	803.8
Common equities (cost: $1,314.0, $1,472.3, and $1,499.0)	3,142.2	3,077.5	3,399.8
Total equity securities	3,900.8	3,860.6	4,203.6
Total investments	30,921.2	25,978.4	27,274.7
Cash and cash equivalents	154.8	161.0	265.0
Restricted cash	2.9	0.8	10.3
Total cash, cash equivalents, and restricted cash	157.7	161.8	275.3
Accrued investment income	146.3	112.1	119.7
Premiums receivable, net of allowance for doubtful accounts of $210.5, $175.8, and $210.9	6,230.2	5,091.3	5,422.5
Reinsurance recoverables, including $117.6, $79.2, and $103.3 on paid losses and loss adjustment expenses	2,410.7	2,027.1	2,273.4
Prepaid reinsurance premiums	289.8	212.6	203.3
Deferred acquisition costs	895.7	727.2	780.5
Property and equipment, net of accumulated depreciation of $984.7, $894.7, and $940.6	1,116.4	1,152.1	1,119.6
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $211.7, $140.5, and $175.7	330.6	401.8	366.6
Other assets	412.2	372.7	412.9
Total assets	$43,363.5	$36,689.8	$38,701.2
Liabilities
Unearned premiums	$10,245.9	$8,407.7	$8,903.5
Loss and loss adjustment expense reserves	14,070.8	12,060.4	13,086.9
Net deferred income taxes	46.0	191.8	135.0
Accounts payable, accrued expenses, and other liabilities	3,922.3	3,153.2	3,481.0
Debt[1]	3,859.5	3,383.4	3,306.3
Total liabilities	32,144.5	27,196.5	28,912.7
Redeemable noncontrolling interest (NCI)[2]	218.2	501.8	503.7
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5, 0, and 0)	493.9	0	0
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 215.0, 216.5, and 215.8)	582.5	581.0	581.7
Paid-in capital	1,425.9	1,351.0	1,389.2
Retained earnings	8,720.4	5,908.8	6,031.7
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities	(210.9)	1,164.6	1,295.0
Net unrealized losses on forecasted transactions	(17.6)	(15.1)	(14.8)
Foreign currency translation adjustment	0	(0.9)	0
Accumulated other comprehensive (income) loss attributable to NCI	6.6	2.1	2.0
Total accumulated other comprehensive income attributable to Progressive	(221.9)	1,150.7	1,282.2
Total shareholders’ equity	11,000.8	8,991.5	9,284.8
Total liabilities, redeemable NCI, and shareholders’ equity	$43,363.5	$36,689.8	$38,701.2
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Six Months Ended June 30,
(millions — except per share amounts)	2018	2017
Serial Preferred Shares, No Par Value
Balance, Beginning of period	$0	$0
Issuance of Serial Preferred Shares, Series B	493.9	0
Balance, End of period	$493.9	$0
Common Shares, $1.00 Par Value
Balance, Beginning of period	$581.7	$579.9
Treasury shares purchased	(0.7)	(0.7)
Net restricted equity awards issued/vested	1.5	1.8
Balance, End of period	$582.5	$581.0
Paid-In Capital
Balance, Beginning of period	$1,389.2	$1,303.4
Treasury shares purchased	(1.7)	(1.5)
Net restricted equity awards issued/vested	(1.5)	(1.8)
Amortization of equity-based compensation	37.5	52.2
Reinvested dividends on restricted stock units	(0.8)	0.1
Adjustment to carrying amount of redeemable noncontrolling interest	3.2	(1.4)
Balance, End of period	$1,425.9	$1,351.0
Retained Earnings
Balance, Beginning of period	$6,031.7	$5,140.4
Net income attributable to Progressive	1,422.2	791.9
Treasury shares purchased	(37.0)	(21.9)
Reinvested dividends on restricted stock units	0.8	(0.1)
Cumulative effect of change in accounting principle[1]	1,300.2	0
Reclassification of disproportionate tax effects[1]	4.3	0
Other, net	(1.8)	(1.5)
Balance, End of period	$8,720.4	$5,908.8
Accumulated Other Comprehensive Income Attributable to Progressive
Balance, Beginning of period	$1,282.2	$933.4
Attributable to noncontrolling interest	4.6	(2.2)
Other comprehensive income	(204.2)	219.5
Cumulative effect of change in accounting principle[1]	(1,300.2)	0
Reclassification of disproportionate tax effects[1]	(4.3)	0
Balance, End of period	$(221.9)	$1,150.7
Total Shareholders’ Equity	$11,000.8	$8,991.5
1 See Note 14 – New Accounting Standards for further discussion.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited) (millions)

Six Months Ended June 30,	2018	2017
Cash Flows From Operating Activities
Net income	$1,431.0	$803.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86.6	84.0
Amortization of intangible assets	36.0	31.0
Net amortization of fixed-income securities	23.2	44.1
Amortization of equity-based compensation	38.5	53.9
Net realized (gains) losses on securities	15.4	(84.0)
Net (gains) losses on disposition of property and equipment	1.7	3.2
Other (gains) losses	0	(0.2)
Changes in:
Premiums receivable	(807.7)	(582.0)
Reinsurance recoverables	(137.3)	(142.4)
Prepaid reinsurance premiums	(86.5)	(42.1)
Deferred acquisition costs	(115.2)	(76.0)
Income taxes	2.0	(64.3)
Unearned premiums	1,342.4	939.0
Loss and loss adjustment expense reserves	983.9	692.3
Accounts payable, accrued expenses, and other liabilities	700.4	430.2
Other, net	(31.1)	(67.1)
Net cash provided by operating activities	3,483.3	2,022.6
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(10,780.0)	(6,803.3)
Equity securities	(136.4)	(89.5)
Sales:
Fixed maturities	3,916.1	2,359.9
Equity securities	460.0	133.3
Maturities, paydowns, calls, and other:
Fixed maturities	2,936.2	2,413.5
Equity securities	15.0	50.0
Net sales (purchases) of short-term investments	(343.8)	(146.8)
Net unsettled security transactions	367.9	259.3
Purchases of property and equipment	(102.0)	(73.2)
Sales of property and equipment	6.7	12.5
Acquisition of additional shares of ARX Holding Corp.	(295.9)	0
Acquisition of an insurance company, net of cash acquired	0	(18.1)
Net cash used in investing activities	(3,956.2)	(1,902.4)
Cash Flows From Financing Activities
Net proceeds from issuance of Serial Preferred Shares, Series B	493.9	0
Net proceeds from debt issuance	589.5	841.1
Payments of debt	(37.1)	(12.5)
Redemption/reacquisition of subordinated debt	0	(594.4)
Dividends paid to common shareholders	(654.9)	(395.4)
Proceeds from exercise of equity options	3.3	0.5
Acquisition of treasury shares for restricted stock tax liabilities	(39.0)	(24.1)
Acquisition of treasury shares acquired in open market	(0.4)	0
Net cash provided by (used in) financing activities	355.3	(184.8)
Decrease in cash, cash equivalents, and restricted cash	(117.6)	(64.6)
Cash, cash equivalents, and restricted cash – January 1	275.3	226.4
Cash, cash equivalents, and restricted cash – June 30	$157.7	$161.8
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 86.7% of the outstanding capital stock of ARX at June 30, 2018 and 69.0% at June 30, 2017 and December 31, 2017. The increase in Progressive’s ownership of ARX at June 30, 2018, is due to the minority ARX shareholders who “put” 204,527 of their ARX shares during the second quarter 2018, including exercised stock options, to Progressive pursuant to the stockholders’ agreement. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended June 30, 2018, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include properties that are considered “held for sale,” if any. The fair value of these properties, less the estimated cost to sell them, was $17.4 million at June 30, 2018 and $5.3 million at December 31, 2017. No properties were held for sale at June 30, 2017.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our Consolidated Balance Sheets at fair value, with all of our equity securities having a readily determinable fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our Consolidated Balance Sheets.
The net holding period gains (losses) reported below represent the inception-to-date changes in fair value. The changes in the net holding period gains (losses) between periods for the hybrid securities and, beginning in 2018, equity securities are recorded as a component of net realized gains (losses) on securities in our Consolidated Statements of Comprehensive Income. Prior to 2018, the change in fair value of our equity securities was part of accumulated other comprehensive income (see Note 14 – New Accounting Standards for further discussion).

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$8,005.8	$0.9	$(141.3)	$0	$7,865.4	25.4%
State and local government obligations	1,678.9	4.3	(15.9)	0	1,667.3	5.4
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	7,422.4	4.2	(94.3)	(2.0)	7,330.3	23.7
Residential mortgage-backed securities	819.6	8.4	(5.4)	0	822.6	2.7
Commercial mortgage-backed securities	2,725.5	2.9	(31.5)	0	2,696.9	8.7
Other asset-backed securities	3,189.2	2.0	(13.7)	0.1	3,177.6	10.3
Redeemable preferred stocks	220.4	14.1	(2.0)	(3.4)	229.1	0.7
Total fixed maturities	24,061.8	36.8	(304.1)	(5.3)	23,789.2	76.9
Short-term investments	3,231.2	0	0	0	3,231.2	10.5
Total available-for-sale securities	27,293.0	36.8	(304.1)	(5.3)	27,020.4	87.4
Equity securities:
Nonredeemable preferred stocks	677.0	0	0	81.6	758.6	2.4
Common equities	1,314.0	0	0	1,828.2	3,142.2	10.2
Total equity securities	1,991.0	0	0	1,909.8	3,900.8	12.6
Total portfolio[1,2]	$29,284.0	$36.8	$(304.1)	$1,904.5	$30,921.2	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
June 30, 2017
Fixed maturities:
U.S. government obligations	$4,166.4	$4.4	$(15.8)	$0	$4,155.0	16.0%
State and local government obligations	2,473.3	32.5	(5.9)	0.2	2,500.1	9.7
Foreign government obligations	22.5	0	0	0	22.5	0.1
Corporate debt securities	4,991.6	29.4	(7.6)	0.4	5,013.8	19.3
Residential mortgage-backed securities	1,260.3	10.9	(5.9)	2.3	1,267.6	4.8
Commercial mortgage-backed securities	2,364.9	19.8	(9.7)	0	2,375.0	9.1
Other asset-backed securities	2,843.3	6.4	(2.5)	0.2	2,847.4	11.0
Redeemable preferred stocks	189.4	19.0	(1.7)	0	206.7	0.8
Total fixed maturities	18,311.7	122.4	(49.1)	3.1	18,388.1	70.8
Equity securities:
Nonredeemable preferred stocks	666.0	123.6	(6.5)	0	783.1	3.0
Common equities	1,472.3	1,611.7	(6.5)	0	3,077.5	11.8
Short-term investments	3,729.7	0	0	0	3,729.7	14.4
Total portfolio[1,2]	$24,179.7	$1,857.7	$(62.1)	$3.1	$25,978.4	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2017
Fixed maturities:
U.S. government obligations	$6,688.8	$1.1	$(44.0)	$0	$6,645.9	24.4%
State and local government obligations	2,285.6	20.7	(9.3)	0.1	2,297.1	8.4
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	4,997.2	14.8	(14.4)	0.1	4,997.7	18.3
Residential mortgage-backed securities	828.8	11.3	(3.4)	0	836.7	3.1
Commercial mortgage-backed securities	2,760.1	11.8	(13.3)	0	2,758.6	10.1
Other asset-backed securities	2,454.5	4.5	(4.5)	0.2	2,454.7	9.0
Redeemable preferred stocks	194.9	17.8	(1.5)	(0.2)	211.0	0.8
Total fixed maturities	20,209.9	82.0	(90.4)	0.2	20,201.7	74.1
Equity securities:
Nonredeemable preferred stocks	698.6	114.0	(8.8)	0	803.8	2.9
Common equities	1,499.0	1,901.0	(0.2)	0	3,399.8	12.5
Short-term investments	2,869.4	0	0	0	2,869.4	10.5
Total portfolio[1,2]	$25,276.9	$2,097.0	$(99.4)	$0.2	$27,274.7	100.0%
1Our portfolio reflects the effect of unsettled security transactions; at June 30, 2018 and 2017, we had $362.1 million and $287.1 million, respectively, included in “other liabilities,” compared to $5.8 million included in “other assets” at December 31, 2017.
2The total fair value of the portfolio at June 30, 2018 and 2017, and December 31, 2017, included $1.7 billion, $1.1 billion, and $1.6 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

We did not have any open repurchase or reverse repurchase transactions in our short-term investment portfolio at June 30, 2018 and 2017, or December 31, 2017. To the extent we enter into repurchase or reverse repurchase transactions, and consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	June 30,
(millions)	2018	2017	December 31, 2017
Fixed maturities:
State and local government obligations	$3.6	$6.6	$6.1
Corporate debt securities	170.3	61.3	99.8
Residential mortgage-backed securities	0	189.7	0
Other asset-backed securities	5.5	7.7	6.7
Redeemable preferred stocks	67.3	0	30.3
Total hybrid securities	$246.7	$265.3	$142.9

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
Fixed Maturities The composition of fixed maturities by maturity at June 30, 2018, was:

(millions)	Cost	Fair Value
Less than one year	$3,805.2	$3,809.2
One to five years	15,190.7	14,999.1
Five to ten years	4,939.7	4,855.4
Ten years or greater	126.2	125.5
Total	$24,061.8	$23,789.2

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of June 30, 2018, we had $304.1 million of gross unrealized losses in our fixed-maturity securities. A review of our fixed-maturity securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2018
Fixed maturities:
U.S. government obligations	70	$7,503.2	$(141.3)	33	$4,543.5	$(73.6)	37	$2,959.7	$(67.7)
State and local government obligations	355	1,050.9	(15.9)	219	631.9	(7.1)	136	419.0	(8.8)
Corporate debt securities	391	6,153.5	(94.3)	322	5,439.3	(77.2)	69	714.2	(17.1)
Residential mortgage-backed securities	227	380.3	(5.4)	52	188.6	(0.9)	175	191.7	(4.5)
Commercial mortgage-backed securities	142	2,300.9	(31.5)	85	1,371.4	(14.4)	57	929.5	(17.1)
Other asset-backed securities	219	2,479.7	(13.7)	148	2,055.1	(8.5)	71	424.6	(5.2)
Redeemable preferred stocks	3	30.2	(2.0)	1	4.6	(0.2)	2	25.6	(1.8)
Total fixed maturities	1,407	$19,898.7	$(304.1)	860	$14,234.4	$(181.9)	547	$5,664.3	$(122.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
June 30, 2017
Fixed maturities:
U.S. government obligations	41	$2,781.8	$(15.8)	39	$2,725.1	$(15.1)	2	$56.7	$(0.7)
State and local government obligations	222	818.7	(5.9)	138	479.8	(3.3)	84	338.9	(2.6)
Corporate debt securities	143	1,905.2	(7.6)	122	1,599.6	(5.3)	21	305.6	(2.3)
Residential mortgage-backed securities	220	535.7	(5.9)	126	197.8	(1.1)	94	337.9	(4.8)
Commercial mortgage-backed securities	74	905.6	(9.7)	52	679.5	(5.7)	22	226.1	(4.0)
Other asset-backed securities	160	2,077.8	(2.5)	145	1,823.8	(1.9)	15	254.0	(0.6)
Redeemable preferred stocks	1	10.8	(1.7)	0	0	0	1	10.8	(1.7)
Total fixed maturities	861	9,035.6	(49.1)	622	7,505.6	(32.4)	239	1,530.0	(16.7)
Equity securities:
Nonredeemable preferred stocks	3	73.1	(6.5)	0	0	0	3	73.1	(6.5)
Common equities	80	73.1	(6.5)	74	72.3	(6.5)	6	0.8	0
Total equity securities	83	146.2	(13.0)	74	72.3	(6.5)	9	73.9	(6.5)
Total portfolio	944	$9,181.8	$(62.1)	696	$7,577.9	$(38.9)	248	$1,603.9	$(23.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2017
Fixed maturities:
U.S. government obligations	58	$5,817.0	$(44.0)	41	$4,869.3	$(34.6)	17	$947.7	$(9.4)
State and local government obligations	358	1,200.3	(9.3)	230	737.6	(4.4)	128	462.7	(4.9)
Corporate debt securities	222	2,979.4	(14.4)	171	2,072.9	(9.1)	51	906.5	(5.3)
Residential mortgage-backed securities	201	300.9	(3.4)	30	75.1	(0.2)	171	225.8	(3.2)
Commercial mortgage-backed securities	105	1,682.3	(13.3)	63	1,221.2	(5.9)	42	461.1	(7.4)
Other asset-backed securities	197	1,837.3	(4.5)	134	1,377.8	(3.3)	63	459.5	(1.2)
Redeemable preferred stocks	2	21.8	(1.5)	1	10.8	(0.1)	1	11.0	(1.4)
Total fixed maturities	1,143	13,839.0	(90.4)	670	10,364.7	(57.6)	473	3,474.3	(32.8)
Equity securities:
Nonredeemable preferred stocks	4	127.8	(8.8)	1	56.5	(0.5)	3	71.3	(8.3)
Common equities	19	13.4	(0.2)	18	13.4	(0.2)	1	0	0
Total equity securities	23	141.2	(9.0)	19	69.9	(0.7)	4	71.3	(8.3)
Total portfolio	1,166	$13,980.2	$(99.4)	689	$10,434.6	$(58.3)	477	$3,545.6	$(41.1)

Since both June 30, 2017 and December 31, 2017, the number of securities in our fixed-maturity portfolio with unrealized losses increased, primarily the result of rising interest rates during the latter part of 2017 and early 2018. We had no material decreases in valuation as a result of credit rating downgrades and all of the securities in the table above are current with respect to required principal and interest payments.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	June 30,		December 31, 2017
(millions)	2018	2017
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(19.7)	$(19.7)
Commercial mortgage-backed securities	(0.3)	(0.5)	(0.3)
Total fixed maturities	$(20.0)	$(20.2)	$(20.0)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended June 30, 2018 and 2017, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended June 30, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2018	$0	$0.5	$0.5
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at June 30, 2018	$0.3	$0.5	$0.8

	Six Months Ended June 30, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2017	$0	$0.5	$0.5
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at June 30, 2018	$0.3	$0.5	$0.8

	Three Months Ended June 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at March 31, 2017	$11.4	$0.1	$11.5
Reductions for securities sold/matured	(11.4)	0	(11.4)
Change in recoveries of future cash flows expected to be collected[1]	0.2	0	0.2
Balance at June 30, 2017	$0.2	$0.1	$0.3

	Six Months Ended June 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2016	$11.1	$0.4	$11.5
Reductions for securities sold/matured	(10.9)	(0.3)	(11.2)
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at June 30, 2017	$0.2	$0.1	$0.3
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the six months ended June 30, 2018 or 2017.

Realized Gains (Losses) The components of net realized gains (losses) for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2018	2017	2018	2017
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$1.7	$4.5	$1.7	$4.9
State and local government obligations	0.6	2.6	9.2	3.1
Corporate and other debt securities	0.3	7.3	0.4	11.4
Residential mortgage-backed securities	0	20.9	0	21.0
Commercial mortgage-backed securities	0.3	1.2	2.0	2.4
Other asset-backed securities	0.1	0	0.1	0.3
Redeemable preferred stocks	3.2	0	4.3	0.3
Total available-for-sale securities	6.2	36.5	17.7	43.4
Equity securities:
Nonredeemable preferred stocks	0	6.2	3.6	51.6
Common equities	18.5	9.9	138.4	17.3
Total equity securities	18.5	16.1	142.0	68.9
Subtotal gross realized gains on security sales	24.7	52.6	159.7	112.3
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(29.9)	(0.4)	(38.8)	(3.6)
State and local government obligations	(0.6)	0	(1.9)	(0.1)
Corporate and other debt securities	(1.0)	(1.9)	(4.1)	(2.8)
Residential mortgage-backed securities	0	(0.3)	0	(0.3)
Commercial mortgage-backed securities	0	(0.7)	(6.3)	(3.1)
Other asset-backed securities	(0.9)	0	(1.0)	0
Total available-for-sale securities	(32.4)	(3.3)	(52.1)	(9.9)
Equity securities:
Nonredeemable preferred stocks	(1.9)	(4.6)	(2.3)	(5.8)
Common equities	0	0	(7.9)	(0.1)
Total equity securities	(1.9)	(4.6)	(10.2)	(5.9)
Subtotal gross realized losses on security sales	(34.3)	(7.9)	(62.3)	(15.8)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(28.2)	4.1	(37.1)	1.3
State and local government obligations	0	2.6	7.3	3.0
Corporate and other debt securities	(0.7)	5.4	(3.7)	8.6
Residential mortgage-backed securities	0	20.6	0	20.7
Commercial mortgage-backed securities	0.3	0.5	(4.3)	(0.7)
Other asset-backed securities	(0.8)	0	(0.9)	0.3
Redeemable preferred stocks	3.2	0	4.3	0.3
Total available-for-sale securities	(26.2)	33.2	(34.4)	33.5
Equity securities:
Nonredeemable preferred stocks	(1.9)	1.6	1.3	45.8
Common equities	18.5	9.9	130.5	17.2
Total equity securities	16.6	11.5	131.8	63.0
Litigation settlements and other gains (losses)	0	0.8	0	1.1
Subtotal net realized gains (losses) on security sales	(9.6)	45.5	97.4	97.6
Net holding period gains (losses)
Hybrid securities	(2.3)	0.4	(5.5)	1.2
Equity securities	55.8	0	(96.2)	0
Subtotal net holding period gains (losses)	53.5	0.4	(101.7)	1.2
Other-than-temporary impairment losses
Equity securities:
Common equities	0	(2.6)	0	(3.6)
Subtotal investment other-than-temporary impairment losses	0	(2.6)	0	(3.6)
Other asset impairment	(11.1)	(11.2)	(11.1)	(11.2)
Subtotal other-than-temporary impairment losses	(11.1)	(13.8)	(11.1)	(14.8)
Total net realized gains (losses) on securities	$32.8	$32.1	$(15.4)	$84.0

Gross realized gains were predominantly the result of sales in our indexed common stock portfolio in order to reduce the overall portfolio risk, while gross realized losses were predominantly in our available-for-sale securities and were the result of changes in credit spreads and interest rates. Also included are holding period change in valuation gains and losses on equity securities and hybrid securities, recoveries from litigation settlements related to investments, and write-downs for securities determined to be other-than-temporarily impaired. The other asset impairment relates to renewable energy investments, which are reflected in “other assets” on the balance sheet, under which the future pretax cash flows are expected to be less than the carrying value of the assets.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and six months ended June 30, 2018 for equity securities held at quarter end:

	Three Months	Six Months
(millions)	2018	2018
Total net gains (losses) recognized during the period on equity securities	$72.4	$35.6
Less: Net gains (losses) recognized on equity securities sold during the period	16.6	131.8
Net holding period gains (losses) recognized during the period on equity securities held at period end	$55.8	$(96.2)
Note: Comparative disclosure for the prior year period is not meaningful.
Net Investment Income  The components of net investment income for the three and six months ended June 30, were:

	Three Months		Six Months
(millions)	2018	2017	2018	2017
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$45.9	$17.0	$85.7	$29.7
State and local government obligations	9.1	13.1	19.1	26.4
Foreign government obligations	0	0.1	0	0.2
Corporate debt securities	51.8	31.3	88.0	60.9
Residential mortgage-backed securities	6.6	10.3	13.5	19.9
Commercial mortgage-backed securities	20.2	18.3	41.4	37.1
Other asset-backed securities	16.1	11.8	29.7	21.7
Redeemable preferred stocks	2.9	2.9	5.5	6.3
Total fixed maturities	152.6	104.8	282.9	202.2
Short-term investments	14.9	8.8	25.0	15.8
Total available-for-sale securities	167.5	113.6	307.9	218.0
Equity securities:
Nonredeemable preferred stocks	10.4	10.6	21.3	22.1
Common equities	14.2	14.6	29.2	27.9
Total equity securities	24.6	25.2	50.5	50.0
Investment income	192.1	138.8	358.4	268.0
Investment expenses	(6.2)	(6.6)	(12.2)	(12.2)
Net investment income	$185.9	$132.2	$346.2	$255.8

The amount of investment income (interest and dividends) we recognize varies from year to year based on the average assets held during the year and the book yields of the securities in our portfolio. The increase in net investment income on a year-over-year basis for the three and six months ended June 30, 2018, was due to a combination of an increase in average assets and an increase in portfolio yields. The increase in average assets was due to strong underwriting growth and profitability, as well as the $600 million debt and $500 million preferred stock issuances in the first quarter of 2018. The increase in portfolio yields was a result of our decision to increase the portfolio duration from 2.3 years at the end of the second quarter 2017 to 2.6 years at the end of the second quarter 2018 and a general rise in interest rates.

Trading Securities At June 30, 2018 and 2017, and December 31, 2017, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and six months ended June 30, 2018 and 2017.

Derivative Instruments
At June 30, 2018 and 2017, and December 31, 2017, we had no open derivative positions. During March 2017, we entered into a forecasted debt issuance hedge, against a possible rise in interest rates, in conjunction with the $850 million of 4.125% Senior Notes due 2047 issued in April 2017. Upon issuance, we closed the hedge and recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $8.0 million in April 2017.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2018
Fixed maturities:
U.S. government obligations	$7,865.4	$0	$0	$7,865.4	$8,005.8
State and local government obligations	0	1,667.3	0	1,667.3	1,678.9
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	7,330.3	0	7,330.3	7,422.4
Subtotal	7,865.4	8,997.6	0	16,863.0	17,107.1
Asset-backed securities:
Residential mortgage-backed	0	822.6	0	822.6	819.6
Commercial mortgage-backed	0	2,696.9	0	2,696.9	2,725.5
Other asset-backed	0	3,177.6	0	3,177.6	3,189.2
Subtotal asset-backed securities	0	6,697.1	0	6,697.1	6,734.3
Redeemable preferred stocks:
Financials	0	67.7	0	67.7	65.3
Utilities	0	4.6	0	4.6	4.8
Industrials	10.1	146.7	0	156.8	150.3
Subtotal redeemable preferred stocks	10.1	219.0	0	229.1	220.4
Total fixed maturities	7,875.5	15,913.7	0	23,789.2	24,061.8
Short-term investments	2,954.2	277.0	0	3,231.2	3,231.2
Total available-for-sale securities	10,829.7	16,190.7	0	27,020.4	27,293.0
Equity securities:
Nonredeemable preferred stocks:
Financials	77.4	676.2	0	753.6	672.0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	77.4	676.2	5.0	758.6	677.0
Common equities:
Common stocks	3,141.9	0	0	3,141.9	1,313.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,141.9	0	0.3	3,142.2	1,314.0
Total equity securities	3,219.3	676.2	5.3	3,900.8	1,991.0
Total portfolio	$14,049.0	$16,866.9	$5.3	$30,921.2	$29,284.0
Debt	$0	$3,959.0	$0	$3,959.0	$3,859.5

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
June 30, 2017
Fixed maturities:
U.S. government obligations	$4,155.0	$0	$0	$4,155.0	$4,166.4
State and local government obligations	0	2,500.1	0	2,500.1	2,473.3
Foreign government obligations	22.5	0	0	22.5	22.5
Corporate debt securities	0	5,013.8	0	5,013.8	4,991.6
Subtotal	4,177.5	7,513.9	0	11,691.4	11,653.8
Asset-backed securities:
Residential mortgage-backed	0	1,267.6	0	1,267.6	1,260.3
Commercial mortgage-backed	0	2,375.0	0	2,375.0	2,364.9
Other asset-backed	0	2,847.4	0	2,847.4	2,843.3
Subtotal asset-backed securities	0	6,490.0	0	6,490.0	6,468.5
Redeemable preferred stocks:
Financials	0	64.1	0	64.1	60.4
Utilities	0	32.2	0	32.2	30.5
Industrials	0	110.4	0	110.4	98.5
Subtotal redeemable preferred stocks	0	206.7	0	206.7	189.4
Total fixed maturities	4,177.5	14,210.6	0	18,388.1	18,311.7
Equity securities:
Nonredeemable preferred stocks:
Financials	85.3	697.8	0	783.1	666.0
Industrials	0	0	0	0	0
Subtotal nonredeemable preferred stocks	85.3	697.8	0	783.1	666.0
Common equities:
Common stocks	3,077.2	0	0	3,077.2	1,472.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,077.2	0	0.3	3,077.5	1,472.3
Total fixed maturities and equity securities	7,340.0	14,908.4	0.3	22,248.7	20,450.0
Short-term investments	2,448.0	1,281.7	0	3,729.7	3,729.7
Total portfolio	$9,788.0	$16,190.1	$0.3	$25,978.4	$24,179.7
Debt	$0	$3,564.4	$114.8	$3,679.2	$3,383.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2017
Fixed maturities:
U.S. government obligations	$6,645.9	$0	$0	$6,645.9	$6,688.8
State and local government obligations	0	2,297.1	0	2,297.1	2,285.6
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	4,997.7	0	4,997.7	4,997.2
Subtotal	6,645.9	7,294.8	0	13,940.7	13,971.6
Asset-backed securities:
Residential mortgage-backed	0	836.7	0	836.7	828.8
Commercial mortgage-backed	0	2,758.6	0	2,758.6	2,760.1
Other asset-backed	0	2,454.7	0	2,454.7	2,454.5
Subtotal asset-backed securities	0	6,050.0	0	6,050.0	6,043.4
Redeemable preferred stocks:
Financials	0	64.1	0	64.1	61.3
Utilities	0	11.4	0	11.4	10.1
Industrials	0	135.5	0	135.5	123.5
Subtotal redeemable preferred stocks	0	211.0	0	211.0	194.9
Total fixed maturities	6,645.9	13,555.8	0	20,201.7	20,209.9
Equity securities:
Nonredeemable preferred stocks:
Financials	80.6	718.2	0	798.8	693.6
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	80.6	718.2	5.0	803.8	698.6
Common equities:
Common stocks	3,399.5	0	0	3,399.5	1,498.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,399.5	0	0.3	3,399.8	1,499.0
Total fixed maturities and equity securities	10,126.0	14,274.0	5.3	24,405.3	22,407.5
Short-term investments	1,824.4	1,045.0	0	2,869.4	2,869.4
Total portfolio	$11,950.4	$15,319.0	$5.3	$27,274.7	$25,276.9
Debt	$0	$3,606.5	$37.1	$3,643.6	$3,306.3
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
At June 30, 2018, vendor-quoted prices represented 72% of our Level 1 classifications (excluding short-term investments), compared to 58% and 66% at June 30, 2017 and December 31, 2017, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At June 30, 2018 and 2017, and December 31, 2017, vendor-quoted prices comprised 98%, 99%, and 98%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 2%, 1%, and 2%, respectively. In our process for selecting a source (e.g., dealer, pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
Lastly, for our short-term securities, we look at acquisition price relative to the coupon or yield. Since our short-term securities are typically 90 days or less to maturity, with the majority listed in Level 2 being 30 days or less to redemption, we believe that acquisition price is the best estimate of fair value.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At June 30, 2018 and 2017, and December 31, 2017, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At June 30, 2018 and December 31, 2017, we held one private nonredeemable preferred security with a value of $5.0 million that was priced internally. The security was purchased during the third quarter 2017 and the value at both periods equals the cost at acquisition. A review of their latest available financial statements did not reveal any significant changes that would impact the security’s fair value. We did not hold any internally priced securities at June 30, 2017.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2018 or 2017, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

We did not have any material changes in fair value associated with Level 3 assets for the three and six months ended June 30, 2018 and 2017. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	June 30, 2018		June 30, 2017		December 31, 2017
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$498.9	$506.4	$498.6	$528.0	$498.8	$520.7
2.45% Senior Notes due 2027	496.3	451.3	496.0	474.2	496.1	477.9
6 5/8% Senior Notes due 2029	296.2	364.4	296.0	389.0	296.1	382.3
6.25% Senior Notes due 2032	395.4	492.5	395.2	522.7	395.3	516.9
4.35% Senior Notes due 2044	346.6	356.7	346.5	376.5	346.5	388.7
3.70% Senior Notes due 2045	395.3	363.9	395.2	389.7	395.2	402.9
4.125% Senior Notes due 2047	841.3	831.5	841.1	884.3	841.2	917.1
4.20% Senior Notes due 2048	589.5	592.3	0	0	0	0
Other debt instruments	0	0	114.8	114.8	37.1	37.1
Total	$3,859.5	$3,959.0	$3,383.4	$3,679.2	$3,306.3	$3,643.6

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

The Progressive Corporation Debt
The Progressive Corporation issued $600 million of 4.20% Senior Notes due 2048 (the “4.20% Senior Notes”) in March 2018, and $850 million of 4.125% Senior Notes due 2047 (the “4.125% Senior Notes”) in April 2017, in underwritten public offerings. The net proceeds from these issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately $589.5 million and $841.1 million, respectively. In addition, upon issuance of the 4.125% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized an $8.0 million pretax unrealized loss as part of accumulated other comprehensive income (loss), which is being amortized as an adjustment to interest expense over the life of the 4.125% Senior Notes. Consistent with the other senior notes issued by Progressive, interest on the 4.20% Senior Notes and 4.125% Senior Notes is payable semiannually and both are redeemable, in whole or in part, at any time.
The Progressive Corporation Line of Credit
During the second quarter 2018, The Progressive Corporation entered into a new line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. The prior line of credit, entered into in April 2017, had expired. The line of credit is on the same terms and conditions as the previous line of credit. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2019, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during the first six months of 2018 or throughout 2017.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At June 30, 2018 and 2017, and December 31, 2017, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For deferred taxes on items that are reported in accumulated other comprehensive income, our policy is to release the income tax effects related to these items on an aggregate portfolio approach. For this purpose, we consider our available-for-sale fixed maturity securities and hedges on forecasted transactions as separate portfolios.
For the six months ended June 30, 2018, there have been no material changes in our uncertain tax positions.
The effective tax rate for the three and six months ended June 30, 2018 were 20.3% and 20.1% respectively, compared to 32.8% and 32.9% for the same periods in 2017. The current year effective tax rate is lower primarily due to the reduction in the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
As of June 30, 2018, we have not fully completed our accounting for the tax effects of the enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017 with regard to the deductibility of compensation expense for certain covered executives due to uncertainty surrounding the appropriate tax treatment of outstanding performance-based awards, and uncertainty surrounding the discount factors to be applied for loss reserve discounting. We are waiting for the Internal Revenue Service to publish additional guidance or information for both items.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	June 30,
(millions)	2018	2017
Balance, Beginning of period	$13,086.9	$11,368.0
Less reinsurance recoverables on unpaid losses	2,170.1	1,801.0
Net balance, Beginning of period	10,916.8	9,567.0
Incurred related to:
Current year	10,164.6	8,804.1
Prior years	81.5	74.2
Total incurred	10,246.1	8,878.3
Paid related to:
Current year	5,533.7	4,951.0
Prior years	3,851.5	3,381.8
Total paid	9,385.2	8,332.8
Net balance, End of period	11,777.7	10,112.5
Plus reinsurance recoverables on unpaid losses	2,293.1	1,947.9
Balance, End of period	$14,070.8	$12,060.4

We experienced unfavorable reserve development of $81.5 million and $74.2 million for the first six months of 2018 and 2017, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date June 30, 2018

•	Approximately $72 million of the unfavorable prior year reserve development was attributable to accident years 2017 and 2016.

•
Our personal auto business incurred about $57 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses contributing about $36 million and $21 million, respectively, of unfavorable development. The unfavorable development was primarily due to an increase in reopened personal injury protection (PIP) claims.

•	Our Commercial Lines business experienced about $17 million of unfavorable development primarily due to late reported losses and higher LAE than anticipated.

•	Our Property business recognized unfavorable development of about $7 million, while our special lines products had minimal development during the first half of the year.
Year-to-date June 30, 2017

•	Approximately $56 million of the unfavorable prior year reserve development was attributable to accident year 2016 with the balance attributable to accident year 2015.

•
Our commercial and personal auto businesses incurred about $102 million of unfavorable loss and LAE reserve development for the first six months of 2017, partially offset by the favorable loss and LAE reserve development of about $28 million in our special lines and Property businesses.

•
Our Agency and Direct personal auto businesses incurred about $65 million and $29 million, respectively, of the total unfavorable reserve development, primarily due to an increase in costs related to property damage, more late reported bodily injury claims than anticipated, and higher LAE costs.

•
Our Property business experienced about $20 million in favorable development primarily due to the identification of prior year losses eligible to be ceded under our catastrophe bond reinsurance program.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts on ARX’s subsidiaries, which are primarily collateralized by U.S. Treasury notes. The amount of reverse repurchase commitments held by ARX’s subsidiaries at June 30, 2018 and 2017, and December 31, 2017, were $155.9 million, $130.2 million, and $247.2 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) are administrators.
We paid the following in the respective periods:

	Six Months Ended June 30,
(millions)	2018	2017
Income taxes	$358.9	$452.9
Interest	70.9	73.3

Income taxes paid for the six months ended June 30, 2017, was revised to correct the amount of tax payments disclosed for that period; there was no overall impact on the decrease in cash, cash equivalents, and restricted cash that was reported in our consolidated statement of cash flows for the six months ended June 30, 2017.
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

Following are the operating results for the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,225.7	$360.9	$2,752.5	$205.5	$6,289.5	$770.0	$5,384.0	$455.2
Direct	3,211.8	287.9	2,650.0	162.7	6,228.1	585.9	5,173.7	338.0
Total Personal Lines[1]	6,437.5	648.8	5,402.5	368.2	12,517.6	1,355.9	10,557.7	793.2
Commercial Lines	884.3	100.3	671.7	56.2	1,692.9	195.1	1,317.2	123.6
Property[2]	312.4	(51.9)	239.1	3.7	597.7	(23.4)	465.1	11.5
Other indemnity	0	0	0	(0.1)	0	0.2	0	(0.3)
Total underwriting operations	7,634.2	697.2	6,313.3	428.0	14,808.2	1,527.8	12,340.0	928.0
Fees and other revenues[3]	116.0	NA	88.8	NA	219.8	NA	174.0	NA
Service businesses	42.9	5.9	32.7	5.7	77.1	10.8	61.2	8.3
Investments[4]	224.9	218.7	170.9	164.3	343.0	330.8	352.0	339.8
Other gains (losses)	0	0	0	0	0	0	0.2	0.2
Interest expense	NA	(41.7)	NA	(43.4)	NA	(78.5)	NA	(80.2)
Consolidated total	$8,018.0	$880.1	$6,605.7	$554.6	$15,448.1	$1,790.9	$12,927.4	$1,196.1
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and six months ended June 30, 2018, and 93% for the same periods in 2017; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and six months ended June 30, 2018, pretax profit (loss) includes $18.0 million and $36.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $15.5 million and $31.0 million for the same periods in 2017. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, will not affect the value of net income (loss) attributable to noncontrolling interest.
3 Pretax profit (loss) for fees and other revenues is attributable to operating segments.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	11.2%	88.8	7.5%	92.5	12.2%	87.8	8.5%	91.5
Direct	9.0	91.0	6.1	93.9	9.4	90.6	6.5	93.5
Total Personal Lines	10.1	89.9	6.8	93.2	10.8	89.2	7.5	92.5
Commercial Lines	11.3	88.7	8.4	91.6	11.5	88.5	9.4	90.6
Property[1]	(16.6)	116.6	1.5	98.5	(3.9)	103.9	2.5	97.5
Total underwriting operations	9.1	90.9	6.8	93.2	10.3	89.7	7.5	92.5
1 Included in the three and six months ended June 30, 2018 is 5.8 points and 6.0 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 6.5 points and 6.7 points, respectively, for the three and six months ended June 30, 2017.

Note 9 Dividends
Annual Variable Common Share Dividends
We maintain a policy of paying an annual variable dividend on our common shares that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income (using the statutory tax rate) multiplied by a performance factor (Gainshare factor), which is determined by reference to the Agency auto, Direct auto, special lines, Commercial Lines, and Property business units, with minor exclusions and adjustments, and subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis and announced to shareholders and the public. In December 2017, the Board determined the target percentage for 2018 to be 33-1/3% of annual after-tax underwriting income, which is unchanged from the 2017 target percentage.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). On a year-to-date basis, as of June 30, 2018, the Gainshare factor was 1.91. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
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
Following is a summary of our shareholder dividends that were declared in the last two years:

(millions, except per share amounts)			Amount of Common Share Dividends
Dividend Type	Declared	Paid	Per Share	Accrued[1]	Paid[1]
Annual – Variable	December 2017	February 2018	$1.1247	$655.1	$654.9
Annual – Variable	December 2016	February 2017	0.6808	395.4	395.4
1 Variance between accrued and paid, if any, reflects the difference between the number of estimated and actual shares outstanding as of the record date.

Preferred Share Dividends
In the first quarter 2018, we issued 500,000 Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares, without par value (the “Series B Preferred Shares”), with a liquidation preference of $1,000 per share (the “stated amount”). Holders of the Series B Preferred Shares will be entitled to receive cumulative cash dividends semi-annually in March and September, if and when declared by the Board of Directors. Until March 15, 2023 (the “fixed-rate period”), the annual dividend rate is fixed at 5.375% of the stated amount per share. Beginning March 15, 2023, the annual dividend rate switches to a floating rate equal to the three-month LIBOR rate plus a spread of 2.539% applied to the stated amount per share. After the fixed-rate period and up until redemption of the Series B Preferred Shares, the dividends would be payable quarterly, if and when declared by the Board of Directors. The Series B Preferred Shares are perpetual and have no stated maturity date. After the fixed-rate period, we may redeem the Series B Preferred Shares at the stated amount plus all accrued and unpaid dividends.
Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at March 31, 2018	$(218.6)	$46.0	$(172.6)	$(160.8)	$(17.8)	$0	$6.0
Other comprehensive income (loss) before reclassifications:
Investment securities	(90.4)	18.8	(71.6)	(71.6)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	0.7	(0.1)	0.6	0	0	0	0.6
Total other comprehensive income (loss) before reclassifications	(89.7)	18.7	(71.0)	(71.6)	0	0	0.6
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	(27.2)	5.7	(21.5)	(21.5)	0	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0	0
Total reclassification adjustment for amounts realized in net income	(27.5)	5.8	(21.7)	(21.5)	(0.2)	0	0
Total other comprehensive income (loss)	(62.2)	12.9	(49.3)	(50.1)	0.2	0	0.6
Balance at June 30, 2018	$(280.8)	$58.9	$(221.9)	$(210.9)	$(17.6)	$0	$6.6

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income	Total tax (provision) benefit	After tax total accumulated other comprehensive income	Total net unrealized gains (losses) on securities	Net unrealized gains on forecasted transactions	Foreign currency translation adjustment	(Income)loss attributable to NCI
Balance at December 31, 2017	$1,977.8	$(695.6)	$1,282.2	$1,295.0	$(14.8)	$0	$2.0
Cumulative effect adjustment[1]	(2,006.0)	705.8	(1,300.2)	(1,300.2)	0	0	0
Reclassification of disproportionate tax effect[2]	0	(4.3)	(4.3)	(1.1)	(3.2)	0	0
Adjusted balance at December 31, 2017	(28.2)	5.9	(22.3)	(6.3)	(18.0)	0	2.0
Other comprehensive income (loss) before reclassifications:
Investment securities	(293.8)	61.6	(232.2)	(232.2)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	5.8	(1.2)	4.6	0	0	0	4.6
Total other comprehensive income (loss) before reclassifications	(288.0)	60.4	(227.6)	(232.2)	0	0	4.6
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	(34.9)	7.3	(27.6)	(27.6)	0	0	0
Interest expense	(0.5)	0.1	(0.4)	0	(0.4)	0	0
Total reclassification adjustment for amounts realized in net income	(35.4)	7.4	(28.0)	(27.6)	(0.4)	0	0
Total other comprehensive income (loss)	(252.6)	53.0	(199.6)	(204.6)	0.4	0	4.6
Balance at June 30, 2018	$(280.8)	$58.9	$(221.9)	$(210.9)	$(17.6)	$0	$6.6
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at June 30, 2018 or 2017, and there were no material settlements during the first six months of 2018 or 2017. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2017 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2017 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX stockholders had the right to “put” a portion of their ARX shares to Progressive in 2018, and have the right to put all of their remaining shares to Progressive in 2021. During the second quarter 2018, the minority ARX stockholders put 204,527 shares, including 5,483 shares that were issued upon the exercise of outstanding stock options, bringing Progressive’s total ownership interest in ARX to 86.7%. Progressive acquired these additional shares, in a cash transaction, for a total cost of $295.9 million. If ARX stockholders do not put all of their shares to Progressive in 2021, Progressive has the ability to “call” all of the outstanding shares shortly thereafter and to bring its ownership stake to 100% in 2021. See Note 15 – Redeemable Noncontrolling Interest in our 2017 Annual Report to Shareholders for a discussion of the purchase price for shares to be purchased by Progressive pursuant to these put or call rights.
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
In addition to these minority shares, at June 30, 2018, ARX employees held options to purchase 16,067 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the “put” and “call” rights described above. Until the options are exercised, the underlying obligation of approximately $23.2 million is not recorded as part of redeemable NCI. See Note 9 – Employee Benefit Plans in our 2017 Annual Report to Shareholders for a discussion of our employee stock options.
The changes in the components of redeemable NCI during the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017, were:

(millions)	June 30, 2018	June 30, 2017	December 31, 2017
Balance, Beginning of period	$503.7	$483.7	$483.7
Net income attributable to NCI	8.8	11.1	5.9
Other comprehensive income (loss) attributable to NCI	(4.6)	2.2	2.3
Exercise of employee stock options	9.4	3.4	3.4
Purchase of ARX shares	(295.9)	0	0
Change in redemption value of NCI	(3.2)	1.4	8.4
Balance, End of period	$218.2	$501.8	$503.7

Note 13 Goodwill and Intangible Assets
Goodwill
During the six months ended June 30, 2018, there were no changes to the carrying amount of goodwill. Goodwill recorded at June 30, 2018 and 2017, and December 31, 2017 was $452.7 million. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of June 30, 2018 and 2017, and December 31, 2017:

(millions)	June 30, 2018	June 30, 2017	December 31, 2017
Intangible assets subject to amortization	$318.2	$389.4	$354.2
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$330.6	$401.8	$366.6
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	June 30, 2018			June 30, 2017			December 31, 2017
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$119.0	$137.2	$256.2	$82.4	$173.8	$256.2	$100.7	$155.5
Agency relationships	159.2	37.0	122.2	159.2	25.6	133.6	159.2	31.3	127.9
Software rights	79.1	34.7	44.4	79.1	24.1	55.0	79.1	29.4	49.7
Trade name	34.8	20.4	14.4	34.8	7.8	27.0	34.8	13.7	21.1
Total	$529.3	$211.1	$318.2	$529.3	$139.9	$389.4	$529.3	$175.1	$354.2
Amortization expense was $18.0 million and $36.0 million for the three and six months ended June 30, 2018, respectively, compared to $15.5 million and $31.0 million during the same periods last year.
During the third quarter 2017, we revised our estimate of the economic useful life of our trade name intangible asset from an original life of 10 years to a remaining life of 2 years. The decrease in the useful life represents the estimated length of time that it is expected to take to transition the branding of our Property products from the ASI trade name to the Progressive brand. As of June 30, 2018, the remaining average life of all of our intangible assets is 4.4 years.
Note 14 New Accounting Standards
Issued
In January 2018, the Financial Accounting Standards Board (FASB) proposed an Accounting Standards Update (ASU), which would provide targeted improvements to the new lease accounting guidance issued by the FASB in February 2016 (the “2016 ASU”). The 2016 ASU, which eliminates the off-balance-sheet accounting for leases, will require lessees to report their operating leases as both an asset and liability on the statement of financial position and to disclose key information about leasing arrangements in the financial statement footnotes. Under the 2016 ASU, there will be no change to the recognition of lease expense in our results of operations. The 2016 ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2018 (2019 for calendar-year companies). Under the proposed guidance, companies would have the option to apply the new lease requirements either as of the effective date (i.e., January 1, 2019), with comparative information presented in accordance with the previous standard, or on a modified retrospective basis, which would restate all financial statement information as of the beginning of the earliest period presented and is the transition method under the 2016 ASU. Based on our lease portfolio at June 30, 2018, and in accordance with the accounting elections available in the 2016 ASU, we would have recorded an increase to assets and liabilities of approximately $140 million, and there would have been no impact on our results of operations or cash flows. Therefore, we do not expect this standard to have a material impact on our financial condition.

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
In January 2017, the FASB issued an ASU, which eliminates the requirement to determine the implied fair value of goodwill in measuring an impairment loss. Upon adoption, the measurement of a goodwill impairment will represent the excess of the reporting unit’s carrying value over fair value, limited to the carrying value of goodwill. This ASU is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permitted. We do not expect this standard to have a material impact on our financial position or results of operations.

In June 2016, the FASB issued an ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. Additionally, this update will modify the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and will result in the creation of an allowance for credit losses as a contra asset account. The ASU will require cumulative-effect changes to retained earnings in the period of adoption, if any occur, and will also require prospective changes on previously recorded impairments. This ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permissible (including interim periods within that fiscal year) beginning after December 15, 2018 (2019 for calendar-year companies). While the ASU creates additional accounting complexities related to the recognition of the impairment losses, and subsequent recoveries, through an allowance for credit losses account, we do not expect the ASU to have a material impact on our current method of evaluating securities for credit losses or the timing or recognition of the amounts of the impairment losses.
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
Note 15 Reclassification — For the three and six months ended June 30, 2017, we reclassified the change in the net holding period gains (losses) on hybrid securities held at June 30, 2017 to “net holding period gains (losses) on securities” out of “net realized gains (losses) on security sales” to conform with the current-year Consolidated Statements of Comprehensive Income presentation. There was no overall impact on total net realized gains (losses) on securities. We also reclassified the classification and presentation of restricted cash in our Consolidated Statements of Cash Flows in accordance with the accounting guidance we adopted for the year ended December 31, 2017 relating to this item; there was no overall impact on the increase in cash, cash equivalents, and restricted cash as a result of this reclassification. In addition, on our Consolidated Balance Sheets for December 31, 2017, we reclassified our “dividends payable” into “accounts payable, accrued expenses, and other liabilities” to be consistent with the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the second quarter 2018, compared to the same period last year. During the quarter, we generated $8.1 billion of net premiums written, which is an increase of $1.3 billion, or 20%, compared to the second quarter 2017. In addition, on a quarter-over-prior-year quarter basis, companywide net premiums earned increased 21% and policies in force grew 13%. We ended the quarter with 19.6 million total policies in force. For the second quarter 2018, we produced an underwriting margin of 9.1%, 2.3 points better than the second quarter last year, and a 63% increase in our pretax underwriting profitability. The increase in profitability for the second quarter 2018, on a year-over-year basis, in part reflects our increase in average written premium per policy along with decreases in our auto claims frequency and fewer catastrophe losses in 2018.
On a year-over-year basis, net income attributable to Progressive increased 92% for the second quarter and 80% for the first six months, primarily due to growth in our underwriting profitability and the lower effective tax rate in 2018, which reflects the change in the statutory tax rate to 21% from 35%. Comprehensive income attributable to Progressive increased 45% for the quarter and 21% year-to-date on a year-over-year basis. Comprehensive income includes a decrease in the value of our investment portfolio during 2018, compared to an increase in the portfolio valuation during the same periods last year. Due to a change in accounting guidance, as of January 1, 2018, the change in value of our equity securities is reported as a component of net income, instead of being a component of “other comprehensive income,” while the change in value of fixed-maturity securities remains part of “other comprehensive income.” This accounting change may cause more volatility in net income based on equity market conditions. Therefore, comprehensive income may be a more beneficial measure of our overall performance.
During the second quarter 2018, our total capital (debt plus shareholders’ equity) increased $0.7 billion, to $14.9 billion, primarily reflecting income during the quarter.
A. Insurance Operations
Our Personal and Commercial Lines operating segments were profitable during the second quarter 2018, while our Property business generated an underwriting loss, primarily due to catastrophe losses incurred during the quarter. All three segments contributed to our solid premium and policy in force growth during the second quarter on a year-over-year basis.
Our Personal Lines underwriting profit margin was 10.1% and Commercial Lines was 11.3%, while Property had an underwriting loss margin of 16.6%, which included 26.1 points of catastrophe losses, net of reinsurance, as well as 5.8 points of amortization expense, predominately related to our acquisition of a controlling interest of ARX Holding Corp. (ARX) in 2015. Our special lines products were also profitable in the second quarter, but their results had a minimal impact on our total Personal Lines combined ratio.
On a year-over-year basis, our catastrophe losses for the quarter were down 1.0 point. About 70% of the catastrophe losses in the second quarter 2018, both on the vehicle and Property businesses, were due to storms in Texas and Colorado. For the quarter, our companywide prior accident years development had a 0.3 point unfavorable impact, compared to a 0.6 point favorable impact in the second quarter 2017. Our overall incurred personal auto frequency was down around 2.6%, while severity was up about 2.3%. While we priced for the increase in severity, we were not anticipating the continued decrease in frequency, which contributed to the underwriting profitability in the quarter.
During the second quarter 2018, we renewed our catastrophe reinsurance coverage, which is in addition to our aggregate stop-loss agreement that was renewed at the beginning of the year and our multi-year reinsurance coverage still in effect. Under our catastrophe reinsurance, we increased our retention level to $60 million, from the $50 million retention we had in place last year. The increase reflects our decision to retain more of the catastrophe losses given our premium and regulatory capital growth during the year.
During the quarter, total new personal auto applications (i.e., issued policies) increased 27% on a year-over-year basis, including a 21% and 32% increase in our Agency auto and Direct auto businesses, respectively. The significant increase in Direct auto applications reflects, in part, lower growth during the second quarter 2017. On a year-over-year basis, the personal auto businesses benefited from increased advertising spend, as well as competitive product offerings and position in the marketplace. We will continue to spend on marketing when we believe that it is an efficient use of our dollars. We continued to generate strong new business application growth in our bundled auto and home customers (i.e., Robinsons) in both the Agency and Direct channels. New applications for our special lines products were up 2% during the second quarter 2018, compared to the same period last year.

For the Commercial Lines business, new applications increased 9% on a year-over-year basis during the second quarter 2018. Most of the underwriting restrictions that were implemented in the first quarter of 2018 were lifted during the second quarter 2018. We will continue to monitor our rate levels with a view toward continuing to grow profitably while providing high-quality customer service.
The Property business had an 81% increase in new applications for the second quarter 2018, compared to the same period last year and growth is strong in both the agency and direct channels. Our home/condo products grew nearly 60%, while the balance was due to an increase in our renters, umbrella, and manufactured home products. We have increased our state footprint since the second quarter last year for both the homeowners and renters products.
In addition, our product offerings were more competitive during the second quarter and we saw growth through HomeQuote Explorer® (HQX), our online quoting platform for home insurance. Where available, we incorporated HQX into our online bundled auto and home quoting experience. We have also added the ability to buy select products online through HQX to meet our customers needs. The “buy button” is currently only in one state but we plan to roll out to other states over time.
During the quarter, on a year-over-year basis, our written premium per policy for our personal auto businesses increased about 5%, primarily reflecting a shift in the mix of business toward higher premium coverages and the rate increases taken during the last 12 months. Written premium per policy increased 4% for our special lines products and increased 12% for our Commercial Lines business. The Commercial Lines increase reflects rate actions throughout 2017, as well as shifts in our mix of businesses to higher premium products. The total written premium per policy for the Property business decreased 5%, reflecting the renters business, which has lower premiums per policy, comprising a greater proportion of the total Property business. For our core Property business (e.g., home and condo insurance), the written premium per policy increased slightly. We continue to manage rate levels in our Property business to help meet our profitability targets in this segment.
We ended the second quarter 2018 with 12.8 million personal auto policies in force, with Agent auto and Direct auto growing 14% and 17%, respectively, over the the same period last year. Our special lines products policies in force grew 1% over the second quarter last year, Commercial Lines grew 9%, and Property grew 35%. On a year-over-year basis, total Personal Lines increased policies in force by about 1.7 million policies, Commercial Lines increased policies by just over 53,000, and Property increased policies by 455,500.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities, and our efforts to increase our share of multi-product households continue to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our vehicle businesses. Policy life expectancy has increased in Personal Lines, with our trailing 12-month total auto policy life expectancy up 10% over the second quarter last year and special lines was flat. Our Agency auto and Direct auto policy life expectancy were up 11% and 9%, respectively. These increases reflect the competitive markets as well as our Destination Era initiatives, where we have experienced an increase in customers who bundle their auto coverage with other products, which tends to translate to longer relationships with these customers. For Commercial Lines, our policy life expectancy increased 2% year over year.
B. Investments

The fair value of our investment portfolio was $30.9 billion at June 30, 2018. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At June 30, 2018, 16% of our portfolio was allocated to Group I securities and 84% to Group II securities, compared to 17% and 83%, respectively, at December 31, 2017.
Our recurring investment income generated a pretax book yield of 2.7% for the second quarter 2018, compared to 2.3% for the same period in 2017. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 0.6% for the second quarter 2018, compared to 1.3% for the same period in 2017. Our fixed-income and common stock portfolios had FTE total returns of 0.3% and 3.1%, respectively, for the second quarter 2018, compared to 1.1% and 3.5%, respectively, last year.
At June 30, 2018, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.6 years, compared to AA- and 2.5 years, respectively, at December 31, 2017. We lengthened our portfolio duration modestly during the first half of the year in response to higher interest rates as the risk/reward to our portfolio’s value at higher rate levels moved toward a more balanced position. However, our duration remains below the mid-point of our range as a means to limit any decline in portfolio value from an increase in rates from current low levels.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources

Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $3.5 billion and $2.0 billion for the first six months of 2018 and 2017, respectively. The year-over-year increase primarily reflects the increase in premiums collected in excess of paid losses due to strong growth during the period.
Our unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million was renewed during April 2018, on the same terms and conditions, and will expire on April 30, 2019. We did not engage in any short-term borrowings, including under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
During the second quarter, in accordance with our stockholders’ agreement related to the ARX acquisition, The Progressive Corporation increased its share ownership of ARX to 86.7% when the minority ARX stockholders put 204,527 shares to Progressive, at a total cost of $295.9 million. The Progressive Corporation has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. See Note 12 – Redeemable Noncontrolling Interest for further discussion.
Our total capital (debt plus shareholders’ equity) was $14.9 billion, at book value, at June 30, 2018, compared to $12.4 billion at June 30, 2017 and $12.6 billion at December 31, 2017. The increase since year end reflects the increase in comprehensive income during that period as well as the issuance of $600 million of 4.20% Senior Notes due 2048 and $500 million of Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares (the “Series B Preferred Shares”), in underwritten public offerings, during the first quarter 2018.
Our repurchases of common stock were not material during the second quarter of 2018, and we repurchased 702,255 shares at a total cost of $39.4 million on a year-to-date basis. No dividends were declared during the six months ended June 30, 2018. During the first quarter, we paid $654.9 million of common share dividends, which were declared in December 2017. Also, during the first quarter 2018, ARX repaid in full its term loans in the aggregate principal amount of $37.1 million. At June 30, 2018, ARX has no external borrowings outstanding.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 26.0% at June 30, 2018, 27.3% at June 30, 2017, and 26.3% at December 31, 2017.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs. During the first six months of 2018 and at all times during 2017, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2017.
Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on our Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future. Nevertheless, depending on our levels of premium growth and regulatory capital needs, underwriting profitability, including hurricane activity and other catastrophic storms and events, investment returns, and capital outlays through dividends, among other factors, we may need to raise additional capital in the next 12 months to satisfy our capital needs. It is possible that a capital-raising transaction involving debt securities could cause our debt-to-total capital ratio to exceed our published financial policy for a period of time.

B. Commitments and Contingencies
Contractual Obligations
During the first six months of 2018, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the debt and preferred share issuance transactions described above.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Personal Lines
Agency	42%	43%	42%	43%
Direct	40	40	42	42
Total Personal Lines[1]	82	83	84	85
Commercial Lines	13	13	12	11
Property	5	4	4	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 91% and 93% of the total Personal Lines segment net premiums written during the three and six months ended June 30, 2018, respectively, and 89% and 92% for the same periods in 2017; insurance for our special lines products accounted for the balance.
Our Personal Lines business writes insurance for personal autos and special lines products (e.g., motorcycles, watercraft, and RVs). We currently write our Personal Lines products in all 50 states. We also offer our personal auto product (not special lines products) in the District of Columbia. Our personal auto policies are primarily written for 6-month terms, while the special lines products are written for 12-month terms.
Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. While the majority of our Commercial Lines business is written through the independent agency channel, the amount of business written through the direct channel continues to grow and represented about 12% of premiums written for the first six months of 2018. We write Commercial Lines business in all 50 states and the majority of our policies are written for 12-month terms.
Our Property business writes residential property insurance (single family homes, condominium unit owners, rental coverage, etc.) for homeowners, other property owners, and renters. Our Property business primarily consists of the operations of the ARX organization. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel. Property policies are written for a 12-month term. ASI writes residential property in 43 states and the District of Columbia, with Vermont being the latest state where we began writing business. ASI also writes flood insurance in 44 states and the District of Columbia, and ASI and Progressive write renters insurance in 44 states and the District of Columbia. Florida and Texas remain the largest states for the Property business comprising just over 40% of the year-to-date premium volume. We continue to transition ASI products from the ASI trade name to the Progressive brand. We expect to complete the transition in both our agency and direct channels over the next year.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$360.9	11.2%	$205.5	7.5%	$770.0	12.2%	$455.2	8.5%
Direct	287.9	9.0	162.7	6.1	585.9	9.4	338.0	6.5
Total Personal Lines	648.8	10.1	368.2	6.8	1,355.9	10.8	793.2	7.5
Commercial Lines	100.3	11.3	56.2	8.4	195.1	11.5	123.6	9.4
Property[1]	(51.9)	(16.6)	3.7	1.5	(23.4)	(3.9)	11.5	2.5
Other indemnity[2]	0	NM	(0.1)	NM	0.2	NM	(0.3)	NM
Total underwriting operations	$697.2	9.1%	$428.0	6.8%	$1,527.8	10.3%	$928.0	7.5%
1 For the three and six months ended June 30, 2018, amounts include $18.0 million and $36.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $15.5 million and $31.0 million for the respective periods last year. The increase in amortization expense reflects a change in the economic useful life of the trade name intangible asset; see Note 13 – Goodwill and Intangible Assets for further discussion.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting profit margin increased in both the second quarter and first six months of 2018, compared to the same periods last year. The increase was driven by higher written premium per policy on both our personal and commercial auto products, lower than anticipated frequency, and lower catastrophe losses, as compared to last year.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Underwriting Performance[1]	2018	2017	Change		2018	2017	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	69.4	73.0	(3.6	) pts.	68.6	71.9	(3.3	) pts.
Underwriting expense ratio	19.4	19.5	(0.1	) pts.	19.2	19.6	(0.4	) pts.
Combined ratio	88.8	92.5	(3.7	) pts.	87.8	91.5	(3.7	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	70.9	75.0	(4.1	) pts.	70.3	73.8	(3.5	) pts.
Underwriting expense ratio	20.1	18.9	1.2	pts.	20.3	19.7	0.6	pts.
Combined ratio	91.0	93.9	(2.9	) pts.	90.6	93.5	(2.9	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	70.2	74.0	(3.8	) pts.	69.4	72.8	(3.4	) pts.
Underwriting expense ratio	19.7	19.2	0.5	pts.	19.8	19.7	0.1	pts.
Combined ratio	89.9	93.2	(3.3	) pts.	89.2	92.5	(3.3	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	68.7	69.4	(0.7	) pts.	68.0	68.5	(0.5	) pts.
Underwriting expense ratio	20.0	22.2	(2.2	) pts.	20.5	22.1	(1.6	) pts.
Combined ratio	88.7	91.6	(2.9	) pts.	88.5	90.6	(2.1	) pts.
Property
Loss & loss adjustment expense ratio	79.9	63.6	16.3	pts.	68.0	61.5	6.5	pts.
Underwriting expense ratio[2]	36.7	34.9	1.8	pts.	35.9	36.0	(0.1	) pts.
Combined ratio[2]	116.6	98.5	18.1	pts.	103.9	97.5	6.4	pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	70.4	73.1	(2.7	) pts.	69.2	72.0	(2.8	) pts.
Underwriting expense ratio	20.5	20.1	0.4	pts.	20.5	20.5	0	pts.
Combined ratio	90.9	93.2	(2.3	) pts.	89.7	92.5	(2.8	) pts.
Accident year loss & loss adjustment expense ratio[4]	70.1	73.7	(3.6	) pts.	68.6	71.4	(2.8	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and six months ended June 30, 2018 are 5.8 points and 6.0 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX, and 6.5 points and 6.7 points for the respective periods last year. Excluding these additional expenses, for the three months ended June 30, 2018 and 2017, the Property business would have reported expense ratios of 30.9 and 28.4, respectively, and combined ratios of 110.8 and 92.0. For the six months ended June 30, 2018 and 2017, excluding these additional expenses, the Property business would have reported expense ratios of 29.9 and 29.3, respectively, and combined ratios of 97.9 and 90.8.
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2018	2017	2018	2017
Change in net loss and LAE reserves	$585.7	$334.0	$860.9	$545.5
Paid losses and LAE	4,789.6	4,280.9	9,385.2	8,332.8
Total incurred losses and LAE	$5,375.3	$4,614.9	$10,246.1	$8,878.3
Claims costs, our most significant expense, represent payments made, and estimated future payments to be made, to or on behalf of our policyholders, including expenses needed to adjust or settle claims. Claims costs are a function of loss severity and frequency and, for our vehicle businesses, are influenced by inflation and driving patterns, among other factors, some of which are discussed below. In our Property business, severity is primarily a function of construction costs and the age of the structure. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. Loss reserves are estimates of future costs and our reserves are adjusted as underlying assumptions change and information develops.
Our total loss and LAE ratio decreased 2.7 points for the second quarter 2018, compared to the second quarter 2017, and 2.8 points on a year-to-date basis, due to higher average premiums, lower auto frequency, and diligent expense management. In addition, our catastrophe losses, as a percentage of earned premiums, were lower for both the second quarter and first six months of 2018, compared to the same periods last year.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018		2017		2018		2017
Vehicle businesses	$124.9		$162.0		$150.4		$223.4
Property business, net of reinsurance (excluding ASL)	122.8		132.2		147.4		225.1
Reinsurance recoverable on ASL[1]	(41.2)		(58.6)		(42.0)		(101.9)
Property business, net	81.6		73.6		105.4		123.2
Total net catastrophe losses incurred	$206.5		$235.6		$255.8		$346.6
Increase to combined ratio	2.7	pts.	3.7	pts.	1.7	pts.	2.8	pts.
1 Represents the reinsurance recoverable recorded on the losses under our aggregate stop-loss agreements (ASL); see table below for further information.
In the second quarter 2018, approximately 70% of the catastrophe losses were due to wind and hail storms and flooding in Texas and Colorado. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our vehicle businesses. We reinsure most of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance and an aggregate stop-loss agreement.

The table above reports the reinsurance recoverables under our aggregate stop-loss agreements related to 2018 losses and development on 2017 losses. The aggregate stop-loss agreement for 2018 covers all accident year losses and allocated loss adjustment expenses (ALAE) that occur during 2018, except those from named storms and liability claims, and provides $200 million of coverage if ASI’s applicable loss and ALAE ratio for the full accident year were to exceed 63%. The aggregate stop-loss agreement for 2017 had substantially the same terms as the 2018 agreement. The following table shows the total reinsurance recoverables under the aggregate stop-loss agreement by accident year:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2018	2017	2018	2017
Reinsurance recoverables on losses
2018	$37.7	$—	$37.7	$—
2017	3.5	58.6	4.3	101.9
Total	41.2	58.6	42.0	101.9
Reinsurance recoverables on ALAE
2018	4.1	—	4.1	—
2017	0.5	6.2	0.5	11.0
Total	4.6	6.2	4.6	11.0
Total reinsurance recoverables
2018	41.8	—	41.8	—
2017	4.0	64.8	4.8	112.9
Total	$45.8	$64.8	$46.6	$112.9
During the second quarter 2018, we renewed about 40% of our catastrophe reinsurance coverage under similar terms as the prior coverage; the remainder is covered by multi-year contracts that are still in effect. Upon renewal, however, we increased our retention threshold for losses and LAE from a single catastrophic event to $60 million, compared to the $50 million retention level under the prior agreement. We believe that this increased retention level is appropriate given our growth in both premiums and regulatory capital.
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 2% and 3% for the three and six months ended June 30, 2018, respectively, compared to the same periods last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•
Collision increased about 6% and 7% for the second quarter and the first six months of 2018, respectively, in part due to an increase in the severity of total loss claims and higher costs to repair newer vehicles.

•	Bodily injury and auto property damage both increased about 2% - 3% for both periods.

•	Personal injury protection (PIP) decreased about 7% and 4% for the second quarter and the first six months of 2018, respectively.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 3% and 2% for the three and six months ended June 30, 2018, respectively, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	PIP, auto property damage, and bodily injury decreased about 2% - 3% for both periods presented.

•	Collision decreased about 2% and 1% for the second quarter and the first six months of 2018, respectively.

We closely monitor the changes in frequency, but the degree or direction of near-term frequency change is not something that we are able to predict with any certainty. We analyze trends to distinguish changes in our experience from external factors, such as changes in the number of vehicles per household, miles driven, gasoline prices, advances in vehicle safety, and unemployment rates, versus those resulting from shifts in the mix of our business, to allow us to reserve more accurately for our loss exposures.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2018		2017		2018		2017
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(7.0)		$45.5		$(0.8)		$70.9
Current accident year	6.2		(2.9)		13.9		(16.4)
Calendar year actuarial adjustment	$(0.8)		$42.6		$13.1		$54.5
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(7.0)		$45.5		$(0.8)		$70.9
All other development	(18.9)		(8.5)		(80.7)		(145.1)
Total development	$(25.9)		$37.0		$(81.5)		$(74.2)
(Increase) decrease to calendar year combined ratio	(0.3	) pts.	0.6	pts.	(0.6	) pts.	(0.6	) pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, 100% of the outstanding reserves are reviewed monthly and, as such, include any development on catastrophe losses as part of the actuarial adjustments. For the vehicle businesses, only a subset of our reserves is reviewed monthly as part of the actuarial adjustment process. Development for catastrophe losses for the vehicle businesses would be reflected in “all other development,” discussed below, to the extent they related to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Underwriting Expenses
Progressive’s underwriting expenses increased 24% for the second quarter and 20% for the first six months of 2018, compared to the same periods last year. Nevertheless, the underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was only 0.4 points higher for the second quarter 2018 and was flat for the first six months of 2018, in part reflecting the increase in earned premium per policy we realized during the same periods. The increase in advertising spend was the primary driver of the increase in total underwriting expenses. During the second quarter and first six months of 2018, our advertising expenditures increased 55% and 44%, respectively, compared to the same periods last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.

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

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2018	2017	% Growth	2018	2017	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$3,384.6	$2,916.4	16%	$6,719.9	$5,737.1	17%
Direct	3,268.3	2,681.7	22	6,677.8	5,474.3	22
Total Personal Lines	6,652.9	5,598.1	19	13,397.7	11,211.4	20
Commercial Lines	1,045.2	857.1	22	1,972.1	1,518.0	30
Property	397.2	290.9	37	694.3	507.7	37
Total underwriting operations	$8,095.3	$6,746.1	20%	$16,064.1	$13,237.1	21%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,225.7	$2,752.5	17%	$6,289.5	$5,384.0	17%
Direct	3,211.8	2,650.0	21	6,228.1	5,173.7	20
Total Personal Lines	6,437.5	5,402.5	19	12,517.6	10,557.7	19
Commercial Lines	884.3	671.7	32	1,692.9	1,317.2	29
Property	312.4	239.1	31	597.7	465.1	29
Total underwriting operations	$7,634.2	$6,313.3	21%	$14,808.2	$12,340.0	20%

				June 30,
(thousands)				2018	2017	% Growth
POLICIES IN FORCE
Agency auto				6,107.4	5,350.3	14%
Direct auto				6,650.9	5,692.6	17
Total auto				12,758.3	11,042.9	16
Special lines[1]				4,387.4	4,356.3	1
Personal Lines - total				17,145.7	15,399.2	11%
Commercial Lines				678.9	625.7	9%
Property				1,766.6	1,311.1	35%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
During the first half of 2018, we added 1.4 million policies in force and added approximately 2.3 million since June 30, 2017. The increases reflect both an increase in new applications and lengthening retention.
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

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
APPLICATIONS
New	21%	9%	21%	7%
Renewal	9%	6%	10%	6%
WRITTEN PREMIUM PER POLICY - AUTO	5%	6%	5%	6%
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	5%	4%
Trailing 12-months	10%	5%
In our Personal Lines business, the increase in both new and renewal applications resulted from increases in our personal auto products. In the auto businesses, the increase in new applications was primarily attributable to our competitive product offerings and position in the marketplace and reflects our increase in advertising spend during the first half of 2018. For the second quarter 2018, on a year-over-year basis, our auto new applications were up 27% and our special lines products increase in new applications was 2%. For the first six months of 2018, auto new applications were up 26% and special lines saw a decrease of 1%. The Direct business contributed more to our auto growth for both periods, primarily due to lower new applications in the second quarter and first six months of 2017, following a reduction of our advertising spend during the second half of 2016. Rate increases taken in our auto businesses over the trailing 12-month period, in addition to a shift in business mix, contributed to the increase we experienced in written premium per policy for the second quarter and first six months of 2018. Our Destination Era efforts continue to have a positive impact on our retention.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
Auto: new applications	21%	17%	20%	16%
renewal applications	10%	7%	11%	6%
written premium per policy	5%	6%	5%	6%
Auto retention measures:
policy life expectancy - trailing 3-months	5%	6%
trailing 12-months	11%	6%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased during the second quarter and the six months ended June 30, 2018, primarily reflecting our competitiveness in the marketplace as a result of many of our competitors taking higher rate increases than we have over the trailing 12-month period. During the second quarter, we continued to experience new business application growth and strong policy in force growth in each of our consumer segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home) with the largest increase coming from our bundled auto and home product (i.e., Robinsons), albeit on a smaller base. During the year, we generated new auto application growth in 45 states, including nine of our top 10 largest Agency states.
We have continued to see an increase in demand from agents as evidenced by about a 5% increase in quote volume during the second quarter and first six months of 2018, compared to the same periods last year. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 14% for both the second quarter and the six months ended June 30, 2018, compared to last year. Written premium per policy for new and renewal Agency auto business increased 5% for the second quarter and first six months of 2018, as compared to the same periods last year, primarily reflecting rate increases previously discussed.

The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
Auto: new applications	32%	8%	31%	3%
renewal applications	13%	8%	13%	9%
written premium per policy	5%	5%	5%	6%
Auto retention measures:
policy life expectancy - trailing 3-months	4%	1%
trailing 12-months	9%	2%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. During the year, we generated new Direct auto application growth in 49 states, including all of our top 10 largest Direct states. New and renewal applications increased during the second quarter and the six months ended June 30, 2018, primarily reflecting our competitiveness in the marketplace. In addition, we increased our advertising spend, on a year-over-year basis, for the second quarter and the first six months of 2018, which helped drive new business growth and also contributed to the total increase in our Direct business expense ratios during both periods.
Similar to our Agency business, during the second quarter, we continued to grow our new Direct auto applications double digits across all consumer segments and, with the marketing investments that continued to target auto/home bundlers, we saw the greatest growth in our Robinsons consumer segment. Our Direct auto quote volume increased 15% and 12%, on a year-over-basis, for the second quarter and first six months of 2018, respectively, and the rate of conversion increased about 16% for the second quarter and 18% for the six months ended June 30, 2018, compared to last year. Written premium per policy for new and renewal Direct auto business increased 4% and 5%, respectively, for the second quarter 2018, and 4% and 5%, for the first six months, as compared to the same periods last year, primarily reflecting rate increases previously discussed.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
New applications	9%	(4)%	17%	(12)%
Renewal applications	5%	10%	4%	10%
Written premium per policy	12%	11%	13%	8%
Policy life expectancy - trailing 12-months	2%	0%
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines experienced solid year-over-year new application growth in the second quarter and first six months of 2018, reflecting increased quote volume, a generally strong economy and limited options for commercial auto customers and agents. We continue to monitor the growth and profitability across all of our business market targets and will impose underwriting restrictions when we believe it is necessary to meet our profitability objectives. We removed a number of underwriting restrictions early in the second quarter 2018; however, some truck underwriting restrictions remain in select markets.
During 2018, we added three additional states bringing the total to four states where we insure transportation network company business. Albeit from a smaller base, the net premiums earned on this business during the second quarter 2018 are up nearly 120% from the first quarter 2018. We continued to increase our understanding of the pricing for this product and may increase the number of states where we provide coverage. We have also seen greater market acceptance of Smart Haul®, our usage-based insurance program for our for-hire transportation policyholders. With the enforcement of the federal electronic logging device mandate, we believe we are well positioned to offer competitive rates to the best owners/operators and small fleets.
During the three and six months ended June 30, 2018, we increased rates and experienced shifts in business mix, which contributed to the increase in our written premium per policy. Despite higher rates, the increase in policy life expectancy was primarily attributable to a shift in business mix and competitors taking higher rate increases.

F. Property

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
New applications	81%	35%	83%	33%
Renewal applications	21%	19%	20%	20%
Written premium per policy	(5)%	(7)%	(5)%	(8)%
Our Property business writes residential property insurance for homeowners, other property owners, and renters, primarily in the agency channel. The significant growth in new applications is attributable to state expansion that occurred during the last 12 months in both Property business written by ARX and Progressive’s renters business, more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering.
In addition, the Property growth is benefiting from HomeQuote Explorer®, our direct online homeowner insurance shopping experience that was launched in March 2017. During the second quarter 2018, ASI began offering the ability to buy Progressive Home online through the HQX platform. The online buy button functionality is currently offered in one state and we plan to expand to other states over time.
The decrease in premium per policy continues to reflect a relatively higher percentage of renters policies, which have lower premiums per policy. Our core Property policies (e.g., home and condo insurance) had a slight increase in written premiums per policy for both periods on a year-over-year basis.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At June 30, 2018 and 2017, and December 31, 2017, we reported net deferred tax liabilities. At June 30, 2018 and 2017, and December 31, 2017, we had net current income taxes payable of $60.5 million, $17.9 million, and $23.8 million, respectively, which were reported as part of “other liabilities.”
Our effective tax rate was 20% for the second quarter and first six months of 2018, compared to 33% for the same periods last year. The decrease primarily reflects the reduction in the federal corporate income tax rate to 21%, from the previous rate of 35%, under the legislation commonly known as the Tax Cuts and Jobs Act of 2017. See Note 5 – Income Taxes for further discussion.
There were no material changes in our uncertain tax positions during the three months ended June 30, 2018.

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

Our investment portfolio produced an FTE total return of 0.6% for the three months ended June 30, 2018, compared to 1.3% for the same period in 2017. Our fixed-income and common stock portfolios had FTE total returns of 0.3% and 3.1%, respectively, for the three months ended June 30, 2018, and 1.1% and 3.5%, respectively, for the same period in 2017. Interest rates rose during the quarter. However, we did not change our fixed-income portfolio duration of 2.6 years.  We generated a small positive return in the fixed-income portfolio this quarter as coupon income was able to offset the rise in interest rates and mixed spread movements across sectors. The equity market rebounded from its first quarter drop and ended the second quarter higher year-to-date. Our indexed portfolio return was in line with the overall market, while our actively managed portfolio lagged with a negative return.

The following summarizes investment results for the periods ended June 30:

	Three Months		Six Months
	2018	2017	2018	2017
Pretax recurring investment book yield (annualized)	2.7%	2.3%	2.6%	2.3%
Weighted average FTE book yield (annualized)	2.8%	2.5%	2.7%	2.6%
FTE total return:
Fixed-income securities	0.3%	1.1%	0%	2.2%
Common stocks	3.1%	3.5%	2.7%	9.8%
Total portfolio	0.6%	1.3%	0.3%	3.1%

A further break-down of our FTE total returns for our portfolio, including any net gains (losses) on our derivative positions, for the periods ended June 30, follows:

	Three Months		Six Months
	2018	2017	2018	2017
Fixed-income securities:
U.S. Treasury Notes	0%	0.8%	(0.7)%	1.4%
Municipal bonds	0.8%	1.6%	0.6%	3.4%
Corporate bonds	0.3%	1.0%	(0.3)%	2.0%
Residential mortgage-backed securities	0.6%	1.7%	1.1%	2.8%
Commercial mortgage-backed securities	0.5%	1.5%	0.5%	2.8%
Other asset-backed securities	0.5%	0.5%	0.7%	1.0%
Preferred stocks	0.5%	4.2%	0.5%	9.6%
Short-term investments	0.5%	0.3%	0.9%	0.5%
Common stocks:
Indexed	3.4%	3.4%	2.8%	10.0%
Actively managed	(1.5)%	5.3%	2.3%	7.5%

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
June 30, 2018
Fixed maturities	$23,789.2	76.9%	2.9	AA-
Nonredeemable preferred stocks	758.6	2.4	3.1	BBB-
Short-term investments	3,231.2	10.5	0.1	AA-
Total fixed-income securities	27,779.0	89.8	2.6	AA-
Common equities	3,142.2	10.2	na	na
Total portfolio[2,3]	$30,921.2	100.0%	2.6	AA-
June 30, 2017
Fixed maturities	$18,388.1	70.8%	2.6	A+
Nonredeemable preferred stocks	783.1	3.0	3.6	BBB-
Short-term investments	3,729.7	14.4	<0.1	AA
Total fixed-income securities	22,900.9	88.2	2.3	A+
Common equities	3,077.5	11.8	na	na
Total portfolio[2,3]	$25,978.4	100.0%	2.3	A+
December 31, 2017
Fixed maturities	$20,201.7	74.1%	2.8	AA-
Nonredeemable preferred stocks	803.8	2.9	3.3	BBB-
Short-term investments	2,869.4	10.5	<0.1	AA-
Total fixed-income securities	23,874.9	87.5	2.5	AA-
Common equities	3,399.8	12.5	na	na
Total portfolio[2,3]	$27,274.7	100.0%	2.5	AA-
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
2Our portfolio reflects the effect of unsettled security transactions; at June 30, 2018 and 2017, we had $362.1 million and $287.1 million, respectively, included in “other liabilities,” compared to $5.8 million included in “other assets” at December 31, 2017.
3The total fair value of the portfolio at June 30, 2018 and 2017, and December 31, 2017, included $1.7 billion, $1.1 billion, and $1.6 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities:

	June 30, 2018		June 30, 2017		December 31, 2017
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$802.2	2.6%	$387.6	1.5%	$404.8	1.5%
Redeemable preferred stocks[1]	156.3	0.5	144.5	0.6	147.4	0.5
Nonredeemable preferred stocks	758.6	2.4	783.1	3.0	803.8	2.9
Common equities	3,142.2	10.2	3,077.5	11.8	3,399.8	12.5
Total Group I securities	4,859.3	15.7	4,392.7	16.9	4,755.8	17.4
Group II securities:
Other fixed maturities[2]	22,830.7	73.8	17,856.0	68.7	19,649.5	72.1
Short-term investments	3,231.2	10.5	3,729.7	14.4	2,869.4	10.5
Total Group II securities	26,061.9	84.3	21,585.7	83.1	22,518.9	82.6
Total portfolio	$30,921.2	100.0%	$25,978.4	100.0%	$27,274.7	100.0%
1Includes non-investment-grade redeemable preferred stocks of $83.5 million, $82.3 million, and $83.8 million at June 30, 2018 and 2017, and December 31, 2017, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $72.8 million, $62.2 million, and $63.6 million at June 30, 2018 and 2017, and December 31, 2017, respectively.
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

Unrealized Gains and Losses
As of June 30, 2018, our fixed-maturity portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $267.3 million, compared to net unrealized gains of $73.3 million at June 30, 2017 and net unrealized losses of $8.4 million at December 31, 2017. The changes for both periods reflect valuation declines in nearly all sectors during the first six months of 2018, most notably in our U.S. Treasury and corporate portfolios, partially offset by net realized losses on sales of securities primarily in our U.S. Treasury portfolio.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the inception-to-date gross and net holding period gains (losses) for our hybrid fixed-maturity securities and our equity securities as of June 30, 2018:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Hybrid fixed maturities:
State and local government obligations	$0	$0	$0
Corporate debt securities	0	(2.0)	(2.0)
Other asset-backed securities	0.1	0	0.1
Redeemable preferred stocks	0	(3.4)	(3.4)
Total hybrid fixed maturities	0.1	(5.4)	(5.3)
Equity securities:
Nonredeemable preferred stocks	92.8	(11.2)	81.6
Common equities	1,836.5	(8.3)	1,828.2
Total equity securities	1,929.3	(19.5)	1,909.8
Total holding period securities at June 30, 2018	$1,929.4	$(24.9)	$1,904.5
Total holding period securities at June 30, 2017[1]	$1,738.5	$(13.1)	$1,725.4
Total holding period securities at December 31, 2017[1]	$2,015.6	$(9.4)	$2,006.2
1For comparative purposes, the holding period securities at June 30, 2017 and December 31, 2017 include the hybrid fixed maturities with holding period gains (losses) and the equity securities with unrealized gains (losses).
Other-Than-Temporary Impairment (OTTI)
Net realized gains (losses) may include write-downs of securities determined to have had other-than-temporary declines in fair value. In light of the new accounting guidance effective for 2018, we no longer need to analyze our equity securities for OTTI.
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
When a security in our fixed-maturity portfolio has an unrealized loss and it is more likely than not that we will be required to sell the security, we write-down the security to its current fair value and recognize the entire unrealized loss through the comprehensive income statement as a realized loss. If a fixed-maturity security has an unrealized loss and it is more likely than not that we will hold the debt security until recovery (which could be maturity), then we determine if any of the decline in value is due to a credit loss (i.e., where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security) and, if so, we will recognize that portion of the impairment in net income as part of the comprehensive income statement as a realized loss; any remaining unrealized loss on the security is considered to be due to other factors (e.g., interest rate and credit spread movements) and is reflected in other comprehensive income as part of shareholders’ equity, along with unrealized gains or losses on securities that are not deemed to be other-than-temporarily impaired.

The write-down activity recorded in the comprehensive income statements was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(millions)	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End	Total Write-downs	Write-downs on Securities Sold	Write-downs on Securities Held at Period End
2018
Common equities	$0	$0	$0	$0	$0	$0
Total investment portfolio	0	0	0	0	0	0
Other assets[1]	11.1	0	11.1	11.1	0	11.1
Total write-downs	$11.1	$0	$11.1	$11.1	$0	$11.1
2017
Common equities	$2.6	$0	$2.6	$3.6	$0	$3.6
Total investment portfolio	2.6	0	2.6	3.6	0	3.6
Other assets[1]	11.2	0	11.2	11.2	0	11.2
Total write-downs	$13.8	$0	$13.8	$14.8	$0	$14.8
1Reflects an impairment of a renewable energy investment under which the future pretax cash flows are expected to be less than the carrying value of the asset.
The following table stratifies the gross unrealized losses in our fixed-maturity portfolio at June 30, 2018, by duration in a loss position and magnitude of the loss as a percentage of the cost of the security:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%	>25%	>35%	>45%
Fixed maturity:
Unrealized loss for less than 12 months	$14,234.4	$181.9	$0.1	$0.1	$0.1	$0
Unrealized loss for 12 months or greater	5,664.3	122.2	0	0	0	0
Total	$19,898.7	$304.1	$0.1	$0.1	$0.1	$0
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

Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 2.6 years at June 30, 2018, compared to 2.3 years at June 30, 2017 and 2.5 years at December 31, 2017. The change from June 30, 2017 through June 30, 2018 reflects our proactive monitoring and reacting to the changing interest rate environment while maintaining a conservative duration position to limit potential declines in portfolio value from increases in rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	June 30, 2018	June 30, 2017	December 31, 2017
1 year	21.9%	24.1%	19.8%
2 years	18.1	14.5	15.7
3 years	24.9	25.9	27.0
5 years	19.3	24.3	24.1
7 years	10.2	8.0	8.7
10 years	5.6	3.3	4.7
20 years	0	(0.1)	0
30 years	0	0	0
Total fixed-income portfolio	100.0%	100.0%	100.0%

The negative duration in the 20-year category at June 30, 2017 arose from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities would reset from a fixed rate to a lower floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation would likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first six months of 2018 and all of 2017.

The credit quality distribution of the fixed-income portfolio was:

Rating	June 30, 2018	June 30, 2017	December 31, 2017
AAA	47.3%	40.8%	45.8%
AA	11.7	17.7	13.6
A	11.1	12.1	12.2
BBB	24.7	24.6	23.2
Non-investment grade/non-rated[1]
BB	3.3	3.4	3.6
B	1.5	0.7	1.0
CCC and lower	0.1	0.1	0.1
Non-rated	0.3	0.6	0.5
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.9% of the total fixed-income portfolio at June 30, 2018, compared to 3.3% at June 30, 2017 and 2.6% at December 31, 2017.

The changes in credit quality profile from June 30, 2017 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

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
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first six months of 2018 and all of 2017, we did not experience significant prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $1.7 billion, or 10.4%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2018. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at June 30, 2018:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$217.2	0.4
One to two years	1,563.6	1.5
Two to three years	1,723.1	2.4
Three to five years	2,982.4	3.9
Five to seven years	594.2	5.9
Seven to ten years	784.9	8.3
Total U.S. Treasury Notes	$7,865.4	3.6
As of June 30, 2018, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$444.9	$(2.1)	6.7%	1.1	AA
Home equity (sub-prime bonds)	377.7	5.1	5.6	0.3	BBB+
Residential mortgage-backed securities	822.6	3.0	12.3	0.7	A+
Commercial mortgage-backed securities	2,696.9	(28.6)	40.3	2.7	A+
Other asset-backed securities:
Automobile	1,358.6	(4.7)	20.3	0.9	AAA-
Credit card	513.8	(0.2)	7.6	0.9	AAA
Student loan	521.8	(0.6)	7.8	1.0	AA
Other[1]	783.4	(6.2)	11.7	1.7	AA-
Other asset-backed securities	3,177.6	(11.7)	47.4	1.1	AA+
Total asset-backed securities	$6,697.1	$(37.3)	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
June 30, 2017
Residential mortgage-backed securities:
Collateralized mortgage obligations	$715.4	$(1.6)	11.0%	0.8	A
Home equity (sub-prime bonds)	552.2	6.6	8.5	0.3	BBB
Residential mortgage-backed securities	1,267.6	5.0	19.5	0.6	A-
Commercial mortgage-backed securities	2,375.0	10.1	36.6	3.6	A
Other asset-backed securities:
Automobile	1,288.7	(0.5)	19.9	0.6	AAA-
Credit card	366.4	(0.1)	5.6	0.4	AAA
Student loan	609.4	4.7	9.4	1.2	AA-
Other[1]	582.9	(0.2)	9.0	2.2	AA-
Other asset-backed securities	2,847.4	3.9	43.9	1.0	AA+
Total asset-backed securities	$6,490.0	$19.0	100.0%	1.9	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2017
Residential mortgage-backed securities:
Collateralized mortgage obligations	$404.3	$0	6.7%	1.1	A+
Home equity (sub-prime bonds)	432.4	7.9	7.1	0.2	BBB+
Residential mortgage-backed securities	836.7	7.9	13.8	0.7	A-
Commercial mortgage-backed securities	2,758.6	(1.5)	45.6	2.9	A
Other asset-backed securities:
Automobile	1,182.2	(1.8)	19.5	0.7	AAA-
Credit card	95.8	(0.1)	1.6	0.5	AAA
Student loan	538.7	2.3	8.9	1.1	AA-
Other[1]	638.0	(0.4)	10.6	2.2	A+
Other asset-backed securities	2,454.7	0	40.6	1.2	AA+
Total asset-backed securities	$6,050.0	$6.4	100.0%	1.9	A+
1Includes equipment leases, whole business securitizations, and other types of structured debt.

The increase in asset-backed securities since December 31, 2017, is primarily due to purchases in the other asset-backed sector partially offset by maturities in the residential mortgage-backed sector and sales and maturities in the commercial mortgage-backed sector. See below for a further discussion of our residential and commercial mortgage-backed securities. The other asset-backed securities category is not included in the discussions below due to the high credit quality, short duration, and security structure of those instruments.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at June 30, 2018, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at June 30, 2018)
		Collateralized Mortgage Obligations
($ in millions) Rating[1]	Home Equity	Agency Pass-Through	Non-Agency Prime	Alt-A2	Government/GSE[3]	Total	% of Total
AAA	$35.7	$30.1	$221.8	$6.8	$50.2	$344.6	41.9%
AA	77.8	0	22.2	22.9	0.8	123.7	15.0
A	109.2	0	3.6	0	0	112.8	13.7
BBB	33.0	0	8.6	0	0	41.6	5.1
Non-investment grade/non-rated:
BB	36.7	0	3.3	1.9	0	41.9	5.1
B	48.0	0	2.8	0.8	0	51.6	6.3
CCC and lower	13.6	0	6.3	0	0	19.9	2.4
Non-rated	23.7	0	14.9	47.9	0	86.5	10.5
Total fair value	$377.7	$30.1	$283.5	$80.3	$51.0	$822.6	100.0%
Increase (decrease) in value	1.4%	(4.0)%	(0.4)%	2.4%	(3.0)%	0.4%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $177.8 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $22.1 million, or 2.7% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
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

Our collateralized mortgage obligation (CMO) portfolio is primarily composed of non-GSE/FHA/VA mortgage securities.  The majority of our portfolio consists of older deals with predictable prepayment speeds, high levels of subordination, and stable delinquency trends.  During the second quarter 2018, we purchased well-structured older vintage and new issue positions backed by high quality collateral. Our home-equity loan-backed security portfolio decreased in value during the quarter due to repayments of principal.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at June 30, 2018, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at June 30, 2018)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$242.8	$481.2	$724.0	26.9%
AA	34.2	630.4	664.6	24.6
A	0	464.4	464.4	17.2
BBB	0	631.9	631.9	23.4
Non-investment grade/non-rated:
BB	14.4	168.2	182.6	6.8
B	0.8	28.6	29.4	1.1
Total fair value	$292.2	$2,404.7	$2,696.9	100.0%
Increase (decrease) in value	(0.1)%	(1.2)%	(1.0)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $180.4 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $31.6 million, or 1.2% of our total CMBSs, are not rated by the NAIC and are classified as Group I.

During the quarter, we continued to focus on single-borrower CMBS, which represented 89.2% of the portfolio at June 30, 2018, because we believed these transactions provided an opportunity to select investments based on real estate and underwriting criteria that fit our preferred credit risk and duration profile. Our multi-borrower, fixed-rate CMBS portfolio is concentrated in vintages with conservative underwriting. During the quarter, we increased our CMBS bond portfolio by $435.7 million on a cost basis. We increased the duration in our CMBS portfolio from 2.4 to 2.7 years during the quarter as new issue fixed-rate securities were added. The average credit quality was A+ at June 30, 2018, compared to A at March 31, 2018.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at June 30, 2018 and 2017, and December 31, 2017, were $1,667.3 million, $2,500.1 million, and $2,297.1 million, respectively, of state and local government obligations. These securities had a duration of 2.7 years at June 30, 2018, compared to 2.9 years at June 30, 2017 and 2.7 years at December 31, 2017; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had net unrealized losses of $11.6 million at June 30, 2018, compared to net unrealized gains of $26.6 million at June 30, 2017 and $11.4 million at December 31, 2017.

The following table details the credit quality rating of our municipal securities at June 30, 2018, without the benefit of credit or bond insurance:

Municipal Securities (at June 30, 2018)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$228.4	$395.8	$624.2
AA	352.9	558.1	911.0
A	1.0	98.4	99.4
BBB	29.9	2.8	32.7
Total	$612.2	$1,055.1	$1,667.3

Included in revenue bonds were $786.3 million of single family housing revenue bonds issued by state housing finance agencies, of which $562.4 million were supported by individual mortgages held by the state housing finance agencies and $223.9 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

We reduced our holdings of tax-exempt municipal bonds during 2018, with the majority of the sales occurring during the first quarter. The new corporate tax rate we use to value our tax-exempt holdings rendered these bonds less attractive relative to alternative taxable investments. At current valuations, we expect to hold the majority of our housing bonds and bonds we hold for premium tax abatement purposes, in addition to other bonds that for credit or structural reasons we still find attractive.
CORPORATE SECURITIES
Included in our fixed-income securities at June 30, 2018 and 2017, and December 31, 2017, were $7,330.3 million, $5,013.8 million, and $4,997.7 million, respectively, of corporate securities. These securities had a duration of 3.3 years at June 30, 2018, compared to 2.4 years at June 30, 2017 and 2.6 years at December 31, 2017, and a weighted average credit quality rating of BBB for all three periods. These securities had net unrealized losses of $90.1 million at June 30, 2018, compared to net unrealized gains of $21.8 million at June 30, 2017 and $0.4 million at December 31, 2017.

Our allocation to corporate bonds increased during the second quarter as we took advantage of market volatility to add to the portfolio and increase duration at attractive levels.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at June 30, 2018)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Agency	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$50.1	$0.5	$0	$0	$0	$50.6
AA	0	0	0	237.7	1.2	0.1	0	27.4	266.4
A	282.5	222.5	42.7	504.6	0	2.2	31.2	9.7	1,095.4
BBB	2,361.4	904.1	361.5	684.2	0	635.6	53.4	207.9	5,208.1
Non-investment grade/non-rated:
BB	23.5	117.2	98.1	14.8	0	100.9	27.7	25.5	407.7
B	105.5	79.1	40.4	46.3	0	9.5	17.2	4.1	302.1
Total fair value	$2,772.9	$1,322.9	$542.7	$1,537.7	$1.7	$748.3	$129.5	$274.6	$7,330.3
At June 30, 2018, we held $1,496.2 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. ($260.5 million) and other European countries ($1,235.7 million), primarily in the consumer, financial, and industrial industries.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At June 30, 2018, we held $229.1 million in redeemable preferred stocks and $758.6 million in nonredeemable preferred stocks, compared to $206.7 million and $783.1 million, respectively, at June 30, 2017, and $211.0 million and $803.8 million at December 31, 2017. At June 30, 2018, our preferred stock portfolio had net unrealized gains of $12.1 million and net holding period gains of $78.2 million recorded as part of net realized gains (losses), compared to $134.4 million and $121.5 million of net unrealized gains at June 30, 2017 and December 31, 2017, respectively.

Our preferred stock securities had a small positive return in the second quarter of 2018 as their high level of income was able to offset declines in prices due to higher rates and wider spreads. Changes in the corporate tax rate have made other sectors more attractive relative to preferreds. In combination with that, spreads are still somewhat tight on a longer-term basis. With slightly wider spreads and growth in the overall fixed-income portfolio, we added to a few positions during the quarter to keep our allocation relatively steady at this lower level.

Our preferred stock portfolio had a duration of 2.9 years at June 30, 2018, compared to 2.8 years at June 30, 2017, and 2.9 years at December 31, 2017. The majority of our preferred securities have fixed-rate dividends until a call date and then, if not called, convert to floating-rate dividends. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating-rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- for all three periods. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.
The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at June 30, 2018)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$56.4	$0	$0	$10.1	$0	$0	$66.5
BBB	388.7	0	65.6	54.8	116.0	4.6	629.7
Non-investment grade/non-rated:
BB	158.8	5.1	42.7	0	40.8	0	247.4
B	0	0	0	39.1	0	0	39.1
Non-rated	0	0	0	0	5.0	0	5.0
Total fair value	$603.9	$5.1	$108.3	$104.0	$161.8	$4.6	$987.7
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of June 30, 2018, all of our preferred securities continued to pay their dividends in full and on time. Approximately 80% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At June 30, 2018, we held $102.6 million of U.S. dollar-denominated preferred stocks ($5.1 million nonredeemable and $97.5 million redeemable) issued by financial institutions that are domiciled, or whose parent companies are domiciled, in foreign countries.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	June 30, 2018		June 30, 2017		December 31, 2017
Indexed common stocks	$2,985.7	95.0%	$2,931.5	95.3%	$3,248.4	95.6%
Managed common stocks	156.2	5.0	145.7	4.7	151.1	4.4
Total common stocks	3,141.9	100.0	3,077.2	100.0	3,399.5	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$3,142.2	100.0%	$3,077.5	100.0%	$3,399.8	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 816 out of 988, or 83%, of the common stocks comprising the Russell 1000 Index at June 30, 2018, which made up 93% of the total market capitalization of the index.
We reduced our exposure to common equities during the first quarter of 2018 by approximately 10% by selling securities in our indexed common stock portfolio and re-allocating the funds to our fixed-maturity portfolio.
The actively managed common stock portfolio is managed by one external investment manager. At June 30, 2018, the fair value of the actively managed portfolio was $156.2 million, compared to an adjusted cost basis of $123.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.6 years at June 30, 2018 and 2.5 years at December 31, 2017. The weighted average beta of the equity portfolio was 1.00 at June 30, 2018, compared to 1.05 at December 31, 2017. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2018 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April	1,861	$60.22	1,523,523	23,476,477
May - prior authorization	30,467	60.23	1,553,990	—
May - current authorization	435	60.10	435	24,999,565
June	3,676	62.33	4,111	24,995,889
Total	36,439	$60.44

On May 16, 2018, the Company publicly announced that its Board of Directors renewed the authorization for the Company to repurchase up to 25 million of its common shares. This authorization, which does not have an expiration date, terminated the 23,446,010 shares that remained under the Board’s prior authorization to repurchase 25 million common shares, which was originally announced on May 12, 2017.
Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the second quarter 2018, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
I. OTHER
President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our second quarter 2018 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 61.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	July 31, 2018	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10	Executive Deferred Compensation (2018 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith