Form 10-Q
period 2018-09-30
PROGRESSIVE CORP/OH/
filed 2018-10-31
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Common Shares, $1.00 par value: 583,144,753 outstanding at September 30, 2018

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months			Nine Months
Periods Ended September 30,	2018	2017	% Change	2018	2017	% Change
(millions — except per share amounts)
Revenues
Net premiums earned	$7,930.5	$6,544.0	21	$22,738.7	$18,884.0	20
Investment income	218.1	142.9	53	576.5	410.9	40
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	108.4	19.2	465	205.8	116.8	76
Net holding period gains (losses) on securities	95.8	(0.9)	NM	(5.9)	0.3	NM
Net impairment losses recognized in earnings	(22.1)	(43.0)	(49)	(33.2)	(57.8)	(43)
Total net realized gains (losses) on securities	182.1	(24.7)	NM	166.7	59.3	181
Fees and other revenues	122.6	96.3	27	342.4	270.3	27
Service revenues	42.5	33.3	28	119.6	94.5	27
Other gains (losses)	0	0	NM	0	0.2	(100)
Total revenues	8,495.8	6,791.8	25	23,943.9	19,719.2	21
Expenses
Losses and loss adjustment expenses	5,523.1	5,050.5	9	15,769.2	13,928.8	13
Policy acquisition costs	662.7	540.1	23	1,889.7	1,557.2	21
Other underwriting expenses	1,095.9	877.7	25	3,123.0	2,568.3	22
Investment expenses	5.8	5.8	0	18.0	18.0	0
Service expenses	35.8	28.9	24	102.1	81.8	25
Interest expense	42.0	37.4	12	120.5	117.6	2
Total expenses	7,365.3	6,540.4	13	21,022.5	18,271.7	15
Net Income
Income before income taxes	1,130.5	251.4	350	2,921.4	1,447.5	102
Provision for income taxes	200.3	36.6	447	560.2	429.7	30
Net income	930.2	214.8	333	2,361.2	1,017.8	132
Net (income) loss attributable to noncontrolling interest (NCI)	(1.8)	9.2	(120)	(10.6)	(1.9)	458
Net income attributable to Progressive	$928.4	$224.0	314	$2,350.6	$1,015.9	131
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on securities	$(39.0)	$75.5	(152)	$(243.6)	$300.5	(181)
Net unrealized losses on forecasted transactions	0.2	0.1	100	0.6	(5.6)	(111)
Foreign currency translation adjustment	0	0.6	(100)	0	0.8	(100)
Other comprehensive income (loss)	(38.8)	76.2	(151)	(243.0)	295.7	(182)
Other comprehensive (income) loss attributable to NCI	0.4	(0.7)	(157)	5.0	(2.9)	(272)
Comprehensive income attributable to Progressive	$890.0	$299.5	197	$2,112.6	$1,308.7	61
Computation of Per Share Earnings Available to Progressive Common Shareholders
Net income attributable to Progressive	$928.4	$224.0	314	$2,350.6	$1,015.9	131
Less: Preferred share dividends	6.7	0	NM	14.6	0	NM
Net income available to common shareholders	$921.7	$224.0	311	$2,336.0	$1,015.9	130
Average common shares outstanding - Basic	582.7	581.3	0	582.2	580.7	0
Net effect of dilutive stock-based compensation	3.9	4.3	(9)	4.5	5.0	(10)
Total average equivalent common shares - Diluted	586.6	585.6	0	586.7	585.7	0
Basic: Earnings per common share	$1.58	$0.39	310	$4.01	$1.75	129
Diluted: Earnings per common share	$1.57	$0.38	311	$3.98	$1.73	130
Dividends declared per common share[1]	$0	$0	NM	$0	$0	NM
NM = Not Meaningful
1 Progressive maintains an annual variable common share dividend program. See Note 9 – Dividends for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,		December 31,
(millions)	2018	2017	2017
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $25,963.4, $18,583.1, and $20,209.9)	$25,642.7	$18,660.0	$20,201.7
Short-term investments (amortized cost: $2,809.7, $4,311.5, and $2,869.4)	2,809.7	4,311.5	2,869.4
Total available-for-sale securities	28,452.4	22,971.5	23,071.1
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $758.9, $700.6, and $698.6)	840.9	813.7	803.8
Common equities (cost: $1,135.0, $1,485.5, and $1,499.0)	3,057.3	3,209.5	3,399.8
Total equity securities	3,898.2	4,023.2	4,203.6
Total investments	32,350.6	26,994.7	27,274.7
Cash and cash equivalents	121.9	224.9	265.0
Restricted cash	0.8	31.4	10.3
Total cash, cash equivalents, and restricted cash	122.7	256.3	275.3
Accrued investment income	159.5	113.0	119.7
Premiums receivable, net of allowance for doubtful accounts of $230.1, $189.3, and $210.9	6,776.6	5,519.9	5,422.5
Reinsurance recoverables, including $114.1, $76.4, and $103.3 on paid losses and loss adjustment expenses	2,490.5	2,701.1	2,273.4
Prepaid reinsurance premiums	379.6	211.7	203.3
Deferred acquisition costs	962.7	782.6	780.5
Property and equipment, net of accumulated depreciation of $1,004.6, $908.4, and $940.6	1,139.3	1,129.4	1,119.6
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $229.7, $157.7, and $175.7	312.6	384.6	366.6
Other assets	396.9	386.6	412.9
Total assets	$45,543.7	$38,932.6	$38,701.2
Liabilities
Unearned premiums	$11,009.2	$9,005.3	$8,903.5
Loss and loss adjustment expense reserves	14,620.8	13,353.3	13,086.9
Net deferred income taxes	53.5	201.5	135.0
Accounts payable, accrued expenses, and other liabilities	3,924.1	3,272.7	3,481.0
Debt[1]	3,859.9	3,312.2	3,306.3
Total liabilities	33,467.5	29,145.0	28,912.7
Redeemable noncontrolling interest (NCI)[2]	217.4	498.2	503.7
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5, 0, and 0)	493.9	0	0
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 214.4, 215.9, and 215.8)	583.1	581.6	581.7
Paid-in capital	1,443.4	1,365.1	1,389.2
Retained earnings	9,602.1	6,116.5	6,031.7
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities	(249.9)	1,240.1	1,295.0
Net unrealized losses on forecasted transactions	(17.4)	(15.0)	(14.8)
Foreign currency translation adjustment	0	(0.3)	0
Accumulated other comprehensive (income) loss attributable to NCI	3.6	1.4	2.0
Total accumulated other comprehensive income (loss) attributable to Progressive	(263.7)	1,226.2	1,282.2
Total shareholders’ equity	11,858.8	9,289.4	9,284.8
Total liabilities, redeemable NCI, and shareholders’ equity	$45,543.7	$38,932.6	$38,701.2
1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Nine Months Ended September 30,
(millions — except per share amounts)	2018	2017
Serial Preferred Shares, No Par Value
Balance, Beginning of period	$0	$0
Issuance of Serial Preferred Shares, Series B	493.9	0
Balance, End of period	$493.9	$0
Common Shares, $1.00 Par Value
Balance, Beginning of period	$581.7	$579.9
Treasury shares purchased	(1.4)	(1.5)
Net restricted equity awards issued/vested	2.8	3.2
Balance, End of period	$583.1	$581.6
Paid-In Capital
Balance, Beginning of period	$1,389.2	$1,303.4
Treasury shares purchased	(3.3)	(3.4)
Net restricted equity awards issued/vested	(2.8)	(3.2)
Amortization of equity-based compensation	53.3	74.3
Reinvested dividends on restricted stock units	(0.8)	0.3
Adjustment to carrying amount of redeemable noncontrolling interest	7.8	(6.3)
Balance, End of period	$1,443.4	$1,365.1
Retained Earnings
Balance, Beginning of period	$6,031.7	$5,140.4
Net income attributable to Progressive	2,350.6	1,015.9
Treasury shares purchased	(74.0)	(57.2)
Cash dividends declared on Serial Preferred Shares, Series B ($27.024 per share and $0)	(13.5)	0
Reinvested dividends on restricted stock units	0.8	(0.3)
Cumulative effect of change in accounting principle[1]	1,300.2	0
Reclassification of disproportionate tax effects[1]	4.3	0
Other, net	2.0	17.7
Balance, End of period	$9,602.1	$6,116.5
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, Beginning of period	$1,282.2	$933.4
Attributable to noncontrolling interest	1.6	(2.9)
Other comprehensive income	(243.0)	295.7
Cumulative effect of change in accounting principle[1]	(1,300.2)	0
Reclassification of disproportionate tax effects[1]	(4.3)	0
Balance, End of period	$(263.7)	$1,226.2
Total Shareholders’ Equity	$11,858.8	$9,289.4
1 See Note 14 – New Accounting Standards for further discussion.
There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Nine Months Ended September 30,	2018	2017
(millions)
Cash Flows From Operating Activities
Net income	$2,361.2	$1,017.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137.8	126.7
Amortization of intangible assets	54.0	48.2
Net amortization of fixed-income securities	29.7	67.5
Amortization of equity-based compensation	54.0	76.6
Net realized (gains) losses on securities	(166.7)	(59.3)
Net (gains) losses on disposition of property and equipment	7.4	5.3
Other (gains) losses	0	(0.2)
Changes in:
Premiums receivable	(1,354.1)	(1,010.3)
Reinsurance recoverables	(217.1)	(816.1)
Prepaid reinsurance premiums	(176.3)	(41.2)
Deferred acquisition costs	(182.2)	(131.4)
Income taxes	25.0	(111.2)
Unearned premiums	2,105.7	1,536.7
Loss and loss adjustment expense reserves	1,533.9	1,985.1
Accounts payable, accrued expenses, and other liabilities	1,032.8	622.1
Other, net	(43.6)	(93.2)
Net cash provided by operating activities	5,201.5	3,223.1
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(14,430.6)	(9,623.6)
Equity securities	(234.9)	(155.2)
Sales:
Fixed maturities	4,659.6	3,431.7
Equity securities	773.5	150.6
Maturities, paydowns, calls, and other:
Fixed maturities	3,911.5	3,872.5
Equity securities	15.0	50.0
Net sales (purchases) of short-term investments	91.9	(721.8)
Net unsettled security transactions	11.0	210.5
Purchases of property and equipment	(164.8)	(109.7)
Sales of property and equipment	8.1	13.8
Acquisition of additional shares of ARX Holding Corp.	(296.9)	0
Acquisition of an insurance company, net of cash acquired	0	(18.1)
Net cash used in investing activities	(5,656.6)	(2,899.3)
Cash Flows From Financing Activities
Net proceeds from issuance of Serial Preferred Shares, Series B	493.9	0
Net proceeds from debt issuances	589.5	841.1
Payments of debt	(37.1)	(42.8)
Redemption/reacquisition of subordinated debt	0	(635.6)
Dividends paid to common shareholders	(654.9)	(395.4)
Dividends paid to preferred shareholders	(13.5)	0
Proceeds from exercise of equity options	3.3	0.5
Acquisition of treasury shares for restricted stock tax liabilities	(78.3)	(57.2)
Acquisition of treasury shares acquired in open market	(0.4)	(4.9)
Net cash provided by (used in) financing activities	302.5	(294.3)
Effect of exchange rate changes on cash	0	0.4
Increase (decrease) in cash, cash equivalents, and restricted cash	(152.6)	29.9
Cash, cash equivalents, and restricted cash – January 1	275.3	226.4
Cash, cash equivalents, and restricted cash – September 30	$122.7	$256.3
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 86.8% of the outstanding capital stock of ARX at September 30, 2018 and 69.0% at September 30, 2017 and December 31, 2017. The increase in Progressive’s ownership of ARX at September 30, 2018, is primarily due to the "put" by minority ARX shareholders of 204,527 of their ARX shares during the second quarter 2018, including exercised stock options, to Progressive pursuant to the stockholders’ agreement. All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended September 30, 2018, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include properties that are considered “held for sale,” if any. The fair value of these properties, less the estimated cost to sell them, was $20.5 million at September 30, 2018, and $5.3 million at both September 30, 2017 and December 31, 2017.

Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our Consolidated Balance Sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our Consolidated Balance Sheets.
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

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,942.0	$0	$(189.5)	$0	$9,752.5	30.2%
State and local government obligations	1,610.1	1.9	(23.2)	0	1,588.8	4.9
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	7,229.1	4.9	(85.2)	(2.0)	7,146.8	22.1
Residential mortgage-backed securities	767.8	7.6	(5.6)	0	769.8	2.4
Commercial mortgage-backed securities	2,986.5	3.3	(30.5)	0	2,959.3	9.1
Other asset-backed securities	3,205.0	1.4	(13.6)	0.1	3,192.9	9.9
Redeemable preferred stocks	222.9	13.2	(1.4)	(2.1)	232.6	0.7
Total fixed maturities	25,963.4	32.3	(349.0)	(4.0)	25,642.7	79.3
Short-term investments	2,809.7	0	0	0	2,809.7	8.7
Total available-for-sale securities	28,773.1	32.3	(349.0)	(4.0)	28,452.4	88.0
Equity securities:
Nonredeemable preferred stocks	758.9	0	0	82.0	840.9	2.6
Common equities	1,135.0	0	0	1,922.3	3,057.3	9.4
Total equity securities	1,893.9	0	0	2,004.3	3,898.2	12.0
Total portfolio[1,2]	$30,667.0	$32.3	$(349.0)	$2,000.3	$32,350.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
September 30, 2017
Fixed maturities:
U.S. government obligations	$4,612.2	$3.0	$(20.2)	$0	$4,595.0	17.0%
State and local government obligations	2,332.2	35.0	(3.1)	0.1	2,364.2	8.7
Foreign government obligations	24.2	0	0	0	24.2	0.1
Corporate debt securities	5,195.7	32.7	(4.2)	1.4	5,225.6	19.4
Residential mortgage-backed securities	947.0	12.2	(3.6)	0	955.6	3.5
Commercial mortgage-backed securities	2,763.7	17.0	(12.8)	0	2,767.9	10.3
Other asset-backed securities	2,485.6	6.4	(2.0)	0.2	2,490.2	9.2
Redeemable preferred stocks	222.5	16.4	(2.0)	0.4	237.3	0.9
Total fixed maturities	18,583.1	122.7	(47.9)	2.1	18,660.0	69.1
Equity securities:
Nonredeemable preferred stocks	700.6	120.4	(7.3)	0	813.7	3.0
Common equities	1,485.5	1,729.5	(5.5)	0	3,209.5	11.9
Short-term investments	4,311.5	0	0	0	4,311.5	16.0
Total portfolio[1,2]	$25,080.7	$1,972.6	$(60.7)	$2.1	$26,994.7	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2017
Fixed maturities:
U.S. government obligations	$6,688.8	$1.1	$(44.0)	$0	$6,645.9	24.4%
State and local government obligations	2,285.6	20.7	(9.3)	0.1	2,297.1	8.4
Foreign government obligations	0	0	0	0	0	0
Corporate debt securities	4,997.2	14.8	(14.4)	0.1	4,997.7	18.3
Residential mortgage-backed securities	828.8	11.3	(3.4)	0	836.7	3.1
Commercial mortgage-backed securities	2,760.1	11.8	(13.3)	0	2,758.6	10.1
Other asset-backed securities	2,454.5	4.5	(4.5)	0.2	2,454.7	9.0
Redeemable preferred stocks	194.9	17.8	(1.5)	(0.2)	211.0	0.8
Total fixed maturities	20,209.9	82.0	(90.4)	0.2	20,201.7	74.1
Equity securities:
Nonredeemable preferred stocks	698.6	114.0	(8.8)	0	803.8	2.9
Common equities	1,499.0	1,901.0	(0.2)	0	3,399.8	12.5
Short-term investments	2,869.4	0	0	0	2,869.4	10.5
Total portfolio[1,2]	$25,276.9	$2,097.0	$(99.4)	$0.2	$27,274.7	100.0%
1Our portfolio reflects the effect of unsettled security transactions; at September 30, 2018 and 2017, we had $5.2 million and $238.3 million, respectively, included in “other liabilities,” compared to $5.8 million included in “other assets” at December 31, 2017.
2The total fair value of the portfolio at September 30, 2018 and 2017, and December 31, 2017, included $1.8 billion, $1.1 billion, and $1.6 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

We did not have any open repurchase or reverse repurchase transactions in our short-term investment portfolio at September 30, 2018 and 2017, or December 31, 2017. To the extent we enter into repurchase or reverse repurchase transactions, and consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	September 30,
(millions)	2018	2017	December 31, 2017
Fixed maturities:
State and local government obligations	$3.6	$2.4	$6.1
Corporate debt securities	159.7	114.9	99.8
Other asset-backed securities	5.0	7.1	6.7
Redeemable preferred stocks	72.0	35.5	30.3
Total hybrid securities	$240.3	$159.9	$142.9

Certain securities in our portfolio are accounted for as hybrid securities because they contain embedded derivatives that are not deemed to be clearly and closely related to the host investments. Since the embedded derivatives (e.g., change-in-control put option, debt-to-equity conversion, or any other feature unrelated to the credit quality or risk of default of the issuer that could impact the amount or timing of our expected future cash flows) do not have observable intrinsic values, we have elected to record the changes in fair value of these securities through income as realized gains or losses.
Fixed Maturities The composition of fixed maturities by maturity at September 30, 2018, was:

(millions)	Cost	Fair Value
Less than one year	$4,192.3	$4,196.4
One to five years	16,545.0	16,315.6
Five to ten years	5,123.1	5,028.3
Ten years or greater	103.0	102.4
Total	$25,963.4	$25,642.7

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of September 30, 2018, we had $349.0 million of gross unrealized losses in our fixed-maturity securities. A review of our fixed-maturity securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2018
Fixed maturities:
U.S. government obligations	91	$9,752.5	$(189.5)	39	$5,025.0	$(67.2)	52	$4,727.5	$(122.3)
State and local government obligations	459	1,394.3	(23.2)	227	680.5	(6.4)	232	713.8	(16.8)
Corporate debt securities	369	5,959.2	(85.2)	221	3,963.9	(45.3)	148	1,995.3	(39.9)
Residential mortgage-backed securities	234	521.7	(5.6)	44	325.0	(0.6)	190	196.7	(5.0)
Commercial mortgage-backed securities	151	2,392.7	(30.5)	80	1,164.2	(8.3)	71	1,228.5	(22.2)
Other asset-backed securities	219	2,828.6	(13.6)	111	1,821.8	(4.0)	108	1,006.8	(9.6)
Redeemable preferred stocks	3	30.8	(1.4)	1	4.7	(0.1)	2	26.1	(1.3)
Total fixed maturities	1,526	$22,879.8	$(349.0)	723	$12,985.1	$(131.9)	803	$9,894.7	$(217.1)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
September 30, 2017
Fixed maturities:
U.S. government obligations	54	$3,804.0	$(20.2)	31	$2,302.2	$(7.1)	23	$1,501.8	$(13.1)
State and local government obligations	169	610.4	(3.1)	40	141.0	(0.7)	129	469.4	(2.4)
Corporate debt securities	113	1,523.8	(4.2)	59	636.0	(1.1)	54	887.8	(3.1)
Residential mortgage-backed securities	191	341.5	(3.6)	26	39.2	(0.1)	165	302.3	(3.5)
Commercial mortgage-backed securities	105	1,588.9	(12.8)	61	1,073.5	(4.6)	44	515.4	(8.2)
Other asset-backed securities	148	1,393.2	(2.0)	103	920.8	(1.0)	45	472.4	(1.0)
Redeemable preferred stocks	2	21.4	(2.0)	1	10.9	0	1	10.5	(2.0)
Total fixed maturities	782	9,283.2	(47.9)	321	5,123.6	(14.6)	461	4,159.6	(33.3)
Equity securities:
Nonredeemable preferred stocks	3	72.4	(7.3)	0	0	0	3	72.4	(7.3)
Common equities	67	52.0	(5.5)	62	49.3	(4.9)	5	2.7	(0.6)
Total equity securities	70	124.4	(12.8)	62	49.3	(4.9)	8	75.1	(7.9)
Total portfolio	852	$9,407.6	$(60.7)	383	$5,172.9	$(19.5)	469	$4,234.7	$(41.2)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2017
Fixed maturities:
U.S. government obligations	58	$5,817.0	$(44.0)	41	$4,869.3	$(34.6)	17	$947.7	$(9.4)
State and local government obligations	358	1,200.3	(9.3)	230	737.6	(4.4)	128	462.7	(4.9)
Corporate debt securities	222	2,979.4	(14.4)	171	2,072.9	(9.1)	51	906.5	(5.3)
Residential mortgage-backed securities	201	300.9	(3.4)	30	75.1	(0.2)	171	225.8	(3.2)
Commercial mortgage-backed securities	105	1,682.3	(13.3)	63	1,221.2	(5.9)	42	461.1	(7.4)
Other asset-backed securities	197	1,837.3	(4.5)	134	1,377.8	(3.3)	63	459.5	(1.2)
Redeemable preferred stocks	2	21.8	(1.5)	1	10.8	(0.1)	1	11.0	(1.4)
Total fixed maturities	1,143	13,839.0	(90.4)	670	10,364.7	(57.6)	473	3,474.3	(32.8)
Equity securities:
Nonredeemable preferred stocks	4	127.8	(8.8)	1	56.5	(0.5)	3	71.3	(8.3)
Common equities	19	13.4	(0.2)	18	13.4	(0.2)	1	0	0
Total equity securities	23	141.2	(9.0)	19	69.9	(0.7)	4	71.3	(8.3)
Total portfolio	1,166	$13,980.2	$(99.4)	689	$10,434.6	$(58.3)	477	$3,545.6	$(41.1)

Since both September 30, 2017 and December 31, 2017, the number of securities in our fixed-maturity portfolio with unrealized losses increased as a result of rising interest rates. We had no material decreases in valuation as a result of credit rating downgrades and all of the securities in the table above are current with respect to required principal and interest payments.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	September 30,		December 31, 2017
(millions)	2018	2017
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(19.7)	$(19.7)
Commercial mortgage-backed securities	(0.1)	(0.4)	(0.3)
Total fixed maturities	$(19.8)	$(20.1)	$(20.0)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended September 30, 2018 and 2017, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended September 30, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2018	$0.3	$0.5	$0.8
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at September 30, 2018	$0.3	$0.5	$0.8

	Nine Months Ended September 30, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2017	$0	$0.5	$0.5
Credit losses for which an OTTI was not previously recognized	0	0	0
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0.3	0	0.3
Balance at September 30, 2018	$0.3	$0.5	$0.8

	Three Months Ended September 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at June 30, 2017	$0.2	$0.1	$0.3
Credit losses for which an OTTI was not previously recognized	0	0.4	0.4
Reductions for securities sold/matured	0	0	0
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at September 30, 2017	$0.2	$0.5	$0.7

	Nine Months Ended September 30, 2017
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2016	$11.1	$0.4	$11.5
Credit losses for which an OTTI was not previously recognized	0	0.4	0.4
Reductions for securities sold/matured	(10.9)	(0.3)	(11.2)
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at September 30, 2017	$0.2	$0.5	$0.7
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although we determined it is more likely that we will not be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the nine months ended September 30, 2018.

Realized Gains (Losses) The components of net realized gains (losses) for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2018	2017	2018	2017
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$0.1	$0.9	$1.8	$5.8
State and local government obligations	0.2	4.0	9.4	7.1
Corporate and other debt securities	1.7	5.1	2.1	16.5
Residential mortgage-backed securities	0	2.8	0	23.8
Commercial mortgage-backed securities	0	0	2.0	2.4
Other asset-backed securities	0	0	0.1	0.3
Redeemable preferred stocks	0.2	7.7	4.5	8.0
Total available-for-sale securities	2.2	20.5	19.9	63.9
Equity securities:
Nonredeemable preferred stocks	0.1	3.0	3.7	54.6
Common equities	126.8	5.7	265.2	23.0
Total equity securities	126.9	8.7	268.9	77.6
Subtotal gross realized gains on security sales	129.1	29.2	288.8	141.5
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(7.6)	(1.0)	(46.4)	(4.6)
State and local government obligations	(0.6)	0	(2.5)	(0.1)
Corporate and other debt securities	(3.2)	(1.8)	(7.3)	(4.6)
Residential mortgage-backed securities	0	(0.1)	0	(0.4)
Commercial mortgage-backed securities	0	(0.5)	(6.3)	(3.6)
Other asset-backed securities	(0.1)	0	(1.1)	0
Redeemable preferred stocks	0	(6.4)	0	(6.4)
Total available-for-sale securities	(11.5)	(9.8)	(63.6)	(19.7)
Equity securities:
Nonredeemable preferred stocks	0	(0.1)	(2.3)	(5.9)
Common equities	(9.2)	(0.2)	(17.1)	(0.3)
Total equity securities	(9.2)	(0.3)	(19.4)	(6.2)
Subtotal gross realized losses on security sales	(20.7)	(10.1)	(83.0)	(25.9)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	(7.5)	(0.1)	(44.6)	1.2
State and local government obligations	(0.4)	4.0	6.9	7.0
Corporate and other debt securities	(1.5)	3.3	(5.2)	11.9
Residential mortgage-backed securities	0	2.7	0	23.4
Commercial mortgage-backed securities	0	(0.5)	(4.3)	(1.2)
Other asset-backed securities	(0.1)	0	(1.0)	0.3
Redeemable preferred stocks	0.2	1.3	4.5	1.6
Total available-for-sale securities	(9.3)	10.7	(43.7)	44.2
Equity securities:
Nonredeemable preferred stocks	0.1	2.9	1.4	48.7
Common equities	117.6	5.5	248.1	22.7
Total equity securities	117.7	8.4	249.5	71.4
Litigation settlements and other gains (losses)	0	0.1	0	1.2
Subtotal net realized gains (losses) on security sales	108.4	19.2	205.8	116.8
Net holding period gains (losses)
Hybrid securities	1.3	(0.9)	(4.2)	0.3
Equity securities	94.5	0	(1.7)	0
Subtotal net holding period gains (losses)	95.8	(0.9)	(5.9)	0.3
Other-than-temporary impairment losses
Fixed maturities:
Commercial mortgage-backed securities	0	(0.4)	0	(0.4)
Total fixed maturities	0	(0.4)	0	(0.4)
Equity securities:
Common equities	0	(8.9)	0	(12.5)
Subtotal investment other-than-temporary impairment losses	0	(9.3)	0	(12.9)
Other asset impairment	(22.1)	(33.7)	(33.2)	(44.9)
Subtotal other-than-temporary impairment losses	(22.1)	(43.0)	(33.2)	(57.8)
Total net realized gains (losses) on securities	$182.1	$(24.7)	$166.7	$59.3

Gross realized gains were predominantly the result of sales in our indexed common stock portfolio in order to reduce the overall portfolio risk, while gross realized losses were predominantly in our available-for-sale securities and were largely the result of an increase in interest rates. Also included are holding period change in valuation gains and losses on equity securities and hybrid securities, recoveries from litigation settlements related to investments, and write-downs for securities determined to be other-than-temporarily impaired. The other asset impairment relates to renewable energy investments, which are reflected in “other assets” on the balance sheet, under which the future pretax cash flows are expected to be less than the carrying value of the assets.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three and nine months ended September 30, 2018 for equity securities held at quarter end:

	Three Months	Nine Months
(millions)	2018	2018
Total net gains (losses) recognized during the period on equity securities	$212.2	$247.8
Less: Net gains (losses) recognized on equity securities sold during the period	117.7	249.5
Net holding period gains (losses) recognized during the period on equity securities held at period end	$94.5	$(1.7)
Note: Comparative disclosure for the prior year period is not meaningful.
Net Investment Income  The components of net investment income for the three and nine months ended September 30, were:

	Three Months		Nine Months
(millions)	2018	2017	2018	2017
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$47.7	$18.4	$133.4	$48.1
State and local government obligations	9.0	12.9	28.1	39.3
Foreign government obligations	0	0.1	0	0.3
Corporate debt securities	62.1	32.2	150.1	93.1
Residential mortgage-backed securities	6.9	8.0	20.4	27.9
Commercial mortgage-backed securities	24.1	20.0	65.5	57.1
Other asset-backed securities	21.2	12.1	50.9	33.8
Redeemable preferred stocks	3.3	2.8	8.8	9.1
Total fixed maturities	174.3	106.5	457.2	308.7
Short-term investments	15.7	10.6	40.7	26.4
Total available-for-sale securities	190.0	117.1	497.9	335.1
Equity securities:
Nonredeemable preferred stocks	11.2	10.9	32.5	33.0
Common equities	16.9	14.9	46.1	42.8
Total equity securities	28.1	25.8	78.6	75.8
Investment income	218.1	142.9	576.5	410.9
Investment expenses	(5.8)	(5.8)	(18.0)	(18.0)
Net investment income	$212.3	$137.1	$558.5	$392.9

The amount of investment income (interest and dividends) we recognize varies based on the average assets held during the year and the book yields of the securities in our portfolio. The increase in net investment income on a year-over-year basis for the three and nine months ended September 30, 2018, was due to a combination of an increase in average assets and an increase in portfolio yields. The increase in average assets was due to strong underwriting growth and profitability, as well as the $600 million debt and $500 million preferred stock issuances in the first quarter of 2018. The increase in portfolio yields was a result of our decisions to hold a short-duration portfolio, which allowed us to reinvest significant maturities and paydowns of principal at higher yields, and to increase the portfolio duration from 2.2 years at the end of the third quarter 2017 to 2.6 years at the end of the third quarter 2018 as interest rates generally rose.

Trading Securities At September 30, 2018 and 2017, and December 31, 2017, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three and nine months ended September 30, 2018 and 2017.

Derivative Instruments
At September 30, 2018 and 2017, and December 31, 2017, we had no open derivative positions. During March 2017, we entered into a forecasted debt issuance hedge, against a possible rise in interest rates, in conjunction with the $850 million of 4.125% Senior Notes due 2047 issued in April 2017. Upon issuance, we closed the hedge and recognized, as part of accumulated other comprehensive income, a pretax unrealized loss of $8.0 million in April 2017.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2018
Fixed maturities:
U.S. government obligations	$9,752.5	$0	$0	$9,752.5	$9,942.0
State and local government obligations	0	1,588.8	0	1,588.8	1,610.1
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	7,146.8	0	7,146.8	7,229.1
Subtotal	9,752.5	8,735.6	0	18,488.1	18,781.2
Asset-backed securities:
Residential mortgage-backed	0	769.8	0	769.8	767.8
Commercial mortgage-backed	0	2,959.3	0	2,959.3	2,986.5
Other asset-backed	0	3,192.9	0	3,192.9	3,205.0
Subtotal asset-backed securities	0	6,922.0	0	6,922.0	6,959.3
Redeemable preferred stocks:
Financials	0	67.8	0	67.8	65.2
Utilities	0	4.7	0	4.7	4.8
Industrials	10.1	150.0	0	160.1	152.9
Subtotal redeemable preferred stocks	10.1	222.5	0	232.6	222.9
Total fixed maturities	9,762.6	15,880.1	0	25,642.7	25,963.4
Short-term investments	2,573.4	236.3	0	2,809.7	2,809.7
Total available-for-sale securities	12,336.0	16,116.4	0	28,452.4	28,773.1
Equity securities:
Nonredeemable preferred stocks:
Financials	76.3	724.0	0	800.3	718.9
Utilities	0	35.6	0	35.6	35.0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	76.3	759.6	5.0	840.9	758.9
Common equities:
Common stocks	3,057.0	0	0	3,057.0	1,134.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,057.0	0	0.3	3,057.3	1,135.0
Total equity securities	3,133.3	759.6	5.3	3,898.2	1,893.9
Total portfolio	$15,469.3	$16,876.0	$5.3	$32,350.6	$30,667.0
Debt	$0	$3,926.9	$0	$3,926.9	$3,859.9

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
September 30, 2017
Fixed maturities:
U.S. government obligations	$4,595.0	$0	$0	$4,595.0	$4,612.2
State and local government obligations	0	2,364.2	0	2,364.2	2,332.2
Foreign government obligations	24.2	0	0	24.2	24.2
Corporate debt securities	0	5,225.6	0	5,225.6	5,195.7
Subtotal	4,619.2	7,589.8	0	12,209.0	12,164.3
Asset-backed securities:
Residential mortgage-backed	0	955.6	0	955.6	947.0
Commercial mortgage-backed	0	2,767.9	0	2,767.9	2,763.7
Other asset-backed	0	2,490.2	0	2,490.2	2,485.6
Subtotal asset-backed securities	0	6,213.7	0	6,213.7	6,196.3
Redeemable preferred stocks:
Financials	0	63.8	0	63.8	61.4
Utilities	0	31.9	0	31.9	30.5
Industrials	0	141.6	0	141.6	130.6
Subtotal redeemable preferred stocks	0	237.3	0	237.3	222.5
Total fixed maturities	4,619.2	14,040.8	0	18,660.0	18,583.1
Equity securities:
Nonredeemable preferred stocks:
Financials	82.2	726.5	0	808.7	695.6
Utilities	0	0	0	0	0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	82.2	726.5	5.0	813.7	700.6
Common equities:
Common stocks	3,209.2	0	0	3,209.2	1,485.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,209.2	0	0.3	3,209.5	1,485.5
Total fixed maturities and equity securities	7,910.6	14,767.3	5.3	22,683.2	20,769.2
Short-term investments	3,175.4	1,136.1	0	4,311.5	4,311.5
Total portfolio	$11,086.0	$15,903.4	$5.3	$26,994.7	$25,080.7
Debt	$0	$3,574.6	$43.3	$3,617.9	$3,312.2

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2017
Fixed maturities:
U.S. government obligations	$6,645.9	$0	$0	$6,645.9	$6,688.8
State and local government obligations	0	2,297.1	0	2,297.1	2,285.6
Foreign government obligations	0	0	0	0	0
Corporate debt securities	0	4,997.7	0	4,997.7	4,997.2
Subtotal	6,645.9	7,294.8	0	13,940.7	13,971.6
Asset-backed securities:
Residential mortgage-backed	0	836.7	0	836.7	828.8
Commercial mortgage-backed	0	2,758.6	0	2,758.6	2,760.1
Other asset-backed	0	2,454.7	0	2,454.7	2,454.5
Subtotal asset-backed securities	0	6,050.0	0	6,050.0	6,043.4
Redeemable preferred stocks:
Financials	0	64.1	0	64.1	61.3
Utilities	0	11.4	0	11.4	10.1
Industrials	0	135.5	0	135.5	123.5
Subtotal redeemable preferred stocks	0	211.0	0	211.0	194.9
Total fixed maturities	6,645.9	13,555.8	0	20,201.7	20,209.9
Equity securities:
Nonredeemable preferred stocks:
Financials	80.6	718.2	0	798.8	693.6
Utilities	0	0	0	0	0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	80.6	718.2	5.0	803.8	698.6
Common equities:
Common stocks	3,399.5	0	0	3,399.5	1,498.7
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,399.5	0	0.3	3,399.8	1,499.0
Total fixed maturities and equity securities	10,126.0	14,274.0	5.3	24,405.3	22,407.5
Short-term investments	1,824.4	1,045.0	0	2,869.4	2,869.4
Total portfolio	$11,950.4	$15,319.0	$5.3	$27,274.7	$25,276.9
Debt	$0	$3,606.5	$37.1	$3,643.6	$3,306.3
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
At September 30, 2018, vendor-quoted prices represented 76% of our Level 1 classifications (excluding short-term investments), compared to 59% and 66% at September 30, 2017 and December 31, 2017, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At September 30, 2018 and 2017, and December 31, 2017, vendor-quoted prices comprised 99%, 98%, and 98%, respectively, of our Level 2 classifications (excluding short-term investments), while dealer-quoted prices represented 1%, 2%, and 2%, respectively. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At September 30, 2018 and 2017, and December 31, 2017, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At September 30, 2018 and 2017, and December 31, 2017, we held one private nonredeemable preferred security with a value of $5.0 million that was priced internally. The security was purchased during the third quarter 2017 and the value at all periods equals the cost at acquisition. A review of their latest available financial statements did not reveal any significant changes that would impact the security’s fair value.
We review the prices from our external sources for reasonableness using internally developed assumptions to derive prices for the securities, which are then compared to the prices we received. During 2018 or 2017, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted.

We did not have any material changes in fair value associated with Level 3 assets for the three and nine months ended September 30, 2018 and 2017. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	September 30, 2018		September 30, 2017		December 31, 2017
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$499.0	$503.9	$498.7	$525.7	$498.8	$520.7
2.45% Senior Notes due 2027	496.4	453.3	496.0	475.3	496.1	477.9
6 5/8% Senior Notes due 2029	296.3	360.3	296.0	388.3	296.1	382.3
6.25% Senior Notes due 2032	395.4	481.8	395.3	518.7	395.3	516.9
4.35% Senior Notes due 2044	346.6	349.7	346.5	379.8	346.5	388.7
3.70% Senior Notes due 2045	395.3	359.1	395.2	392.6	395.2	402.9
4.125% Senior Notes due 2047	841.3	828.4	841.2	894.2	841.2	917.1
4.20% Senior Notes due 2048	589.6	590.4	0	0	0	0
Other debt instruments	0	0	43.3	43.3	37.1	37.1
Total	$3,859.9	$3,926.9	$3,312.2	$3,617.9	$3,306.3	$3,643.6
The Progressive Corporation issued $600 million of 4.20% Senior Notes due 2048 (the “4.20% Senior Notes”) in March 2018, and $850 million of 4.125% Senior Notes due 2047 (the “4.125% Senior Notes”) in April 2017, in underwritten public offerings. The net proceeds from these issuances, after deducting underwriters’ discounts, commissions, and other issuance costs, were approximately $589.5 million and $841.1 million, respectively. In addition, upon issuance of the 4.125% Senior Notes, we closed a forecasted debt issuance hedge, which was entered into to hedge against a possible rise in interest rates, and recognized an $8.0 million pretax unrealized loss as part of accumulated other comprehensive income (loss), which is being amortized as an adjustment to interest expense over the life of the 4.125% Senior Notes. Consistent with the other senior notes issued by Progressive, interest on the 4.20% Senior Notes and 4.125% Senior Notes is payable semiannually and both are redeemable, in whole or in part, at any time. See Note 16 – Subsequent Event, for a discussion of senior notes issued in October 2018.
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

During the second quarter 2018, The Progressive Corporation entered into a new line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. The prior line of credit, entered into in April 2017, had expired. The line of credit is on the same terms and conditions as the previous line of credit. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2019, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during any of the periods presented.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At September 30, 2018 and 2017, and December 31, 2017, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For deferred taxes on items that are reported in accumulated other comprehensive income, our policy is to release the income tax effects related to these items on an aggregate portfolio approach. For this purpose, we consider our available-for-sale fixed maturity securities and hedges on forecasted transactions as separate portfolios.
For the three and nine months ended September 30, 2018, there have been no material changes in our uncertain tax positions.
For the third quarter 2018, our effective tax rate was 17.7% compared to 14.6% for the same period last year. On a year-to-date basis, the effective tax rate was 19.2%, compared to 29.7% for the same period last year. The federal corporate income tax rate decreased to 21% in 2018, from the previous rate of 35%, under the legislation commonly known as the Tax Cuts and Jobs Act of 2017. Despite the decrease in the federal rate, the effective tax rate for the third quarter 2018 was higher than the prior year quarter as the relative impact of the tax benefits decreased as pre-tax income increased quarter-over-prior-year quarter.
As of September 30, 2018, we have not fully completed our accounting for the tax effects of the enactment of the legislation commonly known as the Tax Cuts and Jobs Act of 2017, with regard to the deductibility of compensation expense for certain covered executives, due to uncertainty surrounding the appropriate tax treatment of outstanding performance-based awards, and with regard to loss reserve discounting due to uncertainty surrounding the discount factors to be applied. Based on an Internal Revenue Service issued notice of proposed rule-making, related to the compensation issue, we determined no adjustment was necessary during the nine months ended September 30, 2018; however, we are waiting for definitive guidance to be published on both items.

Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	September 30,
(millions)	2018	2017
Balance, Beginning of period	$13,086.9	$11,368.0
Less reinsurance recoverables on unpaid losses	2,170.1	1,801.0
Net balance, Beginning of period	10,916.8	9,567.0
Incurred related to:
Current year	15,722.2	13,886.3
Prior years	47.0	42.5
Total incurred	15,769.2	13,928.8
Paid related to:
Current year	9,409.7	8,379.4
Prior years	5,031.9	4,387.8
Total paid	14,441.6	12,767.2
Net balance, End of period	12,244.4	10,728.6
Plus reinsurance recoverables on unpaid losses	2,376.4	2,624.7
Balance, End of period	$14,620.8	$13,353.3

We experienced unfavorable reserve development of $47.0 million and $42.5 million for the first nine months of 2018 and 2017, respectively, which is reflected as “Incurred related to prior years” in the table above.
Year-to-date September 30, 2018

•	Accident year 2016 had approximately $52 million of unfavorable prior year reserve development, which was in part offset by favorable development in 2017 as well as 2015 and prior accident years.

•
Our personal auto business incurred about $41 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses contributing about $30 million and $11 million, respectively, of unfavorable development. The unfavorable development was primarily due to an increase in reopened personal injury protection claims.

•	Our Property business recognized unfavorable development of about $5 million.

•	Our special lines products and Commercial Lines business had minimal development during the first nine months of the year.
Year-to-date September 30, 2017

•
Accident years 2016 and 2015 combined has approximately $51 million of unfavorable prior year reserve development. This unfavorable development was partially offset by $8 million of favorable development attributable to accident year 2014 and prior accident years.

•
Our personal auto businesses incurred $76 million of unfavorable LAE reserve development for the first nine months of 2017, primarily in the Agency business, in part reflecting an increase in costs related to property damage and higher LAE costs.

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

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts on ARX’s subsidiaries, which are primarily collateralized by U.S. Treasury notes. The amount of reverse repurchase commitments held by ARX’s subsidiaries at September 30, 2018 and 2017, and December 31, 2017, were $152.4 million, $189.2 million, and $247.2 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which American Strategic Insurance and other subsidiaries of ARX (ASI) are administrators.
We paid the following in the respective periods:

	Nine Months Ended September 30,
(millions)	2018	2017
Income taxes	$535.8	$538.7
Interest	116.4	107.4

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

Following are the operating results for the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,318.2	$372.2	$2,840.0	$69.5	$9,607.7	$1,142.2	$8,224.0	$524.7
Direct	3,337.2	294.4	2,734.8	128.7	9,565.3	880.3	7,908.5	466.7
Total Personal Lines[1]	6,655.4	666.6	5,574.8	198.2	19,173.0	2,022.5	16,132.5	991.4
Commercial Lines	939.6	112.7	714.0	42.8	2,632.5	307.8	2,031.2	166.4
Property[2]	335.5	(7.8)	255.2	(69.0)	933.2	(31.2)	720.3	(57.5)
Other indemnity	0	(0.1)	0	0	0	0.1	0	(0.3)
Total underwriting operations	7,930.5	771.4	6,544.0	172.0	22,738.7	2,299.2	18,884.0	1,100.0
Fees and other revenues[3]	122.6	NA	96.3	NA	342.4	NA	270.3	NA
Service businesses	42.5	6.7	33.3	4.4	119.6	17.5	94.5	12.7
Investments[4]	400.2	394.4	118.2	112.4	743.2	725.2	470.2	452.2
Other gains (losses)	0	0	0	0	0	0	0.2	0.2
Interest expense	NA	(42.0)	NA	(37.4)	NA	(120.5)	NA	(117.6)
Consolidated total	$8,495.8	$1,130.5	$6,791.8	$251.4	$23,943.9	$2,921.4	$19,719.2	$1,447.5
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three and nine months ended September 30, 2018, and 93% for the same periods in 2017; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three and nine months ended September 30, 2018, pretax profit (loss) includes $18.0 million and $54.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and $17.2 million and $48.2 million for the same periods in 2017. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, will not affect the value of net income (loss) attributable to noncontrolling interest.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio	Under-writing Margin	Combined Ratio
Personal Lines
Agency	11.2%	88.8	2.4%	97.6	11.9%	88.1	6.4%	93.6
Direct	8.8	91.2	4.7	95.3	9.2	90.8	5.9	94.1
Total Personal Lines	10.0	90.0	3.6	96.4	10.5	89.5	6.1	93.9
Commercial Lines	12.0	88.0	6.0	94.0	11.7	88.3	8.2	91.8
Property[1]	(2.3)	102.3	(27.0)	127.0	(3.3)	103.3	(8.0)	108.0
Total underwriting operations	9.7	90.3	2.6	97.4	10.1	89.9	5.8	94.2
1 Included in the three and nine months ended September 30, 2018, is 5.4 points and 5.8 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX and 6.7 points for the three and nine months ended September 30, 2017.

Note 9 Dividends
Common Share Dividends
We maintain a policy of paying an annual variable dividend on our common shares that, if declared, would be payable shortly after the close of the year. This annual variable dividend is based on a target percentage of after-tax underwriting income (using the statutory tax rate) multiplied by a performance factor (Gainshare factor), which is determined based on the results of the Agency auto, Direct auto, special lines, Commercial Lines, and Property business units, with minor exclusions and adjustments, and subject to the limitations discussed below. The target percentage is determined by our Board of Directors on an annual basis as part of their review of the dividend policy and announced to shareholders and the public. In December 2017, the Board determined the target percentage for 2018 to be 33-1/3% of annual after-tax underwriting income.
The Gainshare factor can range from zero to two and is determined by comparing our operating performance for the specified business units for the year to certain predetermined profitability and growth objectives approved by the Compensation Committee of the Board. This Gainshare factor is also used in the annual cash incentive program currently in place for our employees (our “Gainsharing program”). On a year-to-date basis, as of September 30, 2018, the Gainshare factor was 1.91. Since the final factor will be determined based on our results for the full year, the final factor may vary from the current factor.
Our 2018 dividend program is subject to certain limitations. If the Gainshare factor is zero or if our comprehensive income is less than after-tax underwriting income, no dividend would be payable. In addition, the ultimate decision on whether or not a dividend will be paid is in the discretion of the Board of Directors. The Board could decide to alter our policy, or not to pay the annual variable dividend, at any time prior to the declaration of the dividend for the year. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in the U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our business, liquidity, or financial position.
Following is a summary of our common shareholder dividends that were declared in the last two years:

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
During the third quarter of 2018, the Board declared a $27.024 per share, or $13.5 million, dividend on the Series B Preferred Shares, which was paid within the quarter.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at June 30, 2018	$(280.8)	$58.9	$(221.9)	$(210.9)	$(17.6)	$0	$6.6
Reclassification of disproportionate amounts[1]	(4.3)	0.9	(3.4)	0	0	0	(3.4)
Adjusted balance at June 30, 2018	(285.1)	59.8	(225.3)	(210.9)	(17.6)	0	3.2
Other comprehensive income (loss) before reclassifications:
Investment securities	(58.7)	12.3	(46.4)	(46.4)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	0.6	(0.2)	0.4	0	0	0	0.4
Total other comprehensive income (loss) before reclassifications	(58.1)	12.1	(46.0)	(46.4)	0	0	0.4
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	(9.3)	1.9	(7.4)	(7.4)	0	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0	0
Total reclassification adjustment for amounts realized in net income	(9.5)	1.9	(7.6)	(7.4)	(0.2)	0	0
Total other comprehensive income (loss)	(48.6)	10.2	(38.4)	(39.0)	0.2	0	0.4
Balance at September 30, 2018	$(333.7)	$70.0	$(263.7)	$(249.9)	$(17.4)	$0	$3.6
1Reflects the change in value on (income) loss attributable to NCI in conjunction with the "put" transaction (See Note 12 – Redeemable Noncontrolling Interest for additional information).

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at December 31, 2017	$1,977.8	$(695.6)	$1,282.2	$1,295.0	$(14.8)	$0	$2.0
Cumulative effect adjustment[1]	(2,006.0)	705.8	(1,300.2)	(1,300.2)	0	0	0
Reclassification of disproportionate amounts[2]	(4.3)	(3.4)	(7.7)	(1.1)	(3.2)	0	(3.4)
Adjusted balance at December 31, 2017	(32.5)	6.8	(25.7)	(6.3)	(18.0)	0	(1.4)
Other comprehensive income (loss) before reclassifications:
Investment securities	(352.5)	73.9	(278.6)	(278.6)	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	6.4	(1.4)	5.0	0	0	0	5.0
Total other comprehensive income (loss) before reclassifications	(346.1)	72.5	(273.6)	(278.6)	0	0	5.0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0	0
Net realized gains (losses) on securities	(44.2)	9.2	(35.0)	(35.0)	0	0	0
Interest expense	(0.7)	0.1	(0.6)	0	(0.6)	0	0
Total reclassification adjustment for amounts realized in net income	(44.9)	9.3	(35.6)	(35.0)	(0.6)	0	0
Total other comprehensive income (loss)	(301.2)	63.2	(238.0)	(243.6)	0.6	0	5.0
Balance at September 30, 2018	$(333.7)	$70.0	$(263.7)	$(249.9)	$(17.4)	$0	$3.6
1Reflects the fair value changes on equity securities as of December 31, 2017, which are reported as realized gains (losses) under the new accounting guidance. See Note 14 – New Accounting Standards for additional information.
2Reflects the effect of the change in the U.S. federal tax rate on our available-for-sale fixed-maturity securities and our hedges on forecasted transactions as of December 31, 2017 (See Note 14 – New Accounting Standards for additional information) and the adjustment to reflect the change in value on (income) loss attributable to NCI in conjunction with the "put" transaction (See Note 12 – Redeemable Noncontrolling Interest for additional information).

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at June 30, 2017	$1,774.1	$(623.4)	$1,150.7	$1,164.6	$(15.1)	$(0.9)	$2.1
Other comprehensive income (loss) before reclassifications:
Investment securities	122.7	(43.0)	79.7	79.7	0	0	0
Forecasted transactions	0	0	0	0	0	0	0
Foreign currency translation adjustment	0.9	(0.3)	0.6	0	0	0.6	0
Loss attributable to noncontrolling interest (NCI)	(1.1)	0.4	(0.7)	0	0	0	(0.7)
Total other comprehensive income (loss) before reclassifications	122.5	(42.9)	79.6	79.7	0	0.6	(0.7)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(9.3)	3.3	(6.0)	(6.0)	0	0	0
Net realized gains (losses) on securities	15.7	(5.5)	10.2	10.2	0	0	0
Interest expense	(0.2)	0.1	(0.1)	0	(0.1)	0	0
Total reclassification adjustment for amounts realized in net income	6.2	(2.1)	4.1	4.2	(0.1)	0	0
Total other comprehensive income (loss)	116.3	(40.8)	75.5	75.5	0.1	0.6	(0.7)
Balance at September 30, 2017	$1,890.4	$(664.2)	$1,226.2	$1,240.1	$(15.0)	$(0.3)	$1.4

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	Foreign currency translation adjustment	(Income) loss attributable to NCI
Balance at December 31, 2016	$1,439.5	$(506.1)	$933.4	$939.6	$(9.4)	$(1.1)	$4.3
Other comprehensive income (loss) before reclassifications:
Investment securities	554.4	(194.3)	360.1	360.1	0	0	0
Forecasted transactions	(8.0)	2.8	(5.2)	0	(5.2)	0	0
Foreign currency translation adjustment	1.2	(0.4)	0.8	0	0	0.8	0
Loss attributable to noncontrolling interest (NCI)	(4.5)	1.6	(2.9)	0	0	0	(2.9)
Total other comprehensive income (loss) before reclassifications	543.1	(190.3)	352.8	360.1	(5.2)	0.8	(2.9)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	(12.9)	4.6	(8.3)	(8.3)	0	0	0
Net realized gains (losses) on securities	104.5	(36.6)	67.9	67.9	0	0	0
Interest expense	0.6	(0.2)	0.4	0	0.4	0	0
Total reclassification adjustment for amounts realized in net income	92.2	(32.2)	60.0	59.6	0.4	0	0
Total other comprehensive income (loss)	450.9	(158.1)	292.8	300.5	(5.6)	0.8	(2.9)
Balance at September 30, 2017	$1,890.4	$(664.2)	$1,226.2	$1,240.1	$(15.0)	$(0.3)	$1.4
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

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at September 30, 2018 or 2017, and there were no material settlements during the first nine months of 2018 or 2017. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2017 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2017 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. As part of the stockholders’ agreement, the minority ARX stockholders had the right to “put” a portion of their ARX shares to Progressive in 2018, and have the right to put all of their remaining shares to Progressive in 2021. During the second quarter 2018, minority ARX stockholders put 204,527 shares, including 5,483 shares that were issued upon the exercise of outstanding stock options. Progressive acquired these additional shares, in a cash transaction, for a total cost of $295.9 million. If ARX stockholders do not put all of their shares to Progressive in 2021, Progressive has the ability to “call” all of the outstanding shares shortly thereafter and to bring its ownership stake to 100% in 2021. See Note 15 – Redeemable Noncontrolling Interest in our 2017 Annual Report to Shareholders for a discussion of the purchase price for shares to be purchased by Progressive pursuant to these put or call rights. At September 30, 2018, Progressive’s share ownership interest in ARX was 86.8%.
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
In addition to these minority shares, at September 30, 2018, ARX employees held options to purchase 16,067 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the “put” and “call” rights described above. Until the options are exercised, the underlying obligation of approximately $23.4 million is not recorded as part of redeemable NCI. See Note 9 – Employee Benefit Plans in our 2017 Annual Report to Shareholders for a discussion of our employee stock options.
The changes in the components of redeemable NCI during the nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017, were:

(millions)	September 30, 2018	September 30, 2017	December 31, 2017
Balance, Beginning of period	$503.7	$483.7	$483.7
Net income attributable to NCI	10.6	1.9	5.9
Other comprehensive income (loss) attributable to NCI[1]	(5.0)	2.9	2.3
Exercise of employee stock options	9.4	3.4	3.4
Purchase/change of ARX minority shares	(298.2)	0	0
Change in redemption value of NCI	(3.1)	6.3	8.4
Balance, End of period	$217.4	$498.2	$503.7
1Amount represents the other comprehensive income (loss) attributable to NCI, as reflected on the the Consolidated Statements of Comprehensive Income; any reclassification to accumulated other comprehensive income (loss) attributable to NCI due to a change in the minority ownership percentage does not impact the amount of redeemable NCI.

Note 13 Goodwill and Intangible Assets
Goodwill
During the nine months ended September 30, 2018, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.
Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets as of September 30, 2018 and 2017, and December 31, 2017:

(millions)	September 30, 2018	September 30, 2017	December 31, 2017
Intangible assets subject to amortization	$300.2	$372.2	$354.2
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$312.6	$384.6	$366.6
1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and include $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	September 30, 2018			September 30, 2017			December 31, 2017
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$128.1	$128.1	$256.2	$91.5	$164.7	$256.2	$100.7	$155.5
Agency relationships	159.2	39.8	119.4	159.2	28.4	130.8	159.2	31.3	127.9
Software rights	79.1	37.4	41.7	79.1	26.8	52.3	79.1	29.4	49.7
Trade name	34.8	23.8	11.0	34.8	10.4	24.4	34.8	13.7	21.1
Total	$529.3	$229.1	$300.2	$529.3	$157.1	$372.2	$529.3	$175.1	$354.2
Amortization expense was $18.0 million and $54.0 million for the three and nine months ended September 30, 2018, respectively, compared to $17.2 million and $48.2 million during the same periods last year.
During the third quarter 2017, we revised our estimate of the economic useful life of our trade name intangible asset from an original life of 10 years to a remaining life of 2 years. The decrease in the useful life represents the estimated length of time that it is expected to transition the branding of our Property products from the ASI trade name to the Progressive brand. As of September 30, 2018, the remaining average life of all of our intangible assets is 4.2 years.
Note 14 New Accounting Standards

Issued
In August 2018, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), which provides additional guidance on the requirements for capitalizing and amortizing implementation costs incurred in a cloud computing arrangement that does not include a software license. This ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies). We do not expect this standard to have a material impact on our financial condition, cash flows, or results of operations.
In August 2018, the FASB issued an ASU, which amends the disclosure requirements for fair value measurements. The ASU requires companies to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU also removes current disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively for the additions to the disclosure requirements and applied retrospectively to all periods presented for all other amendments. Early adoption of this ASU is permitted, including the ability to early adopt the removal of current disclosures while delaying the adoption of new disclosures until the effective date. We do not expect this standard to have an impact on our financial condition, cash flows, or results of operations.

In July 2018, the FASB issued an ASU, which provides targeted improvements to the new lease accounting guidance issued by the FASB in February 2016. The ASU, which eliminates the off-balance-sheet accounting for leases, will require lessees to report their operating leases as both an asset and liability on the statement of financial position and to disclose key information about leasing arrangements in the financial statement footnotes. Under the ASU, there will be no change to the recognition of lease expense in our results of operations. The ASU will be effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2018 (2019 for calendar-year companies). Under the ASU, companies will have the option to apply the new lease requirements either as of the effective date (i.e., January 1, 2019), with comparative information presented in accordance with the previous standard, or on a modified retrospective basis, which would restate all financial statement information as of the beginning of the earliest period presented. Based on our lease portfolio at September 30, 2018, and in accordance with the accounting elections available in the ASU, we would have recorded an increase to assets and liabilities of approximately $160 million, and there would have been no impact on our results of operations or cash flows. Therefore, we do not expect this standard to have a material impact on our financial condition.
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

Note 15 Reclassification — For the three and nine months ended September 30, 2017, we reclassified the change in the net holding period gains (losses) on hybrid securities held at September 30, 2017 to “net holding period gains (losses) on securities” out of “net realized gains (losses) on security sales” to conform with the current-year Consolidated Statements of Comprehensive Income presentation. There was no overall impact on total net realized gains (losses) on securities. We also reclassified the classification and presentation of restricted cash in our Consolidated Statements of Cash Flows in accordance with the accounting guidance we adopted for the year ended December 31, 2017 relating to this item; there was no overall impact on the increase in cash, cash equivalents, and restricted cash as a result of this reclassification. In addition, on our Consolidated Balance Sheets for December 31, 2017, we reclassified our “dividends payable” into “accounts payable, accrued expenses, and other liabilities” to be consistent with the current period presentation.
Note 16 Subsequent Event — On October 18, 2018, we issued $550.0 million of 4.00% Senior Notes due 2029 (the “4.00% Senior Notes”) in an underwritten public offering. We received net proceeds, which will be used for general corporate purposes, of about $544.5 million, after deducting underwriters’ discounts, commissions, and other issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the third quarter 2018, compared to the same period last year. During the quarter, we generated $8.6 billion of net premiums written, 20% more than the third quarter last year, and crossed over $30 billion of net premiums written on a trailing 12-month basis. On a quarter-over-prior-year-quarter basis, net premiums earned increased 21%. We ended September 2018 with over 20 million companywide policies in force, a 13% increase over the same period last year.
On a year-over-year basis for the third quarter, both net income and comprehensive income attributable to Progressive increased substantially. We produced an underwriting margin of 9.7%, which is 7.1 points better than the third quarter last year, primarily reflecting a decrease in year-over-year catastrophe losses. The remainder of the underwriting profit increase reflects an increase in average written premium per policy and a decrease in our auto claims frequency compared to 2017. Net income also benefited from the change in the statutory federal income tax rate to 21% from 35% last year.
For the third quarter 2018, comprehensive income included a decrease in the value of our investment portfolio, compared to an increase in the portfolio valuation during the same period last year. Due to a change in accounting guidance, as of January 1, 2018, the change in value of our equity securities is reported as a component of net income, instead of being a component of other comprehensive income, while the change in value of fixed-maturity securities remains part of other comprehensive income. This accounting change may cause more volatility in net income based on equity market conditions. Therefore, comprehensive income may be a more beneficial measure of our overall performance.
During the third quarter 2018, our total capital (debt plus shareholders’ equity) increased $0.9 billion, to $15.7 billion, primarily reflecting income during the quarter.
A. Insurance Operations
Our Personal and Commercial Lines operating segments were profitable during the third quarter 2018, while our Property business generated an underwriting loss. All three segments contributed to our solid premium and policies in force growth on a year-over-year basis.
Our Personal Lines and Commercial Lines underwriting profit margins in the third quarter were 10.0% and 12.0%, respectively, while the Property business had an underwriting loss margin of 2.3%, which included 9.5 points of catastrophe losses, as well as 5.4 points of amortization expense, predominately related to our acquisition of a controlling interest of ARX Holding Corp. (ARX) in 2015. Our special lines products, which are typically used more during the summer months, had an unfavorable impact on our total Personal Lines combined ratio of 0.8 points and 2.7 points for the third quarter 2018 and 2017, respectively. In addition to the normal seasonality, in 2017, the special lines products results were significantly affected by hurricane losses.
On a quarter-over-prior-year-quarter basis, our catastrophe losses decreased 70%, or 5.0 points, primarily attributable to the significant losses incurred in 2017 related to Hurricanes Harvey and Irma. In the third quarter 2018, we incurred catastrophe losses of $127.2 million, compared to $431.1 million in the same period last year. On October 10, 2018, Hurricane Michael, a category 4 hurricane, made landfall in the Florida Panhandle and over the next few days also impacted several other states. We currently estimate that our vehicle businesses will incur losses of approximately $60 million in connection with this storm. We based these estimates on claims reporting information, our experience with severity and reporting patterns from many past storms, and several assumptions, including mix of claims. Reporting patterns, mix, and other assumptions (including those related to salvage) will likely differ from our expectations. Although it is too early to estimate the impact of Hurricane Michael on our Property business, we expect that our net losses and loss adjustment expenses will not exceed $60 million, which represents the retention level under our Property catastrophic reinsurance coverage.
For the quarter, our companywide prior accident years development had a 0.4 point favorable impact, compared to a 0.5 point favorable impact in the third quarter 2017. Our overall incurred personal auto frequency was down around 2.6%, while severity was up about 6.0%. While we largely priced for the increase in severity, we were not anticipating the magnitude of the continued decrease in frequency, which contributed to our underwriting profitability in the quarter.
Our companywide net premiums written grew 20%, with Personal Lines growing 18%, Commercial Lines 31%, and Property 32%, reflecting both an increase in rate and volume. During the quarter, on a year-over-year basis, our written premium per policy for our personal auto businesses increased about 4%, primarily reflecting a shift in the mix of business toward higher premium coverages and the rate increases taken during the last 12 months. Written premium per policy increased 4% for our special lines products and increased 15% for our Commercial Lines business. The Commercial Lines increase reflects shifts in our mix of businesses to higher premium products, as well as rate actions taken throughout 2017. The total written premium per policy for the Property business decreased 3%, reflecting the renters business, which has lower premiums per policy, comprising a greater proportion of the total Property business. For our core Property business (e.g., home and condo insurance), the written premium per policy increased slightly. We continue to increase rate levels in our Property business to help meet our profitability targets in this segment, while much of our previous rate increases have yet to be earned in.
During the third quarter, total new personal auto applications (i.e., issued policies) increased 19% on a year-over-year basis, including a 12% and 26% increase in our Agency auto and Direct auto businesses, respectively. The significant increase in Direct auto applications reflects, in part, increased advertising spend during the quarter, as well as competitive product offerings and position in the marketplace. We will continue to spend on marketing when we believe that it is an efficient use of our dollars. We continued to generate strong new business application growth in our bundled auto and home customers (i.e., Robinsons) in both the Agency and Direct channels. New applications for our special lines products were up 5% during the third quarter 2018, compared to the same period last year.
For the Commercial Lines business, new applications increased 10% on a year-over-year basis during the third quarter 2018. The majority of the underwriting restrictions that were previously implemented were lifted during the second quarter 2018. We will continue to monitor our rate levels with a view toward continuing to manage profitably while providing high-quality customer service.
The Property business had a 51% increase in new applications for the third quarter 2018, compared to the same period last year, with strong growth in both the agency and direct channels. Our home/condo products grew about 34%, while the balance was due to an increase in our renters, umbrella, and manufactured home products. We have increased our state footprint since the third quarter last year for both the homeowners and renters products.
We ended the third quarter 2018 with over 20 million companywide policies in force, which included 13.1 million personal auto policies in force. Our Personal Lines policies in force grew 11%, or 1.7 million policies, over the same period last year, with Agent auto and Direct auto growing 13% and 17%, respectively, and our special lines products policies in force growing 1%. Our Commercial Lines business policies in force grew 8%, or 53,300 policies, and the Property business grew 36%, or 491,400 policies.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities. Our efforts to increase our share of multi-product households continue to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our vehicle businesses. Our trailing 12-month total auto policy life expectancy increased 7% over the third quarter last year, while our trailing 3-month total auto policy life expectancy was flat. Our Agency auto and Direct auto trailing 12-month policy life expectancy were up 8% and 5%, respectively, and special lines decreased 2%. The increases in our 12-month policy life expectancy for our auto businesses reflect the competitive markets as well as our Destination Era initiatives, where we have experienced an increase in customers who bundle their auto coverage with other products, which tends to translate to longer relationships with these customers. We are also continuing to make investments to improve the customer experience in an effort to lengthen retention. For Commercial Lines, our policy life expectancy increased 2% year over year.
B. Investments

The fair value of our investment portfolio was $32.4 billion at September 30, 2018. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At September 30, 2018, 15% of our portfolio was allocated to Group I securities and 85% to Group II securities, compared to 17% and 83%, respectively, at December 31, 2017.
Our recurring investment income generated a pretax book yield of 2.9% for the third quarter 2018, compared to 2.3% for the same period in 2017. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 1.2% for the third quarter 2018, compared to 1.1% for the same period in 2017. Our fixed-income and common stock portfolios had FTE total returns of 0.5% and 7.4%, respectively, for the third quarter 2018, compared to 0.7% and 4.3%, respectively, last year.
At September 30, 2018, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.6 years, compared to AA- and 2.5 years, respectively, at December 31, 2017. We lengthened our portfolio duration modestly during the year in response to higher interest rates as the risk/reward to our portfolio’s value at higher rate levels moved toward a more balanced position. However, our duration remains below the mid-point of our range as a means to limit a decline in portfolio value from a significant increase in rates from current levels.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $5.2 billion and $3.2 billion for the first nine months of 2018 and 2017, respectively, as premiums collected increased at a faster rate than paid losses.
Our total capital (debt plus shareholders’ equity) was $15.7 billion, at book value, at September 30, 2018, compared to $12.6 billion at September 30, 2017 and December 31, 2017. The increase since year end reflects the increase in comprehensive income during that period as well as the issuance of $600 million of 4.20% Senior Notes due 2048 and $500 million of Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares (the “Series B Preferred Shares”), in underwritten public offerings during the first quarter 2018.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 24.6% at September 30, 2018, 26.3% at both September 30, 2017, and December 31, 2017.
Based on premium growth and regulatory and other capital needs, our results and current market conditions, we recently decided to raise additional capital to increase our capital flexibility. On October 18, 2018, we issued $550.0 million of our 4.00% Senior Notes due 2029 in an underwritten public offering. Net proceeds, after deducting underwriters' discounts and commissions and other expenses related to the issuance, were approximately $544.5 million, and these funds have been added to our investment portfolios. Our debt-to-total capital ratio at September 30, 2018, would have been 27.1% had this new debt issuance been outstanding at that time.
During the year, we deployed capital through share repurchases, dividends, and repayment of ARX debt. During the third quarter and first nine months of 2018, we spent $39.3 million and $78.7 million, respectively, to repurchase 661,196 and 1,363,451 common shares, primarily pursuant to our equity compensation plans. During the third quarter, we declared and paid $13.5 million of dividends on our Series B Preferred Shares. Although no dividends were declared on our common shares during the first nine months of 2018, in February, we paid $654.9 million of common share dividends, which were declared in December 2017. Also, during the first quarter 2018, ARX repaid in full its term loans in the aggregate principal amount of $37.1 million. At September 30, 2018, ARX has no external borrowings outstanding.
During the second quarter 2018, in accordance with our stockholders’ agreement related to the ARX acquisition, The Progressive Corporation increased its share ownership of ARX when minority ARX stockholders sold 204,527 shares to Progressive, at a total cost of $295.9 million. As of September 30, 2018, Progressive owns 86.8% of ARX. The Progressive Corporation has the ability to achieve 100% ownership of ARX by the end of the second quarter of 2021. See Note 12 - Redeemable Noncontrolling Interest for further discussion.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs. During the first nine months of 2018 and at all times during 2017, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2017. Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on our Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
We have an unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million, which will expire on April 30, 2019. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
B. Commitments and Contingencies
Contractual Obligations
During the first nine months of 2018, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the debt and preferred share issuance transactions described above.
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
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Personal Lines
Agency	41%	42%	41%	43%
Direct	42	42	42	42
Total Personal Lines[1]	83	84	83	85
Commercial Lines	12	12	12	11
Property	5	4	5	4
Total underwriting operations	100%	100%	100%	100%
1 Personal auto insurance accounted for 93% of the total Personal Lines segment net premiums written during the three and nine months ended September 30, 2018, and 93% and 92%, respectively, for the same periods in 2017; insurance for our special lines products accounted for the balance.
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
Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of business written through the direct channel continues to grow and represented about 12% of premiums written for the first nine months of 2018. We write Commercial Lines business in all 50 states and the majority of our policies are written for 12-month terms.
Our Property business writes residential property insurance (single family homes, condominium unit owners, rental coverage, etc.) for homeowners, other property owners, and renters. Our Property business primarily consists of the operations of the ARX organization. ARX wholly owns or controls the insurance companies that we refer to in the aggregate as “ASI.” We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel. Property policies are written for a 12-month term. ASI writes residential property in 43 states and the District of Columbia. ASI also writes flood insurance in 44 states and the District of Columbia, and ASI and Progressive write renters insurance in 44 states and the District of Columbia. Florida and Texas remain the largest states for the Property business comprising just over 40% of the year-to-date premium volume. We continue to transition ASI products from the ASI trade name to the Progressive brand. We expect to complete the transition in both our agency and direct channels over the next year.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin	$	Margin	$	Margin
Personal Lines
Agency	$372.2	11.2%	$69.5	2.4%	$1,142.2	11.9%	$524.7	6.4%
Direct	294.4	8.8	128.7	4.7	880.3	9.2	466.7	5.9
Total Personal Lines	666.6	10.0	198.2	3.6	2,022.5	10.5	991.4	6.1
Commercial Lines	112.7	12.0	42.8	6.0	307.8	11.7	166.4	8.2
Property[1]	(7.8)	(2.3)	(69.0)	(27.0)	(31.2)	(3.3)	(57.5)	(8.0)
Other indemnity[2]	(0.1)	NM	0	NM	0.1	NM	(0.3)	NM
Total underwriting operations	$771.4	9.7%	$172.0	2.6%	$2,299.2	10.1%	$1,100.0	5.8%
1 For the three and nine months ended September 30, 2018, amounts include $18.0 million and $54.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX, and $17.2 million and $48.2 million for the respective periods last year. The increase in amortization expense reflects a change in the economic useful life of the trade name intangible asset; see Note 13 – Goodwill and Intangible Assets for further discussion.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting profit margin increased in both the third quarter and first nine months of 2018, compared to the same periods last year. The increase in the profit margin was primarily due to lower catastrophe losses in 2018, compared to 2017. In addition, higher written premium per policy on both our personal and commercial auto products and lower than anticipated frequency contributed to the improved profitability.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
Underwriting Performance[1]	2018	2017	Change		2018	2017	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	69.5	78.3	(8.8	) pts.	68.8	74.1	(5.3	) pts.
Underwriting expense ratio	19.3	19.3	0	pts.	19.3	19.5	(0.2	) pts.
Combined ratio	88.8	97.6	(8.8	) pts.	88.1	93.6	(5.5	) pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	70.4	75.7	(5.3	) pts.	70.3	74.4	(4.1	) pts.
Underwriting expense ratio	20.8	19.6	1.2	pts.	20.5	19.7	0.8	pts.
Combined ratio	91.2	95.3	(4.1	) pts.	90.8	94.1	(3.3	) pts.
Total Personal Lines
Loss & loss adjustment expense ratio	69.9	76.9	(7.0	) pts.	69.6	74.3	(4.7	) pts.
Underwriting expense ratio	20.1	19.5	0.6	pts.	19.9	19.6	0.3	pts.
Combined ratio	90.0	96.4	(6.4	) pts.	89.5	93.9	(4.4	) pts.
Commercial Lines
Loss & loss adjustment expense ratio	67.6	72.2	(4.6	) pts.	67.9	69.8	(1.9	) pts.
Underwriting expense ratio	20.4	21.8	(1.4	) pts.	20.4	22.0	(1.6	) pts.
Combined ratio	88.0	94.0	(6.0	) pts.	88.3	91.8	(3.5	) pts.
Property
Loss & loss adjustment expense ratio	69.8	95.0	(25.2	) pts.	68.6	73.4	(4.8	) pts.
Underwriting expense ratio[2]	32.5	32.0	0.5	pts.	34.7	34.6	0.1	pts.
Combined ratio[2]	102.3	127.0	(24.7	) pts.	103.3	108.0	(4.7	) pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	69.7	77.2	(7.5	) pts.	69.4	73.8	(4.4	) pts.
Underwriting expense ratio	20.6	20.2	0.4	pts.	20.5	20.4	0.1	pts.
Combined ratio	90.3	97.4	(7.1	) pts.	89.9	94.2	(4.3	) pts.
Accident year loss & loss adjustment expense ratio[4]	70.1	77.7	(7.6	) pts.	69.2	73.6	(4.4	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three and nine months ended September 30, 2018 are 5.4 points and 5.8 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX, and 6.7 points for both respective periods last year. Excluding these additional expenses, for the three months ended September 30, 2018 and 2017, the Property business would have reported expense ratios of 27.1 and 25.3, respectively, and combined ratios of 96.9 and 120.3. For the nine months ended September 30, 2018 and 2017, excluding these additional expenses, the Property business would have reported expense ratios of 28.9 and 27.9, respectively, and combined ratios of 97.5 and 101.3.
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2018	2017	2018	2017
Change in net loss and LAE reserves	$466.7	$616.1	$1,327.6	$1,161.6
Paid losses and LAE	5,056.4	4,434.4	14,441.6	12,767.2
Total incurred losses and LAE	$5,523.1	$5,050.5	$15,769.2	$13,928.8
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
Our total loss and LAE ratio decreased 7.5 points for the third quarter 2018, compared to the third quarter 2017, and 4.4 points on a year-to-date basis, due to lower catastrophe losses, higher average premiums, lower auto frequency, and concerted expense management.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018		2017		2018		2017
Vehicle businesses	$95.4		$334.2		$245.8		$557.6
Property business, net of reinsurance (excluding ASL)	28.8		81.2		176.2		306.3
Reinsurance (recoverable)/reversal on ASL[1]	3.0		15.7		(39.0)		(86.2)
Property business, net	31.8		96.9		137.2		220.1
Total net catastrophe losses incurred	$127.2		$431.1		$383.0		$777.7
Increase to combined ratio	1.6	pts.	6.6	pts.	1.7	pts.	4.1	pts.
1 Represents the reinsurance recoverable recorded on the losses under our aggregate stop-loss agreements (ASL); see table below for further information.
In the third quarter 2018, about 40% of the catastrophe losses were due to wind and hail storms and flooding in Texas and Colorado, and about 20% of the catastrophe losses were due to Hurricane Florence. The significant catastrophe losses during the third quarter 2017 were primarily due to Hurricane Harvey in Texas and Hurricane Irma, primarily in Florida. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our vehicle businesses. We reinsure most of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance and an aggregate stop-loss agreement.

The table above reports the reinsurance recoverables under our aggregate stop-loss agreements related to 2018 losses and development on 2017 losses. The aggregate stop-loss agreement for 2018 covers all accident year losses and allocated loss adjustment expenses (ALAE) that occur during 2018, except those from named storms and liability claims, and provides $200 million of coverage if ASI’s applicable loss and ALAE ratio for the full accident year were to exceed 63%. The aggregate stop-loss agreement for 2017 had substantially the same terms as the 2018 agreement. The following table shows the total reinsurance recoverables activity during 2018 and 2017, under the aggregate stop-loss agreement by accident year:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2018	2017	2018	2017
Reinsurance recoverables on losses
2018	$(3.6)	$—	$34.1	$—
2017	0.6	(15.7)	4.9	86.2
Total	(3.0)	(15.7)	39.0	86.2
Reinsurance recoverables on ALAE
2018	0.9	—	5.0	—
2017	1.8	(1.7)	2.3	9.3
Total	2.7	(1.7)	7.3	9.3
Total reinsurance recoverables
2018	(2.7)	—	39.1	—
2017	2.4	(17.4)	7.2	95.5
Total	$(0.3)	$(17.4)	$46.3	$95.5
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
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 6% and 4% for the three and nine months ended September 30, 2018, respectively, compared to the same periods last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•
Collision increased about 9% and 8% for the third quarter and first nine months of 2018, respectively, in part due to an increase in the severity and frequency of total loss claims and higher costs to repair newer vehicles.

•	Bodily injury increased about 3% for both periods presented.

•	Auto property damage increased about 5% and 3% for the third quarter and first nine months of 2018, respectively.

•
Personal injury protection (PIP) increased about 12% and 1% for the third quarter and the first nine months of 2018, respectively. The increase during the quarter is primarily due to the timing of adjuster set reserves and the volatile nature of PIP.

It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our incurred frequency of auto accidents, on a calendar-year basis, decreased about 3% and 2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods last year. Following are our frequency changes by coverage on a year-over-year basis:

•	PIP, auto property damage, and bodily injury decreased about 1% to 3% for both periods presented.

•	Collision decreased about 4% and 2% for the third quarter and the first nine months of 2018, respectively.

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
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2018		2017		2018		2017
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$2.1		$21.9		$1.3		$92.8
Current accident year	2.1		3.0		16.0		(13.4)
Calendar year actuarial adjustment	$4.2		$24.9		$17.3		$79.4
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$2.1		$21.9		$1.3		$92.8
All other development	32.4		9.8		(48.3)		(135.3)
Total development	$34.5		$31.7		$(47.0)		$(42.5)
(Increase) decrease to calendar year combined ratio	0.4	pts.	0.5	pts.	(0.2	) pts.	(0.2	) pts.
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
Underwriting Expenses
Progressive’s underwriting expenses increased 24% for the third quarter and 22% for the first nine months of 2018, compared to the same periods last year. Nevertheless, the underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was only 0.4 points and 0.1 points higher, respectively, for the three and nine months ended September 30, 2018, in part reflecting the increase in earned premium per policy we realized during the same periods. The increase in advertising spend was the primary driver of the increase in total underwriting expenses. During the third quarter and first nine months of 2018, our advertising expenditures increased 45% and 44%, respectively, compared to the same periods last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2018	2017	% Growth	2018	2017	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$3,504.3	$3,028.8	16%	$10,224.2	$8,765.9	17%
Direct	3,618.2	2,987.2	21	10,296.0	8,461.5	22
Total Personal Lines	7,122.5	6,016.0	18	20,520.2	17,227.4	19
Commercial Lines	1,083.7	825.7	31	3,055.8	2,343.7	30
Property	397.8	300.7	32	1,092.1	808.4	35
Total underwriting operations	$8,604.0	$7,142.4	20%	$24,668.1	$20,379.5	21%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,318.2	$2,840.0	17%	$9,607.7	$8,224.0	17%
Direct	3,337.2	2,734.8	22	9,565.3	7,908.5	21
Total Personal Lines	6,655.4	5,574.8	19	19,173.0	16,132.5	19
Commercial Lines	939.6	714.0	32	2,632.5	2,031.2	30
Property	335.5	255.2	31	933.2	720.3	30
Total underwriting operations	$7,930.5	$6,544.0	21%	$22,738.7	$18,884.0	20%

				September 30,
(thousands)				2018	2017	% Growth
POLICIES IN FORCE
Agency auto				6,249.3	5,515.3	13%
Direct auto				6,875.8	5,889.6	17
Total auto				13,125.1	11,404.9	15
Special lines[1]				4,418.9	4,396.1	1
Personal Lines — total				17,544.0	15,801.0	11%
Commercial Lines				691.9	638.6	8%
Property				1,867.0	1,375.6	36%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
During the first nine months of 2018, we added 1.9 million policies in force and added approximately 2.3 million since September 30, 2017. The increases reflect both an increase in new applications and lengthening retention.
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

D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
APPLICATIONS
New	17%	20%	19%	11%
Renewal	11%	7%	10%	7%
WRITTEN PREMIUM PER POLICY - AUTO	4%	5%	5%	6%
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	0%	10%
Trailing 12-months	7%	5%
In our Personal Lines business, the increase in both new and renewal applications resulted from increases in our personal auto products. In the auto businesses, the increase in new applications was primarily attributable to our competitive product offerings and position in the marketplace and reflects our increase in advertising spend during the first nine months of 2018. For the third quarter 2018, on a year-over-year basis, our auto new applications were up 19% and our special lines products increase in new applications was 5%. For the first nine months of 2018, new applications were up 24% for auto and 1% for special lines. The Direct business contributed more to our auto growth for both periods, primarily due to an increase in our advertising spend in 2018 and lower new applications in the first half of 2017, following a reduction of our advertising spend during the second half of 2016. Rate increases taken in our auto businesses over the trailing 12-month period, in addition to a shift in business mix, contributed to the increase we experienced in written premium per policy for the third quarter and first nine months of 2018. We believe that our Destination Era efforts, including our efforts to improve the customer experience, continue to have a positive impact on our retention and we will continue to focus our efforts on retention in light of the trailing 3-month policy life expectancy remaining flat year-over-year.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
Auto: new applications	12%	25%	17%	19%
renewal applications	12%	8%	12%	7%
written premium per policy	5%	5%	5%	6%
Auto retention measures:
policy life expectancy - trailing 3-months	1%	10%
trailing 12-months	8%	6%
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased during the third quarter and the nine months ended September 30, 2018, primarily reflecting our competitiveness in the marketplace as a result of many of our competitors taking higher rate increases than we have over the trailing 12-month period. During the third quarter, we continued to experience new business application growth and strong policy in force growth in each of our consumer segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home) with the largest increase coming from our bundled auto and home product (i.e., Robinsons), albeit on a smaller base. During the year, we generated new auto application growth in 46 states and the District of Columbia, including nine of our top 10 largest Agency states.
We have continued to see an increase in demand from agents as evidenced by a quote volume increase of about 1% and 4%, on a year-over-year basis, during the third quarter and first nine months of 2018, respectively, compared to the same periods last year. Our Agency auto rate of conversion (i.e., converting a quote to a sale) increased about 11% and 13% for the third quarter and the nine months ended September 30, 2018, respectively, compared to last year. Written premium per policy for new and renewal Agency auto business increased 6% and 5%, respectively, for both the third quarter and first nine months of 2018, as compared to the same periods last year, primarily reflecting rate increases previously discussed.
The Direct Business

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
Auto: new applications	26%	25%	29%	10%
renewal applications	15%	9%	14%	9%
written premium per policy	4%	5%	4%	5%
Auto retention measures:
policy life expectancy - trailing 3-months	(2)%	8%
trailing 12-months	5%	2%
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. During the year, we generated new Direct auto application growth in 49 states and the District of Columbia, including all of our top 10 largest Direct states. New and renewal applications increased during the third quarter and the nine months ended September 30, 2018, primarily reflecting our competitiveness in the marketplace. In addition, we increased our advertising spend, on a year-over-year basis, for the third quarter and the first nine months of 2018, which helped drive new business growth and also contributed to the total increase in our Direct business expense ratios during both periods.
Similar to our Agency business, during the third quarter, we continued to grow our new Direct auto applications double digits across all consumer segments and, with the marketing investments that continued to target auto/home bundlers, we saw the greatest growth in our Robinsons consumer segment. Our Direct auto quote volume increased 10% and 11%, on a year-over-year basis, for the third quarter and first nine months of 2018, respectively, and the rate of conversion increased about 13% for the third quarter and 16% for the nine months ended September 30, 2018, compared to last year. Written premium per policy for new and renewal Direct auto business increased 5% and 4%, respectively, for the third quarter 2018, and 4% and 5%, for the first nine months of 2018, as compared to the same periods last year, primarily reflecting rate increases previously discussed.
E. Commercial Lines

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
New applications	10%	5%	15%	(6)%
Renewal applications	6%	8%	5%	9%
Written premium per policy	15%	13%	14%	10%
Policy life expectancy - trailing 12-months	2%	(3)%
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines experienced solid year-over-year new application growth in the third quarter and first nine months of 2018, reflecting increased quote volume, a generally strong economy, and competitor rate increases. We continue to monitor the growth and profitability across all of our business market targets and will impose underwriting restrictions when we believe it is necessary to meet our profitability objectives. During the second quarter 2018, we removed the majority of the underwriting restrictions previously implemented.
During the third quarter 2018, we renewed the policies on the transportation network company business we insure for the three states we added in the first quarter 2018. We currently insure transportation network company business in four states and are continuing to increase our understanding of the pricing for this product. We have also seen greater market acceptance of Smart Haul®, our usage-based insurance program for our for-hire transportation policyholders. With the enforcement of the federal electronic logging device mandate, we believe we are well positioned to offer competitive rates to the best owners/operators and small fleets.

During the three and nine months ended September 30, 2018, we experienced shifts in business mix and increased rates, which contributed to the increase in our written premium per policy. Despite higher rates, the increase in policy life expectancy was primarily attributable to a shift in business mix and competitors taking higher rate increases.
F. Property

	Growth Over Prior Year
	Quarter		Year-to-date
	2018	2017	2018	2017
New applications	51%	46%	70%	38%
Renewal applications	26%	11%	22%	17%
Written premium per policy	(3)%	(1)%	(4)%	(5)%
Our Property business writes residential property insurance for homeowners, other property owners, and renters, primarily in the agency channel. The significant growth in new applications is attributable to state expansion that occurred during the last 12 months in both Property business written by ASI and Progressive’s renters business, more competitive product offerings, as well as momentum in growing Robinsons through our Platinum agency offering.
In addition, the Property growth is benefiting from HomeQuote Explorer®(HQX), our direct online homeowner insurance shopping experience that was launched in March 2017. During the second quarter 2018, ASI began offering the ability to buy Progressive Home online through the HQX platform. By the end of the third quarter 2018, the online buy button functionality was offered in three states and we plan to expand to other states over time.
The decrease in premium per policy continues to reflect a relatively higher percentage of renters policies, which have lower premiums per policy. Our core Property policies (e.g., home and condo insurance) had a slight increase in written premiums per policy for both periods on a year-over-year basis.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At September 30, 2018 and 2017, and December 31, 2017, we reported net deferred tax liabilities. The decrease in our deferred tax liability from year-end 2017, primarily reflects premium growth and the decrease in market value of our investment portfolio. In addition, the decrease from September 2017 also reflects the reduction in the federal corporate income tax rate to 21% from the previous rate of 35%, under the legislation commonly known as the Tax Cuts and Jobs Act of 2017.
At September 30, 2018 and December 31, 2017, we had net current income taxes payable of $65.6 million and $23.8 million, respectively, which were reported as part of “other liabilities.” At September 30, 2017, we had net current income taxes recoverable of $12.1 million, which were reported as "other assets."
For the third quarter 2018, our effective tax rate was 17.7%, compared to 14.6% for the same period last year. On a year-to-date basis, the effective tax rate was 19.2%, compared to 29.7% for the same period last year, primarily reflecting the decrease in the federal corporate income tax rate to 21% in 2018, from the previous rate of 35%. Despite the decrease in the federal rate, the effective tax rate for the third quarter 2018 was higher than the prior-year quarter as the relative impact of the tax benefits decreased as pre-tax income increased quarter-over-prior-year quarter.
See Note 5 – Income Taxes for further discussion.
There were no material changes in our uncertain tax positions during the three and nine months ended September 30, 2018.

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

Our investment portfolio produced an FTE total return of 1.2% for the three months ended September 30, 2018, compared to 1.1% for the same period in 2017. Our fixed-income and common stock portfolios had FTE total returns of 0.5% and 7.4%, respectively, for the three months ended September 30, 2018, and 0.7% and 4.3%, respectively, for the same period in 2017. Although interest rates rose during the quarter, we did not change our fixed-income portfolio duration of 2.6 years.  We generated a small positive return in the fixed-income portfolio this quarter as coupon income and spread tightening were able to offset the rise in interest rates. The equity market rose to the highs of the year during the third quarter and ended close to those highs. We sold $300 million from our indexed portfolio during September to reduce our investment portfolio risk. Our indexed portfolio return was in line with the overall market, while our actively managed portfolio lagged the overall market.

The following table summarizes investment results for the periods ended September 30:

	Three Months		Nine Months
	2018	2017	2018	2017
Pretax recurring investment book yield (annualized)	2.9%	2.3%	2.7%	2.3%
Weighted average FTE book yield (annualized)	3.0%	2.5%	2.8%	2.6%
FTE total return:
Fixed-income securities	0.5%	0.7%	0.5%	2.8%
Common stocks	7.4%	4.3%	10.3%	14.6%
Total portfolio	1.2%	1.1%	1.5%	4.2%

A further break-down of our FTE total returns for our portfolio, including any net gains (losses) on our derivative positions, for the periods ended September 30, follows:

	Three Months		Nine Months
	2018	2017	2018	2017
Fixed-income securities:
U.S. Treasury Notes	(0.1)%	0.3%	(0.8)%	1.7%
Municipal bonds	0.1%	1.3%	0.7%	4.7%
Corporate bonds	1.0%	0.8%	0.7%	2.8%
Residential mortgage-backed securities	0.7%	1.1%	1.9%	4.0%
Commercial mortgage-backed securities	0.9%	0.6%	1.4%	3.4%
Other asset-backed securities	0.6%	0.5%	1.3%	1.5%
Preferred stocks	1.7%	1.5%	2.2%	11.2%
Short-term investments	0.5%	0.3%	1.4%	0.8%
Common stocks:
Indexed	7.6%	4.6%	10.6%	15.0%
Actively managed	4.3%	0.2%	6.7%	7.7%

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
September 30, 2018
Fixed maturities	$25,642.7	79.3%	2.9	AA-
Nonredeemable preferred stocks	840.9	2.6	2.9	BBB-
Short-term investments	2,809.7	8.7	0.1	AA
Total fixed-income securities	29,293.3	90.6	2.6	AA-
Common equities	3,057.3	9.4	na	na
Total portfolio[2,3]	$32,350.6	100.0%	2.6	AA-
September 30, 2017
Fixed maturities	$18,660.0	69.1%	2.6	A+
Nonredeemable preferred stocks	813.7	3.0	3.5	BBB-
Short-term investments	4,311.5	16.0	0.1	AA
Total fixed-income securities	23,785.2	88.1	2.2	A+
Common equities	3,209.5	11.9	na	na
Total portfolio[2,3]	$26,994.7	100.0%	2.2	A+
December 31, 2017
Fixed maturities	$20,201.7	74.1%	2.8	AA-
Nonredeemable preferred stocks	803.8	2.9	3.3	BBB-
Short-term investments	2,869.4	10.5	<0.1	AA-
Total fixed-income securities	23,874.9	87.5	2.5	AA-
Common equities	3,399.8	12.5	na	na
Total portfolio[2,3]	$27,274.7	100.0%	2.5	AA-
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
2Our portfolio reflects the effect of unsettled security transactions; at September 30, 2018 and 2017, we had $5.2 million and $238.3 million, respectively, included in “other liabilities,” compared to $5.8 million included in “other assets” at December 31, 2017.
3The total fair value of the portfolio at September 30, 2018 and 2017, and December 31, 2017, included $1.8 billion, $1.1 billion, and $1.6 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities:

	September 30, 2018		September 30, 2017		December 31, 2017
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$761.1	2.4%	$445.5	1.6%	$404.8	1.5%
Redeemable preferred stocks[1]	157.8	0.5	159.5	0.6	147.4	0.5
Nonredeemable preferred stocks	840.9	2.6	813.7	3.0	803.8	2.9
Common equities	3,057.3	9.4	3,209.5	11.9	3,399.8	12.5
Total Group I securities	4,817.1	14.9	4,628.2	17.1	4,755.8	17.4
Group II securities:
Other fixed maturities[2]	24,723.8	76.4	18,055.0	66.9	19,649.5	72.1
Short-term investments	2,809.7	8.7	4,311.5	16.0	2,869.4	10.5
Total Group II securities	27,533.5	85.1	22,366.5	82.9	22,518.9	82.6
Total portfolio	$32,350.6	100.0%	$26,994.7	100.0%	$27,274.7	100.0%
1Includes non-investment-grade redeemable preferred stocks of $83.0 million, $81.7 million, and $83.8 million at September 30, 2018 and 2017, and December 31, 2017, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $74.8 million, $77.8 million, and $63.6 million at September 30, 2018 and 2017, and December 31, 2017, respectively.
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

Unrealized Gains and Losses
As of September 30, 2018, our fixed-maturity portfolio had pretax net unrealized losses, recorded as part of accumulated other comprehensive income, of $316.7 million, compared to net unrealized gains of $74.8 million at September 30, 2017 and net unrealized losses of $8.4 million at December 31, 2017. The changes for both periods reflect valuation declines in nearly all sectors during the first nine months of 2018, most notably in our U.S. Treasury and corporate portfolios, reduced by net realized losses on sales of securities primarily in our U.S. Treasury portfolio.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the inception-to-date gross and net holding period gains (losses) for our hybrid fixed-maturity securities and our equity securities as of September 30, 2018:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Hybrid fixed maturities:
State and local government obligations	$0	$0	$0
Corporate debt securities	0	(2.0)	(2.0)
Other asset-backed securities	0.1	0	0.1
Redeemable preferred stocks	0.4	(2.5)	(2.1)
Total hybrid fixed maturities	0.5	(4.5)	(4.0)
Equity securities:
Nonredeemable preferred stocks	92.7	(10.7)	82.0
Common equities	1,932.9	(10.6)	1,922.3
Total equity securities	2,025.6	(21.3)	2,004.3
Total holding period securities at September 30, 2018	$2,026.1	$(25.8)	$2,000.3
Total holding period securities at September 30, 2017[1]	$1,852.0	$(12.8)	$1,839.2
Total holding period securities at December 31, 2017[1]	$2,015.6	$(9.4)	$2,006.2
1For comparative purposes, the holding period securities at September 30, 2017 and December 31, 2017 include the hybrid fixed maturities with holding period gains (losses) and the equity securities with unrealized gains (losses).
Other-Than-Temporary Impairment (OTTI)
Net realized gains (losses) may include write-downs of securities determined to have had other-than-temporary declines in fair value. In light of the new accounting guidance effective for 2018, we are no longer required to analyze our equity securities for OTTI.
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
We did not record any write-downs on securities held in our investment portfolio during 2018, compared $9.3 million and $12.9 million during the third quarter and first nine months of 2017, respectively. We did, however, recognize impairments of renewable energy investments (which are classified as "other assets"), under which the future pretax cash flows are expected to be less than the carrying value of the assets, of $22.1 million and $33.2 million for the three and nine months ended September 30, 2018, respectively, compared to $33.7 million and $44.9 million last year.

The following table stratifies the gross unrealized losses in our fixed-maturity portfolio at September 30, 2018, by duration in a loss position:

		Total Gross Unrealized Losses[1]
(millions)	Fair Value
Unrealized loss for less than 12 months	$12,985.1	$131.9
Unrealized loss for 12 months or greater	9,894.7	217.1
Total	$22,879.8	$349.0
1None of these securities had a decline in investment value greater than 15%.
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
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 and 5 years. The duration of the fixed-income portfolio was 2.6 years at September 30, 2018, compared to 2.2 years at September 30, 2017 and 2.5 years at December 31, 2017. The change from September 30, 2017 through September 30, 2018 reflects our proactive monitoring and reacting to the changing interest rate environment while maintaining a conservative duration position to limit potential declines in portfolio value from increases in rates. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	September 30, 2018	September 30, 2017	December 31, 2017
1 year	22.0%	22.3%	19.8%
2 years	16.9	15.9	15.7
3 years	25.8	26.8	27.0
5 years	20.4	22.8	24.1
7 years	10.4	8.3	8.7
10 years	4.5	3.9	4.7
Total fixed-income portfolio	100.0%	100.0%	100.0%

Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first nine months of 2018 and all of 2017.

The credit quality distribution of the fixed-income portfolio was:

Rating	September 30, 2018	September 30, 2017	December 31, 2017
AAA	51.8%	41.9%	45.8%
AA	11.5	15.5	13.6
A	9.3	12.7	12.2
BBB	22.7	24.6	23.2
Non-investment grade/non-rated[1]
BB	3.0	3.7	3.6
B	1.4	0.9	1.0
CCC and lower	0.1	0.1	0.1
Non-rated	0.2	0.6	0.5
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.7% of the total fixed-income portfolio at September 30, 2018, compared to 3.0% at September 30, 2017 and 2.6% at December 31, 2017.

The changes in credit quality profile from September 30, 2017 were the result of transactions in our portfolio that shifted the mix within the various credit categories.

Our portfolio is also exposed to concentration risk. Our investment constraints limit investment in a single issuer, other than U.S. Treasury Notes or a state’s general obligation bonds, to 2.5% of shareholders’ equity, while the single issuer guideline on preferred stocks and/or non-investment-grade debt is 1.25% of shareholders’ equity. Additionally, the guideline applicable to any state’s general obligation bonds is 6% of shareholders’ equity. We consider concentration risk both overall and in the context of individual asset classes and sectors, including but not limited to common equities, residential and commercial mortgage-backed securities, municipal bonds, and high-yield bonds. We were within all of the constraints described above during all reported periods.
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first nine months of 2018 and all of 2017, we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $5.0 billion, or 29.6%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2018 and all of 2019. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at September 30, 2018:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$173.5	0.3
One to two years	1,698.9	1.3
Two to three years	2,415.0	2.4
Three to five years	3,703.4	3.8
Five to seven years	998.2	5.8
Seven to ten years	763.5	8.1
Total U.S. Treasury Notes	$9,752.5	3.5
As of September 30, 2018, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$414.3	$(2.3)	6.0%	1.6	AA
Home equity (sub-prime bonds)	355.5	4.3	5.1	0.4	A-
Residential mortgage-backed securities	769.8	2.0	11.1	1.1	A+
Commercial mortgage-backed securities	2,959.3	(27.2)	42.8	2.6	A+
Other asset-backed securities:
Automobile	1,418.6	(4.2)	20.5	0.9	AAA-
Credit card	514.9	(0.2)	7.4	0.6	AAA
Student loan	510.1	(1.1)	7.4	1.1	AA
Other[1]	749.3	(6.7)	10.8	1.6	AA-
Other asset-backed securities	3,192.9	(12.2)	46.1	1.0	AA+
Total asset-backed securities	$6,922.0	$(37.4)	100.0%	1.7	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
September 30, 2017
Residential mortgage-backed securities:
Collateralized mortgage obligations	$443.8	$(0.5)	7.2%	1.1	A+
Home equity (sub-prime bonds)	511.8	9.1	8.2	0.5	BBB
Residential mortgage-backed securities	955.6	8.6	15.4	0.8	A-
Commercial mortgage-backed securities	2,767.9	4.2	44.5	2.9	A-
Other asset-backed securities:
Automobile	1,212.2	(0.2)	19.5	0.6	AAA-
Credit card	72.1	0	1.2	0.9	AAA
Student loan	583.7	4.8	9.4	1.2	AA-
Other[1]	622.2	(0.2)	10.0	2.4	A+
Other asset-backed securities	2,490.2	4.4	40.1	1.2	AA+
Total asset-backed securities	$6,213.7	$17.2	100.0%	1.9	A+

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2017
Residential mortgage-backed securities:
Collateralized mortgage obligations	$404.3	$0	6.7%	1.1	A+
Home equity (sub-prime bonds)	432.4	7.9	7.1	0.2	BBB+
Residential mortgage-backed securities	836.7	7.9	13.8	0.7	A-
Commercial mortgage-backed securities	2,758.6	(1.5)	45.6	2.9	A
Other asset-backed securities:
Automobile	1,182.2	(1.8)	19.5	0.7	AAA-
Credit card	95.8	(0.1)	1.6	0.5	AAA
Student loan	538.7	2.3	8.9	1.1	AA-
Other[1]	638.0	(0.4)	10.6	2.2	A+
Other asset-backed securities	2,454.7	0	40.6	1.2	AA+
Total asset-backed securities	$6,050.0	$6.4	100.0%	1.9	A+
1Includes equipment leases, whole business securitizations, and other types of structured debt.

The increase in asset-backed securities since December 31, 2017, is primarily due to purchases in the other asset-backed and commercial mortgage-backed sectors partially offset by maturities in the residential mortgage-backed sector. See below for a further discussion of our residential and commercial mortgage-backed securities. The other asset-backed securities category is not included in the discussions below due to the high credit quality, short duration, and security structure of those instruments.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at September 30, 2018, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at September 30, 2018)
		Collateralized Mortgage Obligations
($ in millions) Rating[1]	Home Equity	Agency Pass-Through	Non-Agency Prime	Alt-A2	Government/GSE[3]	Total	% of Total
AAA	$43.3	$28.4	$226.7	$6.4	$47.0	$351.8	45.7%
AA	82.7	0	14.0	16.6	0.8	114.1	14.8
A	92.7	0	0.9	0	0	93.6	12.2
BBB	29.8	0	7.0	0	0	36.8	4.8
Non-investment grade/non-rated:
BB	33.4	0	3.0	1.9	0	38.3	5.0
B	41.6	0	2.7	0.8	0	45.1	5.8
CCC and lower	14.5	0	5.6	0	0	20.1	2.6
Non-rated	17.5	0	10.8	41.7	0	70.0	9.1
Total fair value	$355.5	$28.4	$270.7	$67.4	$47.8	$769.8	100.0%
Increase (decrease) in value	1.2%	(4.7)%	(0.4)%	2.9%	(3.4)%	0.3%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $158.3 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $15.2 million, or 2.0% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
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

Our collateralized mortgage obligation (CMO) portfolio is primarily composed of non-GSE/FHA/VA mortgage securities. The majority of our portfolio consists of older deals with predictable prepayment speeds, high levels of subordination, and stable delinquency trends. During the third quarter 2018, we purchased well-structured new issue positions backed by high-quality collateral. Our RMBS portfolio decreased in value during the quarter due to security maturities and principle repayments.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at September 30, 2018, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at September 30, 2018)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$245.3	$672.7	$918.0	31.0%
AA	74.0	716.4	790.4	26.7
A	41.2	441.7	482.9	16.3
BBB	12.7	571.5	584.2	19.8
Non-investment grade/non-rated:
BB	14.3	140.1	154.4	5.2
B	0.8	28.6	29.4	1.0
Total fair value	$388.3	$2,571.0	$2,959.3	100.0%
Increase (decrease) in value	(0.4)%	(1.0)%	(0.9)%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $152.3 million of our non-investment-grade securities are rated investment-grade and classified as Group II and $31.5 million, or 1.1% of our total CMBSs, are not rated by the NAIC and are classified as Group I.

In our CMBS bond portfolio, our focus continues to be on single-borrower transactions, which represented 86.9% of the portfolio at September 30, 2018. During the quarter, we also selectively added multifamily bonds, seasoned conduit bonds from vintages with conservative underwriting, and bonds defeased by U.S. Treasuries. During the quarter, we increased our CMBS bond portfolio by $260.9 million on a cost basis. We decreased the duration in our CMBS bond portfolio from 2.7 to 2.6 years during the quarter as both seasoned fixed-rate and low-duration floating-rate securities were added to the portfolio. The average credit quality was A+ at both September 30, 2018 and June 30, 2018.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at September 30, 2018 and 2017, and December 31, 2017, were $1,588.8 million, $2,364.2 million, and $2,297.1 million, respectively, of state and local government obligations. These securities had a duration of 2.8 years at September 30, 2018, compared to 2.9 years at September 30, 2017 and 2.7 years at December 31, 2017; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA for all three periods. These securities had net unrealized losses of $21.3 million at September 30, 2018, compared to net unrealized gains of $31.9 million at September 30, 2017 and $11.4 million at December 31, 2017.

The following table details the credit quality rating of our municipal securities at September 30, 2018, without the benefit of credit or bond insurance:

Municipal Securities (at September 30, 2018)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$204.9	$381.1	$586.0
AA	381.3	520.9	902.2
A	1.0	92.9	93.9
BBB	3.9	2.8	6.7
Total	$591.1	$997.7	$1,588.8

Included in revenue bonds were $735.1 million of single family housing revenue bonds issued by state housing finance agencies, of which $523.3 million were supported by individual mortgages held by the state housing finance agencies and $211.8 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

We reduced our holdings of tax-exempt municipal bonds during 2018, with the majority of the sales occurring during the first quarter. The new corporate tax rate we use to value our tax-exempt holdings rendered these bonds less attractive relative to alternative taxable investments.
CORPORATE SECURITIES
Included in our fixed-income securities at September 30, 2018 and 2017, and December 31, 2017, were $7,146.8 million, $5,225.6 million, and $4,997.7 million, respectively, of corporate securities. These securities had a duration of 3.2 years at September 30, 2018, compared to 2.5 years at September 30, 2017 and 2.6 years at December 31, 2017, and a weighted average credit quality rating of BBB for all three periods. These securities had net unrealized losses of $80.3 million at September 30, 2018, compared to net unrealized gains of $28.5 million at September 30, 2017 and $0.4 million at December 31, 2017.

Our allocation to corporate bonds marginally declined in the third quarter as valuations became less attractive.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at September 30, 2018)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Agency	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$50.1	$0.5	$0	$0	$0	$50.6
AA	0	0	0	237.8	1.2	0.1	0	0.1	239.2
A	290.2	174.6	48.9	593.0	0	2.2	31.3	4.3	1,144.5
BBB	2,327.7	940.7	333.6	650.0	0	531.7	47.4	205.7	5,036.8
Non-investment grade/non-rated:
BB	15.6	117.3	95.2	13.4	0	101.8	23.5	18.0	384.8
B	103.8	64.8	40.0	46.1	0	9.7	17.2	9.3	290.9
Total fair value	$2,737.3	$1,297.4	$517.7	$1,590.4	$1.7	$645.5	$119.4	$237.4	$7,146.8
At September 30, 2018, we held $1,441.4 million of U.S. dollar-denominated corporate bonds issued by companies that are domiciled, or whose parent companies are domiciled, in the U.K. ($266.7 million) and other European countries ($1,174.7 million), primarily in the consumer, financial, and industrial industries.
PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At September 30, 2018, we held $232.6 million in redeemable preferred stocks and $840.9 million in nonredeemable preferred stocks, compared to $237.3 million and $813.7 million, respectively, at September 30, 2017, and $211.0 million and $803.8 million at December 31, 2017. At September 30, 2018, our preferred stock portfolio had net unrealized gains of $11.8 million and net holding period gains of $79.9 million recorded as part of net realized gains (losses), compared to $127.5 million and $121.5 million of net unrealized gains at September 30, 2017 and December 31, 2017, respectively.

Our preferred stock securities had a positive return in the third quarter of 2018 as their high level of income and some spread tightening were able to offset the effects of higher rates. Spreads are still tight on a longer-term basis. We have been keeping a steady, but small allocation to the sector in the past few quarters.

Our preferred stock portfolio had a duration of 2.9 years for all three periods. The majority of our preferred securities have fixed-rate dividends until a call date and then, if not called, convert to floating-rate dividends. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating-rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- for all three periods. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.
The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at September 30, 2018)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$56.5	$0	$0	$10.2	$0	$0	$66.7
BBB	416.7	0	65.6	54.7	119.9	40.3	697.2
Non-investment grade/non-rated:
BB	157.9	25.6	42.7	0	40.2	0	266.4
B	0	0	0	38.2	0	0	38.2
Non-rated	0	0	0	0	5.0	0	5.0
Total fair value	$631.1	$25.6	$108.3	$103.1	$165.1	$40.3	$1,073.5
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of September 30, 2018, all of our preferred securities continued to pay their dividends in full and on time. Approximately 80% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
At September 30, 2018, we held $127.2 million of U.S. dollar-denominated preferred stocks ($25.6 million nonredeemable and $101.6 million redeemable) issued by financial institutions that are domiciled, or whose parent companies are domiciled, in foreign countries.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	September 30, 2018		September 30, 2017		December 31, 2017
Indexed common stocks	$2,885.7	94.4%	$3,061.9	95.4%	$3,248.4	95.6%
Managed common stocks	171.3	5.6	147.3	4.6	151.1	4.4
Total common stocks	3,057.0	100.0	3,209.2	100.0	3,399.5	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$3,057.3	100.0%	$3,209.5	100.0%	$3,399.8	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the index. For all three periods reported in the table above, the GAAP basis total return was within the desired tracking error of +/- 50 basis points when compared to the Russell 1000 Index. We held 780 out of 985, or 79%, of the common stocks comprising the Russell 1000 Index at September 30, 2018, which made up 92% of the total market capitalization of the index.
We reduced our exposure to common equities during both the first and third quarter of 2018 by approximately 10% in each quarter by selling securities in our indexed common stock portfolio and re-allocating the funds to our fixed-maturity portfolio.
The actively managed common stock portfolio is managed by one external investment manager. At September 30, 2018, the fair value of the actively managed portfolio was $171.3 million, compared to an adjusted cost basis of $130.7 million.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in general economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; our ability to access capital markets and financing arrangements when needed to support growth or other capital needs, and the favorable evaluations by credit and other rating agencies on which this access depends; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions or under certain government programs; the accuracy and adequacy of our pricing, loss reserving, and claims methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; severe weather conditions and other catastrophe events; the effectiveness of our reinsurance programs; changes in vehicle usage and driving patterns, which may be influenced by oil and gas prices, changes in residential occupancy patterns, and the effects of the emerging “sharing economy”; advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession, whether from cyber attacks, other technology events or other means; our continued access to and functionality of third-party systems that are critical to our business; our continued ability to access cash accounts and/or convert securities into cash on favorable terms when we desire to do so; restrictions on our subsidiaries’ ability to pay dividends to The Progressive Corporation; possible impairment of our goodwill or intangible assets if future results do not adequately support either, or both, of these items; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.6 years at September 30, 2018 and 2.5 years at December 31, 2017. The weighted average beta of the equity portfolio was 1.01 at September 30, 2018, compared to 1.05 at December 31, 2017. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2018 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July	653,756	$59.26	657,867	24,342,133
August	4,489	60.21	662,356	24,337,644
September	2,951	67.97	665,307	24,334,693
Total	661,196	$59.31

In May 2018, the Board approved an authorization to repurchase up to 25 million common shares; this Board authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the third quarter 2018, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
a) On August 23, 2018, The Progressive Corporation reported that Jeffrey W. Basch, the company’s Chief Accounting Officer, will retire effective mid-2019. Today, the company announced internally that it intends to appoint Mariann Wojtkun Marshall to succeed Mr. Basch as Chief Accounting Officer. Ms. Marshall, 56, has been with the company for 31 years, and has been Director of Financial Reporting - GAAP and the company’s Assistant Secretary for more than 5 years. Ms. Marshall will receive salary, Gainshare target, and equity awards, and will participate in other benefit and compensation plans, at levels consistent with her seniority and scope of responsibility.
b) President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our third quarter 2018 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index on page 63.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	October 31, 2018	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

10	10.1	Second Amendment to the Progressive Corporation Executive Separation Allowance Plan ( 2017 Amendment and Restatement)	Filed herewith

10	10.2	Form of Restricted Stock Unit Award Agreement (2018 Special Time-Based Award)	Current Report on Form 8-K (filed on August 23, 2018; Exhibit 10 therein)

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document	Filed herewith

101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith