Form 10-K
period 2018-12-31
PROGRESSIVE CORP/OH/
filed 2019-02-27
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to
Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common shares held by non-affiliates of the registrant at June 30, 2018: $34,057,145,532
The number of the registrant’s Common Shares, $1.00 par value, outstanding as of January 31, 2019: 583,896,232

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019, and the Annual Report to Shareholders of The Progressive Corporation and subsidiaries for the year ended December 31, 2018, included as Exhibit 13 to this Form 10-K, are incorporated by reference in Parts I, II, III, and IV hereof.

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
The Progressive Corporation acquired a controlling interest in ARX Holding Corp. (“ARX”), the parent company of insurance subsidiaries and affiliates, in April 2015. The Progressive Corporation and the other ARX stockholders and stock option holders are parties to a stockholders’ agreement, which addresses the parties’ respective rights and obligations. Among other provisions, the stockholders’ agreement allows, and in certain circumstances requires, The Progressive Corporation to acquire 100% of the outstanding equity of ARX by the second quarter of 2021. These provisions are described in Note 15 – Redeemable Noncontrolling Interest to our financial statements included in our 2018 Annual Report to Shareholders, which is filed as Exhibit 13 to this Form 10-K (the “Annual Report”). Until The Progressive Corporation owns 100% of the outstanding equity of ARX, the interests of the minority stockholders in ARX’s income and assets are reflected in our financial statements as noncontrolling interest.
Narrative Description of Business
Organization
Our operations are run by our executive team, which consists of our Chief Executive Officer and the heads of our major business areas that report to the CEO, including a Chief Financial Officer, Chief Investment Officer, Chief Legal Officer, Chief Information Officer, Chief Human Resource Officer, Chief Marketing Officer, and Chief Strategy Officer, along with the Presidents of Personal Lines, Commercial Lines, Claims, and Customer Relationship Management. Our Property business is headed by a Property General Manager, who reports to our Chief Financial Officer.
Our insurance and claims organizations are generally managed on a state-by-state basis due to the nature of insurance, legal and regulatory requirements, and other local factors, and are supplemented by national operations and supported by our corporate functions. State-specific organizations typically report to a regional general manager, who then reports to the applicable group president. In California, we operate separate agency auto organizations with their own management.
Personal Lines
Our Personal Lines segment writes insurance for personal autos and recreational and other vehicles, which we refer to as our special lines products. This business generally offers more than one program in a single state, with each program targeted to a specific distribution channel, market, or customer group. As of December 31, 2018, we wrote personal auto insurance in all 50 states and the District of Columbia, and we write the majority of our special lines products in all 50 states. The Personal Lines business accounted for 83% of total net premiums written in 2018, compared to 85% in both 2017 and 2016.
The Personal Lines segment consists of:

•
Personal auto insurance, which represented approximately 94% of our total Personal Lines net premiums written in 2018, compared to 93% in 2017, and 92% in 2016. We ranked third in market share in the U.S. private passenger auto market for 2017 based on premiums written, and we believe that we continued to hold that position for 2018. There are approximately 290 competitors in this market. Progressive and the other leading 14 private passenger auto insurers, each of which writes over $2.5 billion of premiums annually, comprise about 80% of this market. All industry data, including ranking and market share, was obtained directly from data reported by either SNL Financial or A.M. Best Company, Inc. (“A.M. Best”), or was estimated using A.M. Best data as the primary source; and

•
Special lines products, which include insurance for motorcycles, ATVs, RVs, watercraft, snowmobiles, and similar items, represented about 6% of our Personal Lines net premiums written for 2018, compared to 7% in 2017, and 8% in 2016. Due to the nature of these products, we typically experience higher losses during the warmer weather months. Our competitors are specialty companies and large multi-line insurance carriers. Although industry figures are not available, based on our analysis of this market, we believe that we have been the market share leader for the motorcycle product since 1998 and that we are one of the largest providers of specialty RV and boat insurance.

Our Personal Lines products are sold through both the Agency and Direct channels.

•
The Agency business includes business written by our network of more than 35,000 independent insurance agencies located throughout the United States, including brokerages in New York and California. These independent insurance agents and brokers have the ability to place business with Progressive for specified insurance coverages within prescribed underwriting guidelines, subject to compliance with our mandated procedures. The agents and brokers do not have authority to establish underwriting guidelines, develop rates, settle or adjust claims, or enter into other transactions or commitments. The Agency business also writes insurance through strategic alliance business relationships with other insurance companies, financial institutions, and national agencies. The total net premiums written through the Agency channel represented 50% of our Personal Lines volume in 2018, compared to 51% in both 2017 and 2016.

•
The Direct business includes business written directly by us on the Internet, through mobile devices, and over the phone. The total net premiums written by the Direct business represented 50% of our Personal Lines volume in 2018, compared to 49% in both 2017 and 2016.

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
We seek to refine our personal auto segmentation, underwriting models, and pricing over time. During 2018, we began to roll out our next generation auto product. This product version continues to improve the accuracy of matching rate to risk and introduces new rating variables that improve our competitiveness, especially in more preferred segments.
We also continue to invest to bring Snapshot®, our usage-based insurance program, to more customers. Snapshot provides customers in both the Agency and Direct channels the opportunity to improve their auto insurance rates based on their personal driving behavior. We offer Snapshot through our traditional hardware-based version, which is available nationwide except for California and North Carolina due to the regulatory environment, as well as through our mobile-app version, which is available in 42 states and the District of Columbia. This mobile app improves the user experience while also reducing monitoring costs. In addition to the personal benefits for our customers, the data collected via the mobile app affords us a unique perspective on mobile device usage, vehicle operations, and accidents. During 2018, we introduced a new algorithm for mobile app Snapshot consumer pricing. The algorithm, which is currently available in 10 states, is expected to provide more accurate pricing through a wider range of rates and new segmentation, based on mobile device usage while driving, and we offered larger participation discounts intended to drive greater adoption among customers.
In addition, our Personal Lines business is focused on efforts to form deeper and longer-term relationships with our customers through our Destination Era strategy. In this program, we seek to leverage our Property business, as well as insurance and non-insurance products offered by unaffiliated third parties, to provide our customers access to a range of products addressing their diverse needs and, if the customer chooses, to “bundle” certain of the products together. Bundled products are an integral part of our consumer offerings and an important part of our strategic agenda. Customers who prefer to bundle represent a sizable segment of the insurance market, and our experience is that they tend to stay with us longer and generally have lower claims costs. Our Destination Era strategy involves a number of initiatives, including:

•	In our Agency channel, we offer customers the opportunity to bundle Progressive auto and property insurance provided exclusively through the Progressive brand.

•
To further drive bundling in the Agency channel, we offer the Platinum program to those select agents who have the appropriate customers and who believe our bundled offering is a “must have” for their agency. This program combines our auto and home insurance with compensation, coordinated policy periods, single event deductible, and other features that meet the needs and desires that our agents have expressed. There are currently just over 3,300 Platinum agents.

•
We designed and released an all-new agency quoting system that makes it easier for agents to bundle multiple policies with us. For Agents Only Portfolio quoting (commonly referred to as Portfolio) reduces data entry, displays all available products eligible for bundled quotes, simplifies the comparative rater experience, and provides Agents and their customers an overview of premium, bundle savings, and applied discounts to allow them to add or remove products with one click. Portfolio is currently available for all agents appointed to write new business in three states with plans to roll out to agents countrywide by mid-2020.

•
In the Direct channel, we bundle Progressive auto with our property products, as well as homeowners and renters products provided by unaffiliated insurance carriers. We offer these bundles by providing a single destination to which consumers may come for both their auto and property insurance needs. In many cases, we may offer discounts to incentivize or reward this bundling.

•
HomeQuote Explorer® (HQX) is our multi-carrier, direct-to-consumers online property offering. Through HQX, consumers are able to quickly and easily quote and compare homeowners insurance online from Progressive and other carriers. During 2018, we introduced online buying for Progressive Home shoppers in four states and plan to expand more broadly in 2019.

•
As we increase our penetration of the more complex, multi-product customers who are critical to our Destination Era success, we are further expanding the roster of products provided by unaffiliated companies that we make available through online and telephonic referrals and for which we receive commission. During 2018, we added home security, home warranty, and auto financing to our existing list of unaffiliated company products that already included life, health, and travel insurance.

•	Our special lines products and umbrella insurance can be combined with any of the auto, home, or renters coverages that we offer, in either the Direct or Agency channel.
Commercial Lines
The Commercial Lines segment writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominately by small businesses as a part of the commercial auto market. We offer these products in 50 states; we do not currently write Commercial Lines products in the District of Columbia. This business represented 12% of our total net premiums written in 2018, compared to 11% in both 2017 and 2016. Our Commercial Lines customers on average insure approximately two vehicles. Even though we continue to write about 90% of our Commercial Lines business through the Agency channel, we are seeing more small business owners purchasing their insurance on a direct basis.
There are approximately 330 competitors in the total U.S. commercial auto market. We primarily compete with about 50 other large companies/groups, each with over $150 million of commercial auto premiums written annually. These leading commercial auto insurers comprise about 80% of this market. Our Commercial Lines business ranked number one in the commercial auto insurance market for 2017 based on premiums written, and we believe that we continued to hold that position for 2018.
The Commercial Lines business operates in the following commercial auto business market targets:

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
Just as in the Personal Lines business, we also want to be the destination for small business owners’ insurance needs. To do this, we act as an agent for business customers to place general liability and business owners’ policies and workers’ compensation coverage written by unaffiliated insurers. We also refer some customers to other unaffiliated providers of such insurance, and are compensated for this. The products are offered throughout most of the United States. During 2018, we also launched BusinessQuote Explorer®, a digital application that allows small business owners to obtain quotes for these products from a select group of unaffiliated partner carriers.

Similar to Snapshot in the personal auto business, the Commercial Lines business continues to invest in Smart Haul®, a usage-based insurance program for motor carriers. Smart Haul allows owner operators to earn discounts for agreeing to share their electronic logging device (ELD) generated data with us. In 2018, we entered into a cooperative marketing agreement with the leading provider of ELDs to owner/operator and small fleet trucking businesses, which we believe will help drive future demand and continue to grow the Smart Haul program. Smart Haul is currently available in 46 states.
At December 31, 2018, we provided commercial auto and claims service to an Uber Technologies subsidiary in four states and expect to expand into additional markets in 2019.
Property
We began reporting Property as a segment in 2015 after we acquired a majority interest in ARX. Property business written prior to 2015 was negligible.
As one of the 15 largest homeowners carriers in the United States, we specialize in property insurance for homes, condos, manufactured homes, and renters, as well as personal umbrella insurance and primary and excess flood insurance. There are approximately 380 competitors in the homeowners insurance market nationwide and we compete with a predominance of these companies. The top 15 carriers comprise about 70% of the market.
Our Property segment writes residential property insurance in 43 states and the District of Columbia, and renters insurance in 44 states and the District of Columbia primarily in the independent agency channel. We also act as a participant in the “Write Your Own” program for the National Flood Insurance Program under which we write flood insurance in 44 states and the District of Columbia.
Our Property business represented about 5% of our total net premiums written in 2018, compared to 4% in both 2017 and 2016. We tend to see more business written during the second and third quarters based on the cyclical nature of property sales. Losses also tend to be higher during the warmer weather months when storms are more prevalent. For 2018, Texas and Florida comprised 46% of our Property business based on direct premiums written. As a property writer, we have exposure to losses from catastrophes, including hurricanes, and other severe storms. To help mitigate these risks, we enter into reinsurance arrangements. See the “Reinsurance” section below for further discussion of our reinsurance programs.
As discussed above, our Property business is an important component of our Destination Era strategy.
Other Indemnity
Our other indemnity businesses consist of managing our run-off businesses.
Service Businesses
Our service businesses, which represent less than 1% of our total revenues and do not have a material effect on our overall operations, primarily include:

•
Commercial Automobile Insurance Procedures/Plans (CAIP) – We are the only servicing carrier on a nationwide basis for CAIP plans, which are state-supervised plans servicing the involuntary market in 43 states and the District of Columbia. As a service provider, we provide policy issuance and claims adjusting services and collect fee revenue. Reimbursements to us from the CAIP plans are required by state laws and regulations, subject to contractual service standards. Any changes in our participation as a CAIP service provider would not materially affect our financial condition, results of operations, or cash flows.

•	Commission-based businesses – We act as an agent for other insurance companies, as follows:
In our Direct business, we offer home, condominium, and renters insurance, among other products, written by us as well as unaffiliated insurance companies in the continental United States. We receive commissions for policies written under this program, all of which are used to offset the expenses associated with maintaining this program.
In our Commercial Lines business, we offer our customers the ability to package their auto coverage with other commercial coverages that are written by unaffiliated insurance companies or placed with additional companies through unaffiliated insurance agencies. This program offers general liability and business owners policies throughout most of the United States and workers’ compensation coverage in 44 states as of December 31, 2018. We receive commissions for the policies written under this program, all of which are used to offset the expenses associated with maintaining this program.

Reinsurance
We cede a portion of our direct premiums written to reinsurance plans. We participate in several mandatory state pools, including the Michigan Catastrophic Claims Association, Florida Hurricane Catastrophe Fund, and North Carolina Reinsurance Facility. We also act as servicing agent for state-mandated involuntary plans for commercial vehicles (CAIP plans) and as a participant in the “Write Your Own” program for federally regulated plans for flood (National Flood Insurance Program). All of these programs are governed by insurance regulations.
We also have voluntary contractual arrangements that primarily relate to our transportation network company business written by our Commercial Lines segment and the Property business. The reinsurance program in our Property business is designed to reduce overall risk while, to the extent of coverage purchased, protecting capital from the costs associated with catastrophes and severe storms. The largest parts of this reinsurance program are an occurrence excess of loss program and aggregate stop-loss agreements, from unaffiliated reinsurance companies, most of which are rated “A” or better by A.M. Best.
The occurrence excess of loss program supports the goal of maintaining adequate capital while sustaining at least two one-in-one hundred year events in a single contract period. It contains several layers: privately-placed reinsurance, a catastrophe bond, and coverage obtained through the Florida Hurricane Catastrophe Fund, among other arrangements. The program includes layers that are purchased for multi-year periods, and layers as to which we have prepaid premiums for reinstatement of coverage after the first covered event to ensure coverage for the second event. We are responsible for all losses and allocated loss adjustment expenses (ALAE) that do not reach the reinsurance threshold of $60 million, and for the first $60 million in losses and ALAE from each of the first and second events in the same contract period that exceed the threshold. Under certain circumstances, and if coverage has not been exhausted by the first two events, the reinsurance threshold for a third event may be reduced to $25 million. We may be responsible for additional losses if we experience more than two such events or if claims incurred exceed the maximum limits of the reinsurance coverage that is then in place. Coverage limits for a first event in Florida would be $1.6 billion, while coverage for a first event outside of Florida would be $1.2 billion; coverage for a second event (and, potentially, for subsequent covered events), would depend on a number of factors, including the severity and location of the earlier events in the contract period.
We also have aggregate stop-loss reinsurance agreements (ASL), which were in effect during 2017 and 2018, with substantially the same terms. These ASL agreements cover Property losses and ALAE except those from named storms (both hurricanes and tropical storms) and liability claims, for business written by ARX subsidiaries that write Property business. As such, it provides protection for losses and ALAE incurred by our Property business in the ordinary course, including those resulting from other significant severe weather events, such as hail, tornadoes, etc. This agreement provides $200 million of coverage to the extent that the net loss and LAE ratio for the full accident year exceeds 63%. The ASL reduces the likelihood that we will experience a net underwriting loss for reasons other than named storms and liability claims. In 2019, we renewed the ASL agreement under substantially the same terms as the prior agreements with the exception that the 2019 ASL agreement also covers an additional $100 million of retained losses and ALAE from named storms.
See Note 7 – Reinsurance in our Annual Report for further discussion.
Claims
We manage our vehicle claims handling on a companywide basis through approximately 260 stand-alone claims offices and nearly 3,000 network shops located throughout the United States. During 2018, we ceased using our Service Center model as part of our claims processing and transitioned to an expanded network shop model, with the goal of improving our operating efficiency without any loss to claims accuracy or customer service.
For our Property business, we handle property claims separately through a network of primarily independent claims adjusters.
Competitive Factors
The insurance markets in which we operate are highly competitive. Property-casualty insurers generally compete on the basis of price, agent commission rates, consumer recognition and confidence, coverages offered and other product features, claims handling, financial stability, customer service, and geographic coverage. Vigorous competition is provided by large, well-capitalized national companies in both the Agency and Direct channels, and by smaller regional insurers. In the Agency channel, some of our competitors have broad distribution networks of employed or captive agents. With widely available comparative rating services, consumers can easily compare prices among competitors. Many competitors invest heavily in advertising and marketing efforts and/or expanding their online or mobile service offerings. Over the past decade, these changes have further intensified the competitive nature of the property-casualty insurance markets in which we operate.

We rely heavily on technology to operate our business and on extensive data gathering and analysis to segment markets and price accurately according to risk. We have remained competitive by refining our risk measurement and price segmentation skills, closely managing expenses, and achieving operating efficiencies. High-quality customer service, fair and accurate claims adjusting, and strong brand recognition are also important factors in our competitive strategy. Competition in our insurance markets is affected by the pace of technological developments. An insurer’s ability to adapt to change, innovate, develop, and implement new applications and other technologies can affect its competitive position. In addition, our competitive position could be adversely impacted if we sustain security breaches or other “cyber attacks” on our systems or are unable to maintain uninterrupted access to our systems, business functions, and the systems of certain third-party providers. See Item 1A, Risk Factors, for more information.
In addition, there has been a proliferation of patents related to new ways in which technologies can affect competitive positions in the insurance industry. Some of our competitors have many more patents than we do. Some of the patents we currently hold include two patents related to our online policy self-service technology (expiring mid-2019), a usage-based insurance patent (expiring in 2024), two patents for the system we use for securing our e-signature transactions (expiring in 2025), two U.S. patents on the Name Your Price® functionality on our website (expiring in 2028), two multi-product quoting patents (expiring in 2032), a patent for our implementation of a mobile insurance platform and architecture (expiring in 2032), a patent on our system of providing customized insurance quotes based on user’s price and/or coverage preferences (expiring in 2033), two patents for our loyalty call routing system (expiring in 2033), and a patent for the implementation of a chatbot in online quoting and buying (expiring in 2038).
We have a substantial amount of “know-how” developed from years of experience with usage-based insurance, and from analyzing the data from over 27 billion driving miles derived from our usage-based devices and our mobile app. We believe this intellectual property provides us with a competitive advantage in the usage-based insurance market.
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
Insurance Regulation
Our insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. At least one of our insurance subsidiaries is licensed and subject to regulation in each of the 50 states and the District of Columbia. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. Our insurance subsidiaries, mutual insurance company, and Lloyds company are domiciled in the states of California, Delaware, Florida, Illinois, Indiana, Louisiana, Michigan, New Jersey, New York, Ohio, Texas, and Wisconsin. In addition, California and Florida treat certain of our subsidiaries as domestic insurers for certain purposes under their “commercial domicile” laws.
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
Insurance departments establish and monitor compliance with capital and surplus requirements. Although the ratio of written premiums to surplus that the regulators will allow is a function of a number of factors (including applicable law, the type of business being written, the adequacy of the insurer’s reserves, and the quality of the insurer’s assets), the annual net premiums that an insurer may write historically have been perceived to be limited to a specified multiple of the insurer’s total surplus, generally 3 to 1 for property and casualty insurance, which is the target for our vehicle businesses; our Property business maintains a lower premiums-to-surplus ratio. Thus, the amount of an insurer’s statutory surplus, in certain cases, may limit its ability to grow its business. At year-end 2018, we had net premiums written of $32.6 billion and statutory surplus of $11.7 billion. The combined premiums-to-surplus ratio for all of our insurance companies was 2.8 to 1. In addition, as of December 31, 2018, we had access to $2.9 billion of securities held in a non-insurance subsidiary, portions of which could be contributed to the capital of our insurance subsidiaries to support growth or for other purposes. In February 2019, we used $1.5 billion of these securities to pay our common share dividends.
The National Association of Insurance Commissioners (NAIC) also has developed a risk-based capital (RBC) program to enable regulators to identify and take appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is determined by a series of dynamic surplus-related formulas that contain a variety of factors that are applied to financial balances based on the degree of certain risks, such as asset, credit, and underwriting risks. At December 31, 2018, our RBC ratios were in excess of minimum requirements.
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
Insurance holding company laws enacted in many jurisdictions authorize insurance departments to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of specified information. These laws impose prior approval requirements for certain transactions between insurers and their affiliates and generally regulate dividend and other distributions, including loans and cash advances, between insurers and their affiliates. See Note 8 – Statutory Financial Information in our Annual Report for further discussion.
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
Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment products or to respond to perceived investment risks, while others reflect concerns about consumer privacy, insurance availability, prices, allegations of discriminatory pricing, underwriting practices, and solvency. In recent years, legislation, regulatory measures, and voter initiatives have been introduced, and in some cases adopted, which deal with use of non-public consumer information, cybersecurity, use of credit information in underwriting and rating, insurance rate development, rate of return limitations, and the ability of insurers to cancel or non-renew insurance policies. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Federal Insurance Office is required to collect information about the insurance industry and monitor the industry for systemic risk.

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

Operating Leases	Operating leases are reported on the balance sheet as both an asset and liability.	Operating leases are considered off-balance-sheet items.
Federal Income Taxes	The income tax provision includes both current and deferred income taxes.
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

Investments
Our principal investment goals are to manage our portfolio on a total return basis to support all of the insurance premiums that we can profitably write and contribute to our comprehensive income. Our portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities. Our investment portfolio had a fair value of $33.6 billion at December 31, 2018, compared to $27.3 billion at December 31, 2017.

Investment income is affected by the variability of cash flows to or from the portfolio, shifts in the type and quality of investments in the portfolio, changes in yield, and other factors. For securities held in our investment portfolios, total investment income includes interest and dividends, net realized gains (losses) on securities sold, net holding period gains (losses) on securities, which for 2018 is composed primarily of valuation changes on equity securities, and write-downs on securities held in our investment portfolio. Total investment income, before expenses and taxes, was $483.3 million in 2018, compared to $662.3 million in 2017, and $589.7 million in 2016. For our investment portfolio, on a pretax total return basis (i.e., total investment income plus changes in net unrealized gains (losses)), investment income was $357.5 million, $1,210.8 million, and $791.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Outside of our investment portfolio, but reported in impairment losses in the consolidated statements of comprehensive income, were $68.3 million, $49.6 million, and $59.7 million of other-than-temporary impairment losses resulting from renewable energy tax credit investments entered into during 2018, 2017, and 2016, respectively. For more detailed discussion of our investment portfolio, see Note 2 – Investments, Note 3 – Fair Value, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Employees
The number of employees at December 31, 2018 was 37,346, all of whom were employed by subsidiaries of The Progressive Corporation.
Liability for Property-Casualty Losses and Loss Adjustment Expenses
The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of our insurance subsidiaries. Our objective is to ensure that total reserves (i.e., case reserves and incurred but not recorded reserves, or IBNR) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors.
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
Available Information
Our website is located at progressive.com. As soon as reasonably practicable, we make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available free of charge via our website at progressive.com/investors. These reports are also available on the SEC’s website: http://www.sec.gov. Information on our website does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Progressive filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate such information by reference in such a filing.

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
It also should be noted that our business and that of other insurers may be adversely affected by a downturn in general economic conditions and other forces beyond our control. Issues such as unemployment rates, the number of vehicles sold, technological advances, home ownership trends, inflation or deflation, consumer confidence, and construction spending, among a host of other factors, will have a bearing on the amount of insurance that is purchased by consumers and small businesses and the costs that we incur. Also, to the extent that we have a concentration of business in one or more states or regions of the country, general economic conditions in those states or regions may have a greater impact on our business.
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

Pricing involves the acquisition and analysis of historical data regarding vehicle accidents, other insured events, and associated losses, and the projection of future trends for such accidents and events, loss costs, expenses, and inflation, among other factors, for each of our products in multiple risk tiers and many different markets. Our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation:

•	the availability of sufficient, reliable data

•	our ability to conduct a complete and accurate analysis of available data

•	uncertainties inherent in estimates and assumptions, generally

•	our ability to timely recognize changes in trends and to predict both the severity and frequency of future losses with reasonable accuracy

•	our ability to predict changes in operating expenses with reasonable accuracy

•	our ability to reflect changes in reinsurance costs in a timely manner

•	the development, selection, and application of appropriate rating formulae or other pricing methodologies

•	our ability to innovate with new pricing strategies and the success of those strategies

•	our ability to implement rate changes and obtain any required regulatory approvals on a timely basis

•	our ability to predict policyholder retention accurately

•	unanticipated court decisions, legislation, or regulatory actions

•	the frequency, severity, duration, and geographic location and scope of catastrophe events

•	our ability to understand the impact of ongoing changes in our claim settlement practices

•	changing vehicle usage and driving patterns, which may be influenced by oil and gas prices among other factors, changes in residential occupancy patterns, and the emerging sharing economy

•	advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles

•	unexpected changes in the medical sector of the economy, including medical costs and systemic changes resulting from national or state health care laws or regulations

•	unforeseen disruptive technologies and events, and

•	unanticipated changes in auto repair costs, auto parts prices, used car prices, or construction requirements or labor and materials costs.
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
Catastrophes can be caused by natural events, such as hurricanes, tornadoes, windstorms, floods, earthquakes, hailstorms, severe winter weather, and fires, or by other events, such as explosions, terrorist attacks, riots, and hazardous material releases. The frequency, severity, duration, and geographic location and scope of such events are inherently unpredictable. Moreover, changing climate conditions, whether due to an increase in average temperatures (global climate change) or other causes, may increase how often severe weather events and other natural disasters occur, how long they last, and how much insured damage they cause, and may change where the events occur. Catastrophe losses may adversely affect the results of our Property segment more than they affect the results of our other businesses.
The extent of insured losses from a catastrophe is a function of both our total net insured exposure in the area affected by the event and the nature, severity, and duration of the event. We use catastrophe modeling tools to help estimate our exposure to such events. Those tools are based on historical data and other assumptions that limit their reliability and predictive value, and they may become even less reliable as climatic conditions change. As a result, our forecasting efforts may generate projections that prove to be materially inaccurate. An increase in the frequency, severity or duration, or unanticipated changes in geographic location or scope, of catastrophes could materially adversely affect our financial condition, cash flows, and results of operations.
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
The markets in which we sell insurance are highly competitive. We face vigorous competition from large, well-capitalized national and international companies, as well as smaller regional insurers. Other companies, potentially including existing insurance companies, other well-financed companies seeking new opportunities, or new competitors with technological or other innovations, also may enter these markets in the future. Many of our competitors have substantial resources, experienced management, and strong marketing, underwriting, and pricing capabilities. The property and casualty insurance industry is a relatively mature industry, in which brand recognition, marketing skills, innovation, operational effectiveness, pricing, scale, and cost control are major competitive factors. If our competitors offer similar insurance products at lower prices, offer such insurance products bundled with other products or services that we do not offer, are permitted to offer their products under different legal and regulatory constraints than those that apply to us, or engage in other successful competitive initiatives, our ability to generate new business or to retain a sufficient number of our existing customers could be compromised. In addition, because auto insurance constitutes a significant portion of our overall business, we may be more sensitive than other insurers to, and more adversely affected by, trends that could decrease auto insurance rates or reduce demand for auto insurance over time, such as advances in autonomous vehicles and vehicle sharing arrangements.
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
Our ability to attract, develop, and retain talent, including employees, managers, and executives, and to maintain appropriate staffing levels, is critical to our success.
Our success depends on our ability to attract, develop, compensate, motivate, and retain talented employees, including executives, other key managers, and employees with strong technological, analytical, and other skills and know-how necessary for us to run our vehicle and property insurance businesses and assess potential expansion into new products and business areas. Our loss of certain officers and key employees, or the failure to attract or develop talented employees, executives and managers with diverse backgrounds and experiences, could have a material adverse effect on our business.
In addition, we must forecast sales and claims volume and other factors in changing business environments (for multiple products and business units and in many geographic markets) with reasonable accuracy and adjust our hiring and training programs and staffing levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react on a timely basis, could lead either to over-staffing or under-staffing in one or more business units or locations. In either such event, our financial results, customer relationships, employee morale, and brand could be materially adversely affected.
We use third-party labor to meet a portion of our staffing needs. Any significant loss in access to qualified external talent on a cost-effective basis could have an adverse effect on our business.

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
Our insurance businesses operate in highly regulated environments. Our insurance subsidiaries are subject to regulation and supervision by state insurance departments in all 50 states and the District of Columbia, each of which has a unique and complex set of laws and regulations. In addition, certain federal laws impose additional requirements on businesses, including insurers, in a wide range of areas, such as the use of credit information, methods of customer communications, and the reimbursement of certain medical costs incurred by the government. Our insurance subsidiaries’ ability to implement business plans and remain competitive while complying with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
Most jurisdictions impose restrictions on, or require prior regulatory approval of, various actions by regulated insurers, which may adversely affect our insurance subsidiaries’ ability to operate, innovate, and obtain necessary rate adjustments in a timely manner. Our compliance efforts are further complicated by changes in laws or regulations applicable to insurance companies, or by judicial interpretations of those laws or regulations. Insurance laws and regulations may limit, among other things, an insurer’s ability to underwrite and price risks accurately, prevent the insurer from obtaining timely rate changes to respond to increased or decreased costs, restrict the ability to discontinue unprofitable businesses or exit unprofitable markets, prevent insurers from terminating policies under certain circumstances, dictate or limit the types of investments that an insurance company may hold, and impose specific requirements relating to information technology systems and related cybersecurity risks. Moreover, inconsistencies between requirements at the state and federal level may further complicate our compliance efforts, potentially resulting in additional costs for us. In addition, laws in certain jurisdictions mandate that insurance companies pay assessments in a number of circumstances, including potentially material assessments to pay claims upon the insolvency of other insurance companies or to cover losses in government-provided insurance programs for high risk auto and homeowners coverages. Compliance with laws and regulations often results in increased costs, which can be substantial, to our insurance subsidiaries. These costs, in turn, may adversely affect our profitability or our ability or desire to grow or operate our business in the applicable jurisdictions.
In addition, data privacy and security regulations impose complex compliance and reporting requirements and challenges.  For example, California recently enacted consumer privacy protection legislation that will become effective in 2020.  Compliance with this new legislation will be challenging as it will require us to modify our current business systems and operations in a short time frame and without the benefit of related regulations, which are not required to be issued until six months after the legislation’s effective date.  Other states are considering privacy and security legislation, and variations in requirements across the states present ongoing compliance challenges.   Compliance with these laws and regulations may result in increased costs, which may be substantial and may adversely affect our profitability or our ability or desire to grow or operate our business in certain jurisdictions.
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
The Progressive Corporation and/or its subsidiaries are named as defendants in class action and other lawsuits challenging various aspects of the subsidiaries’ business operations. These lawsuits have included cases alleging damages as a result of our subsidiaries’ methods used for evaluating and paying certain bodily injury, personal injury protection, and medical payment claims or for reimbursing medical costs incurred by Medicare/Medicaid beneficiaries; other claims handling procedures, including challenges relating to our network of repair facilities, our methods used for estimating physical damage to vehicles for repair purposes and for evaluating the actual cash value of total loss vehicles, our payment of fees and taxes, our subrogation practices, and our handling of diminution of value claims; our assessment of fees related to insufficient funds or reversed payments; interpretations of the provisions of our insurance policies; rating practices; certain policy sales, services, implementation and renewal practices and procedures, including with respect to accessibility; our Snapshot program; certain relationships with independent insurance agents; and certain employment practices, including claims relating to pay practices and fair employment practices, among other matters.Additional litigation may be filed against us in the future challenging similar or other of our business practices. In addition, lawsuits have been filed, and other lawsuits may be filed in the future, against our competitors and other businesses, and although we are not a party to such litigation, the results of those cases may create additional risks for, and/or impose additional costs and/or limitations on, our subsidiaries’ business operations.
Lawsuits against us often seek significant monetary damages and injunctive relief. The potential for injunctive relief can threaten our use of important business practices. Moreover, the resolution of individual or class action litigation in insurance or related fields may lead to a new layer of judicial regulation, resulting in material increases in our costs of doing business.
Litigation is inherently unpredictable. Adverse court decisions or significant settlements of pending or future cases could have a material adverse effect on our financial condition, cash flows, and results of operations. For further information on the risks of pending litigation, see Note 12 - Litigation in the Annual Report.
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
We undertake substantial efforts to protect our systems and sensitive or confidential information. These efforts include internal processes and technological defenses that are preventative or detective, and other controls designed to provide multiple layers of security protection. In addition, we seek to protect the security and confidentiality of information provided to our vendors under “cloud computing” or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to require high security and confidentiality standards, and review of third-party compliance with the required standards. While we expend significant resources on these defensive measures, our systems are being threatened on a regular basis, we have experienced minor incidents in the past, and there can be no assurance that we will be successful in preventing future attacks or detecting and stopping them once they have begun.
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
Efforts to develop new products or enter new areas of business may not be successful and may create enhanced risks.
We are developing, and may develop in the future, new insurance products, including those that insure risks that we have not previously insured, contain new coverages, or change coverage terms. These new products may not be as profitable as our existing products and may not perform as well as we expect. In addition, these new products may change our risk exposures, and the business systems, data, and models we use to manage those exposures may be less accurate or less effective than those we use with existing products.
In addition, we are evaluating other business models, both insurance and non-insurance related, and are considering investments in different business areas. These activities may take the form of internal development, equity investments, targeted mergers or acquisitions, joint ventures, or strategic partnerships. These new ventures may require us to make significant expenditures, which may negatively impact our results in the near term, and if not successful, could materially and adversely affect our results of operations.  While at the onset of the venture we would expect these projects to provide long-term value, there can be no assurance that our expectations will be realized.
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
As a result of business acquisitions, we have recorded goodwill (generally representing the amount paid in excess of the fair value of the assets acquired) and certain intangible assets (at fair value at the time of acquisition) and we may record additional goodwill and intangible assets in the future. We review goodwill and intangible assets for impairment at least annually. Valuing these assets, and evaluating their recoverability, requires us to make estimates and assumptions related to future returns on equity, margins, growth rates, discount rates, and other matters, and our estimates may change over time, potentially resulting in write-downs of the assets. Goodwill and intangible assets impairment charges could result from declines in operating results, divestitures or sustained market declines, among other factors, and could materially affect our financial condition and results of operations in the period in which they are recognized.
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
We rely on our ability to access our cash accounts at banks and other financial institutions to operate our business. If we are unable to access the cash in those accounts as needed, whether due to our own systems difficulties, an institution-specific issue at the bank or financial institution (such as a cybersecurity breach), a broader disruption in banking, financial or wire transfer systems, or otherwise, our ability to pay insurance claims and other financial obligations when due and otherwise operate our business could be materially adversely affected. Likewise, our investment portfolios are subject to risks inherent in the nation’s and world’s capital markets. Any disruption in the functioning of those markets or in our ability to liquidate investments or specific categories of investments on favorable terms when desired, could impair our ability to pay claims or other financial obligations when due. Any such event or series of such events could result in significant operational difficulties, reputational harm and adverse actions by regulators and have a material adverse effect on our financial condition, cash flows, and results of operations.
V.     Credit and Other Financial Risks
Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts or transact business (including under certain government programs) become insolvent, experience other financial difficulties, or default in the performance of contractual or reimbursement obligations.
Our business is dependent on the performance by third parties of their responsibilities under various contractual or service arrangements and government programs. These include, for example, agreements with other insurance carriers to sell their products to our customers in bundled packages or otherwise, and arrangements for transferring certain of our risks (including reinsurance arrangements used by us, our corporate insurance policies, and the performance of state reinsurance facilities/associations), and reimbursement obligations under various state or federal programs, such as the Michigan Catastrophic Claims Association or the National Flood Insurance Program. In addition, from time to time, we enter into significant financial transactions, such as derivative instruments, with major banks, other financial institutions, or security clearinghouses. If one or more of these parties were to default in the performance of their obligations under their respective contracts or programs or determine to abandon or terminate support for a system, product, obligation, or service that is significant to our business, we could suffer significant financial losses or other problems, which in turn could materially adversely affect our financial condition, cash flows, or results of operations and cause damage to our brand and reputation.
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

In addition, under the ARX stockholders’ agreement, ARX cannot pay a dividend without the consent of Progressive and another specified ARX stockholder.
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
Our dividend policy may result in varying amounts being paid to shareholders, or no payment in some periods, and the dividend policy ultimately may be changed in the discretion of the Board of Directors.
We have previously announced our intention to pay a dividend to shareholders on a quarterly basis and to consider paying a variable dividend on at least an annual basis. The amount of dividends, if any, may vary, perhaps significantly, from the amounts paid in preceding periods. In addition, the Board retains the discretion to alter our policy or not to pay dividends at any time. Such an action by the Board could result from, among other reasons, changes in the insurance marketplace, changes in our performance or capital needs, changes in U.S. federal income tax laws, disruptions of national or international capital markets, or other events affecting our liquidity, financial position or prospects, as described above. Any such change could adversely affect investors’ perceptions of the company and the value of, or the total return of an investment in, our common shares.
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
We believe that shareholder value will be increased in the long run if we meet or exceed the financial goals and policies that we establish each year. We do not manage our business to maximize short-term stock performance or the amount of any dividend that may be paid. We report earnings and other operating results on a monthly basis. We also do not provide earnings estimates to the market and do not comment on earnings estimates by analysts. As a result, our reported results for a particular period may vary, perhaps significantly, from investors’ expectations, which could result in significant volatility in the price of our common shares or debt securities. Our Property business may cause additional volatility in our consolidated results.
In addition, due to our focus on the long-term value of the enterprise, we may undertake business strategies and establish related financial goals for a specific year that are designed to enhance our longer-term performance, while understanding that such strategies may not always similarly benefit short-term results, such as our annual underwriting profit or earnings per share. Consequently, these strategies may adversely affect short-term performance or the payment of dividends, and may result in additional volatility in the price of our common shares or debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We currently do not have any unresolved comments from the SEC staff.

ITEM 2. PROPERTIES
All of our properties are owned or leased by subsidiaries of The Progressive Corporation and are used for office functions (corporate, claims, and business unit), as call centers, for training, or for warehouse space.
We own 95 buildings located throughout the United States. Nearly two-thirds of these buildings are claims offices. Our owned facilities, which contain approximately 5.1 million square feet of space, are generally not segregated by industry segment. We own significant locations in Mayfield Village, Ohio and surrounding suburbs (including our corporate headquarters); Colorado Springs, Colorado; St. Petersburg, Florida; Tampa, Florida; and Tempe, Arizona.
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
Holders
We had 2,016 shareholders of record on December 31, 2018.
Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under our equity compensation plans.
Performance Graph
See the Performance Graph section in our Annual Report.
Recent Sales of Unregistered Securities
None.
Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2018 Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October	1,012	$71.17	666,319	24,333,681
November	3,530	68.88	669,849	24,330,151
December	0	0	669,849	24,330,151
Total	4,542	$69.39
In May 2018, our Board of Directors approved an authorization to repurchase up to 25 million of our common shares; this authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the fourth quarter 2018, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter.
Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital. See Note 9 – Employee Benefit Plans, “Incentive Compensation Plans” in our Annual Report, for a summary of our restricted equity grants.

ITEM 6. SELECTED FINANCIAL DATA
(millions - except per share amounts)

	For the years ended December 31,
	2018	2017	2016	2015	2014
Total revenues	$31,979.0	$26,839.0	$23,441.4	$20,853.8	$19,391.4
Net income attributable to Progressive	2,615.3	1,592.2	1,031.0	1,267.6	1,281.0
Per common share:
Net income attributable to Progressive	4.42	2.72	1.76	2.15	2.15
Dividends declared per common share	2.5140	1.1247	0.6808	0.8882	0.6862
Comprehensive income attributable to Progressive	2,520.1	1,941.0	1,164.0	1,044.9	1,352.4
Total assets	46,575.0	38,701.2	33,427.5	29,819.3	25,787.6
Debt outstanding	4,404.9	3,306.3	3,148.2	2,707.9	2,164.7
Total shareholders’ equity	10,821.8	9,284.8	7,957.1	7,289.4	6,928.6
Redeemable noncontrolling interest	214.5	503.7	483.7	464.9	--
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Under the direction of our Chief Executive Officer and our Chief Financial Officer, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
We are not aware of any material change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our directors is incorporated herein by reference from the section entitled “Item 1: Election of Directors” in The Progressive Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2019 (the “Proxy Statement”).
Information relating to executive officers of Progressive follows. Unless otherwise indicated, the executive officer has held the position(s) indicated for at least the last five years.

Name	Age	Offices Held and Last Five Years’ Business Experience
Susan Patricia Griffith	54
President and Chief Executive Officer since July 2016; Vice President from May 2015 to June 2016; Personal Lines Chief Operating Officer from April 2015 to June 2016; President of Customer Operations from April 2014 to March 2015; Claims Group President prior to April 2014

John P. Sauerland	54	Vice President since May 2015; Chief Financial Officer since April 2015; Personal Lines Group President prior to April 2015
John A. Barbagallo	59	Commercial Lines President since May 2015; Commercial Lines Group President, including Agency Operations prior to May 2015
Jeffrey W. Basch	60	Vice President and Chief Accounting Officer until March 2019
Steven A. Broz	48	Chief Information Officer since February 2016; Claims Process General Manager from March 2015 to January 2016; Enterprise Project Management Office Leader prior to March 2015
Patrick K. Callahan	48	Personal Lines President since April 2015; Direct Acquisition Business Leader prior to April 2015
M. Jeffrey Charney	59	Chief Marketing Officer
William M. Cody	56	Chief Investment Officer
Mariann Wojtkun Marshall	56	Assistant Secretary; Vice President and Chief Accounting Officer beginning March 2019; Director of GAAP Reporting prior to March 2019
Daniel P. Mascaro	55	Vice President, Secretary, and Chief Legal Officer since March 2017; Claims Legal Business Leader prior to March 2017
John Murphy	49
Customer Relationship Management President since January 2016; Customer Relationship Management Business Leader from February 2015 to January 2016; Corporate Process Business Leader prior to February 2015

Lori Niederst	45	Chief Human Resource Officer since November 2016; Senior Human Resource Business Leader prior to November 2016
Andrew J. Quigg	39	Chief Strategy Officer since July 2018; Customer Experience General Manager from May 2015 to June 2018; Direct Media Business Leader prior to May 2015
Michael D. Sieger	57	Claims President since January 2015; Claims Process General Manager prior to January 2015

Section 16(a) Beneficial Ownership Reporting Compliance. None
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
Shareholder-Proposed Candidate Procedures. There were no material changes during 2018 to Progressive’s procedures by which a shareholder can recommend a director candidate during 2018. The description of those procedures is incorporated by reference from the “To Recommend a Candidate for our Board of Directors” section of the Proxy Statement (which can be found in “Procedures for Recommendations and Nominations of Directors and Shareholder Proposals”).
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

The following information is set forth with respect to our equity compensation plans at December 31, 2018.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Employee Plans:
2015 Equity Incentive Plan	3,720,361	[1,2]	NA	11,288,162	[3,4]
2010 Equity Incentive Plan	1,135,995	[1]	NA	100,000	[4]
Subtotal Employee Plans	4,856,356		NA	11,388,162
Director Plans:
2017 Directors Equity Incentive Plan	41,706		NA	405,010
Equity compensation plans not approved by security holders:
None
Total	4,898,062		NA	11,793,172
NA = Not applicable because restricted stock unit awards do not have an exercise price.
1 Reflects restricted stock unit awards, including reinvested dividend equivalents, under which, upon vesting, the holder has the right to receive common shares on a one-to-one basis.
2 Performance-based restricted stock unit awards, including dividend equivalents, of 1,017,520 units are included under the 2015 Equity Incentive Plan at their target value. Maximum potential payout for the performance awards outstanding under the 2015 Equity Incentive Plan was 2,486,046. For a description of the performance-based awards, including the performance measurement and vesting ranges, see Note 9 — Employee Benefit Plans in our Annual Report.
3 Gives effect to reservation of common shares subject to performance-based awards at maximum potential payout.
4 At December 31, 2018, 3,978,537 authorized securities were transferred from the 2010 Equity Incentive Plan to the 2015 Equity Incentive Plan, in accordance with the terms of the 2015 plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the section of the Proxy Statement entitled “Other Board of Directors Information,” subsections “Board of Directors Independence Determinations,” and “Transactions with Related Parties.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the section of the Proxy Statement entitled “Other Independent Registered Public Accounting Firm Information.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Listing of Financial Statements
The following consolidated financial statements are included in our Annual Report and are incorporated by reference in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Comprehensive Income - For the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Balance Sheets - December 31, 2018 and 2017

•	Consolidated Statements of Changes in Shareholders’ Equity - For the Years Ended December 31, 2018, 2017, and 2016

•	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements

•	Supplemental Information (Unaudited)
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
(a)(3) Listing of Exhibits
See exhibit index contained herein beginning at page 41. Management contracts and compensatory plans and arrangements are identified in the Exhibit Index as Exhibit Nos. 10.3 through 10.63.
(b) Exhibits
The exhibits in response to this portion of Item 15 are submitted concurrently with this report.
(c) Financial Statement Schedules

SCHEDULE I — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

	December 31, 2018
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$9,897.4	$9,916.5	$9,916.5
States, municipalities, and political subdivisions	1,654.6	1,649.1	1,649.1
Public utilities	479.6	473.8	473.8
Corporate and other debt securities	8,328.9	8,220.5	8,220.5
Asset-backed securities	7,651.7	7,613.3	7,613.3
Redeemable preferred stocks	243.7	238.3	238.3
Total fixed maturities	28,255.9	28,111.5	28,111.5
Equity securities:
Common stocks:
Public utilities	81.4	140.4	140.4
Banks, trusts, and insurance companies	226.4	525.8	525.8
Industrial, miscellaneous, and all other	841.1	1,959.9	1,959.9
Nonredeemable preferred stocks	1,002.6	1,033.9	1,033.9
Total equity securities	2,151.5	3,660.0	3,660.0
Short-term investments	$1,795.9	$1,795.9	$1,795.9
Total investments	$32,203.3	$33,567.4	$33,567.4

Progressive did not have any securities of any one issuer, excluding U.S. government obligations, with an aggregate cost or fair value exceeding 10% of total shareholders’ equity at December 31, 2018.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2018	2017	2016
Revenues
Dividends from subsidiaries	$939.1	$867.3	$375.5
Undistributed income (loss) from subsidiaries	1,770.7	866.3	741.9
Equity in net income of subsidiaries	2,709.8	1,733.6	1,117.4
Intercompany investment income	39.4	11.3	5.5
Gains (losses) on extinguishment of debt	0	0.2	1.6
Total revenues	2,749.2	1,745.1	1,124.5
Expenses
Interest expense	166.8	151.1	140.4
Deferred compensation[1]	7.5	23.2	5.3
Other operating costs and expenses	5.1	4.6	4.2
Total expenses	179.4	178.9	149.9
Income before income taxes	2,569.8	1,566.2	974.6
Benefit for income taxes	45.5	26.0	56.4
Net income attributable to Progressive	2,615.3	1,592.2	1,031.0
Other comprehensive income (loss)	(95.2)	348.8	133.0
Comprehensive income attributable to Progressive	$2,520.1	$1,941.0	$1,164.0
1 See Note 4 – Employee Benefit Plans in these condensed financial statements.
See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED BALANCE SHEETS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	December 31,
	2018	2017
Assets
Investment in affiliate	$5.0	$5.0
Investment in subsidiaries	13,652.2	11,721.3
Receivable from investment subsidiary	2,658.9	1,466.1
Intercompany receivable	651.1	578.6
Net deferred income taxes	68.2	67.1
Other assets	124.2	167.3
Total assets	$17,159.6	$14,005.4
Liabilities
Accounts payable, accrued expenses, and other liabilities	$250.5	$292.6
Dividend payable	1,467.9	655.1
Debt	4,404.9	3,269.2
Total liabilities	6,123.3	4,216.9
Redeemable noncontrolling interest (NCI)	214.5	503.7
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5 and 0)	493.9	0
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 214.3 and 215.8)	583.2	581.7
Paid-in capital	1,479.0	1,389.2
Retained earnings	8,386.6	6,031.7
Total accumulated other comprehensive income attributable to Progressive	(120.9)	1,282.2
Total shareholders’ equity	10,821.8	9,284.8
Total liabilities, redeemable NCI, and shareholders’ equity	$17,159.6	$14,005.4
 See notes to condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
THE PROGRESSIVE CORPORATION (PARENT COMPANY)
(millions)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income attributable to Progressive	$2,615.3	$1,592.2	$1,031.0
Adjustments to reconcile net income attributable to Progressive to net cash provided by operating activities:
Undistributed (income) loss from subsidiaries	(1,770.7)	(866.3)	(741.9)
Amortization of equity-based compensation	2.4	2.1	2.2
(Gains) losses on extinguishment of debt	0	(0.2)	(1.6)
Changes in:
Intercompany receivable	77.5	(71.3)	(37.3)
Accounts payable, accrued expenses, and other liabilities	(29.6)	53.6	24.2
Income taxes	(14.2)	37.3	(5.0)
Other, net	47.8	(22.6)	(13.3)
Net cash provided by operating activities	928.5	724.8	258.3
Cash Flows From Investing Activities:
Additional investments in equity securities of consolidated subsidiaries	(178.3)	(86.7)	(112.0)
Acquisition of additional shares - ARX	(287.9)	0	0
Acquisition of an insurance company	0	(18.7)	0
(Paid to) received from investment subsidiary	(1,192.8)	(344.2)	78.6
Net cash used in investing activities	(1,659.0)	(449.6)	(33.4)
Cash Flows From Financing Activities:
Net proceeds from debt issuance	1,134.0	841.1	495.6
Net proceeds from preferred stock issuance	493.9	0	0
Reacquisitions of debt	0	(594.4)	(18.2)
Dividends paid to common shareholders	(654.9)	(395.4)	(519.0)
Dividends paid to preferred shareholders	(13.5)	0	0
Acquisition of treasury shares for restricted stock tax liabilities	(78.6)	(57.6)	(25.1)
Acquisition of treasury shares acquired in open market	(0.4)	(4.9)	(167.4)
Loan to ARX Holding Corp.[1]	(150.0)	(64.0)	0
Tax benefit from vesting of equity-based compensation	0	0	9.2
Net cash provided by (used in) financing activities	730.5	(275.2)	(224.9)
Change in cash, cash equivalents, and restricted cash	0	0	0
Cash, cash equivalents, restricted cash - Beginning of year	0	0	0
Cash, cash equivalents, restricted cash - End of year	$0	$0	$0
1See Note 4 – Debt in our Annual Report.
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
Note 1. Statements of Cash Flows — For the purpose of the Statements of Cash Flows, cash includes only bank demand deposits. The Progressive Corporation does not hold any cash but has unrestricted access to funds maintained in a non-insurance, investment subsidiary to meet its holding company obligations; at December 31, 2018 and 2017, $2.9 billion and $1.6 billion, respectively, of marketable securities were available in this subsidiary. Non-cash activity includes declared but unpaid dividends, and the change in redemption value of the redeemable NCI. For the years ended December 31, The Progressive Corporation paid the following:

(millions)	2018	2017	2016
Income taxes	$679.2	$669.7	$450.2
Interest	153.6	142.2	134.2
Note 2. Income Taxes — The Progressive Corporation files a consolidated federal income tax return with its eligible subsidiaries and acts as an agent for the consolidated tax group when making payments to the Internal Revenue Service. Effective April 2, 2018, The Progressive Corporation acquired additional shares of ARX to increase its ownership above 80%.  As a result, ARX and its subsidiaries will be included in The Progressive Corporation consolidated federal income tax return for the period from April 3 to December 31, 2018. The Progressive Corporation consolidated group’s net income taxes currently payable/recoverable are included in other liabilities/assets, respectively, in the accompanying Condensed Balance Sheets based on the balance at the end of the year. The Progressive Corporation and its eligible subsidiaries have adopted, pursuant to a written agreement, a method of allocating consolidated federal income taxes. Amounts allocated to the eligible subsidiaries under the written agreement are included in “Intercompany Receivable” in the accompanying Condensed Balance Sheets.
On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law. One of the provisions of the 2017 Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were revalued at December 31, 2017, to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods. The impact of revaluing the deferred tax assets and liabilities from 35% to 21% was a net increase to The Progressive Corporation’s income tax expense of $44.7 million in 2017.
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

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Segment	Deferred policy acquisition costs[1]	Future policy benefits, losses, claims, and loss expenses[1]	Unearned premiums[1]	Other policy claims and benefits payable[1]	Premium revenue	Net investment income[1,2]	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
Year ended December 31, 2018:
Personal Lines					$26,034.7		$18,389.8	$1,964.4	$3,563.3	$27,157.6
Commercial Lines					3,610.9		2,394.0	396.0	396.0	3,996.4
Property					1,287.7		937.0	213.3	237.2	1,455.9
Other indemnity					0		0.2	0	(0.7)	0
Total	$951.6	$15,400.8	$10,686.5	$0	$30,933.3	$796.2	$21,721.0	$2,573.7	$4,195.8	$32,609.9
Year ended December 31, 2017:
Personal Lines					$21,947.2		$16,141.4	$1,656.4	$2,954.8	$22,928.4
Commercial Lines					2,793.9		1,966.4	309.3	335.3	3,112.7
Property					988.8		700.2	159.2	190.4	1,091.0
Other indemnity					0		0	0	0.2	0
Total	$780.5	$13,086.9	$8,903.5	$0	$25,729.9	$539.2	$18,808.0	$2,124.9	$3,480.7	$27,132.1
Year ended December 31, 2016:
Personal Lines					$19,188.2		$14,591.1	$1,446.6	$2,549.2	$19,819.5
Commercial Lines					2,421.3		1,741.0	266.7	285.4	2,598.3
Property					864.5		546.1	150.5	137.2	935.7
Other indemnity					0		1.4	0	0.2	0
Total	$651.2	$11,368.0	$7,468.3	$0	$22,474.0	$456.5	$16,879.6	$1,863.8	$2,972.0	$23,353.5

1 Progressive does not allocate assets, liabilities, or investment income to operating segments.
2 Excludes total net realized gains (losses) on securities.

SCHEDULE IV — REINSURANCE
THE PROGRESSIVE CORPORATION AND SUBSIDIARIES
(millions)

Year Ended:	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
December 31, 2018
Premiums earned:
Property and liability insurance	$31,970.2	$1,036.9	$0	$30,933.3	0%
December 31, 2017
Premiums earned:
Property and liability insurance	$26,425.7	$695.8	$0	$25,729.9	0%
December 31, 2016
Premiums earned:
Property and liability insurance	$23,111.2	$637.2	$0	$22,474.0	0%

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of The Progressive Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2019 appearing in the 2018 Annual Report to Shareholders of The Progressive Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 27, 2019

ITEM 16. FORM 10-K SUMMARY
We have elected not to include a summary of information as permitted under this item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROGRESSIVE CORPORATION
February 27, 2019	By:	/s/ Susan Patricia Griffith
Susan Patricia Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Susan Patricia Griffith	Director, President and Chief Executive Officer	February 27, 2019

Susan Patricia Griffith

/s/ John P. Sauerland	Vice President and Chief Financial Officer	February 27, 2019

John P. Sauerland

/s/ Jeffrey W. Basch	Vice President and Chief Accounting Officer	February 27, 2019

Jeffrey W. Basch

*	Chairperson of the Board	February 27, 2019
Lawton W. Fitt

*	Director	February 27, 2019
Philip Bleser

*	Director	February 27, 2019
Stuart B. Burgdoerfer

*	Director	February 27, 2019
Pamela J. Craig

*	Director	February 27, 2019
Charles A. Davis

*	Director	February 27, 2019
Roger N. Farah

*	Director	February 27, 2019
Jeffrey D. Kelly

*	Director	February 27, 2019
Patrick H. Nettles, Ph.D.

*	Director	February 27, 2019
Barbara R. Snyder

*	Director	February 27, 2019
Kahina Van Dyke

* Daniel P. Mascaro, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons.

By:	/s/ Daniel P. Mascaro	February 27, 2019
Daniel P. Mascaro
Attorney-in-fact

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
3(i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended 3/31/18)	Quarterly Report on Form 10-Q (filed on May 2, 2018; Exhibit 3.1 therein)
3(ii)	3.2	Code of Regulations of The Progressive Corporation (as amended August 3, 2017)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 3 therein)
4	4.1	Form of 3.75% Senior Notes due 2021, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture (see exhibit 4.8 below), as amended and supplemented	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.1 therein)
4	4.2	Form of 6 5/8% Senior Notes due 2029, issued in the aggregate principal amount of $300,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 4.2 therein)
4	4.3	Form of 6.25% Senior Notes due 2032, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.3 therein)
4	4.4
Form of 6.70% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067, issued in the original aggregate principal amount of $1,000,000,000 under the Junior Subordinated Indenture (see exhibit 4.24 below), as amended and supplemented
			Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.4 therein)
4	4.5	Form of 4.35% Senior Notes due 2044, issued in the aggregate principal amount of $350,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.2 therein)
4	4.6	Form of 3.70% Senior Notes due 2045, issued in the aggregate principal amount of $400,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.2 therein)
4	4.7	Form of 2.45% Senior Notes due 2027, issued in the aggregate principal amount of $500,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.2 therein)
4	4.8	Form 4.125% Senior Note Due 2047, issued in the aggregate principal amount of $ 850,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.2 therein)
4	4.9	Form 4.20% Senior Note Due 2048, issued in the aggregate principal amount of $600,000,000 under the 1993 Senior Indenture, as amended and supplemented	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.2 therein)
4	4.10	Form 4.00% Senior Note Due 2029, issued in the aggregate principal amount of $550,000,000	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.2 therein)
4	4.11	Form of certificate representing Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.3 therein)
4	4.12	Indenture dated as of September 12,2018 between The Progressive Corporation and U.S. Bank National Association, Trustee (including table of contents and cross-reference sheet)	Current Report on Form 8-K (filed on September 13, 2018; exhibit 4.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.13	First Supplemental Indenture dated October 23, 2018 between The Progressive Corporation and U.S. Bank National	Current Report on Form 8-K (filed on October 23, 2018; Exhibit 4.1 therein)
4	4.14
Indenture dated as of September 15, 1993 between The Progressive Corporation and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee (“1993 Senior Indenture”) (including table of contents and cross-reference sheet)
			Registration Statement No. 333-48935 (filed on March 31, 1998; Exhibit 4.1 therein)
4	4.15	First Supplemental Indenture dated March 15, 1996 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company	Registration Statement No. 333-01745 (filed on March 15, 1996; Exhibit 4.2 therein)
4	4.16	Second Supplemental Indenture dated February 26, 1999 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-100674 (filed on October 22, 2002; Exhibit 4.3 therein)
4	4.17	Fourth Supplemental Indenture dated November 21, 2002 to the 1993 Senior Indenture between The Progressive Corporation and State Street Bank and Trust Company, as Trustee	Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.5 therein)
4	4.18
Fifth Supplemental Indenture dated June 13, 2007 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, evidencing the designation of U.S. Bank National Association as successor Trustee under the 1993 Senior Indenture.
			Registration Statement No. 333-143824 (filed on June 18, 2007; Exhibit 4.6 therein)
4	4.19	Sixth Supplemental Indenture dated August 22, 2011 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.13 therein)
4	4.20	Seventh Supplemental Indenture dated April 25, 2014 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 25, 2014; Exhibit 4.1 therein)
4	4.21	Eighth Supplemental Indenture dated January 26, 2015 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on January 26, 2015; Exhibit 4.1 therein)
4	4.22	Ninth Supplemental Indenture dated August 25, 2016 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on August 25, 2016; Exhibit 4.1 therein)
4	4.23	Tenth Supplemental Indenture dated April 6, 2017 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on April 6, 2017; Exhibit 4.1 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
4	4.24	Eleventh Supplemental Indenture dated March 14, 2018 to the 1993 Senior Indenture between The Progressive Corporation and U.S. Bank National Association, as Trustee	Current Report on Form 8-K (filed on March 14, 2018; Exhibit 4.1 therein)
4	4.25
Junior Subordinated Indenture dated as of June 21, 2007 between The Progressive Corporation and The Bank of New York Trust Company, N.A., Trustee (“Junior Subordinated Indenture”) (including table of contents and cross-reference sheet)
			Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.19 therein)
4	4.26	First Supplemental Indenture dated June 21, 2007 to the Junior Subordinated Indenture between The Progressive Corporation and The Bank of New York Trust Company, N.A., as Trustee	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.20 therein)
4	4.27
Second Supplemental Indenture dated September 2, 2011, to the Junior Subordinated Indenture dated June 21, 2007, between The Progressive Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee
			Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 4.19 therein)
4	4.28	Replacement Capital Covenant dated June 21, 2007, of The Progressive Corporation	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 4.22 therein)
4	4.29	Termination of Replacement Capital Covenant, dated June 23, 2010	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 4.19 therein)
4	4.30	Form of Confirmation Letter-Discretionary Line of Credit from PNC Bank, National Association to The Progressive Corporation	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.1 therein)
4	4.31	Form of Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 4.2 therein)
4	4.32
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
			Annual Report on Form 10-K (filed on March 2, 2015; Exhibit 10.1 therein)
10(i)	10.2	Amendment No. 1 to Fourth Amended and Restated Stockholder's Agreement, dated April 1, 2015	Quarterly Report on Form 10-Q (filed on May 2, 2018; Exhibit 10.4 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.3	The Progressive Corporation 2019 Gainsharing Plan	Filed herewith
10(iii)	10.4	The Progressive Corporation 2018 Gainsharing Plan	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.5 therein)
10(iii)	10.5	The Progressive Corporation 2017 Executive Annual Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.2 therein)
10(iii)	10.6	The Progressive Corporation 2017 Executive Annual Incentive Plan Award Agreement (2018 Fiscal Year )	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.9 therein)
10(iii)	10.7	The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.1 therein)
10(iii)	10.8	First Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.2 therein)
10(iii)	10.9	Second Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.3 therein)
10(iii)	10.10	Third Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Registration Statement No. 333-172663 (filed on March 8, 2011; Exhibit 4.4 therein)
10(iii)	10.11	Fourth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Annual Report on Form 10-K (filed on March 1, 2017; Exhibit 10.23 therein)
10(iii)	10.12	Fifth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.25 therein)
10(iii)	10.13	Sixth Amendment to The Progressive Corporation 2010 Equity Incentive Plan	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.26 therein)
10(iii)	10.14	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2010 Equity Incentive Plan (for 2015)	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.1 therein)
10(iii)	10.15	The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on February 4, 2015; Exhibit 10.1 therein)
10(iii)	10.16	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.1 therein)
10(iii)	10.17	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2016)	Quarterly Report on Form 10-Q (filed on May 5, 2016; Exhibit 10.2 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.18	Form of Restricted Stock Unit Award Agreement for 2017 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.1 therein)
10(iii)	10.19	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.2 therein)
10(iii)	10.20	Form of Restricted Stock Unit Award Agreement for 2017 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 27, 2017; Exhibit 10.3 therein)
10(iii)	10.21	Form of Restricted Stock Unit Award Agreement (2018 Special Time-Based Award) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on August 23, 2018; Exhibit 10 therein)
10(iii)	10.22	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.3 therein)
10(iii)	10.23	Form of Restricted Stock Unit Award Agreement for 2018 Performance-Based Awards (Performance Versus Market) under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.2 therein)
10(iii)	10.24	Form of Restricted Stock Unit Award Agreement for 2018 Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan	Current Report on Form 8-K (filed on March 21, 2018; Exhibit 10.1 therein)
10(iii)	10.25	The Progressive Corporation 2017 Directors Equity Incentive Plan	Current Report on Form 8-K (filed on February 21, 2017; Exhibit 10.1 therein)
10(iii)	10.26	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2017)	Quarterly Report on Form 10-Q (filed on August 2, 2017; Exhibit 10.2 therein)
10(iii)	10.27	Form of Restricted Stock Award Agreement under The Progressive Corporation 2017 Directors Equity Incentive Plan (for 2018)	Filed herewith
10(iii)	10.28	The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.3 therein)
10(iii)	10.29	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.4 therein)
10(iii)	10.30	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.5 therein)
10(iii)	10.31	Third Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.6 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.32	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2003 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.7 therein)
10(iii)	10.33	The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.8 therein)
10(iii)	10.34	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2008 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.9 therein)
10(iii)	10.35	The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.10 therein)
10(iii)	10.36	First Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.11 therein)
10(iii)	10.37	Second Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Current Report on Form 8-K (filed on October 14, 2014; Exhibit 10 therein)
10(iii)	10.38	Third Amendment to the Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.53 therein)
10(iii)	10.39	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Plan (2010 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on November 2, 2017; Exhibit 10 therein)
10(iii)	10.40	The Progressive Corporation Executive Deferred Compensation Plan (2018 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on July 31, 2018; Exhibit 10 therein)
10(iii)	10.41	The Progressive Corporation Executive Deferred Compensation Trust (November 8, 2002 Amendment and Restatement)	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.23 therein)
10(iii)	10.42	First Amendment to Trust Agreement between Fidelity Management Trust Company and Progressive	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.24 therein)
10(iii)	10.43	Second Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.25 therein)
10(iii)	10.44	Third Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.26 therein)
10(iii)	10.45	Fourth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.27 therein)
10(iii)	10.46	Fifth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.28 therein)
10(iii)	10.47	Sixth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.29 therein)

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
10(iii)	10.48	Seventh Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Registration Statement No. 333-185704 (filed on December 27, 2012; Exhibit 4.30 therein)
10(iii)	10.49	Eighth Amendment to The Progressive Corporation Executive Deferred Compensation Trust (2002 Amendment and Restatement)	Filed herewith
10(iii)	10.50	Ninth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.5 therein)
10(iii)	10.51	Tenth Amendment to The Progressive Corporation Executive Deferred Compensation Trust	Quarterly Report on Form 10-Q (filed on May 11, 2015; Exhibit 10.6 therein)
10(iii)	10.52	The Progressive Corporation Directors Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.91 therein)
10(iii)	10.53	The Progressive Corporation Directors Deferral Plan (2015 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 29, 2016; Exhibit 10.77 therein)
10(iii)	10.54	The Progressive Corporation Directors Restricted Stock Deferral Plan Agreement	Filed herewith
10(iii)	10.55	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.94 therein)
10(iii)	10.56	First Amendment to The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Filed herewith
10(iii)	10.57	Director Compensation Schedule for 2018-2019 Term	Filed herewith
10(iii)	10.58	Director Compensation Schedule for 2017-2018 Term	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.99 therein)
10(iii)	10.59	The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Current Report on Form 8-K (filed on May 16, 2017; Exhibit 10 therein)
10(iii)	10.60	First Amendment to The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Filed herewith
10(iii)	10.61	Second Amendment to The Progressive Corporation Executive Separation Allowance Plan (2017 Amendment and Restatement)	Quarterly Report on Form 10-Q (filed on October 31, 2018; Exhibit 10.1 therein)
10(iii)	10.62	2018 Progressive Capital Management Annual Incentive Plan	Annual Report on Form 10-K (filed on February 27, 2018; Exhibit 10.109 therein)
10(iii)	10.63	2019 Progressive Capital Management Annual Incentive Plan	Filed herewith
13	13	The Progressive Corporation 2018 Annual Report to Shareholders	Filed herewith
21	21	Subsidiaries of The Progressive Corporation	Filed herewith

EXHIBIT INDEX
Exhibit No. Under Reg. S-K, Item 601	Form 10-K Exhibit No.	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
23	23	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	24	Powers of Attorney	Filed herewith
31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith
31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith
32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith
32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith
99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer	Furnished herewith
101	101.INS	XBRL Instance Document	Filed herewith
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith