Form 10-Q
period 2019-03-31
PROGRESSIVE CORP/OH/
filed 2019-05-01
CIK 80661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
Common Shares, $1.00 par value: 583,985,804 outstanding at March 31, 2019

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
The Progressive Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

Three Months Ended March 31,	2019	2018
(millions — except per share amounts)
Revenues
Net premiums earned	$8,459.8	$7,174.0
Investment income	252.9	166.3
Net realized gains (losses) on securities:
Net realized gains (losses) on security sales	46.1	107.0
Net holding period gains (losses) on securities	392.7	(155.2)
Net impairment losses recognized in earnings	(24.3)	0
Total net realized gains (losses) on securities	414.5	(48.2)
Fees and other revenues	130.2	103.8
Service revenues	42.6	34.2
Total revenues	9,300.0	7,430.1
Expenses
Losses and loss adjustment expenses	5,759.0	4,870.8
Policy acquisition costs	710.6	596.2
Other underwriting expenses	1,171.2	980.2
Investment expenses	6.2	6.0
Service expenses	38.1	29.3
Interest expense	47.4	36.8
Total expenses	7,732.5	6,519.3
Net Income
Income before income taxes	1,567.5	910.8
Provision for income taxes	484.7	181.0
Net income	1,082.8	729.8
Net (income) loss attributable to noncontrolling interest (NCI)	(4.4)	(11.8)
Net income attributable to Progressive	1,078.4	718.0
Other Comprehensive Income (Loss)
Changes in:
Total net unrealized gains (losses) on fixed-maturity securities	301.1	(154.5)
Net unrealized losses on forecasted transactions	0.2	0.2
Other comprehensive income (loss)	301.3	(154.3)
Other comprehensive (income) loss attributable to NCI	(2.3)	4.0
Comprehensive income attributable to Progressive	$1,377.4	$567.7
Computation of Earnings Per Common Share
Net income attributable to Progressive	$1,078.4	$718.0
Less: Preferred share dividends	6.7	1.2
Net income available to common shareholders	$1,071.7	$716.8
Average common shares outstanding - Basic	583.5	582.0
Net effect of dilutive stock-based compensation	3.1	3.6
Total average equivalent common shares - Diluted	586.6	585.6
Basic: Earnings per common share	$1.84	$1.23
Diluted: Earnings per common share	$1.83	$1.22

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,		December 31,
(millions — except per share amounts)	2019	2018	2018
Assets
Available-for-sale securities, at fair value:
Fixed maturities (amortized cost: $27,574.5, $22,627.2, and $28,255.9)	$27,821.9	$22,420.1	$28,111.5
Short-term investments (amortized cost: $2,584.7, $3,052.4, and $1,795.9)	2,584.7	3,052.4	1,795.9
Total available-for-sale securities	30,406.6	25,472.5	29,907.4
Equity securities, at fair value:
Nonredeemable preferred stocks (cost: $1,021.1, $659.6, and $1,002.6)	1,095.4	745.9	1,033.9
Common equities (cost: $1,194.3, $1,265.5, and $1,148.9)	3,010.5	3,033.2	2,626.1
Total equity securities	4,105.9	3,779.1	3,660.0
Total investments	34,512.5	29,251.6	33,567.4
Cash and cash equivalents	158.0	190.1	69.5
Restricted cash	0.7	6.5	5.5
Total cash, cash equivalents, and restricted cash	158.7	196.6	75.0
Accrued investment income	172.1	139.2	190.8
Premiums receivable, net of allowance for doubtful accounts of $236.9, $205.4, and $252.1	7,189.8	6,043.8	6,497.1
Reinsurance recoverables	2,842.8	2,239.1	2,696.1
Prepaid reinsurance premiums	446.7	342.8	309.7
Deferred acquisition costs	999.1	842.3	951.6
Property and equipment, net of accumulated depreciation of $1,064.9, $973.8, and $1,033.2	1,127.3	1,112.0	1,131.7
Goodwill	452.7	452.7	452.7
Intangible assets, net of accumulated amortization of $265.6, $193.7, and $247.7	276.7	348.6	294.6
Net deferred income taxes	0	0	43.2
Other assets	671.9	362.2	365.1
Total assets	$48,850.3	$41,330.9	$46,575.0
Liabilities
Unearned premiums	$11,603.6	$9,837.8	$10,686.5
Loss and loss adjustment expense reserves	15,876.6	13,329.0	15,400.8
Net deferred income taxes	38.5	53.2	0
Accounts payable, accrued expenses, and other liabilities	4,594.3	3,414.3	5,046.5
Debt[1]	4,405.4	3,859.2	4,404.9
Total liabilities	36,518.4	30,493.5	35,538.7
Redeemable noncontrolling interest (NCI)[2]	221.2	514.2	214.5
Shareholders’ Equity
Serial Preferred Shares (authorized 20.0)
Serial Preferred Shares, Series B, no par value (cumulative, liquidation preference $1,000 per share) (authorized, issued, and outstanding 0.5)	493.9	493.9	493.9
Common shares, $1.00 par value (authorized 900.0; issued 797.5, including treasury shares of 213.5, 215.1, and 214.3)	584.0	582.4	583.2
Paid-in capital	1,496.6	1,401.6	1,479.0
Retained earnings	9,358.1	8,017.9	8,386.6
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed-maturity securities	195.5	(160.8)	(105.6)
Net unrealized losses on forecasted transactions	(17.0)	(17.8)	(17.2)
Accumulated other comprehensive (income) loss attributable to NCI	(0.4)	6.0	1.9
Total accumulated other comprehensive income (loss) attributable to Progressive	178.1	(172.6)	(120.9)
Total shareholders’ equity	12,110.7	10,323.2	10,821.8
Total liabilities, redeemable NCI, and shareholders’ equity	$48,850.3	$41,330.9	$46,575.0

1 Consists of long-term debt. See Note 4 – Debt for further discussion.
2 See Note 12 – Redeemable Noncontrolling Interest for further discussion.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(unaudited)

Three Months Ended March 31,
(millions — except per share amounts)	2019	2018
Serial Preferred Shares, No Par Value
Balance, Beginning of period	$493.9	$0
Issuance of Serial Preferred Shares, Series B	0	493.9
Balance, End of period	493.9	493.9
Common Shares, $1.00 Par Value
Balance, Beginning of period	583.2	581.7
Treasury shares purchased	(0.4)	(0.7)
Net restricted equity awards issued/vested	1.2	1.4
Balance, End of period	584.0	582.4
Paid-In Capital
Balance, Beginning of period	1,479.0	1,389.2
Amortization of equity-based compensation	19.6	17.2
Treasury shares purchased	(1.1)	(1.6)
Net restricted equity awards issued/vested	(1.2)	(1.4)
Reinvested dividends on restricted stock units	0.3	(0.5)
Adjustment to carrying amount of redeemable noncontrolling interest	0	(1.3)
Balance, End of period	1,496.6	1,401.6
Retained Earnings
Balance, Beginning of period	8,386.6	6,031.7
Net income attributable to Progressive	1,078.4	718.0
Treasury shares purchased	(24.6)	(34.9)
Cash dividends declared on common shares ($0.10 per share and $0)	(58.3)	0
Cash dividends declared on Serial Preferred Shares, Series B ($26.875 per share and $0)	(13.4)	0
Reinvested dividends on restricted stock units	(0.3)	0.5
Cumulative effect of change in accounting principle	0	1,300.2
Reclassification of disproportionate tax effects	0	4.3
Other, net	(10.3)	(1.9)
Balance, End of period	9,358.1	8,017.9
Accumulated Other Comprehensive Income (Loss) Attributable to Progressive
Balance, Beginning of period	(120.9)	1,282.2
Attributable to noncontrolling interest	(2.3)	4.0
Other comprehensive income	301.3	(154.3)
Cumulative effect of change in accounting principle	0	(1,300.2)
Reclassification of disproportionate tax effects	0	(4.3)
Balance, End of period	178.1	(172.6)
Total Shareholders’ Equity	$12,110.7	$10,323.2

There are 5.0 million Voting Preference Shares authorized; no such shares have been issued.
See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31,	2019	2018
(millions)
Cash Flows From Operating Activities
Net income	$1,082.8	$729.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52.6	40.9
Amortization of intangible assets	17.9	18.0
Net amortization of fixed-income securities	0.2	15.0
Amortization of equity-based compensation	19.2	17.4
Net realized (gains) losses on securities	(414.5)	48.2
Net (gains) losses on disposition of property and equipment	5.1	1.2
Changes in:
Premiums receivable	(692.7)	(621.3)
Reinsurance recoverables	(146.7)	34.3
Prepaid reinsurance premiums	(137.0)	(139.5)
Deferred acquisition costs	(47.5)	(61.8)
Income taxes	465.2	181.1
Unearned premiums	917.1	934.3
Loss and loss adjustment expense reserves	475.8	242.1
Accounts payable, accrued expenses, and other liabilities	291.5	283.2
Other, net	(20.5)	24.2
Net cash provided by operating activities	1,868.5	1,747.1
Cash Flows From Investing Activities
Purchases:
Fixed maturities	(4,711.1)	(5,563.0)
Equity securities	(93.6)	(39.9)
Sales:
Fixed maturities	4,214.7	1,692.4
Equity securities	39.0	428.0
Maturities, paydowns, calls, and other:
Fixed maturities	1,199.7	1,422.6
Net sales (purchases) of short-term investments	(774.1)	(175.8)
Net unsettled security transactions	(82.4)	89.4
Purchases of property and equipment	(75.8)	(35.8)
Sales of property and equipment	6.2	1.5
Net cash used in investing activities	(277.4)	(2,180.6)
Cash Flows From Financing Activities
Dividends paid to common shareholders	(1,467.9)	(654.9)
Dividends paid to preferred shareholders	(13.4)	0
Acquisition of treasury shares for restricted stock tax liabilities	(26.1)	(36.8)
Acquisition of treasury shares acquired in open market	0	(0.4)
Net proceeds from issuance of Serial Preferred Shares, Series B	0	493.9
Net proceeds from debt issuances	0	589.5
Payments of debt	0	(37.1)
Proceeds from exercise of equity options	0	0.6
Net cash provided by (used in) financing activities	(1,507.4)	354.8
Increase (decrease) in cash, cash equivalents, and restricted cash	83.7	(78.7)
Cash, cash equivalents, and restricted cash – January 1	75.0	275.3
Cash, cash equivalents, and restricted cash – March 31	$158.7	$196.6

See notes to consolidated financial statements.

The Progressive Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1 Basis of Presentation — The accompanying consolidated financial statements include the accounts of The Progressive Corporation and ARX Holding Corp. (ARX), and their respective wholly owned insurance and non-insurance subsidiaries and affiliates in which Progressive or ARX has a controlling financial interest. The Progressive Corporation owned 86.8% of the outstanding capital stock of ARX at March 31, 2019 and December 31, 2018 and 68.9% at March 31, 2018. The increase in Progressive’s ownership of ARX since March 31, 2018 is primarily due to the minority ARX shareholders exercising their rights to “put” a portion of their shares, including exercised stock options to Progressive pursuant to the ARX stockholders’ agreement. See Note 12 – Redeemable Noncontrolling Interest for further discussion.
The consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods presented. The results of operations for the period ended March 31, 2019, are not necessarily indicative of the results expected for the full year. These consolidated financial statements and the notes thereto should be read in conjunction with Progressive’s audited financial statements and accompanying notes included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report to Shareholders”).
Other assets on the consolidated balance sheets include properties that are considered “held for sale,” if any. The fair value of these properties, less the estimated cost to sell them, was $52.6 million at March 31, 2019, $5.3 million at March 31, 2018, and $39.3 million at December 31, 2018.
Note 2 Investments — The following tables present the composition of our investment portfolio by major security type, consistent with our classification of how we manage, monitor, and measure the portfolio. Our securities are reported in our Consolidated Balance Sheets at fair value. The changes in fair value for our fixed-maturity securities (other than hybrid securities) are reported as a component of accumulated other comprehensive income, net of deferred income taxes, in our Consolidated Balance Sheets. The net holding period gains (losses) reported below represent the inception-to-date changes in fair value. The changes in the net holding period gains (losses) between periods for the hybrid securities and equity securities are recorded as a component of net realized gains (losses) on securities in our Consolidated Statements of Comprehensive Income.

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2019
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,685.6	$105.5	$(20.6)	$0	$9,770.5	28.3%
State and local government obligations	1,505.5	15.4	(5.1)	0	1,515.8	4.4
Corporate debt securities	7,870.1	126.3	(19.0)	0.6	7,978.0	23.1
Residential mortgage-backed securities	609.9	5.7	(2.6)	0	613.0	1.8
Commercial mortgage-backed securities	3,825.6	35.9	(7.9)	0	3,853.6	11.2
Other asset-backed securities	3,834.2	10.0	(4.5)	0.1	3,839.8	11.1
Redeemable preferred stocks	243.6	9.0	(1.2)	(0.2)	251.2	0.7
Total fixed maturities	27,574.5	307.8	(60.9)	0.5	27,821.9	80.6
Short-term investments	2,584.7	0	0	0	2,584.7	7.5
Total available-for-sale securities	30,159.2	307.8	(60.9)	0.5	30,406.6	88.1
Equity securities:
Nonredeemable preferred stocks	1,021.1	0	0	74.3	1,095.4	3.2
Common equities	1,194.3	0	0	1,816.2	3,010.5	8.7
Total equity securities	2,215.4	0	0	1,890.5	4,105.9	11.9
Total portfolio[1,2]	$32,374.6	$307.8	$(60.9)	$1,891.0	$34,512.5	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
March 31, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,081.6	$3.9	$(127.4)	$0	$8,958.1	30.6%
State and local government obligations	1,732.3	4.3	(16.4)	(0.1)	1,720.1	5.9
Corporate debt securities	6,102.6	4.8	(64.8)	(1.5)	6,041.1	20.7
Residential mortgage-backed securities	746.7	9.9	(4.8)	0	751.8	2.6
Commercial mortgage-backed securities	2,289.8	4.5	(24.8)	0	2,269.5	7.8
Other asset-backed securities	2,472.4	2.4	(12.9)	0.2	2,462.1	8.4
Redeemable preferred stocks	201.8	18.6	(1.4)	(1.6)	217.4	0.7
Total fixed maturities	22,627.2	48.4	(252.5)	(3.0)	22,420.1	76.7
Short-term investments	3,052.4	0	0	0	3,052.4	10.4
Total available-for-sale securities	25,679.6	48.4	(252.5)	(3.0)	25,472.5	87.1
Equity securities:
Nonredeemable preferred stocks	659.6	0	0	86.3	745.9	2.5
Common equities	1,265.5	0	0	1,767.7	3,033.2	10.4
Total equity securities	1,925.1	0	0	1,854.0	3,779.1	12.9
Total portfolio[1,2]	$27,604.7	$48.4	$(252.5)	$1,851.0	$29,251.6	100.0%

($ in millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Holding Period Gains (Losses)	Fair Value	% of Total Fair Value
December 31, 2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$9,897.4	$71.2	$(52.1)	$0	$9,916.5	29.5%
State and local government obligations	1,654.6	7.3	(12.8)	0	1,649.1	4.9
Corporate debt securities	8,808.5	13.6	(125.3)	(2.5)	8,694.3	25.9
Residential mortgage-backed securities	733.5	6.0	(5.1)	0	734.4	2.2
Commercial mortgage-backed securities	3,332.8	7.8	(39.0)	0	3,301.6	9.8
Other asset-backed securities	3,585.4	3.6	(11.8)	0.1	3,577.3	10.7
Redeemable preferred stocks	243.7	5.9	(3.5)	(7.8)	238.3	0.7
Total fixed maturities	28,255.9	115.4	(249.6)	(10.2)	28,111.5	83.7
Short-term investments	1,795.9	0	0	0	1,795.9	5.4
Total available-for-sale securities	30,051.8	115.4	(249.6)	(10.2)	29,907.4	89.1
Equity securities:
Nonredeemable preferred stocks	1,002.6	0	0	31.3	1,033.9	3.1
Common equities	1,148.9	0	0	1,477.2	2,626.1	7.8
Total equity securities	2,151.5	0	0	1,508.5	3,660.0	10.9
Total portfolio[1,2]	$32,203.3	$115.4	$(249.6)	$1,498.3	$33,567.4	100.0%

1Our portfolio reflects the effect of unsettled security transactions; at March 31, 2019, we had $76.5 million included in “other assets,” compared to $83.6 million and $5.9 million at March 31, 2018 and December 31, 2018, respectively, included in “other liabilities.”
2The total fair value of the portfolio at March 31, 2019 and 2018, and December 31, 2018, included $1.2 billion, $2.1 billion, and $2.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

At March 31, 2019, bonds and certificates of deposit in the principal amount of $250.7 million were on deposit to meet state insurance regulatory and/or rating agency requirements.

Short-Term Investments Our short-term investments may include commercial paper and other investments that are expected to mature or are redeemable within one year.

We did not have any open repurchase or reverse repurchase transactions in our short-term investment portfolio at March 31, 2019 and 2018, or December 31, 2018. To the extent we enter into repurchase or reverse repurchase transactions, and consistent with past practice, we would elect not to offset these transactions and would report them on a gross basis on our balance sheets, despite the option to elect to offset these transactions as long as they were with the same counterparty and subject to an enforceable master netting arrangement.

Hybrid Securities Included in our fixed-maturity securities are hybrid securities, which are reported at fair value:

	March 31,
(millions)	2019	2018	December 31, 2018
Fixed maturities:
State and local government obligations	$3.6	$3.7	$3.6
Corporate debt securities	161.7	86.4	158.9
Other asset-backed securities	4.0	6.1	4.5
Redeemable preferred stocks	85.4	37.8	77.7
Total hybrid securities	$254.7	$134.0	$244.7

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
Fixed Maturities The composition of fixed maturities by maturity at March 31, 2019, was:

(millions)	Cost	Fair Value
Less than one year	$4,929.9	$4,934.2
One to five years	16,765.4	16,878.8
Five to ten years	5,818.5	5,945.9
Ten years or greater	60.7	63.0
Total	$27,574.5	$27,821.9

Asset-backed securities are classified in the maturity distribution table based upon their projected cash flows. All other securities which do not have a single maturity date are reported based upon expected average maturity. Contractual maturities may differ from expected maturities because the issuers of the securities may have the right to call or prepay obligations.
Gross Unrealized Losses As of March 31, 2019, we had $60.9 million of gross unrealized losses in our fixed-maturity securities. A review of these securities indicated that the issuers were current with respect to their interest obligations and that there was no evidence of deterioration of the current cash flow projections that would indicate we would not receive the remaining principal at maturity.

The following tables show the composition of gross unrealized losses by major security type and by the length of time that individual securities have been in a continuous unrealized loss position:

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2019
Fixed maturities:
U.S. government obligations	42	$3,174.0	$(20.6)	1	$19.9	$(0.1)	41	$3,154.1	$(20.5)
State and local government obligations	162	567.2	(5.1)	10	31.4	0	152	535.8	(5.1)
Corporate debt securities	153	2,555.7	(19.0)	11	175.9	(1.1)	142	2,379.8	(17.9)
Residential mortgage-backed securities	63	299.4	(2.6)	15	139.1	(1.1)	48	160.3	(1.5)
Commercial mortgage-backed securities	76	1,294.3	(7.9)	13	229.1	(0.9)	63	1,065.2	(7.0)
Other asset-backed securities	142	1,294.0	(4.5)	27	296.5	(0.7)	115	997.5	(3.8)
Redeemable preferred stocks	2	31.1	(1.2)	0	0	0	2	31.1	(1.2)
Total fixed maturities	640	$9,215.7	$(60.9)	77	$891.9	$(3.9)	563	$8,323.8	$(57.0)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
March 31, 2018
Fixed maturities:
U.S. government obligations	64	$7,933.8	$(127.4)	37	$5,954.6	$(90.7)	27	$1,979.2	$(36.7)
State and local government obligations	426	1,263.7	(16.4)	301	890.2	(9.5)	125	373.5	(6.9)
Corporate debt securities	348	5,082.9	(64.8)	290	4,515.1	(56.1)	58	567.8	(8.7)
Residential mortgage-backed securities	211	329.3	(4.8)	36	112.8	(0.5)	175	216.5	(4.3)
Commercial mortgage-backed securities	131	1,974.8	(24.8)	89	1,510.5	(16.2)	42	464.3	(8.6)
Other asset-backed securities	208	1,958.5	(12.9)	129	1,439.1	(8.7)	79	519.4	(4.2)
Redeemable preferred stocks	3	26.8	(1.4)	2	15.3	(0.4)	1	11.5	(1.0)
Total fixed maturities	1,391	$18,569.8	$(252.5)	884	$14,437.6	$(182.1)	507	$4,132.2	$(70.4)

	Total No. of Sec.	Total Fair Value	Gross Unrealized Losses	Less than 12 Months			12 Months or Greater
($ in millions)				No. of Sec.	Fair Value	Unrealized Losses	No. of Sec.	Fair Value	Unrealized Losses
December 31, 2018
Fixed maturities:
U.S. government obligations	51	$4,438.0	$(52.1)	2	$126.6	$(0.1)	49	$4,311.4	$(52.0)
State and local government obligations	299	972.4	(12.8)	49	192.7	(0.3)	250	779.7	(12.5)
Corporate debt securities	368	6,723.3	(125.3)	133	2,613.3	(33.4)	235	4,110.0	(91.9)
Residential mortgage-backed securities	228	450.2	(5.1)	32	248.8	(0.8)	196	201.4	(4.3)
Commercial mortgage-backed securities	140	2,328.5	(39.0)	48	741.2	(8.9)	92	1,587.3	(30.1)
Other asset-backed securities	203	2,691.3	(11.8)	84	1,551.7	(3.2)	119	1,139.6	(8.6)
Redeemable preferred stocks	3	48.5	(3.5)	1	18.9	(0.6)	2	29.6	(2.9)
Total fixed maturities	1,292	$17,652.2	$(249.6)	349	$5,493.2	$(47.3)	943	$12,159.0	$(202.3)

Since both March 31, 2018 and December 31, 2018, the number of securities in our fixed-maturity portfolio with unrealized losses decreased, primarily due to valuation increases in nearly all sectors as well as sales of securities in our municipal and corporate portfolios. We had no material decreases in valuation as a result of credit rating downgrades and all of the securities in the table above are current with respect to required principal and interest payments.

Other-Than-Temporary Impairment (OTTI) The following table shows the total non-credit portion of the OTTI recorded in accumulated other comprehensive income, reflecting the original non-credit loss at the time the credit impairment was determined (i.e., unadjusted for valuation changes subsequent to the original write-down):

	March 31,		December 31, 2018
(millions)	2019	2018
Fixed maturities:
Residential mortgage-backed securities	$(19.7)	$(19.7)	$(19.7)
Commercial mortgage-backed securities	(0.1)	(0.3)	(0.1)
Total fixed maturities	$(19.8)	$(20.0)	$(19.8)

The following tables provide rollforwards of the amounts related to credit losses recognized in earnings for the periods ended March 31, 2019 and 2018, for which a portion of the OTTI losses were also recognized in accumulated other comprehensive income at the time the credit impairments were determined and recognized:

	Three Months Ended March 31, 2019
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2018	$0	$0.5	$0.5
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at March 31, 2019	$0	$0.5	$0.5

	Three Months Ended March 31, 2018
	Mortgage-Backed
(millions)	Residential	Commercial	Total
Balance at December 31, 2017	$0	$0.5	$0.5
Change in recoveries of future cash flows expected to be collected[1]	0	0	0
Balance at March 31, 2018	$0	$0.5	$0.5
1Reflects the current period change in the expected recovery of prior impairments that will be accreted into income over the remaining life of the security.
Although it is not likely that we will be required to sell the securities prior to the recovery of their respective cost bases (which could be maturity), we are required to measure the amount of potential credit losses on the securities that were in an unrealized loss position. In that process, we considered a number of factors and inputs related to the individual securities. The methodology and significant inputs used to measure the amount of credit losses in our portfolio included: current performance indicators on the business model or underlying assets (e.g., delinquency rates, foreclosure rates, and default rates); credit support (via current levels of subordination); historical credit ratings; and updated cash flow expectations based upon these performance indicators. In order to determine the amount of credit loss, if any, the net present value of the cash flows expected (i.e., expected recovery value) was calculated using the current book yield for each security, and was compared to its current amortized value. In the event that the net present value was below the amortized value, a credit loss would be deemed to exist, and the security would be written down. We did not have any credit impairment write-downs for the three months ended March 31, 2019 or 2018.

Realized Gains (Losses) The components of net realized gains (losses) for the three months ended March 31, were:

	Three Months
(millions)	2019	2018
Gross realized gains on security sales
Available-for-sale securities:
U.S. government obligations	$36.6	$0
State and local government obligations	1.6	8.6
Corporate and other debt securities	16.1	0.1
Commercial mortgage-backed securities	0.7	1.7
Redeemable preferred stocks	0	1.1
Total available-for-sale securities	55.0	11.5
Equity securities:
Nonredeemable preferred stocks	4.9	3.6
Common equities	4.5	119.9
Total equity securities	9.4	123.5
Subtotal gross realized gains on security sales	64.4	135.0
Gross realized losses on security sales
Available-for-sale securities:
U.S. government obligations	(7.1)	(8.9)
State and local government obligations	(0.6)	(1.3)
Corporate and other debt securities	(6.1)	(3.1)
Residential mortgage-backed securities	(2.3)	0
Commercial mortgage-backed securities	(2.1)	(6.3)
Other asset-backed securities	(0.1)	(0.1)
Total available-for-sale securities	(18.3)	(19.7)
Equity securities:
Nonredeemable preferred stocks	0	(0.4)
Common equities	0	(7.9)
Total equity securities	0	(8.3)
Subtotal gross realized losses on security sales	(18.3)	(28.0)
Net realized gains (losses) on security sales
Available-for-sale securities:
U.S. government obligations	29.5	(8.9)
State and local government obligations	1.0	7.3
Corporate and other debt securities	10.0	(3.0)
Residential mortgage-backed securities	(2.3)	0
Commercial mortgage-backed securities	(1.4)	(4.6)
Other asset-backed securities	(0.1)	(0.1)
Redeemable preferred stocks	0	1.1
Total available-for-sale securities	36.7	(8.2)
Equity securities:
Nonredeemable preferred stocks	4.9	3.2
Common equities	4.5	112.0
Total equity securities	9.4	115.2
Subtotal net realized gains (losses) on security sales	46.1	107.0
Net holding period gains (losses)
Hybrid securities	10.7	(3.2)
Equity securities	382.0	(152.0)
Subtotal net holding period gains (losses)	392.7	(155.2)
Other-than-temporary impairment losses
Other asset impairment	(24.3)	0
Subtotal other-than-temporary impairment losses	(24.3)	0
Total net realized gains (losses) on securities	$414.5	$(48.2)

During both the first quarter 2019 and 2018, the majority of our net realized gains (losses) on securities were attributable to valuation changes on our equity and hybrid securities. During the first quarter 2019, we wrote down our remaining investment in three federal renewable energy tax credit fund investments, which were reported in “other assets” on the balance sheet, based on an analysis that our investments in those funds will not generate the cash flows that we anticipated. See Note 5 – Income Taxes for additional discussion.

The following table reflects our holding period realized gains (losses) on equity securities recognized for the three months ended March 31, 2019 and 2018 for equity securities held at quarter end:

	Three Months
(millions)	2019	2018
Total net gains (losses) recognized during the period on equity securities	$391.4	$(36.8)
Less: Net gains (losses) recognized on equity securities sold during the period	9.4	115.2
Net holding period gains (losses) recognized during the period on equity securities held at period end	$382.0	$(152.0)

Net Investment Income  The components of net investment income for the three months ended March 31, were:

	Three Months
(millions)	2019	2018
Available-for-sale securities:
Fixed maturities:
U.S. government obligations	$53.7	$39.8
State and local government obligations	9.3	10.0
Corporate debt securities	77.2	36.2
Residential mortgage-backed securities	6.6	6.9
Commercial mortgage-backed securities	31.7	21.2
Other asset-backed securities	26.0	13.6
Redeemable preferred stocks	3.7	2.6
Total fixed maturities	208.2	130.3
Short-term investments	16.0	10.1
Total available-for-sale securities	224.2	140.4
Equity securities:
Nonredeemable preferred stocks	15.5	10.9
Common equities	13.2	15.0
Total equity securities	28.7	25.9
Investment income	252.9	166.3
Investment expenses	(6.2)	(6.0)
Net investment income	$246.7	$160.3

The amount of investment income (interest and dividends) we recognize varies based on the average assets held during the year and the book yields of the securities in our portfolio. The increase in net investment income on a year-over-year basis for the three months ended March 31, 2019, was due to a combination of an increase in average assets and an increase in portfolio yields. The increase in average assets was due to strong underwriting growth and profitability, as well as the proceeds from debt and preferred stock issuances during 2018, partially offset by our dividend payment during the first quarter 2019, under our former annual variable dividend policy. The increase in portfolio yields was a result of our decision to hold a short-duration portfolio, which allowed us to reinvest significant maturities and paydowns of principal at higher yields as interest rates rose. The portfolio duration at both March 31, 2019 and 2018 was 2.6 years.

Trading Securities At March 31, 2019 and 2018, and December 31, 2018, we did not hold any trading securities and did not have any net realized gains (losses) on trading securities for the three months ended March 31, 2019 and 2018.

Derivative Instruments
At March 31, 2019 and 2018, and December 31, 2018, we had no open derivative positions.
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

The composition of the investment portfolio by major security type and our outstanding debt was:

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2019
Fixed maturities:
U.S. government obligations	$9,770.5	$0	$0	$9,770.5	$9,685.6
State and local government obligations	0	1,515.8	0	1,515.8	1,505.5
Corporate debt securities	0	7,978.0	0	7,978.0	7,870.1
Subtotal	9,770.5	9,493.8	0	19,264.3	19,061.2
Asset-backed securities:
Residential mortgage-backed	0	613.0	0	613.0	609.9
Commercial mortgage-backed	0	3,853.6	0	3,853.6	3,825.6
Other asset-backed	0	3,839.8	0	3,839.8	3,834.2
Subtotal asset-backed securities	0	8,306.4	0	8,306.4	8,269.7
Redeemable preferred stocks:
Financials	0	81.3	0	81.3	79.2
Utilities	0	0	0	0	0
Industrials	10.4	159.5	0	169.9	164.4
Subtotal redeemable preferred stocks	10.4	240.8	0	251.2	243.6
Total fixed maturities	9,780.9	18,041.0	0	27,821.9	27,574.5
Short-term investments	2,510.9	73.8	0	2,584.7	2,584.7
Total available-for-sale securities	12,291.8	18,114.8	0	30,406.6	30,159.2
Equity securities:
Nonredeemable preferred stocks:
Financials	69.6	955.0	25.1	1,049.7	976.1
Utilities	0	40.7	0	40.7	40.0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	69.6	995.7	30.1	1,095.4	1,021.1
Common equities:
Common stocks	3,010.2	0	0	3,010.2	1,194.0
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,010.2	0	0.3	3,010.5	1,194.3
Total equity securities	3,079.8	995.7	30.4	4,105.9	2,215.4
Total portfolio	$15,371.6	$19,110.5	$30.4	$34,512.5	$32,374.6
Debt	$0	$4,734.8	$0	$4,734.8	$4,405.4

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
March 31, 2018
Fixed maturities:
U.S. government obligations	$8,958.1	$0	$0	$8,958.1	$9,081.6
State and local government obligations	0	1,720.1	0	1,720.1	1,732.3
Corporate debt securities	0	6,041.1	0	6,041.1	6,102.6
Subtotal	8,958.1	7,761.2	0	16,719.3	16,916.5
Asset-backed securities:
Residential mortgage-backed	0	751.8	0	751.8	746.7
Commercial mortgage-backed	0	2,269.5	0	2,269.5	2,289.8
Other asset-backed	0	2,462.1	0	2,462.1	2,472.4
Subtotal asset-backed securities	0	5,483.4	0	5,483.4	5,508.9
Redeemable preferred stocks:
Financials	0	64.0	0	64.0	61.2
Utilities	0	11.6	0	11.6	10.7
Industrials	0	141.8	0	141.8	129.9
Subtotal redeemable preferred stocks	0	217.4	0	217.4	201.8
Total fixed maturities	8,958.1	13,462.0	0	22,420.1	22,627.2
Short-term investments	2,569.5	482.9	0	3,052.4	3,052.4
Total available-for-sale securities	11,527.6	13,944.9	0	25,472.5	25,679.6
Equity securities:
Nonredeemable preferred stocks:
Financials	78.9	662.0	0	740.9	654.6
Utilities	0	0	0	0	0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	78.9	662.0	5.0	745.9	659.6
Common equities:
Common stocks	3,032.9	0	0	3,032.9	1,265.2
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	3,032.9	0	0.3	3,033.2	1,265.5
Total equity securities	3,111.8	662.0	5.3	3,779.1	1,925.1
Total portfolio	$14,639.4	$14,606.9	$5.3	$29,251.6	$27,604.7
Debt	$0	$4,048.3	$0	$4,048.3	$3,859.2

	Fair Value
(millions)	Level 1	Level 2	Level 3	Total	Cost
December 31, 2018
Fixed maturities:
U.S. government obligations	$9,916.5	$0	$0	$9,916.5	$9,897.4
State and local government obligations	0	1,649.1	0	1,649.1	1,654.6
Corporate debt securities	0	8,694.3	0	8,694.3	8,808.5
Subtotal	9,916.5	10,343.4	0	20,259.9	20,360.5
Asset-backed securities:
Residential mortgage-backed	0	734.4	0	734.4	733.5
Commercial mortgage-backed	0	3,301.6	0	3,301.6	3,332.8
Other asset-backed	0	3,577.3	0	3,577.3	3,585.4
Subtotal asset-backed securities	0	7,613.3	0	7,613.3	7,651.7
Redeemable preferred stocks:
Financials	0	78.2	0	78.2	79.3
Utilities	0	0	0	0	0
Industrials	9.5	150.6	0	160.1	164.4
Subtotal redeemable preferred stocks	9.5	228.8	0	238.3	243.7
Total fixed maturities	9,926.0	18,185.5	0	28,111.5	28,255.9
Short-term investments	1,722.1	73.8	0	1,795.9	1,795.9
Total available-for-sale securities	11,648.1	18,259.3	0	29,907.4	30,051.8
Equity securities:
Nonredeemable preferred stocks:
Financials	71.9	887.1	25.1	984.1	951.6
Utilities	0	44.8	0	44.8	46.0
Industrials	0	0	5.0	5.0	5.0
Subtotal nonredeemable preferred stocks	71.9	931.9	30.1	1,033.9	1,002.6
Common equities:
Common stocks	2,625.8	0	0	2,625.8	1,148.6
Other risk investments	0	0	0.3	0.3	0.3
Subtotal common equities	2,625.8	0	0.3	2,626.1	1,148.9
Total equity securities	2,697.7	931.9	30.4	3,660.0	2,151.5
Total portfolio	$14,345.8	$19,191.2	$30.4	$33,567.4	$32,203.3
Debt	$0	$4,532.3	$0	$4,532.3	$4,404.9

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
At March 31, 2019, vendor-quoted prices represented 77% of our Level 1 classifications (excluding short-term investments), compared to 75% and 79% at March 31, 2018 and December 31, 2018, respectively. The securities quoted by vendors in Level 1 primarily represent our holdings in U.S. Treasury Notes, which are frequently traded, and the quotes are considered similar to exchange-traded quotes. The balance of our Level 1 pricing comes from quotes obtained directly from trades made on active exchanges.

At March 31, 2019 and 2018, and December 31, 2018, vendor-quoted prices comprised 99% of our Level 2 classifications in each period (excluding short-term investments), while dealer-quoted prices represented the remaining 1%. In our process for selecting a source (e.g., dealer or pricing service) to provide pricing for securities in our portfolio, we reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield, and structure that were recently transacted. Once a source is chosen, we continue to monitor any changes or modifications to their processes by reviewing their documentation on internal controls for pricing and market reviews. We review quality control measures of our sources as they become available to determine if any significant changes have occurred from period to period that might indicate issues or concerns regarding their evaluation or market coverage.
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

For our corporate debt and preferred stock (redeemable and nonredeemable) portfolios, as well as the notes issued by The Progressive Corporation (see Note 4 – Debt), we review securities by duration, coupon, and credit quality, as well as changes in interest rate and credit spread movements within that stratification. The review also includes recent trades, including: volume traded at various levels that establish a market, issuer specific fundamentals, and industry specific economic news as it comes to light.
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
After all the valuations are received and our review is complete, if the inputs used by vendors are determined to not contain sufficient observable market information, we will reclassify the affected security valuations to Level 3. At March 31, 2019 and 2018, and December 31, 2018, we did not have any securities in our fixed-maturity portfolio listed as Level 3.
At March 31, 2019 and December 31, 2018, we held two private nonredeemable preferred securities with a combined value of $30.1 million that were priced internally, compared to one private nonredeemable preferred security with a value of $5.0 million that was priced internally at March 31, 2018. At March 31, 2019 and 2018, and December 31, 2018, we held one Level 3 other risk investment with a value of $0.3 million.
To the extent we receive prices from external sources for the Level 3 securities, we would review those prices for reasonableness using internally developed assumptions and then compare our derived prices to the prices we received. During 2019 and 2018, there were no material assets or liabilities measured at fair value on a nonrecurring basis. Based on our review, all prices received from external sources remained unadjusted. Due to the relative size of the Level 3 securities’ fair values compared to the total portfolio’s fair value, any changes in pricing methodology would not have a significant change in valuation that would materially impact net or comprehensive income.
The following tables provide a summary of changes in fair value associated with Level 3 assets for the three months ended March 31, 2019 and 2018:

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2018	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2019
Equity securities:
Nonredeemable preferred stocks:
Financials	$25.1	$0	$0	$0	$0	$0	$0	$25.1
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$30.4	$0	$0	$0	$0	$0	$0	$30.4

	Level 3 Fair Value
(millions)	Fair Value at Dec. 31, 2017	Calls/ Maturities/ Paydowns	Purchases	Sales	Net Realized (Gain)/Loss on Sales	Change in Valuation	Net Transfers In (Out)	Fair Value at March 31, 2018
Equity securities:
Nonredeemable preferred stocks:
Financials	$0	$0	$0	$0	$0	$0	$0	$0
Industrials	5.0	0	0	0	0	0	0	5.0
Common equities:
Other risk investments	0.3	0	0	0	0	0	0	0.3
Total Level 3 securities	$5.3	$0	$0	$0	$0	$0	$0	$5.3

The following tables provide a summary of the quantitative information about Level 3 fair value measurements for our applicable securities at March 31, 2019 and 2018, and December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2019	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$25.1	internal price	unadjusted purchase price per share	9.0
Industrials[2]	5.0	internal price	price-to-sales ratio	5.5
Subtotal Level 3 securities	30.1
Pricing exemption securities[3]	0.3
Total Level 3 securities	$30.4
1The security was internally-priced since it is privately held. The security was purchased during December 2018 and the value at March 31, 2019 reflects the unadjusted purchase price per share.
2 The security was internally-priced since it is privately held. The price at March 31, 2019, was calculated using a price-to-sales ratio.
3The unobservable input is not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials	$0	NA	NA	NA
Industrials[1]	5.0	internal price	unadjusted purchase price per share	3.9
Subtotal Level 3 securities	5.0
Pricing exemption securities[2]	0.3
Total Level 3 securities	$5.3
NA= Not Available
1The security was internally-priced since it is privately held. The value at March 31, 2018 reflects the unadjusted purchase price per share.
2The unobservable input is not reasonably available to us.

	Quantitative Information about Level 3 Fair Value Measurements
($ in millions)	Fair Value at Dec. 31, 2018	Valuation Technique	Unobservable Input	Unobservable Input Assumption
Equity securities:
Nonredeemable preferred stocks:
Financials[1]	$25.1	internal price	unadjusted purchase price per share	9.0
Industrials[2]	5.0	internal price	price-to-sales ratio	5.5
Subtotal Level 3 securities	30.1
Pricing exemption securities[3]	0.3
Total Level 3 securities	$30.4
1The security was internally-priced since it is privately held. The security was purchased during December 2018 and the value at December 31, 2018 reflects the unadjusted purchase price per share.
2 The security was internally-priced since it is privately held. The price at December 31, 2018, was calculated using a price-to-sales ratio.
3The unobservable input is not reasonably available to us.
Note 4 Debt — Debt at each of the balance sheet periods consisted of:

	March 31, 2019		March 31, 2018		December 31, 2018
(millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% Senior Notes due 2021	$499.2	$509.7	$498.9	$512.1	$499.1	$506.5
2.45% Senior Notes due 2027	496.6	475.6	496.2	458.3	496.5	455.5
6 5/8% Senior Notes due 2029	296.4	377.8	296.2	370.4	296.4	368.5
4.00% Senior Notes due 2029	544.6	587.9	0	0	544.5	562.4
6.25% Senior Notes due 2032	395.6	508.5	395.4	498.9	395.5	496.6
4.35% Senior Notes due 2044	346.6	371.6	346.5	360.2	346.6	350.2
3.70% Senior Notes due 2045	395.3	389.7	395.2	376.6	395.3	366.7
4.125% Senior Notes due 2047	841.4	885.4	841.3	858.6	841.4	831.9
4.20% Senior Notes due 2048	589.7	628.6	589.5	613.2	589.6	594.0
Total	$4,405.4	$4,734.8	$3,859.2	$4,048.3	$4,404.9	$4,532.3

The Progressive Corporation issued $550 million of 4.00% Senior Notes due 2029 (the “4.00% Senior Notes”) in October 2018, in an underwritten public offering. The net proceeds from the issuance, after deducting underwriters’ discounts, commissions, and other issuance costs, was $544.5 million. Consistent with the other senior notes issued by Progressive, interest on the 4.00% Senior Notes is payable semiannually, principal is due at maturity, and the note is redeemable, in whole or in part, at any time, subject to a treasury “make whole” provision.
During 2018, The Progressive Corporation entered into a new line of credit with PNC Bank, National Association (PNC) in the maximum principal amount of $250 million. This line of credit replaced a previous line of credit that expired in April 2018. The line of credit is on the same terms and conditions as the previous line of credit. Subject to the terms and conditions of the line of credit documents, advances under the line of credit (if any) will bear interest at a variable rate equal to the higher of PNC’s Prime Rate or the sum of the Federal Funds Open Rate plus 50 basis points. Each advance must be repaid on the 30th day after the advance or, if earlier, on April 30, 2019, the expiration date of the line of credit. Prepayments are permitted without penalty. The line of credit is uncommitted and, as such, all advances are subject to PNC’s discretion. We had no borrowings under either line of credit during any of the periods presented.
Note 5 Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. We review our deferred tax assets regularly for recoverability. At March 31, 2019 and 2018, and December 31, 2018, we determined that we did not need a valuation allowance on our gross deferred tax assets. Although realization of the deferred tax assets is not assured, management believes that it is more likely than not the deferred tax assets will be realized based on our expectation that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.
For the three months ended March 31, 2019, there have been no material changes in our reserve for uncertain tax positions.

The effective tax rate for the three months ended March 31, 2019 was 30.9%, compared to 19.9% for the same period last year. During the first quarter 2019, we increased our provision for income taxes $156.1 million, principally reflecting the total reversal of the tax credits and other tax benefits previously recognized from certain renewable energy investments, plus interest. From 2016 to 2018, we invested in federal renewable energy tax credit funds. In late December 2018 and during the first two months of 2019, we learned of allegations of potential fraudulent conduct by the sponsor of three of these tax credit fund investments, including information about ongoing federal investigations. Based on our continuing investigations and information that has become available to us, we now believe the sponsor did commit fraud through these tax credit funds and that all of the tax credits and other tax benefits related to those investments are not valid.
Note 6 Loss and Loss Adjustment Expense Reserves — Activity in the loss and loss adjustment expense reserves is summarized as follows:

	March 31,
(millions)	2019	2018
Balance, Beginning of period	$15,400.8	$13,086.9
Less reinsurance recoverables on unpaid losses	2,572.7	2,170.1
Net balance, Beginning of period	12,828.1	10,916.8
Incurred related to:
Current year	5,616.4	4,815.2
Prior years	142.6	55.6
Total incurred	5,759.0	4,870.8
Paid related to:
Current year	2,517.5	2,217.8
Prior years	2,901.4	2,377.8
Total paid	5,418.9	4,595.6
Net balance, End of period	13,168.2	11,192.0
Plus reinsurance recoverables on unpaid losses	2,708.4	2,137.0
Balance, End of period	$15,876.6	$13,329.0

We experienced unfavorable reserve development of $142.6 million and $55.6 million for the first quarter of 2019 and 2018, respectively, which is reflected as “Incurred related to prior years” in the table above.
First Quarter 2019

•	About 40% of the unfavorable prior year reserve development was attributable to accident year 2018, 15% to accident year 2017, and the remainder to accident years 2016 and prior.

•
Our personal auto products incurred about $111 million of unfavorable loss and loss adjustment expense (LAE) reserve development, with the Agency and Direct auto businesses each contributing about half. The unfavorable development was primarily attributable to late reported losses occurring late 2018 but not reported until 2019, a higher than anticipated frequency of reopened personal injury protection (PIP) claims, primarily in Florida, and increased injury severity reflecting higher medical costs.

•
Our Commercial Lines and special lines businesses experienced about $22 million and $8 million of unfavorable development, respectively, and our Property business had minimal unfavorable development during the first quarter.

First Quarter 2018

•	The unfavorable prior year reserve development was attributable to accident years 2017 and 2016, with accident years 2015 and prior recognizing $6 million of favorable development.

•
Our personal auto businesses incurred about $35 million of unfavorable LAE reserve development, with Agency and Direct auto businesses contributing $24 million and $11 million, respectively. The unfavorable development was primarily due to an increase in reopened PIP claims.

•	Our Commercial Lines business experienced $19 million of unfavorable development primarily due to late reported losses and higher LAE than anticipated.

•	Our Property business recognized minimal unfavorable development of $2 million.

Note 7 Supplemental Cash Flow Information — Cash and cash equivalents include bank demand deposits and daily overnight reverse repurchase commitments of funds held in bank demand deposit accounts on ARX’s subsidiaries. The amount of reverse repurchase commitments held by ARX’s subsidiaries at March 31, 2019 and 2018, and December 31, 2018, were $185.6 million, $166.6 million, and $117.3 million, respectively.
Restricted cash on our consolidated balance sheets represents cash that is restricted to pay flood claims under the National Flood Insurance Program’s “Write Your Own” program, for which subsidiaries of ARX are administrators.
During the first quarter 2019, non-cash activity includes declared but unpaid common share dividends of $58.4 million (see Note 9 – Dividends for further discussion) and operating lease liabilities arising from obtaining right-of-use assets of $10.9 million (see Note 14 – Leases for further discussion).
We paid the following in the respective periods:

	Three Months Ended March 31,
(millions)	2019	2018
Income taxes	$20.0	$0
Interest	53.3	33.3
Operating lease liabilities	18.8	NA

NA=Not Applicable

Note 8 Segment Information — Our Personal Lines segment writes insurance for personal autos and recreational vehicles (our special lines products). Our Commercial Lines segment writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets. Our Property segment writes residential property insurance for homeowners, other property owners, and renters. Our other indemnity businesses include our run-off businesses. Our service businesses provide insurance-related services, including processing Commercial Automobile Insurance Procedures/Plans (CAIP) business and serving as an agent for homeowners, general liability, and workers’ compensation insurance, among other products, through our programs with ASI and unaffiliated insurance companies. All segment revenues are generated from external customers; all intercompany transactions are eliminated in consolidation.

Following are the operating results for the respective periods:

	Three Months Ended March 31,
	2019		2018
(millions)	Revenues	Pretax Profit (Loss)	Revenues	Pretax Profit (Loss)
Personal Lines
Agency	$3,508.5	$453.0	$3,063.8	$409.1
Direct	3,576.3	321.9	3,016.3	298.0
Total Personal Lines[1]	7,084.8	774.9	6,080.1	707.1
Commercial Lines	1,013.0	166.6	808.6	94.8
Property[2]	362.0	7.7	285.3	28.5
Other indemnity	0	0	0	0.2
Total underwriting operations	8,459.8	949.2	7,174.0	830.6
Fees and other revenues[3]	130.2	NA	103.8	NA
Service businesses	42.6	4.5	34.2	4.9
Investments[4]	667.4	661.2	118.1	112.1
Interest expense	NA	(47.4)	NA	(36.8)
Consolidated total	$9,300.0	$1,567.5	$7,430.1	$910.8
NA = Not applicable
1 Personal auto insurance accounted for 94% of the total Personal Lines segment net premiums earned during the three months ended March 31, 2019 and 2018; insurance for our special lines products (e.g., motorcycles, ATVs, RVs, watercraft, and snowmobiles) accounted for the balance of the Personal Lines net premiums earned.
2 For the three months ended March 31, 2019 and 2018, pretax profit (loss) includes $17.9 million and $18.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX. Although this expense is included in our Property segment, it is not reported in the consolidated results of ARX and, therefore, does not affect the value of net income attributable to noncontrolling interest.
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

	Three Months Ended March 31,
	2019		2018
	Underwriting Margin	Combined Ratio	Underwriting Margin	Combined Ratio
Personal Lines
Agency	12.9%	87.1	13.4%	86.6
Direct	9.0	91.0	9.9	90.1
Total Personal Lines	10.9	89.1	11.6	88.4
Commercial Lines	16.4	83.6	11.7	88.3
Property[1]	2.1	97.9	10.0	90.0
Total underwriting operations	11.2	88.8	11.6	88.4

1 Included in the three months ended March 31, 2019 and 2018, is 5.0 points and 6.3 points, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX.

Note 9 Dividends
Common Share Dividends
In the first quarter 2019, the Board of Directors declared a dividend of $0.10 per common share, or an estimated $58.4 million in the aggregate, payable April 15, 2019, to shareholders of record at the close of business on April 5, 2019. The Board expects to declare regular, quarterly common share dividends and, on at least an annual basis, to consider declaring an additional common share dividend.
Prior to 2019, we had a policy of paying an annual variable dividend (see Note 14 - Dividends in our 2018 Annual Report to Shareholders). Following is a summary of our common share dividends that were declared in 2018 and 2017 under that policy:

(millions, except per share amounts)			Amount of Common Share Dividends
Dividend Type	Declared	Paid	Per Share	Accrued[1]	Paid[1]
Annual – Variable	December 2018	February 2019	$2.5140	$1,467.9	$1,467.9
Annual – Variable	December 2017	February 2018	1.1247	655.1	654.9
1 Variance between accrued and paid, if any, reflects the difference between the number of estimated and actual shares outstanding as of the record date.
Preferred Share Dividends
During the first quarter of 2019, the Board declared, and we paid, a $26.875 per share, or $13.4 million, dividend on our Series B Fixed-to-Floating Rate Cumulative Perpetual Serial Preferred Shares, without par value (the “Series B Preferred Shares”). There are 500,000 Series B Preferred Shares outstanding, which are cumulative and have a liquidation preference of $1,000 per share (the “stated amount”). Holders of the Series B Preferred Shares will be entitled to receive cumulative cash dividends semi-annually in March and September, if and when declared by the Board of Directors. Until March 15, 2023 (the “fixed-rate period”), the annual dividend rate is fixed at 5.375% of the stated amount per share. Beginning March 15, 2023, the annual dividend rate switches to a floating rate equal to the three-month LIBOR rate (or, if LIBOR is not available, a substitute rate determined in accordance with the terms of the Series B Preferred Shares) plus a spread of 2.539% applied to the stated amount per share. After the fixed-rate period and up until redemption of the Series B Preferred Shares, the dividends would be payable quarterly, if and when declared by the Board of Directors. The Series B Preferred Shares are perpetual and have no stated maturity date. After the fixed-rate period, we may redeem the Series B Preferred Shares at the stated amount plus all accrued and unpaid dividends.

Note 10 Other Comprehensive Income (Loss) — The components of other comprehensive income (loss), including reclassification adjustments by income statement line item, were as follows:

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2018	$(153.0)	$32.1	$(120.9)	$(105.6)	$(17.2)	$1.9
Other comprehensive income (loss) before reclassifications:
Investment securities	414.5	(87.0)	327.5	327.5	0	0
Forecasted transactions	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	(2.9)	0.6	(2.3)	0	0	(2.3)
Total other comprehensive income (loss) before reclassifications	411.6	(86.4)	325.2	327.5	0	(2.3)
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0
Net realized gains (losses) on securities	33.4	(7.0)	26.4	26.4	0	0
Interest expense	(0.3)	0.1	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	33.1	(6.9)	26.2	26.4	(0.2)	0
Total other comprehensive income (loss)	378.5	(79.5)	299.0	301.1	0.2	(2.3)
Balance at March 31, 2019	$225.5	$(47.4)	$178.1	$195.5	$(17.0)	$(0.4)

				Components of Changes in Accumulated Other Comprehensive Income (after tax)
(millions)	Pretax total accumulated other comprehensive income (loss)	Total tax (provision) benefit	After tax total accumulated other comprehensive income (loss)	Total net unrealized gains (losses) on securities	Net unrealized gains (losses) on forecasted transactions	(Income) loss attributable to NCI
Balance at December 31, 2017	$1,977.8	$(695.6)	$1,282.2	$1,295.0	$(14.8)	$2.0
Cumulative effect adjustment	(2,006.0)	705.8	(1,300.2)	(1,300.2)	0	0
Reclassification of disproportionate amounts	0	(4.3)	(4.3)	(1.1)	(3.2)	0
Adjusted balance at December 31, 2017	(28.2)	5.9	(22.3)	(6.3)	(18.0)	2.0
Other comprehensive income (loss) before reclassifications:
Investment securities	(203.4)	42.8	(160.6)	(160.6)	0	0
Forecasted transactions	0	0	0	0	0	0
Loss attributable to noncontrolling interest (NCI)	5.1	(1.1)	4.0	0	0	4.0
Total other comprehensive income (loss) before reclassifications	(198.3)	41.7	(156.6)	(160.6)	0	4.0
Less: Reclassification adjustment for amounts realized in net income by income statement line item:
Net impairment losses recognized in earnings	0	0	0	0	0	0
Net realized gains (losses) on securities	(7.7)	1.6	(6.1)	(6.1)	0	0
Interest expense	(0.2)	0	(0.2)	0	(0.2)	0
Total reclassification adjustment for amounts realized in net income	(7.9)	1.6	(6.3)	(6.1)	(0.2)	0
Total other comprehensive income (loss)	(190.4)	40.1	(150.3)	(154.5)	0.2	4.0
Balance at March 31, 2018	$(218.6)	$46.0	$(172.6)	$(160.8)	$(17.8)	$6.0
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
The nature and volume of litigation to which The Progressive Corporation is subject is similar to that which was disclosed in Note 12 – Litigation in our 2018 Annual Report to Shareholders.
We plan to contest the pending lawsuits vigorously, but may pursue settlement negotiations in some cases, as we deem appropriate. The outcomes of pending cases are uncertain at this time. We establish accruals for these lawsuits when it is probable that a loss has been or will be incurred and we can reasonably estimate potential loss exposure, which may include a range of loss. As to lawsuits for which the loss is considered neither probable or estimable, or is considered probable but not estimable, we do not establish an accrual. Nevertheless, we continue to evaluate this pending litigation to determine if any losses not deemed probable and estimable become so, at which point we would establish an accrual at our best estimate of the loss or range of loss.

With respect to our pending lawsuits that are not related to claims under insurance policies, the accruals that we have established, if any, were not material at March 31, 2019 or 2018, and there were no material settlements during the first three months of 2019 or 2018. For most of these lawsuits, we do not consider any losses to be both probable and estimable, and we are unable to estimate a meaningful range of loss, if any, at this time, due to the factors discussed in Note 12 – Litigation in our 2018 Annual Report to Shareholders. In the event that any one or more of these lawsuits results in a substantial judgment against or settlement by us, or if our accruals (if any) prove to be inadequate by a significant amount, the resulting liability could have a material adverse effect on our consolidated financial condition, cash flows, and/or results of operations. For a further discussion on our pending litigation and related reserving policies, see Note 12 – Litigation in our 2018 Annual Report to Shareholders.
Note 12 Redeemable Noncontrolling Interest — In connection with the April 2015 acquisition of a controlling interest in ARX, The Progressive Corporation entered into a stockholders’ agreement with the other ARX stockholders. Pursuant to the stockholders’ agreement, the minority ARX stockholders “put” a portion of their ARX shares to Progressive in 2018, and have the right to put all of their remaining shares to Progressive in 2021. During 2018, minority ARX stockholders put 204,527 shares, including 5,483 shares that were issued upon the exercise of outstanding stock options. Progressive acquired these additional shares, in a cash transaction, for a total cost of $295.9 million. If ARX stockholders do not put all of their shares to Progressive in 2021, Progressive has the ability to “call” all of the outstanding shares shortly thereafter and to bring its ownership stake to 100% in 2021. See Note 15 – Redeemable Noncontrolling Interest in our 2018 Annual Report to Shareholders for a discussion of the purchase price for shares to be purchased by Progressive pursuant to these put or call rights. At March 31, 2019, Progressive’s share ownership interest in ARX was 86.8%.
Since these securities are redeemable upon the occurrence of an event that is not solely within the control of Progressive, we have recorded the redeemable noncontrolling interest (NCI) as mezzanine equity on our consolidated balance sheets, which represents the minority shares at the current estimated purchase price pursuant to the put and call provisions of the stockholders’ agreement. The estimated purchase price is based, in part, on the change in tangible net book value of ARX from December 31, 2014, to the balance sheet dates.
In addition to these minority shares, at March 31, 2019, ARX employees held options to purchase 16,067 ARX shares. These options and any shares issued upon exercise are subject to the stockholders’ agreement, including the “put” and “call” rights described above. Until the options are exercised, the underlying obligation of approximately $23.8 million is not recorded as part of redeemable NCI. See Note 9 – Employee Benefit Plans in our 2018 Annual Report to Shareholders for a discussion of our employee stock options.
The changes in the components of redeemable NCI were:

(millions)	March 31, 2019	March 31, 2018	December 31, 2018
Balance, Beginning of period	$214.5	$503.7	$503.7
Net income attributable to NCI	4.4	11.8	5.7
Other comprehensive income (loss) attributable to NCI[1]	2.3	(4.0)	(3.3)
Exercise of employee stock options	0	1.4	9.4
Purchase/change of ARX minority shares	0	0	(298.2)
Change in redemption value of NCI	0	1.3	(2.8)
Balance, End of period	$221.2	$514.2	$214.5
1Amount represents the other comprehensive income (loss) attributable to NCI, as reflected on the the Consolidated Statements of Comprehensive Income; any reclassification to accumulated other comprehensive income (loss) attributable to NCI due to a change in the minority ownership percentage does not impact the amount of redeemable NCI.
Note 13 Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2019, there were no changes to the carrying amount of goodwill. No accumulated goodwill impairment losses exist.

Intangible Assets
The following table is a summary of the net carrying amount of other intangible assets:

(millions)	March 31, 2019	March 31, 2018	December 31, 2018
Intangible assets subject to amortization	$264.3	$336.2	$282.2
Indefinite-lived intangible assets[1]	12.4	12.4	12.4
Total	$276.7	$348.6	$294.6

1 Indefinite-lived intangible assets are comprised of state insurance and agent licenses. State insurance licenses were previously subject to amortization under superseded accounting guidance and have $0.6 million of accumulated amortization for all periods presented.

Intangible assets subject to amortization consisted of the following:

(millions)	March 31, 2019			March 31, 2018			December 31, 2018
Category	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Policies in force	$256.2	$146.4	$109.8	$256.2	$109.8	$146.4	$256.2	$137.3	$118.9
Agency relationships	159.2	45.5	113.7	159.2	34.2	125.0	159.2	42.6	116.6
Software rights	79.1	42.7	36.4	79.1	32.1	47.0	79.1	40.1	39.0
Trade name	34.8	30.4	4.4	34.8	17.0	17.8	34.8	27.1	7.7
Total	$529.3	$265.0	$264.3	$529.3	$193.1	$336.2	$529.3	$247.1	$282.2

Amortization expense was $17.9 million and $18.0 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the remaining average life of all of our intangible assets is 3.7 years.
Note 14 Leases — We have certain noncancelable operating leases for office space, computer equipment, and vehicles, all with expected terms greater than one year, that are reported as a component of “other assets” and “accounts payable, accrued expenses, and other liabilities” in our 2019 consolidated balance sheet, at March 31, 2019. The leased assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. We use an incremental borrowing rate to calculate the present value of the remaining lease payments. At March 31, 2019, we had operating lease assets of $201.6 million and operating lease liabilities of $211.4 million.
At March 31, 2019, the following table shows our operating lease liabilities, on an undiscounted basis for the periods indicated, along with key inputs used to discount our lease liabilities, in accordance with the new accounting standard adopted on January 1, 2019 (see Note 15 – New Accounting Standard for further discussion):

(millions)
2019 (excluding the three months ended March 31, 2019)	$55.3
2020	72.7
2021	56.3
2022	25.6
2023	9.6
Thereafter	4.4
Total	$223.9
Interest	(12.5)
Present value of lease liabilities	$211.4
Weighted-average remaining term	3.2 years
Weighted-average discount rate	3.5%

We had certain noncancelable operating lease commitments with lease terms greater than one year for property and computer equipment. The minimum commitments under these agreements at December 31, 2018, were as follows:

(millions)	Commitments
2019	$64.1
2020	65.5
2021	52.8
2022	24.3
2023	8.5
Thereafter	3.8
Total	$219.0

We review contracts at inception to determine if it contains a lease and whether the lease qualifies as an operating or financing lease. Operating leases are expensed on a straight-line basis over the term of the lease. For the three months ended March 31, 2019, we incurred operating lease costs of $24.0 million. In determining the lease term, we consider the probability of exercising renewal options. We have elected to account for leases with both lease and non-lease components as a single lease component and to apply a portfolio approach to account for our vehicle leases.
Note 15 New Accounting Standards

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

In August 2018, the FASB issued an ASU, which amends the disclosure requirements for fair value measurements. The ASU requires companies to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU also removes current disclosure requirements for the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, and should be applied prospectively for the additions to the disclosure requirements and applied retrospectively to all periods presented for all other amendments. As permitted by the ASU, we elected to partially early adopt the removal of current disclosure requirements and will adopt the new disclosure requirements as of the effective date. We do not expect this standard to have an impact on our financial condition, cash flows, or results of operations.

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

In June 2016, the FASB issued an ASU intended to improve the timing, and enhance the accounting and disclosure, of credit losses on financial assets. Additionally, this update will modify the existing accounting guidance related to the impairment evaluation for available-for-sale debt securities and will result in the creation of an allowance for credit losses as a contra asset account. The ASU will require cumulative-effect changes to retained earnings in the period of adoption, if any occur, and will also require prospective changes on previously recorded impairments. This ASU is effective for fiscal years (including interim periods within those fiscal years) beginning after December 15, 2019 (2020 for calendar-year companies), with early adoption permissible (including interim periods within that fiscal year) beginning after December 15, 2018 (2019 for calendar-year companies). While the ASU creates additional accounting complexities related to the recognition of the impairment losses, and subsequent recoveries, through an allowance for credit losses account, we currently do not expect the ASU to have a material impact on our current method of evaluating securities or reinsurance recoverables for credit losses or the timing or recognition of the amounts of the impairment losses.

Adopted

On January 1, 2019, we adopted the ASU which required lessees to report their operating leases as both an asset and liability on the statement of financial position and to disclose key information about leasing arrangements in the financial statement footnotes. We are reporting our operating leased assets and liabilities as a component of “other assets” and “accounts payable, accrued expenses, and other liabilities,” respectively. We did not restate prior year information. Upon adoption of the ASU, based on our lease portfolio on January 1, 2019, and after applying the practical expedient under which we were not required to reassess any of our existing contracts, classification of our leases, or the initial direct costs for existing leases, we recorded a transition adjustment of $213.0 million for leased assets and $217.6 million for liabilities. The adoption of this ASU had no impact on our results of operations or cash flows. See Note 14 – Leases for further information.

On January 1, 2019, we adopted the ASU related to premium amortization on purchased callable debt securities. Under the ASU, the premium is required to be amortized to the earliest call date, which more closely aligns interest income recorded on bonds held at a premium with the economics of the underlying instrument. We applied the ASU on a modified retrospective basis, as required under the standard. Since we have historically used a yield-to-worst scenario for our securities that were purchased at a premium, and the first call on a premium security most often produces the lowest and most conservative yield, the adoption of this standard did not have an impact on our financial condition, cash flows, or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

I. OVERVIEW
The Progressive Corporation’s insurance subsidiaries recognized strong growth in both premiums and policies in force in the first quarter 2019, compared to the same period last year. During the quarter, we generated $9.2 billion of net premiums written, 16% more than the first quarter last year. In addition, companywide net premiums earned increased 18%. We ended the quarter with 21.1 million total policies in force, an 11% increase over the same period last year.
On a year-over-year basis, net income attributable to Progressive increased 50%. Our underwriting profit increased 14% quarter-over-prior-year quarter. However, the primary driver of the increase in net income was the significant amount of net realized gains we recognized during the first quarter 2019, compared to net realized losses for the same period last year, reflecting $392.7 million of net holding period gains this quarter, primarily on our equity securities, versus $155.2 million of holding period losses in the first quarter last year. Comprehensive income attributable to Progressive increased 143% due to unrealized gains in our fixed-maturity securities during the first quarter 2019, compared to unrealized losses in the same period last year.
During the first quarter 2019, our effective tax rate was 30.9%, compared to 19.9% for the same period last year. During the quarter, we increased our provision for income taxes $156.1 million, principally reflecting the total reversal of the tax credits and other tax benefits previously recognized from certain renewable energy investments, plus interest. From 2016 to 2018, we invested in federal renewable energy tax credit funds. In late December 2018 and during the first two months of 2019, we learned of allegations of potential fraudulent conduct by the sponsor of three of these tax credit fund investments, including information about ongoing federal investigations. Based on our continuing investigations and information that has become available to us, we now believe the sponsor did commit fraud through these three tax credit funds and that all of the tax credits and other tax benefits related to those investments are not valid. In addition, we concluded that our investments in those funds will not generate the cash flows that we anticipated and accordingly wrote down our remaining investment in the amount of $24.3 million, which is part of the net realized gains discussed above.
During the first quarter 2019, our total capital (debt plus shareholders’ equity) increased $1.3 billion, to $16.5 billion, primarily reflecting the increase in comprehensive income during the quarter.
A. Insurance Operations
During the first quarter 2019, our Personal Lines, Commercial Lines, and Property operating segments all generated underwriting profitability, reporting profit margins of 10.9%, 16.4%, and 2.1%, respectively. Our Property underwriting margin included 5.0 points of amortization expense, predominately related to our acquisition of a controlling interest in ARX Holding Corp. (ARX) in 2015. Our special lines products were also profitable in the first quarter and favorably impacted our total Personal Lines combined ratio by about 1.6 points, since the special lines products are used less in the colder weather months.
On a year-over-year basis, our total catastrophe losses as a percent of earned premiums were fairly consistent, while our unfavorable prior accident year development was 0.9 points greater in the first quarter 2019. Our overall incurred personal auto frequency was down 3.0%, while severity was up 7.8%. The increase in severity primarily reflects increased medical costs, reopened personal injury protection claims, and higher repair costs for newer vehicles. While we largely priced for the increase in severity, we were not anticipating the magnitude of the continued decrease in frequency, which contributed to our underwriting profitability in the quarter.
All three of our segments contributed to our solid premium and policies in force growth on a year-over-year basis. Our companywide net premiums written grew 16%, with Personal Lines growing 14%, Commercial Lines 26%, and Property 19%, reflecting both an increase in rate and volume.
During the first quarter, on a year-over-year basis, our written premium per policy for our personal auto businesses increased about 3%, primarily reflecting a shift in the mix of business toward higher premium coverages and the minimal rate increases we took during the last 12 months. Written premium per policy increased 3% for our special lines products and increased 15% for our Commercial Lines business. The Commercial Lines increase reflects shifts in our mix of businesses to higher premium market tiers, as well as rate actions taken throughout 2018. Written premium per policy for the Property business was flat, reflecting rate increases offset by a mix shift to lower average premium policies. We continue earning in previous rate level increases taken in our Property business during 2018, to help meet our profitability targets.
During the first quarter, total new personal auto applications (i.e., issued policies) increased 8% on a year-over-year basis, including a 9% and 8% increase in our Agency auto and Direct auto businesses, respectively. We continued to generate new business application growth in our bundled auto and home customers (i.e., Robinsons) in both the Agency and Direct channels. Although we experienced solid year-over-year new application growth in our auto products in the first quarter 2019, the rate of growth is lower than we experienced in the first quarter last year, in part reflecting our competitors lowering rates and what we believe are signs of a softening marketplace. Nevertheless, we continue to believe that we are well positioned with competitive product offerings and will continue to spend on marketing when we believe that it is an efficient use of our dollars. New applications for our special lines products were up 4% during the first quarter 2019, compared to the same period last year.
For the Commercial Lines business, new applications increased 11% on a year-over-year basis during the first quarter 2019. We had some underwriting restrictions in place during the first quarter last year, most of which were lifted during the second quarter 2018. We will continue to monitor our rate levels with a view toward continuing to manage profitably while providing high-quality customer service.
The Property business had a 3% increase in new applications for the first quarter 2019, compared to an 85% increase in new applications for the same period last year. Throughout 2017 and 2018, we increased our state footprint in the Property business and, in addition, we generated additional new applications when an unaffiliated carrier stopped offering homeowners insurance through our in-house agency in 2018.
We ended the first quarter 2019 with over 21 million companywide policies in force, which included 13.9 million personal auto policies in force. Our Personal Lines policies in force grew 11%, or 1.8 million policies, over the same period last year, with Agency auto and Direct auto growing 12% and 15%, respectively, and our special lines products policies in force growing 3%. Our Commercial Lines business policies in force grew 8% and the Property business grew 21%.
To grow policies in force, it is critical that we retain our customers for longer periods. Consequently, increasing retention is one of our most important priorities. Our efforts to increase our share of multi-product households continue to be a key initiative to support that goal. Policy life expectancy, which is our actuarial estimate of the average length of time that a policy will remain in force before cancellation or lapse in coverage, is our primary measure of customer retention in our vehicle businesses. Our trailing 12-month total auto policy life expectancy was down 1% over last year and our trailing 3-month total auto policy life expectancy, which does not address seasonality and can reflect more volatility, was down 2%. Our Agency auto trailing 12-month policy life expectancy was up 1%, while Direct auto was down 3%. Both special lines and Commercial Lines trailing 12-month policy life expectancy decreased 3% year over year. The decline in policy life expectancy growth is due, in part, to targeted underwriting changes introduced in our new product model during 2018. We expect the unfavorable impact from these targeted underwriting changes to continue through the second quarter 2019. We remain focused in our retention efforts and are also continuing to make investments to improve the customer experience in an effort to lengthen retention.
B. Investments

The fair value of our investment portfolio was $34.5 billion at March 31, 2019. Our asset allocation strategy is to maintain 0%-25% of our portfolio in Group I securities, with the balance (75%-100%) of our portfolio in Group II securities (the securities allocated to Group I and II are defined below under Results of Operations – Investments). At both March 31, 2019 and December 31, 2018, 14% of our portfolio was allocated to Group I securities and 86% to Group II securities.
Our recurring investment income generated a pretax book yield of 3.1% for the first quarter 2019, compared to 2.6% for the same period in 2018. The increase in portfolio yields was a result of significant cash inflows from our issuance of debt and preferred stock, strong profitability from our insurance operations, and portfolio turnover through maturities, calls, and paydowns. As interest rates rose in 2018, we opportunistically increased our duration in the fourth quarter, enabling us to invest the cash proceeds at yields in excess of the portfolio’s average yield. Our investment portfolio produced a fully taxable equivalent (FTE) total return of 3.2% for the first quarter 2019, compared to (0.3)% for the same period in 2018. Our fixed-income and common stock portfolios had FTE total returns of 2.3% and 13.3%, respectively, for the first quarter 2019, compared to (0.3)% and (0.3)%, respectively, last year. We generated a positive return in the fixed-income portfolio this quarter as interest rates declined resulting in valuation increases of our securities. The equity market recovered from a sharp fourth quarter decline, which resulted in the positive equity return during the quarter.
At March 31, 2019, the fixed-income portfolio had a weighted average credit quality of AA- and a duration of 2.6 years, compared to AA- and 2.8 years, respectively, at December 31, 2018. We shortened our portfolio duration modestly during the quarter in response to lower interest rates. Our duration remains below the mid-point of our range as a means to limit a decline in portfolio value from a significant increase in rates from current levels.

II. FINANCIAL CONDITION
A. Liquidity and Capital Resources
Progressive’s insurance operations create liquidity by collecting and investing premiums from new and renewal business in advance of paying claims. Operations generated positive cash flows of about $1.9 billion and $1.7 billion for the first three months of 2019 and 2018, respectively, as premiums collected increased at a faster rate than paid losses.
As discussed above, during the first quarter 2019, we increased our tax provision $156.1 million, which represented the reversal of the total tax credits and other tax benefits, including interest, previously recognized from certain renewable energy investments that we invested in from 2016 to 2018 (see Note 5 – Income Taxes for further discussion). We do not expect payment of this additional tax liability to have a material impact on our liquidity. Any future recoveries related to these investments is uncertain at this time and will be recognized as received.
Our total capital (debt plus shareholders’ equity) was $16.5 billion, at book value, at March 31, 2019, compared to $14.2 billion at March 31, 2018, and $15.2 billion at December 31, 2018. The increase since year end primarily reflects the increase in comprehensive income during that period.
Our debt-to-total capital ratio remained below 30% during all reported periods, consistent with our financial policy. This ratio, which reflects debt as a percent of debt plus shareholders’ equity and excludes redeemable noncontrolling interest, was 26.7% at March 31, 2019, 27.2% at March 31, 2018, and 28.9% at December 31, 2018.
During the first quarter 2019, we deployed capital through share repurchases and dividends. We spent $26.1 million to repurchase 429,437 common shares, pursuant to our equity compensation plans; we did not repurchase any of our common shares in the open market. During the first quarter, our Board of Directors declared dividends on both our Series B Preferred Shares and our common shares. The Series B Preferred Share dividend of $13.4 million was paid during the quarter, while the common share dividend of $0.10 per common share, or $58.4 million in the aggregate, was paid in April 2019. During the first quarter 2019, we also paid the $2.5140 common share dividend declared in 2018, for a total payout of $1,467.9 million.
We seek to deploy capital in a prudent manner and use multiple data sources and modeling tools to estimate the frequency, severity, and correlation of identified exposures, including, but not limited to, catastrophic and other insured losses, natural disasters, and other significant business interruptions, to estimate our potential capital needs. During the first three months of 2019 and at all times during 2018, our total capital exceeded the sum of our regulatory capital layer plus our self-constructed extreme contingency layer, as described in our Annual Report to Shareholders for the year ended December 31, 2018. Based upon our capital planning and forecasting efforts, we believe that we have sufficient capital resources and cash flows from operations to support our current business, scheduled principal and interest payments on our debt, dividends on common shares and Series B Preferred Shares, our contractual obligations, and other expected capital requirements for the foreseeable future.
Our unsecured discretionary line of credit (the “Line of Credit”) with PNC Bank, National Association, in the maximum principal amount of $250 million was renewed during April 2019, on the same terms and conditions, and will expire on April 30, 2020. We did not engage in short-term borrowings, including any borrowings under our discretionary Line of Credit, to fund our operations or for liquidity purposes during the reported periods.
B. Commitments and Contingencies
Contractual Obligations
During the first three months of 2019, our contractual obligations have not changed materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance-Sheet Arrangements
Our off-balance-sheet leverage includes purchase obligations. Beginning January 1, 2019, we adopted new accounting guidance eliminating off-balance-sheet accounting treatment for operating leases (see Note 14 – Leases and Note 15 – New Accounting Standards for further discussion). There have been no other material changes in off-balance-sheet items from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

III. RESULTS OF OPERATIONS – UNDERWRITING
A. Segment Overview
We report our underwriting operations in three segments: Personal Lines, Commercial Lines, and Property. As a component of our Personal Lines segment, we report our Agency and Direct business results to provide further understanding of our products by distribution channel. Our other indemnity businesses include our run-off businesses.
The following table shows the composition of our companywide net premiums written, by segment, for the respective periods:

	Three Months Ended March 31,
	2019	2018
Personal Lines
Agency	40%	42%
Direct	43	43
Total Personal Lines[1]	83	85
Commercial Lines	13	11
Property	4	4
Total underwriting operations	100%	100%
1 Personal auto insurance accounted for 95% of the total Personal Lines segment net premiums written during the three months ended March 31, 2019 and 2018; insurance for our special lines products accounted for the balance.
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
Our Commercial Lines business writes primary liability, physical damage, and other auto-related insurance for automobiles and trucks owned and/or operated predominantly by small businesses. The majority of our Commercial Lines business is written through the independent agency channel. The amount of business written through the direct channel continues to grow and represented about 16% of premiums written for the first quarter 2019. We write Commercial Lines business in all 50 states and our policies are primarily written for 12-month terms.
Our Property business writes residential property insurance for single family homes, condominium unit owners, renters, etc., and primarily consists of the operations of the ARX organization. We write the majority of our Property business through the independent agency channel; however, we continue to expand the distribution of our Property product offerings in the direct channel. Property policies are written for 12-month terms. We write residential property insurance in 43 states and the District of Columbia, renters insurance in 45 states and the District of Columbia, and flood insurance in 44 states and the District of Columbia. Our flood insurance is written primarily through the National Flood Insurance Program. Florida and Texas remain the largest states for the Property business, together comprising about 40% of the first quarter written premium volume.

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

	Three Months Ended March 31,
	2019		2018
	Underwriting Profit (Loss)		Underwriting Profit (Loss)
($ in millions)	$	Margin	$	Margin
Personal Lines
Agency	$453.0	12.9%	$409.1	13.4%
Direct	321.9	9.0	298.0	9.9
Total Personal Lines	774.9	10.9	707.1	11.6
Commercial Lines	166.6	16.4	94.8	11.7
Property[1]	7.7	2.1	28.5	10.0
Other indemnity[2]	0	NM	0.2	NM
Total underwriting operations	$949.2	11.2%	$830.6	11.6%
1 For the three months ended March 31, 2019 and 2018, pretax profit (loss) includes $17.9 million and $18.0 million, respectively, of amortization expense predominately associated with the acquisition of a controlling interest in ARX.
2 Underwriting margins for our other indemnity businesses are not meaningful (NM) due to the lack of premiums earned by, and the variability of loss costs in, such businesses.
Our underwriting profit margin was slightly lower in the first quarter of 2019, compared to the same periods last year. On a quarter-over-prior-year quarter, advertising spend increased 30% during the first quarter 2019, while our other underwriting costs saw increases consistent with our 18% increase in net premiums earned.

Further underwriting results for our Personal Lines business, including results by distribution channel, the Commercial Lines business, the Property business, and our underwriting operations in total, were as follows:

	Three Months Ended March 31,
Underwriting Performance[1]	2019	2018	Change
Personal Lines—Agency
Loss & loss adjustment expense ratio	67.8	67.5	0.3	pts.
Underwriting expense ratio	19.3	19.1	0.2	pts.
Combined ratio	87.1	86.6	0.5	pts.
Personal Lines—Direct
Loss & loss adjustment expense ratio	69.9	69.6	0.3	pts.
Underwriting expense ratio	21.1	20.5	0.6	pts.
Combined ratio	91.0	90.1	0.9	pts.
Total Personal Lines
Loss & loss adjustment expense ratio	68.9	68.6	0.3	pts.
Underwriting expense ratio	20.2	19.8	0.4	pts.
Combined ratio	89.1	88.4	0.7	pts.
Commercial Lines
Loss & loss adjustment expense ratio	62.7	67.4	(4.7	) pts.
Underwriting expense ratio	20.9	20.9	0	pts.
Combined ratio	83.6	88.3	(4.7	) pts.
Property
Loss & loss adjustment expense ratio	68.1	55.1	13.0	pts.
Underwriting expense ratio[2]	29.8	34.9	(5.1	) pts.
Combined ratio[2]	97.9	90.0	7.9	pts.
Total Underwriting Operations[3]
Loss & loss adjustment expense ratio	68.1	67.9	0.2	pts.
Underwriting expense ratio	20.7	20.5	0.2	pts.
Combined ratio	88.8	88.4	0.4	pts.
Accident year — Loss & loss adjustment expense ratio[4]	66.4	67.1	(0.7	) pts.
1 Ratios are expressed as a percentage of net premiums earned; fees and other revenues are netted with underwriting expenses in the ratio calculations.
2 Included in the three months ended March 31, 2019 and 2018, are 5.0 points and 6.3 points, respectively, of amortization expense predominately associated with our acquisition of a controlling interest in ARX. Excluding these additional expenses the Property business would have reported expense ratios of 24.8 and 28.6 and combined ratios of 92.9 and 83.7, respectively.
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

Losses and Loss Adjustment Expenses (LAE)

	Three Months Ended March 31,
(millions)	2019	2018
Change in net loss and LAE reserves	$340.1	$275.2
Paid losses and LAE	5,418.9	4,595.6
Total incurred losses and LAE	$5,759.0	$4,870.8
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
Our total loss and LAE ratio increased 0.2 points for the first quarter 2019, compared to the same period last year, primarily due to higher prior year accident development and higher severity, partially offset by higher average premiums and lower auto frequency.
The following table shows our consolidated catastrophe losses, excluding loss adjustment expenses, incurred during the periods:

	Three Months Ended March 31,
($ in millions)	2019		2018
Vehicle businesses	$46.3		$25.5
Property business, net of reinsurance (excluding ASL)	61.6		24.6
Reinsurance (recoverable)/reversal on ASL[1]	(36.0)		(0.8)
Property business, net	25.6		23.8
Total net catastrophe losses incurred	$71.9		$49.3
Increase to combined ratio	0.8	pts.	0.7	pts.
1 Represents the reinsurance recoverable recorded on the losses under our aggregate stop-loss agreements (ASL); see table below for further information.
In the first quarter 2019, on a gross basis, about half of the catastrophe losses were due to wind and hail storms in Texas. We have responded, and will continue to respond, promptly to catastrophic events when they occur in order to provide exemplary claims service to our customers.
We do not have catastrophe-specific reinsurance for our vehicle businesses. We reinsure most of our Property business against various risks, including, but not limited to, catastrophic losses through excess of loss reinsurance and an aggregate stop-loss agreement.
The table below reports the reinsurance recoverable activity under our aggregate stop-loss agreements (ASL) related to 2019 accident year losses and development on 2018 and 2017 accident year losses. The 2017 and 2018 ASL agreements cover Property losses and a portion of LAE known as allocated loss adjustment expenses (ALAE) except those from named storms (both hurricanes and tropical storms) and liability claims, for business written by ARX subsidiaries that write Property business. As such, it provides protection for losses and ALAE incurred by our Property business in the ordinary course, including those resulting from other significant severe weather events, such as hail, tornadoes, etc. These agreements provide $200 million of coverage to the extent that the net loss and LAE ratio for the full accident year exceeds 63%. While the 2019 ASL agreement has substantially the same terms as those described above, the 2019 ASL agreement also covers up to $100 million of retained losses and ALAE from named storms, to the extent we are below the aggregate $200 million coverage.

The following table shows the total reinsurance recoverables activity during 2019 and 2018, under the aggregate stop-loss agreement by accident year:

	Three Months Ended March 31,
($ in millions)	2019	2018
Reinsurance recoverable balance at January 1	$12.5	$4.6
Reinsurance recoverables recognized on losses
Accident year:
2019	36.3	NA
2018	0	0
2017	(0.3)	0.8
Total	36.0	0.8
Reinsurance recoverables recognized on ALAE
Accident year:
2019	3.2	NA
2018	0	0
2017	0.5	0
Total	3.7	0
Total reinsurance recoverables recognized
Accident year:
2019	39.5	NA
2018	0	0
2017	0.2	0.8
Total	39.7	0.8
Reinsurance Recoverable at March 31	$52.2	$5.4
NA = Not Applicable
In addition to the aggregate stop-loss agreements, our Property business is covered by multi-year catastrophe reinsurance contracts, which carry retention thresholds for losses and LAE from a single catastrophic event of $60 million (see Item 1 - Description of Business-Reinsurance in our Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion).
The following discussion of our severity and frequency trends in our personal auto businesses excludes comprehensive coverage because of its inherent volatility, as it is typically linked to catastrophic losses generally resulting from adverse weather. For our commercial auto products, the reported frequency and severity trends include comprehensive coverage. Comprehensive coverage insures against damage to a customer’s vehicle due to various causes other than collision, such as windstorm, hail, theft, falling objects, and glass breakage.
Total personal auto incurred severity (i.e., average cost per claim, including both paid losses and the change in case reserves) on a calendar-year basis increased about 8% for the three months ended March 31, 2019, compared to the same period last year. Following are the changes we experienced in severity in our auto coverages on a year-over-year basis:

•	Bodily injury increased about 8%, primarily due to increases in medical costs.

•	Personal injury protection (PIP) increased about 8%, primarily due to reopened claims.

•	Property damage and collision coverages both increased about 7%, in part due to an increase in the severity of total loss claims on younger vehicles and higher costs to repair newer vehicles.
It is a challenge to estimate future severity, especially for bodily injury and PIP claims, but we continue to monitor changes in the underlying costs, such as medical costs, health care reform, and jury verdicts, along with regulatory changes and other factors that may affect severity.
Our personal auto incurred frequency, on a calendar-year basis, decreased about 3% for the first quarter 2019, compared to the same period last year. Following are the frequency changes we experienced by coverage on a year-over-year basis:

•	Collision and PIP decreased about 4%.

•	Auto property damage and bodily injury decreased about 3%.

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
On a year-over-year basis, our commercial auto products incurred severity increased 11% and frequency decreased 4%. We are disclosing changes in commercial auto products severity and frequency using a trailing 12-month period and excluding our transportation network company (TNC) business. Using a trailing 12-month period mitigates the effects of month-to-month variability and addresses inherent seasonality trends in the commercial auto products. Since the loss patterns in the TNC business are not indicative of our other commercial auto products, disclosing severity and frequency trends without that business is more indicative of our overall experience. In addition to general trends in the marketplace, the increase in our commercial auto products severity reflects a shift in the mix of business to for-hire trucking, which has higher average severity than the business auto and contractor market tiers. The frequency decrease was in part due to continued product segmentation and underwriting restrictions, which created a mix shift toward more preferred, lower-frequency, business.
The table below presents the actuarial adjustments implemented and the loss reserve development experienced in the following periods on a companywide basis:

	Three Months Ended March 31,
($ in millions)	2019		2018
ACTUARIAL ADJUSTMENTS
Reserve decrease (increase)
Prior accident years	$(16.7)		$6.2
Current accident year	13.3		7.7
Calendar year actuarial adjustment	$(3.4)		$13.9
PRIOR ACCIDENT YEARS DEVELOPMENT
Favorable (unfavorable)
Actuarial adjustment	$(16.7)		$6.2
All other development	(125.9)		(61.8)
Total development	$(142.6)		$(55.6)
(Increase) decrease to calendar year combined ratio	(1.7	) pts.	(0.8	) pts.
Total development consists of both actuarial adjustments and “all other development.” The actuarial adjustments represent the net changes made by our actuarial staff to both current and prior accident year reserves based on regularly scheduled reviews. Through these reviews, our actuaries identify and measure variances in the projected frequency and severity trends, which allow them to adjust the reserves to reflect the current cost trends. For our Property business, 100% of the outstanding reserves are reviewed monthly and, as such, include any development on catastrophe losses as part of the actuarial adjustments. For the vehicle businesses, only a subset of our reserves is reviewed monthly as part of the actuarial adjustment process. Development for catastrophe losses for the vehicle businesses would be reflected in “all other development,” discussed below, to the extent they relate to prior year reserves. We report these actuarial adjustments separately for the current and prior accident years to reflect these adjustments as part of the total prior accident years development.
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
Our objective is to establish case and IBNR reserves that are adequate to cover all loss costs, while incurring minimal variation from the date the reserves are initially established until losses are fully developed. As reflected in the table above, we experienced unfavorable prior year development during the first quarter 2019. The unfavorable development was primarily attributable to higher than anticipated claims occurring in late 2018 but not reported until 2019, a higher than anticipated frequency of reopened PIP claims in our personal auto business, and increased injury severity. See Note 6 – Loss and Loss Adjustment Expense Reserves, for a more detailed discussion of our prior accident years development. We continue to focus on our loss reserve analysis, attempting to enhance accuracy and to further our understanding of our loss costs.

Underwriting Expenses
Progressive’s underwriting expenses increased 19% for the first quarter 2019, compared to the same period last year, primarily reflecting an increase in advertising spend. During the first quarter 2019, our advertising expenditures increased 30%, compared to the same period last year. We will continue to invest in advertising as long as we generate sales at a cost below the maximum amount we are willing to spend to acquire a new customer. Despite the increase in our total underwriting expenses, the underwriting expense ratio (i.e., policy acquisition costs and other underwriting expenses, net of fees and other revenues, expressed as a percentage of net premiums earned) was only 0.2 points higher for the three months ended March 31, 2019, compared to the same period last year, in part reflecting the increase in earned premium per policy we realized during the quarter.
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

	Three Months Ended March 31,
($ in millions)	2019	2018	% Growth
NET PREMIUMS WRITTEN
Personal Lines
Agency	$3,766.4	$3,335.3	13%
Direct	3,956.1	3,409.5	16
Total Personal Lines	7,722.5	6,744.8	14
Commercial Lines	1,165.2	926.9	26
Property	352.2	297.1	19
Total underwriting operations	$9,239.9	$7,968.8	16%
NET PREMIUMS EARNED
Personal Lines
Agency	$3,508.5	$3,063.8	15%
Direct	3,576.3	3,016.3	19
Total Personal Lines	7,084.8	6,080.1	17
Commercial Lines	1,013.0	808.6	25
Property	362.0	285.3	27
Total underwriting operations	$8,459.8	$7,174.0	18%

	March 31,
(thousands)	2019	2018	% Growth
POLICIES IN FORCE
Agency auto	6,609.1	5,909.1	12%
Direct auto	7,335.3	6,385.6	15
Total auto	13,944.4	12,294.7	13
Special lines[1]	4,402.1	4,286.2	3
Personal Lines — total	18,346.5	16,580.9	11%
Commercial Lines	711.6	659.0	8%
Property	2,002.3	1,651.0	21%
1 Includes insurance for motorcycles, watercraft, RVs, and similar items.
At March 31, 2019, we had approximately 2.2 million more policies in force than in the comparable period last year. The increase primarily reflects an increase in new applications.
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
D. Personal Lines
The following table shows our year-over-year changes for our Personal Lines business:

	Growth Over Prior Year Quarter
	2019	2018
APPLICATIONS
New	8%	21%
Renewal	12	11
WRITTEN PREMIUM PER POLICY - AUTO	3	5
RETENTION MEASURES - AUTO
Policy life expectancy
Trailing 3-months	(2)	14
Trailing 12-months	(1)	10
In our Personal Lines business, the increase in both new and renewal applications resulted primarily from increases in our personal auto products although our special lines products experienced increases in applications as well. In the auto businesses, the increase in new applications was primarily attributable to our competitive product offerings and position in the marketplace and reflects our increase in advertising spend during the first quarter of 2019. For the quarter, on a year-over-year basis, our auto new applications were up 8% and our special lines products were up 4%, with the Agency and Direct businesses contributing to both products relatively evenly. We continue to experience growth, albeit at slower rates than during the same period last year, as competitors lower rates and we are seeing signs of a softening marketplace.
We did take minimal rate increases in our auto businesses over the trailing 12-month period, which, in addition to a shift in business mix to higher-priced products, contributed to the increase we experienced in written premium per policy for the first quarter. Although we continue to believe that our Destination Era efforts, including our efforts to improve the customer experience, continue to have a positive impact on our retention, we saw both our trailing 3-month and 12-month retention measures decrease year-over-year. The decrease reflects targeted underwriting changes introduced in our new product models during 2018. We anticipate the effect of these changes will continue to unfavorably impact our policy life expectancy for the first half of 2019.
We report our Agency and Direct business results separately as components of our Personal Lines segment to provide further understanding of our products by distribution channel.
The Agency Business

	Growth Over Prior Year Quarter
	2019	2018
Auto: new applications	9%	19%
renewal applications	11	12
written premium per policy	3	5
Auto retention measures:
policy life expectancy - trailing 3-months	0	15
trailing 12-months	1	11
The Agency business includes business written by more than 35,000 independent insurance agencies that represent Progressive, as well as brokerages in New York and California. New and renewal applications increased during the first quarter 2019, primarily reflecting our competitiveness in the marketplace despite a softening market as many of our competitors lowered rates. During the quarter, we experienced a decrease in Agency auto quote volume of about 3%, with a rate of conversion (i.e., converting a quote to a sale) increase of about 12%, compared to the same period last year. We continued to experience strong policy in force growth in each of our consumer segments (e.g., inconsistently insured, consistently insured and maybe a renter, homeowners who do not bundle auto and home, and homeowners who bundle auto and home) and we continued to grow our new Agency auto applications across all consumer segments, except in our inconsistently insured segment, with the largest increase coming from our bundled auto and home product (i.e., Robinsons), albeit on a smaller base.
During the first quarter, we generated new auto application growth in 35 states and the District of Columbia, including five of our top 10 largest Agency states. Written premium per policy for new and renewal Agency auto business increased 5% and 3%, respectively, for first quarter 2019, as compared to the same period last year, primarily reflecting shifts in the mix of business along with the minimal rate increases previously discussed.
The Direct Business

	Growth Over Prior Year Quarter
	2019	2018
Auto: new applications	8%	31%
renewal applications	16	13
written premium per policy	3	4
Auto retention measures:
policy life expectancy - trailing 3-months	(5)	14
trailing 12-months	(3)	8
The Direct business includes business written directly by Progressive on the Internet, through mobile devices, and over the phone. New and renewal applications increased during the first quarter, primarily reflecting our competitiveness in the marketplace. During the quarter, we did not experience growth in our Direct auto quote volume, but saw the rate of conversion increase about 8% compared to the same period last year. During the quarter, we generated new Direct auto application growth in 39 states, including seven of our top 10 largest Direct states.
During the first quarter, we continued to grow our new Direct auto applications and policies in force across all consumer segments and, with the marketing investments that continued to target auto/home bundlers, we saw the highest growth in our Robinsons consumer segment. Written premium per policy for new and renewal Direct auto business increased 2% and 3%, respectively, as compared to the same periods last year, primarily reflecting shifts in the mix of business and the minimal rate increases previously discussed.
E. Commercial Lines

	Growth Over Prior Year Quarter
	2019	2018
New applications	11%	27%
Renewal applications	9	3
Written premium per policy	15	14
Policy life expectancy - trailing 12-months	(3)	(1)
Our Commercial Lines business operates in the business auto, for-hire transportation, contractor, for-hire specialty, tow, and for-hire livery markets and is primarily written in the agency channel. Commercial Lines experienced solid year-over-year new application growth in the first quarter 2019, reflecting an increase in both quote volume and conversion, a generally strong economy, and competitor rate increases. We continue to monitor the growth and profitability across all of our business market targets and will impose underwriting restrictions when we believe it is necessary to meet our profitability objectives. During 2018, we increased rates and experienced shifts in business mix, to higher premium segments, which continued into 2019, contributing to the increase in our written premium per policy during the first quarter. The decrease in policy life expectancy was also primarily attributable to the rate increases and prior year underwriting restrictions.
During the first quarter 2019, we expanded our footprint in the transportation network company business by adding nine additional states, bringing the total numbers of states where we insure Uber ride and Uber eats to 13 states. We continue to believe we are well positioned to offer competitive rates to the best owners/operators and small fleets though Smart Haul®, our usage-based insurance program for our for-hire transportation policyholders.

F. Property

	Growth Over Prior Year Quarter
	2019	2018
New applications	3%	85%
Renewal applications	25	19
Written premium per policy	0	(5)
Our Property business writes residential property insurance for homeowners, other property owners, and renters, primarily in the agency channel. During the first quarter 2019, our Property business experienced a slowing new application growth. The significant growth in new applications during the comparable period in 2018 was largely attributable to state expansion and momentum in growing Robinsons through our Platinum agency offering. In addition, during 2018, our Property business benefited from business we began writing when an unaffiliated carrier stopped offering homeowners’ insurance through our in-house agency.
Although written premium per policy was flat quarter-over-prior-year quarter, it was better than the decrease experienced in the first quarter last year. We are starting to see some of the rate increases we took in 2018 earn in since Property policies have annual terms. We will continue to increase rates where needed to get us in line with our profitability target.
G. Income Taxes
A deferred tax asset or liability is a tax benefit or expense that is expected to be realized in a future tax year. At March 31, 2019 and 2018, we reported net deferred tax liabilities, and a net deferred tax asset at December 31, 2018. At March 31, 2019 and 2018, and December 31, 2018, we had net current income taxes payable of $480.3 million, $245.6 million, and $16.8 million, respectively, which were reported as part of “other liabilities.” The increase in our current tax liability from the first quarter last year primarily reflects the reversal of certain tax credits and other tax benefits discussed below.
Our effective tax rate was 30.9% for the first quarter 2019, compared to 19.9% for the same period last year. During the first quarter 2019, we increased our provision for income taxes $156.1 million, which increased our current tax liability $218.9 million and decreased our deferred tax liability $62.8 million. The increase to provision principally reflects the total reversal of the tax credits and other tax benefits previously recognized from certain renewable energy investments, plus interest. See Note 5 – Income Taxes for additional discussion.

IV. RESULTS OF OPERATIONS – INVESTMENTS
A. Investment Results
We disclose total return to reflect our management philosophy governing the portfolio and our evaluation of investment results. The fully taxable equivalent (FTE) total return includes recurring investment income, adjusted to a fully taxable amount for certain securities that receive preferential tax treatment (e.g., municipal securities), and total net realized, and changes in total net unrealized, gains (losses) on securities.

Our investment portfolio produced an FTE total return of 3.2% for the three months ended March 31, 2019, compared to (0.3)% for the same period in 2018. Our fixed-income and common stock portfolios had FTE total returns of 2.3% and 13.3%, respectively, for the three months ended March 31, 2019, and (0.3)% and (0.3)%, respectively, for the same period in 2018. As interest rates declined during the quarter, we reduced our fixed-income portfolio duration from 2.8 years to 2.6 years. We generated a positive return in the fixed-income portfolio this quarter as interest rates and risk premium pricing declined resulting in valuation increases of our securities. The equity market recovered from a sharp fourth quarter drop. Our indexed portfolio return was in line with the overall market, while our actively managed portfolio lagged the overall market.

The following table summarizes investment results for the periods ended March 31:

	Three Months
	2019	2018
Pretax recurring investment book yield (annualized)	3.1%	2.6%
Weighted average FTE book yield (annualized)	3.2	2.6
FTE total return:
Fixed-income securities	2.3	(0.3)
Common stocks	13.3	(0.3)
Total portfolio	3.2%	(0.3)%

A further break-down of our FTE total returns for our portfolio for the periods ended March 31, follows:

	Three Months
	2019	2018
Fixed-income securities:
U.S. Treasury Notes	1.6%	(0.8)%
Municipal bonds	1.8	(0.1)
Corporate bonds	3.7	(0.6)
Residential mortgage-backed securities	0.9	0.5
Commercial mortgage-backed securities	2.4	(0.1)
Other asset-backed securities	1.1	0.1
Preferred stocks	6.3	0
Short-term investments	0.6	0.4
Common stocks:
Indexed	13.4	(0.6)
Actively managed	12.1%	3.8%

B. Portfolio Allocation
The composition of the investment portfolio was:

($ in millions)	Fair Value	% of Total Portfolio	Duration (years)	Rating[1]
March 31, 2019
Fixed maturities	$27,821.9	80.6%	2.8	AA-
Nonredeemable preferred stocks	1,095.4	3.2	2.4	BBB-
Short-term investments	2,584.7	7.5	<0.1	AA
Total fixed-income securities	31,502.0	91.3	2.6	AA-
Common equities	3,010.5	8.7	na	na
Total portfolio[2,3]	$34,512.5	100.0%	2.6	AA-
March 31, 2018
Fixed maturities	$22,420.1	76.7%	2.7	AA-
Nonredeemable preferred stocks	745.9	2.5	3.1	BBB-
Short-term investments	3,052.4	10.4	<0.1	AA-
Total fixed-income securities	26,218.4	89.6	2.6	AA-
Common equities	3,033.2	10.4	na	na
Total portfolio[2,3]	$29,251.6	100.0%	2.6	AA-
December 31, 2018
Fixed maturities	$28,111.5	83.7%	2.9	AA-
Nonredeemable preferred stocks	1,033.9	3.1	2.6	BBB-
Short-term investments	1,795.9	5.4	0.1	AA
Total fixed-income securities	30,941.3	92.2	2.8	AA-
Common equities	2,626.1	7.8	na	na
Total portfolio[2,3]	$33,567.4	100.0%	2.8	AA-
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
2Our portfolio reflects the effect of unsettled security transactions; at March 31, 2019, we had $76.5 million included in “other assets,”
compared to $83.6 million and $5.9 million at March 31, 2018 and December 31, 2018, respectively, included in “other liabilities.”
3The total fair value of the portfolio at March 31, 2019 and 2018, and December 31, 2018, included $1.2 billion, $2.1 billion, and $2.9 billion, respectively, of securities held in a consolidated, non-insurance subsidiary of the holding company, net of any unsettled security transactions.

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

The following table shows the composition of our Group I and Group II securities:

	March 31, 2019		March 31, 2018		December 31, 2018
($ in millions)	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
Group I securities:
Non-investment-grade fixed maturities	$672.0	1.9%	$553.2	1.9%	$754.8	2.2%
Redeemable preferred stocks[1]	161.1	0.5	151.0	0.5	154.1	0.5
Nonredeemable preferred stocks	1,095.4	3.2	745.9	2.5	1,033.9	3.1
Common equities	3,010.5	8.7	3,033.2	10.4	2,626.1	7.8
Total Group I securities	4,939.0	14.3	4,483.3	15.3	4,568.9	13.6
Group II securities:
Other fixed maturities[2]	26,988.8	78.2	21,715.9	74.3	27,202.6	81.0
Short-term investments	2,584.7	7.5	3,052.4	10.4	1,795.9	5.4
Total Group II securities	29,573.5	85.7	24,768.3	84.7	28,998.5	86.4
Total portfolio	$34,512.5	100.0%	$29,251.6	100.0%	$33,567.4	100.0%
1Includes non-investment-grade redeemable preferred stocks of $71.0 million, $84.6 million, and $69.9 million at March 31, 2019 and 2018, and December 31, 2018, respectively.
2Includes investment-grade redeemable preferred stocks, with cumulative dividends, of $90.1 million, $66.4 million, and $84.2 million at March 31, 2019 and 2018, and December 31, 2018, respectively.
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

Unrealized Gains and Losses
As of March 31, 2019, our fixed-maturity portfolio had pretax net unrealized gains, recorded as part of accumulated other comprehensive income, of $246.9 million, compared to net unrealized losses of $204.1 million and $134.2 million at March 31, 2018 and December 31, 2018, respectively. The changes for both periods reflect valuation increases in nearly all sectors during the first three months of 2019, most notably in our U.S. Treasury, corporate, and commercial mortgage-backed portfolios.
See Note 2 – Investments for a further break-out of our gross unrealized gains and losses.

Holding Period Gains and Losses

The following table provides the gross and net holding period gain (loss) balance and activity during the three months ended March 31, 2019:

(millions)	Gross Holding Period Gains	Gross Holding Period Losses	Net Holding Period Gains (Losses)
Beginning of period
Hybrid fixed-maturity securities	$0.1	$(10.3)	$(10.2)
Equity securities	1,568.7	(60.2)	1,508.5
Balance at December 31, 2018	1,568.8	(70.5)	1,498.3
Year-to-date change in fair value
Hybrid fixed-maturity securities	2.8	7.9	10.7
Equity securities	354.0	28.0	382.0
Total holding period gains (losses) during the period	356.8	35.9	392.7
End of period
Hybrid fixed-maturity securities	2.9	(2.4)	0.5
Equity securities	1,922.7	(32.2)	1,890.5
Balance at March 31, 2019	$1,925.6	$(34.6)	$1,891.0

Changes in holding period gains (losses), similar to unrealized gains (losses) in our fixed-maturity portfolio, are the result of changes in market performance as well as sales of securities based on various portfolio management decisions.
Other-Than-Temporary Impairment (OTTI)
Net realized gains (losses) may include write-downs of fixed-maturity securities determined to have had other-than-temporary declines in fair value. We routinely monitor our fixed-maturity portfolio for pricing changes that might indicate potential impairments and perform detailed reviews of securities with unrealized losses. In such cases, changes in fair value are evaluated to determine the extent to which such changes are attributable to: (i) fundamental factors specific to the issuer, such as financial conditions, business prospects, or other factors, (ii) market-related factors, such as interest rates, or (iii) credit-related losses, where the present value of cash flows expected to be collected is lower than the amortized cost basis of the security.
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
We did not record any write-downs on securities held in our investment portfolio during the first three months of 2019 or 2018. During the first quarter 2019, we wrote down our remaining investment in three federal renewable energy tax credit fund investments, which were reported in “other assets” on the balance sheet, based on an analysis that our investments in those funds will not generate the cash flows that we anticipated. See Note 5 – Income Taxes for additional discussion.

The following table stratifies the gross unrealized losses in our fixed-maturity portfolio at March 31, 2019, by duration in a loss position:

		Total Gross Unrealized Losses	Decline of Investment Value
(millions)	Fair Value		>15%
Unrealized loss for less than 12 months	$891.9	$3.9	$0.5
Unrealized loss for 12 months or greater	8,323.8	57.0	0
Total	$9,215.7	$60.9	$0.5
We completed a thorough review of the existing securities in these loss categories and determined that, applying the procedures and criteria discussed above, these securities were not other-than-temporarily impaired. We also determined that it is not likely that we will be required to sell these securities during the period of time necessary to recover the respective cost bases of these securities, and that there are no additional credit-related impairments on our debt securities.
Since total unrealized losses are already a component of other comprehensive income and included in shareholders’ equity, any recognition of these losses as additional OTTI losses would have no effect on our comprehensive income, book value, or reported investment total return.
Fixed-Income Securities
The fixed-income portfolio is managed internally and includes fixed-maturity securities, short-term investments, and nonredeemable preferred stocks. A primary exposure for the fixed-income portfolio is interest rate risk, which includes the change in value resulting from movements in the underlying market rates of debt securities held. We manage this risk by maintaining the portfolio’s duration (a measure of the portfolio’s exposure to changes in interest rates) between 1.5 years and 5 years. The duration of the fixed-income portfolio was 2.6 years at both March 31, 2019 and 2018, compared to 2.8 years at December 31, 2018. The distribution of duration and convexity (i.e., a measure of the speed at which the duration of a security is expected to change based on a rise or fall in interest rates) is monitored on a regular basis.
The duration distribution of our fixed-income portfolio, excluding short-term investments, represented by the interest rate sensitivity of the comparable benchmark U.S. Treasury Notes, was:

Duration Distribution	March 31, 2019	March 31, 2018	December 31, 2018
1 year	21.6%	19.2%	19.4%
2 years	19.7	17.1	17.0
3 years	23.6	25.9	27.0
5 years	19.9	22.2	22.8
7 years	11.5	9.5	10.4
10 years	3.8	6.1	3.5
20 years	(0.1)	0	(0.1)
Total fixed-income portfolio	100.0%	100.0%	100.0%

The negative duration in the 20-year category at March 31, 2019 and December 31, 2018 arose from the variable rate nature of the dividends on some of our preferred stocks. If not called at their call dates, the dividends on these securities will reset from a fixed rate to a floating rate, which could cause these securities to trade at a discount and, therefore, with a negative duration as the securities’ valuation will likely rise if the floating rate moves higher.
Another primary exposure related to the fixed-income portfolio is credit risk. This risk is managed by maintaining an A+ minimum weighted average portfolio credit quality rating, as defined by NRSROs, which was successfully maintained during the first three months of 2019 and all of 2018.

The credit quality distribution of the fixed-income portfolio was:

Rating	March 31, 2019	March 31, 2018	December 31, 2018
AAA	52.0%	48.8%	50.5%
AA	12.2	12.8	10.8
A	7.9	10.8	8.4
BBB	23.9	22.9	25.9
Non-investment grade/non-rated[1]
BB	2.8	3.0	3.0
B	0.9	1.2	1.1
CCC and lower	0	0.1	0.1
Non-rated	0.3	0.4	0.2
Total fixed-income portfolio	100.0%	100.0%	100.0%
1The ratings in the table above are assigned by NRSROs. The non-investment-grade fixed-income securities based upon our Group I classification represented 3.5% of the total fixed-income portfolio at March 31, 2019, compared to 3.2% at March 31, 2018 and 3.6% at December 31, 2018.

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
We monitor prepayment and extension risk, especially in our structured product and preferred stock portfolios. Prepayment risk includes the risk of early redemption of security principal that may need to be reinvested at less attractive rates. Extension risk includes the risk that a security will not be redeemed when anticipated, and that the security that is extended will have a lower yield than a security we might be able to obtain by reinvesting the expected redemption principal. Our holdings of different types of structured debt and preferred securities help manage this risk. During the first three months of 2019 and all of 2018, we did not experience significant adverse prepayment or extension of principal relative to our cash flow expectations in the portfolio.
Liquidity risk is another risk factor we monitor. Our overall portfolio remains very liquid and we believe that it is sufficient to meet expected near-term liquidity requirements. The short-to-intermediate duration of our portfolio provides a source of liquidity, as we expect approximately $3.7 billion, or 19.4%, of principal repayment from our fixed-income portfolio, excluding U.S. Treasury Notes and short-term investments, during the remainder of 2019. Cash from interest and dividend payments provides an additional source of recurring liquidity.

The duration of our U.S. government obligations, which are included in the fixed-income portfolio, was comprised of the following at March 31, 2019:

($ in millions)	Fair Value	Duration (years)
U.S. Treasury Notes
Less than one year	$399.1	0.6
One to two years	2,574.1	1.6
Two to three years	2,327.5	2.5
Three to five years	2,368.6	4.1
Five to seven years	1,310.0	6.0
Seven to ten years	791.2	8.4
Total U.S. Treasury Notes	$9,770.5	3.5
As of March 31, 2019, we had no interest rate swaps or treasury futures.

ASSET-BACKED SECURITIES
Included in the fixed-income portfolio are asset-backed securities, which were comprised of the following at the balance sheet dates listed:

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2019
Residential mortgage-backed securities:
Collateralized mortgage obligations	$349.4	$(0.1)	4.2%	1.2	AA
Home equity (sub-prime bonds)	263.6	3.2	3.2	0.3	A-
Residential mortgage-backed securities	613.0	3.1	7.4	0.8	AA-
Commercial mortgage-backed securities	3,853.6	28.0	46.4	2.5	AA-
Other asset-backed securities:
Automobile	1,746.6	1.8	21.0	0.8	AAA-
Credit card	602.2	0.6	7.2	0.5	AAA
Student loan	536.5	0.2	6.5	0.9	AA+
Other[1]	954.5	2.9	11.5	1.7	AA-
Other asset-backed securities	3,839.8	5.5	46.2	1.0	AA+
Total asset-backed securities	$8,306.4	$36.6	100.0%	1.7	AA

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
March 31, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$362.6	$(1.4)	6.6%	1.3	A+
Home equity (sub-prime bonds)	389.2	6.5	7.1	0.3	BBB+
Residential mortgage-backed securities	751.8	5.1	13.7	0.8	A-
Commercial mortgage-backed securities	2,269.5	(20.3)	41.4	2.4	A
Other asset-backed securities:
Automobile	1,220.4	(4.9)	22.3	0.9	AAA-
Credit card	119.6	(0.2)	2.2	0.5	AAA
Student loan	517.7	(1.4)	9.4	1.1	AA-
Other[1]	604.4	(4.0)	11.0	2.2	A+
Other asset-backed securities	2,462.1	(10.5)	44.9	1.2	AA+
Total asset-backed securities	$5,483.4	$(25.7)	100.0%	1.7	AA-

($ in millions)	Fair Value	Net Unrealized Gains (Losses)	% of Asset- Backed Securities	Duration (years)	Rating (at period end)
December 31, 2018
Residential mortgage-backed securities:
Collateralized mortgage obligations	$435.3	$(2.4)	5.7%	1.5	AA
Home equity (sub-prime bonds)	299.1	3.3	3.9	0.4	A-
Residential mortgage-backed securities	734.4	0.9	9.6	1.0	AA-
Commercial mortgage-backed securities	3,301.6	(31.2)	43.4	2.7	AA-
Other asset-backed securities:
Automobile	1,609.0	(3.3)	21.1	0.9	AAA-
Credit card	644.5	(0.5)	8.5	0.5	AAA
Student loan	475.7	(1.0)	6.3	1.1	AA+
Other[1]	848.1	(3.4)	11.1	1.6	AA-
Other asset-backed securities	3,577.3	(8.2)	47.0	1.0	AA+
Total asset-backed securities	$7,613.3	$(38.5)	100.0%	1.7	AA
1Includes equipment leases, whole business securitizations, and other types of structured debt.

The increases in asset-backed securities are primarily due to purchases in the other asset-backed and commercial mortgage-backed sectors, partially offset by maturities and sales in the residential mortgage-backed sector. See below for a further discussion of our residential and commercial mortgage-backed securities. The other asset-backed securities category is not included in the discussions below due to the high credit quality, short duration, and security structure of those instruments.

Residential Mortgage-Backed Securities (RMBS) The following table details the credit quality rating and fair value of our RMBSs, along with the loan classification and a comparison of the fair value at March 31, 2019, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Residential Mortgage-Backed Securities (at March 31, 2019)
		Collateralized Mortgage Obligations
($ in millions) Rating[1]	Home Equity	Non-Agency Prime	Alt-A2	Government/GSE[3]	Total	% of Total
AAA	$44.3	$264.4	$3.3	$2.5	$314.5	51.3%
AA	72.3	5.1	14.7	0.7	92.8	15.1
A	57.9	2.8	0	0	60.7	9.9
BBB	7.2	3.1	1.0	0	11.3	1.8
Non-investment grade/non-rated:
BB	32.1	2.0	0.7	0	34.8	5.7
B	27.2	0	0.8	0	28.0	4.6
CCC and lower	10.6	4.7	0	0	15.3	2.5
Non-rated	12.0	5.0	38.6	0	55.6	9.1
Total fair value	$263.6	$287.1	$59.1	$3.2	$613.0	100.0%
Increase (decrease) in value	1.2%	(0.1)%	1.4%	(13.4)%	0.5%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our RMBSs, $120.9 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $12.8 million, or 2.1% of our total RMBSs, are not rated by the NAIC and are classified as Group I.
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

Our collateralized mortgage obligation (CMO) portfolio is primarily composed of non-GSE/FHA/VA mortgage securities. The majority of our portfolio consists of older deals with predictable prepayment speeds, high levels of credit support, and stable delinquency trends. We also own a number of more recent vintage securities backed by high-quality collateral. Our RMBS portfolio decreased in value during the quarter due to security maturities, principal repayments, and the sale of our agency pass-through securities.

Commercial Mortgage-Backed Securities (CMBS) The following table details the credit quality rating and fair value of our CMBSs, along with a comparison of the fair value at March 31, 2019, to our original investment value (adjusted for returns of principal, amortization, and write-downs):

Commercial Mortgage-Backed Securities (at March 31, 2019)
($ in millions) Rating[1]	Multi-Borrower	Single-Borrower	Total	% of Total
AAA	$244.8	$1,307.0	$1,551.8	40.3%
AA	136.9	904.5	1,041.4	27.0
A	109.7	505.3	615.0	16.0
BBB	43.0	528.6	571.6	14.8
Non-investment grade/non-rated:
BB	0	73.1	73.1	1.9
B	0.7	0	0.7	0
Total fair value	$535.1	$3,318.5	$3,853.6	100.0%
Increase (decrease) in value	1.8%	0.6%	0.7%
1The credit quality ratings in the table above are assigned by NRSROs; when we assign the NAIC ratings for our CMBSs, $56.6 million of our non-investment-grade securities are rated investment-grade and classified as Group II, and $17.2 million, or 0.4% of our total CMBSs, are not rated by the NAIC and are classified as Group I.

In the CMBS sector, our focus continues to be on single-borrower transactions, which represented 86.1% of the CMBS portfolio at March 31, 2019. During the quarter, we selectively added bonds backed by multifamily, industrial, and office collateral, and bonds defeased by U.S. Treasuries. We increased our CMBS bond portfolio by $492.8 million on a cost basis during the quarter. Since year end, the duration of the CMBS portfolio decreased from 2.7 years to 2.5 years as we added shorter duration fixed-rate and floating-rate bonds and sold longer duration bonds. The average credit quality was AA- at both March 31, 2019 and December 31, 2018.
MUNICIPAL SECURITIES
Included in the fixed-income portfolio at March 31, 2019 and 2018, and December 31, 2018, were $1,515.8 million, $1,720.1 million, and $1,649.1 million, respectively, of state and local government obligations. These securities had a duration of 2.8 years at March 31, 2019, compared to 2.5 years at March 31, 2018 and 2.9 years at December 31, 2018; the weighted average credit quality rating (excluding the benefit of credit support from bond insurance) was AA+ at both March 31, 2019 and December 31, 2018, compared to AA at March 31, 2018. These securities had net unrealized gains of $10.3 million at March 31, 2019, compared to net unrealized losses of $12.1 million at March 31, 2018 and $5.5 million at December 31, 2018.

The following table details the credit quality rating of our municipal securities at March 31, 2019, without the benefit of credit or bond insurance:

Municipal Securities (at March 31, 2019)
(millions) Rating	General Obligations	Revenue Bonds	Total
AAA	$247.1	$400.5	$647.6
AA	372.8	452.7	825.5
A	0	26.4	26.4
BBB	3.0	13.3	16.3
Total	$622.9	$892.9	$1,515.8

Included in revenue bonds were $730.0 million of single-family housing revenue bonds issued by state housing finance agencies, of which $519.5 million were supported by individual mortgages held by the state housing finance agencies and

$210.5 million were supported by mortgage-backed securities. Of the programs supported by mortgage-backed securities, approximately 25% were collateralized by Fannie Mae and Freddie Mac mortgages; the remaining 75% were collateralized by Ginnie Mae loans, which are fully guaranteed by the U.S. government. Of the programs supported by individual mortgages held by the state housing finance agencies, the weighted average credit quality rating was AA+. Most of these mortgages were supported by FHA, VA, or private mortgage insurance providers.

We continued to reduce our holdings of tax-exempt municipal bonds during the first quarter 2019, as the current corporate tax rate we use to value our tax-exempt bonds rendered them less attractive relative to alternative taxable investments.
CORPORATE SECURITIES
Included in our fixed-income securities at March 31, 2019 and 2018, and December 31, 2018, were $7,978.0 million, $6,041.1 million, and $8,694.3 million, respectively, of corporate securities. These securities had a duration of 3.2 years at March 31, 2019, compared to 2.7 years at March 31, 2018 and 3.3 years at December 31, 2018, and a weighted average credit quality rating of BBB at March 31, 2019 and 2018, and December 31, 2018. These securities had net unrealized gains of $107.3 million at March 31, 2019, compared to net unrealized losses of $60.0 million at March 31, 2018 and $111.7 million at December 31, 2018.

We decreased the size of our corporate bond portfolio during the first quarter as valuations became significantly less attractive than they were in the fourth quarter of 2018.

The table below shows the exposure break-down by sector and rating:

Corporate Securities (at March 31, 2019)
(millions) Rating	Consumer	Industrial	Communication	Financial Services	Agency	Technology	Basic Materials	Energy	Total
AAA	$0	$0	$0	$32.7	$0	$0	$0	$0	$32.7
AA	0	0	0	282.0	0.7	35.4	0	0	318.1
A	163.5	94.5	234.7	643.6	0	0	34.9	1.3	1,172.5
BBB	2,635.4	823.4	404.2	785.7	0	642.5	180.2	341.3	5,812.7
Non-investment grade/non-rated:
BB	29.0	109.7	114.0	17.8	0	114.7	12.6	36.4	434.2
B	72.2	56.7	0	33.2	0	22.1	0	23.6	207.8
Total fair value	$2,900.1	$1,084.3	$752.9	$1,795.0	$0.7	$814.7	$227.7	$402.6	$7,978.0

PREFERRED STOCKS – REDEEMABLE AND NONREDEEMABLE
We hold both redeemable (i.e., mandatory redemption dates) and nonredeemable (i.e., perpetual with call dates) preferred stocks. At March 31, 2019, we held $251.2 million in redeemable preferred stocks and $1,095.4 million in nonredeemable preferred stocks, compared to $217.4 million and $745.9 million, respectively, at March 31, 2018, and $238.3 million and $1,033.9 million at December 31, 2018. At March 31, 2019, our preferred stock portfolio had net unrealized gains of $7.8 million and net holding period gains of $74.1 million recorded as part of net realized gains (losses), compared to $17.2 million of net unrealized gains and $84.7 million of net holding period gains at March 31, 2018 and $2.4 million of net unrealized gains and $23.5 million of net holdings period gains at December 31, 2018.

The value of our preferred stock portfolio increased during the first quarter 2019 as equities recovered from a sharp fourth quarter drop and treasury yields moved lower. We increased our preferred stock portfolio by $18.4 million on a cost basis during the quarter.

Our preferred stock portfolio had a duration of 2.6 years at March 31, 2019, compared to 2.8 years at March 31, 2018 and 2.4 years at December 31, 2018. The majority of our preferred securities have fixed-rate dividends until a call date and then, if not called, convert to floating-rate dividends. The interest rate duration of our preferred securities is calculated to reflect the call, floor, and floating-rate features. Although a preferred security will remain outstanding if not called, its interest rate duration will reflect the variable nature of the dividend. The overall credit quality rating was BBB- for all three periods. Our non-investment-grade preferred stocks were primarily with issuers that maintain investment-grade senior debt ratings.

The table below shows the exposure break-down by sector and rating at quarter end:

Preferred Stocks (at March 31, 2019)
	Financial Services
(millions) Rating	U.S. Banks	Foreign Banks	Insurance	Other	Industrials	Utilities	Total
A	$78.4	$0	$0	$10.0	$0	$0	$88.4
BBB	554.8	0	103.6	53.0	129.2	0	840.6
Non-investment grade/non-rated:
BB	152.1	86.8	30.3	0	40.7	40.7	350.6
B	0	0	0	36.9	0	0	36.9
Non-rated	0	0	0	25.1	5.0	0	30.1
Total fair value	$785.3	$86.8	$133.9	$125.0	$174.9	$40.7	$1,346.6
We also face the risk that dividend payments on our preferred stock holdings could be deferred for one or more periods or skipped entirely. As of March 31, 2019, all of our preferred securities continued to pay their dividends in full and on time. Approximately 78% of our preferred stock securities pay dividends that have tax preferential characteristics, while the balance pay dividends that are fully taxable.
Common Equities
Common equities, as reported on the balance sheets, were comprised of the following:

($ in millions)	March 31, 2019		March 31, 2018		December 31, 2018
Indexed common stocks	$2,844.4	94.5%	$2,874.4	94.8%	$2,480.2	94.4%
Managed common stocks	165.8	5.5	158.5	5.2	145.6	5.6
Total common stocks	3,010.2	100.0	3,032.9	100.0	2,625.8	100.0
Other risk investments	0.3	0	0.3	0	0.3	0
Total common equities	$3,010.5	100.0%	$3,033.2	100.0%	$2,626.1	100.0%
In our indexed common stock portfolio, our individual holdings are selected based on their contribution to the correlation with the Russell 1000 Index. At March 31, 2019, the total return, based on GAAP income, was slightly outside our tracking error due to cash held in the indexed portfolio but not invested in securities at the end of the period. This total return was within the desired tracking error when compared to the index for the other periods reported above. We held 806 out of 978, or 82%, of the common stocks comprising the Russell 1000 Index at March 31, 2019, which made up 94% of the total market capitalization of the index.
The actively managed common stock portfolio, which is managed by one external investment manager, had a cost basis of $131.3 million at March 31, 2019, compared to $112.9 million and $131.3 million at March 31, 2018 and December 31, 2018, respectively.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that certain statements in this report not based upon historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements often use words such as “estimate,” “expect,” “intend,” “plan,” “believe,” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. Forward-looking statements are based on current expectations and projections about future events, and are subject to certain risks, assumptions and uncertainties that could cause actual events and results to differ materially from those discussed herein. These risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions, and projections generally; inflation and changes in general economic conditions (including changes in interest rates and financial markets); the possible failure of one or more governmental, corporate, or other entities to make scheduled debt payments or satisfy other obligations; our ability to access capital markets and financing arrangements when needed to support growth or other capital needs, and the favorable evaluations by credit and other rating agencies on which this access depends; the potential or actual downgrading by one or more rating agencies of our securities or governmental, corporate, or other securities we hold; the financial condition of, and other issues relating to the strength of and liquidity available to, issuers of securities held in our investment portfolios and other companies with which we have ongoing business relationships, including reinsurers and other counterparties to certain financial transactions or under certain government programs; the accuracy and adequacy of our pricing, loss reserving, and claims methodologies; the competitiveness of our pricing and the effectiveness of our initiatives to attract and retain more customers, including our efforts to enter into new business areas with which we have less experience; initiatives by competitors and the effectiveness of our response; our ability to obtain regulatory approval for the introduction of products to new jurisdictions, for requested rate changes and the timing thereof and for any proposed acquisitions; the effectiveness of our brand strategy and advertising campaigns relative to those of competitors; legislative and regulatory developments at the state and federal levels, including, but not limited to, matters relating to vehicle and homeowners insurance, health care reform and tax law changes; the outcome of disputes relating to intellectual property rights; the outcome of litigation or governmental investigations that may be pending or filed against us; severe weather conditions and other catastrophe events, and our ability to respond to changes in catastrophe loss trends; the effectiveness of our reinsurance programs; changes in vehicle usage and driving patterns, which may be influenced by oil and gas prices, changes in residential occupancy patterns, and the effects of the emerging “sharing economy”; advancements in vehicle or home technology or safety features, such as accident and loss prevention technologies or the development of autonomous or partially autonomous vehicles; our ability to accurately recognize and appropriately respond in a timely manner to changes in loss frequency and severity trends; technological advances; acts of war and terrorist activities; our ability to maintain the uninterrupted operation of our facilities, systems (including information technology systems), and business functions, and safeguard personal and sensitive information in our possession, whether from cyber attacks, other technology events or other means; our continued access to and functionality of third-party systems that are critical to our business; our ability to maintain adequate staffing levels, and the sources from which we obtain talent; our continued ability to access cash accounts and/or convert securities into cash on favorable terms when we desire to do so; restrictions on our subsidiaries’ ability to pay dividends to The Progressive Corporation; possible impairment of our goodwill or intangible assets if future results do not adequately support either, or both, of these items; court decisions, new theories of insurer liability or interpretations of insurance policy provisions and other trends in litigation; changes in health care and auto and property repair costs; and other matters described from time to time in our releases and publications, and in our periodic reports and other documents filed with the United States Securities and Exchange Commission. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for one or more contingencies. Also, our regular reserve reviews may result in adjustments of varying magnitude as additional information regarding claims activity becomes known. Reported results, therefore, may be volatile in certain accounting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.6 years at March 31, 2019 and 2.8 years at December 31, 2018. The weighted average beta of the equity portfolio was 1.01 at both March 31, 2019 and December 31, 2018. Although components of the portfolio have changed, no material changes have occurred in the total interest rate or market risk when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
There have not been any material changes in Progressive’s internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

The risk factors affecting our business are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in the risk factors that were discussed in that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Share Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES
2019 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January	373,025	$59.26	1,042,874	23,957,126
February	51,058	71.38	1,093,932	23,906,068
March	5,354	73.02	1,099,286	23,900,714
Total	429,437	$60.88

In May 2018, our Board of Directors approved an authorization to repurchase up to 25 million common shares; this authorization does not have an expiration date. Share repurchases under this authorization may be accomplished through open market purchases, through privately negotiated transactions, pursuant to our equity incentive plans, or otherwise, and may include trading plans entered into with one or more brokerage firms in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. During the first quarter 2019, all repurchases were accomplished in conjunction with our incentive compensation plans at the then-current market prices; there were no open market purchases during the quarter. Progressive’s financial policies state that we will repurchase shares to neutralize dilution from equity-based compensation in the year of issuance and as an option to effectively use underleveraged capital.
Item 5. Other Information.
President and CEO Susan Patricia Griffith’s letter to shareholders with respect to our first quarter 2019 results is included as Exhibit 99 to this Quarterly Report on Form 10-Q. The letter is also posted on Progressive’s website at progressive.com/annualreport.
Item 6. Exhibits.
See exhibit index beginning on page 58.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE PROGRESSIVE CORPORATION
(Registrant)

Date:	May 1, 2019	By: /s/ John P. Sauerland
John P. Sauerland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC

3 (i)	3.1	Amended Articles of Incorporation of The Progressive Corporation (as amended March 13, 2018)	Filed herewith

3 (ii)	3.2	Code of Regulations of The Progressive Corporation (as amended on March 18, 2019)	Filed herewith

4	4.1	Form of Confirmation Letter - Discretionary Line of Credit from PNC Bank, National Association, to The Progressive Corporation	Filed herewith

4	4.2	Form of Discretionary Line of Credit Note from The Progressive Corporation to PNC Bank, National Association	Filed herewith

10 (iii)	10.1	Form of Restricted Stock Unit Award Agreement for Time-Based Awards under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Filed herewith

10 (iii)	10.2	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Investment Results) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Filed herewith

10 (iii)	10.3	Form of Restricted Stock Unit Award Agreement for Performance-Based Awards (Performance versus Market) under The Progressive Corporation 2015 Equity Incentive Plan (for 2019)	Filed herewith

10 (iii)	10.4	The Progressive Corporation Directors Restricted Stock Deferral Plan (2008 Amendment and Restatement)	Filed herewith

31	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer, Susan Patricia Griffith	Filed herewith

31	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer, John P. Sauerland	Filed herewith

32	32.1	Section 1350 Certification of the Principal Executive Officer, Susan Patricia Griffith	Furnished herewith

32	32.2	Section 1350 Certification of the Principal Financial Officer, John P. Sauerland	Furnished herewith

99	99	Letter to Shareholders from Susan Patricia Griffith, President and Chief Executive Officer (Regulation FD Disclosure)	Furnished herewith

101	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Form 10-Q Exhibit Number	Description of Exhibit	If Incorporated by Reference, Documents with Which Exhibit was Previously Filed with SEC
101	101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101	101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith